Form 10-Q
period 1996-03-31
MCAFEE ASSOCIATES INC
filed 1996-05-08
CIK 890801

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended 31 March 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number  0-20558

                             MCAFEE ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     77-0316593
    (State of incorporation)                (IRS Employer Identification Number)

                                2710 Walsh Avenue
                          Santa Clara, California 95051
                                 (408) 988-3832

          (Address and telephone number of principal executive offices)
                             ---------------------

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X          NO
                                   ---            ---
    31,247,292 shares of the registrant's Common stock, $0.01 par value, were outstanding as of April 29, 1996.

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, March 31, 1996

                                      ---

                                 C O N T E N T S

Item Number                                                                                                      Page
- -----------                                                                                                      ----
                                             PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets:
                   March 31, 1996 and December 31, 1995.......................................................      3
                Condensed Consolidated Statements of  Income:
                   Three months ended March 31, 1996 and 1995.................................................      4
                Condensed Consolidated Statements of Cash Flows:
                   Three months ended March 31, 1996 and 1995 ................................................      5
                Notes to Consolidated Financial Statements....................................................      6


Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................................................      8

                                               PART II:  OTHER INFORMATION

Item 1       Legal Proceedings................................................................................     16

Item 6       Exhibits and Reports on Form 8-K.................................................................     16




SIGNATURES   .................................................................................................     17

EXHIBIT INDEX.................................................................................................     18

                             MCAFEE ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    Dollars in thousands, except share data)

                                      ---

                                     ASSETS

                                                                           March 31     December 31
                                                                               1996            1995
                                                                           --------        --------
                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                               $ 43,500        $ 30,299
   Marketable securities                                                     24,658          25,058
   Accounts receivable, net of allowances for doubtful
       accounts and returns  of $2,565 and $2,279 at March 31, 1996
       and December 31, 1995                                                 20,476          20,892
   Prepaids and other current assets                                          3,375           3,373
   Prepaid taxes                                                              1,513           6,064
   Deferred taxes                                                             4,369           4,999
                                                                           --------        --------
         Total current assets                                                97,891          90,685
Fixed assets, net                                                             4,047           3,399
Intangibles, net                                                              3,491           3,129
Deferred taxes                                                                6,243           6,513
Other assets                                                                    424             294
                                                                           --------        --------
           Total assets                                                    $112,096        $104,020
                                                                           ========        ========

                                  LIABILITIES

Current liabilities:
   Accounts payable                                                        $  4,656        $  2,214
   Accrued liabilities                                                        9,219           8,844
   Deferred revenue                                                          23,421          24,795
                                                                           --------        --------
         Total current liabilities                                           37,296          35,853
Deferred revenue, less current portion                                        2,730           4,625
                                                                           --------        --------
         Total liabilities                                                   40,026          40,478
                                                                           --------        --------
                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
     authorized:  5,000,000 shares
Common stock, $.01 par value;
     authorized:  40,000,000 shares; issued and
     outstanding:  31,245,550 shares at March 31, 1996 and
     30,753,258 at December 31, 1995                                            208             205
Additional paid-in capital                                                   38,608          31,145
Retained earnings                                                            33,254          32,192
                                                                           --------        --------
         Total stockholders' equity                                          72,070          63,542
                                                                           --------        --------
           Total liabilities and stockholders' equity                      $112,096        $104,020
                                                                           ========        ========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                  (Dollars in thousands, except per share data)

                                      ---

                                                                 Three months
                                                                Ended March 31,
                                                            ----------------------

                                                              1996           1995
                                                            -------        -------
    Net revenue                                             $33,845        $16,521
                                                            -------        -------
    Operating costs and expenses:
      Cost of net revenue                                     2,067          1,241
      Research and development                                3,810          2,020
      Marketing and sales                                     9,583          6,113
      General and administrative                              2,713          1,537
      Amoritzation of intangibles                               550            264
      Acquisition and related costs                           8,297           --
                                                            -------        -------
                  Total operating costs and expenses         27,020         11,175
                                                            -------        -------
            Income from operations                            6,825          5,346

    Other income                                                597            319
                                                            -------        -------

            Income before income taxes                        7,422          5,665

          Provision for income taxes                          6,339          2,252
                                                            -------        -------

            Net income                                      $ 1,083        $ 3,413
                                                            =======        =======

            Net income per share                            $  0.03        $  0.11
                                                            =======        =======

            Shares used in per share calculation             34,530         31,950
                                                            =======        =======



                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)
                                      ---


                                                                       Three months
                                                                      Ended March 31,
                                                                      ---------------

                                                                   1996             1995
                                                                   ----             ----
   Cash flows from operating activities:
   Net income                                                    $  1,083         $  3,413
   Adjustments to reconcile net income to net cash
       provided from operating activities:
     Depreciation and amortization                                    996              427
     Provision for doubtful accounts receivable
        and allowance for returns                                     320              160
     Deferred taxes                                                   900             (766)
     Changes in assets and liabilities:
       Accounts receivable                                             96           (1,094)
       Prepaids and other assets                                     (132)             226
       Accounts payable and accrued liabilities                     2,817              157
       Prepaid income taxes                                         4,551             --
       Income taxes payable                                          --              1,103
       Deferred revenue                                            (3,269)           4,109
                                                                 --------         --------
         Net cash provided by operating activities                  7,362            7,735
                                                                 --------         --------
Cash flows from investing activities:
   Purchased intangibles                                             (911)            --
   Sale (Purchases) of investment securities                          399           (1,440)
   Additions to fixed assets                                       (1,094)            (527)
                                                                 --------         --------
         Net cash used in investing activities                     (1,606)          (1,967)
                                                                 --------         --------
Cash flows from financing activities:
  Proceeds from line of credit, net                                  --                340
  Effect of exchange rate fluctuations                                (21)            --
  Stock option exercises                                            2,066            1,003
  Costs of secondary security offering                               --               (292)
  Tax benefit from exercise of nonqualified stock options           5,400            1,776
                                                                 --------         --------
         Net cash provided by financing activities                  7,445            2,827
                                                                 --------         --------
Net increase in cash and cash equivalents                          13,201            8,595
Cash and cash equivalents at beginning of period                   30,299           20,499
                                                                 --------         --------
Cash and cash equivalents at end of period                       $ 43,500         $ 29,094
                                                                 ========         ========

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.     Basis of Presentation:

        The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1996. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

        Historically, net revenue from subscription licenses for anti-virus software was generally recognized ratably over a two year period as the Company was not able to demonstrate the separate value of the product license and maintenance agreement. During 1995, the Company was able to demonstrate the separate value of the product license and maintenance agreement and, effective July 1, 1995, the Company began generally to recognize 80% of license fees for electronically distributed anti-virus software at the time of the licensing transaction and 20% evenly over the two year subscription period. Under the policy, revenue for electronically distributed anti-virus software is recognized on a basis consistent with the revenue recognition of electronically distributed network management software. As a result of the change in revenue recognition, period to period results are not directly comparable.

        The effect of this change, based on certain assumptions which management believes are reasonable, was to increase net income and earnings per share by approximately $1.5 million and $0.04, respectively. The Company does not believe these amounts accurately reflect what net income and earnings per share would have been without the change as the Company, in anticipation of such change, made investments in the quarter which would not have been made had the change in revenue recognition not occurred.

2.      Acquisition:

        On March 21, 1996, the Company acquired Vycor Corporation, a developer of help desk software for $9.0 million in cash. The acquisition was accounted for as a purchase. Of the total purchase price, $7.8 million of in-process technology was charged to operations and approximately $0.4 million of transaction and restructuring costs were expensed in the three month period ended March 31, 1996.

                             MCAFEE ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                      ---

3.      Legal Proceedings:

        In April 1996, the Company and William Larson were sued by Cheyenne Software, Inc. ("Cheyenne") in the United States District Court for the District of Delaware. The lawsuit alleges that various statements related to the Company's proposed acquisition of Cheyenne were false and misleading. The lawsuit as filed seeks only injunctive relief and no specified monetary damages. The Company believes the lawsuit is without merit and intends to vigorously defend itself.

4.       Stock dividend:

        On April 2, 1996 the Company declared a stock dividend, payable to all holders of record of common stock on April 29, 1996, of one share of common stock for every two shares of common stock outstanding. The stock dividend is payable on or about May 16, 1996. All per share data contained herein has been restated to reflect the increased number of shares outstanding.

                            MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      ---

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

OVERVIEW

         The Company generates net revenue through the licensing of its network security and management software products. Historically, net revenue from subscription licenses for anti-virus software was generally recognized ratably over a two year period, while net revenue from subscription licenses for network management software was generally recognized 80% at the time of the licensing transaction with the remaining 20% recognized ratably over a two year period. Effective July 1, 1995, the Company began to generally recognize 80% of license fees for electronically distributed anti-virus software at the time of the licensing transaction with the remaining 20% recognized over the remaining license period. The deferred revenue from anti-virus subscription licenses entered into prior to July 1, 1995 continues to be recognized over the original 24 month subscription period. This has resulted in incremental revenue being recognized over the last three quarters. This incremental revenue will continue to be recognized over the next five quarters with a corresponding decrease in the amount of deferred revenue on the Company's balance sheet.

         As a result of the change in revenue recognition for anti-virus subscription licenses, period-to-period results are not directly comparable and should not be relied upon as indicative of future performance. In addition, since a decreasing percentage of the Company's net revenue is attributable to the recognition of previously deferred revenue, the Company's net revenue in future periods may be subject to greater fluctuations on a quarter to quarter basis.

         In addition to generating net revenue through subscription licenses, the Company sells its network security and management products with shrink-wrap licenses through traditional distribution channels. The Company recognizes revenue from sales to distributors upon shipment, subject to a reserve for returns.

        On March 21, 1996, the Company acquired Vycor Corporation ("Vycor"), a developer of help desk software for $9.0 million in cash. The acquisition was accounted for as a purchase. Of the total purchase price, $7.8 million of in-process technology was charged to operations and approximately $0.4 million of transaction and restructuring costs were expensed in the three month period ended March 31, 1996.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      ---

          The Company's results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, product upgrades or updates released by the Company or its competitors, changes in product prices, changes in product mix, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Historically, renewals have accounted for a significant portion of the Company's net revenue; however, there can be no assurance that the Company will be able to sustain current renewal rates in the future.

        The Company's future earnings and stock price may be subject to volatility in any period. Any shortfall in various operating results, including licensing activity, product sales, net revenue, operating income, net income or net income per share from historical levels or expectations of securities analysts may have significant adverse effects on the trading price of the Company's stock. Furthermore, other factors such as acquisitions or unforeseen events in the technology or software industry or in the Company's day to day activities can have a material adverse effect on the Company's stock performance.

                            MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      ---



RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in the Company's statements of operations for the three month periods ended March 31, 1996 and 1995:

                                                  Three months ended
                                                        March 31
                                                        --------
                                                  1996           1995
                                                  ----           ----
Net revenue                                       100.0%         100.0%
Operating costs and expenses:
   Cost of net revenue                              6.1            7.5
   Research and development                        11.3           12.2
   Marketing and sales                             28.3           37.0
   General and administrative                       8.0            9.3
   Amortization of intangibles                      1.6            1.6
   Acquisition and related costs                   24.5           --
                                                 ------         ------
       Total operating costs and expenses          79.8           67.6
           Income from operations                  20.2           32.4
Other income                                        1.7            1.9
                                                 ------         ------
           Income before income taxes              21.9           34.3
           Provision for income taxes              18.7           13.6
                                                 ------         ------

           Net income                               3.2%          20.7%
                                                 ======         ======

                            MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      ---

         Net Revenue. Net revenue increased 105% to $33.8 million in the three months ended March 31, 1996 from $16.5 million in the three months ended March 31, 1995. This increase in net revenue was due primarily to the change in revenue recognition from anti-virus licenses and increased revenue from subscription licenses for anti-virus software. In the three months ended March 31, 1996, 80% of the revenue from subscription licenses for anti-virus software was recognized at the time of the licensing transaction rather than being recognized ratably over 24 months for licenses sold in the periods prior to July 1, 1995. Net revenue also increased as a result of increased sales of shrink-wrapped products through traditional distribution channels. As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future which could reduce average selling prices.

         The deferred revenue from anti-virus subscription licenses entered into prior to July 1, 1995 is being recognized over the balance of the 24 month subscription period. This resulted in incremental license revenue being recognized in the three months ended March 31, 1995 and will continue to result in incremental revenue being recognized over the next five quarters with a corresponding decrease in the amount of deferred revenue on the Company's balance sheet.

            Net revenue from international sales accounted for approximately 18% and 25% of net revenue for the three months ended March 30, 1996 and 1995, respectively. The decrease in net revenue from international sales as a percentage of net revenue between these periods was due to the greater percentage increase in domestic net revenue. The Company has recently expanded its international operations, primarily in Europe resulting primarily from the acquisitions of Saber Software Corporation and its former distributors in the UK, France, and Germany. As a result of the expansion of its international operations, the Company now denominates certain international license fees in local currencies, primarily in Europe. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. The Company does not currently engage in hedging transactions and there can be no assurance that it will not incur significant losses related to currency fluctuations. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations. Further, in countries with a high incidence of software piracy, the Company may experience a higher

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      ---

rate of piracy of its products. In addition, a significant portion of the Company's international sales are generated through independent agents. Since these agents are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Also, despite the Company's substantial dependence in the international market upon the marketing, sales and customer support of its agents, the Company currently has limited control over its agents. For example, the Company is dependent upon its international agents to provide it with information regarding licensees and there can be no assurance that the Company will be able to obtain sufficient information to contact such licensees, if necessary, regarding renewal. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these agents.

         Cost of Net Revenue. The Company has historically distributed the majority of its products electronically, and as a result, its cost of net revenue has been low relative to other software vendors. The Company's cost of net revenue includes the cost of media, manuals and packaging for products distributed through traditional distribution channels and the amortization of acquired technology. The cost of net revenue does not vary significantly among the Company's various products, or between international or domestic sales.

            For the three months ended March 30, 1996 and 1995, the Company's cost of net revenue was $2.1 million and $1.2 million, respectively. As a percentage of net revenue, cost of net revenue decreased to 6.1% in the three month period ended March 31, 1996 from 7.5% in the same period in 1995. These decreases were due to the higher percentage of net revenue generated from products distributed electronically, certain customer support expenses included in cost of net revenue in the earlier periods which were included in marketing and sales expenses commencing in the third quarter of 1995, and the fixed amount of amortization included in cost of net revenue. To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue would increase and, accordingly, gross margins would decrease.

                            MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      ---

         Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's software development and technical support staff. Research and development expenses increased 88.6% to $3.8 million in the three months ended March 31, 1996 from $2.0 million in same period in 1994. This increases was primarily due to growth in the Company's product development staff, third party contractors and increased development activity. As a percentage of net revenue, research and development expenses decreased to 11.3% from 12.2% in three months ended March 31, 1996 and 1995, respectively. This decrease primarily reflects the growth in the Company's net revenue. The Company anticipates that research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of net revenue.

         The Company's future success depends in large part upon its ability to continue to offer a broad range of network management and security products, to continue to enhance its existing products, to develop and introduce in a timely manner new products that take advantage of technological advances and to respond to new customer requirements. The Company also believes that providing a high level of technical support is key to success in the network management market. Furthermore, while the Company updates its products on a regular basis, competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of the Company's existing products. As a result, the Company believes that significant investments in product development and technical support are essential. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.

         Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 56.8% to $9.6 million in the three months ended March 31, 1996 from $6.1 million in the three months ended March 31, 1995. This increase primarily reflects growth in the Company's sales and marketing staff including the expansion of the Company's international operations and increased advertising and promotional expenses. In connection with the change in revenue recognition, the Company made additional investments in marketing and sales during the quarter.

         As a percentage of net revenue, marketing and sales expense decreased to 28.3% from 37.0% in the three month periods ended March 31, 1996 and 1995, respectively. This decrease primarily reflects the increase in the Company's net revenue. The Company is seeking to expand its product line in the future, and such expansion could contribute to a further increase in marketing and sales expenses.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      ---

         General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs increased 76.5% to $2.7 million in the three months ended March 31, 1996 from $1.5 million in the three months ended March 31, 1995. This increase reflects increased investment in the Company's infrastructure including expansion of the Company's domestic and international operations. General and administrative expenses decreased to 8.0% in the three months ended March 31, 1996 from 9.3% in the same period in 1995. This decrease reflects growth in the Company's net revenue. The Company intends to continue to make investments in its general and administrative infrastructure, and, as a result, expects general and administrative expenses to increase in absolute dollars.

         Amortization of Intangibles. The Company expensed $0.5 million and $0.3 million of amortization related to intangibles in the three months ended March 31, 1996 and 1995, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions.

         Acquisition and Related Costs. The Company acquired Vycor in the first quarter of 1996. The acquisition was accounted for as a purchase. In connection with this acquisition, the Company expensed $7.8 million of in-process technology and $0.4 million in transaction and restructuring costs.

         Other Income. Other income consists primarily of interest income earned on the Company's cash and short term investments. Other income totaled $0.6 million and $0.3 million in the three months ended March 31, 1996 and 1995, respectively. The increase in the Company's other income relates to higher interest income as a result of higher average balances invested due to net cash generated from operations.

         Provision for Income Taxes. The provision for income taxes is recorded at the Company's effective tax rate which, for the three month periods ended March 31, 1996 and 1995, was 85.4% and 39.8%, respectively. The provision for income taxes for each period presented include the effect of a net deferred tax asset arising from the different treatment of revenue recognition for tax and financial reporting purposes and differing treatment of purchased intangible assets and in-process technology. In addition, the Company's effective tax rate reflects the non-deductibility for tax purposes of acquisition costs expensed during the period. The Company has not reduced the deferred tax asset by a valuation allowance as it is likely that all of the deferred tax asset will be realized due to sufficient taxable income available through carryback to prior years and to carryforward to future years.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      ---

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had $43.5 million in cash and cash equivalents and $24.7 in marketable securities.

         Net cash provided by operating activities was $7.4 million and $7.7 million for the three months ended March 31, 1996 and 1995, respectively. Net cash provided by operating activities for the three months ended March 31, 1996 consisted primarily of net income plus an increase in accounts payable and accrued liabilities offset by decreases in prepaid income taxes and deferred revenue. Net cash provided by operating activities for the three months ended March 31, 1995 was comprised primarily of net income, the increases in deferred revenue and income taxes payable offset by increases in accounts receivable and deferred taxes.

         Net cash used in investing activities was $1.6 million in the three months ended March 31, 1996, primarily reflecting investments in fixed and intangible assets. Net cash provided by investing activities in the three months ended March 31, 1995 was $2.0 million, consisting primarily of purchases of marketable securities which were offset by additions to fixed assets.

         Net cash provided by financing activities was $7.4 million and $2.8 million in the three months ended March 31, 1996 and 1995, respectively, consisting primarily of the proceeds and tax benefits associated with the exercise of nonqualified stock options.

         The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.

                            MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, March 31, 1996
                                      ---



                           PART II: OTHER INFORMATION


Item 1.   Legal Proceedings:

        In April 1996, the Company and William Larson were sued by Cheyenne Software, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that various statements related to the Company's proposed acquisition of Cheyenne were false and misleading. The lawsuit as filed seeks only injunctive relief and no specified monetary damages. The Company believes the lawsuit is without merit and intends to vigorously defend itself.

Item 6.   Exhibits and Reports on Form 8-K

                (a) Exhibits

          The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

               (b) Reports on Form 8-K.

          There were no reports filed on Form 8-K during the quarterly period ended March 31, 1996.

                            MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, March 31, 1996
                                      ---



                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              McAFEE ASSOCIATES, INC.

                                     /s/ Prabhat K. Goyal
                              -------------------------------------------------
Date:  May 3, 1996            Name:       Prabhat K. Goyal
                              Title:      Vice President Finance and Controller

                            McAFEE ASSOCIATES, INC.
                            Form 10-Q, March 31, 1996


                                  EXHIBIT INDEX


Exhibit No.                                              Description                                         Page No.
- -----------                                              -----------                                         --------
         10.5        1992 Stock Option Plan, incorporated by reference from
                     Exhibit 10.5 to the Company's Annual Report on Form 10-K
                     for the year ended December 31, 1994 ("1994 Form 10-K"), as amended.

         10.7 Outside Directors Stock Option Plan, incorporated by reference from Exhibit 10.7 to the Company's Report on Form
                     10-K for the fiscal year ended December 31, 1992.

         10.8        Lease Agreement for facility at 2710 Walsh Avenue dated May
                     10, 1993, between the Company and John Arillaga and Richard
                     T. Peery Separate Property Trusts, incorporated by reference from Exhibit 10.8 to the Company's Report on Form
                     10-Q for the fiscal quarter ended June 30, 1993.

        10.10        Asset Acquisition Agreement among the Company and
                     Brightwork, Jack Bell, Thomas Dolan, Rosemarie Dubrowsky,
                     Greg Gianforte, Kerry Giftos, Roman Michalowski and Philip
                     Raffiani dated March 16, 1994, together with the Escrow
                     Agreement among the Company, Brightwork, BDI Partners, and
                     Silicon Valley Bank as Escrow Agent, dated March 30, 1994
                     (Exhibit 2.3(b) to the Asset Acquisition Agreement) and the
                     Employment Agreement, dated March 30, 1994 between the
                     Company and Greg Gianforte (Exhibit 8.5 to the Asset
                     Acquisition Agreement) incorporated by reference from
                     Exhibit 2.1 to the Company's Report on Form 8-K dated March
                     30, 1994, as filed with the Securities and Exchange
                     Commission on April 12, 1994.

        10.11 Asset Acquisition Agreement by and between the Company and ADS dated April 19, 1994, incorporated by reference from
                     Exhibit 2.1 to the Company's Report on Form 8-K, dated
                     May 6, 1994, as filed with the Securities and Exchange
                     Commission on May 20, 1994.

                            McAFEE ASSOCIATES, INC.
                            Form 10-Q, March 31, 1996


                                  EXHIBIT INDEX


      10.12 Confidential Resignation Agreement and Mutual General Release of Claims between the Company and William S. McKiernan dated April 18, 1994, incorporated by reference from Exhibit 10.12 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1994.

      10.14 Employment Agreement between the Company and Gregory Gianforte dated March 31, 1994, as amended September 28, 1994, incorporated by reference to Exhibit 10.14 of the 1994 Form 10-K.

      10.15 Lease Agreement between Jerral Office Associates, a New Jersey limited partnership, and Brightwork Development, Inc. dated October 19, 1992, as amended May 26, 1994 to substitute the Company as the tenant, incorporated by reference to Exhibit 10.15 of the 1994 Form 10-K.

      10.16 Employee Stock Purchase Plan, incorporated by reference from Exhibit 10.16 of the 1994 Form 10-K.

      10.17 Lease Agreement between John Arrillaga, Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust), Richard Peery, Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) and the Company dated November 2, 1994, incorporated by reference to Exhibit 10.17 of the 1994 Form 10-K.

      10.18 Offer letter to Richard Kreysar dated December 16, 1994, incorporated by reference to Exhibit 10.18 of the 1994 Form 10-K.

      10.19 Offer letter to Dennis Cline dated September 21, 1994, incorporated by reference to Exhibit 10.19 of the 1994 Form 10-K.

      10.20 401(k) Plan, incorporated by reference to Exhibit 10.20 of the 1994 Form 10-K.

      10.21          Change in control agreement between McAfee and Robert S.
                     Chappelear dated April 14, 1995, incorporated by reference from Exhibit 10.1 of the Company's Registration Statement No. 33-93296 on Form S-4 ("the S-4").

      10.22 Change in control agreement between McAfee and Dennis Cline dated April 14, 1995 incorporated by reference to
                     Exhibit 10.2 of the S-4.

                             McAFEE ASSOCIATES, INC.
                            Form 10-Q, March 31, 1996


                                  EXHIBIT INDEX

      10.23          Change in control agreement between McAfee and Richard D.
                     Kreysar dated April 14, 1995, incorporated by reference to
                     Exhibit 10.3 of the S-4.

      10.24          Change in control agreement between McAfee and Robert J.
                     Schwei dated April 14, 1995, incorporated by reference to
                     Exhibit 10.4 of the S-4.

      10.25 Change in control agreement between McAfee and R. Terry Duryea dated May 1, 1995, incorporated by reference to
                     Exhibit 10.5 of the S-4.

      10.26 Change in control agreement between McAfee and Peter Watkins dated May 1, 1995, incorporated by reference to
                     Exhibit 10.6 of the S-4.

      10.27          Change in control agreement between McAfee and William L.
                     Larson dated April 14, 1995, incorporated by reference to
                     Exhibit 10.7 of the S-4.

      10.28 Management Agreement between McAfee and Saber Software Corporation dated July 20, 1995, incorporated by reference to Exhibit 10.8 of the S-4

      10.29 Cross Distribution Agreement between McAfee and Saber Software Corporation dated July 21, 1995, incorporated by reference to Exhibit 10.9 of the S-4.

      10.30 Dilg Settlement Agreement and Release and Covenant Not to Sue dated as of October 24, 1995 between Saber Software Corporation and Dilg Properties, Inc. ("Dilg"), ContactPerfect Corporation ("CPC"), Jerry D. Blackburn, J. Robert Dilg, and Alvin D. Gilbert, incorporated by reference to Exhibit 10.30 of the Company's Form 10-Q for the Quarter Ended September 30, 1995 (the "September 30, 1995 10-Q").

      10.31 Sale and Purchase Agreement Relating to 850 shares between Patrick Legranche and the Company dated July 27, 1995 incorporated by reference to Exhibit 10.31 of the Company's September 30, 1995 10-Q.

      10.32 Sales and Purchase Agreement Relating to 1,650 shares between Serge Gauthron, Patrick Legranche, Valorisation Informatique de Fichiers and the Company dated July 27, 1995 incorporated by reference to Exhibit 10.32 of the Company's September 30, 1995 10-Q.

      10.33 Common Stock Purchase Warrant to purchase 10,000 shares of the Company's Common Stock held by RT Software dated July 27,1995 incorporated by reference to Exhibit 10.33 of the Company's September 30, 1995 10-Q.

                             McAFEE ASSOCIATES, INC.
                            Form 10-Q, March 31, 1996


                                  EXHIBIT INDEX

      10.34          Share Purchase Agreement between International Data
                     Security Limited (an  Australian company), the Company and
                     International Data Security Limited (an English company) dated September 13, 1995 incorporated by reference to
                     Exhibit 10.34 of the Company's September 30, 1995 10-Q.

      10.35          Agreement and Plan of Merger dated March 6, 1996 and among
                     McAfee Associates, Inc., McCor Acquisition Corporation and
                     Vycor Corporation, incorporated by reference to Exhibit
                     10.35 of the Company's Form 10-K file for the year ended
                     December 31, 1995 (the "1995 10-K").

      10.36          Change of Control Agreement between McAfee and Mark
                     Woodward dated November 10, 1995, incorporated by reference to Exhibit 10.36 of the Company's 1995 10-K.

      10.37          Confidential Agreement and Release of Claims between
                     McAfee and Robert Chappaelear dated January 30, 1996 incorporated by reference to Exhibit 10.37 of the Company's 1995 10-K.

      10.38          Sublease Agreement dated November 15, 1995 between the
                     Company and Digital Video Systems incorporated by reference to Exhibit 10.38 of the Company's 1995 10-K.

      10.39 Amendment No. 1 to Lease dated September 27, 1995 by and between the Company and Arilliga Family Trust and Richard T. Perry Separate Property Trust, incorporated by reference to Exhibit 10.39 of the Company's 1995 10-K.

      10.40          1995 Stock Incentive Plan

      11.1           Computation of Net Income Per Share.                                         22

      27             Financial Data Schedule                                                      59