Form 10-Q
period 1996-06-30
MCAFEE ASSOCIATES INC
filed 1996-08-13
CIK 890801

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended 30 June 1996

                                                           OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM               TO

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


                                                 YES /X/          NO / /

         31,886,205 shares of the registrant's Common stock, $0.01 par value, were outstanding as of July 31, 1996.

                        THIS DOCUMENT CONTAINS     PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 20.

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, June 30, 1996



                                 C O N T E N T S

Item Number                                                                 Page
- -----------                                                                 ----
                          PART I: FINANCIAL INFORMATION

Item 1.      Financial Statements
                Condensed Consolidated Balance Sheets:
                   June 30, 1996 and December 31, 1995....................     3
                Condensed Consolidated Statements of  Income:
                   Three and six months ended June 30, 1996 and 1995......     4
                Condensed Consolidated Statements of Cash Flows:
                   Six months ended June 30, 1996 and 1995 ...............     5
                Notes to Consolidated Financial Statements................     6


Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................     8



                           PART II: OTHER INFORMATION


Item 1       Legal Proceedings............................................    17

Item 4       Submission of Matters to a Vote of Security Holders..........    17

Item 6       Exhibits and Reports on Form 8-K.............................    18




SIGNATURES ...............................................................    19

EXHIBIT INDEX ............................................................    20

                             MCAFEE ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)



                                     ASSETS

                                                                           June 30      December 31
                                                                              1996             1995
                                                                        ----------      -----------
                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                              $ 49,499         $ 30,299
   Marketable securities                                                    41,117           25,058
   Accounts receivable, net of allowances for doubtful
       accounts and returns  of $2,479 and $2,279 at June 30, 1996
       and December 31, 1995                                                17,044           20,892
   Prepaids and other current assets                                         1,903            3,373
   Prepaid taxes                                                             1,902            6,064
   Deferred taxes                                                            1,654            4,999
                                                                          --------         --------
         Total current assets                                              113,119           90,685
Fixed assets, net                                                            5,090            3,399
Intangibles, net                                                             2,407            3,129
Deferred taxes                                                               7,320            6,513
Other assets                                                                   432              294
                                                                          --------         --------
           Total assets                                                   $128,368         $104,020
                                                                          ========         ========

                                   LIABILITIES
Current liabilities:
   Accounts payable                                                         $3,735           $2,214
   Accrued liabilities                                                      12,117            8,844
   Deferred revenue                                                         20,776           24,795
                                                                          --------         --------
         Total current liabilities                                          36,628           35,853
Deferred revenue, less current portion                                       2,119            4,625
                                                                          --------         --------
         Total liabilities                                                  38,747           40,478
                                                                          --------         --------
                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
     authorized:  5,000,000 shares
Common stock, $.01 par value;
     authorized:  40,000,000 shares; issued and
     outstanding:  31,563,470 shares at June 30, 1996 and
            30,753,258 at December 31, 1995                                    211              205
Additional paid-in capital                                                  46,757           31,145
Retained earnings                                                           42,653           32,192
                                                                          --------         --------
         Total stockholders' equity                                         89,621           63,542
                                                                          --------         --------
           Total liabilities and stockholders' equity                     $128,368         $104,020
                                                                          ========         ========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                  Three months        Six months
                                                  Ended June 30      Ended June 30
                                                  -------------      -------------
                                                  1996      1995      1996      1995
                                               -------   -------   -------   -------
Net revenue                                    $40,767   $18,569   $74,612   $35,090

Operating costs and expenses:
    Cost of net revenue                          2,450     1,421     4,517     2,662
    Research and development                     4,752     2,368     8,562     4,388
    Marketing and sales                         11,596     6,934    21,179    13,047
    General and administrative                   2,961     1,735     5,674     3,272
    Amortization of intangibles                  1,099       264     1,649       528
    Acquisition and other unusual costs          2,868         -    11,165         -
                                               -------   -------   -------   -------
          Total operating costs and expenses    25,726    12,722    52,746    23,897
                                               -------   -------   -------   -------
            Income from operations              15,041     5,847    21,866    11,193
Other income                                       645       422     1,242       741
                                               -------   -------   -------   -------
          Income before income taxes            15,686     6,269    23,108    11,934
Provision for income taxes                       6,286     2,506    12,625     4,758
                                               -------   -------   -------   -------
            Net income                         $ 9,400   $ 3,763   $10,483   $ 7,176
                                               =======   =======   =======   =======

Net income per share                           $  0.27   $  0.12   $  0.30   $  0.22
                                               =======   =======   =======   =======
Shares used in per share
       calculation                              35,077    32,377    34,804    32,178
                                               =======   =======   =======   =======

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                    Six months
                                                                  Ended June 30,
                                                                  --------------
                                                                 1996        1995
                                                                 ----        ----
   Cash flows from operating activities:
   Net income                                                  $ 10,483    $  7,176
   Adjustments to reconcile net income to net cash
       provided from operating activities:
     Depreciation and amortization                                2,579       1,019
     Provision for doubtful accounts receivable
        and allowance for returns                                   540         565
     Deferred taxes                                               2,538      (1,618)
     Changes in assets and liabilities:
       Accounts receivable                                        3,308      (3,031)
       Prepaids and other assets                                   (525)       (813)
       Accounts payable and accrued liabilities                   4,794         (74)
       Prepaid income taxes                                       4,162        (357)
       Deferred revenue                                          (6,525)      8,316
                                                               --------    --------
         Net cash provided by operating activities               21,354      11,183
                                                               --------    --------
Cash flows from investing activities:
   Sale (Purchases) of investment securities                    (16,059)      1,314
   Additions to fixed assets                                     (1,691)     (1,152)
                                                               --------    --------
         Net cash provided by (used in) investing activities    (17,750)        162
                                                               --------    --------
Cash flows from financing activities:
   Effect of exchange rate fluctuations                             (22)          -
   Stock option exercises                                         4,368       1,095
   Costs of secondary security offering                               -        (436)
   Tax benefit from exercise of nonqualified stock options       11,250       3,146
                                                               --------    --------
         Net cash provided by financing activities               15,596       3,805
                                                               --------    --------
Net increase in cash and cash equivalents                        19,200      15,150
Cash and cash equivalents at beginning of period                 30,299      20,449
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 49,499    $ 35,599
                                                               ========    ========

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.     Basis of Presentation:

        The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1996. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

        The effect of this change, based on certain assumptions which management believes are reasonable, was to increase net income and earnings per share by approximately $7.6 million and $0.22, respectively, in the three months ended June 30, 1996. The Company does not believe these amounts accurately reflect what net income and earnings per share would have been without the change as the Company, in anticipation of such change, made investments in the quarter which would not have been made had the change in revenue recognition not occurred.

2.      Acquisitions:

        The Company acquired certain in-process remote desktop technology from Interactive Distributed Systems Software GmbH of Linz, Austria during the three month period ended June 30, 1996. The purchase price and related transaction costs of approximately $2.1 million were charged to operations during this period.

                             MCAFEE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.      Acquisitions (Con't):

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


3.      Legal Proceedings:

        In April 1996, the Company and William Larson were sued by Cheyenne Software, Inc. ("Cheyenne") in the United States District Court for the District of Delaware. The lawsuit alleged that various statements related to the Company's proposed acquisition of Cheyenne were false and misleading. The lawsuit as filed sought only injunctive relief and no specified monetary damages. The lawsuit was dismissed on July 24, 1996.


4.      Stock dividend:

        On April 2, 1996 the Company declared a stock dividend, payable to all holders of record of common stock on April 29, 1996, of one share of common stock for every two shares of common stock outstanding. The stock dividend was paid on or about May 16, 1996. All per share data contained herein has been restated to reflect the increased number of shares outstanding.

5.      Subsequent Event:

        On August 6, 1996, the Company amended it's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 100,000,000.

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

OVERVIEW

         The Company generates net revenue through the licensing of its network security and management software products. Historically, net revenue from subscription licenses for anti-virus software was generally recognized ratably over a two year period, while net revenue from subscription licenses for network management software was generally recognized 80% at the time of the licensing transaction with the remaining 20% recognized ratably over a two year period. Effective July 1, 1995, the Company began to generally recognize 80% of license fees for electronically distributed anti-virus software at the time of the licensing transaction with the remaining 20% recognized over the remaining license period. The deferred revenue from anti-virus subscription licenses entered into prior to July 1, 1995 continues to be recognized over the original 24 month subscription period. This has resulted in incremental revenue being recognized over the last four quarters. This incremental revenue will continue to be recognized over the next four quarters with a corresponding decrease in the amount of deferred revenue on the Company's balance sheet.

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

        The Company acquired certain in-process remote desktop technology from Interactive Distributed Systems Software GmbH of Linz, Austria during the three month period ended June 30, 1996. The purchase price and related transaction costs of approximately $2.1 million were charged to operations during this period. On March 21, 1996, the Company acquired Vycor Corporation ("Vycor"), a developer of help desk software for $9.0 million in cash. The acquisition was accounted for as a purchase. Of the total purchase price, $7.8 million of in-process technology was charged to operations and approximately $0.4 million of transaction and restructuring costs were expensed in the three month period ended March 31, 1996.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The Company's results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, product upgrades or updates released by the Company or its competitors, changes in product prices, the impact of competitive pricing or products, timely availability and acceptance of new products, changes in product mix, changes in the market for anti virus or network management software, inclusion of network security or management software functionality in system software, failure to manage growth and/or potential acquisitions, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Historically, renewals have accounted for a significant portion of the Company's net revenue; however, there can be no assurance that the Company will be able to sustain current renewal rates in the future.

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

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in the Company's statements of operations for the three and six month periods ended June 30, 1996 and 1995:

                                               Three months ended       Six months ended
                                               ------------------       ----------------
                                                     June 30                 June 30
                                                     -------                 -------
                                                1996         1995       1996         1995
                                                ----         ----       ----         ----
Net revenue                                    100.0%       100.0%     100.0%       100.0%
Operating costs and expenses:
   Cost of net revenue                           6.0          7.7        6.0          7.6
   Research and development                     11.7         12.8       11.5         12.5
   Marketing and sales                          28.4         37.3       28.4         37.2
   General and administrative                    7.3          9.3        7.6          9.3
   Amortization of intangibles                   2.7          1.4        2.2          1.5
   Acquisition and other unusual costs           7.0          -         15.0          -
                                               -----        -----      -----        -----
       Total operating costs and expenses       63.1         68.5       70.7         68.1
           Income from operations               36.9         31.5       29.3         31.9
Other income                                     1.6          2.3        1.7          2.1
                                               -----        -----      -----        -----
           Income before income taxes           38.5         33.8       31.0         34.0
Provision for income taxes                      15.5         13.5       17.0         13.6
                                               -----        -----      -----        -----
           Net income                           23.0%        20.3%      14.0%        20.4%
                                               =====        =====      =====        =====



- --------------------------------------------------------------------------------

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Net Revenue. Net revenue increased 119% to $40.8 million in the three months ended June 30, 1996 from $18.6 million in the three months ended June 30, 1995. For the six month period ended June 30, 1996, net revenue increased 113% to $74.6 million from $35.1 million in the same period in 1995. This increase in net revenue was due primarily to the change in revenue recognition from anti-virus licenses and increased revenue from subscription licenses for anti-virus software. In the three and six months periods ended June 30, 1996, 80% of the revenue from subscription licenses for anti-virus software was recognized at the time of the licensing transaction rather than being recognized ratably over 24 months for licenses sold in the periods prior to July 1, 1995. Net revenue also increased as a result of increased sales of shrink-wrapped products through traditional distribution channels. As is the case in many segments of the software industry, the Company may encounter increasing price competition in the future which could reduce average selling prices.

         The deferred revenue from anti-virus subscription licenses entered into prior to July 1, 1995 is being recognized over the balance of the 24 month subscription period. This resulted in incremental license revenue being recognized in the three and six month periods ended June 30, 1996 and will continue to result in incremental revenue being recognized over the next four quarters with a corresponding decrease in the amount of deferred revenue on the Company's balance sheet.

            Net revenue from international sales accounted for approximately 20% and 18% of net revenue for the three months ended June 30, 1996 and 1995, respectively. For the six month periods ended June 30, 1996 and 1995, the percentage of net revenue from international licenses was approximately 23% and 22%, respectively. The increase in net revenue from international sales as a percentage of net revenue between these periods was due to the expansion of the Company's international operations. During the second half of 1995, the Company expanded its international operations, primarily in Europe resulting primarily from the acquisitions of Saber Software Corporation and its former distributors in the UK, France, and Germany. As a result of the expansion of its international operations, the Company now denominates certain international license fees in local currencies, primarily in Europe. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. The Company does not currently engage in hedging transactions and there can be no assurance that it will not incur significant losses related to currency fluctuations. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations. Further, in countries with a

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



high incidence of software piracy, the Company may experience a higher rate of piracy of its products. In addition, a significant portion of the Company's international sales are generated through independent agents. Since these agents are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Also, despite the Company's substantial dependence in the international market upon the marketing, sales and customer support of its agents, the Company currently has limited control over its agents. For example, the Company is dependent upon its international agents to provide it with information regarding licensees and there can be no assurance that the Company will be able to obtain sufficient information to contact such licensees, if necessary, regarding renewal. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these agents.

         Cost of Net Revenue. The Company has historically distributed the majority of its products electronically, and as a result, its cost of net revenue has been low relative to other software vendors. The Company's cost of net revenue includes the cost of media, manuals and packaging for products distributed through traditional distribution channels and third party royalties. The cost of net revenue does not vary significantly among the Company's various products, or between international or domestic sales.

            For the three months ended June 30, 1996 and 1995, the Company's cost of net revenue was $2.4 million and $1.4 million, respectively. The cost of net revenue for the six month period ended June 30, 1996 increased to $4.5 million from $2.7 million in the same period in 1995. These increases were primarily due to the increase in net revenue. As a percentage of net revenue, cost of net revenue decreased to 6.0% in the three and six month periods ended June 30, 1996 from 7.7% and 7.6%, respectively, in the same periods in 1995. These decreases were due to the higher percentage of net revenue generated from products distributed electronically, certain customer support expenses included in cost of net revenue in the earlier periods which were included in marketing and sales expenses commencing in the third quarter of 1995. To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue would increase and, accordingly, gross margins would decrease.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's software development and technical support staff and to a lesser extent, costs associated with independent contractors. Research and development expenses increased 101% to $4.8 million in the three months ended June 30, 1996 from $2.4 million in same period in 1995. For the six month period ended June 30, 1996, research and development expenditures increased 95% to $8.6 million from $4.4 million in the same period in 1995. These increases were primarily due to growth in the Company's product development staff, increased use of third party contractors and increased development activity. As a percentage of net revenue, research and development expenses decreased to 11.7% and 11.5% from 12.8% and 12.5% in the three and six months periods ended June 30, 1996 and 1995, respectively. These decreases primarily reflect the growth in the Company's net revenue. The Company anticipates that research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of net revenue.

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


         Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 67% to $11.6 million in the three months ended June 30, 1996 from $6.9 million in the three months ended June 30, 1995. For the six month period ended June 30, 1996, marketing and sales expenses increased 62% to $21.2 million from $13.0 million in the same period in 1995 . These increases primarily reflect growth in the Company's sales and marketing staff including the expansion of the Company's international operations and increased advertising and promotional expenses. In connection with the change in revenue recognition, the Company made additional investments in marketing and sales during the quarter.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         As a percentage of net revenue, marketing and sales expense decreased to 28.4% in the three and six month periods ended June 30, 1996 from 37.3% and 37.2%, respectively, in the same periods in 1995. These decreases primarily reflect the increase in the Company's net revenue. The Company is seeking to expand its product line in the future, and such expansion could contribute to a further increase in marketing and sales expenses.

         General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs increased 71% to $3.0 million in the three months ended June 30, 1996 from $1.7 million in the three months ended June 30, 1995. For the six month period ended June 30, 1996, general and administrative expenses increased 73% to $5.7 million from $3.3 million in the same period in 1995. These increases reflect increased investment in the Company's infrastructure including expansion of the Company's domestic and international operations. General and administrative expenses decreased to 7.3% in the three months ended June 30, 1996 from 9.3% in the same period in 1995. As a percentage of net revenue, general and administrative expenses decreased to 7.6% in the six month period ended June 30, 1996 from 9.3% in the same period in 1995. These decreases reflect growth in the Company's net revenue. The Company intends to continue to make investments in its general and administrative infrastructure, and, as a result, expects general and administrative expenses to increase in absolute dollars.

         Amortization of Intangibles. The Company expensed $1.1 million and $0.3 million of amortization related to intangibles in the three months ended June 30, 1996 and 1995, respectively. For the six month periods ended June 30, 1996 and 1995, amortization of intangibles amounted to $1.6 million and $0.5 million, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. The increase in amortization of intangibles in 1996 was due primarily to the write-off of previously acquired technology.

         Acquisition and Other Unusual Costs. The Company acquired in-process technology from Interactive Distributed Systems Software GmbH of Linz, Austria during the three months ended June 30, 1996. The purchase price and related transaction costs of approximately $2.1 million were charged to operations during this period. In addition, the Company expensed approximately $0.8 million in costs associated with the pursuit of a business combination with Cheyanne Software, Inc. The Company acquired Vycor in the first quarter of 1996. The acquisition was accounted for as a purchase. In connection with this acquisition, the Company expensed $7.8 million of in-process technology and $0.4 million in transaction and restructuring costs.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Other Income. Other income consists primarily of interest income earned on the Company's cash and short term investments. Other income totaled $0.6 million and $0.4 million in the three months ended June 30, 1996 and 1995, respectively. For the six month periods ended June 30, 1996 and 1995, other income totaled $1.2 million and $0.7 million, respectively. These increases in the Company's other income relates to higher interest income as a result of higher average balances invested due to net cash generated from operations.

         Provision for Income Taxes. The provision for income taxes is recorded at the Company's effective tax rate which, for the three month periods ended June 30, 1996 and 1995, was 40.1% and 40.0%, respectively. For the six month periods ended June 30, 1996, the effective tax rate was 54.6% and 39.9%, respectively. The provision for income taxes for each period presented includes the effect of a net deferred tax asset arising from the different treatment of revenue recognition for tax and financial reporting purposes and differing treatment of purchased intangible assets and in-process technology. In addition, the Company's effective tax rate reflects the non-deductibility for tax purposes of acquisition costs expensed during the six month period ended June 30, 1996. The Company has not reduced the deferred tax asset by a valuation allowance as it is likely that all of the deferred tax asset will be realized due to sufficient taxable income available through carryback to prior years and to carryforward to future years.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had $49.5 million in cash and cash equivalents and $41.1 in marketable securities.

         Net cash provided by operating activities was $21.4 million and $11.2 million for the six months ended June 30, 1996 and 1995, respectively. Net cash provided by operating activities for the six months ended June 30, 1996 consisted primarily of net income and non-cash expenses plus an increase in accounts payable and accrued liabilities offset by decreases in accounts receivable, prepaid income taxes, deferred taxes and deferred revenue. Net cash provided by operating activities for the six months ended June 30, 1995 was comprised primarily of net income and the increases in accounts receivable and deferred revenue.

         Net cash used in investing activities was $17.8 million in the six months ended June 30, 1996, primarily reflecting purchases of investments securities. Net cash provided by investing activities in the six months ended June 30, 1995 was $0.2 million.

         Net cash provided by financing activities was $15.6 million and $3.8 million in the six months ended June 30, 1996 and 1995, respectively, consisting primarily of the proceeds and tax benefits associated with the exercise of nonqualified stock options.

            The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, June 30, 1996


                           PART II: OTHER INFORMATION


Item 1.   Legal Proceedings:


        In April 1996, the Company and William Larson were sued by Cheyenne Software, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that various statements related to the Company's proposed acquisition of Cheyenne were false and misleading. The lawsuit as filed sought only injunctive relief and no specified monetary damages. The lawsuit was dismissed on July 24, 1996.


Item 4.            Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on June 13, 1996. The following matters were submitted to a vote of shareholders:

         (a)      Election of Directors

Name:                      John  C. Bolger

Date of term expiration:   1999 Annual Shareholders Meeting

Shares in Favor:           27,520,226
Shares Withheld:              152,612

Name:                      Edwin L. Harper

Date of term expiration:   1999 Annual Shareholders Meeting

Shares in Favor:           27,519,273
Shares Withheld               153,564

         (b) Amendment to Article Fourth of the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 40,000,000 to 100,000,000.

Shares in Favor:           26,625,426
Shares Opposed:               793,504
Shares Abstained:             107,787

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, June 30, 1996


                       PART II: OTHER INFORMATION (CON'T)

Item 4.            Submission of Matters to a Vote of Security Holders (Con't.)



         (c) Amendment to Article Ninth of the Company's Restated Certificate of Incorporation to decrease the percentage of the voting power of the outstanding shares required to amend certain provisions of the Company's Certificate of Incorporation from 66 2/3 to a majority.

Shares in Favor:           23,411,871
Shares Opposed:               457,563
Shares Abstained:             126,717

         (d) Ratification of appointment of Coopers & Lybrand LLP as Certified Public Accountants of the Company for next fiscal year ending December 31, 1996.

Shares in Favor:           27,579,004
Shares Opposed:                12,864
Shares Abstained:              80,968


Item 6.               Exhibits and Reports on Form 8-K

                (a) Exhibits

          The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

               (b) Reports on Form 8-K.

          There were no reports filed on Form 8-K during the quarterly period ended June 30, 1996.

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, June 30, 1996


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            McAFEE ASSOCIATES, INC.


                                                    /s/ Prabhat K. Goyal
                                            ------------------------------------
Date:  August 13, 1996                      Name:    Prabhat K. Goyal
                                            Title:   Vice President Finance and
                                                     Controller

                             McAFEE ASSOCIATES, INC.
                            Form 10-Q, June 30, 1996


                                  EXHIBIT INDEX



Exhibit No.                         Description                                 Page No.
- -----------                         -----------                                 --------

    3.1        Restated Certificate of Incorporation.

    3.2 By-laws, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No. 33-51042 on Form S-1
               (the "S-1").

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

                             McAFEE ASSOCIATES, INC.
                            Form 10-Q, June 30, 1996


                                  EXHIBIT INDEX


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

                             McAFEE ASSOCIATES, INC.
                            Form 10-Q, June 30, 1996

                                  EXHIBIT INDEX

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

                             McAFEE ASSOCIATES, INC.
                            Form 10-Q, June 30, 1996


                                  EXHIBIT INDEX

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

10.39 Amendment No. 1 to Lease dated September 27, 1995 by and between the Company and Arilliga Family Trust and Richard T. Perry Separate Property Trust, incorporated by reference to Exhibit
               10.39 of the Company's 1995 10-K.

10.40          1995 Stock Incentive Plan, incorporated by reference to Exhibit
               10.40 of the Company's Form 10-Q for the Quarter ended March 31, 1996.

10.41 Lease by and between Herndon Associates, a Virginia general partnership and the Company dated July 22, 1996.

10.42 Purchase contract by and between Interactive Distributed Systems Software GmbH and the Company effective June 30, 1996.

10.43 Change in control agreement between McAfee and Prabhat S. Goyal dated April 18, 1996.

11.1           Computation of Net Income Per Share.


27.1           Financial Data Schedule.