Form 10-Q
period 1996-09-30
MCAFEE ASSOCIATES INC
filed 1996-11-14
CIK 890801

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended 30 September 1996

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


                                    YES /X/   NO  / /

         48,401,952 shares of the registrant's Common stock, $0.01 par value, were outstanding as of October 31, 1996.

                       THIS DOCUMENT CONTAINS __ PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 17.

                             MCAFEE ASSOCIATES, INC.
                          FORM 10-Q, September 30, 1996



                                 C O N T E N T S

Item Number                                                                    Page

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets:
                   September 30, 1996 and December 31, 1995....................  3
                Condensed Consolidated Statements of  Income:
                   Three and nine months ended September 30, 1996 and 1995.....  4
                Condensed Consolidated Statements of Cash Flows:
                   Nine months ended September 30, 1996 and 1995 ..............  5
                Notes to Consolidated Financial Statements.....................  6


Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................  7



                           PART II: OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.................................. 15





SIGNATURES..................................................................... 16

EXHIBIT INDEX.................................................................  17

                             MCAFEE ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)





                                                                                   September 30       December 31
                                     ASSETS                                            1996              1995
                                                                                   ------------       -----------
                                                                                    (Unaudited)

Current assets:
   Cash and cash equivalents                                                           $  68,246         $ 30,299
   Marketable securities                                                                  45,596           25,058
   Accounts receivable, net of allowances for doubtful
       accounts and returns  of $2,567 and $2,279 at September 30, 1996
       and December 31, 1995                                                              19,355           20,892
   Prepaids and other current assets                                                       2,827            3,373
   Prepaid taxes                                                                           3,916            6,064
   Deferred taxes                                                                          3,605            4,999
                                                                                        --------         --------
         Total current assets                                                            143,545           90,685
Fixed assets, net                                                                          6,063            3,399
Intangibles, net                                                                           1,611            3,129
Deferred taxes                                                                             6,983            6,513
Other assets                                                                                 440              294
                                                                                        --------         --------
           Total assets                                                                 $158,642         $104,020
                                                                                        ========         ========

                                   LIABILITIES
Current liabilities:
   Accounts payable                                                                     $  3,951         $  2,214
   Accrued liabilities                                                                    12,897            8,844
   Deferred revenue                                                                       19,664           24,795
                                                                                        --------         --------
         Total current liabilities                                                        36,512           35,853
Deferred revenue, less current portion                                                     2,792            4,625
                                                                                        --------         --------
         Total liabilities                                                                39,304           40,478
                                                                                        --------         --------
                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
     authorized:  5,000,000 shares
Common stock, $.01 par value;
     authorized:  100,000,000 shares; issued and
     outstanding:  48,076,990 shares at September 30, 1996 and
            46,129,887 at December 31, 1995                                                  220              205
Additional paid-in capital                                                                63,313           31,145
Retained earnings                                                                         55,805           32,192
                                                                                        --------         --------
         Total stockholders' equity                                                      119,338           63,542
                                                                                        --------         --------
           Total liabilities and stockholders' equity                                   $158,642         $104,020
                                                                                        ========         =========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                                      Three months                Nine months
                                                                   Ended September 30          Ended September 30
                                                                   ------------------          -------------------

                                                                   1996          1995          1996           1995
                                                                   ----          ----          ----           ----

Net revenue                                                       $47,290     $25,613          $121,902     $60,703

Operating costs and expenses:
    Cost of net revenue                                             2,703         877             7,220       3,539
    Research and development                                        5,650       2,572            14,212       6,960
    Marketing and sales                                            13,485       7,580            34,664      20,627
    General and administrative                                      4,202       2,256             9,876       5,528
    Amortization of intangibles                                       646         414             2,295         942
    Acquisition and other unusual costs                                --      10,784            11,165      10,784
                                                                 --------     -------           -------     -------
          Total operating costs and expenses                       26,686      24,483            79,432      48,380
                                                                 --------     -------           -------     -------
            Income from operations                                 20,604       1,130            42,470      12,323

Other income                                                          922         518             2,164       1,259
                                                                 --------     -------           -------     -------
          Income before income taxes                               21,526       1,648            44,634      13,582
Provision for income taxes                                          8,628       1,218            21,253       5,976
                                                                 --------     -------           -------     --------
               Net income                                        $ 12,898     $   430           $23,381     $ 7,606
                                                                 ========     =======           =======     =======

Net income per share                                             $   0.24     $  0.01           $  0.44     $  0.16
                                                                 ========     =======           =======     =======

Shares used in per share
       calculation                                               $ 54,020      49,518            52,810      48,492
                                                                 ========     =======           =======     =======





                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                             Nine months
                                                                         Ended September 30,
                                                                         -------------------
                                                                         1996           1995
                                                                         ----           ----
   Cash flows from operating activities:
   Net income                                                            $ 23,381   $  7,606
   Adjustments to reconcile net income to net cash
       provided from operating activities:
     Depreciation and amortization                                          5,097      2,361
     Provision for doubtful accounts receivable
        and allowance for returns                                             288      1,634
       Deferred taxes                                                         924     (2,305)
     Changes in assets and liabilities:
       Accounts receivable                                                  1,250        642
       Prepaids and other assets                                             (377)       353
   Accounts payable and accrued liabilities                                 5,790      5,352
       Prepaid income taxes                                                 2,148        836
       Deferred revenue                                                    (6,964)     3,268
                                                                         --------    -------
         Net cash provided by operating activities                         31,537     19,747
                                                                         --------    -------
Cash flows from investing activities:
   Purchase of intangibles                                                            (1,000)
   Sale (Purchases) of investment securities                              (20,538)    (8,672)
   Additions to fixed assets                                               (5,466)      (912)
                                                                         --------    -------
         Net cash provided by (used in) investing activities              (26,004)   (10,584)
                                                                         --------    -------
Cash flows from financing activities:
   Payments on capital leases                                                           (207)
   Effect of exchange rate fluctuations                                        92         --
   Stock option exercises                                                   9,630      2,182
   Costs of secondary security offering                                        --       (446)
   Tax benefit from exercise of nonqualified stock options                 22,692      3,292
                                                                         --------    -------
         Net cash provided by financing activities                         32,414      4,821
                                                                         --------    -------
Net increase in cash and cash equivalents                                  37,947     13,984
Cash and cash equivalents at beginning of period                           30,299     20,449
                                                                         --------    -------
Cash and cash equivalents at end of period                               $ 68,246    $34,433
                                                                         ========    =======




                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation:

        The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1996. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. All per share data contained herein has been restated to reflect the stock dividend discussed in footnote 3.

        Historically, net revenue from subscription licenses for anti-virus software was generally recognized ratably over a two year period as the Company was not able to demonstrate the separate value of the product license and maintenance agreement. During 1995, the Company was able to demonstrate the separate value of the product license and maintenance agreement and, effective July 1, 1995, the Company began generally to recognize 80% of license fees for electronically distributed anti-virus software at the time of the licensing transaction and the remaining 20% evenly over the two year subscription period. Under the policy, revenue for electronically distributed anti-virus software is recognized on a basis consistent with the revenue recognition of electronically distributed network management software. As a result of the change in revenue recognition, results for the respective nine month periods are not directly comparable. However, the revenue in the three month periods ended September 30, 1996 and 1995 was recognized on a consistent basis and therefore are comparable. Revenue growth for the three months ended September 30, 1996 compared to the third quarter of 1995 was unfavorably impacted due to the diminishing amortization of deferred revenue arising from the unbundling of license and maintenance revenue.

2.      Acquisitions:

        On August 30, 1996, the Company acquired a controlling interest in FSA Corporation of Calgary Canada, a developer of security software for an aggregate of 356,000 shares and options to purchase shares of McAfee common stock. The acquisition was accounted for as a pooling of interests.

     Stock dividend:

        On September 17, 1996 the Company declared a stock dividend, payable to all holders of record of common stock on October 7, 1996, of one share of common stock for every two shares of common stock outstanding. The stock dividend was distributed on October 17, 1996. All per share data contained herein has been restated to reflect the increased number of shares outstanding.

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

OVERVIEW

         The Company generates net revenue principally through the licensing of its network management, security and help desk software products. Historically, net revenue from subscription licenses for anti-virus software was generally recognized ratably over a two year period, while net revenue from subscription licenses for network management software was generally recognized 80% at the time of the licensing transaction with the remaining 20% recognized ratably over a two year period. Effective July 1, 1995, the Company began to generally recognize 80% of license fees for electronically distributed anti-virus software at the time of the licensing transaction with the remaining 20% recognized over the remaining license period. The deferred revenue from anti-virus subscription licenses entered into prior to July 1, 1995 continues to be recognized over the original 24 month subscription period. This has resulted in incremental revenue being recognized over the last five quarters. This incremental revenue will continue to be recognized over the next three quarters with a corresponding decrease in the amount of deferred revenue on the Company's balance sheet.

         As a result of the change in revenue recognition for anti-virus subscription licenses, nine month results for 1996 and 1995 are not directly comparable while revenue was recognized on a consistent basis in the three month periods ended September 30, 1996 and 1995. In addition, since a decreasing percentage of the Company's net revenue is attributable to the recognition of previously deferred revenue, the Company's net revenue in future periods may be subject to greater fluctuations on a quarter to quarter basis.

         In addition to generating net revenue through subscription licenses, the Company sells its network security and management products with shrink-wrap licenses through traditional distribution channels. The Company recognizes revenue from sales to distributors upon shipment, subject to a reserve for returns.

        On August 30, 1996, the Company acquired a controlling interest in FSA Corporation of Calgary Canada, a developer of network security and encryption software for an aggregate of 356,000 shares and options to purchase shares of McAfee common stock. The acquisition was accounted for as a pooling of interests. In the quarter ended September 30, 1996, the Company also entered into agreements that enabled entry into the anti-virus market for Lotus Notes and the market for server backup applications.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




          The Company's results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, product upgrades or updates released by the Company or its competitors, changes in product prices, the impact of competitive pricing or products, timely availability and acceptance of new products, changes in product mix, changes in the market for anti virus or network management software, inclusion of network security or management software functionality in system software, failure to manage growth and/or potential acquisitions, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Historically, renewals have accounted for a significant portion of the Company's net revenue; however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. The Company's results for any given period should not be relied upon as indicative of future performance.

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

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in the Company's statements of operations for the three and nine month periods ended September 30, 1996 and 1995:


                                                          Three months ended                  Nine months ended
                                                             September 30                       September 30
                                                          ------------------                  -----------------
                                                          1996          1995                  1996         1995
                                                          ----          ----                  ----         ----

Net revenue                                               100.0%        100.0%                100.0%       100.0%
Operating costs and expenses:
   Cost of net revenue                                      5.7           3.4                   5.9          5.8
   Research and development                                11.9          10.0                  11.7         11.5
   Marketing and sales                                     28.5          29.6                  28.4         34.0
   General and administrative                               8.9           8.8                   8.1          9.1
   Amortization of intangibles                              1.4           1.6                   1.9          1.6
   Acquisition and other unusual costs                       --          42.1                   9.2         17.8
                                                          -----         -----                 -----        -----
       Total operating costs and expenses                  56.4          95.6                  65.2         79.7
                                                          -----         -----                 -----        -----
           Income from operations                          43.6           4.4                  34.8         20.3
Other income                                                1.9           2.0                   1.8          2.1
                                                          -----         -----                 -----        -----
           Income before income taxes                      45.5           6.4                  36.6         22.4
Provision for income taxes                                 18.2           4.8                  17.4          9.8
                                                          -----         -----                 -----        -----
           Net income                                      27.3 %         1.7 %                19.2 %       12.5 %
                                                          =====         =====                 =====        =====

--------------------------------------------------------------------------------

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Net Revenue. Net revenue increased 85% to $47.3 million in the three months ended September 30, 1996 from $25.6 million in the three months ended September 30, 1995. For the nine month period ended September 30, 1996, net revenue increased 101% to $121.9 million from $60.7 million in the same period in 1995. The revenue increase in the three months ended September 30 is largely attributable to increased revenue from subscription licenses for anti virus products and to a lesser extent subscription licenses for network management and help desk products. The increase in revenue for the nine months ended September 30, 1996 is due primarily to the increase in subscription licenses for anti virus software and secondarily to the change in revenue recognition policy for anti-virus subscriptions. In the three and nine month periods ended September 30, 1996, 80% of the revenue from subscription licenses for anti- virus software was recognized at the time of the licensing transaction rather than being recognized ratably over 24 months for licenses sold in the periods prior to July 1, 1995. Net revenue also increased as a result of increased sales of shrink-wrapped products through traditional distribution channels. The Company has recently been experiencing increased price competition for anti virus products and expects that competition to increase in the future which will reduce average selling prices.

         The deferred revenue from anti-virus subscription licenses entered into prior to July 1, 1995 is being recognized over the balance of the 24 month subscription period. This resulted in incremental license revenue being recognized in the three and nine month periods ended September 30, 1996 and will continue to result in incremental revenue being recognized over the next three quarters with a corresponding decrease in the amount of deferred revenue on the Company's balance sheet.

              Net revenue from international sales accounted for approximately 16% and 31% of net revenue for the three months ended September 30, 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, the percentage of net revenue from international licenses was approximately 16% and 26%, respectively. The decrease in the overall percentage of international revenue occurred as a result of domestic revenue growing at a faster rate. However, despite this decrease, international revenue grew in absolute dollars. During the second half of 1995, the Company expanded its international operations, in Europe primarily as a result of the acquisitions of Saber Software Corporation and its former distributors in the UK and France. In addition, the Company acquired a former distributor in Germany of Saber Software Corporation in 1996. As a result of the expansion of its international operations, the Company now denominates certain international license fees in local currencies, primarily in Europe. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. To date the Company has not engaged in significant hedging activities so there can be no assurance that it will not incur significant losses related to currency fluctuations. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products. In addition, a significant portion of the Company's international sales are generated through independent agents. Since these agents are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Also, despite the Company's substantial dependence in the international market upon the marketing, sales and customer support of its agents, the Company currently has limited control over its agents. For example, the Company is dependent upon its international agents to provide it with information regarding licensees and there can be no assurance that the Company will be able to obtain sufficient information to contact such licensees, if necessary, regarding renewal. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these agents.

         Cost of Net Revenue. The Company has historically distributed the majority of its products electronically, and as a result, its cost of net revenue has been low relative to other software vendors. The Company's cost of net revenue includes the cost of media, manuals and packaging for products distributed through traditional distribution channels and third-party royalties. The cost of net revenue does not vary significantly among the Company's various products, or between international or domestic sales.

               For the three months ended September 30, 1996 and 1995, the Company's cost of net revenue was $2.7 million and $0.9 million, respectively. The cost of net revenue for the nine month period ended September 30, 1996 increased to $7.2 million from $3.5 million in the same period in 1995. These increases were primarily due to a corresponding increase in net revenue. As a percentage of net revenue, cost of net revenue increased to 5.7% from 3.4% in the three month periods ended September 30, 1996 and 1995 respectively. For the nine month periods, the cost of revenue increased from 5.8% to 5.9% compared to the same period in 1995. The cost of revenue fluctuates slightly on a quarter to quarter basis depending on the percentage of revenue that is distributed electronically versus traditional channels. The increase in cost as a percent of revenue is attributable to an increasing percentage of the Company's products being distributed through traditional distribution channels. To the extent this trend continues, the Company's cost of net revenue would increase and, accordingly, gross margins would decrease.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's software development and technical support staff and to a lesser extent, costs associated with independent contractors. Research and development expenses increased 119% to $5.7 million in the three months ended September 30, 1996 from $2.6 million in same period in 1995. For the nine month period ended September 30, 1996, research and development expenditures increased 104% to $14.2 million from $7.0 million in the same period in 1995. These increases were primarily due to growth in the Company's product development staff, increased use of third party contractors and increased development activity. As a percentage of net revenue, research and development expenses increased to 11.9% and 11.7% from 10.0% and 11.5% in the three and nine months periods ended September 30, 1996 and 1995, respectively. These increases primarily reflect the Company's continued investment in new and existing products. The Company anticipates that research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of net revenue.

         The Company's future success depends in large part upon its ability to continue to offer a broad range of network management, help desk and security products, to continue to enhance its existing products, to develop and introduce in a timely manner new products that take advantage of technological advances and to respond to new customer requirements. The Company also believes that providing a high level of technical support is key to success in the network management and help desk markets. Furthermore, while the Company updates its products on a regular basis, competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of the Company's existing or new products. As a result, the Company believes that significant investments in product development and technical support are essential. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.


         Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 78% to $13.5 million in the three months ended September 30, 1996 from $7.6 million in the three months ended September 30, 1995. For the nine month period ended September 30, 1996, marketing and sales expenses increased 68% to $34.7 million from $20.6 million in the same period in 1995. These increases primarily reflect growth in the Company's sales and marketing staff including the expansion of the Company's international operations and increased advertising and promotional expenses.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS





         As a percentage of net revenue, marketing and sales expense decreased to 28.5 % and 28.4 % in the three and nine month periods ended September 30, 1996 from 29.6% and 34.0%, respectively, in the same periods in 1995. These decreases primarily reflect the increase in the Company's net revenue. The Company is seeking to expand its product line in the future, and such expansion could contribute to an increase in marketing and sales expenses as a percentage of revenue.


         General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel, general operating costs and legal and accounting costs. General and administrative costs increased 86% to $4.2 million in the three months ended September 30, 1996 from $2.3 million in the three months ended September 30, 1995. For the nine month period ended September 30, 1996, general and administrative expenses increased 79% to $9.9 million from $5.5 million in the same period in 1995. These increases reflect increased investment in the Company's infrastructure including expansion of the Company's domestic and international operations. Additionally, the Company reserved $1.3 million in connection with a dispute with respect to the timing of prior tax payments and also incurred additional expenses related to the acquisition of FSA Corporation. General and administrative expenses increased to 8.9% in the three months ended September 30, 1996 from 8.8% in the same period in 1995. As a percentage of net revenue, general and administrative expenses decreased to 8.1% in the nine month period ended September 30, 1996 from 9.1% in the same period in 1995. These decreases reflect growth in the Company's net revenue. The Company intends to continue to make investments in its general and administrative infrastructure, and, as a result, expects general and administrative expenses to increase in absolute dollars.

         Amortization of Intangibles. The Company expensed $0.6 million and $0.4 million of amortization related to intangibles in the three months ended September 30, 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, amortization of intangibles amounted to $2.3 million and $0.9 million, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. The increase in amortization of intangibles in 1996 was due primarily to the write-off of certain previously acquired technology.

         Other Income. Other income consists primarily of interest income earned on the Company's cash and short term investments. Other income totaled $0.9 million and $0.5 million in the three months ended September 30, 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, other income totaled $2.2 million and $1.3 million, respectively. These increases in the Company's other income relates to higher interest income as a result of higher average balances invested due to net cash generated from operations.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         Provision for Income Taxes. The provision for income taxes is recorded at the Company's effective tax rate which, for the three month periods ended September 30, 1996 and 1995, was 40.1% and 74.0%, respectively. For the nine month periods ended September 30, 1996 and 1995, the effective tax rate was 47.6% and 44.0%, respectively. The provision for income taxes for each period presented includes the effect of a net deferred tax asset arising from the different treatment of revenue recognition for tax and financial reporting purposes and differing treatment of purchased intangible assets and in- process technology. In addition, the Company's effective tax rate reflects the non-deductibility for tax purposes of acquisition costs expensed during the nine month period ended September 30, 1996. The Company has not reduced the deferred tax asset by a valuation allowance as it is likely that all of the deferred tax asset will be realized due to sufficient taxable income available through carryback to prior years and to carryforward to future years.


         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had $68.2 million in cash and cash equivalents and $45.6 million in marketable securities.

         Net cash provided by operating activities was $31.5 million and $19.7 million for the nine months ended September 30, 1996 and 1995, respectively. Net cash provided by operating activities for the nine months ended September 30, 1996 consisted primarily of net income and non-cash expenses plus an increase in accounts payable and accrued liabilities together with decreases in accounts receivable, prepaid income taxes, and deferred taxes, offset by decreases in deferred revenue. Net cash provided by operating activities for the nine months ended September 30, 1995 was comprised primarily of net income and non-cash expenses together with increases in accounts payable and deferred revenue.

         Net cash used in investing activities was $26.0 million in the nine months ended September 30, 1996, primarily reflecting purchases of investment securities. Net cash used by investing activities in the nine months ended September 30, 1995 was $10.6 million which consisted principally of purchases of marketable securities and intangibles.


         Net cash provided by financing activities was $32.4 million and $4.8 million in the nine months ended September 30, 1996 and 1995, respectively, consisting primarily of the proceeds and tax benefits associated with the exercise of nonqualified stock options.

             The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.

                             MCAFEE ASSOCIATES, INC.
                          FORM 10-Q, September 30, 1996

                           PART II: OTHER INFORMATION


Item 3.    Legal Proceedings:

                     None.

Item 6.    Exhibits and Reports on Form 8-K:

                        (a) The Company filed a report on Form 8-K on September 24, 1996 describing the acquisition by the company of a controlling interest in FSA Corporation.


                        (b) The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                             MCAFEE ASSOCIATES, INC.
                          FORM 10-Q, September 30, 1996



                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              McAFEE ASSOCIATES, INC.


                                                  /s/ Prabhat K. Goyal
Date:  November 13, 1996                      _________________________________
                                             Name:  Prabhat K. Goyal
                                             Title: Vice President Finance and
                                                    Chief Financial Officer

                             McAFEE ASSOCIATES, INC.
                          Form 10-Q, September 30, 1996

                                  EXHIBIT INDEX




Exhibit No.                       Description                           Page No.
----------                        -----------                           --------

   3.1      Second Restated Certificate of Incorporation.

   3.2 By-laws, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No. 33-51042 on
            Form S-1 (the "S-1").

   3.3 Certificate of Designation of Series A Preferred Stock of the Company.

   4.1      See Exhibit 10.44.

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

                             McAFEE ASSOCIATES, INC.
                          Form 10-Q, September 30, 1996


                                  EXHIBIT INDEX





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

10.16     Employee Stock Purchase Plan, incorporated by reference from Exhibit
          10.16 of the 1994 Form 10-K.

                             McAFEE ASSOCIATES, INC.
                          Form 10-Q, September 30, 1996

                                  EXHIBIT INDEX

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

                             McAFEE ASSOCIATES, INC.
                          Form 10-Q, September 30, 1996

                                  EXHIBIT INDEX

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

                             McAFEE ASSOCIATES, INC.
                          Form 10-Q, September 30, 1996

                                  EXHIBIT INDEX

10.39     Amendment No. 1 to Lease dated September 27, 1995 by and between the
          Company and Arilliga Family Trust and Richard T. Perry Separate
          Property Trust, incorporated by reference to Exhibit 10.39 of the

10.40 1995 Stock Incentive Plan, incorporated by reference to Exhibit 10.40 of the Company's Form 10-Q for the Quarter ended March 31, 1996.

10.41 Lease by and between Herndon Associates, a Virginia general partnership and the Company dated July 22, 1996, incorporated by reference to Exhibit 10.41 of the Company's Form 10-Q for the Quarter ended June 30, 1996.

10.42     Purchase contract by and between Interactive Distributed Systems
          Software GmbH and the Company effective June 30, 1996. incorporated by reference to Exhibit 10.42 of the Company's Form 10-Q for the Quarter ended June 30, 1996.

10.43 Change in control agreement between McAfee and Prabhat K. Goyal incorporated by reference to Exhibit 10.43 of the Company's Form 10-Q for the Quarter ended June 30, 1996.

10.44     Combination Agreement by and among the Company, FSA Combination Corp.,
          FSA Corporation, and Daniel Freedman, the sole shareholder of FSA
          Corporation, dated August 16, 1996, the Registration Rights Agreement, dated August 30, 1996 by and between the Company and Daniel Freedman, and the Voting and Exchange Trust Agreement, dated August 30, 1996, by and among the Company, FSA Combination Corp. and FSA Corporation, all incorporated by reference to the Corp., Report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 1996.

11.1      Computation of Net Income Per Share.                                            22


27.1      Financial Data Sheet                                                            23
