Form 10-Q/A
period 1996-09-30
MCAFEE ASSOCIATES INC
filed 1996-11-14
CIK 890801

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-Q/A

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

                       THIS DOCUMENT CONTAINS 75 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 17.

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

2.      Acquisitions:

        On August 30, 1996, the Company acquired a controlling interest in FSA Corporation of Calgary Canada, a developer of security software for an aggregate of approximately 356,000 shares and options to purchase shares of McAfee common stock. The acquisition was accounted for as a pooling of interests.

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

                             MCAFEE ASSOCIATES, INC.
                        FORM 10-Q/A, September 30, 1996

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

                             MCAFEE ASSOCIATES, INC.
                        FORM 10-Q/A, September 30, 1996



                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              McAFEE ASSOCIATES, INC.


                                                  /s/ Prabhat K. Goyal
Date:  November 14, 1996                      _________________________________
                                             Name:  Prabhat K. Goyal
                                             Title: Vice President Finance and
                                                    Chief Financial Officer

                             McAFEE ASSOCIATES, INC.
                          Form 10-Q/A, September 30, 1996

                                  EXHIBIT INDEX




Exhibit No.                       Description                           Page No.
----------                        -----------                           --------

   3.1      Second Restated Certificate of Incorporation.                  22

   3.2 By-laws, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No. 33-51042 on
            Form S-1 (the "S-1").

   3.3 Certificate of Designation of Series A Preferred Stock of the Company, incorporated by reference to Exhibit 3.3 of the Company's form 10-Q for the Quarter ended September 30, 1996.

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

                             McAFEE ASSOCIATES, INC.
                        Form 10-Q/A, September 30, 1996

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

10.42     Purchase contract by and between Interactive Distributed Systems
          Software GmbH and the Company effective June 30, 1996, incorporated by reference to Exhibit 10.42 of the Company's Form 10-Q for the Quarter ended June 30, 1996.

10.43 Change in control agreement between McAfee and Prabhat K. Goyal, incorporated by reference to Exhibit 10.43 of the Company's Form 10-Q for the Quarter ended June 30, 1996.

10.44     Combination Agreement by and among the Company, FSA Combination Corp.,
          FSA Corporation, and Daniel Freedman, the sole shareholder of FSA
          Corporation, dated August 16, 1996, the Registration Rights Agreement, dated August 30, 1996 by and between the Company and Daniel Freedman, and the Voting and Exchange Trust Agreement, dated August 30, 1996, by and among the Company, FSA Combination Corp. and FSA Corporation, all incorporated by reference to the Company's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 1996.

11.1      Computation of Net Income Per Share, incorporated by reference to
          Exhibit 11.1 of the Company's Form 10-Q for the Quarter ended September
          30, 1996 (the "September 30, 1996 10-Q").


27.1 Financial Data Sheet, incorporated by reference to Exhibit 27.1 of the Company's September 30, 1996 10-Q.
