Form 10-K
period 1996-12-31
MCAFEE ASSOCIATES INC
filed 1997-03-28
CIK 890801

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED 31 DECEMBER 1996

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO ____________

       COMMISSION FILE NUMBER 0-20558

                             MCAFEE ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                          77-0316593
      (State of incorporation)                 (IRS Employer
                                           Identification Number)

                                2710 WALSH AVENUE
                       SANTA CLARA, CALIFORNIA 95051-0963
                                 (408) 988-3832

    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:      None
Securities  registered  pursuant to Section  12(g) of the Act:   Common Stock,
                                                                 $.01 par value

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. YES  X   NO
                      ----   ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 1996 was approximately $2,141,149,516. The number of shares outstanding of the issuer's common stock as of December 31, 1996 was 48,662,489.

   Documents incorporated by reference: Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1997.

       THIS REPORT CONTAINS ___ PAGES. THE EXHIBIT INDEX IS ON PAGE 45.

        This Annual Report on Form 10-K ("Report") contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements are a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Report.


                                     PART I

ITEM 1.  BUSINESS

   McAfee develops, markets, distributes and supports network security and management software products. The Company provides industry-leading network security products for anti-virus protection as well as client/server network management tools. Many of the Company's network management products are available as individual software modules as well as integrated product suites. The Company is also a leader in electronic software distribution, which is the principal channel through which it distributes its products to large corporations, institutions and government entities. The Company generally utilizes a two-year subscription licensing model for this distribution method.

PRODUCTS

   McAfee provides a broad line of network security and management software products. The following table summarizes McAfee's principal products and lists the operating system(s) on which each product runs:


         PRODUCT                    PRINCIPAL                          OPERATING
         CATEGORY                   PRODUCTS                           SYSTEM(S)
---------------------------  ------------------------  -------------------------------------------
Enterprise Management           McAfee Enterprise                 NetWare, Windows NT

Network Security                    VirusScan           DOS, OS/2, Windows 3.X, Mac, Windows 95,
                                                          Windows NT, Windows 3.X, DOS, OS/2,
                                                                Linux, Solaris, FreeBSD

                                    GroupScan          Windows 95, Windows NT, Windows 3.1x, OS/2

                                     Webscan                           Windows 95

                                    NetShield                     NetWare, Windows 95

                                    WebShield           Dedicated system supports web servers of
                                                                         any OS

                                   GroupShield                Windows NT, Windows 95, OS/2

                                   Bootshield                       Windows 3.X, DOS


                                    ROMShield                    Windows 3.X, DOS,OS/2

                                    Desktop                       DOS,  OS/2, Windows 3.X,
                                 Security Suite                       Mac, Windows 95,
                                                                    Windows NT, Windows
                                                                       3.X, DOS, OS/2

                                    NetCrypto           Windows NT, Windows 95, Windows 3.1x and
                                                                 multiple Unix variants

                                     WebWall            Dedicated System supports web servers of
                                                                         any OS

                                    PCCrypto              Windows 95, Windows NT, Windows 3.1x

                                   PowerLogin                    Multiple Unix variants

                                   PowerBroker                   Multiple Unix variants

                                   PCFirewall             Windows 95, Windows NT, Windows 3.1x

Network Management            Saber Lan Workstation               NetWare, Windows NT

                                   SaberTools                 Windows 3.X, Windows 95 and

                                                                       Windows NT
                                                          with a Windows NT or NetWare server

Help Desk                       McAfee Help Desk                 Windows 95, Windows NT

                               McAfee Service Desk                NetWare, Windows NT

Storage Management                   WebStor                           Windows 95

                                   NT-ssentail                   Windows NT and NetWare

                                   QuickBackup                         Windows 95

ENTERPRISE MANAGEMENT


McAfee Enterprise (ME!). McAfee Enterprise brings together McAfee's anti-virus and security software with network management, storage management and help desk components, all supporting NT and integrated under an OLE enabled, active X, explorer console. The ME! modules share a common scripting language, common reporting, and common alerting via SNMP and integrate into Unix consoles including HP Openview, BMC Patrol, and Tivoli TME. McAfee Enterprise on NT is positioned to help bridge the gap between NetWare and UNIX by managing the legacy NetWare file and print servers, and the UNIX database and application servers. ME! integrates into enterprise management systems including HP Openview for Windows, Novell NMS, BMC Patrol, Tivoli TME and other SNMP consoles. In addition to ME! availability from the host console menu and/or toolbar, task management can even further extend the level of integration within the enterprise management system. The current U.S. list price for a 1,000 node ME! site license is $120,000.



NETWORK SECURITY PRODUCTS

   VirusScan. VirusScan, the Company's flagship product, is a virus protection program for Windows 3.X, Windows 95, Windows NT, Macintosh, DOS and OS/2 personal computers. VirusScan scans for known and unknown viruses prior to installation. When the scan is completed, VirusScan becomes memory resident and protects systems from further infection. VirusScan is able to detect and remove polymorphic, word macro and boza viruses. The current U.S. list price for a 1,000 user VirusScan site license is $20,500. The single user retail packaged version of VirusScan sells at an average retail price of approximately $49.00.

   GroupScan. GroupScan is a native Lotus Notes application which is designed to protect the Notes client from popular viruses as well as other known security threats. GroupScan scans encrypted attachments on the users desk to insure they are virus-free before they are transmitted over the network. The current U.S. list price for a 1,000 node GroupScan site license is $10,000.

   Webscan. Webscan is designed to provide virus protection for most popular Internet services, Web browsers and E-mail. Webscan includes Spry's Mosaic Browser and Pegasus E-mail but is compatible with NetScape Navigator and Lotus cc:mail and is available for Windows 95 computers. The current U.S. list price for a 1,000 node Webscan site license is $20,500.

   NetShield. NetShield provides virus protection for network file servers. NetShield blocks viruses from being transferred over networks by scanning files which are accessed from the server. It can also perform regularly scheduled scanning of the server. The current U.S. list price for a 1,000 node NetShield site license is $11,800.

   WebShield. WebShield is a complete virus protection product for Internet gateways. With WebShield, McAfee has deployed its virus detection software to scan Internet email, file transfers and web traffic. The current U.S. list price for a 1,000 node WebShield site license is $9,000.

   GroupShield. GroupShield is a native Lotus Notes application that is designed to protect the Notes server from popular viruses as well as other known security threats. GroupShield employs McAfee's scanning facilities, which can identify, stop, and even clean these viruses on user demand, in real-time or during background processes. The current U.S. list price for a 1,000 node GroupShield site license is $25,000.

   Bootshield. Bootshield is a companion product to Viruscan which provides pre-boot protection from boot-sector viruses. Bootshield is available for DOS and Window 3.X computers. The current U.S. list price for a 1,000 node Bootshield site license is $11,000.

   ROMShield. ROMShield is a boot sector anti-virus detection and shielding product. Boot sector viruses infect the BIOS prior to boot-up and cannot be shielded by traditional anti-virus programs which run on the operating system. ROMShield checks the BIOS before the computer boots up and prevents boot-up if the computer is infected.

   Desktop Security Suite (DSS). DSS offers secure, economical desktop protection combining strong encryption for files and data being stored on a hard drive or sent over a network, with McAfee's virus detection and removal engine. Desktop Security Suite stresses ease-of-use and fast, transparent operation while providing a safe, secure infrastructure for storing or sending information. The current U.S. list price for a 1,000 node Desktop Security Suite site license is $72,000.

   PCCrypto. PCCrypto lets a user encrypt files before storing them or sending them to someone else. Files can be encrypted with a password only known to the user, and then stored on the user's hard drive or sent over a network. The current U.S. list price for a 1,000 node PCCrypto site license is $31,000.

   NetCrypto. NetCrypto provides networks with encryption, preventing hackers and cyberthieves from sniffing data from the user's network. NetCrypto transparently encrypts all TCP/IP data, including email, file transfers, web traffic, remote logins, database access etc. The current U.S. list price for a 1,000 node NetCrypto site license is $34,000.

   PowerBroker. PowerBroker allows users to perform appropriate system administration tasks without bothering an administrator, and without ever knowing the root password, thereby enhancing system security. PowerBroker also creates a centrally-maintained indelible audit trail of all the activities it controls. Users with access to PowerBroker have the power they need without being able to alter the log files, or disclose the root password. The current U.S. list price for a 1,000 node PowerBroker site license is $155,000.

   PowerLogin. Power Login gives system administrators control over the UNIX login and password environment, including control over who can log in where, when, and how, and with what kinds of passwords. Using a flexible login policy language, system administrators can specify such things as what time of day a user may log in, who may log in over modem lines or over the network and whether additional passwords or authentication schemes are used. The current U.S. list price for a 1,000 node PowerLogin site license is $155,000.

   PC Firewall. PCFirewall provides firewall protection for Windows desktops with a central administration console to manage multiple installations. Acting as a cookie cutter, individuals are protected from web server tracking of their activities on the Internet. It also provides access control for modem protocols to block popular war dialer attacks, often known as the "back doors" around a main perimeter firewall (i.e. the front door). Completely transparent to users and applications, PCFirewall is easy to install and manage. The current U.S. list price for a single copy of PCFirewall is $65.

NETWORK MANAGEMENT TOOLS

      Saber LAN Workstation ("SLW"). SLW is an integrated suite of network management software solutions that natively support both Window NT and Novell NetWare environments. SLW automates time-consuming tasks and reduces costs by managing network assets more efficiently. SLW includes integrated enterprise metering, hardware and software inventory, software distribution and desktop control under a central OLE-enabled explorer console. SLW also includes customizable reporting, SNMP alerting and supports an open data format, which facilitates integration of SLW with other systems management products. The current U.S. list price for a 1,000 user license is $47,300.

   SaberTools SMS .SaberTools is an integrated suite of tools designed specifically for Microsoft SMS users. SaberTools delivers the functionality not available in SMS such as network menuing, application metering, 32-bit remote control, scripting, and customizable reporting. Using SaberTools advanced menuing and desktop control features, users can control Windows NT, Windows 95, Windows 3.1 and DOS clients running on NetWare or NT networks. Together these tools are designed to help network administrators centrally manage and control their Windows environment by restricting access to various features and resources. Administrators no longer have to visit each workstation to make changes, saving time and money. SaberTools decreases software costs by addressing issues such as support, administration, and upgrades. In addition, SaberTools can help eliminate unnecessary software purchases by providing accurate tracking of software usage on LANs or WANs. The current U.S. list price for a 1,000 SaberTools site license is $26,600.

HELP DESK

   McAfee Help Desk (MHD). MHD was a native SQL client/server help desk solution and is a solution for proactive call management and problem resolution. Important features include asset management, service level agreements, change management, dynamic call linking, flexible reporting, crisis management, and enterprise-enabled network integration. MHD includes the industry standard case-based reasoning engine and 15 hardware and software knowledge-paks. The current U.S. list price is $1,295 per help desk operator.

   McAfee Service Desk (MSD). MSD is a comprehensive service desk solution. MSD starts by incorporating all of the traditional help desk functionality found in McAfee HelpDesk. MSD elevates the customer's help desk into a true "service desk" by adding integrated software distribution, network management, desktop management, cross-platform asset management, systems diagnostics, push technology alerting, end user Web access and remote control. MSD includes network listeners that allow the user to link their help desk to network management platforms such as Hewlett-Packard's OpenView and Tivoli's TME10. MSD is available in both workgroup and enterprise editions. A typical MSD-Workgroup installation with 5 concurrent help desk operators supporting 500 nodes has a U.S. list price of $30,975. A typical MSD-Enterprise installation with 15 concurrent help desk operators supporting 2,000 nodes has a U.S. list price of $135,425.

STORAGE MANAGEMENT

   WebStor. WebStor is a Windows 95 program that provides automated back up and file restore capabilities, along with disaster recovery tools using any FTP site for back-up. The current U.S. list price for a 1,000 user WebStor site license is $20,500.


   NT-ssential. NT-ssential combines anti virus and backup, into one solution. The product combines McAfee's NetShield with Backup Exec Enterprise Edition from Seagate to provide both security and protection. Netware-ssential is available for the Netware environment. The current U.S. list price for a 1,000 user NT-ssential site license is $13,000.

   QuickBackUp. Designed for Windows 95 and NT, QuickBackup combines an easy to use Explorer user interface with a broad range of backup media support. QuickBackup supports SCSI tape drives, writeable CD-ROMs, Iomega Zip and Jazz drives and the Internet as back up devices. QuickBackup sells at an average retail price of approximately $49.00.

SUBSCRIPTION LICENSING MODEL

   The Company typically licenses its products to corporate, government and institutional customers for a period of two years during which time they receive all upgrades, updates and technical support at no additional charge. Upon expiration of the two-year period, customers are contacted by the Company for renewal. The Company believes that the two-year subscription licensing model offers several benefits to its customers. For one initial fee, the customer receives the software and all upgrades, updates and support for two years. In addition, the customer only has to make a decision on its investment in the software every two years. Since the Company is able to distribute its products and upgrades at a lower cost than do companies using traditional distribution methods, the Company also has the ability to offer upgrades and address user feature requirements on a more regular basis. In addition, by offering a two-year license, as opposed to a traditional perpetual term license, the Company is able to meet a lower initial cost threshold for customers with annual budgeting constraints.

   The Company's two-year subscription licensing model creates the opportunity for recurring revenue for the Company through the renewal of existing licenses. Since the Company typically licenses its products on a per user basis, at the time of renewal the Company has the potential to increase the number of computers licensed at existing sites and to expand its licenses to new sites in an organization. The renewal process also provides an opportunity to cross-sell new products to existing customers. There can be no assurance that the Company will be able to sustain current renewal rates in the future.

   With the expansion of the Company's distribution channels to include resellers and distributors, McAfee also provides single user licenses for its products under traditional, unlimited term licenses with product updates, upgrades and support available to customers under separate maintenance contracts.

ELECTRONIC SOFTWARE DISTRIBUTION

   McAfee was the first company to successfully utilize electronic software distribution to reach large corporate, government and institutional customers. Through the World Wide Web and various online services such as CompuServe, America Online and The Microsoft Network, the Company is able to electronically communicate and interact with its customers from pre-sales evaluation through product delivery and post-sales support. The Company believes that the electronic channel is becoming an important source of information and support for IT professionals. By making fully-functioning, unencrypted versions of its products widely available for evaluation, the Company is seeking to encourage product sampling among these sophisticated users. Unlike traditional software evaluation programs where potential customers often are required to identify themselves (typically resulting in their inclusion in a sales database), go through a qualification process and then wait for the evaluation copy to be shipped, potential customers desiring to evaluate McAfee's products for a 30-day period can anonymously download any of the Company's products from its World Wide Web site. In 1996, the Company opened the McAfee Store on the World Wide Web to distribute its own and third party products.

   The Company uses electronic software distribution as its primary means of delivering licensed software, as well as upgrades and updates to its customers. Electronic software distribution offers a number of advantages to the Company over traditional software distribution methods including the ability to distribute its products and upgrades more rapidly and at a lower cost than traditional distribution methods. Since all of the software and documentation can be distributed electronically, the cost of internal distribution by the customer is also lower than with traditional software and printed documentation.

   The Company also seeks to increase awareness of its products, to provide customer and technical support and to encourage dialogue regarding its products by maintaining a World Wide Web site and forums on CompuServe, America Online and The Microsoft Network. The Company also provides support through the World Wide Web. By providing support electronically, the Company believes that it is often able to more rapidly identify and solve customer problems.

SALES AND MARKETING

   To augment and capitalize upon the awareness of the Company's products resulting from its electronic distribution model, the Company's sales and marketing efforts are directed primarily at large corporate, government and institutional customers as well as to resellers and distributors worldwide through the following channels:

NORTH AMERICAN DIRECT SALES

   The Company has significantly expanded its internal sales organization through investments in its corporate sales force. The Company's direct sales organization consists of regional sales directors, national account managers, territory sales representatives and a corporate telesales organization. McAfee's national account managers are each responsible for ten to fifteen designated large enterprise accounts. Territory sales representatives manage accounts within a specified geographic region with 1,000 or more personal computers. To augment its sales organization, the Company's executives are involved with sales to many major accounts. The Company's outbound corporate telesales force consists of experienced sales personnel who actively market McAfee's products to customers with less than 1,000 personal computers. The Company's corporate telesales representatives also respond to prospective customers who contact the Company as a result of a particular marketing program or after electronically evaluating a McAfee product. Another significant focus of the Company's corporate telesales force is to contact existing customers to cross-sell additional products.

   The Company devotes a portion of its corporate telesales force to the renewal of its existing licenses. Prior to expiration of a license, a corporate telesales representative contacts the customer and encourages renewal of the expiring license while determining if increasing the number of computers licensed is appropriate and, additionally, marketing new products to this existing customer.

INTERNATIONAL SALES

   McAfee has sales and support operations in Europe and Asia. The Company currently has sales representatives in Paris, France, Bracknell, England, Frankfurt, Germany, Amsterdam, The Netherlands and Tokyo, Japan. Historically, McAfee had relied primarily upon independent agents and distributors to market its products internationally. McAfee is continuing to use independent agents primarily in smaller markets where a direct sales presence is not currently warranted. While the Company's agents and distributors include some large systems integrators, most are small companies that market McAfee's software along with products of other companies that they represent. The Company typically enters into agreements with its agents which, among other things, obligate its agents to provide technical support and the most current versions of the Company's products to its customers and to provide the Company with information about its licensees. Such agreements permit either the Company or the agent to terminate the agreement upon 60 days' prior written notice. International agents invoice their own orders and collect payment, remitting the license fee, net of commissions, to the Company in United States dollars.

CHANNEL SALES

   To complement its direct sales, McAfee markets its products through corporate resellers and distributors, and indirectly through retailers. While historical sales through these distribution channels have generated a relatively small portion of McAfee's net revenue, over the past two years the Company's presence in these channels has expanded significantly. The Company currently utilizes corporate resellers, including STREAM, Software Spectrum, Softmart and ASAP, which focus primarily on selling site licenses for the Company's software to corporate customers.


   Independent software distributors who market the Company's products include Ingram Micro, Merisel America and Tech Data. These distributors stock McAfee's products in inventory for redistribution primarily to large retailers, VARs and mail order companies. Through its authorized distributors, the Company sells its retail packaged products to several of the large computer and software retailers in the United States, including Egghead Discount Software, CompUSA, Computer City, Software Etc. and Best Buy. Several members of the Company's channel sales force work closely with the Company's major reseller and distributor accounts on the management of orders and inventory level, as well as on promotion and selling activities.

   The Company's distributors generally are permitted stock balancing and stock rotation rights but are typically required to place offsetting orders of equal value. The Company expects to increasingly rely on resellers and distributors, including retail outlets, to market and support its products. The Company's agreements with its distributors are not exclusive and may be terminated by either party without cause. There can be no assurance that any distributors will continue to represent the Company's products.

OEMS

   OEMs license the Company's products and bundle them with personal computer hardware or software. OEMs typically sublicense a single version of the Company's products to end users who must contact McAfee in order to license updates. The Company typically receives a per copy royalty from its OEMs.

OTHER MARKETING ACTIVITIES

   McAfee promotes its products through advertising activities in trade publications and direct mail campaigns. The Company also attends trade shows, sponsors conferences and publishes a quarterly newsletter which is mailed to existing and prospective customers. In addition, the Company solicits prospective customers by providing marketing material through the World Wide Web and allows customers to purchase the Company's products directly through the Company's World Wide Web Page. The Company also maintains forums on CompuServe, America Online and The Microsoft Network which provide electronic forums for subscribers of these services to discuss issues related to computer viruses and make inquiries regarding McAfee's products.

CUSTOMERS

   The Company primarily markets its products directly to large corporate, government and institutional customers as well as to resellers and distributors. Ingram Micro Devices accounted for 17%, 12% and 12% of net revenue in 1996, 1995 and 1994, respectively. No other customer accounted for more than 10% of the Company's net revenue.

CUSTOMER AND TECHNICAL SUPPORT

   McAfee believes that a high level of customer and technical support is important for success in corporate, government and institutional markets. Customer support representatives answer product inquiry, customer support and routine technical support calls. If a customer service representative receives a call requiring more complex technical or professional support, the call is transferred to the Company's technical or professional support personnel. The Company intends to continue to invest in customer and technical support.


   Technical support representatives handle technical support calls and respond to inquiries addressed to the Company's World Wide Web Page and various online services such as CompuServe, America Online and The Microsoft Network. If a call or inquiry involves more complex strategic or implementation issues, the customer is referred to the Company's product development staff.

   The Company also provides specialized assistance to customers in detecting and eradicating viruses. The Company has the ability to receive uploaded programs containing suspect virus infections through the World Wide Web. Alternatively, customers can send a copy of the virus to the Company via disk. The Company believes that its ongoing exposure to a large number of new viruses contributes to the virus detection rate of the Company's anti-virus products.

   McAfee also offers on-site training and consulting services to its customers on an hourly or packaged rate basis. On-site and regional training for the full range of McAfee's products is conducted by McAfee's technical personnel. In addition, McAfee offers a wide variety of consulting services to assist customers in the installation, customization and deployment of its products.

PRODUCT DEVELOPMENT AND ACQUISITION

   The Company is seeking to continually enhance and expand its network security and management product offerings. Over the past year, the Company has made a substantial investment in product development by significantly increasing the size of its product development staff. In addition, the Company has expanded its product line through the acquisition of Vycor Corporation, a provider of help desk products, on March 21, 1996, the acquisition of a controlling interest in FSA Corporation, a developer of security products, on August 30, 1996 and the acquisition of Jade KK of Japan, a vendor of anti-virus software, on February 28, 1997. While the Company does not currently have any agreements or understanding related to material acquisitions of products or companies, the Company intends to continue to evaluate strategic acquisitions of complementary products that will enable McAfee to offer more comprehensive network security and management solutions.

   McAfee believes that its ability to maintain its competitiveness will depend in large part upon its ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for personal computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. There can be no assurance that new products will be developed or acquired on a timely basis or at all. See "Risk Factors - Rapid Technological Change; Risks Associated with Product Development and Acquisitions."

   In addition to developing new products, the Company's internal development staff is also focused on developing updates to existing products and modifying and enhancing any acquired products. Future updates may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. The Company believes that the ability to provide these updates to users frequently and at a low cost is key to its success. Failure to release such updates on a timely basis could have a material adverse impact on the Company. There can be no assurance that the Company will be successful in these efforts. In addition, there can be no assurance that future changes in Windows 95, Windows NT, NetWare or other popular operating systems would not result in incompatibility with the Company's products. The Company's failure to introduce new products on a timely basis that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company expended $22.2 million, $9.4 million and $6.9 million in 1996, 1995 and 1994, respectively, on research and development.

COMPETITION

   The market for the Company's products is intensely competitive and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for its products include performance, functionality, quality, customer support, breadth of product line, frequency of updates, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of the Company's anti-virus products compete include the number and types of viruses detected, the speed at which the products run and ease of use. Certain of the criteria upon which the Company's network management tools compete include the number of functions performed, the range of products offered, the cost of the product and ease of use. While the Company believes that it generally competes favorably with respect to each of these factors, there can be no assurance that it will be able to continue to compete successfully against current and future competitors. Competitive pressures could result not only in a decline in sales volume but also in sustained price reductions, which could adversely affect the Company's business, financial condition and results of operations.

   The network security and management market is highly fragmented with many vendors. The Company's principal competitor is the Peter Norton Group of Symantec in the network security market and Intel's LanDesk in the network management market. Other competitors include Computer Associates/Cheyenne Software, Intel, Seagate and the Dr. Solomon Group, as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or become consolidated into larger competitors. The Company also faces competition from large and established computer software companies such as Microsoft and Novell, which offer network management products as enhancements to their network operating systems. The Company believes that as the network management market develops, it may face increased competition from these large companies, as well as other companies seeking to enter the market. With the acquisition of Vycor, the Company faces new competition from vendors in the help desk market. The Company's principal competitors in the help desk market are Remedy, Corp. and Software Artistry. The Company also has competitors in the storage management market. There can be no assurance that the Company will continue to compete effectively against existing and potential competitors, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not in the future decide to compete more directly with the Company by utilizing electronic software distribution.

   The competitive environment for anti-virus software internationally is similar to that in North America, although there are local competitors in specific markets which present strong competition and also shareware authors control a more significant portion of the European market. The international market for network management software has developed more slowly than the North American market, although larger competitors such as Intel and Symantec have begun to penetrate European markets. Asian markets have significantly lagged North America and Europe in their adoption of networking technology. There can be no assurance that McAfee will be able to compete successfully in international markets.

   The widespread inclusion of the network security and management functionality of the Company's products as standard features of computer hardware or operating systems could render the Company's products obsolete and unmarketable. If the Company were unable to develop new network management and security tools to further enhance hardware or operating systems and to replace successfully any obsolete products, the Company's business, financial condition and results of operations would be materially and adversely affected.

PROPRIETARY TECHNOLOGY

   McAfee's success is heavily dependent upon its proprietary software technology. McAfee relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect proprietary rights in its software. McAfee has not to date applied for or obtained any patents or registered any of its copyrights and has only registered selected trademarks. SABER is a trademark of a subsidiary of the SABRE Group, Inc. and is licensed to McAfee pursuant to a non-exclusive worldwide, royalty free license. McAfee is not otherwise affiliated with the SABRE Group, Inc. or SABRE Travel Information Network. In the event that the license of the Saber trademark were to expire, or be terminated, McAfee could be required to cease using the trademark on its products, which could involve significant expense and the possibility of customer confusion. Any loss of McAfee's ability to use this trademark could have a material adverse effect on McAfee's business, financial condition or results of operations.

   In 1996, the Company increased its reliance on licensed technology, principally through its acquisitions. Also, the Vycor products are dependent on third party technology. There can be no assurance that the Company will be able to renew such licenses in the future.

   In the third quarter of 1996 the Company entered into agreements that enabled entry into the anti-virus market for Lotus Notes and the market for server backup applications. There can be no assurance that the Company will be able to renew such agreements in the future.

   McAfee does not typically obtain signed license agreements from its corporate, government and institutional customers who license products directly from McAfee. McAfee includes an electronic version of a "shrink-wrap" license in all of its electronically distributed software and a printed license in the box for its products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since none of these licenses are signed by the licensee, they may not be enforceable under many state laws and the laws of many foreign jurisdictions.

   In addition, the laws of some foreign countries either do not protect McAfee's proprietary rights or offer only limited protection for those rights. Furthermore, McAfee has obtained only one foreign registration of its "McAfee" trademark, and publication in two jurisdictions, due to the significant costs involved. As a result, McAfee may not be able to prevent a third party from using its trademarks in many foreign jurisdictions.

   There can be no assurance that the steps taken by McAfee to protect its proprietary software technology will be adequate to deter misappropriation of this technology. McAfee is aware that a substantial number of users of its anti-virus products have not paid any registration or license fees to McAfee. Changing legal interpretations of liability for unauthorized use of McAfee's software, or lessened sensitivity by corporate, government or institutional users to avoiding copyright infringement, would have a material adverse effect on McAfee's business, financial condition and results of operations.

   There has also been substantial industry litigation regarding intellectual property rights of technology companies. Although McAfee does not believe that it is infringing the intellectual property rights of others, it receives claims from time to time, and McAfee has in the past been subject to litigation related to its intellectual property. There can be no assurance that such claims will not be asserted against McAfee in the future or that the outcome of any such claims would not have a material adverse effect on McAfee's business, financial condition and results of operations. In addition, as McAfee may acquire a portion of the software included in its future products from third parties, its exposure to infringement actions may increase because McAfee must rely upon such third parties for information as to the origin and ownership of any software being acquired. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by McAfee. McAfee may also be subject to litigation to defend it against claimed infringement of the rights owned by McAfee. McAfee may also be subject to litigation to defend it against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on McAfee's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of McAfee's proprietary rights, subject McAfee to significant liabilities, require McAfee to seek licenses from third parties or prevent McAfee from manufacturing or selling its products, any one of which could have a material adverse effect on McAfee's business, financial condition and results of operations.

Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

EMPLOYEES

   From December 31, 1995 to December 31, 1996, the number of people employed by the Company increased from 250 to 481 employees. Competition for qualified management and technical personnel is intense in the software industry. The Company's continued success will depend in part upon its ability to attract and retain qualified personnel. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good.

RISK FACTORS

   The following risk factors should be considered by holders and prospective purchasers of McAfee Common Stock:

   Rapid Technological Change; Risks Associated with Product Development and Acquisitions. The network security and management market is highly fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. McAfee's success depends upon the ability to offer a broad range of network security and management software products, to continue to enhance existing products, to develop and introduce in a timely manner new products that take advantage of technological advances, and to respond promptly to new customer requirements. While McAfee believes that it currently offers one of the broadest product lines in the network management and security market, this market is continuing to evolve and customer requirements are continuing to change. As the market continues to evolve and competitive pressures increase, McAfee believes that it will need to continue to expand its product offerings. McAfee has identified a number of enhancements to its existing product offerings which it believes are important to its continued success in the network security and management market. There can be no assurance that McAfee will be successful in developing and marketing, on a timely basis, enhancements to its existing products or new products, or that its new products will adequately address the changing needs of the marketplace. Failure by McAfee in any of these areas could materially and adversely affect its business, financial condition and results of operations. In addition, from time to time, McAfee or its competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of McAfee's existing products. There can be no assurance that announcements of new products will not cause customers to defer purchasing McAfee's existing products.

   McAfee has in the past experienced delays in software development, and there can be no assurance that McAfee will not experience delays in connection with its current or future product development activities. Software products as complex as those offered by McAfee may contain undetected errors or version compatibility issues, particularly when first introduced or when new versions are released, resulting in loss of or delay in market acceptance. For example, McAfee's anti-virus software products have in the past falsely detected viruses that did not actually exist. See "-- Risk of False Detection of Viruses." Delays and difficulties associated with new product introductions or product enhancements could have a material adverse effect on McAfee's business, financial condition and results of operations.

   In addition to developing new products, McAfee's internal development staff is focused on developing upgrades and updates to existing products and modifying and enhancing acquired products. Future upgrades and updates may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. McAfee believes that the ability to provide these upgrades and updates to users frequently and at a low cost is key to its success. In particular, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently in order for the products to avoid obsolescence. Failure to release such upgrades and updates on a timely basis could have a material adverse effect on McAfee's business, financial condition and results of operations. There can be no assurance that McAfee will be successful in these efforts. In addition, there can be no assurance that future changes in Windows 95, Windows NT, NetWare or other popular operating systems would not result in incompatibility with McAfee's products. McAfee's failure to introduce new products on a timely basis that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on McAfee's business, financial condition and results of operations. See "Business -- Product Development and Acquisition."

   Competition. The market for McAfee's products is intensely competitive and McAfee expects competition to increase in the future. McAfee believes that the principal competitive factors affecting the market for its products include performance, functionality, quality, customer support, breadth of product line, frequency of upgrades and updates, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of McAfee's anti-virus software products compete include the number and types of viruses detected, the speed at which the products run and ease of use. Certain of McAfee's competitors have been in the network management market longer than McAfee and other competitors, such as Symantec, Intel and Seagate, are larger and have greater name recognition than McAfee. In addition, certain larger competitors such as Intel, Microsoft and Novell have established relationships with hardware vendors related to their other product lines. These relationships may provide them with a competitive advantage in penetrating the OEM market with their network management products. As is the case in many segments of the software industry, McAfee may encounter increasing price competition in the future. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could materially and adversely affect McAfee's business, financial condition and results of operations.

   The network security and management market is highly fragmented with products offered by many vendors. McAfee's principal competitor is the Peter Norton Group of Symantec in the network security market and Intel's LanDesk in the network management market. Other competitors include Computer Associates/Cheyenne Software, Intel, Seagate and the Dr. Solomon Group, as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. McAfee also faces competition from large and established software companies such as Microsoft and Novell which offer network management products as enhancements to their network operating systems. McAfee believes that as the network management market develops, McAfee may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. With the acquisition of Vycor, the Company faces new competition from vendors in the help desk market. The Company's principal competitors in the help desk market are Remedy, Corp. and Software Artistry. The Company also has competitors in the storage management market. There can be no assurance that McAfee will continue to compete effectively against existing and potential competitors, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than McAfee. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not in the future decide to compete more directly with McAfee by utilizing electronic software distribution. See "Business - Competition."

   The competitive environment for anti-virus software internationally is similar to that in North America, although there are local competitors in specific markets which present strong competition and also shareware authors control a more significant portion of the European market. The international market for network management software has developed more slowly than the North American market, although larger competitors such as Intel and Symantec have begun to penetrate European markets. Asian markets have significantly lagged North America and Europe in their adoption of networking technology. There can be no assurance that McAfee will be able to compete successfully in international markets.

   Risk of Inclusion of Network Security and Management Functionality in System Software. In the future, vendors of operating system software may continue to enhance their products to include functionality that is currently provided most often by network security and management software. The widespread inclusion of the functionality of McAfee's products, and of the functionality of the network security or management products, as standard features of operating system software could, particularly if the quality of such functionality were comparable to that of McAfee's products, render McAfee's products obsolete and unmarketable. Furthermore, even if the network security and/or management functionality provided as standard features by operating systems is more limited than that of McAfee's products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional software. If McAfee was unable to develop new network security and management products to further enhance operating systems and to replace successfully any obsolete products, McAfee's business, financial condition and results of operations would be materially and adversely affected. See "Business - Competition."

   McAfee's Dependence on Anti-Virus Product Revenue. McAfee derived a substantial majority of its net revenue in 1996 from licensing its anti-virus software products, and these products are expected to continue to account for a substantial portion of McAfee's net revenue for the foreseeable future. Because of this concentration of revenue, a decline in demand for, or in the prices of, McAfee's anti-virus software products as a result of competition, technological change or otherwise, could have a material adverse effect on McAfee's business, financial condition and results of operations. In addition, while McAfee will continue to focus on growing its anti-virus revenue, factors such as increased competition or technological change may affect the rate of growth in the future. See " Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Products."

   Dependence on Emergence of Network Management Market. The market for McAfee's network management products is evolving, and its growth depends upon broader market acceptance of network management software, including help desk software. Although the number of LAN-attached personal computers ("PCs") has increased dramatically, the network management market continues to be an emerging market and there can be no assurance that the market will continue to develop or that further market development will be rapid enough to significantly benefit McAfee. In addition, there are a number of potential approaches to network management, including management tools incorporated into network operating systems. Therefore, even if network management tools gain broader market acceptance, there can be no assurance that McAfee's products will be chosen by organizations which acquire network management tools. Furthermore, to the extent that the network management market does continue to develop, McAfee expects that competition will increase. See "Competition," "Risk of Inclusion of Network Security and Management Functionality in System Software" and "Business - Competition."

   Variability of Quarterly Operating Results. McAfee's licensing activity and results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, upgrades or updates by McAfee or its competitors, changes in product prices, changes in product mix, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Because of the nature of their distribution methods, McAfee generally cannot predict when a user will license its products. Historically, renewals have accounted for a significant portion of McAfee's net revenue; however, there can be no assurance that McAfee will be able to sustain historic renewal rates in the future.

   McAfee historically recognized substantially all license revenue ratably over a two-year license period, during which time users generally received all product upgrades, updates and technical support at no additional charge. As a result, quarterly fluctuations in licensing activity have had a reduced quarter-to-quarter impact on McAfee's net revenue and net income. However, since July 1, 1995, McAfee generally recognizes 80% of its revenue from subscription licenses at the time of the initial licensing transaction which more directly impacts net revenue and net income in the quarters in which the licensing activity occurs. Furthermore, since McAfee's cost of net revenue is low, and operating expenses are relatively fixed, any revenue shortfall in a quarter will result in a substantially similar shortfall in net income. As a result of this change in revenue recognition in July 1995, McAfee believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The operating results of many software companies reflect seasonal trends, and McAfee's business, financial condition and results of operations may be affected by such trends in the future. Such trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.

   Volatility of Stock Price. The trading price of McAfee Common Stock has been and may continue to be, subject to wide fluctuations in response to quarterly variations in financial performance, shortfalls in revenue or earnings from levels forecast by securities analysts, changes in estimates by such analysts, market conditions in the computer software or hardware industries, product introductions by McAfee or its competitors, announcements of extraordinary events such as acquisitions or litigation or general economic conditions. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology and emerging growth companies, often unrelated to the operating performance of the specific companies. On several occasions during 1995 and 1996, the closing sales prices for McAfee Common Stock on successive days fluctuated in excess of 10%.

   Risks Associated with Failure to Manage Growth; Potential Future Acquisitions. McAfee has undergone a period of rapid growth and expansion due in part to acquisitions. McAfee has also experienced significant growth in its employee base, including growth through these acquisitions. McAfee's ability to compete effectively and execute its strategies will depend in part upon its ability to continue to improve its operational, management and financial systems and controls. The failure of McAfee's management team to effectively manage any further growth could have a material adverse effect on McAfee's business, financial condition and results of operations.

   McAfee may in the future undertake acquisitions that could present challenges to McAfee's management, such as integrating and incorporating new operations, product lines, technologies and personnel. If McAfee's management is unable to manage these challenges, McAfee's business, financial condition and results of operations could be materially and adversely affected. Any acquisition, depending on its size, could result in the use of a significant portion of McAfee's available cash, or if such acquisition is made utilizing McAfee's securities, could result in significant dilution to McAfee's stockholders. Furthermore, there can be no assurance that any acquired products will gain acceptance in McAfee's markets.

   Reliance on Indirect Channels of Distribution. McAfee markets a significant portion of its products to end-users through distributors. In particular, Ingram Micro Devices has accounted for 17%, 12% and 12% of net revenue in 1996, 1995, and 1994, respectively. These distributors also sell other products that are complementary to, or compete with, those of McAfee. While McAfee encourages its distributors to focus on their respective products through marketing and support programs, there can be no assurance that these distributors will not give greater priority to products of other suppliers, including competitors. Distributors have no long-term obligations to purchase products from McAfee. In addition, McAfee has begun to recognize revenue for products sold through distributors upon sales to distributors. Since McAfee's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. There can be no assurance that any future reserves for returns will be adequate.

   Proprietary Technology. McAfee's success is heavily dependent upon its proprietary software technology. McAfee relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect proprietary rights in its software. McAfee has not to date applied for or obtained any patents or registered any of its copyrights and has only registered selected trademarks. SABER is a trademark of a subsidiary of the SABRE Group, Inc. and is licensed to McAfee pursuant to a non-exclusive worldwide, royalty free license. McAfee is not otherwise affiliated with the SABRE Group, Inc. or SABRE Travel Information Network. In the event that the license of the trademark were to expire, or be terminated, McAfee could be required to cease using the trademark on its products, which could involve significant expense and the possibility of customer confusion. Any loss of McAfee's ability to use this trademark could have a material adverse effect on McAfee's business, financial condition and results of operations. See "Business -- Proprietary Technology."

   McAfee does not typically obtain signed license agreements from its corporate, government and institutional customers who license products directly from McAfee. McAfee includes an electronic version of a "shrink-wrap" license in all of its electronically distributed software and a printed license in the box for its products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since none of these licenses are signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions.

   In addition, the laws of some foreign countries either do not protect McAfee's proprietary rights or offer only limited protection for those rights. Furthermore, McAfee has obtained only one foreign registration of its "McAfee" trademark, and publication in two jurisdictions, due to the significant costs involved. As a result, McAfee may not be able to prevent a third party from using its trademarks in many foreign jurisdictions.

   There can be no assurance that the steps taken by McAfee to protect its proprietary software technology will be adequate to deter misappropriation of this technology. McAfee is aware that a substantial number of users of its anti-virus products have not paid any registration or license fees to McAfee. Changing legal interpretations of liability for unauthorized use of McAfee's software, or lessened sensitivity by corporate, government or institutional users to avoiding copyright infringement, would have a material adverse effect on McAfee's business, financial condition and results of operations.

   There has also been substantial industry litigation regarding intellectual property rights of technology companies. Although McAfee does not believe that it is infringing the intellectual property rights of others, it receives claims from time to time, and McAfee has in the past been subject to litigation related to its intellectual property. There can be no assurance that such claims will not be asserted against McAfee in the future or that the outcome of any such claims would not have a material adverse effect on McAfee's business, financial condition and results of operations. In addition, as McAfee may acquire a portion of the software included in its future products from third parties, its exposure to infringement actions may increase because McAfee must rely upon such third parties for information as to the origin and ownership of any software being acquired. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by McAfee. McAfee may also be subject to litigation to defend it against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on McAfee's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of McAfee's proprietary rights, subject McAfee to significant liabilities, require McAfee to seek licenses from third parties or prevent McAfee from manufacturing or selling its products, any one of which could have a material adverse effect on McAfee's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all. See "Business -- Proprietary Technology."

   Risks Related to International License Revenue. In 1996, 1995 and 1994 net revenue from international licenses (license revenue from outside the United States and Canada) represented approximately 19%, 29% and 23%, respectively, of McAfee's net revenue. McAfee expects that net revenue from international licenses will continue to account for a significant portion of net revenue. With the acquisition of European distributors in late 1995, a significant portion of McAfee's international revenue in 1997 is expected to be denominated in local currency. The Company has not engaged in any material attempt to offset or "hedge" U.S. foreign currency transaction exposure. To date, the Company's results of operations have not been significantly affected by currency fluctuation, however, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations. Risks inherent in McAfee's international revenue generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on McAfee's future international license revenue. Further, in countries with a high incidence of software piracy, McAfee may experience a higher rate of piracy of its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In addition, a significant portion of McAfee's international revenue is generated through independent agents. Since these agents are not employees of McAfee and are not required to offer McAfee's products exclusively, there can be no assurance that they will continue to market McAfee's products. Also, McAfee currently has limited control over its agents. For example, McAfee is dependent upon its international agents to provide it with information regarding licensees and there can be no assurance that McAfee will be able to obtain sufficient information to contact such licensees, if necessary, regarding renewal. In addition, McAfee may be unaware of the nature and scope of the representations made to customers by these agents. For example, independent agents could make representations to customers about McAfee's current and future products which are inaccurate or incomplete, which could result in the products not meeting customers' expectations or requirements

   Dependence upon Key Personnel. McAfee's success will depend to a significant extent upon a number of key technical and management employees. While McAfee's employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the employees are generally not otherwise subject to employment agreements and McAfee employees are generally not subject to noncompetition covenants. The loss of the services of any of McAfee's key employees could have a material adverse effect on its business, financial condition and results of operations. McAfee does not maintain life insurance policies on its key employees. McAfee's success will also depend in large part upon its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that McAfee will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires.

   Risk of Sabotage. Given McAfee's high profile in the anti-virus software market, McAfee has been a target of computer "hackers" who have created viruses to sabotage McAfee's products. While to date these viruses have been discovered quickly and their dissemination has been limited, there can be no assurance that similar viruses will not be created in the future, that they will not cause damage to users' computer systems and that demand for McAfee's software products will not suffer as a result. In addition, since McAfee does not control diskette duplication by distributors or its independent agents, there can be no assurance that diskettes containing McAfee's software will not be infected.

   Risk of False Detection of Viruses. McAfee's anti-virus software products have in the past and may at times in the future falsely detect viruses that do not actually exist. Such "false alarms," while typical in the industry, may impair the perceived reliability of McAfee's products and may therefore adversely impact market acceptance of McAfee's products. In addition, McAfee has in the past been subject to litigation claiming damages related to a false alarm, and there can be no assurance that similar claims will not be made in the future.

   Effect of Certain Provisions; Anti-Takeover Effects of Certificate of Incorporation, Bylaws and Delaware Law; Limitation of Liability of Directors. The McAfee Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of McAfee common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of McAfee. McAfee has no present plans to issue shares of Preferred Stock. Further, certain provisions of Delaware law and McAfee's Certificate of Incorporation and Bylaws, such as a classified board, could delay or make more difficult a merger, tender offer or proxy contest involving McAfee. While such provisions are intended to enable the McAfee Board of Directors to maximize stockholder value, they may have the effect of discouraging takeovers which could be in the best interest of certain stockholders. There is no assurance that such provisions will not have an adverse effect on the market value of McAfee common stock in the future. In addition, McAfee's charter provides that its directors shall not be personally liable to McAfee or its stockholders for monetary damages in the event of a breach of fiduciary duty to the extent permitted by Delaware law.

ITEM 2.  PROPERTIES

   The Company's headquarters currently occupy approximately 62,000 square feet in facilities located in Santa Clara, California under leases expiring in 2000. The Company is also the tenant for the remaining 13,000 square feet of its headquarters building, but has subleased that space through 1997. The Company's east coast offices occupy approximately 12,000 square feet in a facility located in Tinton Falls, New Jersey under a lease which expires in 1997. The Company's Dallas offices occupy approximately 32,000 square feet under a lease which expires in 2002. The Company's Virginia offices occupy approximately 10,000 square feet under a lease which expires in 2001. The Company also leases sales offices on a monthly basis. On April 1st, 1997, the Company expects to enter into a lease agreement for property in Santa Clara, California of 105,000 square feet with a total value of approximately $6.0 million over four years. The Company has also agreed to purchase personal property in connection with this lease for approximately $3.0 million. The Company believes that its existing facilities are adequate for the present and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not currently subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

      Since the Company's initial public offering on October 6, 1992, the Company's Common Stock has traded on the NASDAQ National Market under the symbol MCAF. The following table sets forth, for the period indicated, the high and low closing sales prices for the Common Stock for the last eight quarters, all as reported by NASDAQ.

                                              High                  Low
                                              ----                  ---
YEAR ENDED DECEMBER 31, 1995
     First Quarter                           $ 8.85                $ 4.48
     Second Quarter                            9.96                  8.08
     Third Quarter                            16.37                  8.41
     Fourth Quarter                           22.89                 12.67

YEAR ENDED DECEMBER 31, 1996
     First Quarter                           $28.50                $14.33
     Second Quarter                           35.00                 23.78
     Third Quarter                            46.92                 30.83
     Fourth Quarter                           52.50                 41.75

The above prices per share are adjusted to reflect 3:2 stock splits (effected as stock dividends) distributed to stockholders in October 1995, April 1996 and October 1996.

As of December 31, 1996, there were approximately 250 stockholders of record of the Company's Common Stock. On August 30, 1996 the Company acquired a controlling interest in FSA Corporation through a transaction in which FSA Corporation issued, to its sole shareholder, shares which are exchangeable at any time into 375,000 shares of McAfee common stock. The transaction was exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4 (2).

DIVIDEND POLICY

      The Company has not paid any cash dividends since its reorganization into a corporate form in October 1992. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

SELECTED FINANCIAL DATA

   The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1996, have been derived from the financial statements of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the audited financial statements, related notes and other financial information appearing elsewhere. In 1996, the Company acquired a controlling interest in FSA Corporation, in a transaction accounted for as a pooling of interests. FSA Corporation's 1996 results have been included in the Company's consolidated results, however, 1995 results have not been restated as the effect was not material. In 1995, the Company acquired Saber Software Corporation ("Saber") in a transaction accounted for as a pooling of interests. All amounts have been restated to reflect the combined operations of Saber for all periods presented.


                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        1996       1995       1994      1993       1992
                                        ----       ----       ----      ----       ----
STATEMENTS OF INCOME DATA:
Net revenue....................       $181,126    $90,065    $52,937    $31,039    $20,836
Income from operations.........         67,269     24,258      3,285     13,350     11,463
Income before income taxes.....         70,730     25,971      4,158     14,144      7,193
Net income ....................         39,017     14,916      2,605      8,506     11,790
Net income per share (1).......          $0.73      $0.30      $0.06      $0.19          -
Shares used in per share
  calculation (1)..............         53,207     49,365     46,175     43,920          -

UNAUDITED PRO FORMA STATEMENTS OF INCOME
  DATA(2):
Net revenue....................                                                    $20,836
Income from operations.........                                                     11,463
Income before income taxes.....                                                     11,737
Net income.....................                                                      7,062
Net income per share...........                                                      $0.17
Shares used in per
  share calculation............                                                     40,928

                                                            DECEMBER 31,
                                                            ------------
                                        1996        1995     1994       1993          1992
                                        ----        ----     ----       ----          ----
BALANCE SHEET DATA:
Working capital.......                 $122,653    $54,832    $31,594  $22,994     $13,123
Total assets..........                  194,485    104,020     73,757   44,095      31,791
Deferred revenue......                   23,845     29,420     31,549   19,494      16,112
Total equity .........                  149,527     63,542     36,911   17,989       9,142

----------
   (1) See pro forma amounts for 1992.

   (2) The pro forma statement of income data for 1992 reflects an estimate of the Company's financial results that would have been reported had the Company been a corporation since inception and had the Company's outstanding debentures been exchanged for the Company's common stock upon issuance. The pro forma adjustments to the Company's historical statements of income include the reversal of the interest expense associated with the debentures and a provision for income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

   The Company licenses network security and management products, including help desk and storage management software. Historically, net revenue from subscription licenses for anti-virus software was generally recognized ratably over the two year license period because there was no basis for unbundling the separate maintenance portion of the license, while net revenue from subscription licenses for network management software was generally recognized 80% at the time of the licensing transaction with the remaining 20% , representing the maintenance portion of the license fee, recognized ratably over the two year license period. Effective July 1, 1995, the Company established a basis for unbundling the maintenance portion of the anti-virus subscription license and began to generally recognize 80% of license fees for electronically distributed anti-virus software at the time of the licensing transaction. The deferred revenue from anti-virus subscription licenses entered into prior to July 1, 1995 continues to be recognized over the original 24-month subscription period. This results in incremental license revenue being recognized over the eight quarters beginning July 1, 1995 with a corresponding decrease in the amount of deferred revenue on the Company's balance sheet. Revenue from perpetual licenses, for which maintenance is sold separately, is recognized in full upon the initial sale.

   As a result of the change in revenue recognition for anti-virus subscription licenses, period-to-period results are not directly comparable and should not be relied upon as indicative of future performance. In addition, since a decreasing percentage of the Company's net revenue is attributable to the recognition of previously deferred revenue, the Company's net revenue in future periods may be subject to greater fluctuations on a quarter-to-quarter basis.

   In addition to direct subscription and perpetual licenses, the Company sells its network security and management products with shrink-wrap licenses through traditional distribution channels. Historically, net revenue generated from sales of these shrink-wrapped products through traditional channels was recognized 100% at the time of sell-through of the products. However, based upon the history that the Company has now developed with indirect distribution, effective July 1, 1995, the Company began to recognize revenue from sales to distributors upon shipment, subject to a reserve for returns. The impact of this change on the consolidated financial statements was not material.

RESULTS OF OPERATIONS

  FISCAL YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

   The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in the Company's Statements of Income.

                                                                             YEARS ENDED DECEMBER 31,
                                                                              1996     1995     1994
                                                                              ----     ----     ----
Net revenue............................................................        100%     100%    100%
Operating costs and expenses:
  Cost of net revenue..................................................          6        5       9
  Research and development.............................................         12       10      13
  Marketing and sales..................................................         29       33      34
  General and administrative...........................................          8        9      11
  Amortization of intangibles..........................................          2        2       1
  Acquisition and other unusual costs..................................          6       14      26
                                                                                --       --      --
          Total operating costs and expenses...........................         63       73      94
                                                                                --       --      --
            Income from operations.....................................         37       27       6
Other income, net......................................................          2        2       2
                                                                                --       --      --
            Income before provision for income taxes...................         39       29       8
Provision for income taxes.............................................         18       12       3
            Net income.................................................         21%      17%      5%
                                                                                ===      ===      ==

   Net Revenue. Net revenue increased 101% to $181.1 million in 1996 from $90.1 million in 1995, and 70% from $52.9 million in 1994. The increases in net revenue were primarily due to increases in the licensing of anti-virus software products to new customers and renewing expiring anti-virus licenses. The increase is also attributable to a lessor extent to the licensing of network management, security and help desk software to new and existing customers. Finally, the change in revenue recognition described below contributed to the increases in both 1996 and 1995. See Note 2 of Notes to the Company's financial statements for a discussion of the effects of the change in revenue recognition.

   International licenses accounted for approximately 19%, 29% and 23% of net revenue for 1996, 1995 and 1994, respectively. The decrease in international net revenue as a percentage of net revenue from 1995 to 1996 was due primarily to domestic revenue growing at a faster rate. International net revenue grew in absolute dollars in 1996. The increase in international net revenue as a percentage of net revenue from 1994 to 1995 was due primarily to the Company establishing operations in Europe and the acquisition by the Company of its former European distributors. The Company considers the local currency to be the functional currency for its international subsidiaries. As a result, a significant portion of the Company's revenue from international license fees is denominated in local currencies. The Company has engaged in minimal efforts to attempt to offset or "hedge" its foreign currency transaction exposure. However, with the increasing volatility in world currency markets it is likely that the Company's hedging activities will increase. To date, the Company's results of operations have not been significantly affected by currency fluctuations, however, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations. Risks inherent in the Company's international sales also generally include the impact of fluctuating exchange rates on demand for its products, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

   Cost of Net Revenue. The Company has historically distributed the majority of its products electronically, and as a result, its cost of net revenue is low relative to traditional software vendors. The Company's cost of net revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and royalties, amortization of software development costs and customer support pertaining to Saber. In 1996, cost of net revenue increased 130% to $11.1 million from $4.8 million in 1995. This increase is largely due to a corresponding increase in net revenue. In 1995, the cost of net revenue increased 2% to $4.8 million from $4.7 million in 1994. As a percentage of net revenue, cost of net revenue increased in 1996 to 6% compared to 5% in 1995. The increase is largely attributable to an increase in revenue from packaged product sold through the retail channel. In 1995, the cost of net revenue decreased to 5% from 9% in 1994. This decrease resulted from decreased royalty obligations and decreases in the amortization of software development costs. To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue will increase and, accordingly, gross margins will decrease. In addition, to the extent that the Company increases its reliance on retail distribution, it may encounter problems related to product returns and limited shelf space availability.

   Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's software development and technical support staff. Research and development expenses increased 137% to $22.2 million in 1996 from $9.4 million in 1995. From 1994 to 1995, research and development expenses increased 36% from $6.9 million. These increases were primarily a result of the expansion of the Company's product development and technical support staff and, to a lesser extent, the increased use of independent contractors. In addition, in 1996, the Company increased development spending associated with help desk products in connection with the Vycor acquisition and increased its investment in security and encryption products associated with the FSA acquisition. As a percentage of net revenue, research and development expenses increased to 12% in 1996 from 10% in 1995. Research and development spending decreased as a percentage of net revenue in 1995 to 10% from 13% in 1994. This decrease primarily reflected the increase in net revenue that occurred in 1995. The Company anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.

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

   Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 72% to $51.3 million in 1996 from $29.8 million in 1995. From 1994 to 1995, marketing and sales expenses increased 67% from $17.8 million in 1994. These increases were primarily the result of an increase in marketing and sales personnel and, to a lesser extent, increased advertising and promotional expenses. As a percentage of net revenue, marketing and sales expense decreased to 29% in 1996 from 33% in 1995 and 34% in 1994. This decrease primarily reflects growth in the Company's net revenue. The Company is seeking to expand its product line in the future, and such expansion could contribute to a further increase in marketing and sales expenses.

   General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs increased 93% to $14.9 million in 1996 from $7.8 million in 1995. From 1994 to 1995, general and administrative expenses increased 35% from $5.7 million. The increase in 1996 is largely a result of a concerted effort to strengthen the infrastructure of the Company both domestically and internationally to accommodate the growth in revenue. Additionally, the Company reserved $1.5 million in connection with a dispute with respect to the timing of prior tax payments and also incurred additional expense related to the acquisition of FSA Corporation. As a percentage of net revenue, general and administrative expenses decreased to 8% in 1996 from 9% in 1995 and 11% in 1994. These decreases primarily reflect growth in the Company's net revenue. The Company intends to continue to make investments in its finance and administrative infrastructure, and, as a result, expects general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of net revenue.

   Acquisition and Other Unusual Costs

   On August 30, 1996, the Company acquired a controlling interest in FSA Corporation of Calgary, Canada, a developer of security software for 534,000 shares and options to purchase shares of McAfee common stock. The combination was accounted for as a pooling of interests. FSA's 1996 results have been included in the Company's consolidated results, however 1995 results have not been restated as the effect was not material.

   During the second quarter of 1996, the Company acquired in-process technology from Interactive Distributed Systems Software GmbH of Linz, Austria. The purchase price and related transaction costs of approximately $2.1 million were charged to operations during this period.

    In the first quarter of 1996, the Company acquired Vycor Corporation for $9.0 million in cash. Of the total purchase price, $7.8 million of in-process technology was charged to operations and approximately $0.4 million of transaction and restructuring costs were expensed in the quarter ended March 31, 1996.

   The Company acquired Saber Software Corporation, Inc. in the third quarter of 1995. The acquisition was accounted for as a pooling of interests. In connection with this acquisition, the Company expensed approximately $2.5 million in transaction costs and approximately $4.3 million in other costs primarily relating to severance costs, allowances for sales returns and inventory valuation, the write-off of certain capitalized software development costs, the cancellation of certain contractual obligations, and the elimination of certain duplicative facilities. The Company also incurred other unusual costs during the three months ended September 30, 1995 consisting of an accrual for approximately $1.7 million in settlement and other legal costs associated with a lawsuit filed against Saber which was settled in October 1995.

   During the third quarter of 1995, the Company acquired Assurdata, its former French distributor and received a fully paid up worldwide perpetual license to certain in-process technology from an affiliate of Assurdata for approximately $0.8 million in cash, an earnout providing for additional payments of up to approximately $0.8 million and a warrant to purchase 33,750 shares of the Company's common stock at the fair market value on the date of issuance. Approximately $0.6 million of the purchase price was allocated to in-process technology which was expensed during the third quarter.

   During the third quarter of 1995, the Company also acquired IPE , its former UK distributor for $2.5 million in cash. At the effective date, IPE's only assets consisted of a distribution agreement and a distribution agreement with the Company. Approximately $2.0 million was charged to operations to write off the value of the agreement and related legal costs in the third and fourth quarter of 1995.

   In the fourth quarter of 1995, the Company repurchased distribution rights and customer lists from its three major German distributors for approximately $1.9 million including legal fees. The entire amount was expensed in the quarter.

   In the first quarter of 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Brightwork for $10.3 million in cash and related acquisition costs of $0.5 million. The acquisition was accounted for as a purchase. Of the $7.8 million of the purchase price allocated to technology, $7.1 million was attributed to in-process technology and expensed in 1994. Certain other acquisition costs related to the Brightwork acquisition aggregating $0.1 million were also expensed in the three months ended March 31, 1994. In the second quarter of 1994, the Company acquired certain net assets of ADS for $5.0 million in cash and related acquisition costs of $0.7 million. In addition, the

Company paid an additional $0.3 million in 1995 in connection with the acquisition. Of the $6.8 million allocated to acquired technology, $5.5 million was allocated to in-process technology and expensed together with other costs of approximately $0.2 million in the three months ended June 30, 1994. In addition, $3.9 million of related intangible assets as a result of the Brightwork and ADS acquisitions are being amortized over three to five years.

   In the third quarter of 1994, Saber acquired certain products from Technology Works, Inc. for approximately $0.8 million. This amount was allocated to in-process technology and expensed. As a result of the acquisition, the Company also expensed previously capitalized software and transaction costs which totaled $0.1 million.

   Interest and Miscellaneous Income. Interest and miscellaneous income increased to $3.5 million in 1996 from $1.7 million in 1995 and $0.9 million in 1994. Interest and miscellaneous income increased from 1995 to 1996 and from 1994 to 1995 due to the investment of cash generated from operating activities.

   Provision for Income Taxes. The Company's effective tax rate for 1996, 1995 and 1994 was 44.9%, 42.6% and 37.4% respectively. The provision for income taxes for each year presented includes the effect of a net deferred tax asset arising from the different treatment of revenue recognition for tax and financial reporting purposes and for differing treatment of purchased intangible assets and in-process technology. The increase in the effective rate from 1994 to 1995 relates principally to permanent differences arising from the non-deductibility of certain acquisition costs.

  LIQUIDITY AND CAPITAL RESOURCES

   Since inception the Company has financed its operations primarily from internally generated funds. As of December 31, 1996, the Company had $140.8 million in cash and cash equivalents and investments and no borrowings.

   Net cash provided by operating activities was $46.4 million, $10.6 million and $15.0 million in 1996, 1995 and 1994, respectively. Net cash provided by operating activities in 1996 consisted primarily of net income plus accounts payable and accrued liabilities which were offset primarily by an increase in accounts receivable and deferred revenue. In 1995, net cash provided by operating activities consisted primarily of net income plus accounts payable and accrued liabilities which was offset primarily by increases in accounts receivable and refundable income taxes. In 1994, net cash provided by operating activities consisted primarily of net income, the non-cash write-off of in-process technology and deferred revenue offset primarily by increases in accounts receivable.

   Net cash used in investing activities was $47.0 million, $12.4 million and $18.8 million in 1996, 1995 and 1994, respectively, primarily reflecting investments in marketable securities, also for 1996, additions to fixed assets and for 1994, acquired assets.

    Net cash provided by financing activities was $46.4 million, $11.7 million and $12.9 million in 1996, 1995, and 1994 respectively, consisting primarily of the proceeds and tax benefits associated with the exercise of non-qualified stock options, and for 1994, the proceeds of the initial public stock offering of Saber.

   The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.

QUARTERLY OPERATING RESULTS (UNAUDITED)

                                DEC. 31,    SEPT. 30,     JUNE 30,    MARCH 31,    DEC. 31,     SEPT. 30,     JUNE 30,    MARCH 31,
                                 1996         1996         1996         1996         1995         1995          1995         1995
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME
 AND OTHER DATA:

Net revenue ................   $  59,224    $  47,290    $  40,767    $  33,845    $  29,362    $  25,613    $  18,569    $  16,521
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Operating costs and
  expenses:
  Cost of net revenue ......       3,837        2,703        2,450        2,067        1,262          877        1,421        1,241
  Research and development .       7,979        5,650        4,752        3,810        2,394        2,572        2,368        2,020
  Marketing and sales ......      16,662       13,485       11,596        9,583        9,135        7,580        6,934        6,113
  General and
    administrative .........       5,073        4,202        2,961        2,713        2,223        2,256        1,735        1,537
  Amortization of
     intangibles ...........         874          646        1,099          550          414          414          264          264
  Acquisition and
    other unusual costs ....          --           --        2,868        8,297        1,999       10,784           --           --
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Total operating
        costs and expenses .      34,425       26,686       25,726       27,020       17,427       24,483       12,722       11,175
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Income from
         operations ........      24,799       20,604       15,041        6,825       11,935        1,130        5,847        5,346
Interest income ............       1,297          922          645          597          454          518          422          319
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Income before
          income taxes .....      26,096       21,526       15,686        7,422       12,389        1,648        6,269        5,665
Provision for income taxes .      10,460        8,628        6,286        6,339        5,079        1,218        2,506        2,252
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Net income .........   $  15,636    $  12,898    $   9,400    $   1,083    $   7,310    $     430    $   3,763    $   3,413
                               =========    =========    =========    =========    =========    =========    =========    =========
Net income per share .......   $    0.29    $    0.24    $    0.18    $    0.02    $    0.14    $    0.01    $    0.08    $    0.07
                               =========    =========    =========    =========    =========    =========    =========    =========


PERCENTAGE OF NET
  REVENUE:

Net revenue ................         100%         100%         100%         100%         100%         100%         100%        100%
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Operating costs and
  expenses:
  Cost of net revenue ......           6            6            6            6            4            3            8            8
  Research and development .          13           12           12           11            8           10           13           12
  Marketing and sales ......          28           28           28           28           31           30           37           37
  General and
    administrative .........           9            9            7            8            8            9            9            9
  Amortization of
     intangibles ...........           2            1            3            2            1            2            1            2
  Acquisition and other
    unusual costs ..........          --           --            7           25            7           42           --            -
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Total operating
         costs and
         expenses .........           58           56           63           80           59           96           68           68
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
          Income from
            operations .....          42           44           37           20           41            4           32           32
Interest income ............           2            2            2            2            2            2            2            2
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Income before
    income taxes ...........          44           46           38           22           43            6           34           34

Provision for income taxes .          18           18           15           19           17            5           13           14
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Net income .........          26%          28%          23%           3%          26%           1%          21%         20%
                               =========    =========    =========    =========    =========    =========    =========    =========

   Variability of Quarterly Operating Results. In view of the Company's acquisitions in various quarters of 1996 and 1995 and the changes in revenue recognition in 1995, the growth in revenues and operating income experienced by the Company in 1996 and 1995 are not necessarily indicative of future results. In addition, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

   The Company's licensing activity and results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products or upgrades by the Company or its competitors, changes in product mix, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Because of the nature of the Company's distribution methods, it generally cannot predict when a user will license its products. Historically, renewals have accounted for a significant portion of the Company's net revenue, however, there can be no assurance that renewal rates will not decline in the future.

   Significant quarterly fluctuations in licensing activity will cause significant fluctuations in the Company's cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on the Company's balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and the Company's business, financial condition or results of operations may be affected by such trends in the future. Such trends may include higher revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower revenue in the summer months when many businesses experience lower sales, particularly in the European market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's annual meeting of Stockholders to be held May 28, 1997.

ITEM 11. EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's annual meeting of Stockholders to be held May 28, 1997.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's annual meeting of Stockholders to be held May 28, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's annual meeting of Stockholders to be held May 28, 1997.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
Report of Independent Accountants                                          29
Consolidated Balance Sheets:
  December 31, 1996 and 1995                                               30
Consolidated Statements of Income:
  Years ended December 31, 1996, 1995 and 1994                             31
Consolidated Statements of
   Stockholders' Equity                                                    32
Consolidated Statements of Cash Flows:
  Years ended December 31, 1996, 1995, and 1994                            33
Notes to Financial Statements                                              34

(a)(2) Financial Statement Schedules

Report of Independent Accountants
Schedule II - Schedule of Valuation and Qualifying Accounts

   Other Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits: See Index to Exhibits on Page 45. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b)Reports on Form 8-K: On September 24, 1996, McAfee filed a Form 8-K reporting the closing of the Company's acquisition of FSA Corporation.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
McAfee Associates, Inc.
Santa Clara, California

   We have audited the accompanying consolidated balance sheets of McAfee Associates, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McAfee Associates, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

San Jose, California
January 20, 1997, except for
the matters discussed in Note 11 for which the date is March 1, 1997

                    MCAFEE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        DECEMBER 31,  DECEMBER 31,
                                                                        -------------------------
                                                                            1996          1995
                                                                        -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents .........................................   $    76,363   $    30,299
  Short term investments ............................................        50,368        25,058
  Accounts receivable, net of allowance for doubtful accounts
        and returns of $3,027 in 1996 $2,279 in 1995 ................        25,930        20,892
  Prepaids and other current assets .................................         5,097         3,373
  Prepaid income taxes ..............................................         1,869         6,064
  Deferred taxes ....................................................         4,321         4,999
                                                                        -----------   -----------
          Total current assets ......................................       163,948        90,685
Long term investments ...............................................        14,021            --
Fixed assets, net ...................................................         7,486         3,399
Deferred taxes ......................................................         7,719         6,513
Intangible assets, net ..............................................         1,001         3,129
Other assets ........................................................           310           294
                                                                        -----------   -----------
          Total assets ..............................................   $   194,485   $   104,020
                                                                        ===========   ===========

LIABILITIES
Current liabilities:
  Accounts payable ..................................................   $     5,379   $     2,214
  Accrued liabilities ...............................................        15,734         8,844
  Deferred revenue ..................................................        20,182        24,795
                                                                        -----------   -----------
          Total current liabilities .................................        41,295        35,853
Deferred revenue, less current portion ..............................         3,663         4,625
                                                                        -----------   -----------
          Total liabilities .........................................        44,958        40,478
                                                                        -----------   -----------

Commitments (Note 6)

STOCKHOLDERS' EQUITY Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: none
Common stock, $.01 par value:
  Authorized: 100,000,000 shares;
  Issued and outstanding: 48,662,489 shares in 1996 and
  46,129,887 shares in 1995 .........................................           488           461
Additional paid-in capital ..........................................        77,259        30,889
Retained earnings ...................................................        71,780        32,192
                                                                        -----------   -----------
          Total stockholders' equity ................................       149,527        63,542
                                                                        -----------   -----------
          Total liabilities and stockholders' equity ................   $   194,485   $   104,020
                                                                        ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MCAFEE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                   1996           1995           1994
                                                               ------------   ------------   ------------
Net revenue ................................................   $    181,126   $     90,065   $     52,937
Operating costs and expenses:
  Cost of net revenue ......................................         11,057          4,801          4,684
  Research and development .................................         22,191          9,354          6,857
  Marketing and sales ......................................         51,326         29,762         17,798
  General and administrative ...............................         14,949          7,751          5,733
  Amortization of intangibles ..............................          3,169          1,356            792
  Acquisition and other unusual costs ......................         11,165         12,783         13,788
                                                               ------------   ------------   ------------
       Total operating costs and expenses ..................        113,857         65,807         49,652
                                                               ------------   ------------   ------------
          Income from operations ...........................         67,269         24,258          3,285
Interest and miscellaneous income, net .....................          3,461          1,713            873
                                                               ------------   ------------   ------------
          Income before provision for income taxes .........         70,730         25,971          4,158
Provision for income taxes .................................         31,713         11,055          1,553
                                                               ------------   ------------   ------------
          Net income .......................................   $     39,017   $     14,916   $      2,605
                                                               ============   ============   ============
Net income per share .......................................   $       0.73   $       0.30   $       0.06
                                                               ============   ============   ============
Shares used in per share calculation .......................         53,207         49,365         46,175
                                                               ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MCAFEE ASSOCIATES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           STOCKHOLDERS' EQUITY
                                                                           ---------------------
                                                        COMMON STOCK            ADDITIONAL
                                                ----------------------------      PAID-IN        RETAINED
                                                   SHARES          AMOUNT         CAPITAL        EARNINGS         TOTAL
                                                ------------    ------------   ------------    ------------    ------------
Balances, December 31, 1993 .................         41,148    $        411   $      5,728    $     14,797    $     20,936
  Issuance of common stock ..................          1,271              13         10,040              --          10,053
  Issuance of common stock upon .............             --              --             --              --              --
    exercise of stock options ...............          1,625              16          1,172              --           1,188
  Tax benefit from exercise of
    nonqualified stock options ..............             --              --          2,129              --           2,129
  Accretion of Saber preferred
    stock prior to conversion ...............             --              --            134            (134)             --
  Net income ................................             --              --             --           2,605           2,605
                                                ------------    ------------   ------------    ------------    ------------
Balances, December 31, 1994 .................         44,044             440         19,203          17,268          36,911
  Issuance of common stock upon
    exercise of stock options ...............          1,987              20          3,514              --           3,534
  Issuance of common stock from
    Employee Stock Purchase Plan ............             99               1            231              --             232
 Tax benefit from exercise of
    nonqualified stock options ..............             --              --          8,386              --           8,386
  Secondary offering costs ..................             --              --           (445)             --            (445)
  Foreign currency translation ..............             --              --             --               8               8
  Net income ................................             --              --             --          14,916          14,916
                                                ------------    ------------   ------------    ------------    ------------
Balances, December 31, 1995 .................         46,130             461         30,889          32,192          63,542
  Net assets of FSA acquired in
    issuance of common stock upon
    pooling transaction .....................             --              --             --             387             387
                                                ------------    ------------   ------------    ------------    ------------
Restated balances, December 31, 1995 ........
                                                      46,130             461         30,889          32,579          63,929
  Issuance of common stock upon
    exercise of stock options ...............          2,632              27         13,548              --          13,575
  Issuance of common stock from
    Employee Stock Purchase Plan ............             75              --            715              --             715
  Fractional shares returned upon
     stock split ............................           (175)             --             --              --              --
 Tax benefit from exercise of
    nonqualified stock options ..............             --              --         32,107              --          32,107
  Unrealized gain on investments ............             --              --             --             184             184
  Net income ................................             --              --             --          39,017          39,017
                                                ------------    ------------   ------------    ------------    ------------
Balances, December 31, 1996 .................         48,662    $        488   $     77,259    $     71,780    $    149,527
                                                ============    ============   ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MCAFEE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      YEARS ENDED DECEMBER 31
                                                                            --------------------------------------------
                                                                                1996            1995             1994
                                                                            ------------    ------------    ------------
Cash flows from operating activities:
  Net income ............................................................   $     39,017    $     14,916    $      2,605
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ......................................          5,960           2,998           2,305
     Provision for doubtful accounts receivable and sales returns .......            748             809             902
     Deferred taxes .....................................................           (528)           (939)         (7,064)
     Compensation related to stock options ..............................             --              --             237
     Write-off of acquired in-process technology ........................             --              --          12,569
     Charge for purchased R&D ...........................................             --              --             962
      Unrealized gain on investments ....................................            184              --              --
     Changes in assets and liabilities:
       Accounts receivable ..............................................         (5,786)         (5,143)         (7,543)
       Refundable income taxes ..........................................          4,195          (5,228)           (836)
       Prepaids and other assets ........................................         (1,740)           (789)         (1,364)
       Accounts payable and accrued liabilities .........................         10,055           6,067           2,391
       Income taxes payable .............................................             --              --            (522)
       Deferred revenue .................................................         (5,575)         (2,129)         10,317
                                                                            ------------    ------------    ------------
          Net cash provided by operating activities .....................         46,530          10,562          14,959
                                                                            ------------    ------------    ------------
Cash flows from investing activities:
  Purchases of marketable securities ....................................       (164,147)        (30,800)        (85,961)
  Sales of marketable securities ........................................        124,816          20,784          87,919
  Additions to fixed assets .............................................         (7,243)         (1,608)         (2,046)
  Acquired assets, net of cash acquired .................................             --              --         (16,892)
  Purchases and capitalization  of software development costs ...........             --              --          (1,853)
  Purchased intangibles .................................................           (676)           (803)             --
  Net assets of FSA acquired under pooling transaction ..................            387              --              --
  Proceeds from sale of equipment .......................................             --              --              16
                                                                            ------------    ------------    ------------
          Net cash used in investing activities .........................        (46,863)        (12,427)        (18,817)
                                                                            ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock,
    net of offering costs ...............................................             --             232          10,053
  Proceeds from exercise of stock options ...............................         14,290           3,534             991
  Tax benefit from exercise of nonqualified stock options ...............         32,107           8,386           2,129
  Cost of secondary security offering ...................................             --            (445)             --
  Payments of long-term debt ............................................             --              --            (238)
                                                                            ------------    ------------    ------------
          Net cash provided by financing activities .....................         46,397          11,707          12,935
                                                                            ------------    ------------    ------------
  Effect of exchange rate fluctuations on cash and cash
    equivalents .........................................................             --               8              --
                                                                            ------------    ------------    ------------
Net increase in cash and cash equivalents ...............................         46,064           9,850           9,077
Cash and cash equivalents at beginning of year...........................         30,299          20,449          11,372
                                                                            ------------    ------------    ------------
Cash and cash equivalents at end of year ................................   $     76,363    $     30,299    $     20,449
                                                                            ============    ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes ............................   $        754    $      9,033    $      7,891
                                                                            ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    MCAFEE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

   McAfee Associates, Inc. (the "Company") develops, markets, distributes and supports network security and management software products. Development facilities are located in California and New Jersey, sales facilities are located in California, Texas, New Jersey and Virginia and products are distributed to corporate, governmental, and institutional users as well as resellers and distributors throughout the world. Products and updates are delivered primarily through electronic distribution under two-year subscription licenses and as boxed product sold through the retail channel. International sales and support are provided by subsidiaries in principal European markets and independent agents and distributors elsewhere internationally.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation:

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

Certain Risks and Concentrations:

   The Company's product revenues are concentrated in the personal computer software industry which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. In addition, a significant portion of the Company's revenue and net income is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy or nonperformance by independent agents could adversely affect operating results.

   The Company maintains the majority of cash balances and all of its short-term investments with four financial institutions. The Company invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company has significant amounts receivable from customers across a broad demographic base. Management of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts.

Foreign Currency Translation:

   The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues and expenses are translated at average exchange rates prevailing during the year.

Foreign currency transaction gains and losses which to date have not been material have been included in the determination of net income.

Revenue Recognition:

   Revenue from product licenses is generally recognized when a customer purchase order has been received, a license agreement has been delivered, the software has been shipped (or electronically delivered), remaining obligations are insignificant, and collection of the resulting account receivable is probable. Maintenance revenue for providing product updates and customer support is deferred and recognized ratably over the service period. For subscription sales that have the maintenance fee included with the licensing fee, maintenance revenue is derived based upon the amount charged for such services when they are sold separately.

   Revenue generated from products sold through traditional channels where the right of return exists is reduced by reserves for estimated sales returns. Such reserves are based on estimates developed by management. As unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence due to new operating environments, product updates or competing products, it is reasonably possible that these estimates will change in the near term.

   Historically, revenue from subscription licenses for anti-virus software was generally recognized ratably over a two year period as the Company did not separately value the product license and the maintenance agreement. Effective July 1, 1995, the Company established separate prices for each of these components and currently recognizes, upon the initial sale, 80% of the total fee as product license revenue and defers 20% of the fee as maintenance. The maintenance fee is recognized over the service period, generally two years. The effect of this change was to increase 1995 net income by $7,708,000. Earnings per share were increased by $0.16.

   Cost of net revenue consists of the cost of materials associated with delivery of boxed product which is not distributed electronically and royalty costs associated with licensed technology. Cost of customer support is included in sales and marketing.

  Research and Development:

   Research and development expenditures are charged to operations as incurred. Under the Company's development process, technological feasibility is established on completing a working model. Subsequent costs for McAfee have not been significant and all software development costs have been expensed.

 Cash and Cash Equivalents:

   Cash equivalents are comprised of highly liquid debt instruments with original maturities of 90 days or less.

Marketable Securities:

   All marketable securities are classified as available-for-sale and are carried at fair value in accordance SFAS 115. Short term marketable securities are those with maturities greater than 90 days but less than one year. Long term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities classified as available-for-sale, when material, are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

Fixed Assets:

   Fixed assets are stated at cost. Depreciation and amortization of fixed assets is provided using the straight-line method over the estimated useful lives of the assets (3 to 5 years).

Intangible Assets:

   Intangible assets include the estimated fair market values of purchased technology when the related products or products under development are considered technologically feasible, goodwill arising from acquisitions, and Saber costs of internally developed software for which capitalization was appropriate. Intangibles are amortized over their estimated useful lives (typically three years to five years).

Fair Value of Financial Instruments:

    Carrying amounts of the Company's financial instruments including cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Net Income Per Share:

   Net income per share is computed using the weighted average common and common equivalent shares outstanding during the period.

Stock Dividend:

    During both April and October, 1996, the Company declared and paid stock dividends of one share of common stock for every two shares of common stock outstanding. All per share data contained herein has been restated to reflect the increased number of shares outstanding.

3.     BUSINESS COMBINATIONS AND ACQUISITIONS:

FSA Corporation

      During 1996, the Company acquired a controlling interest in FSA Corporation of Calgary, Canada for an aggregate of approximately 534,000 shares and options to purchase shares of McAfee common stock. The acquisition was accounted for as a pooling of interests, however, the 1995 balance sheet was not restated as the effect was not material.

Vycor Corporation

     On March 21, 1996, the Company acquired Vycor Corporation, a developer of help desk software for $9.0 million in cash. The acquisition was accounted for as a purchase. Of the total purchase price, $7.8 million of in-process technology was charged to operations and approximately $0.4 million of transaction and restructuring costs were expensed in the quarter ended March 31, 1996.

Saber Software Corporation

    In August 1995, the Company acquired Saber Software Corporation ("Saber") for approximately 2.1 million shares of common stock. Saber, formerly a publicly held company based in Dallas, Texas, designs, develops, and licenses computer software for local area networks and had total assets of $17.4 million at December 31, 1994.

   Net revenue and net income of the separate companies for the period prior to the merger (six months ended June 30, 1995) and reconciliation for the results of the operations previously reported by the separate companies for the year ended December 31, 1994 is as follows:

                                                     SIX MONTHS        YEAR
                                                       ENDED           ENDED
                                                      JUNE 30       DECEMBER 31,
                                                        1995            1994
                                                   -------------   -------------
Net Revenue:
   McAfee ......................................   $      24,440   $      32,900
   Saber .......................................          10,650          20,037
                                                   -------------   -------------
      Combined .................................   $      35,090   $      52,937
                                                   =============   =============
Net Income:
   McAfee ......................................   $       6,817   $       1,387
   Saber .......................................             359           1,218
                                                   -------------   -------------
      Combined .................................   $       7,176   $       2,605
                                                   =============   =============

   In connection with the acquisition of Saber, the Company incurred acquisition related charges of approximately $6.8 million. In addition, the Company accrued approximately $1.7 million for the settlement and legal costs associated with a lawsuit involving Saber.

Acquisition of distributors:

     During the third quarter of 1995, the Company acquired its former distributors in the UK and France and received a fully paid up perpetual license to certain in-process technology from an affiliate of the French distributor for approximately $3.3 million in cash and earnout arrangements providing for additional payments of up to approximately $0.8 million. These transactions were accounted for as purchases. Approximately $2.6 million including legal costs was charged to operations in 1995 in connection with these transactions. During the fourth quarter of 1995, the Company repurchased distribution rights and customer lists from its three major German distributors for approximately $1.9 million including legal fees. The entire amount was expensed during the fourth quarter.

Acquisition of Brightwork Development, Inc.:

   Effective March 30, 1994, the Company acquired substantially all of the assets and liabilities of Brightwork Development, Inc. (Brightwork), an unrelated corporation, for $10.3 million in cash and related acquisition costs of approximately $0.5 million. This transaction was accounted for as a purchase. Approximately $7.1 million , representing in-process technology, was charged to operations in 1994.

Purchase of Software Products:

      The Company acquired certain in-process remote desktop technology from Interactive Distributed Systems Software GmbH of Linz, Austria during the three month period ended June 30, 1996. The purchase price and related transaction costs of approximately $2.1 million were charged to operations during the period.

   Effective May 6, 1994, the Company acquired technology relating to two software products of Automated Design Systems, Inc. ("ADS"), an unrelated corporation, for approximately $5.0 million in cash and related acquisition costs of approximately $0.7 million. An additional amount of approximately $0.3 million was paid to ADS in 1995 based on sales of products developed with the purchased technology. Approximately $5.5 million, representing in-process technology, was charged to operations in 1994.

4. MARKETABLE SECURITIES:

   At December 31, 1996 and 1995, all marketable securities were classified as available-for-sale and are summarized as follows (in thousands):

                                                      DECEMBER 31
                                      ------------------------------------------
                                               1996                 1995
                                      --------------------  --------------------
                                        MARKET     COST       MARKET      COST
                                        VALUE      BASIS      VALUE       BASIS
                                      ---------  ---------  ---------  ---------
US Government debt securities ......  $   1,000  $   1,002  $      --    $    --
Municipal debt securities ..........     58,244     58,364     25,085     25,058
Corporate debt securities ..........      5,145      5,128         --         --
                                      ---------  ---------  ---------  ---------
                                      $  64,389  $  64,494  $  25,085  $  25,058
                                      =========  =========  =========  =========

   At December 31, 1996, all marketable debt securities have scheduled maturities of less than three years. In 1995, Marketable securities were not adjusted to market value due to the immateriality of the net difference from cost. Gross realized gains and losses on sales of available-for-sale securities were immaterial in 1996 and 1995.

5. BALANCE SHEET DETAIL (in thousands):

                                                               DECEMBER 31,
                                                          ---------------------
                                                             1996        1995
                                                          ---------    --------
     Fixed assets:
       Furniture and fixtures..........................      $4,804      $1,949
       Computers and equipment.........................       8,916       4,869
       Leasehold improvements..........................         341          --
                                                          ---------    --------
                                                             14,061       6,818
       Less accumulated depreciation and amortization..      (6,575)     (3,419)
                                                          ---------   ---------
                                                             $7,486      $3,399
                                                          =========   =========
     Intangibles assets(see Note 3):
       Purchased technology............................      $3,516      $2,993
       Software development costs (1)..................       1,261       1,261
       Goodwill........................................       2,046       1,893
                                                          ---------    --------
                                                              6,823       6,147
       Less accumulated amortization...................      (5,822)     (3,018)
                                                          ---------    --------
                                                             $1,001      $3,129
                                                          =========    ========
     Accrued liabilities:
       Accrued compensation............................      $3,390      $1,070
       Capital lease obligations.......................          --         137
       Accrued acquisition costs.......................         582       2,573
       Other accrued expenses..........................      11,762       5,064
                                                          ---------    --------
                                                            $15,734      $8,844
                                                          =========    ========

-----------
(1) Related to Saber acquisition.

6. COMMITMENTS:

   The Company leases its operating facilities under non-cancelable operating leases through December 2001. In addition, the Company has leased certain equipment under various leases which expire no later than 1998.

   At December 31, 1996, future minimum payments under non-cancelable operating leases are as follows (in thousands):

                    YEAR ENDING DECEMBER 31,
                    ------------------------
                1997........................   $2,012
                1998........................    1,942
                1999........................    1,846
                2000........................    1,689
                2001 and thereafter.........      627
                                               ------
                                               $8,116
                                               ======

   Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to $1,191,000, $1,148,000 and $583,000, respectively.

   The Company expects to enter into a lease agreement in April 1997 for property in Santa Clara, California of 105,000 square feet with a total value of approximately $6.0 million over four years. The Company has also agreed to purchase personal property in connection with this lease for approximately $3.0 million.

7. EMPLOYEE BENEFIT PLANS:

401(k) and Profit Sharing Plan

     Under the Company's 401(k) and Profit Sharing Plans, the Board of Directors, at its discretion, can match employee contributions in an amount not to exceed 20% of total compensation. During fiscal 1996, 1995, and 1994 the Company contributed $249,000, $104,000 and $86,000 respectively.

Employee Stock Purchase Plan:

   Under the 1994 Employee Qualified Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during one year offering periods with exercise dates approximately every six months (beginning each August and February). The Company has reserved 506,250 shares of common stock for issuance under the plan. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $25,000 worth of common stock in any one calendar year.

8. STOCKHOLDERS' EQUITY:

Preferred Stock:

   The Company has authorized 5,000,000 shares of preferred stock, par value $.01 per share. The Company's Board of Directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders.

Stock Option Plans:

   Under the 1995 Stock Incentive Plan, the Company has reserved 15,525,000 shares for issuance to employees, officers, directors, third-party contractors and consultants. The plan provides for an option price no less than 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of holders of more than 10% of the voting rights of the Company's common stock) for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair market value on the date of grant for all others. The options may be exercisable immediately, or over time, generally vest 25% one year after commencing employment or from date of grant and vest thereafter in monthly increments over three years. All options under the option plan expire ten years after grant.

   Under the Stock Option Plan for Outside Directors, the Company has reserved 421,875 shares for issuance under the amended plan to certain members of its Board who are not employees of the Company or any affiliated corporation. The plan provides for an option price at fair market value of the Company's common stock on the date of grant. The initial grant to each outside director generally vests ratably over a three-year period. Subsequent option grants will vest after three years from the date of grant. All options under the option plan expire ten years after grant.

                                                                          OUTSTANDING OPTIONS
                                            ----------------------------------------------------------------------------------
                                             SHARES
                                            AVAILABLE        NUMBER OF          PRICE PER         AGGREGATE       WEIGHTED
                                            FOR GRANT         SHARES              SHARE             PRICE      AVG. EX. PRICE
                                           ------------    --------------      ------------     ------------   ---------------
Balances, December 31, 1993....               3,680,505          5,244,149        $.00-$6.62      $6,047,660       $ 1.15
Shares granted.................              (2,870,017)         3,175,162       $2.22-$7.57      10,211,490       $ 3.22
Shares exercised...............                      --         (1,624,442)       $.00-$6.62        (892,592)      $  .55
Shares canceled................               1,215,180         (1,283,182)       $.00-$6.62      (2,692,047)      $ 2.10
                                              ---------        -----------                       -----------
Balances, December 31, 1994....               2,025,668          5,511,688        $.00-$7.57      12,674,511       $ 2.30
Additional shares authorized...               6,750,000                 --                --              --           --
Shares granted.................              (6,138,178)         6,136,178      $5.48-$19.44      58,581,772       $ 9.55
Shares exercised...............                      --         (1,985,787)       $.00-$6.65      (3,534,462)      $ 1.78
Shares canceled................               1,167,503         (1,280,959)     $1.70-$11.11      (6,870,032)      $ 5.36
                                              ---------        -----------                      ------------
Balances, December 31, 1995....               3,804,993          8,383,120       $.00-$19.44      60,851,789       $ 7.26
Shares granted.................              (3,368,003)         3,368,003      $1.13-$51.75      97,526,769       $28.96
Shares exercised...............                      --         (2,631,865)      $.01-$19.44     (13,574,615)      $ 5.16
Shares canceled................               1,219,764         (1,219,764)     $1.70-$46.00     (17,335,041)      $14.21
                                              ---------        -----------                      ------------
Balances, December 31, 1996....               1,656,754          7,899,494       $.01-$51.75    $127,468,902       $16.14
                                              ---------        -----------                      ------------

   At December 31, 1996, a total of 983,034 options to purchase common stock were exercisable at an aggregate exercise price of $5,924,222.

   The following information regarding the stock option program and employee stock purchase programs is provided in compliance with SFAS 123, "Accounting for Stock Based Compensation". The company has elected to continue accounting for such plans in accordance with APB No. 25.

                                      Options Outstanding                                       Options Exercisable
                     -----------------------------------------------------------       ------------------------------------
                     Number           Weighted Average         Weighted Average        Number            Weighted Average
Range of             Outstanding           Remaining             Exercisable           Exercisable          Exercise
Exercise Prices      at 12/31/96     Contractual Life (yrs)        Price               at 12/31/96            Price
---------------------------------------------------------------------------------------------------------------------------
$1.13   -  $6.03     1,697,662                7.55                $ 3.44               640,217              $ 3.29
$8.37   -  $16.22    3,463,016                8.56                $10.41               313,661              $10.38
$19.00  -  $24.89    1,537,054                9.16                $22.29                29,156              $19.28
$32.38  -  $51.75    1,201,762                9.73                $42.60                     0                 N/A
$1.13  -   $46.00    7,899,494                8.64                $16.12               983,034              $ 6.03

   The fair market value of options granted under the McAfee non-qualified stock option plan was calculated using the Black-Scholes option pricing model using the multiple option approach. A typical option grant vests over a four year period. Parameters for the option analysis are listed below.

                                          1995                1996
                                          ----                ----
Risk free interest rate                   5.50%               5.85%
Expected life (yrs)                       4                   4
Volatility.                               0.66                0.66
Dividend yield                            0                   0

   The weighted average expected life of the option grants was estimated based on examination of previously exercised options over the life of the program. Volatility was estimated on a monthly basis since the company became public in October of 1992. The average volatility for the twelve months ending December 1996 and 24 month period from January 1995 through December 1996 was 66%. Since the volatility has been relatively stable one value was selected for all segments. McAfee does not pay a dividend and has no plans to pay a dividend.

   The weighted average fair value of options granted in 1996 and 1995 was $13.15 and $6.24.

   The company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Program. Rights under this plan were also evaluated using the Black-Scholes option pricing model. The company's plan is described in
Note 7. Purchase periods occur twice yearly and each effectively contains a 6 and 12 month option.

                              Feb. 1995    Aug. 1995    Feb. 1996    Aug. 1996
                              ---------    ---------    ---------    ---------
Risk Free Interest Rate       6.06%        5.47%        4.84%        5.73%
Expected Life                 6,12 mos     6,12 mos     6,12 mos     6,12 mos
Volatility                    0.66         0.66         0.66         0.66
Dividend Yield                --           --           --           --


   The weighted average fair value of options granted pursuant to the Employee Stock Purchase Program in 1996 and 1995 was $6.80 and $4.34.

   The following pro forma income information has been prepared following the provisions of SFAS 123.

                                            1996              1995
                                            ----              ----
Net income - pro forma (thousands)        $24,802           $11,550
Net income per share - pro forma            $0.47             $0.23

   The impact on pro forma earnings per share and net income in the table above may not be indicative of the effect in future years. The company continues to grant stock options to new employees. This policy may or may not continue.

Warrants:

   Pursuant to the 1995 acquisition of a foreign distributor, the Company issued a warrant to purchase 33,750 shares of common stock at a price of $11.19 which expires June 30, 1999. This warrant was canceled during 1996.

9. PROVISION FOR INCOME TAXES:

   The components of the provision for income taxes consist of the following (in thousands):

YEARS ENDED DECEMBER 31,
                                            1996         1995           1994
                                        -----------   -----------   -----------
Current:
  Federal ............................  $    25,046   $     9,124   $     6,584
  State ..............................        6,053         2,800         1,829
  Foreign ............................        1,132            70           204
Deferred:
  Federal ............................       (1,190)       (1,090)       (6,144)
  State ..............................          672           151          (920)
                                        -----------   -----------   -----------
  Provision for income taxes .........  $    31,713   $    11,055   $     1,553
                                        ===========   ===========   ===========

   Income tax benefits from the exercise of non-qualified stock options and the disqualifying dispositions of employee stock purchase plan stock of $32,107,000, $8,386,000 and $2,129,000 for the years ended December 31, 1996, 1995 and 1994, respectively, are included in stockholders' equity.

   The Company's effective tax rate on income before income taxes differs from the U.S. Federal statutory regular tax rate as follows:

YEARS ENDED DECEMBER 31,                                 1996        1995        1994
                                                       --------    --------    --------
U.S. Federal statutory income tax rate ..............      35.0%       35.0%       34.0%
State taxes, net of federal income tax benefit ......       6.2         7.4         4.1
Non deductible acquisition and other costs ..........       4.0         4.5          --
Other, net ..........................................      (0.3)       (4.3)       (0.7)
                                                       --------    --------    --------
                                                           44.9%       42.6%       37.4%
                                                       ========    ========    ========

   Significant components of net deferred tax assets at December 31, 1996 and 1995 are as follows (in thousands):

YEARS ENDED DECEMBER 31,                                  1996          1995
                                                       ----------    ----------
Deferred revenue ...................................   $      906    $    3,695
In-process technology ..............................        6,355         6,349
State taxes ........................................        1,484           195
Accrued liabilities and reserves ...................        3,096         1,415
Depreciation and amortization ......................          412           164
Other ..............................................         (213)         (306)
                                                       ----------    ----------
                                                       $   12,040    $   11,512
                                                       ==========    ==========

Current portion ....................................   $    4,321    $    4,999
Non-current portion ................................        7,719         6,513
                                                       ----------    ----------
                                                       $   12,040    $   11,512
                                                       ==========    ==========

10. BUSINESS SEGMENT INFORMATION:

   The Company operates in one industry segment and markets and services its products in the United States and in foreign countries through its own direct sales organization and through independent agents and distributors. In 1996, foreign operations accounted for approximately 19% of the Company's net revenue, but less than 10% of the Company's net income, and identifiable assets. One customer, Ingram Micro Devices, accounted for 17%, 12% and 12% of net revenue during fiscal 1996, 1995 and 1994, respectively.

   Net revenue information by geographic area is as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                        1996            1995           1994
                                     ----------      ----------     ----------
North America ................       $  145,945      $   64,351     $   40,697
International ................           35,181          25,714         12,240
                                     ----------      ----------     ----------
                                     $  181,126      $   90,065     $   52,937
                                     ==========      ==========     ==========

11. SUBSEQUENT EVENTS:

      On January 20, 1997, the Board of Directors approved an interim stock option plan for non-officers, to be in place through July 1997. A total of 2,000,000 shares of common stock have been reserved for issuance thereunder.

      On February 28, 1997, the Company acquired Jade KK of Japan for 336,071 shares of common stock. Jade is a developer and distributor of anti-virus software in Japan. The combination will be accounted for as a pooling of interests.

      Also on February 28, 1997 the Company acquired the Dutch distributor, Schuijers Holding B.V. for 63,721 shares of common stock. The combination will be accounted for as a pooling of interests.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 25th day of March, 1997.

McAFEE ASSOCIATES, INC.


/s/  William L. Larson
----------------------------------------
William L. Larson
President, Chief Executive Officer and
Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

              SIGNATURE                                TITLE
     -----------------------------      ------------------------------------
     /s/   William L. Larson            President, Chief Executive
     -----------------------------      Officer and Chairman of the Board
     (William L. Larson)                (Principal Executive Officer)


     /s/   Prabhat K. Goyal             Vice President of Administration, Chief
     -----------------------------      Financial Officer, Treasurer and
     (Prabhat K. Goyal)                 Secretary (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)


     /s/   John C. Bolger               Director
     -----------------------------
     (John C. Bolger)


     /s/   Jeffrey T. Chambers          Director
     -----------------------------
     (Jeffrey T. Chambers)


     /s/   Leslie G. Denend             Director
     -----------------------------
     (Leslie G. Denend)


     /s/   Virginia Gemmell             Director
     -----------------------------
     (Virginia Gemmell)


     /s/   Edwin L. Harper              Director
     -----------------------------
     (Edwin L. Harper)


     /s/   Walter G. Kortschak          Director
     -----------------------------
     (Walter G. Kortschak)

                                INDEX TO EXHIBITS

Exhibit No.                          Exhibit Title                                  Page No.
-----------                          -------------                                  --------
        3.1   Second Restated Certificate of Incorporation., incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10Q for
              the fiscal quarter ended September 31, 1996.

        3.2 By-laws, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No. 33-51042 on Form S-1
              (the "S-1").

        3.3   Certificate of Designation of Series A Preferred Stock of the
              Company, incorporated by reference to Exhibit 3.3 of the Company's form 10-Q for the Quarter ended September 30, 1996.

        4.1   See Exhibit 10.44, 10.49 and 10.50.

      10.5*   1992 Stock Option Plan, incorporated by reference from Exhibit
              10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"), as amended.

      10.7* Outside Directors Stock Option Plan, incorporated by reference from Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992.

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

    10.12*    Confidential Resignation Agreement and Mutual General Release of
              Claims between the Company and William S. McKiernan dated April
              18, 1994, incorporated by reference from Exhibit 10.12 to the Company's Report on Form 10-Q for the fiscal quarter ended June
              30, 1994.

Exhibit No.                          Exhibit Title                                  Page No.
-----------                          -------------                                  --------
   10.14*     Employment Agreement between the Company and Gregory Gianforte dated March 31, 1994, as amended September 28, 1994, incorporated by reference to Exhibit 10.14 of the 1994 Form 10-K.

   10.15 Lease Agreement between Jerral Office Associates, a New Jersey limited partnership, and Brightwork Development, Inc. dated
              October 19, 1992, as amended May 26, 1994 to substitute the
              Company as the tenant, incorporated by reference to Exhibit 10.15 of the 1994 Form 10-K.

   10.16*     Employee Stock Purchase Plan, incorporated by reference from
              Exhibit 10.16 of the 1994 Form 10-K.

   10.17      Lease Agreement between John Arrillaga, Trustee, UTA dated 7/20/77
              (John Arrillaga Separate Property Trust), Richard Peery, Trustee,
              UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) and the Company dated November 2, 1994, incorporated by reference to
              Exhibit 10.17 of the 1994 Form 10-K.

   10.18* Offer letter to Richard Kreysar dated December 16, 1994, incorporated by reference to Exhibit 10.18 of the 1994 Form 10-K.

   10.19* Offer letter to Dennis Cline dated September 21, 1994, incorporated by reference to Exhibit 10.19 of the 1994 Form 10-K.

   10.20 401(k) Plan, incorporated by reference to Exhibit 10.20 of the 1994 Form 10-K.

   10.21*     Change in control agreement between McAfee and Robert S.
              Chappelear dated April 14, 1995, incorporated by reference from
              Exhibit 10.1 of the Company's Registration Statement No. 33-93296 on Form S-4 ("the S-4").

   10.22*     Change in control agreement between McAfee and Dennis Cline dated
              April 14, 1995 incorporated by reference to Exhibit 10.2 of the S-4.

   10.23* Change in control agreement between McAfee and Richard D. Kreysar dated April 14, 1995, incorporated by reference to Exhibit 10.3 of the S-4.

   10.24* Change in control agreement between McAfee and Robert J. Schwei dated April 14, 1995, incorporated by reference to Exhibit 10.4 of the S-4.

   10.25* Change in control agreement between McAfee and R. Terry Duryea dated May 1, 1995, incorporated by reference to Exhibit 10.5 of the S-4.

   10.26*     Change in control agreement between McAfee and Peter Watkins dated
              May 1, 1995, incorporated by reference to Exhibit 10.6 of the S-4.

   10.27* Change in control agreement between McAfee and William L. Larson dated April 14, 1995, incorporated by reference to Exhibit 10.7 of the S-4.

Exhibit No.                          Exhibit Title                                  Page No.
-----------                          -------------                                  --------
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

   10.35      Agreement and Plan of Merger dated March 6, 1996 and among McAfee
              Associates, Inc., McCor Acquisition Corporation and Vycor
              Corporation, incorporated by reference to Exhibit 10.35 of the Company's Form 10-K filed for the year ended December 31, 1995
              (the "1995 10-K").

   10.36*     Change of Control Agreement between McAfee and Mark Woodward dated
              November 10, 1995, incorporated by reference to Exhibit 10.36 of the Company's 1995 10-K.

   10.37*     Confidential Agreement and Release of Claims between McAfee and
              Robert Chappaelear dated January 30, 1996 incorporated by reference to Exhibit 10.37 of the Company's 1995 10-K.

   10.38      Sublease Agreement dated November 15, 1995 between the Company and
              Digital Video Systems incorporated by reference to Exhibit 10.38 of the Company's 1995 10-K.

Exhibit No.                          Exhibit Title                                  Page No.
-----------                          -------------                                  --------

   10.39 Amendment No. 1 to Lease dated September 27, 1995 by and between the Company and Arrilliga Family Trust and Richard T. Peery
              Separate Property Trust, incorporated by reference to Exhibit
              10.39 of the Company's 1995 10-K.

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

   10.45      Amendment No. 2 to Lease dated May 9, 1996, by and between the
              Company and Arrilliga Family Trust and Richard T. Peery Separate
              Property Trust.

   10.46      Lease Agreement for facility at 2855 Bowers Avenue dated October
              22, 1996 between the Company and Arrilliga Family Trust and
              Richard T. Peery Separate Property Trust.

   10.47      Lease Agreement for facility at 4099 McEwen Road, Dallas dated
              November 14, 1996, between the Company and Blue Lake Partners,
              Ltd.

   10.48*     Resignation Agreement and General Release of Claims, dated
              November 19, 1996 between the Company and Richard Kreysar.

   10.49      Stock Exchange Agreement, dated January 13, 1997, by and among the
              Company, FSA Combination Corp., Kabushiki Kaisha Jade ("Jade") and the shareholders of Jade, and the Registration Rights Agreement, dated January 13, 1997 by and between the Company and the shareholders of Jade, all incorporated by reference to the Company's Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 1997.

Exhibit No.                          Exhibit Title                                  Page No.
-----------                          -------------                                  --------
   10.50      Stock Exchange Agreement, dated February 28, 1997, by and among the Company, FSA Combination Corp., Schuijers Holding B.V.
              ("Schuijers") and the shareholders of Schuijers, and the
              Registration Rights Agreement, dated February 28, 1997, by and between the Company and shareholders of Schuijers.

    11.1      Computation of Net Income Per Share

    21.1      Subsidiaries

    23.1      Consent of Independent Accountants

    27.1      Financial Data Sheet

--------
* Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee Associates, Inc.

                                   SCHEDULE II

                             MCAFEE ASSOCIATES, INC.

       SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                  BALANCE AT  ADDITIONS  DEDUCTIONS   BALANCE AT
                                  BEGINING    CHARGED                 END OF
                                  OF PERIOD   TO EXPENSE              PERIOD
Year Ended December 31, 1996
Allowance for Doubtful
  Accounts and Sales Returns ..     2,279       2,378      (1,630)       3,027

Year Ended December 31, 1995
Allowance for Doubtful
  Accounts and Sales Returns ..     1,470       1,279        (470)       2,279

Year Ended December 31, 1994
Allowance for Doubtful
  Accounts and Sales Returns ..       774         902        (206)       1,470

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders
McAfee Associates, Inc.:

Our report on the consolidated financial statements of McAfee Associates, Inc. and subsidiaries is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 29 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                              COOPERS & LYBRAND L.L.P.



San Jose, California
January 20, 1996, except for
the matters discussed in Note 11
for which the date is
March 1, 1997.