Form 10-K/A
period 1996-12-31
MCAFEE ASSOCIATES INC
filed 1997-04-10
CIK 890801

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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


   Documents incorporated by reference: Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 1997.

                                EXPLANATORY NOTE

   This amendment amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997 by the Registrant. The cover page and Items 10, 11, 12 and 13 have been amended.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.


   The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's Annual Meeting of Stockholders to be held June 5, 1997.


ITEM 11. EXECUTIVE COMPENSATION.

   The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's Annual Meeting of Stockholders to be held June 5, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's Annual Meeting of Stockholders to be held June 5, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's Annual Meeting of Stockholders to be held June 5, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 7th day of April, 1997.

McAFEE ASSOCIATES, INC.


/s/WILLIAM L. LARSON
---------------------------------
   William L. Larson
   President, Chief Executive Officer and
   Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 7, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

            SIGNATURE                               TITLE
     -------------------------          ------------------------------


      /s/WILLIAM L. LARSON              President, Chief Executive Officer and
     -------------------------          Chairman of the Board  (Principal
        (William L. Larson)             Executive Officer)



      /s/PRABHAT K. GOYAL               Vice President of Finance and
     -------------------------          Administration, Chief Financial
        (Prabhat K. Goyal)              Officer, Treasurer and Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)



      /s/JOHN C. BOLGER                 Director
     -------------------------
        (John C. Bolger)


      /s/JEFFREY T. CHAMBERS            Director
     -------------------------
      (Jeffrey T. Chambers)


      /s/LESLIE G. DENEND               Director
     -------------------------
        (Leslie G. Denend)


      /s/VIRGINIA GEMMELL               Director
     -------------------------
        (Virginia Gemmell)


      /s/EDWIN L. HARPER                Director
     -------------------------
        (Edwin L. Harper)


      /s/WALTER G. KORTSCHAK            Director
     -------------------------
        (Walter G. Kortschak)