Form 10-Q
period 1997-03-31
MCAFEE ASSOCIATES INC
filed 1997-05-15
CIK 890801

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                               2805 Bowers Avenue
                          Santa Clara, California 95051
                                 (408) 988-3832

          (Address and telephone number of principal executive offices)

                                  ------------

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X     NO
                                       ---      ---

     50,315,555 shares of the registrant's common stock, $0.01 par value, were outstanding as of April 30, 1997.

                        THIS DOCUMENT CONTAINS 31 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 26.

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, March 31, 1997

                                    --------

                                    CONTENTS

Item Number                                                                  Page
-----------                                                                  ----
                          PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets:
              March 31, 1997 and December 31, 1996............................3
           Condensed Consolidated Statements of  Income:
              Three months ended March 31, 1997 and 1996......................4
           Condensed Consolidated Statements of Cash Flows:
              Three months ended March 31, 1997 and 1996 .....................5
           Notes to Consolidated Financial Statements.........................6


Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................8

                           PART II: OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.....................................24


SIGNATURES ...................................................................25

EXHIBIT INDEX ................................................................26

                             MCAFEE ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                   ----------

                                     ASSETS

                                                                            March 31    December 31
                                                                              1997         1996
                                                                            --------      --------
                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                $ 95,338      $ 76,363
   Marketable securities                                                      49,457        50,368
   Accounts receivable, net of allowances for doubtful
       accounts and returns of $3,055 and $3,027 at March 31, 1997
       and December 31, 1996                                                  36,344        25,930
   Prepaids and other current assets                                           6,644         5,097
   Prepaid taxes                                                               2,274         1,869
   Deferred taxes                                                              4,550         4,321
                                                                            --------      --------
         Total current assets                                                194,607       163,948
Long term investments                                                         27,211        14,021
Fixed assets, net                                                             10,653         7,486
Intangibles, net                                                                 907         1,001
Deferred taxes                                                                 8,122         7,719
Other assets                                                                     563           310
                                                                            --------      --------
         Total assets                                                       $242,063      $194,485
                                                                            ========      ========

                                   LIABILITIES
Current liabilities:
   Accounts payable                                                         $  9,837      $  5,379
   Accrued liabilities                                                        15,396        15,734
   Deferred revenue                                                           24,171        20,182
                                                                            --------      --------
         Total current liabilities                                            49,404        41,295
   Deferred revenue, less current portion                                      4,169         3,663
                                                                            --------      --------
         Total liabilities                                                    53,573        44,958
                                                                            --------      --------
                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
     authorized: 5,000,000 shares
Common stock, $.01 par value;
     authorized: 100,000,000 shares; issued and
     outstanding: 49,845,897 shares at March 31, 1997 and
            48,662,489 at December 31, 1996                                      495           488
Additional paid-in capital                                                    97,209        77,259
Retained earnings                                                             90,786        71,780
                                                                            --------      --------
         Total stockholders' equity                                          188,490       149,527
                                                                            --------      --------
           Total liabilities and stockholders' equity                       $242,063      $194,485
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

                             MCAFEE ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                    --------

                                                     Three months
                                                    Ended March 31
                                                  --------------------
                                                    1997         1996
                                                  -------      -------
Net revenue                                       $73,357      $33,845

Operating costs and expenses:
    Cost of net revenue                             5,918        2,067
    Research and development                        9,658        3,810
    Marketing and sales                            21,987        9,583
    General and administrative                      5,555        2,713
    Amortization of intangibles                       104          550
    Acquisition and other unusual costs                --        8,297
                                                  -------      -------
          Total operating costs and expenses       43,222       27,020
                                                  -------      -------
            Income from operations                 30,135        6,825

Other income                                        1,632          597
                                                  -------      -------
          Income before income taxes               31,767        7,422
Provision for income taxes                         12,071        6,339
                                                  -------      -------
            Net income                            $19,696      $ 1,083
                                                  =======      =======

Net income per share                              $  0.37      $  0.02
                                                  =======      =======
Shares used in per share calculation               53,610       51,795
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

                             MCAFEE ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                    --------

                                                                             Three months
                                                                            Ended March 31,
                                                                        ----------------------
                                                                           1997           1996
                                                                        --------       --------
Cash flows from operating activities:
   Net income                                                           $ 19,696       $  1,083
   Adjustments to reconcile net income to net cash
       provided from operating activities:
     Depreciation and amortization                                           897            996
     Provision for doubtful accounts receivable
        and allowance for returns                                             28            320
     Unrealized loss on investments                                         (242)            --
     Deferred taxes                                                         (632)           900
     Changes in assets and liabilities:
       Accounts receivable                                               (10,442)            96
       Prepaids and other assets                                          (1,800)          (132)
       Refundable income taxes                                              (405)            --
       Accounts payable and accrued liabilities                            4,119          2,817
       Prepaid income taxes                                                   --          4,551
       Deferred revenue                                                    4,495         (3,269)
                                                                        --------       --------
         Net cash provided by operating activities                        15,714          7,362
                                                                        --------       --------
Cash flows from investing activities:
   Purchase of intangibles                                                    (9)          (911)
   Sale (Purchases) of investment securities                             (12,279)           399
   Additions to fixed assets                                              (3,961)        (1,094)
   Net liabilities of Jade K.K. acquired under pooling transaction        (1,122)            --
   Net assets of SHBV acquired under pooling transaction                     925             --
                                                                        --------       --------
         Net cash used in investing activities                           (16,446)        (1,606)
                                                                        --------       --------
Cash flows from financing activities:
   Effect of exchange rate fluctuations                                     (250)           (21)
   Stock option exercises                                                  6,132          2,066
   Tax benefit from exercise of nonqualified stock options                13,825          5,400
                                                                        --------       --------
         Net cash provided by financing activities                        19,707          7,445
                                                                        --------       --------
Net increase in cash and cash equivalents                                 18,975         13,201
Cash and cash equivalents at beginning of period                          76,363         30,299
                                                                        --------       --------
Cash and cash equivalents at end of period                              $ 95,338       $ 43,500
                                                                        ========       ========




                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                   ----------

 1.     Basis of Presentation:

        The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997. The balance sheet as at December 31, 1996 has been derived from the audited financial statements as of and for the year ended December 31, 1996, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

 2.     Recent Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. FAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

 3.     Acquisitions:

        On February 28, 1997, the Company acquired Jade KK of Japan ("Jade") and a former Dutch distributor, Shuijers Holding B.V. ("SHBV") for 336,071 and 63,721 shares of its common stock, respectively. Jade is a developer and distributor of anti-virus software in Japan. These combinations were accounted for as poolings of interest. Each of Jade's and SHBV's results for the quarter ended March 31, 1997 has been included in the Company's consolidated results for that period. However, the Company's results for the quarter ended March 31, 1996 do not include the results of Jade or SHBV for that period as the effect is not material.

                             MCAFEE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                   ----------

4.     Subsequent Events



       On April 1, 1997, the Company was named as defendant in an action filed by CyberMedia, Inc. ("CyberMedia") in the United States District Court for the Northern District of California. The complaint alleges that the packaging and advertisement of the Company's PC Medic 97 product, which was introduced in March 1997, constitute unfair competition, false advertising and trade libel with respect to CyberMedia's "First Aid 97" product. The complaint seeks unspecified damages and injunctive relief, including a temporary restraining order. On April 9,1997, the court denied CyberMedia's application for a temporary restraining order. A date has been set in June 1997, for a hearing on plaintiff's request for a preliminary injunction. McAfee has filed an opposition to the request for a preliminary injunction. McAfee has filed an opposition to the request for a restraining order which denies the allegations of CyberMedia's complaint. The parties have recently reached an agreement pursuant to which the complaint will be dismissed.

       On April 15, 1997, the Company acquired a controlling interest in its former distributor, Compusul-Consultores de Informatica Ltda. ("Compusul") of Sao Paolo, Brazil, for an aggregate purchase price of $3.6 million, represented by an initial payment of $2.6 million and an additional $1.0 million payable upon the achievement of certain earnings targets. The acquisition was accounted for as a purchase transaction.

       On April 24, 1997, the Company, received notice that Symantec Corporation ("Symantec"), filed in United States District Court, Northern District of California, San Jose Division, a complaint alleging copyright infringement and unfair competition by the Company. Symantec alleges that the Company's computer software program called "PC Medic 1997" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's complaint seeks injunctive relief and unspecified money damages. McAfee intends to file a response to Symantec's complaint by June 2, 1997.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ----------

         The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

         This Report on Form 10-Q contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Risk Factors" and elsewhere in this Report on Form 10-Q.

OVERVIEW

         McAfee Associates, Inc. ("McAfee" or the "Company") licenses network security and management products, including help desk and storage management software. Prior to July 1, 1995, net revenue from licenses for anti-virus software was generally recognized ratably over the two year license period because there was no basis for unbundling the separate maintenance portion of the license, while net revenue from licenses for network management software was generally recognized 80% at the time of the licensing transaction with the remaining 20%, representing the maintenance portion of the license fee, recognized ratably over the two year license period. Effective July 1, 1995, the Company established a basis for unbundling the maintenance portion of the anti-virus license and began to generally recognize 80% of license fees for electronically distributed anti-virus software at the time of the licensing transaction. The deferred revenue from anti-virus licenses entered into prior to July 1, 1995, however, continues to be recognized over the original 24-month period. This change in the Company's revenue recognition policy has resulted in incremental revenue being recognized over the last seven quarters with a corresponding decrease in the amount of deferred revenue on the Company's balance sheet. The quarter ending June 30, 1997 will be the last quarter where this incremental revenue will be recognized.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ----------

         As a result of the change in revenue recognition for anti-virus licenses, period-to-period results are not directly comparable and should not be relied upon as indicative of future performance. In addition, since a decreasing percentage of the Company's net revenue is attributable to the recognition of previously deferred revenue, the Company's net revenue in future periods may be subject to greater fluctuations on a quarter-to-quarter basis. In addition to generating net revenue through licenses, the Company sells its network security and management products with shrink-wrap licenses through traditional distribution channels. The Company recognizes revenue from sales to distributors upon shipment, subject to a reserve for returns.

         On February 28, 1997, the Company acquired Jade KK of Japan ("Jade") and a former Dutch distributor, Shuijers Holding B.V. ("SHBV"). These combinations were accounted for as poolings of interest. Each of Jade's and SHBV's results for the quarter ended March 31, 1997 has been included in the Company's consolidated results for that period. However, the Company's results for the quarter ended March 31, 1996 do not include the results of Jade or SHBV for that period as the effect is not material.

         The Company's results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, distributor inventory levels and return rates, Company inventory levels, product upgrades or updates released by the Company or its competitors, changes in product prices, the impact of competitive pricing or products, timely availability and acceptance of new products, changes in product mix, changes in the market for anti-virus or network management software, inclusion of network security or management software functionality in system software, failure to manage growth and/or potential acquisitions, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Historically, renewals have accounted for a significant portion of the Company's net revenue, however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. The Company's results for any given period should not be relied upon as indicative of future performance. See "Risk Factors -- Variability of Quarterly Operating Results."

         The Company's future earnings and stock price may be subject to volatility in any period. Any shortfall in various operating results, including licensing activity, product sales, net revenue, operating income, net income or net income per share from historical levels or expectations of securities analysts may have significant adverse effects on the trading price of the Company's stock. Furthermore, other factors such as acquisitions or unforeseen events in the technology or software industry or in the Company's day to day activities can have a material adverse effect on the Company's stock performance. See "Risk Factors -- Volatility of Stock Price" and "Risk Factors -- Risks Associated with Failure to Manage Growth; Potential Future Acquisitions."

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ----------

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in the Company's statements of operations for the three month periods ended March 31, 1997 and 1996:

                                                Three months ended
                                                     March 31
                                                 ------------------
                                                  1997        1996
                                                 -----       -----
Net revenue                                      100.0%      100.0%
Operating costs and expenses:
   Cost of net revenue                             8.1         6.1
   Research and development                       13.2        11.3
   Marketing and sales                            30.0        28.3
   General and administrative                      7.5         8.0
   Amortization of intangibles                     0.1         1.6
   Acquisition and other unusual costs              --        24.5
                                                 -----       -----
       Total operating costs and expenses         58.9        79.8
                                                 -----       -----
           Income from operations                 41.1        20.2
Other income                                       2.2         1.7
                                                 -----       -----
           Income before income taxes             43.3        21.9
Provision for income taxes                        16.4        18.7
                                                 -----       -----
           Net income                             26.9%        3.2%
                                                 =====       =====

Net Revenue. Net revenue increased 117% to $73.4 million in the three months ended March 31, 1997 from $33.8 million in the three months ended March 31, 1996 This increase is largely attributable to increased revenue from licenses for anti-virus products and renewal of expiring anti-virus licenses and, to a lesser extent, licenses for network management, security and help desk products. Net revenue also increased as a result of increased sales of shrink-wrapped products through traditional distribution channels. The Company has been experiencing increased price competition for its

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ----------

products and expects competition to increase in the future which will reduce average selling prices.*

         Net revenue from international sales accounted for approximately 25% and 18% of net revenue for the three months ended March 31, 1997 and 1996, respectively. This increase was due to increased sales through traditional distribution channels as well as the expansion of the Company's international operations in Japan and the Netherlands as a result of the acquisitions of Jade KK and a former Dutch distributor, SHBV. The Company denominates certain international license fees in local currencies, primarily European currencies. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. To date, the Company has not engaged in significant hedging activities and there can be no assurance that it will not incur significant losses related to currency fluctuations. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.* In addition, a portion of the Company's international sales are generated through independent agents. Since these agents are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Also, despite the Company's dependence in the international market upon the marketing, sales and customer support of its agents, the Company currently has limited control over its agents. For example, the Company is dependent upon its international agents to provide it with information regarding licensees and there can be no assurance that the Company will be able to obtain sufficient information to contact such licensees, if necessary, regarding renewal. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these agents. See "Risk Factors -- Risks Related to International License Revenue."

         Cost of Net Revenue. The Company has historically distributed the majority of its products electronically, and as a result, its cost of net revenue has been low relative to other software vendors. The Company's cost of net revenue includes the cost of media, manuals and packaging for products distributed through traditional distribution channels and third-party royalties. The cost of net revenue varies among the Company's products because, in part, some products may include third party technology on which royalties are payable. The cost of net revenue also differs between international and domestic sales as international sales are primarily through traditional distribution channels and costs of media, manuals and packaging for products sold internationally tend to be higher.

----------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 15 for a discussion of certain factors that could effect future performance.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ----------

                  For the three months ended March 31, 1997 and 1996, the Company's cost of net revenue was $5.9 million and $2.1 million, respectively. As a percentage of net revenue, cost of net revenue increased to 8.1% from 6.1% in the three month periods ended March 31, 1997 and 1996 respectively. The cost of revenue fluctuates slightly on a quarter to quarter basis depending on the percentage of revenue that is distributed electronically versus traditional channels. The increase in cost as a percent of revenue is attributable to an increasing percentage of the Company's products being distributed through traditional distribution channels, partially as a result of the increase in the overall percentage of international sales. To the extent this trend continues, the Company's cost of net revenue would increase and, accordingly, gross margins would decrease.* See "Risk Factors -- Variability of Quarterly Operating Results."

         Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's software development and technical support staff and to a lesser extent, costs associated with independent contractors. Research and development expenses increased 153% to $9.7 million in the three months ended March 31, 1997 from $3.8 million in same period in 1996. This increase was primarily due to growth in the Company's product development staff, increased use of third-party contractors and increased development activity as well as the transition to the Company's VirusScan 3.0 product. As a percentage of net revenue, research and development expenses increased to 13.2% from 11.3% for the three month periods ended March 31, 1997 and 1996, respectively. This increase primarily reflects the Company's continued investment in new and existing products. The Company anticipates that research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of net revenue.*

         The Company's future success will depend in large part upon its ability to continue to offer a broad range of network management, help desk and security products, to continue to enhance its existing products, to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer requirements.* The Company also believes that providing a high level of technical support is key to success in the network management and help desk markets.* Furthermore, while the Company updates its products on a regular basis, competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of the Company's existing or new products.* As a result, the Company believes that significant investments in product development and technical support are essential.* The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.* See "Risk Factors -- Rapid Technological Change; Risks Associated with Product Development."

----------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 15 for a discussion of certain factors that could effect future performance.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ----------

         Marketing and Sales. Marketing and sales expenses consist principally of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 129% to $22.0 million in the three months ended March 31, 1997 from $9.6 million in the three months ended March 31, 1996. This increase principally reflects growth in the Company's sales and marketing staff, including the expansion of the Company's international operations, and increased advertising and promotional expenses.

         As a percentage of net revenue, marketing and sales expenses increased to 30.0% in the three months ended March 31, 1997, from 28.3% in the same period in 1996. This principally reflects greater proportionate growth in the Company's sales and marketing staff and advertising and promotional expenses as compared to revenue growth. The Company is seeking to expand its product line in the future, and such expansion could contribute to an increase in marketing and sales expenses as a percentage of revenue.*

         General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel, general operating costs and legal, accounting and other professional fees. General and administrative costs increased 105% to $5.6 million in the three months ended March 31, 1997 from $2.7 million in the three months ended March 31, 1996. This increase is largely a result of a concerted effort to strengthen the infrastructure of the Company both domestically and internationally to accommodate its growth in revenue. As a percentage of net revenue, general and administrative expenses decreased to 7.5% in the three months ended March 31, 1997 from 8.0% in the same period in 1996. This decrease reflects growth in the Company's net revenue. The Company intends to continue to make investments in its general and administrative infrastructure, and, as a result, expects general and administrative expenses to increase in absolute dollars.*

         Amortization of Intangibles. The Company expensed $104,000 and $550,000 of amortization related to intangibles in the three months ended March 31, 1997 and 1996, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions.

         Other Income. Other income consists primarily of interest income earned on the Company's cash and short and long term investments. Other income totaled $1.6 million and $597,000 in the three months ended March 31, 1997 and 1996, respectively. This increase in the Company's other income relates to higher interest income resulting from higher average balances invested due to net cash generated from operations.


----------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 15 for a discussion of certain factors that could effect future performance.

                             MCAFEE ASSOCIATES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ----------

         Provision for Income Taxes. The provision for income taxes is recorded at the Company's effective tax rate which, for the three month periods ended March 31, 1997 and 1996, was 38.0% and 85.4%, respectively. The Company's effective tax rate reflects the non-deductibility for tax purposes of $8.3 million in acquisition costs expensed during the three months ended March 31, 1996. The Company has not reduced the deferred tax asset by a valuation allowance as it is likely that all of the deferred tax asset will be realized due to sufficient taxable income available through carryback to prior years and to carryforward to future years.*

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had $95.3 million in cash and cash equivalents and $76.7 million in marketable securities.

         Net cash provided by operating activities was $15.7 million and $7.4 million for the three months ended March 31, 1997 and 1996, respectively. Net cash provided by operating activities for the three months ended March 31, 1997 consisted primarily of net income, an increase in accounts payable and accrued liabilities together with an increase in deferred revenue offset by increases in accounts receivable and prepaid expenses. Net cash provided by operating activities for the three months ended March 31, 1996 consisted primarily of net income plus an increase in accounts payable and accrued liabilities and a decrease in prepaid income taxes offset by an decrease in deferred revenue.

         Net cash used in investing activities was $16.4 million in the three months ended March 31, 1997, primarily reflecting purchases of marketable securities and fixed assets. Net cash used by investing activities in the three months ended March 31, 1996 was $1.6 million, which consisted principally of purchases of intangibles and additions to fixed assets.

         Net cash provided by financing activities was $19.7 million and $7.4 million in the three months ended March 31, 1997 and 1996, respectively, consisting primarily of the proceeds and tax benefits associated with the exercise of nonqualified stock options.

         The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.*


----------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 15 for a discussion of certain factors that could effect future performance.

RISK FACTORS

         The following risk factors should be considered in conjunction with the information in this Report on Form 10-Q.

         Variability of Quarterly Operating Results. McAfee's licensing activity and results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, distributor inventory levels and return rates, McAfee inventory levels, upgrades or updates by McAfee or its competitors, changes in product prices, changes in product mix, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Because of the nature of its distribution methods, McAfee generally cannot predict when a user will license its products. Historically, renewals have accounted for a significant portion of McAfee's net revenue; however, there can be no assurance that McAfee will be able to sustain historic renewal rates in the future.

         Prior to July 1, 1995, McAfee recognized substantially all license revenue ratably over a two-year license period, during which time users generally received all product upgrades, updates and technical support at no additional charge. As a result, quarterly fluctuations in licensing activity have had a reduced quarter-to-quarter impact on McAfee's net revenue and net income. However, since July 1, 1995, McAfee generally recognizes 80% of its revenue from licenses at the time of the initial licensing transaction, which more directly impacts net revenue and net income in the quarters in which the licensing activity occurs. Furthermore, since McAfee's cost of net revenue is low, and operating expenses are relatively fixed, any revenue shortfall in a quarter will result in a substantially similar shortfall in net income. As a result of this change in revenue recognition in July 1995, McAfee believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

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

         The Company has historically distributed the majority of its products electronically, and as a result, its cost of net revenue has been low relative to other software vendors. The Company's cost of net revenue includes the cost of media, manuals and packaging for products distributed through traditional distribution channels and third-party royalties. The cost of revenue fluctuates slightly on a quarter to quarter basis depending on the percentage of revenue that is distributed electronically versus traditional channels. As a percentage of net revenue, cost of net revenue increased to 8.1% from 6.1% in the three month periods ended March 31, 1997 and 1996 respectively. The increase in cost as a percent of revenue is attributable to an increasing percentage of the Company's products being distributed through traditional distribution channels. To the extent this trend continues, the Company's cost of net revenue would increase and, accordingly, gross margins would decrease. See "Results of Operations -- Cost of Net Revenue."

         Risk of Inclusion of Network Security and Management Functionality in Other Software. In the future, vendors of operating system software or other software (such as firewall or electronic mail software) may continue to enhance their products (including separate products that are bundled together) to include functionality that is currently provided most often by network security and management software. This enhancement could be achieved through the addition of functionality to operating system software or other software or the bundling of network security and management software with operating system software or other products. For example, Microsoft introduced limited anti-virus functionality into MS-DOS versions in 1993. The widespread inclusion of the functionality of McAfee's products, and of the functionality of the network security or management products, as standard features of operating system software or other software could render McAfee's products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of McAfee's products. Furthermore, even if the network security and/or management functionality provided as standard features by operating systems or other software is more limited than that of McAfee's products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional software. If McAfee was unable to develop new network security and management products to further enhance operating systems or other software and to replace successfully any obsolete products, McAfee's business, financial condition and results of operations would be materially adversely affected.

         Rapid Technological Change; Risks Associated with Product Development. The network security and management market is highly fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. McAfee's success depends upon its ability to offer a broad range of network security and management software products, to continue to enhance existing products, to develop and introduce in a timely manner new products that take advantage of technological advances, and to respond promptly to new customer requirements. While McAfee believes that it currently offers one of the broadest product lines in the network management and security market, this market is continuing to evolve and customer requirements are continuing to change. As the market evolves and competitive pressures increase, McAfee believes that it will need to further expand its product offerings. McAfee has identified a number of enhancements to its existing product offerings which it believes are important to its continued success in the network security and management market. There can be no assurance that McAfee will be successful in developing and marketing, on a timely basis, enhancements to its existing products or new products, or that its new products will adequately address the changing needs of the marketplace. Failure by McAfee in any of these areas could materially and adversely affect its business, financial condition and results of operations. In addition, from time to time, McAfee or its competitors may announce new products with new or additional capabilities or technologies. Such announcements of new products could have the potential to replace or shorten the life cycles of McAfee's existing products and to cause customers to defer purchasing McAfee's existing products.

         McAfee has in the past experienced delays in software development, and there can be no assurance that McAfee will not experience delays in connection with its current or future product development activities. Software products as complex as those offered by McAfee may contain undetected errors or version compatibility issues, particularly when first introduced or when new versions are released, resulting in loss of or delay in market acceptance. For example, McAfee's anti-virus software products have in the past falsely detected viruses that did not actually exist. See "Risk Factors -- Risk of False Detection of Viruses." Delays and difficulties associated with new product introductions, performance or enhancements could have a material adverse effect on McAfee's business, financial condition and results of operations.

         In addition to developing new products, McAfee's internal development staff is focused on developing upgrades and updates to existing products and modifying and enhancing acquired products. Future upgrades and updates may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. McAfee believes that the ability to provide these upgrades and updates to users frequently and at a low cost is key to its success. In particular, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently in order for the products to avoid obsolescence. Failure to release such upgrades and updates on a timely basis could have a material adverse effect on McAfee's business, financial condition and results of operations. There can be no assurance that McAfee will be successful in these efforts. In addition, future changes in Windows 95, Windows NT, NetWare or other popular operating systems may result in compatibility problems with McAfee's products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of future versions of operating systems would result in a delay or a reduction in the demand for McAfee's future products and product versions which are designed to operate with such future versions of operating systems. McAfee's failure to introduce new products in a timely manner that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on McAfee's business, financial condition and results of operations.

         McAfee's Dependence on Anti-Virus Product Revenue. McAfee derived a substantial majority of its net revenue in 1996 and the quarter ended March 31, 1997 from licensing its anti-virus software products, and these products are expected to continue to account for a substantial portion of McAfee's net revenue for the foreseeable future. Because of this concentration of revenue, a decline in demand for, or in the prices of, McAfee's anti-virus software products as a result of competition, technological change, the inclusion of anti-virus functionality in operating system or other software or otherwise, could have a material adverse effect on McAfee's business, financial condition and results of operations. In addition, while McAfee will continue to focus on growing its anti-virus revenue, factors such as increased competition, technological change or expanded operating system functionality may affect McAfee's future rate of growth.

         Dependence on Emergence of Network Management and Network Security Markets. The markets for McAfee's network management and network security products are evolving, and their growth depends upon broader market acceptance of network management software, including help desk software, and network security software. Although the number of LAN-attached personal computers ("PCs") has increased dramatically, the network management and network security markets continue to be emerging markets and there can be no assurance that such markets will continue to develop or that further market development will be rapid enough to significantly benefit McAfee. In addition, there are a number of potential approaches to network management and network security, including management and security tools incorporated into network operating systems. Therefore, even if network management and network security tools gain broader market acceptance, there can be no assurance that McAfee's products will be chosen by organizations which acquire network management or network security tools. Furthermore, to the extent that either the network management market or network security market does continue to develop, McAfee expects that competition will increase. See "Risk Factors -- Competition" and "Risk Factors -- Risk of Inclusion of Network Security and Management Functionality in Other Software."

         Competition. The market for McAfee's products is intensely competitive and McAfee expects competition to increase in the future. McAfee believes that the principal competitive factors affecting the market for its products include performance, functionality, quality, customer support, breadth of product line, frequency of upgrades and updates, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of McAfee's anti-virus software products compete include the number and types of viruses detected, the speed at which the products run and ease of use. Certain of McAfee's competitors have been in the network management market longer than McAfee, and other competitors, such as Symantec, Intel and Seagate, are larger and have greater name recognition than McAfee. In addition, certain larger competitors such as Intel, Microsoft and Novell have established relationships with hardware vendors related to their other product lines. These relationships may provide them with a competitive advantage in penetrating the OEM market with their network management products. As is the case in many segments of the software industry, McAfee has been encountering, and expects to further encounter, increasing competition. This will reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which could materially adversely affect McAfee's business, financial condition and results of operations.

        The network security and management market is highly fragmented with products offered by many vendors. McAfee's principal competitor is the Peter Norton Group of Symantec in the network security market and Intel's LanDesk in the network management market. Other competitors include Computer Associates/Cheyenne Software, Intel, Seagate, Checkpoint Systems, Inc., Security Dynamics Technology, Inc., the Dr. Solomon Group and Trend Micro Inc., as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. McAfee also faces competition from large and established software companies such as Microsoft and Novell which offer network management products as enhancements to their network operating systems. McAfee believes that as the network management market develops, McAfee may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. With the acquisition of Vycor Corporation, the Company faces new competition from vendors in the help desk market. The Company's principal competitors in the help desk market are Remedy Corporation and Software Artistry. The Company also faces significant competition in the storage management market. There can be no assurance that McAfee will continue to compete effectively against existing and potential competitors, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than McAfee. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not in the future decide to compete more directly with McAfee by utilizing electronic software distribution.

         The competitive environment for anti-virus software internationally is similar to that in North America, although local competitors in specific foreign markets present stronger competition and shareware authors control a more significant portion of the European market. The international market for network management software has developed more slowly than the North American market, although larger competitors such as Intel and Symantec have begun to penetrate European markets. Asian markets have significantly lagged behind North America and Europe in their adoption of networking technology. There can be no assurance that McAfee will be able to compete successfully in international markets.

         Risks Associated with Acquisitions. McAfee has consummated a series of acquisitions since 1995, including the acquisition of the following: Jade KK of Japan on February 28, 1997 a controlling interest in FSA Corporation of Canada on August 30, 1996, Vycor Corporation in the first quarter of 1996 and Saber Software Corporation, Inc. in the third quarter of 1995. In addition, since 1995 McAfee has acquired a number of its international distributors, including distributors in France, England and the Netherlands. Past McAfee acquisitions have consisted of, and future acquisitions will likely include, acquisitions of businesses, interests in businesses and assets of businesses. McAfee's past acquisitions have presented, and any future acquisitions by McAfee could present, challenges to McAfee's management, such as integration and incorporation of new operations, product lines, technologies and personnel. If McAfee's management is unable to manage these challenges, McAfee's business, financial condition and results of operations could be materially adversely affected. Any acquisition, depending on its size, could result in the use of a significant portion of McAfee's available cash, or if such acquisition is made utilizing McAfee's securities, could result in significant dilution to McAfee's stockholders. McAfee's acquisitions may result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known to McAfee at the time of acquisition, which could have a material adverse effect on McAfee's business, financial condition and results of operations. Furthermore, there can be no assurance that any products acquired in connection with such acquisitions will gain acceptance in McAfee's markets.

         Risks Associated with Failure to Manage Growth. The growth of McAfee has placed, and any further expansion would continue to place, a significant strain on the Company's limited personnel, management and other resources. McAfee's ability to manage any further growth will require it to attract, train, motivate and manage new employees successfully, to effectively integrate new employees into its operations and to continue to improve its operational, financial, management and information systems and controls. The failure of McAfee's management team to effectively manage any further growth could have a material adverse effect on McAfee's business, financial condition and results of operations.

         Reliance on Indirect Channels of Distribution. McAfee markets a significant portion of its products to end-users through distributors. In particular, Ingram Micro Devices has accounted for 17%, 12% and 12% of net revenue in 1996, 1995 and 1994, respectively. In the quarter ended March 31, 1997, Ingram Micro Devices accounted for 19% of net revenue. These distributors also sell other products that are complementary to, or compete with, those of McAfee. While McAfee encourages its distributors to focus on their respective products through marketing and support programs, there can be no assurance that these distributors will not give greater priority to products of other suppliers, including competitors. Distributors have no long-term obligations to purchase products from McAfee. In addition, McAfee has begun to recognize revenue for products sold through distributors upon sales to distributors. Since McAfee's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Returns could exceed reserves as a result of distributors holding excessive McAfee product inventory. Such excessive distributor inventories could result from among other things, returns to distributors by end users, inaccurate estimates of end user demand by distributors, increased purchases by distributors in response to sales incentives or transitions to new products or versions of products. There can be no assurance that any future reserves for returns will be adequate.

        As the Company's help desk, network management and network security products become more complex and require additional customer support, the Company will require distributors, resellers and system integrators to provide a portion of this increasing level of support. There can be no assurance that such third parties will be able or willing to provide additional support services. Moreover, increased reliance on these third parties will reduce the Company's control over the provision of support services for its products and place a greater burden on these third parties, which, in turn, could harm the Company's relationships or reputation with such third parties or the end users of its products and result in decreased sales of, or prices for, its products.

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

         There has also been substantial industry litigation regarding intellectual property rights of technology companies. Although McAfee does not believe that it has knowingly infringed the intellectual property rights of others, it receives claims from time to time, and McAfee has in the past been subject to litigation related to its intellectual property. There can be no assurance that such claims will not be asserted against McAfee in the future or that the outcome of any such claims would not have a material adverse effect on McAfee's business, financial condition and results of operations. In addition, as McAfee may acquire a portion of the software included in its future products from third parties, its exposure to infringement actions may increase because McAfee must rely upon such third parties for information as to the origin and ownership of any software being acquired. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by McAfee. McAfee may also be subject to litigation to defend it against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on McAfee's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of McAfee's proprietary rights, subject McAfee to significant liabilities, require McAfee to seek licenses from third parties or prevent McAfee from manufacturing or selling its products, any one of which could have a material adverse effect on McAfee's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

         Risks Related to International License Revenue. In 1996, 1995 and 1994 net revenue from international licenses (license revenue from outside the United States and Canada) represented approximately 19%, 29% and 23%, respectively, of McAfee's net revenue. In the quarter ended March 31, 1997, net revenue from international licenses represented approximately 25% of McAfee's net revenue. McAfee expects that net revenue from international licenses will continue to account for a significant portion of net revenue. With the acquisition of European distributors in late 1995, a significant portion of McAfee's international revenue in 1997 is expected to be denominated in local currency. The Company has not engaged in any material attempt to offset or "hedge" U.S. foreign currency transaction exposure. To date, the Company's results of operations have not been significantly affected by currency fluctuation, however, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations. Risks inherent in McAfee's international revenue generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on McAfee's future international license revenue. Further, in countries with a high incidence of software piracy, McAfee may experience a higher rate of piracy of its products.

         In addition, a significant portion of McAfee's international revenue is generated through independent agents. Since these agents are not employees of McAfee and are not required to offer McAfee's products exclusively, there can be no assurance that they will continue to market McAfee's products. Also, McAfee currently has limited control over its agents. For example, McAfee is dependent upon its international agents to provide it with information regarding licensees and there can be no assurance that McAfee will be able to obtain sufficient information to contact such licensees, if necessary, regarding renewal. In addition, McAfee may be unaware of the nature and scope of the representations made to customers by these agents. For example, independent agents could make representations to customers about McAfee's current and future products which are inaccurate or incomplete, which could result in the products not meeting customers' expectations or requirements.

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

         Product Liability. McAfee's anti-virus software products and network management products are used to protect and manage computer systems and networks that may be critical to organizations and, as a result, the sale and support of these products by the Company may entail the risk of product liability and related claims. The Company's license agreement with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions, particularly given the Company's reliance on unsigned licenses. A product liability claim brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

         Dependence upon Key Personnel. McAfee's success will depend to a significant extent upon a number of key technical and management employees. While McAfee's employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the employees are generally not otherwise subject to employment agreements and McAfee employees are generally not subject to noncompetition covenants. The loss of the services of any of McAfee's key employees could have a material adverse effect on its business, financial condition and results of operations. McAfee does not maintain life insurance policies on its key employees. McAfee's success also depends in large part upon its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that McAfee will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires.

         Volatility of Stock Price. The trading price of McAfee Common Stock has historically been subject to wide fluctuations in response to quarterly variations in financial performance, shortfalls in revenue or earnings from levels forecast by securities analysts, changes in estimates by such analysts, market conditions in the computer software or hardware industries, product introductions by McAfee or its competitors, announcements of extraordinary events such as acquisitions or litigation or general economic conditions. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology and emerging growth companies, often unrelated to the operating performance of the specific companies. On several occasions during 1995, 1996 and 1997, the closing sales prices for McAfee Common Stock on successive days fluctuated in excess of 10%. There can be no assurance that such fluctuations in McAfee's Common Stock price will not continue in the future.

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

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, March 31, 1997

                                   ---------

                           PART II: OTHER INFORMATION

Item 3.   Legal Proceedings:

          Information with respect to this item is incorporated by reference to
          Note 4 of the Notes to the Consolidated Financial Statements included herein on page 7 of this Report on Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K:

                  (a) The Company filed a report on Form 8-K on March 14, 1997 describing the acquisition by the Company of Jade KK.

                  (b) The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, March 31, 1997

                                   ----------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      McAFEE ASSOCIATES, INC.


                                     /s/ Prabhat K. Goyal
                                     -----------------------------
Date:  May 14, 1997                  Name:    Prabhat K. Goyal
                                     Title:   Vice President Administration,
                                              Chief Financial Officer and
                                              Secretary

                             McAFEE ASSOCIATES, INC.
                            Form 10-Q, March 31, 1997


                                  EXHIBIT INDEX

Exhibit No.                        Exhibit Title                                Page No.
-----------                        -------------                                -------

     3.1 Second Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10Q for the fiscal quarter ended September 31, 1996.

     3.2 By-laws, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No. 33-51042 on Form S-1 (the
               "S-1").

     3.3       Certificate of Designation of Series A Preferred Stock of the
               Company, incorporated by reference to Exhibit 3.3 of the Company's form 10-Q for the Quarter ended September 30, 1996.

     4.1       See Exhibit 10.44, 10.49 and 10.50.

     10.5* 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994 ("1994 Form 10-K"), as amended.

     10.7*     Outside Directors Stock Option Plan, incorporated by reference to
               Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992.

     10.8 Lease Agreement for the Company's facility at 2710 Walsh Avenue dated May 10, 1993, between the Company and John Arillaga and
               Richard T. Peery Separate Property Trusts, incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

Exhibit No.                        Exhibit Title                                Page No.
-----------                        -------------                                -------
     10.10     Asset Acquisition Agreement among the Company and Brightwork,
               Jack Bell, Thomas Dolan, Rosemarie Dubrowsky, Greg Gianforte,
               Kerry Giftos, Roman Michalowski and Philip Raffiani dated March
               16, 1994, together with the Escrow Agreement among the Company,
               Brightwork, BDI Partners, and Silicon Valley Bank as Escrow
               Agent, dated March 30, 1994 (Exhibit 2.3(b) to the Asset
               Acquisition Agreement) and the Employment Agreement, dated March
               30, 1994 between the Company and Greg Gianforte (Exhibit 8.5 to the Asset Acquisition Agreement) incorporated by reference to
               Exhibit 2.1 to the Company's Report on Form 8-K dated March 30,
               1994, as filed with the Securities and Exchange Commission on
               April 12, 1994.

     10.11 Asset Acquisition Agreement by and between the Company and ADS dated April 19, 1994, incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K, dated May 6, 1994, as filed with the Securities and Exchange Commission on May 20, 1994.

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

     10.16*    Employee Stock Purchase Plan, as amended.

     10.17     Lease Agreement between John Arrillaga, Trustee, UTA dated
               7/20/77 (John Arrillaga Separate Property Trust), Richard Peery,
               Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property
               Trust) and the Company dated November 2, 1994, incorporated by reference to Exhibit 10.17 of the 1994 Form 10-K.

     10.18* Offer letter to Richard Kreysar dated December 16, 1994, incorporated by reference to Exhibit 10.18 of the 1994 Form 10-K.

Exhibit No.                        Exhibit Title                                Page No.
-----------                        -------------                                -------

     10.19* Offer letter to Dennis Cline dated September 21, 1994, incorporated by reference to Exhibit 10.19 of the 1994 Form 10-K.

     10.20 401(k) Plan, incorporated by reference to Exhibit 10.20 of the 1994 Form 10-K.

     10.21*    Change in control agreement between McAfee and Robert S.
               Chappelear dated April 14, 1995, incorporated by reference to
               Exhibit 10.1 of the Company's Registration Statement No. 33-93296 on Form S-4 ("the S-4").

     10.22*    Change in control agreement between McAfee and Dennis Cline dated
               April 14, 1995, incorporated by reference to Exhibit 10.2 of the S-4.

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

     10.28     Management Agreement between McAfee and Saber Software
               Corporation dated July 20, 1995, incorporated by reference to
               Exhibit 10.8 of the S-4.

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

Exhibit No.                        Exhibit Title                                Page No.
-----------                        -------------                                -------
     10.31     Sale and Purchase Agreement Relating to 850 shares between
               Patrick Legranche and the Company dated July 27, 1995,
               incorporated by reference to Exhibit 10.31 of the Company's
               September 30, 1995 10-Q.

     10.32     Sales and Purchase Agreement Relating to 1,650 shares between
               Serge Gauthron, Patrick Legranche, Valorisation Informatique de
               Fichiers and the Company dated July 27, 1995, incorporated by reference to Exhibit 10.32 of the Company's September 30, 1995
               10-Q.

     10.33     Common Stock Purchase Warrant to purchase 10,000 shares of the
               Company's Common Stock held by RT Software dated July 27,1995, incorporated by reference to Exhibit 10.33 of the Company's
               September 30, 1995 10-Q.

     10.34     Share Purchase Agreement between International Data Security
               Limited (an Australian company), the Company and International
               Data Security Limited (an English company) dated September 13,
               1995, incorporated by reference to Exhibit 10.34 of the Company's
               September 30, 1995 10-Q.

     10.35     Agreement and Plan of Merger dated March 6, 1996 and among McAfee
               McCor Acquisition Corporation and Vycor Corporation, incorporated by reference to Exhibit 10.35 of the Company's Form 10-K filed for the year ended December 31, 1995 (the "1995 10-K").

     10.36* Change of Control Agreement between McAfee and Mark Woodward dated November 10, 1995, incorporated by reference to Exhibit
               10.36 of the Company's 1995 10-K.

     10.37*    Confidential Agreement and Release of Claims between McAfee and
               Robert Chappaelear dated January 30, 1996, incorporated by reference to Exhibit 10.37 of the Company's 1995 10-K.

     10.38 Sublease Agreement dated November 15, 1995 between the Company and Digital Video Systems, incorporated by reference to Exhibit
               10.38 of the Company's 1995 10-K.

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

     10.40     1995 Stock Incentive Plan, incorporated by reference to Exhibit
               10.40 of the Company's Form 10-Q for the Quarter ended March 31,
               1996.

Exhibit No.                        Exhibit Title                                Page No.
-----------                        -------------                                -------
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

     10.45     Amendment No. 2 to Lease dated May 9, 1996, by and between the
               Company and Arrilliga Family Trust and Richard T. Peery Separate
               Property Trust, incorporated by reference to Exhibit 10.45 of the Company's Form 10-K filed for the year ended December 31, 1996
               (the "1996 Form 10-K").

     10.46     Lease Agreement for facility at 2855 Bowers Avenue dated October
               22, 1996 between the Company and Arrilliga Family Trust and
               Richard T. Peery Separate Property Trust, incorporated by reference to Exhibit 10.46 of the 1996 Form 10-K.

     10.47     Lease Agreement for facility at 4099 McEwen Road, Dallas dated
               November 14, 1996, between the Company and Blue Lake Partners,
               Ltd., incorporated by reference to Exhibit 10.47 of the 1996 Form
               10-K.

     10.48     Resignation Agreement and General Release of Claims, dated
               November 19, 1996 between the Company and Richard Kreysar, incorporated by reference to Exhibit 10.47 of the 1996 Form 10-K.

Exhibit No.                        Exhibit Title                                Page No.
-----------                        -------------                                -------
     10.49     Stock Exchange Agreement, dated January 13, 1997, by and among the Company, FSA Combination Corp., Kabushiki Kaisha Jade
               ("Jade") and the shareholders of Jade, and the Registration
               Rights Agreement, dated January 13, 1997 by and between the
               Company and the shareholders of Jade, all incorporated by
               reference to the Company's Report on Form 8-K, as filed with the
               Securities and Exchange Commission on March 14, 1997,
               incorporated by reference to Exhibit 10.49 of the 1996 Form 10-K.

     10.50 Stock Exchange Agreement, dated February 28, 1997, by and among the Company, FSA Combination Corp., Schuijers Holding B.V.
               ("Schuijers") and the shareholders of Schuijers, and the Registration Rights Agreement, dated February 28, 1997, by and between the Company and shareholders of Schuijers, incorporated by reference to Exhibit 10.50 of the 1996 Form 10-K.

     10.51     Sublease Agreement for facility at 2805 Bowers Avenue, Santa
               Clara dated February 20, 1997 by and between the Company and National Semiconductor Corporation.

     10.52 Quota Purchase Assignment Agreement, dated April 14, 1997, by and among the Company and McAfee Do Brasil Ltda.,
               Compusul-Consultoria E Comercio De Informatica Ltda., and The
               Stockholders of Compusul-Consultoria E Comercio De Informatica
               Ltda.

     11.1      Computation of Net Income Per Share.

     27.1      Financial Data Schedule.


-----------------------------
* Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee.