Form 10-Q
period 1997-06-30
MCAFEE ASSOCIATES INC
filed 1997-08-14
CIK 890801

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

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

     50,881,368 shares of the registrant's common stock, $0.01 par value, were outstanding as of July 31, 1997.

                        THIS DOCUMENT CONTAINS 38 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 29.

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, June 30, 1997



                                 C O N T E N T S

Item Number                                                                      Page
-----------                                                                      ----
                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets:
                   June 30, 1997 and December 31, 1996.............................3
                Condensed Consolidated Statements of  Income:
                   Three months and six months ended June 30, 1997 and 1996........4
                Condensed Consolidated Statements of Cash Flows:
                   Six months ended June 30, 1997 and 1996 ........................5
                Notes to Consolidated Financial Statements.........................6


Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................8


                           PART II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.........................................26



SIGNATURES........................................................................28

EXHIBIT INDEX.....................................................................29

                             MCAFEE ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)



                                     ASSETS

                                                                June 30      December 31
                                                                 1997           1996
                                                               --------      --------
                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                   $117,830      $ 76,363
   Marketable securities                                         40,510        50,368
   Accounts receivable, net of allowances for doubtful
       accounts and returns  of $3,580  and $3,027 at
       June 30, 1997 and December 31, 1996                       60,162        25,930
   Prepaids and other current assets                              6,121         5,097
   Prepaid taxes                                                    175         1,869
   Deferred taxes                                                 3,912         4,321
                                                               --------      --------
         Total current assets                                   228,710       163,948
Long term investments                                            37,674        14,021
Fixed assets, net                                                14,626         7,486
Intangibles, net                                                  3,388         1,001
Deferred taxes                                                    6,840         7,719
Other assets                                                        795           310
                                                               --------      --------
         Total assets                                          $292,033      $194,485
                                                               ========      ========

                                   LIABILITIES
Current liabilities:
   Accounts payable                                            $ 10,434      $  5,379
   Accrued liabilities                                           16,176        15,734
   Deferred revenue                                              27,606        20,182
                                                               --------      --------
         Total current liabilities                               54,216        41,295
   Deferred revenue, less current portion                         5,420         3,663
                                                               --------      --------
         Total liabilities                                       59,636        44,958
                                                               --------      --------

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
     authorized:  5,000,000 shares
Common stock, $.01 par value;
     authorized:  100,000,000 shares; issued and
     outstanding:  50,675,279 shares at June 30, 1997 and
            48,662,489 at December 31, 1996                         511           488
Additional paid-in capital                                      117,554        77,259
Retained earnings                                               114,332        71,780
                                                               --------      --------
         Total stockholders' equity                             232,397       149,527
                                                               --------      --------
           Total liabilities and stockholders' equity          $292,033      $194,485
                                                               ========      ========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                       Three Months                  Six Months
                                                       Ended June 30,              Ended June 30,
                                                  ----------------------      ----------------------
                                                     1997         1996           1997         1996
                                                  --------      --------      --------      --------
Net revenue                                        $86,271      $ 40,767      $159,628      $ 74,612

Operating costs and expenses:
    Cost of net revenue                              6,418         2,450        12,336         4,517
    Research and development                        11,878         4,752        21,536         8,562
    Marketing and sales                             25,292        11,596        47,279        21,179
    General and administrative                       6,300         2,961        11,855         5,674
    Amortization of intangibles                        213         1,099           317         1,649
    Acquisition and other unusual costs                 --         2,868            --        11,165
                                                  --------      --------      --------      --------
          Total operating costs and expenses        50,101        25,726        93,323        52,746
                                                  --------      --------      --------      --------
            Income from operations                  36,170        15,041        66,305        21,866

Other income                                         2,014           645         3,646         1,242
                                                  --------      --------      --------      --------
          Income before income taxes                38,184        15,686        69,951        23,108
Provision for income taxes                          14,510         6,286        26,581        12,625
                                                  --------      --------      --------      --------
            Net income                            $ 23,674      $  9,400      $ 43,370      $ 10,483
                                                  ========      ========      ========      ========

Net income per share                              $   0.44      $   0.18      $   0.81      $   0.20
                                                  ========      ========      ========      ========

Shares used in per share calculation                54,158        52,616        53,884        52,206
                                                  ========      ========      ========      ========



                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                Six Months
                                                                               Ended June30,
                                                                            1997           1996
                                                                        ---------       ---------
Cash flows from operating activities:
   Net income                                                           $  43,370       $  10,483
   Adjustments to reconcile net income to net cash
       provided from operating activities:
     Depreciation and amortization                                          2,276           2,579
     Provision for doubtful accounts receivable
        and allowance for returns                                             553             540
     Unrealized gain on investments                                          (137)             --
     Deferred taxes                                                         1,288           2,538
     Changes in assets and liabilities:
       Accounts receivable                                                (34,785)          3,308
       Prepaids and other assets                                           (1,509)           (525)
       Refundable income taxes                                              1,694              --
       Accounts payable and accrued liabilities                             5,497           4,794
       Prepaid income taxes                                                    --           4,162
       Deferred revenue                                                     9,181          (6,525)
                                                                        ---------       ---------
         Net cash provided by operating activities                         27,428          21,354
Cash flows from investing activities:
   Purchase of Compusul                                                    (2,709)             --
   Purchases of investment securities, net                                (13,795)        (16,059)
   Additions to fixed assets                                               (9,094)         (1,691)
   Net liabilities of Jade K.K. acquired under pooling transaction         (1,122)             --
   Net assets of SHBV acquired under pooling transaction                      925              --
                                                                        ---------       ---------
         Net cash used in investing activities                            (25,795)        (17,750)
                                                                        ---------       ---------
Cash flows from financing activities:
   Effect of exchange rate fluctuations                                      (484)            (22)
   Stock option exercises                                                  15,420           4,368
   Tax benefit from exercise of nonqualified stock options                 24,898          11,250
                                                                        ---------       ---------
         Net cash provided by financing activities                         39,834          15,596
                                                                        ---------       ---------
Net increase in cash and cash equivalents                                  41,467          19,200
Cash and cash equivalents at beginning of period                           76,363          30,299
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $ 117,830       $  49,499
                                                                        =========       =========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                             MCAFEE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.    Basis of Presentation:

       The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997. The balance sheet as at December 31, 1996 has been derived from the audited financial statements as of and for the year ended December 31, 1996, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

 2.    Recent Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128),"Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. FAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

       In July 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which requires a separate financial statement showing changes in comprehensive income is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS 130 requires reclassification of all prior-period financial statements for comparative purposes.

       In July 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report certain information about operating segments, including certain information about their products, services, the geographic areas in which they operate and their major customers. This statement supersedes FASB Statements Nos. 14, 18, 24 and 30. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

 3.    Acquisitions:

       On April 15, 1997, the Company acquired a controlling interest in its former distributor, Compusul-Consultores de Informatica Ltda. ("Compusul") of Sao Palo, Brazil, for an aggregate purchase price of $3.6 million, represented by an initial payment of $2.6 million and an additional $1.0 million payable upon the achievement of certain earnings targets. The acquisition was accounted for as a purchase transaction. The excess of the purchase price, including transaction costs, over the net assets acquired was $2.7 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 5 years.

4.     Litigation

       On April 1, 1997, the Company was named as defendant in an action filed by CyberMedia, Inc. ("CyberMedia") in the United States District Court for the Northern District of California. The complaint alleges that the packaging and advertisement of the Company's PC Medic 97 product, which was introduced in March 1997, constitute unfair competition, false advertising and trade libel with respect to CyberMedia's "First Aid 97" product. The complaint seeks unspecified damages and injunctive relief, including a temporary restraining order. On April 9, 1997, the court denied CyberMedia's application for a temporary restraining order. A date has been set in June 1997, for a hearing on plaintiff's request for a preliminary injunction. McAfee has filed an opposition to the request for a preliminary injunction. McAfee has filed an opposition to the request for a restraining order which denies the allegations of CyberMedia's complaint. In May, the parties reached an agreement pursuant to which the complaint was dismissed.

       On April 24, 1997, the Company received notice that Symantec Corporation ("Symantec") filed suit in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair competition by the Company. Symantec alleges that the Company's computer software program called "PC Medic 1997" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's complaint seeks injunctive relief and unspecified money damages. On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to the Company's "VirusScan" product. Symantec seeks injunctive relief and unspecified money damages. The Company is continuing to investigate the facts surrounding Symantec's claims.

       On May 13, 1997, Trend Micro Inc. ("Trend") filed suit in United States District Court for the Northern District of California. Trend alleges that the Company's "WebShield" and "GroupShield" products infringe a Trend patent which recently was issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, the Company filed its answer denying any infringement. The Company also filed a counterclaim accusing Trend of unfair competition, false advertising, trade libel, and interference with prospective economic advantage. The case is in the initial stages of discovery. The Court has not yet set a trial date.

                             MCAFEE ASSOCIATES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------


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

OVERVIEW

         McAfee Associates, Inc. ("McAfee" or the "Company") licenses network security and management products, including help desk and storage management software. Prior to July 1, 1995, net revenue from licenses for anti-virus software was generally recognized ratably over the two year license period because there was no basis for unbundling the separate maintenance portion of the license, while net revenue from licenses for network management software was generally recognized 80% at the time of the licensing transaction with the remaining 20%, representing the maintenance portion of the license fee, recognized ratably over the two year license period. Effective July 1, 1995, the Company established a basis for unbundling the maintenance portion of the anti-virus license and began to generally recognize 80% of license fees for electronically distributed anti-virus software at the time of the licensing transaction. The deferred revenue from anti-virus licenses entered into prior to July 1, 1995, however, has been ratably recognized over the original subscription periods. This change in the Company's revenue recognition policy has resulted in the earlier recognition of revenue over the last eight quarters with a corresponding decrease in the amount of deferred revenue on the Company's balance sheet.

                             MCAFEE ASSOCIATES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------

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

         On April 14, 1997, the Company acquired a former Brazilian distributor, Compusul-Consultoria E Comercio de Informatica Ltda. ("Compusul"). This combination was accounted for as purchase transaction. Compusul's results for the quarter ended June 30, 1997 have been included in the Company's consolidated results for that period.

         The Company's results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, distributor inventory levels and return rates, Company inventory levels, product upgrades or updates released by the Company or its competitors, changes in product prices, the impact of competitive pricing or products, timely availability and acceptance of new products, changes in product mix, changes in the market for anti-virus or network management software, inclusion of network security or management software functionality in system software, failure to manage growth and/or potential acquisitions, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Historically, renewals have accounted for a significant portion of the Company's net revenue, however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. The Company's results for any given period should not be relied upon as indicative of future performance. See "Risk Factors -- Variability of Quarterly Operating Results.

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

                             MCAFEE ASSOCIATES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in the Company's statements of operations for the three and six month periods ended June 30, 1997 and 1996:

                                                 Three months ended       Six Months Ended
                                                      June 30                 June 30
                                                 -------------------     -----------------
                                                  1997        1996        1997        1996
                                                 -----       -----       -----       -----
Net revenue                                      100.0%      100.0%      100.0%      100.0%
Operating costs and expenses:
   Cost of net revenue                             7.4         6.0         7.7         6.0
   Research and development                       13.8        11.7        13.6        11.5
   Marketing and sales                            29.3        28.4        29.6        28.4
   General and administrative                      7.3         7.3         7.4         7.6
   Amortization of intangibles                     0.2         2.7         0.2         2.2
   Acquisition and other unusual costs              --         7.0          --        15.0
                                                 -----       -----       -----       -----
       Total operating costs and expenses         58.1        63.1        58.5        70.7
                                                 -----       -----       -----       -----
           Income from operations                 41.9        36.9        41.5        29.3
Other income                                       2.4         1.6         2.3         1.7
                                                 -----       -----       -----       -----
           Income before income taxes             44.3        38.5        43.8        31.0
Provision for income taxes                        16.8        15.5        16.7        17.0
                                                 -----       -----       -----       -----
           Net income                             27.5%       23.0%       27.1%       14.0%
                                                 =====       =====       =====       =====


Net Revenue. Net revenue increased 112% to $86.3 million in the three months ended June 30, 1997 from $40.8 million in the three months ended June 30, 1996. For the six month period ended June 30, 1997, net revenue increased 114% to $159.6 million from $74.6 million in the same period in 1996. This increase is largely attributable to increased revenue from licenses for anti-virus/security products and renewal of expiring anti-virus licenses and, to a lesser extent, licenses for network management and help desk (McAfee Service Desk) products. Net revenue also increased as a result of increased sales of

--------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 17 for a discussion of certain factors that could effect future performance.

                             MCAFEE ASSOCIATES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------

shrink-wrapped products through traditional distribution channels. Revenue generated through distribution channels tends to be non-linear and this may cause the Company's revenue to fluctuate in the future. The Company has experienced increased price competition for its products and expects competition to increase in the near term, which may result in reduced average selling prices for the Company's products.* Due to competitive and other factors (such as a maturing client anti-virus market and an increasingly higher base from which to grow), the Company's historic growth rate will be difficult to maintain.* In response to increasing price competition and in an effort to maintain average selling prices, the Company has recently introduced its anti-virus/security product suites. There can be no assurance that this strategy will be successful.* In January 1997, the Company implemented a licensing program with its distribution and corporate channel resellers (such as value added resellers
(VARs) and system integrators) in an effort to increase sales through indirect channels. There can be no assurance that this licensing program will be successful.*

         Net revenue from international sales accounted for approximately 27% and 20% of net revenue for the three months ended June 30, 1997 and 1996, respectively. For the six month periods ended June 30, 1997 and 1996, the percentage of net revenue from international licenses was approximately 26% and 23%, respectively. This increase was due to increased sales through traditional distribution channels as well as the expansion of the Company's international operations in Japan, the Netherlands and Brazil as a result of the acquisition of Jade KK and a former distributor Shuijers Holding B.V. ("SHBV") in February 1997 and Compusul in April 1997. The Company denominates certain international license fees in local currencies, primarily European currencies. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. In July 1997, the Company began to manage potential foreign currency fluctuations using non-leveraged forward currency contracts. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.* In addition, a portion of the Company's international sales are generated through independent agents. Since these agents are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Also, despite the Company's dependence in certain international markets upon the marketing, sales and customer support of its agents, the Company currently has limited control over its agents. For example, the Company is dependent upon its international agents to provide it with

--------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 17 for a discussion of certain factors that could effect future performance.

                             MCAFEE ASSOCIATES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------

information regarding licensees and there can be no assurance that the Company will be able to obtain sufficient information to contact such licensees, if necessary, regarding renewal. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these agents. See "Risk Factors -- Risks Related to International License Revenue."

         Cost of Net Revenue. The Company has historically distributed the majority of its products electronically, and as a result, its cost of net revenue has been low relative to other software vendors. The Company's cost of net revenue includes the cost of media, manuals and packaging for products distributed through traditional distribution channels and third-party royalties. The cost of net revenue does varies among the Company's products, because, in part, products may include third party technology on which royalties are payable. The cost of net revenue also differs between international and domestic sales as international sales are primarily through traditional distribution channels and costs of media, manuals and packaging for products sold internationally tend to be higher.

                  For the three months ended June 30, 1997 and 1996, the Company's cost of net revenue was $6.4 million and $2.5 million, respectively. The cost of net revenue for the six month period ended June 30, 1997 increased to $12.3 million from $4.5 million in the same period in 1996. As a percentage of net revenue, cost of net revenue increased to 7.4% from 6.0% in the three month period ended June 30, 1997 and 1996, respectively and increased to 7.7% from 6.0% in the six month period ended June 30, 1997 and 1996, respectively. The cost of revenue fluctuates slightly on a quarter to quarter basis depending on the percentage of revenue that is distributed electronically versus traditional channels. The increases in cost as a percent of revenue is attributable to an increasing percentage of the Company's products being distributed through traditional distribution channels, partially as a result of the increase in the overall percentage of international sales. To the extent this trend continues, the Company's cost of net revenue would increase and, accordingly, gross margins would decrease.* See "Risk Factors -- Variability of Quarterly Operating Results."

         Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's software development and technical support staff and to a lesser extent, costs associated with independent contractors. Research and development expenses increased 150% to $11.9 million in the three months ended June 30, 1997 from $4.8 million in same period in 1996. For the six month period ended June 30, 1997, research and development expenditures increased 152% to $21.6 million from $8.6 million in the same period in 1996. These increases were primarily due to growth in the Company's product development staff, increased use of third-party contractors and increased development activity mainly in security products, server based products, McAfee Service Desk, as well as the transition to the Company's VirusScan 3.0 product. As a percentage of net revenue,

--------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 17 for a discussion of certain factors that could effect future performance.

                             MCAFEE ASSOCIATES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------

research and development expenses increased to 13.8% for the three months ended June 30, 1997 from 11.7% for the same period in 1996 and increased to 13.6% in the six months ended June 30, 1997 from 11.5% for the same period in 1996. These increases primarily reflect the Company's continued investment in new and existing products. The Company anticipates that research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of net revenue.*

        The Company's future success will depend in large part upon its ability to continue to offer a broad range of anti-virus/security and network management/help desk products, to continue to enhance its existing products, to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer requirements.* The Company also believes that providing a high level of technical support is key to success in the anti-virus/security and network management/help desk markets.* Furthermore, while the Company updates its products on a regular basis, competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of the Company's existing or new products.* As a result, the Company believes that significant investments in product development and technical support are essential.* The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.* See "Risk Factors -- Rapid Technological Change; Risks Associated with Product Development."

         Marketing and Sales. Marketing and sales expenses consist principally of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 118% to $25.3 million in the three months ended June 30, 1997 from $11.6 million in the three months ended June 30, 1996. For the six month period ended June 30, 1997, marketing and sales expenditures increased 123% to $47.3 million from $21.2 million in the same period in 1996. These increases principally reflect growth in the Company's sales and marketing staff, including the expansion of the Company's international operations, expanded coverage in indirect channels in an effort to grow indirect sales, and increased advertising and promotional expenses.

         As a percentage of net revenue, marketing and sales expenses increased to 29.3% in the three months ended June 30, 1997, from 28.4% in the same period in 1996, and increased to 29.6% in the six months ended June 30, 1997 from 28.4% in the same period in 1996. These increases principally reflect greater proportionate growth in the Company's sales and marketing staff and advertising and promotional expenses as compared to revenue growth. The Company is seeking to expand its product line in the future, and such expansion could contribute to an increase in marketing and sales expenses as a percentage of revenue.*

--------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 17 for a discussion of certain factors that could effect future performance.

                             MCAFEE ASSOCIATES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------

         General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel, general operating costs and legal, accounting and other professional fees. General and administrative costs increased 113% to $6.3 million in the three months ended June 30, 1997 from $3.0 million in the three months ended June 30, 1996. For the six months ended June 30, 1997, general and administrative expenditures increased 109% to $11.9 million from $5.7 million. These increases are largely a result of a concerted effort to strengthen the infrastructure of the Company both domestically and internationally to accommodate its growth in revenue. As a percentage of net revenue, general and administrative expenses was 7.3% in the three months ended June 30, 1997 and 1996, and decreased to 7.4% in the six months ended June 30, 1997 from 7.6% in the same period in 1996. The Company intends to continue to make investments in its general and administrative infrastructure, and, as a result, expects general and administrative expenses to increase in absolute dollars.*

        Amortization of Intangibles. The Company expensed $213,000 and $1.1 million of amortization related to intangibles in the three months ended June 30, 1997 and 1996, respectively, and $317,000 and $1.6 million in the six months ended June 30, 1997 and 1996, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions.

         Other Income. Other income consists primarily of interest income earned on the Company's cash and short and long term investments and foreign exchange gains. Other income totaled $2.0 million and $645,000 in the three months ended June 30, 1997 and 1996, respectively, and $3.6 million and $1.2 million in the six months ended June 30, 1997 and 1996 respectively. These increases in the Company's other income relate to higher interest income resulting from higher average balances invested.

         Provision for Income Taxes. The provision for income taxes is recorded at the Company's effective tax rate which, for the three month periods ended June 30, 1997 and 1996, was 38.0% and 40.1%, respectively. For the six month periods ended June 30, 1997 and 1996, the effective tax rate was 38.0% and 54.6%, respectively. The Company's effective tax rate reflects the non-deductibility for tax purposes of $11.2 million in acquisition costs expensed during the six months ended June 30, 1996, of which $8.3 million was expensed in the three months ended March 31, 1996. The Company has not reduced the deferred tax asset by a valuation allowance as it is likely that all of the deferred tax asset will be realized due to sufficient taxable income available through carryback to prior years and to carryforward to future years.*


--------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 17 for a discussion of certain factors that could effect future performance.

                             MCAFEE ASSOCIATES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had $117.8 million in cash and cash equivalents and $78.2 million in marketable securities, for a combined total of $196.0 million.

         Net cash provided by operating activities was $27.4 million and $21.4 million for the six months ended June 30, 1997 and 1996, respectively. Net cash provided by operating activities for the six months ended June 30, 1997 consisted primarily of net income, an increase in accounts payable and accrued liabilities together with an increase in deferred revenue offset by an increase in accounts receivable. Net cash provided by operating activities for the six months ended June 30, 1996 consisted primarily of net income plus and non-cash expenses plus an increase in accounts payable and accrued liabilities offset by decreases in accounts receivable, prepaid income taxes, deferred taxes and deferred revenue.

         At June 30, 1997, the Company's accounts receivable balance as a percentage of sales for the quarter then ended meaningfully increased over the prior period. This increase was due to, among other factors, the Company's decision to extend payment terms rather than to reduce prices in response to increasing price competition in the maturing anti-virus market; the Company's increased emphasis on international sales (typically having longer payment terms); a higher percentage of indirect sales through indirect channels; the effect on receivables of the Company's transition to the VirusScan 3.0 product relating to exchanges with resellers of updated inventory for older VirusScan
2.0 inventory; and a shift in the Company's product mix to more server/enterprise based products. Due in part to these trends and to the seasonal nature of the third quarter (where a higher percentage of the Company's sales have historically been, and are expected to be, concentrated in the last month of the quarter), the Company expects this trend to continue into the quarter ended September 30, 1997.* With an increase in business through indirect channels, the Company's receivable collection experience has become more dependent on the longer payment cycle for VARs and system integrators. In addition, to the extent that the Company's receivable balance increases, the Company will be subject to greater general credit risks with respect thereto.*

         Net cash used in investing activities was $25.8 million in the six months ended June 30, 1997, primarily reflecting purchases of marketable securities and fixed assets as well as goodwill from the acquisition of Compusul. Net cash used by investing activities in the six months ended June 30, 1996 was $17.8 million, primarily reflecting purchases of marketable securities.

--------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 17 for a discussion of certain factors that could effect future performance.

                             MCAFEE ASSOCIATES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------

         Net cash provided by financing activities was $39.8 million and $15.6 million in the six months ended June 30, 1997 and 1996, respectively, consisting primarily of the proceeds and tax benefits associated with the exercise of nonqualified stock options.

The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.*

--------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 17 for a discussion of certain factors that could effect future performance.

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

The operating results of many software companies reflect seasonal trends, and McAfee's business, financial condition and results of operations may be affected by such trends in the future. Such trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market. The Company has had significant growth in net revenue and net income. The Company has experienced and expects to continue to experience increased price competition for its products and expects competition to increase in the near-term, which may result in reduced average selling prices for the Company's products in the future.* Due to these and other factors (such as a maturing anti-virus market and an increasingly higher base from which to grow), the Company's historic growth rate will be difficult to maintain.* In addition, although the Company has historically experienced greater order growth rates as compared to revenue growth rates in sequential quarters, that was not the case in the quarter ended June 30, 1997 and the Company has seen a general convergence of these growth rates.* In January 1997, the Company implemented a licensing program with its distribution and corporate channel resellers (such as value added resellers (VARs) and system integrators) in an effort to increase sales through indirect channels. There can be no assurance that this licensing program will be successful.*

          The Company has historically distributed the majority of its products electronically, and as a result, its cost of net revenue has been low relative to other software vendors. The Company's cost of net revenue includes the cost of media, manuals and packaging for products distributed through traditional distribution channels and third-party royalties. The cost of revenue fluctuates slightly on a quarter to quarter basis depending on the percentage of revenue that is distributed electronically versus traditional channels. As a percentage of net revenue, cost of net revenue increased to 7.7% from 6.0% in the six month periods ended June 30, 1997 and 1996 respectively. The increase in cost as a percent of revenue is attributable to an increasing percentage of the Company's products being distributed through traditional distribution channels. To the extent this trend continues, the Company's cost of net revenue would increase and, accordingly, gross margins would decrease. See "Results of Operations -- Cost of Net Revenue."

         Risk of Inclusion of Network Management and Security Functionality in Other Software. In the future, vendors of operating system software or other software (such as firewall or electronic mail software) may continue to enhance their products (including separate products that are bundled together) to include functionality that is currently provided most often by network security and management software. This enhancement could be achieved through the addition of functionality to operating system software or other software or the bundling of network security and management software with operating system software or other products. For example, Microsoft introduced limited anti-virus functionality into MS-DOS versions in 1993. The widespread inclusion of the functionality of McAfee's products, and of the functionality of the network security or management products, as standard features of operating system software or other software could render McAfee's products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of McAfee's products. Furthermore, even if the network security and/or management functionality provided as standard features by operating systems or other software is more limited than that of McAfee's products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional software. If McAfee was unable to develop new network security and management products to further enhance operating systems or other software and to replace successfully any obsolete products, McAfee's business, financial condition and results of operations would be materially adversely affected.

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

         McAfee has in the past experienced delays in software development, and there can be no assurance that McAfee will not experience delays in connection with its current or future product development activities. Software products as complex as those offered by McAfee may contain undetected errors or version compatibility issues, particularly when first introduced or when new versions are released, resulting in loss of or delay in market acceptance. For example, the Company recently experienced compatibility issues in connection with its recent NetShield upgrade, and also McAfee's anti-virus software products have in the past falsely detected viruses that did not actually exist. See "Risk Factors -- Risk of False Detection of Viruses." Delays and difficulties associated with new product introductions, performance or enhancements could have a material adverse effect on McAfee's business, financial condition and results of operations.

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

         McAfee's Dependence on Anti-Virus Product Revenue. McAfee derived a substantial majority of its net revenue in 1996 and the quarter ended June 30, 1997 from licensing its anti-virus software products, and these products are expected to continue to account for a substantial portion of McAfee's net revenue for the foreseeable future. Because of this concentration of revenue, a decline in demand for, or in the prices of, McAfee's anti-virus software products as a result of competition, technological change, the inclusion of anti-virus functionality in operating system or other software or otherwise, or a maturation in the anti-virus software market could have a material adverse effect on McAfee's business, financial condition and results of operations. In addition, while McAfee will continue to focus on growing its anti-virus revenue, factors such as increased competition, technological change or expanded operating system functionality could adversely affect McAfee's future rate of growth.

         Dependence on Emergence of Network Management and Network Security Markets. The markets for McAfee's network management and network security products are evolving, and their growth depends upon broader market acceptance of network management and network security software, including help desk software. Although the number of LAN-attached personal computers ("PCs") has increased dramatically, the network management and network security markets continue to be emerging markets and there can be no assurance that such markets will continue to develop or that further market development will be rapid enough to significantly benefit McAfee. In addition, there are a number of potential approaches to network management and network security, including management and security tools incorporated into network operating systems. Therefore, even if network management and network security tools gain broader market acceptance, there can be no assurance that McAfee's products will be chosen by organizations which acquire network management and network security tools. Furthermore, to the extent that either the network management or network security market does continue to develop, McAfee expects that competition will increase. See "Risk Factors -- Competition" and "Risk Factors -- Risk of Inclusion of Network Security and Management Functionality in Other Software."

         Competition. The market for McAfee's products is intensely competitive and McAfee expects competition to increase in the future. McAfee believes that the principal competitive factors affecting the market for its products include performance, functionality, quality, customer support, breadth of product line, frequency of upgrades and updates, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of McAfee's anti-virus software products compete include the number and types of viruses detected, the speed at which the products run and ease of use. Certain of McAfee's competitors have been in the network management market longer than McAfee, and other competitors, such as Symantec, Intel and Seagate, are larger and have greater name recognition than McAfee. In addition, certain larger competitors such as Intel, Microsoft and Novell have established relationships with hardware vendors related to their other product lines. These relationships may provide them with a competitive advantage in penetrating the OEM market with their network management products. As is the case in many segments of the software industry, McAfee has been encountering, and expects to further encounter, increasing competition. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which events would materially adversely affect McAfee's business, financial condition and results of operations. In addition competitive pressures will make it difficult for McAfee to maintain its growth rate.

         The network security and management market is highly fragmented with products offered by many vendors. McAfee's principal competitor is the Peter Norton Group of Symantec in the network security market and Intel's LanDesk in the network management market. Other competitors include Computer Associates/Cheyenne Software, Intel, Seagate, the Dr. Solomon Group and Trend Micro, Inc., as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. McAfee also faces competition in the security market from Cisco Systems, Inc., Security Dynamics, Checkpoint and other vendors in the encryption/firewall market. In addition, McAfee faces competition from large and established software companies such as Microsoft, Novell and Hewlett Packard which offer network management products as enhancements to their network operating systems. McAfee believes that as the network management market develops, McAfee may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. With the acquisition of Vycor Corporation, the Company faces new competition from vendors in the help desk market. The Company's principal competitors in the help desk market are Remedy Corporation and Software Artistry. The Company also faces significant competition in the storage management market. There can be no assurance that McAfee will continue to compete effectively against existing and potential competitors, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than McAfee. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not in the future decide to compete more directly with McAfee by utilizing electronic software distribution.

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

         Risks Associated with Acquisitions. McAfee has consummated a series of acquisitions since 1995, including the acquisition of the following: Compusul of Brazil on April 14, 1997, Jade KK of Japan on February 28, 1997, a controlling interest in FSA Corporation of Canada on August 30, 1996, Vycor Corporation in the first quarter of 1996 and Saber Software Corporation, Inc. in the third quarter of 1995. In addition, since 1995 McAfee has acquired a number of its international distributors, including distributors in France, England and the Netherlands. Past McAfee acquisitions have consisted of, and future acquisitions will likely include, acquisitions of businesses, interests in businesses and assets of businesses. McAfee's past acquisitions have presented, and any future acquisitions by McAfee could present, challenges to McAfee's management, such as integration and incorporation of new operations, product lines, technologies and personnel. If McAfee's management is unable to manage these challenges, McAfee's business, financial condition and results of operations could be materially adversely affected. Any acquisition, depending on its size, could result in the use of a significant portion of McAfee's available cash, or if such acquisition is made utilizing McAfee's securities, could result in significant dilution to McAfee's stockholders. McAfee's acquisitions may result in the incurrence or the assumption of liabilities , including liabilities that are unknown or not fully known to McAfee at the time of acquisition, which could have a material adverse effect on McAfee's business, financial condition and results of operations. Furthermore, there can be no assurance that any products acquired in connection with such acquisitions will gain acceptance in McAfee's markets. Also there can be no assurance that McAfee will be able to repatriate funds from these countries.

         Risks Associated with Failure to Manage Growth. The growth of McAfee has placed, and any further expansion would continue to place, a significant strain on the Company's limited personnel, management and other resources. McAfee's ability to manage any further growth, particularly with the expansion of the Company's international business and growth in indirect channel business, will require it to attract, train, motivate and manage new employees successfully, to effectively integrate new employees into its operations and to continue to improve its operational, financial, management and information systems and controls. The failure of McAfee's management team to effectively manage any further growth could have a material adverse effect on McAfee's business, financial condition and results of operations.

         Reliance on Indirect Channels of Distribution. McAfee markets a significant portion of its products to end-users through distributors. In particular, Ingram Micro Devices has accounted for 17%, 12% and 12% of net revenue in 1996, 1995 and 1994, respectively. In the quarter ended June 30, 1997, Ingram Micro Devices accounted for 19% of net revenue. These distributors also sell other products that are complementary to, or compete with, those of McAfee. While McAfee encourages its distributors to focus on their respective products through marketing and support programs, there can be no assurance that these distributors will not give greater priority to products of other suppliers, including competitors. Distributors have no long-term obligations to purchase products from McAfee. In addition, McAfee has begun to recognize revenue for products sold through distributors upon sales to distributors. Since McAfee's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Returns could exceed reserves as a result of distributors holding excessive McAfee product inventory. Such excessive distributor inventories could result from among other things, returns to distributors by end users, inaccurate estimates of end user demand by distributors, increased purchases by distributors in response to sales incentives or transitions to new products or versions of products. There can be no assurance that any future reserves for returns will be adequate.

         As the Company's help desk, network management and network security products become more complex and require additional customer support, the Company will require distributors, resellers and system integrators to provide a portion of this increasing level of support. There can be no assurance that such third parties will be able or willing to provide additional support services. Moreover, increased reliance on these third parties will reduce the Company's control over the provision of support services. Moreover, increased reliance on these third parties will reduce the Company's control over the provision of support services for its products and place a greater burden on these third parties, which, in turn, could harm the Company's relationships or reputation with such third parties or the end users of its products and result in decreased sales of, or prices for, its products.

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

         There has also been substantial industry litigation regarding intellectual property rights of technology companies. McAfee has in the past been subject to litigation related to its intellectual property and, from time to time, McAfee receives claims that it has infringed the intellectual property rights of others. There can be no assurance that infringement claims will not be asserted against McAfee in the future or that the outcome of any such claims would not have a material adverse effect on McAfee's business, financial condition and results of operation. For example, in April 1997, Symantec Corporation ("Symantec") filed a complaint alleging copyright infringement and unfair competition by McAfee. Symantec alleged that McAfee's computer software program called "PC Medic 1997" copied portions of Symantec's computer software program entitled "CrashGuard". On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to McAfee's "VirusScan" product. Symantec seeks injunctive relief and unspecified money damages. The Company is continuing to investigate the facts surrounding Symantec's claims. Should further investigation or discovery reveal substantial use by McAfee of Symantec's proprietary or confidential information, such usage could have a material adverse effect on McAfee's business, financial condition and results of operation. In addition, as McAfee may acquire a portion of software included in future products from third parties, its exposure to infringement actions may increase because McAfee must rely upon such third parties as to the origin and ownership of any software being acquired. Similarly, McAfee's exposure to infringement claims exists and will increase to the extent that it currently employs or hires additional software engineers previously employed by its competitors, notwithstanding measures taken by McAfee to prevent usage by these software engineers of intellectual property used or developed by them while employed by a competitor. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by McAfee. McAfee may also be subject to litigation to defend it against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on McAfee's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of McAfee's proprietary rights, subject McAfee to significant liabilities, require McAfee to seek licenses from third parties or prevent McAfee from manufacturing or selling its products, any one of which could have a material adverse effect on McAfee's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

         Risks Related to International License Revenue. In 1996, 1995 and 1994 net revenue from international licenses (license revenue from outside the United States and Canada) represented approximately 19%, 29% and 23%, respectively, of McAfee's net revenue. In the six months ended June 30, 1997, net revenue from international licenses represented approximately 26% of McAfee's net revenue. McAfee expects that net revenue from international licenses will continue to account for a significant portion of net revenue. A significant portion of McAfee's international revenue in 1997 is expected to be denominated in local currency. In July 1997, the Company began to manage potential foreign currency fluctuations, using non-leveraged forward currency contracts. To date, the Company's results of operations have not been significantly affected by currency fluctuation, however, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations. Risks inherent in McAfee's international revenue generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on McAfee's future international license revenue. Further, in countries with a high incidence of software piracy, McAfee may experience a higher rate of piracy of its products.

         In addition, a portion of McAfee's international revenue is generated through independent agents. Since these agents are not employees of McAfee and are not required to offer McAfee's products exclusively, there can be no assurance that they will continue to market McAfee's products. Also, McAfee currently has limited control over its agents. For example, McAfee is dependent upon its international agents to provide it with information regarding licensees and there can be no assurance that McAfee will be able to obtain sufficient information to contact such licensees, if necessary, regarding renewal. In addition, McAfee may be unaware of the nature and scope of the representations made to customers by these agents. For example, independent agents could make representations to customers about McAfee's current and future products which are inaccurate or incomplete, which could result in the products not meeting customers' expectations or requirements.

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

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, June 30, 1997

                                     ------

                           PART II: OTHER INFORMATION


Item 3.  Legal Proceedings:

         Information with respect to this item is incorporated by reference to
         Note 4 of the Notes to the Consolidated Financial Statements included herein on page 7 of this Report on Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held on June 5, 1997. The following matters were submitted to vote of shareholders.

         (a)   Election of Directors

         Name:                      Leslie G. Denend

         Date of term expiration:   2000 Annual Shareholders Meeting

         Shares in Favor:            46,266,692
         Shares Withheld:               440,556

         (b)   Adoption of the Company's 1997 Stock Incentive Plan

         Shares in Favor:            24,721,691
         Shares Against:             18,872,031
         Shares Abstained:               56,378
         No Vote:                     3,057,148

         (a) Ratification of appointment of Coopers & Lybrand LLP as certified Public Accountants of the Company for next fiscal year ending December 31, 1997.

         Shares in Favor:            46,671,257
         Shares Against:                 13,612
         Shares Abstained:               22,379

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Reports on Form 8-K. There were no reports filed on Form 8-K during the quarterly period ended June 30, 1997.


         (b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                             MCAFEE ASSOCIATES, INC.
                            FORM 10-Q, June 30, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McAFEE ASSOCIATES, INC.


                                          -------------------------------------
Date:  August 14, 1997                    Name:  Prabhat K. Goyal
                                          Title: Vice President Administration,
                                                 Chief Financial Officer and
                                                 Secretary

                             McAFEE ASSOCIATES, INC.
                            Form 10-Q, June 30, 1997


                                  EXHIBIT INDEX

    Exhibit No.                             Exhibit Title                        Page No.
    -----------                             -------------                        --------
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

    Exhibit No.                             Exhibit Title                        Page No.
    -----------                             -------------                        --------
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

      10.14*         Employment Agreement between the Company and Gregory
                     Gianforte dated June 30, 1994, as amended September 28,
                     1994, incorporated by reference to Exhibit 10.14 of the 1994 Form 10-K.

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

      10.18* Offer letter to Richard Kreysar dated December 16, 1994, incorporated by reference to Exhibit 10.18 of the 1994 Form
                     10-K.

    Exhibit No.                             Exhibit Title                        Page No.
    -----------                             -------------                        --------
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

    Exhibit No.                             Exhibit Title                        Page No.
    -----------                             -------------                        --------
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

      10.37* Confidential Agreement and Release of Claims between McAfee and Robert Chappelear dated January 30, 1996, incorporated by reference to Exhibit 10.37 of the Company's 1995 10-K.

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

      10.40          1995 Stock Incentive Plan, incorporated by reference to
                     Exhibit 10.40 of the Company's Form 10-Q for the Quarter ended June 30, 1996.

    Exhibit No.                             Exhibit Title                        Page No.
    -----------                             -------------                        --------
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

    Exhibit No.                             Exhibit Title                        Page No.
    -----------                             -------------                        --------
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

      10.50 Stock Exchange Agreement, dated February 28, 1997, by and among the Company, FSA Combination Corp., Schuijers Holding
                     B.V. ("Schuijers") and the shareholders of Schuijers, and the Registration Rights Agreement, dated February 28, 1997, by and between the Company and shareholders of Schuijers, incorporated by reference to Exhibit 10.50 of the 1996 Form
                     10-K.

      10.51          Sublease Agreement for facility at 2805 Bowers Avenue,
                     Santa Clara dated February 20, 1997 by and between the Company and National Semiconductor Corporation, incorporated by reference to Exhibit 10.51 of the Company's
                     Form 10-Q for the Quarter ended June 30, 1997.

      10.52 Quota Purchase Assignment Agreement, dated April 14, 1997, by and among the Company and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and
                     The Stockholders of Compusul-Consultoria E Comercio De
                     Informatica Ltda. incorporated by reference to Exhibit
                     10.52 of the Company's Form 10-Q for the Quarter ended June
                     30, 1997.

      11.1           Computation of Net Income Per Share.

      27.1           Financial Data Sheet.


-----------------------------
* Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee.