Form 10-Q
period 1997-09-30
MCAFEE ASSOCIATES INC
filed 1997-11-04
CIK 890801

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON DC  20549

                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                  OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                             --------------------

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES  [X]          NO[_]

  51,259,448 shares of the registrant's common stock, $0.01 par value, were outstanding as of September 30, 1997.

                       THIS DOCUMENT CONTAINS 35 PAGES.
                       THE EXHIBIT INDEX IS ON PAGE 32.

                            McAFEE ASSOCIATES, INC.
                         FORM 10-Q, September 30, 1997

                                    -------


                                C O N T E N T S

Item Number                                                                 Page
-----------                                                                 ----

                        PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets:
          September 30, 1997 and December 31, 1996........................   3
         Condensed Consolidated Statements of  Income:
          Three and nine months ended September 30, 1997 and 1996.........   4
         Condensed Consolidated Statements of Cash Flows:
          Nine months ended September 30, 1997 and 1996...................   5
         Notes to Condensed Consolidated Financial Statements.............   6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  10


                          PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................  30


SIGNATURES ...............................................................  31

EXHIBIT INDEX ............................................................  32

                            McAFEE ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                    ---------------------------------------
                                    -------

                                    ASSETS

                                                                       September 30  December 31
                                                                           1997         1996
                                                                       ------------  -----------
                                                                       (Unaudited)
                                                                        ---------
Current assets:
 Cash and cash equivalents                                                $134,564  $ 76,363
 Marketable securities                                                      34,987    50,368
 Accounts receivable, net of allowances for doubtful
   accounts and returns  of $4,038 and $3,027 at September 30, 1997
   and December 31, 1996                                                    63,271    25,930
 Prepaids and other current assets                                           8,659     5,097
 Prepaid taxes                                                                   -     1,869
 Deferred taxes                                                              3,977     4,321
                                                                          --------  --------
    Total current assets                                                   245,458   163,948
Long term investments                                                       68,193    14,021
Fixed assets, net                                                           17,532     7,486
Intangibles, net                                                             3,369     1,001
Deferred taxes                                                               6,840     7,719
Other assets                                                                 1,101       310
                                                                          --------  --------
    Total assets                                                          $342,493  $194,485
                                                                          ========  ========

                                  LIABILITIES
Current liabilities:
 Accounts payable                                                         $  9,455  $  5,379
 Accrued liabilities                                                        18,348    15,734
 Income taxes payable                                                        3,028         -
 Deferred revenue                                                           31,479    20,182
                                                                          --------  --------
    Total current liabilities                                               62,310    41,295
 Deferred revenue, less current portion                                      6,129     3,663
                                                                          --------  --------
    Total liabilities                                                       68,439    44,958
                                                                          --------  --------

                             STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  authorized:  5,000,000 shares
Common stock, $.01 par value;
  authorized:  100,000,000 shares; issued and
  outstanding:  51,259,448 shares at September 30, 1997 and
      48,662,489 at December 31, 1996                                          509       488
Additional paid-in capital                                                 134,087    77,259
Retained earnings                                                          139,458    71,780
                                                                          --------  --------
    Total stockholders' equity                                             274,054   149,527
                                                                          --------  --------
     Total liabilities and stockholders' equity                           $342,493  $194,485
                                                                          ========  ========

  The accompanying notes are an integral part of these conensed consolidated financial statements.

                            McAFEE ASSOCIATES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                   ---------
                 (Dollars in thousands, except per share data)
                  -------------------------------------------


                                           Three Months         Nine Months
                                              Ended                Ended
                                           September 30,        September 30,
                                           --------------      --------------
                                            1997     1996      1997      1996
                                            ----     ----      ----      ----
Net revenue                                $88,332  $47,290  $247,960  $121,902

Operating costs and expenses:
 Cost of net revenue                         6,528    2,703    18,864     7,220
 Research and development                   12,268    5,650    33,804    14,212
 Marketing and sales                        25,599   13,485    72,878    34,664
 General and administrative                  6,472    4,202    18,327     9,876
 Amortization of intangibles                   271      646       588     2,295
 Acquisition and other unusual costs             -        -         -    11,165
                                           -------  -------  --------  --------
     Total operating costs and expenses     51,138   26,686   144,461    79,432
                                           -------  -------  --------  --------
      Income from operations                37,194   20,604   103,499    42,470

Other income                                 2,290      922     5,936     2,164
                                           -------  -------  --------  --------
     Income before income taxes             39,484   21,526   109,435    44,634
Provision for income taxes                  15,004    8,628    41,585    21,253
                                           -------  -------  --------  --------
      Net income                           $24,480  $12,898  $ 67,850  $ 23,381
                                           =======  =======  ========  ========

Net income per share                         $0.45    $0.24     $1.26     $0.44
                                           =======  =======  ========  ========

Shares used in per share calculation        54,267   54,020    54,012    52,810
                                           =======  =======  ========  ========

  The accompanying notes are an integral part of these conensed consolidated financial statements.

                            McAFEE ASSOCIATES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   ---------
                            (Dollars in thousands)
                             --------------------
                                     -----

                                                                       Nine Months Ended
                                                                         September 30,
                                                                     --------------------
                                                                       1997        1996
                                                                    --------     --------
 Cash flows from operating activities:
 Net income                                                         $ 67,850     $ 23,381
 Adjustments to reconcile net income to net cash
    provided from operating activities:
   Depreciation and amortization                                       4,130        5,097
   Provision for doubtful accounts receivable
     and allowance for returns                                         1,011          288
   Unrealized gain on investments                                        279            -
   Deferred taxes                                                      1,223          924
   Changes in assets and liabilities:
    Accounts receivable                                              (38,352)       1,250
    Prepaids and other assets                                         (4,353)        (377)
    Refundable income taxes                                            4,897            -
    Accounts payable and accrued liabilities                           6,690        5,790
    Prepaid income taxes                                                   -        2,148
    Deferred revenue                                                  13,763       (6,964)
                                                                    --------     --------
      Net cash provided by operating activities                       57,138       31,537
                                                                    --------     --------
Cash flows from investing activities:
 Purchase of intangibles                                                (253)           -
  Purchase of Compusul                                                (2,709)           -
  Purchases of investment securities, net                            (38,791)     (20,538)
  Additions to fixed assets                                          (13,582)      (5,466)
  Net liabilities of Jade K.K. acquired under pooling transaction     (1,122)           -
  Net assets of SHBV acquired under pooling transaction                  925            -
                                                                    --------     --------
      Net cash used in investing activities                          (55,532)     (26,004)
                                                                    --------     --------
Cash flows from financing activities:
  Effect of exchange rate fluctuations                                  (254)          92
  Stock option exercises                                              21,721        9,630
  Tax benefit from exercise of nonqualified stock options             35,128       22.692
                                                                    --------     --------
      Net cash provided by financing activities                       56,595       32,414
                                                                    --------     --------
Net increase in cash and cash equivalents                             58,201       37,947
Cash and cash equivalents at beginning of period                      76,363       30,299
                                                                    --------     --------
Cash and cash equivalents at end of period                          $134,564     $ 68,246
                                                                    ========      ========

  The accompanying notes are an integral part of these conensed consolidated financial statements.

                            McAFEE ASSOCIATES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   ---------

                                    -------
1.  Basis of Presentation:
    ---------------------

        The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and
    Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997. The balance sheet at December 31, 1996 has been derived from the audited financial statements as of and for the year ended December 31, 1996, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  Recent Accounting Pronouncements
    --------------------------------

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

3.  Derivatives
    -----------

        During the quarter ended September 30, 1997, the Company began using forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designated as, and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on these hedges are included in the carrying amount of the assets and are ultimately recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes. If a derivative ceases to qualify for hedge accounting, it is accounted for on a mark to market basis.

4.  Litigation
    -----------

        On April 24, 1997, the Company was served by Symantec Corporation ("Symantec") with a suit filed in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair competition by McAfee. Symantec alleges that the Company's computer software program called "PC Medic 1997" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's complaint sought injunctive relief and unspecified money damages. On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to the Company's "VirusScan" product. Symantec sought injunctive relief and unspecified money damages. On October 6, 1997, the Court issued an order granting Symantec's motion to amend its complaint and enjoining McAfee from shipping any product containing either an approximately 30-line routine found in one Symantec product or an approximately 100-line routine found in a Symantec DLL. The Court's order expressly stated that "the court is not enjoining the sale or distribution of McAfee's current product." Trial is set for September 1998.

        On May 13, 1997, Trend Micro Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both the Company and Symantec Corporation. Trend alleges that the Company's "WebShield" and "GroupShield" products infringe a Trend patent which issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, the Company filed its answer denying any infringement. The Company also filed a counterclaim accusing Trend of unfair competition, false advertising, trade libel, and interference with prospective economic advantage. The case is in the initial stages of discovery. A patent claim interpretation hearing before the Court is set for April 28, 1998. The Court has not yet set a date for trial.

        On September 15, 1997, the Company was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court Eastern District of Michigan. Hilgraeve alleges that a product (not yet disclosed) of the Company infringes a Hilgraeve patent which was issued on June 7, 1994. On October 13, 1997, the Company filed an answer and counterclaim to the Hilgraeve complaint. Hilgraeve's action seeks injunctive relief and unspecified money damages. The case is in initial stages of discovery. The Court has not yet set a trial date.

5.  Subsequent Events
    -----------------

      On October 13, 1997, the Company entered into an Agreement and Plan of Reorganization pursuant to which a wholly owned subsidiary of the Company will merge (the "Merger") with and into Network General Corporation ("Network General"), a provider of network fault and performance management solutions. In the Merger, each outstanding share of common stock of Network General will be converted into 0.4167 shares of common stock of the Company. The Company will also assume all outstanding options, warrants and other rights to acquire Network General common stock. The Merger is subject to approval by the stockholders of both companies and certain other conditions, including the receipt of opinions that the Merger may be accounted for as a pooling of interests.

    If the Merger is accounted for under the pooling of interests method, historical financial data in future reports will be restated to include Network General data. The following unaudited pro forma summary presents the combined consolidated results of operations as if the Merger had been completed on January 1, 1994.

                              (unaudited pro forma)
                      (in thousands, except per share data)

                                                                                Nine Months Ended
                                       Year Ended December 31,                    September 30,
                            ----------------------------------------------
                                 1996            1995            1994           1997          1996
                            --------------  --------------  --------------  ------------  ------------

     Net revenue                  $421,794        $278,910        $192,692      $438,888      $282,913
     Net income                     64,110          42,341          28,016        52,540        52,242
     Net income
      per share                   $   0.89        $   0.62        $   0.43      $   0.73      $   0.73


      Network General has a fiscal year that ends on March 31 of each year. For purposes of the pro forma summary financial data, Network General's consolidated statement of income (loss) for each of the three fiscal years ended March 31, 1997, and for the nine month periods ended September 30, 1997 and 1996, have been combined with the Company's consolidated statement of income for each of the three fiscal years ended December 31, 1996 and the nine month periods ended September 30, 1997 and 1996 (as a result Network General's results of operations for the three month period ended March 31, 1997 are included in the pro forma combined statements of income for both the twelve months ended December 31, 1996 and the nine months ended September 30, 1997, and the results of operations for the three months ended March 31, 1996 are included in the pro forma combined statements of income for both the twelve months ended December 31, 1995 and the nine months ended September 30, 1996). Revenues and net income (loss) of Network General for the quarters ended March 31, 1997 and 1996 were $68.0 million and $(6.4) million and $53.8 million and $10.4 million, respectively.

      The Company and Network General estimate they will incur direct transaction costs of approximately $15,000,000 associated with the Merger, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and other related charges. These nonrecurring transaction costs will be charged to operations upon consummation of the Merger. It is expected that following the Merger, the Company and Network General will incur an additional significant charge to operations, which is not currently reasonably estimable, to reflect costs associated with integrating the two companies. This charge has not been reflected in the pro forma financial data. There can be no assurance that the combined company will not incur additional charges to reflect costs associated with the Merger or that management will be successful in its efforts to integrate the operations of the two companies.

      Pursuant to Section 7.3 of the Reorganization Agreement, the Reorganization Agreement may be terminated by either party under certain circumstances. Each of McAfee and Network General has agreed that if the Merger is not consummated as a result of certain specified events, it will pay to the other party a termination fee of $30.0 million. Payment of the fees described in this paragraph shall not be in lieu of damages incurred in the event of material and willful breach of the Reorganization Agreement.

      If the Merger is not consummated, expenses incurred in connection with the proposed combination (including the possible "break up" fees described above) could have a material adverse effect on McAfee's results of operations.

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

OVERVIEW

  McAfee Associates, Inc. ("McAfee" or the "Company") licenses network security and management products, including help desk and storage management software. McAfee generally recognizes 80% of license fees for electronically distributed anti-virus software at the time of the licensing transaction. In addition to direct subscription and perpetual licenses, McAfee sells its network security and management products with shrink-wrap licenses through traditional distribution channels. The Company recognizes revenue from sales to distributors upon shipment, subject to a reserve for returns.

  On October 13, 1997, the Company entered into an Agreement and Plan of Reorganization pursuant to which a wholly owned subsidiary of the Company will merge (the "Merger") with and into Network General Corporation ("Network General"). The Merger is subject to approval by the stockholders of McAfee and Network General and certain other conditions. The Company's historical results of operation described below do not give effect to the Merger. There can be no assurance that the Merger will be consummated and, in addition to risks generally associated with acquisitions, there are a number of risks specifically associated with the consummation of the Merger. See "Risk Factors--Risks Associated with the Proposed Network General Merger." In addition, contingent upon consummation of the Merger and McAfee stockholder approval, the Company plans to change its name to "Network

                            McAFEE ASSOCIATES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -----

Associates, Inc." For more information concerning the Merger, readers should see the Joint Proxy Statement/Prospectus filed by McAfee and Network General with the Securities and Exchange Commission on October 31, 1997.

  The Company's results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, distributor inventory levels and return rates, Company inventory levels, product upgrades or updates released by the Company or its competitors, changes in product prices, the impact of competitive pricing or products, timely availability and acceptance of new products, changes in product mix, changes in the market for anti-virus or network management software, inclusion of network security or management software functionality in system software, failure to manage growth and/or potential acquisitions, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Historically, renewals have accounted for a significant portion of the Company's net revenue, however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. In addition, revenue generated through distribution channels tends to be non-linear and this may cause the Company's revenue to fluctuate in the future. The Company's results for any given period should not be relied upon as indicative of future performance. See "Risk Factors-- Variability of Quarterly Operating Results.

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

                            McAFEE ASSOCIATES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -----

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in the Company's statements of operations for the three and nine month periods ended September 30, 1997 and 1996:

                                                                               Three months ended          Nine Months Ended
                                                                        -----------------------------  ---------------------------
                                                                                  September 30                 September 30
                                                                                  ------------                 ------------
                                                                             1997            1996          1997           1996
                                                                        ---------------  ------------  -------------  ------------
Net revenue                                                                       100.0%       100.0%         100.0%        100.0%
Operating costs and expenses:
   Cost of net revenue                                                              7.4          5.7            7.6           5.9
   Research and development                                                        13.9         11.9           13.6          11.7
   Marketing and sales                                                             29.0         28.5           29.4          28.4
   General and administrative                                                       7.3          8.9            7.4           8.1
   Amortization of intangibles                                                      0.3          1.4            0.3           1.9
   Acquisition and other unusual costs                                                -            -              -           9.2
                                                                                  -----        -----          -----         -----
       Total operating costs and expenses                                          57.9         56.4           58.3          65.2
                                                                                  -----        -----          -----         -----
           Income from operations                                                  42.1         43.6           41.7          34.8
Other income                                                                        2.6          1.9            2.4           1.8
                                                                                  -----        -----          -----         -----
           Income before income taxes                                              44.7         45.5           44.1          36.6
Provision for income taxes                                                         17.0         18.2           16.8          17.4
                                                                                  -----        -----          -----         -----
           Net income                                                              27.7%        27.3%          27.4%         19.2%
                                                                                  =====        =====          =====         =====

  Net Revenue.   Net revenue increased 86.8% to $88.3 million in the
three months ended September 30, 1997 from $47.3 million in the three months ended September 30, 1996. For the nine month period ended September 30, 1997, net revenue increased 103% to $248.0 million from $121.9 million in the same period in 1996. This increase is largely attributable to increased revenue from

                            McAFEE ASSOCIATES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -----

licenses for anti-virus/security products and renewal of expiring anti-virus licenses and, to a lesser extent, licenses for network management and help desk (McAfee Service Desk) products. The Company has experienced increased price competition for its products and should competition increase in the future, the Company may experience reduced average selling prices for the its products.* Due to competitive and other factors (such as a maturing client anti-virus market and an increasingly higher base from which to grow), the Company's historic growth rate will be difficult to maintain or exceed.* In response to increasing price competition and in an effort to maintain average selling prices, the Company introduced its anti-virus/security product suites. There can be no assurance that this strategy will be successful in the long term.* In January 1997, the Company implemented a licensing program with its distribution and corporate channel resellers (such as value added resellers (VARs) and system integrators) in an effort to increase sales through indirect channels. There can be no assurance that this licensing program will be successful.* If the Merger with Network General is consummated, the combined company is expected to have an overall lower growth rate than the Company's historic growth rate. Network General's business has historically grown at a lower rate than the Company's historic growth rate.*

  Net revenue from international sales accounted for approximately 32% and 16% of net revenue for the three months ended September 30, 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, the percentage of net revenue from international licenses was approximately 28% and 18%, respectively. These increases were due to increased sales through traditional distribution channels as well as the expansion of the Company's international operations in Japan, the Netherlands and Brazil as a result of the acquisition of Jade KK and a former distributor Schuijers Holding B.V. ("SHBV") in February 1997 and Compusul Consultoria e Comercio de Informatica Ltda. in April 1997. The Company denominates certain international license fees in local currencies, primarily European currencies. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. In July 1997, the Company began to manage potential foreign currency fluctuations using non-leveraged forward currency contracts. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.* In addition, a portion of the Company's international sales are generated through independent agents. Since these agents are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the

-------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 19 for discussion of certain factors that could effect future performance.

                            McAFEE ASSOCIATES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -----
Company's products. Also, despite the Company's dependence in certain international markets upon the marketing, sales and customer support of its agents, the Company currently has limited control over its agents. For example, the Company is dependent upon its international agents to provide it with information regarding licensees and there can be no assurance that the Company will be able to obtain sufficient information to contact such licensees, if necessary, regarding renewal. In addition, the Company may be unaware of the nature and scope of the representations made to customers by these agents. See "Risk Factors -- Risks Related to International License Revenue."

  Cost of Net Revenue. The Company has historically distributed the majority of its products electronically, and as a result, its cost of net revenue has been low relative to other software vendors. The Company's cost of net revenue includes the cost of media, manuals and packaging for products distributed through traditional distribution channels and third-party royalties. The cost of net revenue varies among the Company's products, because, in part, products may include third party technology on which royalties are payable. The cost of net revenue also differs between international and domestic sales as international sales are primarily through traditional distribution channels and costs of media, manuals and packaging for products sold internationally tend to be higher.

  For the three months ended September 30, 1997 and 1996, the Company's cost of net revenue was $6.5 million and $2.7 million, respectively. The cost of net revenue for the nine month period ended September 30, 1997 increased to $18.9 million from $7.2 million in the same period in 1996. As a percentage of net revenue, cost of net revenue increased to 7.4% from 5.7% in the three month period ended September 30, 1997 and 1996, respectively and increased to 7.6% from 5.9% in the nine month period ended September 30, 1997 and 1996, respectively. The cost of revenue fluctuates slightly on a quarter to quarter basis depending on the percentage of revenue that is distributed electronically versus traditional channels. The increases in cost as a percent of revenue is attributable to an increasing percentage of the Company's products being distributed through traditional distribution channels, partially as a result of the increase in the overall percentage of international sales. To the extent this trend continues, the Company's cost of net revenue would increase and, accordingly, gross margins would decrease.* See "Risk Factors -- Variability of Quarterly Operating Results." Should the Merger be completed, the cost of net revenue of the combined company would represent a larger percentage of net revenue as Network General has (on a percentage of revenue basis) a higher cost of net revenue.

  Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's software development and technical support staff and to a lesser extent, costs associated with independent contractors. Research and development expenses increased 117% to $12.3 million in the three months ended September 30, 1997 from $5.7 million in same period in 1996.

-------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 19 for discussion of certain factors that could effect future performance.

                            McAFEE ASSOCIATES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -----

For the nine month period ended September 30, 1997, research and development expenditures increased 138% to $33.8 million from $14.2 million in the same period in 1996. These increases were primarily due to growth in the Company's product development staff, increased use of third-party contractors and increased development activity mainly in security products, server based products, McAfee Service Desk, as well as the transition to the Company's VirusScan 3.0 product. As a percentage of net revenue, research and development expenses increased to 13.9% for the three months ended September 30, 1997 from 11.9% for the same period in 1996 and increased to 13.6% in the nine months ended September 30, 1997 from 11.7% for the same period in 1996. These increases primarily reflect the Company's continued investment in new and existing products. The Company anticipates that research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of net revenue.*

  The Company's future success will depend in large part upon its ability to continue to offer a broad range of anti-virus/security and network management/help desk products, to continue to enhance its existing products, to develop and introduce in a timely manner new products that take advantage of technological advances and to respond to new customer requirements.* The Company also believes that providing a high level of technical support is key to success in the anti-virus/security and network management/help desk markets.* Furthermore, while the Company updates its products on a regular basis, competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of the Company's existing or new products.* As a result, the Company believes that significant investments in product development and technical support are essential.* The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.* See "Risk Factors -- Rapid Technological Change; Risks Associated with Product Development."

  Marketing and Sales. Marketing and sales expenses consist principally of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 90% to $25.6 million in the three months ended September 30, 1997 from $13.5 million in the three months ended September 30, 1996. For the nine month period ended September 30, 1997, marketing and sales expenditures increased 110% to $72.9 million from $34.7 million in the same period in 1996. These increases principally reflect growth in the Company's sales and marketing staff, including the expansion of the Company's international operations, expanded coverage in indirect channels in an effort to grow indirect sales, and increased advertising and promotional expenses.

-------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 19 for discussion of certain factors that could effect future performance.

                            McAFEE ASSOCIATES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -----

  As a percentage of net revenue, marketing and sales expenses increased to 29.0% in the three months ended September 30, 1997, from 28.5% in the same period in 1996, and increased to 29.4% in the nine months ended September 30, 1997 from 28.4% in the same period in 1996. These increases principally reflect greater proportionate growth in the Company's sales and marketing staff and advertising and promotional expenses as compared to revenue growth. The Company is seeking to expand its product line in the future, and such expansion could contribute to an increase in marketing and sales expenses as a percentage of revenue.*

  General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel, general operating costs and legal, accounting and other professional fees. General and administrative costs increased 54% to $6.5 million in the three months ended September 30, 1997 from $4.2 million in the three months ended September 30, 1996. For the nine months ended September 30, 1997, general and administrative expenditures increased 86% to $18.3 million from $9.9 million. These increases are largely a result of a concerted effort to strengthen the infrastructure of the Company both domestically and internationally to accommodate its growth in revenue. As a percentage of net revenue, general and administrative expenses decreased to 7.3% in the three months ended September 30, 1997 from 8.9% in the same period in 1996, and decreased to 7.4% in the nine months ended September 30, 1997 from 8.1% in the same period in 1996. The Company intends to continue to make investments in its general and administrative infrastructure, and, as a result, expects general and administrative expenses to increase in absolute dollars.*

  Amortization of Intangibles. The Company expensed $271,000 and $646,000 of amortization related to intangibles in the three months ended September 30, 1997 and 1996, respectively, and $588,000 and $2.3 million in the nine months ended September 30, 1997 and 1996, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions.

  Other Income. Other income consists primarily of interest income earned on the Company's cash and short and long term investments and foreign exchange gains. Other income totaled $2.3 million and $922,000 in the three months ended September 30, 1997 and 1996, respectively, and $5.9 million and $2.2 million in the nine months ended September 30, 1997 and 1996 respectively. These increases in the Company's other income relate to higher interest income resulting from higher average balances invested.

  Provision for Income Taxes. The provision for income taxes is recorded at the Company's effective tax rate which, for the three month periods ended September 30, 1997 and 1996, was 38.0%

-------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 19 for discussion of certain factors that could effect future performance.

                            McAFEE ASSOCIATES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -----

and 40.1%, respectively. For the nine month periods ended September 30, 1997 and 1996, the effective tax rate was 38.0% and 47.6%, respectively. The Company's effective tax rate reflects the non-deductibility for tax purposes of $11.2 million in acquisition costs expensed during the nine months ended September 30, 1996, of which $8.3 million was expensed in the three months ended March 31, 1996. The Company has not reduced the deferred tax asset by a valuation allowance as it is likely that all of the deferred tax asset will be realized due to sufficient taxable income available through carryback to prior years and to carryforward to future years.*

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1997, the Company had $134.6 million in cash and cash equivalents and $103.2 million in marketable securities, for a combined total of $237.7 million.

  Net cash provided by operating activities was $57.1 million and $31.5 million for the nine months ended September 30, 1997 and 1996, respectively. Net cash provided by operating activities for the nine months ended September 30, 1997 consisted primarily of net income, an increase in accounts payable and accrued liabilities together with an increase in deferred revenue offset by an increase in accounts receivable and prepaids and other assets. Net cash provided by operating activities for the nine months ended September 30, 1996 consisted primarily of net income plus non-cash expenses plus an increase in accounts payable and accrued liabilities offset by decreases in accounts receivable, prepaid income taxes, deferred taxes and deferred revenue.

  At September 30, 1997, the Company's accounts receivable balance as a percentage of sales for the quarter then ended increased over the prior period. This increase was due to, among other factors, the Company's increased emphasis on international sales (typically having longer payment terms); a higher percentage of indirect sales through indirect channels; and a shift in the Company's product mix to more server/enterprise based products. The Company expects this trend to continue into the first quarter of fiscal 1998.* With an increase in business through indirect channels, the Company's receivable collection experience has become more dependent on the longer payment cycle for VARs and system integrators. To address this increase in accounts receivable and to improve cash flow, the Company may, among other things, take actions to encourage earlier payment of receivables or sell receivables. To the extent that the Company's receivable balance increases, the Company will be subject to greater general credit risks with respect thereto.*

-------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 19 for discussion of certain factors that could effect future performance.

                            McAFEE ASSOCIATES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -----

  Net cash used in investing activities was $55.5 million in the nine months ended September 30, 1997, primarily reflecting purchases of marketable securities and fixed assets as well as goodwill from the acquisition of Compusul. Net cash used by investing activities in the nine months ended September 30, 1996 was $26.0 million, primarily reflecting purchases of marketable securities.

  Net cash provided by financing activities was $56.6 million and $32.4 million in the nine months ended September 30, 1997 and 1996, respectively, consisting primarily of the proceeds and tax benefits associated with the exercise of nonqualified stock options.

  Pursuant to Section 7.3 of the Reorganization Agreement, the Reorganization Agreement may be terminated by either party under certain circumstances. Each of Network General and McAfee has agreed that if the Merger is not consummated as a result of certain specified events, it will pay to the other party a termination fee of $30.0 million. Payment of the fees described in this paragraph shall not be in lieu of damages incurred in the event of material and willful breach of the Reorganization Agreement.

  If the Merger is not consummated, expenses incurred in connection with the proposed combination (including the possible "break-up" fees described above) could have a material adverse effect on McAfee's results of operations.*

  The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.*

-------------------------------------------------------------------------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that McAfee's actual future performance will meet McAfee's current expectations. See the Risk Factors on page 19 for discussion of certain factors that could effect future performance.

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

  The operating results of many software companies reflect seasonal trends, and McAfee's business, financial condition and results of operations may be affected by such trends in the future. Such trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market. The timing of customer orders may vary from quarter to quarter. For example, orders in the summer often occur at the end of the quarter. This may affect the Company's receivable balance and resultant receivable balance as a percentage of sales, as well as the Company's ability to ship orders (at which time it would recognize the related revenue). The Company has had significant growth in net revenue and net income in absolute terms, however the Company's growth rate has slowed in recent periods. The Company has experienced and expects to continue to experience increased price competition for its products and expects competition to increase in the near-term, which may result in reduced average selling prices for the Company's products in the future.* Due to these and other factors (such as a maturing anti-virus market and an increasingly higher base from which to grow), the Company's historic growth rate will be difficult to maintain or exceed.* In addition, although the Company has historically experienced greater order growth rates as compared to revenue growth rates in sequential quarters, the Company has seen a general convergence of these growth rates. In January 1997, the Company entered into a licensing program with its distribution and corporate channel resellers (such as value added resellers (VARs) and system integrators) in an effort to increase sales through indirect channels. There can be no assurance that this licensing program will be successful.

  The Company has historically distributed the majority of its products electronically, and as a result, its cost of net revenue has been low relative to other software vendors. The Company's cost of net revenue includes the cost of media, manuals and packaging for products distributed through traditional distribution channels and third-party royalties. The cost of revenue fluctuates slightly on a quarter to quarter basis depending on the percentage of revenue that is distributed electronically versus traditional channels. As a percentage of net revenue, cost of net revenue increased to 7.6% from 5.9% in the nine month periods ended September 30, 1997 and 1996 respectively. The increase in cost as a percent of revenue is attributable to an increasing percentage of the Company's products being distributed through traditional distribution channels. To the extent this trend continues, the Company's cost of net revenue would increase and, accordingly, gross margins would decrease. See "Results of Operations -- Cost of Net Revenue."

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

  McAfee has in the past experienced delays in software development, and there can be no assurance that McAfee will not experience delays in connection with its current or future product development activities. Software products as complex as those offered by McAfee may contain undetected errors or version compatibility issues, particularly when first introduced or when new versions are released, resulting in loss of or delay in market acceptance. For example, the Company recently experienced compatibility issues in connection with its recent NetShield upgrade, and also McAfee's anti-virus software products have in the past falsely detected viruses that did not actually exist. See "Risk Factors
 --Risk of False Detection of Viruses." Delays and difficulties associated with new product introductions, performance or enhancements could have a material adverse effect on McAfee's business, financial condition and results of operations.

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

  McAfee's Dependence on Anti-Virus Product Revenue. McAfee derived a substantial majority of its net revenue in 1996 and the quarter ended September 30, 1997 from licensing its anti-virus software products, and these products are expected to continue to account for a substantial portion of McAfee's net revenue for the foreseeable future. Because of this concentration of revenue, a decline in demand for, or in the prices of, McAfee's anti-virus software products as a result of competition, technological change, the inclusion of anti-virus functionality in operating system or other software or otherwise, or a maturation in the anti-virus software market could have a material adverse effect on McAfee's business, financial condition and results of operations. In addition, while McAfee will continue to focus on growing its anti-virus revenue, factors such as increased competition, technological change or expanded operating system functionality could adversely affect McAfee's future rate of growth.

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

  Competition. The market for McAfee's products is intensely competitive and McAfee expects competition to increase in the future. McAfee believes that the principal competitive factors affecting the market for its products include performance, functionality, quality, customer support, breadth of product line, frequency of upgrades and updates, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of McAfee's anti-virus software products compete include the number and types of viruses detected, the speed at which the products run and ease of use. Certain of McAfee's competitors have been in the network management market longer than McAfee, and other competitors, such as Symantec, Intel and Seagate, are larger and have greater name recognition than McAfee. In addition, certain larger competitors such as Intel, Microsoft and Novell have established relationships with hardware vendors related to their other product lines. These relationships may provide them with a competitive advantage in penetrating the OEM market with their network management products. As is the case in many segments of the software industry, McAfee has been encountering, and expects to further encounter, increasing competition. This could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which events would materially adversely affect McAfee's business, financial condition and results of operations. In addition competitive pressures will make it difficult for McAfee to maintain or exceed its historic growth rate.

     The network security and management market is highly fragmented with products offered by many vendors. McAfee's principal competitor is the Peter Norton Group of Symantec in the network security market and Intel's LanDesk in the network management market. Other competitors include Computer Associates International, Inc./Cheyenne Software, Inc., Intel, Seagate, the Dr. Solomon Group and Trend Micro, Inc., as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. McAfee also faces competition in the security market from Cisco Systems, Inc., Security Dynamics, Checkpoint and other vendors in the encryption/firewall market. In addition, McAfee faces competition from large and established software companies such as Microsoft, Novell and Hewlett Packard which offer network management products as enhancements to their network operating systems. McAfee believes that as the network management market develops, McAfee may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities.

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

  Risks Associated with Acquisitions. The software industry has experienced and is expected to continue to experience a significant amount of consolidation. In addition, it is expected that McAfee will grow both internally and through strategic acquisitions. McAfee frequently evaluates potential acquisitions of complementary businesses, products and technologies. McAfee has consummated a series of acquisitions since 1995, including the acquisition of the following:
Compusul of Brazil on April 14, 1997, Jade KK of Japan on February 28, 1997, a controlling interest in FSA Corporation of Canada on August 30, 1996, Vycor Corporation in the first quarter of 1996 and Saber Software Corporation, Inc. in the third quarter of 1995. In addition, since 1995 McAfee has acquired a number of its international distributors, including distributors in France, England and the Netherlands. Past McAfee acquisitions have consisted of, and future acquisitions will likely include, acquisitions of businesses, interests in businesses and assets of businesses. McAfee's past acquisitions have presented, and any future acquisitions by McAfee could present, challenges to McAfee's management, such as integration and incorporation of new operations, product lines, technologies and personnel. If McAfee's management is unable to manage these challenges, McAfee's business, financial condition and results of operations could be materially adversely affected. Any acquisition, depending on its size, could result in a significant charge to earnings, or the use of a significant portion of McAfee's available cash, or if such acquisition is made utilizing McAfee's securities, could result in significant dilution to McAfee's stockholders. McAfee's acquisitions may result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known to McAfee at the time of acquisition, which could have a material adverse effect on McAfee's business, financial condition and results of operations. Furthermore, there can be no assurance that any products acquired in connection with such acquisitions will gain acceptance in McAfee's markets. Also there can be no assurance that McAfee will be able to repatriate funds from these countries.

  Risks Related to the Proposed Network General Merger. In addition to the risks generally associated with acquisitions, there are a number of significant risks directly associated with the Company proposed Merger with Network General, including, without limitation, the following: First, the combined company is expected to have an overall lower growth rate than McAfee's historic growth rate. Network General's business has historically grown at a lower rate than McAfee's historic growth rate. Second, the successful combination of McAfee and Network General will require substantial attention from management. The anticipated benefits of the Merger will not be achieved unless the operations of Network General are successfully combined with those of McAfee in a timely manner. The difficulties of assimilation may be increased by the need to integrate personnel and to combine different corporate cultures and by McAfee's limited personnel, management and other resources. The successful combination of the two companies will also require integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses and certain customers may defer purchasing decisions. The diversion of the attention of management from the day-to-day operations of the combined company, or difficulties encountered in the transition and integration process, could have a material adverse effect on the business, financial condition and operations of the combined company. Third, the negotiation and implementation of the Merger (as well as expenses related to the proposed name change to "Network Associates, Inc.") will result in significant pre-tax expenses to McAfee and Network General. The costs associated with the Merger are expected to negatively impact results of operations in the quarter ending December 31, 1997 and, possibly the quarter ending March 31, 1998. See "Note 5 of Notes to Consolidated Financial Statements." Fourth, the success of the combined company is dependent, in part, on the retention and integration of key management, technical, marketing, sales and customer support personnel of Network General. Network General has entered into severance arrangements with certain members of senior management. The success of the combined company will depend upon the retention of these executives during the transitional period following the Merger. There can be no assurance that such executives will remain with the combined company prior to or for any specified period after the proposed Merger. The loss of such services would adversely affect the combined company's business and financial results. Fifth, the combined company intends to offer a suite of network security and management products targeted at the enterprise computing market. McAfee historically has not had a large enterprise account sales force. While Network General has greater experience than McAfee in the enterprise sales channel, it has only recently developed its direct sales group focused on large enterprise network accounts. To succeed in the direct sales channel for the enterprise market, the combined company will be required, using primarily Network General's organization as a base, to build a significant direct sales organization and will be required to attract and retain qualified personnel, which personnel will require training about, and knowledge of, product attributes for the combined company's suite of products. There can be no assurance that the combined company will be successful in building the necessary sales organization or in attracting, retaining or training these individuals. While the development of a direct sales channel reduces the combined company's dependence on distributors, it may lead to conflicts for the same customers, pressure by current and prospective customers for price reductions on products and, consequently, in reductions in the combined company's gross margin and operating profit.

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

  Reliance on Indirect Channels of Distribution. McAfee markets a significant portion of its products to end-users through distributors. In particular, Ingram Micro Devices has accounted for 17%, 12% and 12% of net revenue in 1996, 1995 and 1994, respectively. In the quarter ended September 30, 1997, Ingram Micro Devices accounted for 14% of net revenue. These distributors also sell other products that are complementary to, or compete with, those of McAfee. While McAfee encourages its distributors to focus on their respective products through marketing and support programs, there can be no assurance that these distributors will not give greater priority to products of other suppliers, including competitors. Distributors have no long-term obligations to purchase products from McAfee. In addition, McAfee has begun to recognize revenue for products sold through distributors upon sales to distributors. Since McAfee's agreements with its distributors provide for a right of return, revenue recognized upon sales to distributors is subject to a reserve for returns. Returns could exceed reserves as a result of distributors holding excessive McAfee product inventory. Such excessive distributor inventories could result from among other things, returns to distributors by end users, inaccurate estimates of end user demand by distributors, increased purchases by distributors in response to sales incentives or transitions to new products or versions of products. There can be no assurance that any future reserves for returns will be adequate.

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

  Proprietary Technology. McAfee's success is heavily dependent upon its proprietary software technology. McAfee relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect proprietary rights in its software. McAfee has a limited number of patents and registered only selected copyrights and trademarks. SABER is a trademark of a subsidiary of the SABRE Group, Inc. and is licensed to McAfee pursuant to a non-exclusive worldwide, royalty free license. McAfee is not otherwise affiliated with the SABRE Group, Inc. or SABRE Travel Information Network. In the event that the license of the trademark were to expire, or be terminated, McAfee could be required to cease using the trademark on its products, which could involve significant expense and the possibility of customer confusion. Any loss of McAfee's ability to use this trademark could have a material adverse effect on McAfee's business, financial condition and results of operations.

     McAfee does not typically obtain signed license agreements from its corporate, government and institutional customers who license products directly from McAfee. McAfee includes an electronic version of a "shrink-wrap" license in all of its electronically distributed software and a printed license in the box for its products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since none of these licenses are signed by the licensee, many authorities believe that such licenses may not be enforceable under many state laws and the laws of many foreign jurisdictions. In addition, the laws of some foreign countries either do not protect McAfee's proprietary rights or offer only limited protection for those rights. There can be no assurance that the steps taken by McAfee to protect its proprietary software technology will be adequate to deter misappropriation of this technology. McAfee is aware that a substantial number of users of its anti-virus products have not paid any registration or license fees to McAfee. Changing legal interpretations of liability for unauthorized use of McAfee's software, or lessened sensitivity by corporate, government or institutional users to avoiding copyright infringement, would have a material adverse effect on McAfee's business, financial condition and results of operations.

     Subject to consummation of the proposed Network General Merger and Company stockholder approval, following such Merger, the Company will be called "Network Associates, Inc." Based on a preliminary review, the Company believes that there are a number of other companies with similar names. There can be no assurance that the combined company will be able to enforce rights in that name, that it will be free to use the name in all jurisdictions or that there will be no challenges to the use of that name.

     There has also been substantial industry litigation regarding intellectual property rights of technology companies. McAfee has in the past been subject to litigation related to its intellectual property and, from time to time, McAfee receives claims that it has infringed the intellectual property rights of others. There can be no assurance that infringement claims will not be asserted against McAfee in the future or that the outcome of any such claims would not have a material adverse effect on McAfee's business, financial condition and results of operation. In April 1997, Symantec filed a complaint alleging copyright infringement and unfair competition by McAfee. Symantec alleged that McAfee's computer software program called "PC Medic
1997" copied portions of Symantec's computer software program entitled "CrashGuard", and by amendment of the complaint, Symantec expanded the allegations to McAfee's software program "VirusScan". On October 6, 1997, the United States District Court, Northern District of California, San Jose
Division (the "Court") issued an order granting Symantec's motion to amend its complaint and enjoining McAfee from shipping any product containing either an approximately 30-line routine found in one Symantec product or an approximately 100-line routine found in a Symantec Dynamic Link Library. Trial is set for September 1998. In addition, on May 13, 1997, Trend Micro Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both McAfee and Symantec Corporation. Trend alleges that McAfee's "WebShield" and "GroupShield" products infringe a Trend patent which issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, McAfee filed its answer denying any infringement. McAfee also filed counterclaims accusing Trend of unfair competition, false advertising, trade libel, and interference with prospective economic advantage. The case is in the initial stages of discovery. A patent claim interpretation hearing before the Court is set for April 28, 1998. The Court has not yet set a date for trial. McAfee is also subject to two other claims for patent infringement. There can be no assurance that there will be no developments arising out of this litigation which could have a material adverse effect on McAfee's business, financial condition and results of operation. In addition, as McAfee may acquire a portion of software included in future products from third parties, its exposure to infringement actions may increase because McAfee must rely upon such third parties as to the origin and ownership of any software being acquired. Similarly, McAfee's exposure to infringement claims exists and will increase to the extent that it currently employs or hires software engineers previously employed by its competitors, notwithstanding measures taken by McAfee to prevent usage by these software engineers of intellectual property used or developed by them while employed by a competitor. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by McAfee. McAfee may also be subject to litigation to defend it against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on McAfee's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of McAfee's proprietary rights, subject McAfee to significant liabilities, require McAfee to seek licenses from third parties or prevent McAfee from manufacturing or selling its products, any one of which could have a material adverse effect on McAfee's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

  Risks Related to International License Revenue. In 1996, 1995 and 1994 net revenue from international licenses (license revenue from outside the United States and Canada) represented approximately 19%, 29% and 23%, respectively, of McAfee's net revenue. In the nine months ended September 30, 1997, net revenue from international licenses represented approximately 28% of McAfee's net revenue. McAfee expects that net revenue from international licenses will continue to account for a significant portion of net revenue. A significant portion of McAfee's international revenue in 1997 is expected to be denominated in local currency. In July 1997, the Company began to manage potential foreign currency fluctuations, using non-leveraged forward currency contracts. To date, the Company's results of operations have not been significantly affected by currency fluctuation, however, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations. Risks inherent in McAfee's international revenue generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on McAfee's future international license revenue. The Company is converting its international agents (who can sell an unlimited number of copies of the software in their respective territory for a flat royalty) to VARs and resellers (who pay for software on a per copy sold basis). There can be no assurance that this conversion will be successful, which could result in a loss of revenue. Further, in countries with a high incidence of software piracy, McAfee may experience a higher rate of piracy of its products.

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

                            McAFEE ASSOCIATES, INC.
                         FORM 10-Q, September 30, 1997
                                    -------

                          PART II:  OTHER INFORMATION

Item 3.  Legal Proceedings:

         Information with respect to this item is incorporated by reference to
         Note 4 of the Notes to the Consolidated Financial Statements included herein on page 7 of this Report on Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K:

               (a) Reports on Form 8-K. There were no reports filed on Form 8-K during the quarterly period ended September 30, 1997.


               (b) Exhibits. The exhibits listed in the accompanying Exhibit
                   Index are filed or incorporated by reference as part of this Report.

                            McAFEE ASSOCIATES, INC.
                         FORM 10-Q, September 30, 1997

                                    -------

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    McAFEE ASSOCIATES, INC.

                                    /s/  PRABHAT K. GOYAL
                                    ---------------------------
Date:  November 4, 1997             Name:   Prabhat K. Goyal
                                    Title:  Vice President Administration,
                                            Chief Financial Officer and
                                            Secretary

                            McAFEE ASSOCIATES, INC.
                         Form 10-Q, September 30, 1997


                                  EXHIBIT INDEX

Exhibit No.                            Exhibit Title                                Page No.
----------                             -------------                                --------
 2.1        Agreement and Plan of Reorganization, dated as of October 13,
            1997, among the Company, Mystery Acquisition Corp. and Network
            General Corporation, as amended by the First Amendment dated as of October 22, 1997, incorporated by reference to the Company's
            Registration Statement on Form S-4.

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

 4.1 Registration Rights Agreement, dated August 30, 1996, by and among FSA Combination Corp. and FSA Corporation, all incorporated by reference to the Company's Report on Form 8-K, as filed with the Securities and Exchange Commission on September 24,1996.

 4.2 Registration Rights Agreement, dated January 13, 1997 by and between McAfee Associates, Inc. and the shareholders of Jade, all incorporated by reference to the Company's Report on Form
            8-K, as filed with the Securities and Exchange Commission on March 14, 1997, incorporated by reference to Exhibit 10.49 of the Company's Form 10-K, filed for the year ended December 31, 1996 (the "1996 10-K").

 4.3 Registration Rights Agreement, dated February 28, 1997, by and between the Company and shareholders of Schuijers, incorporated by reference to Exhibit 10.50 of the 1996 Form 10-K.

 9.1        Form of McAfee Associates, Inc. Voting Agreement, dated as of
            October 13, 1997. Incorporated by reference to the Company's
            Registration Statement on Form S-4.

10.1 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December
            31, 1994


          ("1994 Form 10-K") as amended.

10.2      Outside Directors Stock Option Plan, incorporated by reference to
          Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.3 401(k) Plan, incorporated by reference to Exhibit 10.20 of the 1994 Form 10-K.

10.4 Change in control agreement between the Company and Richard D. Kreysar, dated as of April 14, 1995, incorporated by reference to
          Exhibit 10.2 of the Company's Registration Statement No. 33-93926 on Form S-4 (the "S-4").

10.5 Change in control agreement between the Company and Robert J. Schwei, dated as of April 14, 1995, incorporated by reference to Exhibit 10.4 of the S-4.

10.6 Change in control agreement between the Company and Peter Watkins, dated as of May 1, 1995, incorporated by reference to Exhibit 10.6 of the S-4.

10.7 Change in control agreement between the Company and William L. Larson, dated as of April 14, 1995, incorporated by reference to Exhibit 10.7 of the S-4.

10.8 Agreement and Plan of Merger, dated as of March 6, 1996 and among the Company, McCor Acquisition Corporation and Vycor Corporation, incorporated by reference to Exhibit 10.35 of the Company's Form 10-K, filed for the year ended December 31, 1995 (the "1995 10-K").

10.9 1995 Stock Incentive Plan, incorporated by reference to Exhibit 10.40 of the Form 10-Q of the Company for the Quarter ended June 30, 1996.

10.10 Change in control agreement between the Company and Prabhat K. Goyal incorporated by reference to Exhibit 10.43 of the Company's Form 10-Q for the Quarter ended June 30, 1996.

10.11 Combination Agreement by and among the Company, FSA Combination Corp., FSA Corporation, and Daniel Freedman, the sole shareholder of FSA Corporation, dated August 16, 1996, incorporated by reference to the Company's Form 8-K as filed with the Securities and Exchange Commission on September 24, 1996.

10.12     Stock Exchange Agreement, dated January 13, 1997, by and among the

          Company, FSA Combination Corp., Kabushiki Kaisha Jade ("Jade") and the shareholders of Jade, Incorporated by reference to the Company's Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 1997.

10.13 Stock Exchange Agreement, dated February 29, 1997, by and among the Company, FSA Combination Corp., Schuijers Holding B.V. ("Schuijers") and the shareholders of Schuijers. Incorporated by reference to
          Exhibit 10.50 to the Company's Form 10-K for the year ended December 31, 1996.

10.14 Sublease Agreement for facility at 2805 Bowers Avenue, Santa Clara dated February 20, 1997 by and between the Company, and National Semiconductor Corporation, incorporated by reference to Exhibit 10.51 of the Company's Form 10-Q for the Quarter ended June 30, 1997.

10.15 Quota Purchase Assignment Agreement, dated April 14, 1997, by and among the Company and McAfee Do Brasil Ltda., Compusul-Consultoria E Comericio De Informatica Ltda., and the stockholders of Compusu-Consultoria E Comericio De Informatica Ltda., incorporated by reference to Exhibit 10.52 of the Company's Form 10-Q for the Quarter ended June 30, 1997.

11.1      Computation of Net Income Per Share.

27.1      Financial Data Sheet.

_____________________________
* Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee.