Form 10-K
period 1997-12-31
NETWORK ASSOCIATES INC
filed 1998-02-17
CIK 890801

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED 31 DECEMBER 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER 0-20558

                           NETWORKS ASSOCIATES, INC.
                       (FORMERLY MCAFEE ASSOCIATES, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0316593
           (STATE OF INCORPORATION                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

                               2805 BOWERS AVENUE
                       SANTA CLARA, CALIFORNIA 95051-0963
                                 (408) 988-3832
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.01
                                   par value

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 1997 was approximately $3.6 billion. The number of shares outstanding of the issuer's common stock as of December 31, 1997 was 69,920,883.

     Documents incorporated by reference: Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1998.

        This report contains 61 pages. The Exhibit Index is on page 58.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "-- Risk Factors" and elsewhere herein.

     Networks Associates, Inc. (the "Company") was formed in December 1997 as a result of the strategic business combination of McAfee Associates, Inc. ("McAfee") and Network General Corporation ("Network General"). Pursuant to this strategic combination, Network General merged with a wholly owned subsidiary of McAfee, and McAfee changed its legal name. In mid-December 1997, the Company acquired Pretty Good Privacy, Inc. ("PGP"), a provider of applied cryptographic solutions for securing corporate digital assets and protecting privacy.

OVERVIEW

     The Company is a leading developer and provider of network security and management software products. The Company has historically derived a significant majority of its revenues from the licensing of its flagship McAfee anti-virus products and Sniffer network fault and performance management products. The Company is currently focusing its efforts on broadening its revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. In furtherance of this strategy, the Company recently organized its products into four product suites -- McAfee Total Virus Defense and PGP Total Network Security (together comprising "Net Tools Secure") and Sniffer Total Network Visibility and McAfee Total Service Desk (together comprising "Net Tools Manager"). These four product suites together form an integrated solution called "Net Tools".

     Many of the Company's network security and management products, including its industry-leading network security products for anti-virus protection and Sniffer software-based fault and performance solutions for managing computer networks, are also available as stand-alone products or as part of smaller product suites. The Company is also a leader in electronic software distribution, which is the principal means by which it markets its products and one of the principal ways it distributes its software products to its customers. The Company generally utilizes a two-year subscription model for licensing its non-Sniffer products to corporate clients and is in the process of developing a two-year subscription model for licensing its Sniffer products as well.

     The following table depicts the Company's product suites:
--------------------------------------------------------------------------------
                                   NET TOOLS

------------------------------------------------------------------------------------------------------------
                   NET TOOLS SECURE                                     NET TOOLS MANAGER
------------------------------------------------------------------------------------------------------------
    McAfee Total Virus          PGP Total Network        Sniffer Total Network      McAfee Total Service
          Defense                   Security                  Visibility                    Desk
------------------------------------------------------------------------------------------------------------
 - Virus Scan Security     - PGP Desktop Suite        - Sniffer Portable Analysis - McAfee Help Desk Suite
Suite                      - PGP Server Suite         Suite                      - Zero Administration
 - Net Shield Security     - CyberCop                 - Sniffer Distributed      Client Suite
Suite                                                 Analysis Suite             - Self Service Desk Suite
 - Internet Security Suite                            - Sniffer Service Desk
                                                      Suite

--------------------------------------------------------------------------------

NET TOOLS

     Net Tools is being designed as an integrated solution to protect the enterprise from network security threats and to reduce the cost of managing an enterprise network. While supporting other operating systems, Net Tools is being optimized for Microsoft Windows NT technology ("NT"), employing an Explorer Interface, Distributed OLE, ActiveX and the DCOM object model. Net Tools is being designed to leverage NT to bridge the gap between the disparate network management universes of NetWare and Unix servers. In addition, Net Tools is being engineered to employ a common graphical user interface ("GUI"), together with common reporting, alerting and scripting functionalities. The Company is currently developing its pricing model for the licensing of its Net Tools suite of products. Among other things, the Company is currently developing a centralized console for its Net Tools product suite; developing its pricing model for the Net Tools product suite; and integrating various recently acquired products (including certain PGP encryption products) into smaller suites sold under the Net Tools umbrella.

NET TOOLS SECURE: MCAFEE TOTAL VIRUS DEFENSE AND PGP TOTAL NETWORK SECURITY

     The Net Tools Secure product suite is comprised of McAfee Total Virus Defense and PGP Total Network Security. The current U.S. list price for a 1,000 node Net Tools Secure license is $79 per node. A number of the products incorporated in the Net Tools Secure product suite may be purchased as stand-alone products or as part of smaller product suites.

     McAfee Total Virus Defense. McAfee Total Virus Defense ("McAfee TVD") is designed to provide a single integrated defense against computer viruses at the desktop, server and Internet gateway. McAfee TVD is comprised of three security product suites: VirusScan Security Suite (providing multi-platform protection for desktop clients); NetShield Security Suite (protects file, application and groupware servers); and Internet Security Suite (locks out viruses and hostile applets at the Internet gateway). The current U.S. list price for a 1,000 node McAfee Total Virus Defense license is $34 per node.

     VirusScan Security Suite. VirusScan, one of the Company's flagship products, is a virus protection program for Windows 3.X, Windows 95, Windows NT, Macintosh, DOS and OS/2 personal computers ("PCs"). VirusScan scans for known viruses upon installation. When installation is completed, VirusScan becomes memory resident and protects systems from further infection. VirusScan is designed to detect and remove even the most sophisticated categories of known PC viruses. Corporate users now purchase VirusScan almost exclusively as part of the VirusScan Security Suite ("VSS"). VSS also includes: (i) WebScanX which protects against virus infected Internet downloads and e-mails, as well as emerging hostile Java and Active-X applets; (ii) PCMedic which automatically diagnoses and corrects PC system problems, as well as prevents errors and crashes which damage data; and (iii) QuickBackUp which provides fast and easy retrieval of automatically backed up data files. The NetTools Distribution Console and Enterprise SecureCast are also included to provide automated remote installation, updating, and management of the VSS components. The current list price for a 1,000 user VSS site license is $25 per node. The single user retail version of VirusScan sells at an average retail price of approximately $29.95.

     NetShield Security Suite. NetShield Security Suite ("NSS") provides virus protection for network file servers running NT, NetWare or Solaris operating systems. NetShield Security Suite blocks viruses from being transferred over networks by scanning files which are accessed from the server. It can also perform regularly scheduled scanning of the server. NSS also includes: (i) VirusScan Unix which provides virus protection for network file servers running Solaris, HP-UX, NCR and AIX; (ii) GroupShield for Notes which is a native Lotus Notes application that is designed to protect the Notes server from viruses as well as other known security threats; and (iii) GroupShield for Microsoft Exchange which is a native NT service that prevents virus infected attachments from being stored or transported by Microsoft Exchange. The NetTools Distribution Console and Enterprise SecureCast are also included to provide automated remote installation, updating, and management of the NSS components. The current list price for a 1,000 node NetShield Security Suite site license is $16 per node.

     Internet Security Suite. Internet Security Suite ("ISS") provides comprehensive virus protection at the Internet gateway for all likely virus entry points. The ISS products are designed to capture both known and new viruses before they infect multiple users on the network. Servers are scanned in real-time as messages pass through and downloads occur. Viruses discovered are automatically cleaned, quarantined, or deleted as configured. In addition to viruses, ISS products also scan for hostile Java and Active-X applets. Java and Active-X applets offer a powerful way to make web sites more interactive for visitors, but can also be used to execute destructive commands. ISS includes: (i) WebShield SMTP which is designed to scan all inbound and outbound e-mail passing through the SMTP gateway; (ii) WebShieldX Proxy which provides protection for HTTP and FTP traffic and scans for hostile Java and Active-X applets; and (iii) WebScanX which protects against virus infected Internet downloads and e-mails, as well as emerging hostile Java and Active-X applets, by filtering them out before they can cause damage to users on desktop or mobile PC's. The NetTools Distribution Console and Enterprise SecureCast are also included to provide automated remote installation, updating, and management of the ISS components. The current list price for a 1,000 node Internet Security Suite site license is $16 per node.

     PGP Total Network Security. PGP Total Network Security ("PGP TNS") is being designed as an integrated suite of desktop and server solutions designed to protect the digital assets of an enterprise through encryption and authentication. All encryption algorithms used in PGP TNS provide "strong" encryption with a minimum 128 bit key length for symmetric encryption, plus the use of a public/private key scheme with larger keys. To the Company's knowledge, no techniques currently exist that can "crack" these strong encryption algorithms so they are usable even in demanding commercial and military applications. PGP TNS is being designed as a comprehensive, scalable security solution with central manageability and policy-based administration. PGP TNS will comprise two network security product suites: the PGP Desktop Suite (protects e-mails, files, disks and network communication); and the PGP Server Suite (which is being developed to manage certificates, control encryption policies and replicate certificate servers). Both PGP Desktop and Server suites also include the PGPsdk which allows corporate or application developers to create custom encryption using PGP's strong encryption algorithms. Complementing PGP TNS is intrusion protection through the CyberCop product (described below) which is sold separately and not as part of a suite. The current U.S. list price for a 1,000 node PGP Total Network Security site license utilizing the Diffie-Hellman strong encryption algorithm is $65 per node. The current list price for CyberCop is $35,700 per unit.

     PGP Desktop Suite. The PGP Desktop Suite ("PGP DS") provides multi-platform encryption protection for a wide range of desktop computers. The PGP DS includes the PGP for emails and files ("PGPEF") product. PGPEF uses compression, encryption and digital signatures to ensure privacy at the desktop and during transmission over both internal and public networks. PGP provides these capabilities by allowing end users to encrypt mail messages, files or mail attachments easily and then mail them to other PGP users who decrypt them using a public/private key encryption scheme. PGPEF is currently available on more than 15 different platforms, including Windows 3.1/95/NT, Macintosh and multiple versions of UNIX. In addition, PGPEF is designed to offer seamless integration with most commonly used e-mail applications. PGP DS also includes: (i) PGPdisk (currently available for the Macintosh platform only) which provides hard disk protection, even if the machine is compromised, by allowing only the correct private key to unlock encrypted data on the hard disk; and (ii) PGPsdk (described above). The PGPsdk can also be purchased by OEMs so that they may use it to develop applications using encryption for sale in the commercial market. The current U.S. list price for a 1,000 node PGP Desktop Suite site license utilizing the Diffie-Hellman strong encryption algorithm is $55 per node.

     PGP Server Suite. The PGP Server Suite ("PGP SS") is being designed to provide management of public keys, authentication and policy-based administration and management of security policies on an enterprise-wide basis. The PGP SS is comprised of (i) the PGP Certificate Server, (ii) the Policy Management Agent; and (iii) the Policy Server. The PGP Certificate Server is designed to enable corporations to deploy, certify, revoke and store digital certificates allowing hundreds of thousands of users to exchange and authenticate digital information in a public/private key encryption system. Certificate directories, also known as key rings at the single-user level, are the equivalent of electronic address books for information security. Although users can maintain their own key rings, large corporate customers have requested the capability to centrally manage thousands of geographically dispersed keys and the associated encryption processes and policies for their employees. The PGP Certificate Server is designed to allow corporate users to easily locate their electronic correspondents' keys in order to encrypt, decrypt, verify and/or sign digital information. In addition, the PGP Certificate Server is designed to allow administrators to manage keys seamlessly and centrally. Designed to handle all certificate types, the PGP Certificate Server allows for an integrated policy management system when coupled with other products included in PGP SS, such as the Policy Management Agent and Policy Server (a future component of the suite), facilitating the establishment and enforcement of corporate information security regulations. The Policy Management Agent allows corporations to integrate security policy enforcement as part of their networking infrastructure. The Policy Server will enable companies to consolidate control, coordination and enforcement of business security policies through the centralized management of geographically dispersed clients, servers and associated policy agents. The Policy Server is being designed to verify, enforce and distribute policy configurations for clients, certificate servers and their associated policy agents. PGP SS further includes PGPsdk. The current U.S. list price for a 1,000 node PGP Server Suite site license utilizing the Diffie-Hellman strong encryption algorithm is $31 per node.

     CyberCop. The CyberCop intrusion detection system is designed to safeguard networks from external and internal attacks by performing real-time surveillance of network traffic and sending out an alarm when intrusion is detected. The CyberCop product's sensors are placed at key locations throughout a network, from LAN segments and dial-up modem servers to connection to the internet or other wide area networks. CyberCop is not sold as part of a suite. The current list price for the CyberCop product is $35,700 per unit.

NET TOOLS MANAGER: SNIFFER TOTAL NETWORK VISIBILITY AND MCAFEE TOTAL SERVICE
DESK

     Net Tools Manager is a network management and service desk solution designed to make networks more efficient and network users more productive. The Net Tools Manager product suite is comprised of Sniffer Total Network Visibility, a comprehensive set of products and services for network fault and performance management; and McAfee Total Service Desk, which integrates help desk applications with desktop management software. McAfee Total Service Desk is licensed on a two-year subscription basis. Pricing for 10 HelpDesk Users supporting 1000 nodes is $45.95 per node. A number of the products incorporated in the Net Tools Manager product suite may be purchased as stand-alone products or as part of smaller product suites.

     Sniffer Total Network Visibility. Sniffer Total Network Visibility ("Sniffer TNV") offers comprehensive network fault and performance solutions to provide optimum network performance. Sniffer TNV is comprised of three product suites: Sniffer Portable Analysis Suites which consist of portable tools which analyze network traffic to pinpoint and help resolve performance problems on a variety of multi-topology, multi-protocol networks; Sniffer Distributed Analysis Suites which perform automatic network monitoring, protocol decodes and problem analysis for identifying and resolving network problems from a central single-fault and performance-management console; and Sniffer Service Desk Suite which offers proactive management, reporting and service desk tools for better supporting business objectives and delivering a higher quality of service to end users. The U.S. list price for Sniffer Total Network Visibility Suite starts at $100 per network node for a two year license on a network with a minimum 5,000 nodes.

     Sniffer Portable Analysis Suite. The Sniffer Portable Analysis Suite ("Sniffer PAS") consists of portable tools designed to automatically pinpoint and analyze network problems and to recommend solutions. To address the growing complexity of multi-vendor, multi-protocol, multi-topology network environments, Sniffer PAS is designed and tested to run on a variety of computer platforms. The product is intended to be used as a portable tool, either on a portable or notebook size computer platform, but it can also be installed on a desktop computer platform. The Sniffer PAS addresses a variety of network needs ranging from less-critical segment coverage to high-speed, mission-critical or backbone networks. Products sold under the Sniffer PAS range from products which capture data, monitor network traffic and collect key network statistics for small networks, to products which optimize network performance and increase network reliability by uncovering and analyzing network problems and recommending solutions to such problems, automatically and in real-time for mid-level and high-speed networks. The U.S. list price for the Sniffer Portable Analysis Suite is $23,050 per copy.

     Sniffer Distributed Analysis Suite. The Sniffer Distributed Analysis Suite ("Sniffer DAS") is designed to allow customers to monitor and diagnose problems on complex, multi-segment networks from centralized locations. With the addition of expert analysis capabilities, the Sniffer DAS provides automatic problem diagnosis and recommends solutions which are displayed on a central console. The Sniffer DAS addresses a variety of network needs ranging from less critical segment coverage to high-speed, mission-critical or backbone products. Products sold under the Sniffer DAS range from easy-to-use products which feature decode and analysis capabilities and network health and availability summaries for small or department networks, to products which provide service level management and proactive device analysis for enterprises employing high-speed networks. The U.S. list price for the Sniffer Distributed Analysis Suite for 2,001 - 5,000 desktops starts at $45 per desktop.

     Sniffer Service Desk Suite. The Sniffer Service Desk Suite ("Sniffer SDS") is a web browser-based network management suite that is designed to automate and manage the process of resolving network problems proactively by identifying, analyzing, tracking and resolving network problems and assessing trends. The Sniffer SDS includes features such as trouble ticketing to problem resolution, exception reporting and final close of ticket. The Sniffer SDS is comprised of products designed to automatically collect data on instrumented network components and to provide real-time and historic health and availability summaries; to monitor and analyze the long-term performance of routers, switches, hubs, and frame relay devices; and to provide immediate access to service desk trouble tickets from any browser. The U.S. list price for the Sniffer Service Desk Suite starts at $500 per network device.

     McAfee Total Service Desk. McAfee Total Service Desk ("McAfee TSD") provides proactive network management and help desk technology in one integrated service desk solution. McAfee TSD comprises three suites: McAfee HelpDesk Suite; Zero Administration Suite; and Self ServiceDesk Suite. The current U.S. list price for a ten concurrent user license for McAfee TSD is $4,595. This price also includes support of 1000 desktops.

     McAfee HelpDesk Suite. The McAfee HelpDesk Suite is designed to provide complete call management, problem resolution, crisis management, change management and reporting for mid-range and departmental help desks. The McAfee HelpDesk Suite automates the process of entering caller information and automatically displays information about a caller allowing faster service and minimizing duplication of efforts. In addition, the McAfee HelpDesk Suite is designed to provide automated crisis management, by posting notices of known problems on a centralized "white board." Related calls can be linked, automatically generating or resolving (and subsequently closing) all linked trouble tickets. Finally, the McAfee HelpDesk Suite is designed to automate change management throughout the enterprise, allowing work orders for a selected task to be automatically sent to all appropriate parties. Detailed reports generated by the McAfee HelpDesk Suite help measure the impact of each problem and the use of enterprise resources to solve each problem. The current U.S. list price for a ten concurrent user license for McAfee HelpDesk Suite is $2,428.

     Zero Administration Client Suite. The Zero Administration Client ("ZAC") Suite is designed to provide enterprise wide control of network software with integrated software distribution, software and hardware inventory, desktop management/menuing, license metering and remote control features. The ZAC Suite can automatically distribute, install and track new software and updates throughout an enterprise and can perform an enterprise-wide hardware, software and system file inventory without having to visit each station. The ZAC Suite also includes management/menuing capabilities which enable central configuration of application access and desktop layout. In addition, the ZAC Suite provides software metering capabilities, allowing the efficient management of license sharing, and transfers and reducing the number of licenses that need to be purchased based on actual usage. Furthermore, the ZAC Suite allows compliance with license limitations by restricting concurrent usage of a software product to only the total of number of licenses purchased. Finally, the ZAC Suite allows remote access to critical information on multiple platforms. The Zero Administrator Client Suite console controls DOS, Windows, Windows 95 and Windows NT-based PC assets connected to NT and NetWare file servers, and its open database structure is designed to ensure accessibility. The current U.S. list price for a 1,000 node ZAC Suite site license is $39 per node.

     Self ServiceDesk Suite. The Self ServiceDesk Suite provides information services organizations with self service oriented applications designed to make all supported PCs help desk ready. The Self ServiceDesk Suite integrates PC diagnostic software with remote control and web-based access, allowing cost savings for help desk and network administrators. The Self ServiceDesk Suite allows employees to solve their own PC application problems over the web using Knowledge Wizard, a searchable information database that gives employees instant answers to thousands of common hardware and software application questions. The Self ServiceDesk Suite also includes PCMedic. PCMedic automatically diagnoses and corrects PC system problems, as well as prevents errors and crashes which damage data. The current U.S. list price for a 1,000 node Self Service Desk Suite site license is $39 per node.

TOTAL SERVICE SOLUTIONS

     As the Company's products and computer networks become more complex, customers increasingly require greater professional assistance in the design, installation, configuration and implementation of their networks and acquired products. To meet these evolving customer needs, the Company has established Total Service Solutions. Total Service Solutions is focused on three services segments: Consulting Services, Total Education Service and Product Support to complete the customer's product license relationship with the Company. The Company intends to expand and develop significantly its worldwide professional services organization.

     Consulting Services supports product integrations, customization and deployment with an array of standardized and custom offerings. Consulting Services also offers other services ranging from proactive and emergency troubleshooting to network design, planning and simulation.

     Total Education Service offers an extensive curriculum of computer network technology courses, from product training to advanced network troubleshooting and performance management. Total Education Service is delivered from nine training centers and 50 roadshow locations nationally, and 18 international locations. Total Education Service emphasizes customized on-site training at customer locations, and has trained over 35,000 individuals in Fortune 500 and other companies.

     Product Support technical representatives respond to customer calls and electronic messages, resolve product issues and answer detailed questions. Three levels of phone support are available, so that customers can choose the availability and response times that meet their business needs. Product Support is available to all Company customers on a worldwide basis. Additionally, Product Support delivers advanced technology solutions on the Internet, allowing customers to resolve issues expeditiously at any time of day or night.

SUBSCRIPTION LICENSING MODEL

     The Company typically licenses its non-Sniffer products (together with the related maintenance) to corporate and government customers for a period of two years during which time the licensees receive all upgrades, updates and technical support. Upon expiration of the two-year period, customers are contacted by the Company for renewal. The Company is currently developing a two-year subscription model for licensing its Sniffer products, which accounted for a significant portion of its revenues in 1997 and historically have been licensed on a perpetual basis with annual maintenance and support contracts. The Company believes that the two-year subscription licensing and related maintenance offers several benefits to its customers. For one initial fee, the customer receives the software and all upgrades, updates and support for two years. In addition, the customer only has to make a decision on its investment in the software every two years. Since the Company is able to distribute its products and upgrades at a lower cost than do companies using traditional distribution methods, the Company also has the ability to offer upgrades and updates and address user feature requirements on a more regular basis. In addition, by offering a two-year license, as opposed to a traditional perpetual term license, the Company is able to meet a lower initial cost threshold for customers with annual budgeting constraints.

     The Company's two-year subscription licensing model creates the opportunity for recurring revenue for the Company through the renewal of existing licenses. Since the Company typically licenses its products on a per user basis, at the time of renewal the Company has the potential to increase the number of computers licensed at existing sites and to expand its licenses to new sites in an organization. The renewal process also provides an opportunity to cross-sell new products and product suites to existing customers. There can be no assurance that the Company will be able to sustain current renewal rates in the future.

     With the expansion of the Company's distribution channels to include resellers and distributors, the Company also provides single user licenses for its products under traditional, unlimited term licenses with product updates, upgrades and support available to customers under separate maintenance contracts.

ELECTRONIC SOFTWARE DISTRIBUTION

     The Company was the first company to successfully utilize electronic software distribution to reach corporate and government customers. Through the World Wide Web and various online services such as CompuServe, America Online and the Microsoft Network, the Company is able to electronically communicate and interact with its customers from pre-sales evaluation through product delivery and post-sales support. The Company believes that the electronic channel is an important source of information and support for IT professionals. By making fully-functioning, unencrypted versions of many of its products widely available for evaluation, the Company seeks to encourage product sampling among these sophisticated users. Unlike traditional software evaluation programs, where potential customers often are required to identify themselves (typically resulting in their inclusion in a sales database), go through a qualification process and then wait for the evaluation copy to be shipped, potential customers desiring to evaluate Company products for a 30-day period can anonymously download Company products from the Company's World Wide Web site. In 1996, the Company opened the McAfee Store on the World Wide Web to distribute its own and third party products.

     The Company uses electronic software distribution as a principal means of delivering licensed software, as well as upgrades and updates to its customers. Electronic software distribution offers a number of advantages to the Company over traditional software distribution methods including the ability to distribute its products and upgrades more rapidly and at a lower cost than traditional distribution methods. Since all of the software and documentation can be distributed electronically, the cost of internal distribution by the customer is also lower than with traditional software and printed documentation.

     The Company also seeks to increase awareness of its products, to provide customer and technical support and to encourage dialogue regarding its products by maintaining a World Wide Web site and forums on CompuServe, America Online and The Microsoft Network. The Company also provides support through the World Wide Web. By providing support electronically, the Company believes that it is often able to identify and solve customer problems more rapidly.

SALES AND MARKETING

     To augment and capitalize upon the awareness of the Company's products resulting from its electronic distribution model, the Company's sales and marketing efforts are directed primarily at large corporate and government customers as well as to resellers, distributors and system integrators worldwide through the following channels:

     North American Direct Sales. The Company has recently reorganized its combined direct sales force into three tiers. The first tier focuses on the sale of the full product suite under the Net Tools umbrella to enterprise and national account customers. The second tier consists of four separate sales groups focused on the sale of the individual product suites (i.e., McAfee Total Virus Defense; PGP Total Network Security; Sniffer Total Network Visibility; or McAfee Total Service Desk) to the departmental level. The third tier consists of four separate outbound corporate telesales forces who actively market the Company's individual product suites to customers with less than 1,000 nodes. The Company's corporate telesales representatives also respond to prospective customers who contact the Company as a result of a particular marketing program or after electronically evaluating a Company product. Another significant focus of the Company's corporate telesales force is to contact existing customers to cross-sell additional products and product suites. To augment its sales organization, the Company's executives are involved with sales to many major accounts. The Company historically has not had a large enterprise or national accounts sales force and only recently developed a direct sales group focused on these larger accounts. In addition, the Company has not historically had a separate sales force focused on the sale of its suite of security products (many of which were only recently acquired and are currently being engineered into a common suite). Accordingly, the Company is currently expanding these direct sales organizations in North America.

     The Company devotes a portion of its corporate telesales force to the renewal of its existing licenses. Prior to expiration of a license, a corporate telesales representative contacts the customer and encourages renewal of the expiring license while determining if increasing the number of computers licensed is appropriate and, additionally, marketing new products and product suites to this existing customer.

     International Sales. The Company has sales and support operations in Europe, Asia, South America and Australia. In 1997, international revenues accounted for approximately 28% of the Company's net revenues. Historically, the Company has relied primarily upon independent agents and distributors to market its products internationally. The Company expects that international revenues will continue to account for a significant percentage of net revenues. In 1997, the Company acquired, among others, its distributors in Japan and in The Netherlands. The Company expects to continue using independent agents primarily in smaller markets where a direct sales presence is not currently warranted. While the Company's agents and distributors include some large systems integrators, most are small companies that market the Company's software along with products of other companies that they represent. The Company typically enters into agreements with its agents which, among other things, obligate its agents to provide technical support and the most current versions of the Company's products to its customers and to provide the Company with information about its licensees. Such agreements permit either the Company or the agent to terminate the agreement upon proper prior written notice. International agents invoice their own orders and collect payment, remitting the license fee, net of commissions, to the Company in United States dollars.

     Channel Sales. To complement its direct sales, the Company markets many of its products through corporate resellers and distributors, and indirectly through retailers. While historical sales through these distribution channels have generated a relatively small portion of the Company's net revenue, over the past two years the Company's presence in these channels has expanded significantly. The Company currently utilizes corporate resellers, including STREAM, Software Spectrum, Softmart and ASAP, which focus primarily on selling site licenses for the Company's software to corporate customers. The Company is currently expanding the indirect sales channel for its Sniffer products and its PGP security products.

     Independent software distributors who market the Company's products include Ingram Micro, Merisel America and Tech Data. These distributors stock the Company's products in inventory for redistribution primarily to large retailers, VARs and mail order companies. Through its authorized distributors, the Company sells its retail packaged products to several of the large computer and software retailers in the United States, including Staples, CompUSA, Computer City, Software Etc. and Best Buy. Several members of the Company's channel sales force work closely with the Company's major reseller and distributor accounts on the management of orders and inventory level, as well as on promotion and selling activities.

     The Company's distributors generally are permitted stock balancing and stock rotation rights but are typically required to place offsetting orders of equal value. The Company often relies on resellers and distributors, including retail outlets, to market and support its products. The Company's agreements with its distributors are not exclusive and may be terminated by either party without cause. There can be no assurance that any distributors will continue to represent the Company's products.

     Original Equipment Manufacturers ("OEMs"). OEMs license the Company's products (mainly anti-virus products) and bundle them with personal computer hardware or software. OEMs typically sublicense a single version of the Company's products to end users who must contact the Company in order to license updates. The Company typically receives a per copy royalty from its OEMs.

     Other Marketing Activities. The Company's principal means of marketing its products is through the World Wide Web. Not only does the Company's Website contain various marketing materials and information about its products, but from the Website customers may download and purchase products and potential customers may download Company products for a 30-day free trial. The Company also promotes its products through advertising activities in trade publications and direct mail campaigns. The Company is currently conducting a national television advertising campaign in the U.S. during certain major sporting events. The Company also attends trade shows, sponsors conferences and publishes a quarterly newsletter which is mailed to existing and prospective customers. In addition, the Company also maintains forums on CompuServe, America Online and The Microsoft Network which provide electronic forums for subscribers of these services to discuss issues related to computer viruses and make inquiries regarding the Company's products.

CUSTOMERS

     The Company primarily markets its products directly to large corporate and government customers as well as to resellers and distributors. No customer accounted for more than 10% of the Company's net revenue during 1997, 1996 or 1995.

PRODUCT DEVELOPMENT AND ACQUISITION

     The software industry has experienced and is expected to continue to experience a significant amount of consolidation. In addition, it is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suites and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies. In addition to the Network General merger in December 1997, the Company has consummated a series of significant acquisitions since 1994, including the acquisitions of PGP and Helix in December 1997, Cinco Networks, Inc. in August 1997, 3DV Technology, Inc. in March 1997, a controlling interest in FSA Corporation of Canada in August 1996, Vycor Corporation in February 1996, Saber Software Corporation, Inc. in August 1995 and ProTools, Inc. in January 1994. In addition, since 1995 the Company has acquired a number of its international agents and distributors, including agents or distributors in Australia, Brazil, Japan and The Netherlands and is currently investigating acquisitions of additional foreign agents and distributors. Past acquisitions have consisted of, and future acquisitions will likely include, acquisitions of businesses, interests in businesses and assets of businesses.

     The Company believes that its ability to maintain its competitiveness will depend in large part upon its ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. There can be no assurance that product enhancements or new products will be developed or acquired on a timely basis or at all.

     In addition to developing new products, the Company's internal development staff is also focused on developing updates to existing products and modifying and enhancing any acquired products. For example, the Company is designing a centralized console from which the various Net Tools component suites can be operated, administered and maintained utilizing a common look and feel and is integrating its various security products (such as its recently acquired PGP encryption products and Network General CyberCop product) into a marketable suite of products. Future updates may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. The Company believes that the ability to provide these updates to users frequently and at a low cost is a key to its success. Failure to release such updates on a timely basis could have a material adverse impact on the Company. There can be no assurance that the Company will be successful in these efforts. In addition, there can be no assurance that future changes in Windows 95, Windows NT, NetWare or other popular operating systems would not result in incompatibility with the Company's products. The Company's failure to introduce on a timely basis new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expended $85.0 million, $52.2 million and $36.8 million in the years ended December 31, 1997, 1996 and 1995, respectively, on research and development.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing operations consist primarily of final assembly, testing and quality control of materials, components, subassemblies and systems for its Sniffer based products. The Company believes its quality control procedures have been instrumental in achieving the high performance and reliability of these products. To date, the Company has experienced minimal return of its products by users. The Company's manufacturing operations do not require any capital expenditures for environmental control facilities or any special activities for protection of the environment. The Company intends to outsource the manufacturing operations related to its Sniffer based products in 1998. There can be no assurance that, among other things, the Company will be able to outsource these manufacturing operations on a timely basis or at all.

     The Company's Sniffer products are designed to work with a variety of network topologies and computer platforms available from multiple manufacturers. The Company relies on a limited number of suppliers for certain critical components of its products. Some of the Sniffer products are designed around a specific computer platform available only from certain manufacturers. In the case of Sniffer Analyzer products, customers purchase the required platform either from the Company or from suppliers. As a result of product transitions by its computer platform vendors, the Company has found it necessary to purchase and inventory computer platforms for resale to customers. Any significant shortage of computer platforms or other critical components for Sniffer products could lead to cancellations or delays of purchases of these products, which could materially and adversely affect the Company's results of operations. If purchases of computer platforms or other components exceed demand, the Company could incur expenses for disposing of excess inventory, which would also adversely affect its results of operations.

     The Company is in the process of developing software only versionS of its Sniffer products. Purchasers of these Sniffer software products would be required to already own or purchase directly from the manufacturer or other vendors the necessary hardware products (such as computer platforms and components). There can be no assurance that the Company can produce a software only Sniffer product on a timely basis or at all or that customers will not require that the Company continue to provide the necessary hardware products.

COMPETITION

     The markets for the Company's products are intensely competitive and the Company expects competition to increase in the near-term. The Company believes that the principal competitive factors affecting the markets for its products include performance, functionality, quality, customer support, breadth of product line, frequency of upgrades and updates, integration of products, manageability of products, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of the Company's anti-virus software products compete include the number and types of viruses detected, the speed at which the products run and ease of use. Certain of the Company's competitors have been in the network management market longer than the Company, and other competitors, such as Symantec Corporation ("Symantec"), Intel Corporation ("Intel"), Seagate Technology, Inc. ("Seagate"), and Hewlett-Packard Company ("HP"), are larger and have greater name recognition than the Company. The Company will also need to develop name recognition for the name "Network Associates." In addition, certain larger competitors such as Intel, Microsoft Corporation ("Microsoft") and Novell, Inc. ("Novell") have established relationships with hardware vendors related to their other product lines. These relationships may provide them with a competitive advantage in penetrating the OEM market with their network security and management products. As is the case in many segments of the software industry, the Company has been encountering, and expects to further encounter, increasing competition. This increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which events would materially adversely affect the Company's business, financial condition and results of operations. In addition, competitive pressures may make it difficult for the Company to maintain or exceed its growth rate.

     Although there is a trend toward consolidation in the network security and management market, the market is currently highly fragmented with products offered by many vendors. The Company's principal competitor is the Peter Norton Group of Symantec in the network security market and Intel's LanDesk in the network management market. The Company's other competitors include Computer Associates/Cheyenne Software, IBM, Seagate, the Dr. Solomon Group and Trend Micro, Inc., as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. In the encryption portion of the security market, the Company's principal competitors are Security Dynamics Technologies, Inc., Cylink Corporation, Entrust Technologies and VeriSign, Inc. The Company's principal competitors in the help desk market are Remedy Corporation, Software Artistry (recently acquired by Tivoli Systems/IBM) and Magic Solutions, Inc. The Company's principal competitor in the software-based network fault and performance management market is HP, with other competitors including Azure Technologies Incorporated, Concord Communications, DeskTalk Systems, Kaspia Systems, Shomiti Systems, Inc. and Wandel & Goltermann, Inc. The Company also faces competition in the security market from Cisco Systems, Inc., Security Dynamics Technologies, Inc., Checkpoint Software and other vendors in the encryption/firewall market. In addition, the Company faces competition from large and established software companies such as Microsoft, Intel, Novell and HP which offer network management products as enhancements to their network operating systems. As the network management market develops, the Company may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. In addition, to the extent that the Company is successful in developing its Net Tools suite of products designed around a centralized management and administration console for the Windows NT platform, the Company will likely compete with large computer systems management companies such as Tivoli Systems (TME) and Computer Associates (Unicenter).

PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon proprietary software technology. The Company relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect proprietary rights in its software. There can be no assurance these protections will be adequate or that competitors will not independently develop technologies or products that are substantially equivalent or superior to the Company's products.

     The Company recently changed its legal name to "Networks Associates, Inc." and has recently begun conducting business as "Network Associates." The Company believes that there are a number of other companies with similar names and, although the Company has not been served in any suit, three companies (including Network Associates Corporation in California and Network Associates, Inc. in Oregon) have made claims (including various trademark claims) or demands with respect to the Company's use of the name Network Associates. There can be no assurance that the Company will be able to enforce rights in that name, that it will be free to use the name in all jurisdictions, that there will be no additional challenges to the use of that name or that it will not be required to expend significant resources in securing the use of that name.

     The Company does not typically obtain signed license agreements from its corporate, government and institutional customers who license products directly from it. The Company includes an electronic version of a "shrink-wrap" license in all of its electronically distributed software and a printed license in the box for its products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since none of these licenses are signed by the licensee, many authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect proprietary rights or offer only limited protection for those rights. There can be no assurance that the steps taken by the Company to protect its proprietary software technology will be adequate to deter misappropriation of this technology. For example, the Company is aware that a substantial number of users of its anti-virus products have not paid any registration or license fees to the Company. Changing legal interpretations of liability for unauthorized use of the Company's software, or lessened sensitivity by corporate, government or institutional users to avoiding copyright infringement, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1997, the Company employed over 1,600 individuals worldwide. Competition for qualified management and technical personnel is intense in the software industry. The Company's continued success will depend in part upon its ability to attract and retain qualified personnel. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good.

RISK FACTORS

     Variability of Quarterly Operating Results. The Company's results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company's future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, distributor inventory levels and return rates, Company inventory levels, the introduction of new products, product upgrades or updates by the Company or its competitors, changes in product mix, changes in product prices and pricing models, seasonality, trends in the computer industry, general economic conditions (such as the recent economic turbulence in Asia), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. The operating results of many software companies reflect seasonal trends, and the Company's business, financial condition and results of operations may be affected by such trends in the future. Such trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.

     Although the Company has experienced significant growth in net revenue and net income (before acquisition and other related costs) in absolute terms, the Company's growth rate has slowed in recent periods. The Company has experienced increased price competition for its products and the Company expects competition to increase in the near-term, which may result in reduced average selling prices for the Company's products in the future. Due to these and other factors (such as a maturing anti-virus market and an increasingly higher base from which to grow), the Company's historic revenue growth rate will be difficult to sustain or increase. To the extent these trends continue, the Company's results of operations could be materially adversely affected. Renewals have historically accounted for a significant portion of the Company's net revenue; however, there can be no assurance that the Company will be able to sustain historic renewal rates for its products in the future. Risks related to the Company's recent change in business strategies could also cause fluctuations in operating results and could make comparisons with historic operating results and balances difficult or not meaningful. See "-- Risks Related to Certain Business Strategies."

     The timing and amount of the Company's revenues are subject to a number of factors that make estimating operating results prior to the end of a quarter uncertain. The Company does not expect to maintain a significant level of backlog and, as a result, product revenues in any quarter will be dependent on contracts entered into or orders booked and shipped in that quarter. During 1997, the Company generally experienced a trend toward higher order receipts toward the end of the last month of a quarter, resulting in a higher percentage of revenue shipments during the last month of a quarter than in 1996, which makes predicting revenues more difficult. The timing of closing larger orders increases the risks of quarter-to-quarter fluctuation. To the extent that the Company is successful in licensing larger product suites under the Net Tools umbrella (particularly to large enterprise and national accounts), the size of its orders and the length of its sales cycle are likely to increase. If orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, the Company's operating results for that quarter could be materially adversely affected. See "Potentially Longer Sales and Implementation Cycles for Certain Products."

     The trading price of the Company's Common Stock has historically been subject to wide fluctuations, with factors such as earnings announcements and litigation developments contributing to this volatility. Failure to achieve periodic revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firms, industry analysts or investors could result in an immediate and adverse effect on the market price of the Company's Common Stock. The Company may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate and adverse effect on the price of the Company's Common Stock.

     Risk of Inclusion of Network Management and Security Functionality in Hardware and Other Software. In the future, vendors of hardware and of operating system software or other software (such as firewall or electronic mail software) may continue to enhance their products or bundle separate products to include functionality that currently is provided primarily by network security and management software. Such enhancements may be achieved through the addition of functionality to operating system software or other software or the bundling of network security and management software with operating system software or other products. For example, Cisco Systems, Inc. ("Cisco") recently incorporated a firewall in certain of its hardware products and Microsoft introduced limited anti-virus functionality into its MS-DOS versions in 1993. The widespread inclusion of the functionality of the Company's products as standard features of computer hardware or of operating system software or other software could render the Company's products obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company's products. Furthermore, even if the network security and/or management functionality provided as standard features by hardware providers or operating systems or other software is more limited than that of the Company's products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional software. If the Company were unable to develop new network security and management products to further enhance operating systems or other software and to replace successfully any obsolete products, the Company's business, financial condition and results of operations would be materially adversely affected.

     Risks Associated with Recent Acquisitions. In addition to risks described under "-- Risks Associated with Acquisitions Generally," the Company faces significant risks associated with its recent combination with Network General and other recent acquisitions (including the acquisitions of PGP and Helix Software Company ("Helix"). There can be no assurance that the Company will realize the desired benefits of these transactions. In order to successfully integrate these companies, the Company must, among other things, continue to attract and retain key management and other personnel; integrate, both from an engineering and a sales and marketing perspective, the acquired products (including Network General's Sniffer and CyberCop products, PGP's encryption products and Helix's utilities products) into its suite of product offerings; integrate and develop a cohesive focused direct and indirect sales force for its product offerings; consolidate duplicate facilities; and develop name recognition for its new name. The diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the integration process, could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Need to Develop Enterprise and National Accounts Sales Force and Security Products Sales Force; Risks Related to Direct Sales Force" and "-- Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and PGP Security Products."

     During 1997, the Company incurred significant non-recurring charges associated with the Network General combination and the acquisitions of PGP and Helix. There can be no assurance that the Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with these transactions and with respect to its name change and the marketing of its products under the "Network Associates" name.

     Risks Related to Certain Business Strategies. The Company has historically derived a significant majority of its revenues from the licensing of its flagship anti-virus products and Sniffer products. See "-- Dependence on Revenue from Flagship Anti-Virus and Sniffer Products." The Company is currently focusing its efforts on broadening its revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. In furtherance of this strategy, the Company recently organized its products into four product suites -- McAfee Total Virus Defense, PGP

Total Network Security, and Sniffer Total Network Visibility and McAfee Total Virus Defense. These four product suites together form an integrated solution called "Net Tools" which utilizes a new pricing model. See "Business -- Net Tools." There can be no assurance that potential customers will respond favorably to the modified pricing structure and the lack of a favorable response could materially adversely affect the Company's operating results. Although the Company will continue to offer perpetual licenses with annual support and maintenance contracts for its Sniffer products, it is currently developing a subscription licensing model for those products. In addition, in an effort to increase total Sniffer unit sales the Company intends to develop software only versions of its Sniffer products -- meaning that the Company would no longer sell the hardware components contained in the current Sniffer products. There can be no assurance that the Company can produce a software only Sniffer product on a timely basis or at all, that customers will not continue to require that the Company provide the associated hardware platform and components, that total unit licenses of Sniffer products will increase over previous levels or that customers will react favorably to the subscription pricing model for Sniffer products. To the extent that customers do license Sniffer products on a two-year subscription basis or license significant amounts of software only Sniffer products, the Company's operating results and financial condition would likely be affected. In the case of subscription licenses, the Company would, among other things, expect an increase in deferred revenues related to the service portion of the two-year Sniffer license that would be capitalized on the Company's balance sheet. In the initial year of the license, the corresponding revenue would be lower than if the license were perpetual. In the case of the software only Sniffer product, for any individual license, the Company would expect lower total revenues and a higher overall gross margin related to the transaction, as the Company would not be selling the corresponding hardware component. Currently, the hardware component has a lower gross margin than the total product gross margin.

     The Company has been acquiring (and is continuing to investigate the acquisition of) existing independent agents and distributors of its products in certain strategic markets or has been converting these independent agents into resellers who must purchase Company products from Company approved distributors. These actions may require, among other things, that the Company provide the technical support to customers that was previously provided by such agents and distributors. There can be no assurance that the Company can provide such support as effectively or on a timely basis or at all, that the Company will operate any acquired distributor or agent as successfully as the previous operators, that the acquisition of any distributor or agent or the conversion of any agent into a reseller will result in the desired increased foreign revenues or that the Company will be able to identify and retain suitable distributors in any market in which it converts an independent agent. See " -- Risks Associated with Acquisitions Generally" and " -- Risks Related to International Revenue and Activities."

     As part of the Net Tools concept, the Company is in the process of designing a centralized console from which the various component suites can be operated, administered and maintained utilizing a common look and feel. The Company faces significant engineering challenges related to these efforts. In addition, the Company faces significant engineering and other challenges related to the integration of its various security products (such as its recently acquired PGP encryption products and Network General CyberCop product) into a marketable suite of products and the development of a software only Sniffer product. Success of the Company's Net Tools suite strategy will also depend, in part, upon successful development and coordination of the Company's sales force; on successful development of a national accounts sales force and an effective indirect sales channel for the Company's Sniffer and PGP security products; and on the development and expansion of an effective professional services organization. See " -- Risks Associated with Recent Transactions," " -- Risks Associated with Acquisitions Generally," " -- Need to Develop Enterprise and National Accounts Sales Force and Security Products Sales Force; Risks Related to Direct Sales Force," " -- Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and PGP Security Products" and " -- Need to Expand and Develop An Effective Professional Services Organization."

     The foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

     Risks Associated with Acquisitions Generally. The software industry has experienced and is expected to continue to experience a significant amount of consolidation. In addition, it is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suites and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies. In addition to the combination with Network General in December 1997, the Company has consummated a series of significant acquisitions since 1994, including the acquisitions of PGP and Helix in December 1997, Cinco Networks, Inc. in August 1997, 3DV Technology, Inc. in March 1997, FSA Corporation of Canada in August 1996, Vycor Corporation in February 1996, Saber Software Corporation, Inc. in August 1995 and ProTools, Inc. in January 1994. In addition, since 1995 the Company has acquired a number of its international distributors, including distributors in Australia, Brazil, Japan and The Netherlands and is currently investigating acquisitions of additional foreign distributors. Past acquisitions have consisted of, and future acquisitions will likely include, acquisitions of businesses, interests in businesses and assets of businesses. Any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash or, if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders, and could result in the incurrence of significant acquisition related charges to earnings. Acquisitions by the Company may result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known at the time of acquisition, which could have a material adverse effect on the Company. Furthermore, there can be no assurance that any products acquired in connection with any such acquisition will gain acceptance in the Company's markets or that the Company will obtain the anticipated or desired benefits of such transactions.

     Achieving the anticipated benefits of an acquisition will depend, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Moreover, successful acquisitions in the high technology industry may be more difficult to accomplish than in other industries. Combining a merged or acquired company requires, among other things, integration of product offerings and coordination of sales and marketing and research and development efforts. There can be no assurance that such an integration can be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of operations following an acquisition requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. The inability of management to successfully integrate any acquisition could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, as commonly occurs, during the pre-acquisition and integration phases of technology company acquisitions, aggressive competitors may undertake initiatives to attract customers and to recruit key employees through various incentives.

     Rapid Technological Change; Risks Associated with Product Development. The network security and management market is highly fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to offer a broad range of network security and management software products, to continue to enhance existing products, to develop and introduce in a timely manner new products that take advantage of technological advances, and to respond promptly to new customer requirements. While the Company believes that it offers one of the broadest product lines in the network management and security market, this market is continuing to evolve and customer requirements are continuing to change. As the market evolves and competitive pressures increase, the Company believes that it will need to further expand its product offerings. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, enhancements to its existing products or new products, or that such enhancements or new products will adequately address the changing needs of the marketplace.

     In addition, from time to time, the Company or its competitors may announce new products with new or additional capabilities or technologies. Such announcements of new products could have the potential to replace, or shorten the life cycles of, the Company's existing products and to cause customers to defer or cancel purchases of the Company's existing products.

     The Company has in the past experienced delays in software development, and there can be no assurance that the Company will not experience delays in connection with its current or future product development activities. Complex software products such as those offered by the Company may contain undetected errors or version compatibility issues, particularly when first introduced or when new versions are released, resulting in loss of or delay in market acceptance. For example, the Company experienced compatibility issues in connection with its recent NetShield upgrade, and the Company's anti-virus software products have in the past falsely detected viruses that did not actually exist. See " -- Risk of False Detection of Viruses." Delays and difficulties associated with new product introductions, performance or enhancements could have a material adverse effect on the Company's business, financial condition and results of operation.

     The Company's development efforts are impacted by the adoption or evolution of industry standards related to its products and the environments in which they operate. For example, no uniform industry standard has developed in the market for encryption security products. As industry standards are adopted or evolve, the Company may be required to modify existing products or develop and support new versions of existing products. In addition, to the extent that no industry standard develops, the Company's products and those of its competitors may be incompatible if they use competing standards, which could prevent or significantly delay overall development of the market for a particular product or products. The failure of the Company's products to comply, or delays in compliance, with existing or evolving industry standards could have a material adverse effect on the Company's business, financial condition and results of operation.

     The Company's long-term success will depend on its ability on a timely and cost-effective basis to develop upgrades and updates to its existing product offerings, to modify and enhance acquired products, and to introduce new products which meet the needs of current and potential customers. Future upgrades and updates may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. The Company believes that the ability to provide these upgrades and updates to users frequently and at a low cost is a key to success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently in order for the products to avoid obsolescence. Failure to release such upgrades and updates on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in these efforts. In addition, future changes in Windows 95, Windows NT, NetWare or other popular operating systems may result in compatibility problems with the Company's products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of future versions of operating systems would result in a delay or a reduction in the demand for the Company's future products and product versions which are designed to operate with such future versions of operating systems. The Company's failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Revenue from Flagship Anti-Virus and Sniffer Products. In recent years, the Company has derived a substantial majority of its net revenue from its flagship McAfee anti-virus software products and Sniffer network fault and performance management products. These products are expected to continue to account for a significant portion of the Company's net revenue for the foreseeable future. Because of this concentration of revenue, a decline in demand for, or in the prices of, these anti-virus and network management products as a result of competition, technological change, a change in the Company's pricing model for such products, the inclusion of anti-virus or network management and analysis functionality in system hardware or operating system software or other software or otherwise, or a maturation in the respective markets for these products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Emergence of Network Management and Network Security
Markets. The markets for the Company's network management and network security products are evolving, and their growth depends upon broader market acceptance of network management and network security software, including help desk software. Although the number of LAN-attached personal computers has increased dramatically, the network management and network security markets continue to be emerging markets and there can be no assurance that such markets will continue to develop or that further market development will be rapid enough to benefit the Company significantly. In addition, there are a number of potential approaches to network management and network security, including the incorporation of management and security tools into network operating systems. Therefore, even if network management and network security tools gain broader market acceptance, there can be no assurance that the Company's products will be chosen by organizations which acquire network management and network security tools. Furthermore, to the extent that either the network management or network security market does continue to develop, the Company expects that competition will increase. See "-- Competition" and "-- Risk of Inclusion of Network Security and Management Functionality in Hardware and Other Software."

     Competition. The markets for the Company's products are intensely competitive and the Company expects competition to increase in the near-term. The Company believes that the principal competitive factors affecting the markets for its products include performance, functionality, quality, customer support, breadth of product line, frequency of upgrades and updates, integration of products, manageability of products, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of the Company's anti-virus software products compete include the number and types of viruses detected, the speed at which the products run and ease of use. Certain of the Company's competitors have been in the network management market longer than the Company, and other competitors, such as Symantec, Intel, Seagate and HP, are larger and have greater name recognition than the Company. The Company will also need to develop name recognition for its new name, "Network Associates." In addition, certain larger competitors such as Intel, Microsoft and Novell have established relationships with hardware vendors related to their other product lines. These relationships may provide them with a competitive advantage in penetrating the OEM market with their network security and management products. As is the case in many segments of the software industry, the Company has been encountering, and expects to further encounter, increasing competition. This increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which events would materially adversely affect the Company's business, financial condition and results of operations. In addition, competitive pressures may make it difficult for the Company to maintain or exceed its growth rate.

     Although there is a trend toward consolidation in the network security and management market, the market is currently highly fragmented with products offered by many vendors. The Company's principal competitor is the Peter Norton Group of Symantec in the network security market and Intel's LanDesk in the network management market. The Company's other competitors include Computer Associates/Cheyenne Software, IBM, Seagate, the Dr. Solomon Group and Trend Micro, Inc., as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. In the encryption portion of the security market, the Company's principal competitors are Security Dynamics Technologies, Inc., Cylink Corporation, Entrust Technologies and VeriSign, Inc. The Company's principal competitors in the help desk market are Remedy Corporation, Software Artistry (recently acquired by Tivoli Systems/IBM) and Magic Solutions, Inc. The Company's principal competitor in the software-based network fault and performance management market is HP, with other competitors including Azure Technologies Incorporated, Concord Communications, DeskTalk Systems, Kaspia Systems, Shomiti Systems, Inc. and Wandel & Goltermann, Inc. The Company also faces competition in the security market from Cisco, Security Dynamics Technologies, Inc., Checkpoint Software and other vendors in the encryption/firewall market. In addition, the Company faces competition from large and established software companies such as Microsoft, Intel, Novell and HP which offer network management products as enhancements to their network operating systems. As the network management market develops, the Company may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. In addition, to the extent that the Company is successful in developing its Net Tools suite of products designed around a centralized management and administration console for the Windows NT platform, the Company will likely compete with large computer systems management companies such as Tivoli Systems
(TME) and Computer Associates (Unicenter). There can be no assurance that the Company will continue to compete effectively against existing and potential competitors, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not in the future decide to compete more directly with the Company by utilizing electronic software distribution.

     The competitive environment for anti-virus software internationally is similar to that in North America, although local competitors in specific foreign markets often present stronger competition and shareware authors control a more significant portion of the European market. The international market for network management software has developed more slowly than the North American market, although larger competitors such as Intel and Symantec have begun to penetrate European markets. Asian markets have lagged significantly behind North America and Europe in their adoption of networking technology. There can be no assurance that the Company will be able to compete successfully in international markets.

     Need to Develop Enterprise and National Accounts Sales Force and Security Products Sales Force; Risks Related to Direct Sales Force. In connection with its recent acquisitions and as part of its evolving strategy of offering product suites under the Net Tools umbrella, the Company has recently reorganized its direct sales force into three tiers. The first tier focuses on the sale of the full product suite under the Net Tools umbrella to enterprise and national account customers. The second tier consists of four separate sales groups focused on the sale of the individual product suites (i.e., McAfee Total Virus Defense; PGP Total Network Security; Sniffer Total Network Visibility; or McAfee Total Service Desk) to the departmental level. The third tier consists of four separate outbound corporate telesales forces who actively market the Company's individual product suites to customers with less than 1,000 nodes. The Company historically has not had a large enterprise or national accounts sales force and only recently developed a direct sales group focused on these larger accounts. In addition, the Company has not historically had a separate sales force focused on the sale of its suite of security products (many of which were only recently acquired and are currently being engineered into a common suite). To succeed in the direct sales channel for the enterprise and national accounts market and for the sale of the separate security product suite, the Company will be required to build a significant direct sales organization and will be required to attract and retain qualified personnel, which personnel will require training about, and knowledge of, product attributes for the Company's suite of products. There can be no assurance that the Company will be successful in building the necessary sales organization or in attracting, retaining or training these individuals. Historically, the Company has sold its products at the departmental level. To succeed in the enterprise and national accounts market will require, among other things, establishing relationships and contacts with senior technology officers at these accounts. There can be no assurance that the Company or its sales force will be successful in these efforts.

     The Company's sales organization structure may result in multiple customer contacts by different Company sales representatives (particularly in circumstances where the customer has multiple facilities and offices), a lack of coordination between the Company's various sales organizations and a lack of focus by the individual sales representatives on their designated customers or products. The occurrence of these events could lead to customer confusion, disputes in the sales force and lost revenue opportunities which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, while the development of a direct sales channel reduces the Company's dependence on resellers and distributors, it may lead to conflicts for the same customers and further customer confusion, pressure by current and prospective customers for price reductions on products and, consequently, in reductions in the Company's gross margin and operating profit.

     Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and PGP Security Products. The Company markets a significant portion of its products to end-users through distributors, resellers and VARs. The Company's distributors sell other products that are complementary to, or compete with, those of the Company. While the Company encourages its distributors to focus on its products through market and support programs, there can be no assurance that these distributors will not give greater priority to products of other suppliers, including competitors.

     The Company does not have an extensive indirect sales channel for its Network Sniffer products or its PGP security products. To succeed in the indirect sales channel, the Company will be required to build a more extensive network of distributors, resellers and VARs who will support and market these products. These indirect channel participants will require significant training about, and knowledge of, product attributes for these products and the related product suites. There can be no assurance that the Company can successfully establish such an indirect channel on a timely basis or at all or that such a channel, once established, can be maintained.

     The Company's agreements with its distributors provide for a right of return. This right of return may be triggered by a number of events, including returns to distributors by end users, inaccurate estimates of end user demand by distributors, increased purchases by distributors in response to sales incentives or transitions to new products or versions of products. As a result of this right of return, revenue recognized by the Company upon sales to distributors is subject to a reserve for returns. Returns could exceed reserves as a result of distributors holding excessive Company product inventory. There can be no assurance that current or future reserves established by the Company will be adequate.

     Need to Expand and Develop An Effective Professional Services Organization; Risks Related to Third-Party Professional Services. As the Company's products and computer networks become more complex, customers will increasingly require greater professional assistance in the design, installation, configuration and implementation of their networks and acquired products. To date, the Company has relied on its limited professional services capabilities and increasingly on outside professional service providers (including its distributors, resellers and system integrators). There can be no assurance that third party service providers can or will continue to be willing to provide adequate levels (both in terms of time and quality) of professional services. Moreover, reliance on these third parties reduces the Company's control over the provision of support services for its products and places a greater burden on these third parties, which, in turn, could delay the Company's recognition of product revenue, could harm the Company's relationships or reputation with such third parties or the end users of its products and could result in decreased future sales of, or prices for, its products.

     To more effectively service its customer's evolving needs, the Company intends to significantly expand and develop its worldwide professional service organization. There can be no assurance that the Company will be successful in its efforts to expand and develop an effective professional services organization. This will require that the Company hire and train additional service professional who must be continually trained and educated to ensure that they possess sufficient technical skills and product knowledge. In particular, the market for qualified professionals is intensely competitive, making hiring and retention difficult. The Company expects significant competition in this market from existing providers of professional services and future entrants. The Company must also properly price its services to attract customers, while maintaining sufficient margins for its services. The Company expects that it will have lower profit margins on its service revenues. The failure to develop an effective professional services organization could have a material adverse effect on the Company's business, financial condition and results of operations.

     Reliance on Microsoft Technology. Although the Company intends to support other operating systems, the Company's mission is to be the leading supplier of network security and management products for Windows NT/Intel based networks. Sales of the Company's products would be materially and adversely affected by market developments which are adverse to the Windows operating environments, including the failure of users and application developers to accept Windows NT. In addition, the Company's ability to develop products using the Windows operating environments is substantially dependent on its ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, of which there can be no assurance.

     Risks Associated with Failure to Manage Growth. The Company's growth internally and through its numerous acquisitions has placed, and any further expansion would continue to place, a significant strain on its limited personnel, management and other resources. In the future, the Company's ability to manage any growth, particularly with the anticipated expansion of the Company's international business and growth in indirect channel business, will require it to attract, train, motivate and manage new employees successfully, to effectively integrate new employees into its operations and to continue to improve its operational, financial, management and information systems and controls. The failure to effectively manage any further growth could have a material adverse effect on the Company's business, financial condition and results of operations.

     Proprietary Technology and Rights; Litigation. The Company's success is heavily dependent upon proprietary software technology. The Company relies on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect proprietary rights in its software. There can be no assurance these protections will be adequate or that competitors will not independently develop technologies or products that are substantially equivalent or superior to the Company's products.

     The Company recently changed its legal name to "Networks Associates, Inc." and has recently begun conducting business as "Network Associates." The Company believes that there are a number of other companies with similar names and, although the Company has not been served in any suit, three companies (including Network Associates Corporation in California and Network Associates, Inc. in Oregon) have made claims (including various trademark claims) or demands with respect to the Company's use of the name Network Associates. There can be no assurance that the Company will be able to enforce rights in that name, that it will be free to use the name in all jurisdictions, that there will be no additional challenges to the use of that name or that it will not be required to expend significant resources in securing the use of that name.

     The Company does not typically obtain signed license agreements from its corporate, government and institutional customers who license products directly from it. The Company includes an electronic version of a "shrink-wrap" license in all of its electronically distributed software and a printed license in the box for its products distributed through traditional distribution channels in order to protect its copyrights and trade secrets in those products. Since none of these licenses are signed by the licensee, many authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect proprietary rights or offer only limited protection for those rights. There can be no assurance that the steps taken by the Company to protect its proprietary software technology will be adequate to deter misappropriation of this technology. For example, the Company is aware that a substantial number of users of its anti-virus products have not paid any registration or license fees to the Company. Changing legal interpretations of liability for unauthorized use of the Company's software, or lessened sensitivity by corporate, government or institutional users to avoiding copyright infringement, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's principal assets are its intellectual property, and the Company competes in an increasingly competitive market. There has been substantial litigation regarding intellectual property rights of technology companies. The Company has in the past been, and currently is, subject to litigation related to its intellectual property (including a pending unfair trade practice case and a patent infringement case involving Symantec and Trend Micro Inc., respectively). There can be no assurance that there will be no developments arising out of such pending litigation or any other litigation to which the Company is or may become party which could have a material adverse effect on the Company's business, financial condition and results of operation. See "Item 3, Legal Proceedings."

     In addition, as the Company may acquire a portion of software included in its products from third parties, its exposure to infringement actions may increase because it must rely upon such third parties as to the origin and ownership of any software being acquired. Similarly, exposure to infringement claims exists and will increase to the extent that the Company employs or hires additional software engineers previously employed by competitors, notwithstanding measures taken by them to prevent usage by such software engineers of intellectual property used or developed by them while employed by a competitor. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. The Company may also be subject to litigation to defend it against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

     Risks Related to International Revenue and Activities. In 1997, 1996 and 1995, net revenue from international licenses represented approximately 28%, 24% and 25%, respectively, of the Company's net revenue. Historically, the Company has relied primarily upon independent agents and distributors to market its products internationally. The Company expects that international revenues will continue to account for a significant percentage of net revenue. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, the Company uses non-leveraged forward currency contracts. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances (such as the current economic turbulence in Asia), political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.
There are a number of additional risks related to the export of the Company's PGP security products. See "-- Risks Relating to Cryptography Technology."

     In addition, a portion of the Company's international revenue is expected to continue to be generated through independent agents. Since these agents will not be employees of the Company and will not be required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Also, the Company is likely to have limited control over its agents, limited access to the names of the customers to whom the agents sell its products and limited knowledge of the information provided by, or representations made by, these agents to its customers.

     Risk of Sabotage. Given the Company's high profile in the anti-virus software market, the Company has been a target of computer "hackers" who have created viruses to sabotage its products. While to date these viruses have been discovered quickly and their dissemination has been limited, there can be no assurance that similar viruses will not be created in the future, that they will not cause damage to users' computer systems and that demand for the Company's software products will not suffer as a result. In addition, since the Company does not control diskette duplication by distributors or its independent agents, there can be no assurance that diskettes containing the Company's software will not be infected.

     Risk of False Detection of Viruses. The Company's anti-virus software products have in the past and may at times in the future falsely detect viruses that do not actually exist. Such "false alarms," while typical in the industry, may impair the perceived reliability of the Company's products and may therefore adversely impact market acceptance of the Company's products. In addition, the Company has in the past been subject to litigation claiming damages related to a false alarm, and there can be no assurance that similar claims will not be made in the future.

     Risks Relating to Cryptography Technology. Certain of the Company's PGP network security products, technology and associated assistance are subject to export restrictions administered by the U.S. Department of State and the U.S. Department of Commerce, which permit the export of encryption products only with the required level of export license. In addition, these U.S. export laws prohibit the export of encryption products to a number of countries deemed hostile by the U.S. government. U.S. export regulations regarding the export of encryption technology require either a transactional export license or the granting of Department of Commerce Commodity jurisdiction. As result of this regulatory regime, foreign competitors facing less stringent controls on their products may be able to compete more effectively than the Company in the global market. While the Company has obtained approval from the Department of Commerce to export to certain end users, there can be no assurance that the U.S. government will approve pending or future export license requests. Further, there can be no assurance that the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, will not be revised from time to time. Failure to obtain the required licenses or the costs of compliance could have a material adverse effect on the Company's international revenues.

     The Company's PGP network security products are dependent on the use of public key cryptography technology, which depends in part on the application of certain mathematical principles known as "factoring." The security afforded by public key cryptography technology is predicated on the assumption that the factoring of the composite of large prime numbers is difficult. Should an easy factoring method be developed, then the security afforded by encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of the Company's existing products and services obsolete or unmarketable. There can be no assurance that such developments will not occur. Moreover, even if no breakthroughs in factoring or other methods of attacking cryptographic systems are made, factoring problems can theoretically be solved by computer systems significantly faster and more powerful than those presently available. If such improved techniques for attacking cryptographic systems are ever developed, it could have a material adverse effect on the Company's business, operating results and financial condition.

     Product Liability. The Company's anti-virus and network management software products are used to protect and manage computer systems and networks that may be critical to organizations and, as a result, the sale and support of these products by the Company may entail the risk of product liability and related claims. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in these license agreements may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses. A product liability claim brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence upon Key Personnel. The success of the Company will depend to a significant extent upon a number of key technical and management employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, Company employees are generally not otherwise subject to employment agreements or to noncompetition covenants. The loss of the services of any key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain life insurance policies on its key employees. The ability of the Company to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. Competition for such personnel is intense and is expected to remain so for the foreseeable future. There can be no assurance the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires, and failure of the Company to retain and grow its key employee population could adversely affect the Company's business and operating results. Further, additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Customer Purchase Decisions; Potentially Longer Sales and Implementation Cycles for Certain Products Suites. The products offered by the Company may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often considered discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. Any such cancellation or delay could adversely affect the Company's results of operations. In addition, as the Company proceeds with its strategy of selling product suites under the Net Tools umbrella (particularly to larger enterprise and national accounts), its sales cycle is likely to lengthen. Such sales may involve a lengthy education process and a significant technical evaluation and commitment of capital and other resources and may be subject to the risk of delays associated with customers' internal budget and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. Because of the potentially lengthy sales cycle and the potentially large size of such orders, if orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, the Company's operating results for that quarter could be materially adversely affected. See
"-- Variability of Quarterly Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The business, operating results and financial condition of the Company's customers could be adversely affected to the extent that they utilize third-party software products which are not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

     Supplier Dependence; Third Party Manufacturing. Certain of the Company's products contain critical components supplied by a single or a limited number of third parties. The Company has been required to purchase and inventory certain of the computer platforms around which it designs its network fault and performance management products to ensure an available supply of the product for its customers. Any significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders which could materially adversely affect the Company's results of operations. If the Company's purchase of such components or platforms exceeds demand, the Company could incur losses or other charges in disposing of excess inventory, which could also materially adversely affect the Company's results of operations.

     The Company's manufacturing operations consist primarily of final assembly, testing and quality control of materials, components, subassemblies and systems for its Sniffer based products. The Company intends to outsource these manufacturing operations in 1998. There can be no assurance that the Company will be able to qualify and secure on commercially acceptable terms satisfactory third party manufacturers on a timely basis or at all. In addition, reliance on third party manufacturers will involve a number of risks, including the lack of direct control over the manufacturing process, the absence or unavailability of adequate capacity and reduced control over delivery schedules, quality control and costs. In the event that, once initially secured, the Company's third party manufacturers are unable or unwilling to continue to manufacture the Sniffer based products in required volumes, on a cost effective basis, in a timely manner or at all, the Company will have to secure additional manufacturing capacity. Even if such additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could create delay in product shipments.

     Possible Price Volatility of Common Stock. The trading price of the Company's Common Stock has historically been, and is expected to be, subject to wide fluctuations. The market price of the Common Stock may be significantly impacted by quarterly variations in financial performance, shortfalls in revenue or earnings from levels forecast by securities analysts, changes in estimates by such analysts, market conditions in the computer software or hardware industries, product introductions by the Company or its competitors, announcements of extraordinary events such as acquisitions or litigation or general economic conditions. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which the Company does business or relating to the Company specifically could result in an immediate and adverse effect on the market price of the Common Stock. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology and emerging growth companies, often unrelated to the operating performance of the specific companies. There can be no assurances that the market price of the Common Stock will not decline below the levels prevailing at the time of this offering. Securities class action lawsuits are often brought against companies following periods of volatility in the market price of their securities. Any such litigation against the Company could result in substantial costs and a diversion of resources and management attention.

     Effect of Certain Provisional Anti-Takeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The board of directors of the Company has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. The rights of the holders of Company Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock. Further, certain provisions of Delaware law and the Company's Certificate of Incorporation and Bylaws, such as a classified board, could delay or make more difficult a merger, tender offer or proxy contest involving the Company. While such provisions are intended to enable the Company's Board to maximize stockholder value, they may have the effect of discouraging takeovers which could be in the best interest of certain stockholders. There is no assurance that such provisions will not have an adverse effect on the market value of the Company's Common Stock.

ITEM 2. PROPERTIES

     The Company's headquarters currently occupy approximately 62,000 square feet in facilities located in Santa Clara, California under leases expiring in 2000. As a result of the merger with Network General, the Company now also maintains administrative marketing, manufacturing and product development facilities consisting of some 170,000 square feet in Menlo Park, California. The Company occupies this space under lease agreements that expire no later than June 2002. The Company also maintains regional offices in New Jersey, Virginia and Texas as well as development facilities in Illinois and Oregon. The Company also leases space to maintain several domestic and foreign sales offices.

     The Company presently intends to relocate its headquarters to larger facilities in Santa Clara, California. To that end, the Company has agreed, as the assignee of certain rights of the existing tenant, to rent a facility of approximately 200,000 square feet commencing on or about April 1, 1988. The underlying lease is set to expire in 2013. The Company believes that these facilities, together with its existing facilities, are adequate for the present and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company's principal assets are its intellectual property, and the Company competes in an increasingly competitive market. There has been substantial litigation regarding intellectual property rights of technology companies. The Company has in the past been, and currently is, subject to litigation related to its intellectual property. There can be no assurance that there will be no developments arising out of such pending litigation or any other litigation to which the Company is or may become party which could have a material adverse effect on the Company's business, financial condition and results of operation.

     On April 24, 1997, the Company was served by Symantec with a suit filed in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair competition by the Company. Symantec alleges that the Company's computer software program called "PC Medic" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's complaint sought injunctive relief and unspecified money damages. On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to the Company's "VirusScan" product. Symantec sought injunctive relief and unspecified money damages. On October 6, 1997, the Court issued an order granting Symantec's motion to amend its complaint and enjoining the Company from shipping any product containing either an approxi-mately 30-line routine found in Crash Guard or an approximately 100-line routine found in a Symantec DLL. The Court's order expressly stated that "the court is not enjoining the sale or distribution of [McAfee's] current product." On December 19, 1997, the Court denied Symantec's motion to enjoin sale or distribution of the Company's current PC Medic product. On February 11, 1998, Symantec filed another motion seeking leave to again amend its complaint to include additional allegations of trade secret misappropriation, interference with economic advantage and business relations and violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), in connection with the alleged use at the Company by a former Symantec employee of allegedly proprietary Symantec customer information. Symantec also filed a motion for a preliminary injunction relating to these new allegations, and has scheduled both motions for hearing on May 15, 1998. Trial is currently set for September 1998.

     On May 13, 1997, Trend Micro, Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both the Company and Symantec. Trend alleges that the Company's "WebShield" and "GroupShield" products infringe a Trend patent which issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, the Company filed its answer denying any infringement. The Company also filed a counterclaim against Trend alleging unfair competition, false advertising, trade libel, and interference with prospective economic advantage. On September 19, 1997, Symantec filed a motion to sever Trend's action against the Company from its action against Symantec. The Company did not oppose Symantec's motion to sever, other than to recommend a joint hearing on patent claim interpretation. On December 19, 1997, the Court granted Symantec's motion to sever and adopted the Company's recommendation regarding a joint hearing on patent claim interpretation. As a result of the Court's decision, Trend's actions against the Company and Symantec will proceed separately. The exact terms of the severance order have not yet been approved by the Court, and the Court has yet to reset key dates for discovery and trial in the two cases. The Company anticipates that the Court will shortly reset the date for the joint patent claim interpretation hearing for late June or July, 1998. Thirty days after the joint patent claim interpretation hearing, the Court has indicated it will set further dates for discovery and trial.

     On May 6, 1997, RSA Data Security, Inc. ("RSA") filed a lawsuit against PGP, a wholly owned subsidiary of the Company since December 9, 1997, in San Mateo County Superior Court. RSA seeks a declaration from the court that certain paragraphs of a license agreement between PGP and Public Key Partners (the "License Agreement") have been terminated and certain other paragraphs have survived RSA's purported termination of the License Agreement. RSA, which purports to act on behalf of Public Key Partners, also seeks an accounting of PGP's sales of products subject to the License Agreement. PGP denies that RSA has the authority to act on behalf of Public Key Partners, and denies that the License Agreement has been breached or terminated in whole or in part. On May 22, 1997, PGP filed a motion to compel arbitration of the action pursuant to an arbitration clause in the License Agreement. PGP's motion was granted on October 9, 1997. The Court stayed the state court proceedings and ordered the action to arbitration. The arbitration proceedings are in the preliminary stages.

     On October 14, 1997, RSA filed a patent infringement lawsuit against PGP in the United States District Court for the Northern District of California. RSA alleges PGP has infringed one of the patents which was licensed to PGP under the License Agreement. On November 4, 1997, PGP moved to stay the federal action, or, in the alternative, compel it to arbitration. On December 23, 1997, RSA filed a motion to amend its complaint to include the Company as defendant. PGP's motion to stay and RSA's motion to amend its complaint are scheduled to be heard by the federal court in February 1998.

     On September 15, 1997, the Company was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that the Company's VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The case is in discovery.

     Although the Company has not been served in any suit, three companies (including Network Associates Corporation in California and Network Associates, Inc. in Oregon) have made claims (including various trademark claims) or demands with respect to the Company's use of the name Network Associates.

     Although the Company intends to defend itself vigorously against the claims asserted against it in the foregoing actions or matters, there can be no assurance that such pending litigation will not have a material adverse effect on the Company's business, financial condition or operating results. The litigation process is subject to inherent uncertainties and no assurance can be given that the Company will prevail in any such matters, or will be able to obtain licenses, on commercially reasonable terms, or at all, under any patents or other intellectual property rights that may be held valid or infringed by the Company or its products. Uncertainties inherent in the litigation process involve, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders of the Company on December 1, 1997, the following matters were acted upon by the stockholders of the Company:

          1. The approval of the issuance of Company Common Stock to the stockholders of Network General Corporation ("Network General") pursuant to the Agreement and Plan of Reorganization, dated as of October 13, 1997, as amended by the First Amendment thereto dated as of October 22, 1997, among the Company, Network General and Mystery Acquisition Corp., a wholly-owned subsidiary of the Company, providing for the merger of Mystery Acquisition Corp. with and into Network General (the "Network General Merger");

          2. The approval of an amendment to the Company's Second Restated Certificate of Incorporation (the "Certificate") to change the corporate name of the Company to "Network Associates, Inc.," or, if that name was unavailable, to "Networks Associates, Inc." (and not to "Network Associates, Inc.");

          3. The approval of an amendment to the Company's Certificate increasing the number of authorized shares of the Company's Common Stock by 200,000,000 shares to 300,000,000 shares; and

          4. The approval of an amendment to the Company's 1997 Stock Incentive Plan to (a) increase the number of shares of Company Common Stock authorized thereunder by 3.4 million shares to 5.85 million shares and (b) eliminate the ability of the Company's Board of Directors (the "Board") to grant options thereunder with an exercise price less than the fair market value of the Company's Common Stock on the date of grant.

     The number of shares of Common Stock outstanding and entitled to vote at the Special Meeting was 51,403,965, and 46,895,610 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Special Meeting are set forth below:

                                                                   VOTES                     BROKER
                                                    VOTES FOR     AGAINST     ABSTENTIONS   NON-VOTES
                                                    ----------   ----------   -----------   ---------
1. Share Issuance in connection with Network
   General Merger.................................  38,448,089      383,477      83,600     7,980,444
2. Amendment to Company Certificate -- Name
   Change.........................................  41,220,333      435,766      86,221     5,153,290
3. Amendment to Company Certificate -- Authorized
   Capital Increase...............................  32,785,856   14,023,191      86,563            --
4. Amendment to Company's 1997 Stock Incentive
   Plan...........................................  24,126,526   14,926,148     102,841     7,740,095

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

     Since the Company's Common initial public offering on October 6, 1992, the Company's Common Stock has traded on the NASDAQ National Market. Since the combination with Network General Corporation on December 1, 1997, the Company's Common Stock has traded under the symbol NETA. Prior thereto, the Company's Common Stock traded under the symbol MCAF. The following tables set forth, for the period indicated, the high and low closing sales prices for the Common Stock for the last eight quarters, all as reported by NASDAQ. The prices appearing in the tables below reflect over the counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                      HIGH       LOW
                                                                     ------     ------
          YEAR ENDED DECEMBER 31, 1997
            First Quarter..........................................  $64.50     $38.50
            Second Quarter.........................................   68.50      42.25
            Third Quarter..........................................   77.75      49.50
            Fourth Quarter.........................................   66.38      44.56
          YEAR ENDED DECEMBER 31, 1996
            First Quarter..........................................  $28.50     $14.33
            Second Quarter.........................................   35.00      23.78
            Third Quarter..........................................   46.92      30.83
            Fourth Quarter.........................................   52.50      41.75

     Per share amounts have been restated to give effect retroactively to three separate stock dividends, which each effected a three-for-two stock split, in October 1995, April 1996 and October 1996.

     On December 1, 1997, the Company acquired all the outstanding stock in Helix through a merger in which the Company issued an aggregate of 550,000 shares of Company Common Stock to the shareholders of Helix. The transaction was exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2).

     On December 9, 1997, the Company acquired PGP through a merger in which the Company paid an aggregate consideration of approximately $35 million in cash (including the assumption of certain liabilities) and issued warrants to acquire 250,000 shares of Company Common Stock to the Series B Preferred shareholders of PGP. The warrants to purchase up to an aggregate of 250,000 shares are exercisable for a purchase price of $60.00 per share and expire, subject to certain extensions, on June 5, 1999. The transaction was exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2).

DIVIDEND POLICY

     The Company has not paid any cash dividends since its reorganization into a corporate form in October 1992. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     On December 1, 1997, the Company acquired Network General Corporation in a transaction accounted for as a pooling of interests. Accordingly the financial statements have been restated for all periods presented.

     Network General had a fiscal year ended March 31. Restated financial statements combine the Network General results for the fiscal years ended March 31, 1997 and 1996 with the Company's results for the years ended December 31, 1996 and 1995, respectively. In order to conform Network General's fiscal year end to the Company's fiscal year end, the consolidated statement of operations for the year ended December 31, 1997 includes the three months ended March 31, 1997 for Network General which is also included in the consolidated statement of income for the year ended December 31, 1996. Revenue and net loss of Network General for such period were $68.0 million and $6.4 million, respectively.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
STATEMENTS OF OPERATIONS DATA:
Net revenue...............................    $612,193   $421,794   $278,910   $192,692   $145,939
Income from operations....................      18,221    105,846     59,696     35,053     27,265
Income before provision for income
  taxes...................................      32,964    115,394     68,495     41,254     31,397
Net income (loss).........................    $(28,356)  $ 64,110   $ 42,341   $ 28,016   $ 19,782
Net income (loss) per share -- diluted....    $  (0.41)  $   0.89   $   0.62   $   0.43   $   0.32
Shares used in per share
  calculation -- diluted..................      68,748     72,221     68,693     64,771     61,768

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital...........................    $201,286   $246,671   $180,673   $133,130   $ 88,451
Total Assets..............................     601,931    457,756    327,350    269,947    204,941
Deferred revenue and taxes................      82,650     58,921     53,584     48,149     34,256
Total equity..............................     359,759    328,923    243,659    202,498    150,272

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

     Fiscal Years Ended December 31, 1997, 1996 and 1995

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in the Company's Statements of Operations.

                                                                         YEARS ENDED DECEMBER
                                                                                  31,
                                                                         ---------------------
                                                                         1997      1996    1995
                                                                         ---       ---     ---
Net revenue:
  Product..............................................................   83%       82%     90%
  Services and support.................................................   17        18      10
Total revenue..........................................................  100       100     100
Cost of revenue:
  Product..............................................................   13        14      14
  Services and support.................................................    5         5       4
Total cost of revenue..................................................   18        19      18
Operating costs and expenses:
  Research and development.............................................   14        12      13
  Marketing and sales..................................................   29        29      33
  General and administrative...........................................    7         7       7
  Amortization of intangibles..........................................   --         1       1
  Acquisition and other related costs..................................   29         7       7
                                                                         ---       ---     ---
          Total operating costs and expenses...........................   79        56      61
          Income from operations.......................................    3        25      21
Interest and other income, net.........................................    2         2       3
                                                                         ---       ---     ---
          Income before provision for income taxes.....................    5        27      24
Provision for income taxes.............................................   10        12       9
                                                                         ---       ---     ---
          Net income (loss)............................................   (5)%      15%     15%
                                                                         ===       ===     ===

     Net Revenue. Net revenue increased 45% to $612.2 million in 1997 from $421.8 million in 1996, and 51% from $278.9 million in 1995. The increases in net revenue are due to the increases in product revenue and services and support revenues described below.

     Product revenue increased 49% to $510.8 million from $343.9 million in 1996, and 36% from $252.2 million in 1995. The increase in the growth rate in product revenues was primarily due to increases in the licensing of anti-virus software products to new customers, renewing expiring anti-virus licenses, continued acceptance of the Company's Sniffer products and continued acceptance of the Company's consulting and support services. The increase is also attributable to a lessor extent to the licensing of products (other than anti-virus and Sniffer products) to new and existing customers as well as expansion into indirect product distribution channels and international markets. Finally, changes in 1995 in the Company's anti-virus revenue recognition described below contributed to the increase in product revenue in both 1996 and 1995.

     Prior to July 1, 1995 revenue from subscription licenses for anti-virus software was recognized ratably over a two year period as the Company did not separately sell the product license and maintenance. Effective July 1, 1995, the Company began to sell these components separately and currently recognizes, upon the initial sale, 80% of the total fee as product license revenue and defers 20% of the fee as maintenance. The maintenance fee is recognized over the service period, generally two years.

     As a result of the change in revenue recognition for anti-virus licenses in July 1995, period-to-period results are not directly comparable and should not be relied upon as indicative of future performance. As a decreasing percentage of the Company's net revenue is attributable to the recognition of previously deferred anti-virus revenue, the Company's net revenue in future periods may be subject to greater fluctuations. In addition to generating net revenue through licenses, the Company sells certain of its network security and management products with shrink-wrap licenses through traditional distribution channels. The Company recognizes revenue from sales to distributors upon shipment, subject to a reserve for returns.

     Services and support revenues include revenues from software support, maintenance contracts, education and consulting services, as well as those revenues from warranty, customer support and maintenance contracts which are deferred and recognized over the related service period. Service revenues increased 30% to $101.4 million in 1997 from $77.9 million in 1996 and 192% from $26.7 million in 1995. The increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of the installed customer base and the resulting renewal of maintenance contracts. The high growth from 1995 to 1996 was due primarily to the Company initiating consulting and support services relating to the anti-virus and network security software products.

     Although the Company has had significant growth in net revenue and net income (before acquisition and other related charges), the Company's growth rate has slowed in recent periods. The Company has experienced increased price competition for its products and the Company expects competition to increase in the near-term, which may result in reduced average selling prices for the Company's products. Due to these and factors such as a maturing anti-virus market and an increasingly higher base from which to grow, the historic revenue growth rate will be difficult to sustain or increase. To the extent these trends continue, the Company's results of operations could be materially adversely affected. Renewals have historically accounted for a significant portion of the Company's net revenue; however, there can be no assurance that the Company will be able to sustain historic renewal rates for its products in the future. Risks related to the Company's change in business strategies, including its newly introduced suite pricing model and its development of a two-year subscription licensing model for the Company's Sniffer products and a software only version of the Company's Sniffer products, could also cause fluctuations in the Company's operating results and could make comparisons with historic operating results and balances difficult. To more effectively service its customer's evolving needs, the Company also intends to significantly expand and develop its worldwide professional service organization. The Company expects that it will have lower profit margins on its service revenues relative to licensing revenues. See "Risk Factors -- Variability of Quarterly Operating Results,"
"-- Risks Related to Certain Business Strategies" and "-- Need to Expand and Develop An Effective Professional Services Organization; Risks Related to Third-Party Professional Services".

     Although the Company believes that its products and systems are Year 2000 compliant, the Company's revenues and results of operations and financial condition may be adversely impacted by, among other things, failure of third party equipment and software utilized by the Company to be Year 2000 compliant and the potential adverse impact of Year 2000 compliance on its customers purchasing patterns and availability of resources to acquire Company products. See "Risk Factors -- Year 2000 Compliance."

     International revenue accounted for approximately 28%, 24% and 25% of net revenue for 1997, 1996 and 1995, respectively. The increase in international net revenue as a percentage of net revenue from 1996 to 1997 was due primarily to increased acceptance of the Company's products in international markets and the continued investment in international operations. The decrease from 1995 to 1996 was due primarily to domestic revenue growing at a faster rate than international revenue. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, the Company uses non-leveraged forward currency contracts. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances (such as the current economic turbulence in Asia), political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products. There are a number of additional risks related to the export of the Company's PGP security products.

     Cost of Revenue. Cost of revenue increased 41% to $108.2 million in 1997 from $76.9 million in 1996, and 58% from $48.7 million in 1995. The increases in net revenue are due to the increases in cost of product revenue and cost of services and support revenue described below.

     The Company's cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of product revenues increased 35% to $77.7 million in 1997 from $57.6 million in 1996. From 1995 to 1996 cost of product revenues increased 52% from $37.9 million. The increase in cost of product revenues from 1996 to 1997 was primarily due to a corresponding increase in product revenues. The increase in cost of product revenues from 1995 to 1996 was due to an increase in product revenues as well as the increase in sales of third party computer platforms and other hardware components as part of certain Sniffer products, which have a lower gross margin than the Company's other products. As a percentage of net product revenue, cost of product revenue was 15% in 1997 and 17% in 1996 and 15% in 1995.

     Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. In 1997, cost of services and support revenue increased 58% to $30.5 million from $19.4 million in 1996. From 1995 to 1996, cost of services and support revenues increased 78% from $10.8 million. These increases are due to increases in net revenue as well as the initial investment in the anti-virus professional services organization. Costs increased at a higher rate than revenue due to the shift in the mix of support and professional services revenue versus revenue from warranty and maintenance contracts previously deferred. Cost of services and support revenue as a percentage of net services and support revenue was 30% in 1997, 25% in 1996 and 41% in 1995.

     The Company intends to expand its professional services organization which is expected to cause the cost of services and support revenue to increase in absolute dollars and may cause such expenses as a percentage of net revenue to increase. To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue will increase and, accordingly, gross margins will decrease. In addition, to the extent that the Company increases its reliance on retail distribution, it may encounter problems related to product returns and limited shelf space availability.

     Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's development and technical support staff. Research and development expenses increased 63% to $85.0 million in 1997 from $52.2 million in 1996. From 1995 to 1996, research and development expenses increased 42% from $36.8 million. These increases were primarily a result of the expansion of the Company's product development and technical support staff and, to a lesser extent, the increased use of independent contractors. As a percentage of net revenue, research and development expenses increased to 14% in 1997 from 12% in 1996. Research and development spending decreased as a percentage of net revenue in 1996 from 13% in 1995. Although in absolute dollars, research and development spending increased, as a percentage of net revenue research and development expenses decreased due to a higher rate of increase in net revenue. The Company anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.

     The Company believes that its ability to maintain its competitiveness will depend in large part upon its ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 48% to $181.0 million in 1997 from $122.6 million in

1996. From 1995 to 1996, marketing and sales expenses increased 33% from $92.3 million in 1995. These increases were primarily the result of an increase in marketing and sales personnel and, to a lesser extent, increased advertising and promotional activities required to support increased sales volumes and expanding product lines. As a percentage of net revenue, marketing and sales expense was 29% in 1997 and 1996 a decrease from 33% in 1995. Although in absolute dollars, marketing and sales spending increased from 1995 to 1996, as a percentage of net revenue these expenses decreased due to a higher rate of growth in net revenue. The Company is seeking to expand the breadth and depth of its product suites. Such expansion, together with the Company's efforts to build brand identity under its new corporate name are expected to contribute to a further increase in marketing and sales expenses in absolute dollars, which expenses may fluctuate as a percentage of net revenue.

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs increased 42% to $43.1 million in 1997 from $30.3 million in 1996. From 1995 to 1996, general and administrative expenses increased 51% from $20.1 million. The increase in 1997 is largely a result of a increased staffing to support operations both domestically and internationally and to accommodate the growth in revenue. As a percentage of net revenue, general and administrative expenses were 7% in 1997, 1996 and 1995. The Company intends to continue to make investments in its finance and administrative infrastructure, and, as a result, expects general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of net revenue.

     Acquisition and Other Related Costs. In connection with the Network General merger, the Company incurred direct transaction costs of approximately $15 million consisting of fees for investment bankers, attorneys, accountants, financial printing and other related charges. These costs have been charged to operations in December 1997. The Company has also incurred restructuring charges of approximately $69.2 million in connection with the merger and the acquisitions of Helix, Paradigm Agency Pty Ltd. and PGP. These restructuring costs relate to the closure and elimination of duplicate leased facilities, the write-off of inventory associated with duplicate and discontinued product, repackaging of product, the write-off of impaired assets and severance costs related to terminated employees. In addition, $18 million of restructuring costs relate to the write-off of contingent payments associated with the acquisition of Cinco Networks, Inc. ("Cinco") by Network General. The Company also wrote off $73.6 million of acquired in-process research and development in 1997 in connection with the acquisitions of PGP, Cinco and 3DV Technology, Inc. ("3DV").

     In 1996, the Company wrote off $19.5 million of acquired in-process technology in connection with the acquisition of 3DV and also expensed $9.0 million and $2.1 million in connection with the acquisitions of Vycor and Interactive Distributed Systems Software GmbH, respectively.

     In 1995, the Company wrote off $7.1 million of acquired in-process technology in connection with the acquisition of AIM Technology and expensed $6.8 million, $1.6 million and $2.5 million in connection with the acquisitions of Saber, Assurdata and IPE, respectively. Also in 1995, the Company expensed $1.9 million in connection with the acquisition of distribution rights from three German distribution entities.

     The software industry has experienced and is expected to continue to experience a significant amount of consolidation. In addition, it is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suites and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies. Any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash or, if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders, and could result in the incurrence of significant acquisition related charges to earnings. Acquisitions by the Company may result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known at the time of acquisition, which could have a material adverse effect on the Company. Furthermore, there can be no assurance that any products acquired in connection with any such acquisition will gain acceptance in the Company's markets or that the Company will obtain the anticipated or desired benefits of such transactions.

See "Risk Factors -- Risks Associated with Recent Acquisitions" and "-- Risks Associated with Acquisitions Generally."

     Interest and Miscellaneous Income. Interest and miscellaneous income increased to $14.7 million in 1997 from $9.5 million in 1996 and $8.8 million in 1995. Interest and miscellaneous income increased from 1996 to 1997 and from 1995 to 1996 due to the investment of cash generated from operating activities.

     Provision for Income Taxes. The Company's effective tax rate for 1997, 1996 and 1995 was 186%, 44% and 38% respectively. The Company's effective tax rate for 1997 and 1996 was 38% and 36% respectively, excluding the effect of one-time non-deductible in-process research and development, merger and other acquisition costs.

  LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $123.5 million in cash and cash equivalents and $233.1 million in marketable securities, for a combined total of $356.6 million.

     Net cash provided by operating activities was $90.7 million, $99.3 million and $50.4 million in 1997, 1996 and 1995, respectively. Net cash provided by operating activities in 1997 consisted primarily of net income before acquisition costs, plus increases in accounts payable and accrued liabilities and deferred revenue which were offset primarily by an increase in accounts receivable and deferred taxes. In 1996, net cash provided by operating activities consisted primarily of net income plus accounts payable and accrued liabilities which was offset primarily by increases in accounts receivable and deferred taxes. In 1995, net cash provided by operating activities consisted primarily of net income, accounts payable and accrued liabilities and deferred revenue offset primarily by increases in accounts receivable and a decrease in refundable income taxes.

     The Company expects its accounts receivable balance as a percentage of sales to increase due to the Company's increased emphasis on international sales (typically having longer payment terms) and the Company's emphasis on licensing its network security and management product suites to enterprise customers (which complex products may require longer installation and implementation cycles, in turn resulting in potentially longer payment cycles). Increased licensing through the indirect channel may also impact the Company's receivable collection experience due to the longer payment cycle for VARs and system integrators. To address this increase in accounts receivable and to improve cash flow, the Company may, among other things, take actions to encourage earlier payment of receivables or sell receivables. To the extent d that the Company's receivable balance increases, the Company will be subject to greater general credit risks with respect thereto.

     Net cash used in investing activities was $134.7 million, $58.9 million and $24.2 million in 1997, 1996 and 1995, respectively, primarily reflecting investments in acquisitions and mergers, purchases of marketable securities and additions to fixed assets and intangible assets.

     Net cash provided by financing activities was $43.4 million and $20.2 million in 1997 and 1996 consisting primarily of the proceeds and tax benefits associated with the exercise of non-qualified stock options. Net cash used in financing activities in 1995 was $1.2 million consisting primarily of the repurchase of common stock offset by the tax benefits associated with the exercise of non-qualified stock options.

     The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.

  FINANCIAL RISK MANAGEMENT

     The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures related to nondollar-denominated sales and operating expenses in Japan, Canada, Australia, Europe, Latin America, and Asia. The Company has recently expanded its business activities in Europe. As a result, the Company expects to see an increase in exposures related to nondollar-denominated sales in several European currencies. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimates of transaction activity denominated in various currencies, primarily the Japanese yen, Canadian dollar, Australian dollar, and certain European currencies. To the extent that these estimates are over- or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

     The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available-for-sale, and consequently are recorded on the balance sheet at fair market value with unrealized gains and losses reported as a separate component of shareholders' equity. These securities are not leveraged and are held for purposes other than trading.

     The following tables present the hypothetical changes in fair values in the securities held by the Company at December 31, 1997 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair market values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points "BPS", 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair market values represent the market principal plus accrued interest and dividends at December 31, 1997. Ending fair market values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

     The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

                                        VALUATION OF SECURITIES                  VALUATION OF SECURITIES
                                         GIVEN AN INTEREST RATE     NO CHANGE     GIVEN AN INTEREST RATE
                                       DECREASE OF X BASIS POINTS      IN       INCREASE OF X BASIS POINTS
                                       --------------------------   INTEREST    --------------------------
               ISSUER                  150 BPS   100 BPS   50 BPS     RATE      50 BPS   100 BPS   150 BPS
-------------------------------------  -------   -------   ------   ---------   ------   -------   -------
U.S. Government notes and bonds......  $  4.1    $  4.1    $  4.1    $   4.1    $  4.1   $  4.1    $  4.1
Municipal notes and bonds............   204.4     203.8     203.1      202.6     201.9    201.2     200.7
Corporate notes, bonds and
  preferreds.........................    89.2      89.1      89.1       89.0      89.0     88.9      88.9
                                        -----     -----     -----      -----     -----    -----     -----
          Total......................  $297.7    $297.0    $296.3    $ 295.7    $294.9   $294.2    $293.6
                                        =====     =====     =====      =====     =====    =====     =====

     The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

                                        VALUATION OF SECURITIES                  VALUATION OF SECURITIES
                                         GIVEN AN INTEREST RATE     NO CHANGE     GIVEN AN INTEREST RATE
                                       DECREASE OF X BASIS POINTS      IN       INCREASE OF X BASIS POINTS
                                       --------------------------   INTEREST    --------------------------
               ISSUER                  150 BPS   100 BPS   50 BPS     RATE      50 BPS   100 BPS   150 BPS
-------------------------------------  -------   -------   ------   ---------   ------   -------   -------
U.S. Government notes and bonds......  $  4.2    $  4.1    $  4.1    $   4.1       4.1   $  4.1    $  4.0
Municipal notes and bonds............   205.0     204.6     204.2      203.8     203.2    202.7     202.4
Corporate notes, bonds and
  preferreds.........................    89.4      89.4      89.3       89.3      89.2     89.2      89.2
                                        -----     -----     -----      -----     -----    -----     -----
          Total......................  $298.6    $298.1    $297.6    $ 297.1     296.6   $296.0    $295.6
                                        =====     =====     =====      =====     =====    =====     =====

  CONVERTIBLE DEBT

     On February 13, 1998, the Company completed a private placement of zero coupon convertible subordinated debentures due in 2018 (the "Debentures"). The Debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to the Company of approximately $337.6 million (after deducting the fee paid to the initial purchaser of the Debentures but no other expenses of the placement). The initial price to the public for the Debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the bonds of 4.75% (on a semi-annual bond equivalent basis). The Debentures are convertible into Common Stock at the rate of 5.692 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $68.70 per share. The Debentures are subordinated in right of payment to all existing and future Senior Indebtedness (as defined) and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. The Debentures may be redeemed for cash at the option of the Company beginning on February 13, 2003. At the option of the holder, the Company will purchase the Debentures as of February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices (to be paid in cash or Common Stock or any combination thereof, at the election of the Company and subject to certain conditions) equal to the initial issue price plus accrued original issue discount to such dates. The Debentures may also be redeemed at the option of the holder if there is a Fundamental Change (as defined) at a price equal to the issue price plus accrued original issue discount to the date of redemption, subject to adjustment.

  QUARTERLY OPERATING RESULTS (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                         ---------------------------------------------------------------------------------------
                                         DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                           1997       1997        1997       1997       1996       1996        1996       1996
                                         --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue............................  $173,305   $152,932    $144,594   $141,362   $124,662   $102,835    $92,447    $87,631
Income (loss) from operations..........   (78,007)    23,968      44,075     28,185     41,988     33,137     25,846     19,955
Income (loss) before provision for
  income taxes.........................   (74,358)    27,569      48,671     31,082     44,811     35,664     28,182     22,313
Net income (loss)......................   (80,896)     8,621      30,648     13,271     28,643     22,724     18,085     11,433
Net income (loss) per
  share -- diluted.....................     (1.16)      0.12        0.42       0.18       0.39       0.31       0.25       0.16
Shares used in per share
  calculation -- diluted...............    69,714     72,407      72,270     72,599     73,480     72,595     71,697     71,113

     In view of certain acquisitions in 1997 and 1996, the growth in net revenue and income from operations experienced by the Company in 1997 and 1996 are not necessarily indicative of future results. In addition, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

     The Company's revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company's future revenues and results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, distributor inventory levels and return rates, Company inventory levels, the introduction of new products, product upgrades or updates by the Company or its competitors, changes in product mix, changes in product prices and pricing models, seasonality, trends in the computer industry, general economic conditions (such as the recent economic turbulence in Asia), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

     Significant quarterly fluctuations in revenues will cause significant fluctuations in the Company's cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on the Company's balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and the Company's business, financial condition and results of operations may be affected by such trends in the future. Such trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market. See "Risk Factors -- Variability of Quarterly Opening Results."

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

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's annual meeting of Stockholders to be held on May 13, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's annual meeting of Stockholders to be held on May 13, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's annual meeting of Stockholders to be held on May 13, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's annual meeting of Stockholders to be held on May 13, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
        Report of Independent Accountants...........................................    37
        Consolidated Balance Sheets:
          December 31, 1997 and 1996................................................    38
        Consolidated Statements of Operations:
          Years ended December 31, 1997, 1996 and 1995..............................    39
        Consolidated Statements of Stockholder's Equity:
          Years ended December 31, 1997, 1996 and 1995..............................    40
        Consolidated Statements of Cash Flows:
          Years ended December 31, 1997, 1996, and 1995.............................    41
        Notes to Consolidated Financial Statements..................................    42

(a)(2) Financial Statement Schedules

        Report of Independent Accountants

        Schedule II -- Schedule of Valuation and Qualifying Accounts

           Other Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits: See Index to Exhibits on Page 58. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K:

      (i) On November 24, 1997, the Company filed a Form 8-K reporting a modification to a proposal presented at its Special Stockholders Meeting on December 1, 1997.

      (ii) On December 11, 1997, the Company filed a Form 8-K reporting the closing of the merger of a wholly owned subsidiary of the Company with Network General Corporation.

     (iii) On December 11, 1997, the Company filed a Form 8-K reporting the closing of the Company's acquisition of Pretty Good Privacy, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
Networks Associates, Inc.
Santa Clara, California

     We have audited the accompanying consolidated balance sheets of Networks Associates, Inc., (formerly McAfee Associates, Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Networks Associates, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

San Jose, California
January 20, 1998, except for
the matters discussed in Notes 14 and 16 as to which the date is February 13,
1998

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
                                                                         (IN THOUSANDS, EXCEPT
                                                                              SHARE DATA)
                                                                         ---------------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................    $123,494     $125,141
  Marketable securities..............................................     123,882      134,029
  Accounts receivable, net of allowance for doubtful accounts and
      returns of $3,662 in 1997, $4,077 in 1996......................     125,284       77,391
  Prepaid expenses, taxes and other..................................      57,612       31,420
                                                                         --------     --------
          Total current assets.......................................     430,272      367,981
Marketable securities................................................     109,184       46,483
Fixed assets, net....................................................      28,570       28,363
Deferred taxes.......................................................      16,173       12,088
Intangible and other assets..........................................      17,732        2,841
                                                                         --------     --------
          Total assets...............................................    $601,931     $457,756
                                                                         ========     ========
LIABILITIES
Current liabilities:
  Accounts payable...................................................    $ 18,439     $ 33,552
  Accrued liabilities................................................     141,083       36,360
  Deferred revenue...................................................      69,464       51,398
                                                                         --------     --------
          Total current liabilities..................................     228,986      121,310
Deferred revenue and taxes, less current portion.....................      13,186        7,523
                                                                         --------     --------
          Total liabilities..........................................     242,172      128,833
                                                                         --------     --------
Commitments and contingencies (Notes 7 and 14).

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized; 5,000,000 shares; issued and outstanding; one share.........................................
Common stock, $.01 par value; authorized; 300,000,000 shares; issued and outstanding; 69,920,883 shares in 1997 and 66,684,176 shares in
  1996...............................................................         699          666
Additional paid-in capital...........................................     191,047      139,263
Other................................................................         (54)         514
Retained earnings....................................................     168,067      188,480
                                                                         --------     --------
          Total stockholders' equity.................................     359,759      328,923
                                                                         --------     --------
          Total liabilities and stockholders' equity.................    $601,931     $457,756
                                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Net revenue:
  Product..................................................  $510,770     $343,940     $252,231
  Services and support.....................................   101,423       77,854       26,679
                                                             --------     --------     --------
          Total revenue....................................   612,193      421,794      278,910
                                                             --------     --------     --------
Cost of revenue:
  Product..................................................    77,669       57,550       37,873
  Services and support.....................................    30,547       19,363       10,849
                                                             --------     --------     --------
          Total cost of revenue............................   108,216       76,913       48,722
                                                             --------     --------     --------
Operating costs and expenses:
  Research and development.................................    85,021       52,244       36,771
  Marketing and sales......................................   181,017      122,638       92,295
  General and administrative...............................    43,060       30,315       20,134
  Amortization of intangibles..............................       858        3,169        1,356
  Acquisition and other related costs......................   175,800       30,669       19,936
                                                             --------     --------     --------
          Total operating costs and expenses...............   485,756      239,035      170,492
                                                             --------     --------     --------
          Income from operations...........................    18,221      105,846       59,696
Interest and other income, net.............................    14,743        9,548        8,799
                                                             --------     --------     --------
          Income before provision for income taxes.........    32,964      115,394       68,495
Provision for income taxes.................................    61,320       51,284       26,154
                                                             --------     --------     --------
          Net income (loss)................................  $(28,356)    $ 64,110     $ 42,341
                                                             ========     ========     ========
Net income (loss) per share -- basic.......................  $  (0.41)    $   0.97     $   0.67
                                                             ========     ========     ========
Shares used in per share calculation -- basic..............    68,748       65,835       63,651
                                                             ========     ========     ========
Net income (loss) per share -- diluted.....................  $  (0.41)    $   0.89     $   0.62
                                                             ========     ========     ========
Shares used in per share calculation -- diluted............    68,748       72,221       68,693
                                                             ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     COMMON STOCK     ADDITIONAL
                                                    ---------------    PAID-IN               RETAINED   TREASURY
                                                    SHARES   AMOUNT    CAPITAL      OTHER    EARNINGS    STOCK      TOTAL
                                                    ------   ------   ----------   -------   --------   --------   --------
Balances, December 31, 1994........................ 62,566    $625     $128,896    $    90   $81,642    $ (8,755)  $202,498
  Issuance of common stock upon exercise of stock
    options........................................ 2,587       26       13,035         --        --          --     13,061
  Issuance of common stock from Employee Stock
    Purchase Plan..................................   174        2        2,386         --        --          --      2,388
  Tax benefit from exercise of nonqualified stock
    options........................................    --       --       14,731         --        --          --     14,731
  Secondary offering costs.........................    --       --         (445)        --        --          --       (445)
  Repurchase of common stock.......................    --       --           --         --        --     (30,870)   (30,870)
  Foreign currency translation.....................    --       --           --        (45)       --          --        (45)
  Net income.......................................             --           --         --        --      42,341         --
                                                    ------    ----     --------    -------   --------   --------   --------
Balances, December 31, 1995........................ 65,327     653      158,603         45   123,983     (39,625)   243,659
  Net book value of assets of FSA acquired in
    issuance of common stock upon pooling
    transaction....................................    --       --           --         --       387          --        387
                                                    ------    ----     --------    -------   --------   --------   --------
Restated balances, December 31, 1995............... 65,327     653      158,603         45   124,370     (39,625)   244,046
  Issuance of common stock upon exercise of stock
    options........................................ 3,329       33       28,534         --        --          --     28,567
  Issuance of common stock from Employee Stock
    Purchase Plan..................................   157        2        3,697         --        --          --      3,699
  Fractional shares returned upon stock split......  (175)      (2)           2         --        --          --         --
  Tax benefit from exercise of nonqualified stock
    options........................................    --       --       40,981         --        --          --     40,981
  Foreign currency translation.....................    --       --           --       (113)       --          --       (113)
  Unrealized gain on marketable securities.........    --       --           --        582        --          --        582
  Repurchase of common stock.......................    --       --           --         --        --     (52,949)   (52,949)
  Retirement of treasury stock..................... (1,954)    (20)     (92,554)        --        --      92,574         --
  Net income.......................................    --       --           --         --    64,110          --     64,110
                                                    ------    ----     --------    -------   --------   --------   --------
Balances, December 31, 1996........................ 66,684     666      139,263        514   188,480          --    328,923
  Net book value of liabilities of Jade K.K.
    acquired in issuance of common stock upon
    pooling transaction............................   336        3           --         --    (1,126)         --     (1,123)
  Net book value of assets of SHBV acquired in
    issuance of common stock upon pooling
    transaction....................................    64        1           --         --       924          --        925
  Net book value of assets of Helix acquired in
    issuance of common stock upon pooling
    transaction....................................   550        6          883         --     1,720          --      2,609
                                                    ------    ----     --------    -------   --------   --------   --------
Restated balances, December 31, 1996............... 67,634     676      140,146        514   189,998          --    331,334
  Elimination of net loss for Network General for
    the quarter ended March 31,1997................ 1,705       18       83,711        396     6,425      79,196     14,354
  Issuance of common stock upon exercise of stock
    options........................................ 2,753       28       36,232         --        --          --     36,260
  Issuance of common stock from Employee Stock
    Purchase Plan..................................   366        3        6,925         --        --          --      6,928
  Tax benefit from exercise of nonqualified stock
    options........................................    --       --       39,941         --        --          --     39,941
Foreign currency translation.......................    --       --           --     (1,020)       --          --     (1,020)
  Unrealized gain on marketable securities.........    --       --           --         56        --          --         56
  Repurchase of common stock....................... (2,537)    (26)    (115,908)        --        --     (79,196)   (39,738)
  Net loss.........................................    --       --           --         --   (28,356)         --    (28,356)
                                                    ------    ----     --------    -------   --------   --------   --------
Balances, December 31, 1997........................ 69,921    $699     $191,047    $   (54)  $168,067         --   $359,759
                                                    ======    ====     ========    =======   ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31
                                                                                 -------------------------------------
                                                                                   1997          1996          1995
                                                                                 ---------     ---------     ---------
                                                                                            (IN THOUSANDS)
Cash flows from operating activities:
 Net income (loss)...........................................................    $ (28,356)    $  64,110     $  42,341
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Acquired in-process research and development...............................       75,717        19,504         7,153
   Depreciation and amortization.............................................       25,436        17,484        12,199
   Deferred taxes............................................................      (23,593)       (4,806)       (1,455)
   Unrealized gain on investments............................................           56           184            --
   Changes in assets and liabilities:
    Accounts receivable......................................................      (46,355)      (22,031)      (19,230)
    Refundable income taxes..................................................        1,593         4,195        (5,228)
    Prepaids and other assets................................................       (9,017)       (2,847)         (368)
    Accounts payable and accrued liabilities.................................       71,815        18,277         9,676
    Deferred revenue.........................................................       23,390         5,254         5,347
                                                                                  --------      --------       -------
      Net cash provided by operating activities..............................       90,686        99,324        50,435
                                                                                  --------      --------       -------
Cash flows from investing activities:
 Elimination of Network General cash flow for the quarter ended March 31,
  1997.......................................................................       14,354            --            --
 Purchases of available-for-sale investments.................................     (785,060)     (199,854)      (30,800)
 Sales of available-for-sale investments.....................................      768,867       162,332        20,784
 Purchases of held-to-maturity investments...................................      (81,668)     (112,062)     (204,626)
 Sales of held-to-maturity investments.......................................       45,307       112,977       213,262
 Additions to fixed assets...................................................      (23,305)      (22,657)      (16,294)
 Net liabilities of Jade K.K. and net assets of SHBV acquired in pooling
  transactions...............................................................         (198)           --            --
 Net assets of Helix Software acquired in pooling transaction, net of
  transaction costs..........................................................        2,609            --            --
 Acquisition of AIM Technology...............................................           --            --        (6,501)
 Acquisition of Cinco Networks, Inc..........................................      (25,079)           --            --
 Acquisition of Compusul.....................................................       (3,350)           --            --
 Acquisition of 3DV Technology, Inc..........................................      (20,000)           --            --
 Acquisition of PGP..........................................................      (24,974)           --            --
 Acquisition of Paradigm.....................................................       (1,833)           --            --
 Purchased intangibles.......................................................         (374)           --            --
 Net assets of FSA acquired under pooling transaction........................           --           387            --
                                                                                  --------      --------       -------
      Net cash used in investing activities..................................     (134,704)      (58,877)      (24,175)
                                                                                  --------      --------       -------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net of offering costs...............           --            --           232
 Proceeds from exercise of stock options.....................................       43,188        41,057        21,509
 Tax benefit from exercise of nonqualified stock options.....................       39,941        32,107         8,386
 Cost of secondary security offering.........................................           --            --          (445)
 Repurchase of common stock..................................................      (39,738)      (52,949)      (30,870)
                                                                                  --------      --------       -------
      Net cash provided (used) by financing activities.......................       43,391        20,215        (1,188)
                                                                                  --------      --------       -------
 Effect of exchange rate fluctuations on cash and cash equivalents...........       (1,020)           --             8
                                                                                  --------      --------       -------
Net increase (decrease) in cash and cash equivalents.........................       (1,647)       60,662        25,080
Cash and cash equivalents at beginning of year...............................      125,141        64,479        39,399
                                                                                  --------      --------       -------
Cash and cash equivalents at end of year.....................................    $ 123,494     $ 125,141     $  64,479
                                                                                  ========      ========       =======
Supplemental disclosure of cash flow information:
 Cash paid during the year for income taxes..................................    $  14,316     $  12,610     $  18,075
                                                                                  ========      ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Networks Associates, Inc. (the "Company"), formerly McAfee Associates, Inc., develops, markets, distributes and supports network security and management software products. The Company's markets are worldwide and include corporate, governmental, and institutional users as well as resellers and distributors throughout the world. Software products and updates are delivered primarily through electronic distribution under two-year subscription licenses and as boxed product sold through the retail channel. International sales and support are provided by subsidiaries in principal European markets and independent agents and distributors elsewhere internationally. The Company changed its name to Networks Associates, Inc. in connection with the merger with Network General, in December 1997.

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

     The Company maintains the majority of cash balances and all of its marketable securities with six financial institutions. The Company invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company has significant amounts receivable from customers across a broad demographic base. Management of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts.

     Certain of the Company's products contain critical components supplied by a single or a limited number of third parties. The Company has been required to purchase and inventory certain of the computer platforms around which it designs its products so as to ensure an available supply of the product for its customers. Any significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could materially adversely affect the Company's results of operations.

  Foreign Currency Translation:

     The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to equity. Foreign currency

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES transaction gains and losses, which to date have not been material, are included in the determination of net income.

  Revenue Recognition:

     Revenue from product licenses is generally recognized when a customer purchase order has been received, a license agreement has been delivered, the software or system has been shipped (or software has been electronically delivered), remaining obligations are insignificant, and collection of the resulting account receivable is probable. Maintenance revenue for providing product updates and customer support is deferred and recognized ratably over the service period. For subscription sales that have the maintenance fee included with the licensing fee, maintenance revenue is derived based upon the amount charged for such services when they are sold separately. Revenue from hardware products is recognized upon shipment subject to a reserve for returns. Revenues on rental units under operating leases and service agreements are recognized ratably over the term of the rental or service period.

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

     Prior to July 1, 1995 revenue from subscription licenses for anti-virus software was recognized ratably over a two year period as the Company did not separately sell the product license and maintenance. Effective July 1, 1995, the Company began to sell these components separately and currently recognizes, upon the initial sale, 80% of the total fee as product license revenue and defers 20% of the fee as maintenance. The maintenance fee is recognized over the service period, generally two years. The effect of this change was to increase 1995 net income by $7.7 million ($0.16 per share).

  Advertising:

     Advertising costs are expensed as incurred and included in "Marketing and Sales Expenses."

  Research and Development:

     Research and development expenditures are charged to operations as incurred. Under the Company's development process, technological feasibility is established on completing a working model. Subsequent costs for the Company have not been significant and all software development costs have therefore been expensed.

  Cash and Cash Equivalents:

     Cash equivalents are comprised of highly liquid debt instruments with original maturities of 90 days or less.

  Marketable Securities:

     All marketable securities are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value, and held-to-maturity securities are stated at cost, adjusted for amortization or premiums and accretion of discounts to maturity, in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115). Current marketable securities are those with maturities less than one year from the balance sheet date. Non-current marketable securities are those with maturities greater than one year from the balance sheet date. Unrealized gains and losses on marketable securities classified as available-for-sale, when material, are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES identification cost method. No debt or equity securities were classified as held-to-maturity at December 31, 1997.

  Inventories:

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material and related manufacturing overhead.

  Fixed Assets:

     Fixed assets are stated at cost. Depreciation and amortization of fixed assets is provided using the straight-line method over the estimated useful lives of the assets (2 to 5 years).

  Intangible Assets:

     Intangible assets include the estimated fair market values of purchased technology when the related products or products under development are considered technologically feasible and goodwill arising from acquisitions and other intangibles. Intangibles are amortized over their estimated useful lives (typically three years to five years).

  Fair Value of Financial Instruments:

     Carrying amounts of the Company's financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

  Stock Based Compensation:

     The Company accounts for stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

  Net Income Per Share:

     Net income (loss) per share has been computed in accordance with SFAS 128. Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and common equivalent shares outstanding during the period.

  Stock Dividend:

     During October 1995 and April and October, 1996, the Company declared and paid stock dividends of one share of common stock for every two shares of common stock outstanding. All per share data contained herein has been restated to reflect the increased number of shares outstanding.

3. BUSINESS COMBINATIONS AND ACQUISITIONS

  Merger with Network General Corporation

     On December 1, 1997, the Company acquired Network General Corporation ("Network General"), a provider of network fault and performance management solutions for approximately 17.9 million shares of the

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES common stock. The Company also assumed and exchanged all options to purchase Network General stock for options to purchase approximately 3.3 million shares of the Company's common stock. The transaction was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of Network General for all periods presented. On December 2, 1997, in connection with the merger, McAfee changed its name to Networks Associates, Inc. Network General had a fiscal year ended March 31. Restated financial statements combine Network General results for the fiscal years ended March 31, 1997 and 1996 with the results for the years ended December 31, 1996 and 1995, respectively. In order to conform Network General's fiscal year end to the Company's fiscal year end, the consolidated statement of operations for the year ended December 31, 1997 includes the three months ended March 31, 1997 for Network General which are also included in the consolidated statement of income for the year ended December 31, 1996. Revenue and net loss of Network General for such period were $68.0 million and $6.4 million, respectively. Stockholders' equity for the year ended December 31, 1997 has been adjusted to eliminate these amounts.

     Separate and combined results of operations for the periods prior to the merger are as follows:

                                                       NINE MONTHS
                                                          ENDED          YEAR ENDED DECEMBER
                                                      SEPTEMBER 31,              31,
                                                      -------------     ---------------------
                                                          1997            1996         1995
                                                      -------------     --------     --------
    Revenues:
      McAfee........................................    $ 247,960       $181,126     $ 90,065
      Network General...............................      190,928        240,668      188,845
                                                         --------       --------     --------
      Combined......................................    $ 438,888       $421,794     $278,910
                                                         ========       ========     ========
    Net income (loss):
      McAfee........................................    $  67,850       $ 39,017     $ 14,916
      Network General...............................      (15,310)        25,093       27,425
                                                         --------       --------     --------
      Combined......................................    $  52,540       $ 64,110     $ 42,341
                                                         ========       ========     ========
    Net income (loss) per share:
      McAfee........................................    $    1.26       $   0.73     $   0.30
      Network General...............................        (0.86)          1.32         1.44
                                                         --------       --------     --------
      Combined......................................    $    0.73       $   0.89     $   0.62
                                                         ========       ========     ========

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     During 1997, 1996 and 1995 the Company acquired other companies or assets for common stock as poolings of interests or for cash and other consideration in purchase transactions. The companies acquired in poolings of interests were not significant and the financial statements were not restated. The following is a summary of such acquisitions:

                                      COMMON STOCK ISSUED
                                        IN POOLINGS OF          PURCHASE PRICE OF PURCHASE
                                           INTEREST                    TRANSACTIONS
                                      -------------------     -------------------------------
1997
Jade K.K.............................     336,071 shares
Schuijers Holdings B.V...............      63,721 shares
3DV Technology, Inc..................                                  $20.0 million
Compusul Consultores de Informatica,                          $2.6 million plus $1.0 million
  Ltda...............................                              contingently payable
Cinco Networks, Inc..................                                  $26.0 million
Paradigm Agency Pty Ltd..............                                  $2.0 million
Helix Software Company...............     550,000 shares
Pretty Good Privacy, Inc.............                          $35 million plus warrants to
                                                                purchase 250,000 shares of
                                                              Common Stock at $60 per share.
1996
Vycor Corporation....................                                  $9.0 million
Assets acquired from Interactive                                       $2.1 million
  Distributed Systems Software
  Gmbh...............................
FSA Corporation......................     534,000 shares

1995
Saber Software Corporation...........   2,100,000 shares
AIM Technology.......................                                  $7.1 million
IPE..................................                                  $2.5 million
Assurdata............................                         $1.6 million plus a warrant to
                                                                 purchase 33,750 shares of
                                                                Common Stock at $11.26 per
                                                                           share
Distribution rights from three German
  distribution entities..............                                  $1.9 million

     Of the total purchase price paid for the acquisitions treated as purchases in 1997, 1996 and 1995, the company expensed (primarily as in-process R&D), in the year acquired, approximately $74.4 million, $9.9 million and $11.4 million, respectively and capitalized (primarily as developed technology and goodwill) approximately $11.2 million, $1.2 million and $1.7 million, respectively. Amounts are being amortized over 3 to 6 years.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

4. MARKETABLE SECURITIES

     At December 31, 1997 and 1996, marketable securities are summarized as follows (in thousands):

                                                                      AGGREGATE
                                                         AMORTIZED      FAIR       UNREALIZED
                           1997:                           COST        VALUE         GAINS
    ---------------------------------------------------  --------     --------     ----------
                                                                    (IN THOUSANDS)
    Available-for-Sale Securities
    U.S. Government debt securities....................  $  6,014     $  6,021       $    7
    Municipal debt securities..........................   245,671      246,049          379
    Corporate debt securities..........................    35,655       36,273          618
                                                         --------     --------       ------
                                                         $287,340     $288,343       $1,004
                                                         ========     ========       ======

     At December 31, 1997, all marketable debt securities have scheduled maturities of less than three years.

                                                                         AGGREGATE
                                                           AMORTIZED      FAIR       UNREALIZED
                            1996:                            COST         VALUE        GAINS
    -----------------------------------------------------  ---------     -------     ----------
                                                                      (IN THOUSANDS)
    Held-to-Maturity Securities
    U.S. Government debt securities......................   $ 9,955      $ 9,955        $ --
    Municipal debt securities............................    74,784       74,890         106
                                                           --------      --------       ----
                                                            $84,739      $84,845        $106
                                                           ========      ========       ====

                                                          AMORTIZED     AGGREGATE      UNREALIZED
                                                            COST        FAIR VALUE       GAINS
                                                          ---------     ----------     ----------
                                                                      (IN THOUSANDS)
    Available-for-Sale Securities
    U.S. Government debt securities.....................   $ 1,002       $  1,000        $   (2)
    Municipal debt securities...........................    85,084         85,014           (70)
    Corporate debt securities...........................    10,171          9,759          (412)
                                                           -------        -------         -----
                                                           $96,257       $ 95,773        $ (484)
                                                           =======        =======         =====

5. DERIVATIVES

     During fiscal year 1997, the Company began using forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designated as, and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on these hedges are included in the carrying amount of the assets and are ultimately recognized in income. If a hedging instrument ceases to qualify for hedge accounting, it is accounted for on a mark to market basis and any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes.

  Forward Exchange Contracts

     The Company conducts business globally. As a result, it is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to hedge exposures associated with nonfunctional currency assets and liabilities denominated in Canadian, Australian and several European currencies.

     The Company does not generally hedge anticipated foreign currency cash flows nor does the Company enter into forward contracts for trading purposes. Gains and losses on the contracts are reported in other income and generally offset gains or losses from the revaluation of nonfunctional currency assets and liabilities.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

The forward contracts range from one to three months in original maturity. The forward contracts outstanding and their unrealized gains and (losses) are presented below (in thousands):

                                                      NOTIONAL      NOTIONAL
                                                        VALUE        VALUE       UNREALIZED
                                                      PURCHASED       SOLD       GAIN/(LOSS)
                                                      ---------     --------     -----------
        Australian Dollar...........................   $    --      $    866        $  (2)
        Canadian Dollar.............................        --         2,486            8
        Dutch Guilder...............................     2,900            --          (23)
        Other European Currencies...................        --         8,878          (59)
                                                        ------       -------         ----
                                                       $ 2,900      $ 12,230        $ (76)
                                                        ======       =======         ====

6. BALANCE SHEET DETAIL (IN THOUSANDS)

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
        Fixed assets:
          Furniture and fixtures...............................  $ 19,321     $ 39,536
          Computers, demonstration and rental equipment........    61,204       19,416
          Leasehold improvements...............................     9,026        6,021
                                                                 --------     --------
                                                                   89,551       64,973
          Less accumulated depreciation and amortization.......   (60,981)     (36,610)
                                                                 --------     --------
                                                                 $ 28,570     $ 28,363
                                                                 ========     ========
        Intangibles assets:
          Purchased technology.................................  $  6,678     $  3,516
          Other................................................     1,261        1,261
          Goodwill.............................................    13,285        2,046
                                                                 --------     --------
                                                                   21,224        6,823
          Less accumulated amortization........................    (7,338)      (5,822)
                                                                 --------     --------
                                                                   13,886        1,001
        Other assets...........................................     3,846        1,840
                                                                 --------     --------
                                                                 $ 17,732     $  2,841
                                                                 ========     ========
        Accrued liabilities:
          Accrued compensation.................................  $ 18,175     $ 12,223
          Accrued acquisition and merger costs.................    65,225        2,708
          Accrued taxes........................................    29,298        1,198
          Other accrued expenses...............................    28,385       20,231
                                                                 --------     --------
                                                                 $141,083     $ 36,360
                                                                 ========     ========

7. COMMITMENTS

     The Company leases its operating facilities under non-cancelable operating leases through December 2002. In addition, the Company has leased certain equipment under various leases which expire no later than 1998.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     At December 31, 1997, future minimum payments under non-cancelable operating leases are as follows (in thousands):

                             YEAR ENDING DECEMBER 31,
            ----------------------------------------------------------
            1998......................................................  $ 15,460
            1999......................................................    15,440
            2000......................................................    14,696
            2001......................................................    12,271
            2002 and thereafter.......................................   115,306
                                                                         -------
                                                                        $173,173
                                                                         =======

     Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $10.0 million, $7.3 million and $5.9 million, respectively.

     The Company presently intends to move its headquarters to larger facilities in Santa Clara, California. To that end, the Company has agreed, as the assignee of certain rights of the existing tenant, to rent a facility of approximately 200,000 square feet commencing on or about April 1, 1998. The underlying lease is set to expire in 2013.

8. NETWORK GENERAL SHARE REPURCHASE PROGRAM

     In July 1993, the Board of Directors of Network General authorized Network General to repurchase up to 1,666,800 shares of its common stock on the open market to satisfy commitments under its stock option and stock purchase plans. In fiscal year 1996, up to an additional 1,666,800 shares of Network General common stock were authorized for repurchase for the same purpose. At December 1, 1997, Network General had repurchased and retired 1,954,323 shares at an aggregate cost of $92,574,000.

9. EMPLOYEE BENEFIT PLANS

  401(k) and Profit Sharing Plan:

     Under the Company's 401(k) and Profit Sharing Plans, the Board of Directors, at its discretion, can match employee contributions in an amount not to exceed 20% of total compensation. Annual amounts provided by the Company under the plan to date have not been material.

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

10. STOCKHOLDERS' EQUITY

  Preferred Stock:

     The Company has authorized 5,000,000 shares of preferred stock, par value $.01 per share. The Company's Board of Directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders.

     In connection with the acquisition of FSA, the Company issued one share of Series A preferred stock. The share of Series A preferred stock has no preferential rights other than the right to cast a number of votes equal to the number of common shares issuable in exchange for certain exchangeable non-voting shares of FSA. At December 31, 1997, 325,062 shares of the Company's common stock were reserved for conversion.

  Stock Option Plans:

     In June 1997, the Board of Directors approved the 1997 Stock Incentive Plan (the "1997 Plan") to replace the 1995 Stock Incentive Plan. Under the 1997 Plan, the Company has reserved 5,850,000 shares for issuance to employees, officers, directors, third-party contractors and consultants. The plan provides for an option price no less than 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair market value on the date of grant for all others. The options may be exercisable immediately, or over time, generally vest 25% one year after commencing employment or from date of grant and vest thereafter in monthly increments over three years. All options under the option plan expire ten years after grant.

     Under the amended Stock Option Plan for Outside Directors, the Company has reserved 421,875 shares for issuance to certain members of its Board who are not employees of the Company or any affiliated corporation. The plan provides for an option price at fair market value of the Company's common stock on the date of grant. The initial grant to each outside director generally vests ratably over a three-year period. Subsequent option grants will vest after three years from the date of grant. All options under the option plan expire ten years after grant.

     Aggregate activity under stock option plans is as follows:

                                                                OUTSTANDING OPTIONS
                                              --------------------------------------------------------
                                  SHARES                                                      WEIGHTED
                                AVAILABLE     NUMBER OF       PRICE PER        AGGREGATE      AVG. EX.
                                FOR GRANT       SHARES          SHARE            PRICE         PRICE
                                ----------    ----------    --------------    ------------    --------
Balances, December 31, 1994...   5,157,492     8,329,889    $ .00 - $24.60    $ 64,076,423     $ 7.69
Additional shares
  authorized..................   6,750,000            --                --              --         --
Shares granted................  (7,525,651)    7,525,651    $5.48 - $48.00     114,919,788     $15.27
Shares exercised..............          --    (2,586,378)   $ .00 - $34.13     (13,061,481)    $ 5.05
Shares canceled...............   1,609,600    (1,723,056)   $1.70 - $46.80     (16,620,144)    $ 9.65
                                ----------    ----------                      ------------
Balances, December 31, 1995...   5,991,440    11,546,106    $ .00 - $48.00     149,314,586     $12.93
Shares granted................  (4,197,370)    4,197,370    $1.13 - $65.69     134,948,924     $32.15
Shares exercised..............          --    (3,328,493)   $0.01 - $48.00     (28,567,332)    $ 8.58
Shares canceled...............   1,528,694    (1,528,694)   $1.70 - $60.30     (27,610,011)    $18.06
                                ----------    ----------                      ------------
Balances, December 31, 1996...   3,322,765    10,886,289    $ .01 - $65.69     228,086,167     $20.95
Eliminate duplicate period....      55,318       148,985    $0.80 - $60.30       1,017,800     $6.830
Additional shares
  authorized..................   7,850,000
Shares granted................  (5,973,398)    5,973,398    $0.98 - $60.30     260,853,796     $43.67
Shares exercised..............          --    (2,752,673)   $0.80 - $60.30     (36,259,606)    $12.71
Shares canceled...............   2,721,278    (2,721,278)   $0.98 - $66.63     (76,792,667)    $28.22
                                ----------    ----------      ------------    ------------     ------
Balances, December 31, 1997...   7,975,963    11,534,721    $0.98 - $66.63    $376,905,490     $43.01
                                ==========    ==========      ============    ============     ======

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     At December 31, 1997, a total of 2,963,535 options to purchase common stock were exercisable at an aggregate average exercise price of $25.66.

     The following information regarding the stock option program and employee stock purchase programs is provided in compliance with SFAS 123, "Accounting for Stock Based Compensation".

                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                           ------------------------------------------------------   ------------------------------
                             NUMBER        WEIGHTED AVERAGE      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
        RANGE OF           OUTSTANDING         REMAINING           EXERCISABLE      EXERCISABLE       EXERCISE
     EXERCISE PRICES       AT 12/31/97   CONTRACTUAL LIFE(YRS)        PRICE         AT 12/31/97        PRICE
-------------------------  -----------   ---------------------   ----------------   -----------   ----------------
$ 0.98 - $ 8.37..........      718,198            6.98                $ 5.50           381,147         $ 5.06
$ 8.89 - $11.11..........    1,487,544            7.38                $10.00           451,723         $10.17
$12.67 - $20.55..........      820,316            6.91                $16.88           449,514         $17.15
$20.67 - $31.50..........    1,131,303            7.76                $24.52           477,187         $24.71
$32.38 - $36.30..........      708,524            9.07                $35.29           353,484         $35.83
$38.55 - $39.30..........      946,969            8.82                $38.93           280,078         $38.85
$40.00 - $40.00..........    1,761,000            9.22                $40.00             4,000         $40.00
$40.25 - $43.95..........    1,419,522            9.42                $42.65            94,368         $41.47
$44.13 - $48.15..........    1,182,611            8.52                $46.17           422,399         $46.97
$49.38 - $66.63..........    1,358,734            9.38                $55.02            49,635         $51.92
                           -----------                                              -----------
$ 0.98 - $66.63..........   11,534,721            7.43                $32.97         2,963,535         $25.66
                             =========                                               =========

                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                           ------------------------------------------------------   ------------------------------
                             NUMBER        WEIGHTED AVERAGE      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
        RANGE OF           OUTSTANDING         REMAINING           EXERCISABLE      EXERCISABLE       EXERCISE
     EXERCISE PRICES       AT 12/31/96   CONTRACTUAL LIFE(YRS)        PRICE         AT 12/31/96        PRICE
-------------------------  -----------   ---------------------   ----------------   -----------   ----------------
$ 0.80 - $ 6.03..........    1,700,597            7.55                $ 3.44           643,152         $ 3.28
$ 8.37 - $ 8.37..........      734,937            8.28                $ 8.37            49,809         $ 8.37
$ 8.89 - $ 9.70..........    1,437,072            8.53                $ 9.67           110,094         $ 9.69
$10.95 - $20.01..........    2,243,669            8.03                $14.24           492,451         $13.85
$20.33 - $37.55..........    2,209,395            8.69                $25.26           311,980         $24.71
$38.10 - $38.55..........      315,773            9.45                $38.55            33,632         $38.54
$39.15 - $46.80..........    1,415,462            9.26                $42.64           163,131         $42.38
$47.10 - $48.15..........      470,613            9.09                $47.90            30,647         $47.98
$49.50 - $65.69..........      358,771            9.73                $53.59             1,997         $55.94
                           -----------                                              -----------
$ 0.80 - $65.69..........   10,886,289            8.47                $20.94         1,836,893         $15.20
                             =========                                               =========

     The fair market value of options granted has been calculated using the Black-Scholes option pricing model using the multiple option approach. A typical option grant vests over a four year period. Parameters for the option analysis are listed below.

                                                                 1995     1996     1997
                                                                 ----     ----     ----
        Risk free interest rate................................  5.50%    5.85%    5.39%
        Expected life (yrs)....................................  4        4        4
        Volatility.............................................  0.66     0.66     0.66
        Dividend yield.........................................  0        0        0

     The weighted average expected life of the option grants was estimated based on examination of previously exercised options over the life of the program. Volatility was estimated on a monthly basis since the company became public in October of 1992. The average volatility for the twelve months ending December 1997 and 36

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES month period from January 1995 through December 1997 was 66%. Since the volatility has been relatively stable one value was selected for all segments. The Company has not paid a dividend, and has no plans to do so.

     The weighted average fair value of options granted in 1997,1996 and 1995 was $27.85, $17.44 and $10.05, respectively.

     The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Program. Rights under this plan were also evaluated using the Black-Scholes option pricing model. The Company's plan is described in Note 7 . Purchase periods occur twice yearly and each effectively contains a 6 and 12 month option.

                                 FEB. 1995   AUG. 1995   FEB. 1996   AUG. 1996   FEB. 1997   AUG. 1997
                                 ---------   ---------   ---------   ---------   ---------   ---------
Risk Free Interest Rate........  6.06%       5.47%       4.84%       5.73%       5.40%       5.44%
Expected Life..................  6, 12 mos   6, 12 mos   6, 12 mos   6, 12 mos   6, 12 mos   6, 12 mos
Volatility.....................  0.66        0.66        0.66        0.66        0.66        0.66
Dividend Yield.................  --          --          --          --          --          --

     The weighted average fair value of options granted pursuant to the Employee Stock Purchase Program in 1997, 1996 and 1995 was $16.66 , $10.51 and $9.03,
respectively.

     The following pro forma income information has been prepared following the provisions of SFAS 123.

                                                                     1997      1996      1995
                                                                   --------   -------   -------
Net income (loss) -- pro forma (thousands).......................  $(77,284)  $38,993   $33,721
Net income (loss) per share -- diluted -- pro forma..............  $  (1.12)  $  0.54   $  0.49

     The impact on pro forma earnings per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the company continues to grant stock options to new employees. This policy may or may not continue.

  Warrants:

     Pursuant to the acquisition of PGP, the Company issued warrants to purchase 250,000 shares of common stock at a price of $60 per share, which expire, subject to certain extensions, on June 5, 1999, all of which were outstanding at December 31, 1997. In addition, warrants for the purchase of 4,227 shares of Common Stock issued in connection with the Company's 1995 acquisition of Assurdata were outstanding at December 31, 1997.

11. PROVISION FOR INCOME TAXES

     Taxable income from continuing operations from the years ended December 31, was earned in the following jurisdictions (in thousands):

                                                        1997         1996        1995
                                                       -------     --------     -------
        Domestic.....................................  $16,506     $119,623     $67,073
        Foreign......................................   16,458       (4,229)      1,422
                                                       -------     --------     -------
                                                       $32,964     $115,394     $68,495
                                                       =======     ========     =======

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

                  YEARS ENDED DECEMBER 31,              1997         1996        1995
        ---------------------------------------------  -------     --------     -------
        Federal:
          Current payable............................  $24,784     $ 43,337     $23,114
          Deferred...................................   20,173       (3,856)     (2,992)
                                                       -------      -------     -------
        Total federal................................   44,957       39,481      20,122
                                                       -------      -------     -------
        State:
          Current payable............................    6,477        9,878       5,530
          Deferred...................................    2,270           55         (38)
                                                       -------      -------     -------
        Total state..................................    8,747        9,933       5,492
                                                       -------      -------     -------
        Foreign......................................    7,616        1,870         540
                                                       -------      -------     -------
        Provision for income taxes...................  $61,320     $ 51,284     $26,154
                                                       =======      =======     =======

     Significant components of net deferred tax assets at December 31, are as follows (in thousands):

                   YEARS ENDED DECEMBER 31,              1997        1996        1997
        ----------------------------------------------  -------     -------     -------
        Deferred revenue..............................  $ 1,387     $ 1,865     $ 4,753
        In-process technology.........................    6,190       6,355       6,349
        State taxes...................................    1,740       1,631         502
        Accrued liabilities and reserves..............   26,939       8,690       5,292
        Depreciation and amortization.................    5,727       3,868       2,927
        Subsidiaries operating loss carryover.........   10,597         968       2,472
                                                        -------     -------     -------
                                                         52,580      23,377      22,295
        Valuation allowance...........................   (7,728)       (968)     (2,472)
                                                        -------     -------     -------
                                                        $44,852     $22,409     $19,823
                                                        =======     =======     =======
        Current portion...............................  $28,679     $10,321     $ 5,794
        Non-current portion...........................   16,173      12,088      14,029
                                                        -------     -------     -------
                                                        $44,852     $22,409     $19,823
                                                        =======     =======     =======

     The valuation allowance relates to the tax benefit of operating losses of PGP and 3DV. The operating losses are subject to certain annual limitations as a result of the acquisition and may expire before the company can utilize them. Accordingly, a valuation allowance has been established.

     Realization of the remaining net deferred tax assets of $44,852,000 as of December 31, 1997 is dependent on generating sufficient taxable income to offset future deduction of the related items. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

     U.S. income taxes were not provided for on a cumulative total of approximately $17,038,000 of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     The Company's effective tax rate on income before income taxes differs from the U.S. Federal statutory regular tax rate as follows:

                      YEARS ENDED DECEMBER 31,                  1997      1996     1995
        ----------------------------------------------------    -----     ----     ----
        U.S. Federal statutory income tax rate..............     35.0%    35.0%    35.0%
        State taxes, net of federal income tax benefit......      4.7      5.9      5.1
        Non deductible acquisition and other costs..........    159.3      8.5      4.9
        Other, net..........................................    (13.0)    (4.9)    (6.8)
                                                                -----     ----     ----
                                                                186.0%    44.4%    38.2%
                                                                =====     ====     ====

12. NET INCOME (LOSS) PER SHARE:

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income
(loss) per share calculations is provided as follows (in thousands, except per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1997        1996        1995
                                                       --------     -------     -------
        NUMERATOR -- BASIC AND DILUTED
        Net income (loss)..........................    $(28,356)    $64,110     $42,341
                                                        =======     =======     =======
        Net income (loss) available to common
          stockholders.............................    $(28,356)    $64,110     $42,341
                                                        =======     =======     =======
        DENOMINATOR
        Basic weighted average common shares
          outstanding..............................      68,748      65,835      63,651
        Effect of dilutive securities:
          Common stock options.....................          --       6,386       5,042
                                                        -------     -------     -------
        Diluted weighted average common shares           68,748      72,221      68,693
                                                        =======     =======     =======
        Diluted net income (loss) per share........    $  (0.41)    $  0.89     $  0.62
                                                        =======     =======     =======

13.  BUSINESS SEGMENT INFORMATION:

     The Company operates in one industry segment and markets and services its products in the United States and in foreign countries through its own direct sales organization and through independent agents and distributors. In 1997, foreign operations accounted for approximately 28% of the Company's net revenue, but less than 10% of the Company's net income, and identifiable assets. No one customer accounted for more than 10% of net revenue during fiscal 1997, 1996 and 1995.

     Net revenue information by geographic area is as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1997         1996         1995
                                                     --------     --------     --------
        North America..............................  $437,948     $321,002     $208,495
        International..............................   174,245      100,792       70,415
                                                     --------     --------     --------
                                                     $612,193     $421,794     $278,910
                                                     ========     ========     ========

14.  LITIGATION:

     On April 24, 1997, the Company was served by Symantec with a suit filed in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair competition by the Company. Symantec alleges that the Company's computer software program called "PC Medic" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES complaint sought injunctive relief and unspecified money damages. On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to the Company's "VirusScan" product. Symantec sought injunctive relief and unspecified money damages. On October 6, 1997, the Court issued an order granting Symantec's motion to amend its complaint and enjoining the Company from shipping any product containing either an approximately 30-line routine found in Crash Guard or an approximately 100-line routine found in a Symantec DLL. The Court's order expressly stated that "the court is not enjoining the sale or distribution of [McAfee's] current product." On December 19, 1997, the Court denied Symantec's motion to enjoin sale or distribution of the Company's current PC Medic product. On February 11, 1998, Symantec filed another motion seeking leave to again amend its complaint to include additional allegations of trade secret misappropriation, interference with economic advantage and business relations and violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), in connection with the alleged use at the Company by a former Symantec employee of allegedly proprietary Symantec customer information. Symantec also filed a motion for a preliminary injunction relating to these new allegations, and has scheduled both motions for hearing on May 15, 1998. Trial is currently set for September 1998.

     On May 13, 1997, Trend Micro, Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both the Company and Symantec. Trend alleges that the Company's "WebShield" and "GroupShield" products infringe a Trend patent which issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, the Company filed its answer denying any infringement. The Company also filed a counterclaim against Trend alleging unfair competition, false advertising, trade libel, and interference with prospective economic advantage. On September 19, 1997, Symantec filed a motion to sever Trend's action against the Company from its action against Symantec. The Company did not oppose Symantec's motion to sever, other than to recommend a joint hearing on patent claim interpretation. On December 19, 1997, the Court granted Symantec's motion to sever and adopted the Company's recommendation regarding a joint hearing on patent claim interpretation. As a result of the Court's decision, Trend's actions against the Company and Symantec will proceed separately. The exact terms of the severance order have not yet been approved by the Court, and the Court has yet to reset key dates for discovery and trial in the two cases. The Company anticipates that the Court will shortly reset the date for the joint patent claim interpretation hearing for late June or July, 1998. Thirty days after the joint patent claim interpretation hearing, the Court has indicated it will set further dates for discovery and trial.

     On May 6, 1997, RSA Data Security, Inc. ("RSA") filed a lawsuit against PGP, a wholly owned subsidiary of the Company since December 9, 1997, in San Mateo County Superior Court. RSA seeks a declaration from the court that certain paragraphs of a license agreement between PGP and Public Key Partners (the "License Agreement") have been terminated and certain other paragraphs have survived RSA's purported termination of the License Agreement. RSA, which purports to act on behalf of Public Key Partners, also seeks an accounting of PGP's sales of products subject to the License Agreement. PGP denies that RSA has the authority to act on behalf of Public Key Partners, and denies that the License Agreement has been breached or terminated in whole or in part. On May 22, 1997, PGP filed a motion to compel arbitration of the action pursuant to an arbitration clause in the License Agreement. PGP's motion was granted on October 9, 1997. The Court stayed the state court proceedings and ordered the action to arbitration. The arbitration proceedings are in the preliminary stages.

     On October 14, 1997, RSA filed a patent infringement lawsuit against PGP in the United States District Court for the Northern District of California. RSA alleges PGP has infringed one of the patents which was licensed to PGP under the License Agreement. On November 4, 1997, PGP moved to stay the federal action, or, in the alternative, compel it to arbitration. On December 23, 1997, RSA filed a motion to amend its complaint to include the Company as defendant. PGP's motion to stay and RSA's motion to amend its complaint are scheduled to be heard by the federal court in February 1998.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     On September 15, 1997, the Company was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that the Company's "VirusScan" product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The case is in discovery.

     Although the Company has not been served in any suit, three companies (including Network Associates Corporation in California and Network Associates, Inc. in Oregon) have made claims (including various trademark claims) or demands with respect to the Company's use of the name Network Associates.

     While there can be no assurance that the above litigation will not have a material adverse effect on the Company, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flow.

15. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which requires a separate financial statement showing changes in comprehensive income, is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS 130 requires reclassification of all prior-period financial statements for comparative purposes. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

     In July 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report certain information about operating segments, including certain information about their products, services, the geographic areas in which they operate and their major customers. This statement supersedes FASB Statements Nos. 14, 18, 24 and 30. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     Statement of Position (SOP) 97-2, "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its reading and interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's revenues and earnings.

16. SUBSEQUENT EVENTS:

     On February 10, 1998, the Company agreed to issue in a private placement zero coupon convertible subordinated debentures due in 2018. The debentures, with an aggregate face amount at maturity of $770 million, are expected to generate net proceeds to the Company of approximately $293.6 million (after deducting the fee paid to the initial purchaser of the debentures but no other expenses of the placement). The initial price to the public for the debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the bonds of 4.75% (on a semi-annual bond equivalent basis). The debentures are convertible into Common Stock at the rate of 5.692 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $68.70 per share. On such date, the Company also granted an option to purchase on or prior to March 10, 1998 up to an additional $115.5 million aggregate principal amount due at maturity of debentures to cover over-allotments, if any. If such over-allotment option is exercised in full, the Company would expect to receive additional net proceeds of approximately $44 million (after deducting the fees paid to the initial purchaser of the debentures but no other expenses of the placement). On February 13, the initial purchaser exercised the option in full.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 13th day of February, 1998.

                                          Networks ASSOCIATES, INC.

                                          By: /s/ WILLIAM L. LARSON

                                          --------------------------------------
                                          William L. Larson
                                          Chief Executive Officer and Chairman
                                          of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 13, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                         TITLE
---------------------------------------------   ----------------------------------------------

/s/ WILLIAM L. LARSON                           Chief Executive Officer and Chairman of the
---------------------------------------------     Board (Principal Executive Officer)
(William L. Larson)

/s/ LESLIE G. DENAND                            President and Director
---------------------------------------------
(Leslie G. Denend)

/s/ PRABHAT K. GOYAL                            Vice President of Administration, Chief
---------------------------------------------     Financial Officer, Treasurer and Secretary
(Prabhat K. Goyal)                                (Principal Financial Officer and Principal
                                                  Accounting Officer)

/s/ JOHN C. BOLGER                              Director
---------------------------------------------
(John C. Bolger)

/s/ VIRGINIA GEMMELL                            Director
---------------------------------------------
(Virginia Gemmell)

/s/ EDWIN L. HARPER                             Director
---------------------------------------------
(Edwin L. Harper)

/s/ HARRY J. SAAL                               Director
---------------------------------------------
(Harry J. Saal)

                               INDEX TO EXHIBITS

EXHIBIT NO.                                      EXHIBIT TITLE
-----------     --------------------------------------------------------------------------------
    2.1         Agreement and Plan of Reorganization, dated as of October 13, 1997, among McAfee
                Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as
                amended by the First Amendment thereto, dated as of October 22, 1997, incorporated by reference from the Registrant's Registration Statement on Form
                S-4 filed with the Commission on October 31, 1997.
    2.2         Combination Agreement dated August 16, 1996 among the Registrant, FSA
                Combination Corp., FSA Corporation and Daniel Freedman.(1)
    2.3         Stock Exchange Agreement dated January 13, 1996 among the Registrant, FSA
                Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(2)
    2.4         Agreement and Plan of Reorganization dated December 1, 1997 between the
                Registrant, Helix Software Company and DNA Acquisition Corp.(4)
    2.5         Agreement and Plan of Reorganization dated December 1, 1997 between the
                Registrant, PGP and PG Acquisition Corp., incorporated by reference to the
                Report on Form 8-K of the Registrant as filed with the Securities and Exchange
                Commission on December 11, 1997 (the "December 11, 1997 Form 8-K").
    4.1         Registration Rights Agreement dated January 13, 1996 between the Registrant and all the shareholders of Jade.(2)
    4.2         Registration Rights Agreement dated August 30, 1996 between the Registrant and
                Daniel Freedman.(1)
    4.3         Registration Rights Agreement dated February 27, 1997 between the Registrant and the shareholders of Schuijers, incorporated by reference from Exhibit 10.50 to the Registrant's Report on Form 10-K for the year ended December 31, 1996.
    4.4         Registration Rights Agreement dated December 1, 1997 between the Registrant and the shareholders of Helix.(4)
    4.5         Registration Rights Agreement dated December 9, 1997 between the Registrant and certain of the shareholders of PGP.(4)
   10.1         Standard Business Lease (Net) for Network General's principal facility dated
                June 18, 1991, between Network General and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.3 of Network General's Annual Report on
                Form 10-K for the year ended March 31, 1991.(3)
   10.2         First Amendment to Lease dated June 10, 1992, between Network General and Menlo
                Parks Partners, L.P., which is incorporated by reference to Exhibit 10.3 of
                Network General's Annual Report on Form 10-K for the year ended March 31, 1992
                ("Network General 1992 Form 10-K").(3)
   10.3         Standard Business Lease (Net) for Network General's principal facility dated
                March 11, 1992, between Network General and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.4 of the Network General 1992 Form
                10-K.(3)
   10.4         First Amendment to Lease dated June 18, 1992, between Network General and Menlo
                Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.5 of the
                Network General 1992 Form 10-K.(3)
   10.5         Lease dated March 31, 1992, between Network General and Equitable Life Assurance
                Society of the United States, which is incorporated by reference to Exhibit 10.4 of the Network General 1992 Form 10-K.(3)
   10.6         Second Amendment to Lease dated February 1, 1995, between Network General and
                Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.2 of
                Network General's Quarterly Report on Form 10-Q for the quarter ended December
                31, 1994 ("Network General December 1994 Form 10-Q").(3)
   10.7         Third Amendment to Lease dated February 1, 1995 between Network General and
                Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.23 of the Network General December 1994 Form 10-Q.(3)

EXHIBIT NO.                                      EXHIBIT TITLE
-----------     --------------------------------------------------------------------------------
   10.8         Fourth Amendment to Lease dated May 31, 1995, between Network General and Menlo
                Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.27 of
                Network General's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1995 ("Network General June 1995 Form 10-Q").(3)
   10.9         Fifth Amendment to Lease dated June 13, 1995, between Network General and Menlo
                Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.28 of the
                Network General June 1995 Form 10-Q.(3)
   10.10        Lease dated July 3, 1996, between Network General and Campbell Avenue
                Associates, which is incorporated by reference to Exhibit 10.21 of Network
                General's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.(3)
   10.11        Sixth Amendment to Lease dated November 29, 1996, between Network General and
                Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.22 of Network General's Quarterly Report on Form 10-Q for the quarter ended
                December 31, 1996.(3)
   10.12        Sublease Agreement for facility at 2805 Bowers Avenue, Santa Clara, California, dated as of February 20, 1997, by and between McAfee Associates, Inc. and
                National Semiconductor Corporation, incorporated by reference to Exhibit 10.51 of the Form 10-Q of McAfee Associates, Inc. for the Quarter ended June 30, 1997.
   10.13        Lease Agreement dated November 17, 1997 for facility at 3965 Freedom Circle,
                Santa Clara, California by and between Informix Corporation and McAfee
                Associates, Inc.(4)
   10.14        Consent to Assignment Agreement dated December 19, 1997 by and among Birk S.
                McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and
                Networks Associates, Inc.(4)
   10.15        Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997 between Guaranty Federal Bank, F.S.B., Networks Associates, Inc., and Birk S.
                McCandless, LLC.(4)
   10.16        Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and
                Informix Corporation for facility at 3965 Freedom Circle, Santa Clara,
                California.(4)
   10.17        Quota Purchase Assignment Agreement, dated as of April 14, 1997, by and among
                McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E
                Comericio De Informatica Ltda., and the stockholders of Compusul-Consultoria E
                Comericio De Informatica Ltda., incorporated by reference to Exhibit 10.52 of the Form 10-Q of McAfee Associates, Inc. for the Quarter ended June 30, 1997.
   10.18        1997 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to the
                Registration Statement on Form S-8 of McAfee Associates, Inc., filed with the
                Securities and Exchange Commission on August 8,1997.
   10.19*       Change in control agreement between the Company and Dennis Cline dated April 14,
                1995 incorporated by reference to Exhibit 10.2 of the Company's Registration
                Statement No. 33-93296 on Form S-4 (the "S-4").
   10.20*       Change in control agreement between the Company and Peter Watkins May 1, 1995 incorporated by reference to Exhibit 10.6 of the S-4.
   10.21*       Change in control agreement between the Company and William L. Larson dated
                April 14, 1995 incorporated by reference to Exhibit 10.7 of the S-4.
   10.22*       Change in control agreement between the Company and Prabhat K. Goyal incorporated by reference to Exhibit 10.43 of the Company's Form 10-Q for the
                quarter ended June 30, 1996.
   21.1         Subsidiaries of Networks Associates, Inc.(4)
   23.2         Consent of Coopers & Lybrand L.L.P.
   24.1         Power of Attorney (included in Part II of this Registration Statement under the caption "Signatures")
   27.1         Financial Data Sheet

---------------

(1) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 1996.

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 1997.

(3) Network General's filings with the Commission were made under File Number 0-17431.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-3, filed with the Commission on February 12, 1998.

 * Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.

                                  SCHEDULE II

                           NETWORKS ASSOCIATES, INC.
             VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                        BALANCE AT    ADDITIONS                 BALANCE AT
                                                       BEGINING OF    CHARGED TO                  END OF
                                                          PERIOD       EXPENSE     DEDUCTIONS     PERIOD
                                                       ------------   ----------   ----------   ----------
Year Ended December 31, 1997(1)
  Allowance for Doubtful Accounts....................      4,206         2,129       (2,673)       3,662
Year Ended December 31, 1996(2)
  Allowance for Doubtful Accounts....................      3,429         2,785       (2,137)       4,077
Year Ended December 31, 1995 (3)
  Allowance for Doubtful Accounts....................      2,333         1,837         (741)       3,429

---------------

(1) Includes Network General balance sheet data as at December 31, 1997

(2) Includes Network General balance sheet data as at March 31, 1997

(3) Includes Network General balance sheet data as at March 31, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
Networks Associates, Inc.:

     Our report on the consolidated financial statements of Networks Associates, Inc. and subsidiaries is included on page 37 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 36 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 20, 1998 except for
the matters discussed in Notes 14 and 16
as to which the date is February 13, 1998