Form 10-Q
period 1998-03-31
NETWORK ASSOCIATES INC
filed 1998-05-15
CIK 890801

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-20558

                            ------------------------

                           NETWORKS ASSOCIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0316593
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NUMBER)

                              3965 FREEDOM CIRCLE
                         SANTA CLARA, CALIFORNIA 95054
                                 (408) 988-3832
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

                               2805 BOWERS AVENUE
                         SANTA CLARA, CALIFORNIA 95054
                                 (408) 988-3832
                 (FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES  [X]          NO  [ ]

     114,732,687 shares of the registrant's common stock, $0.01 par value, were outstanding as of April 30, 1998 (after giving effect to a 3:2 stock split to be effected by a stock dividend payable on or about May 29, 1998).

                        THIS DOCUMENT CONTAINS 36 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 33.

================================================================================

                           NETWORKS ASSOCIATES, INC.

                           FORM 10-Q, MARCH 31, 1998

                            ------------------------

                                    CONTENTS

                        ITEM NUMBER                           PAGE
                        -----------                           ----
                  PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets:
               March 31, 1998 and December 31, 1997.........    3
            Condensed Consolidated Statements of Income:
               Three months ended March 31, 1998 and 1997...    4
            Condensed Consolidated Statements of Cash Flows:
               Three months ended March 31, 1998 and 1997...    5
            Notes to Condensed Consolidated Financial
            Statements......................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   11

                    PART II: OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................   31

SIGNATURES..................................................   32
EXHIBIT INDEX...............................................   33

                           NETWORKS ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  190,983       $123,494
  Marketable securities.....................................     436,474        123,882
  Accounts receivable, net of allowances for doubtful
     accounts and returns of $4,129 and $3,662 at March 31,
     1998 and December 31, 1997.............................     139,624        125,284
  Prepaid expenses, taxes and other.........................      74,555         57,612
                                                              ----------       --------
          Total current assets..............................     841,636        430,472
Marketable securities.......................................     155,001        109,184
Fixed assets, net...........................................      37,241         28,570
Deferred taxes..............................................      12,633         16,173
Intangibles and other assets................................      16,925         17,732
                                                              ----------       --------
          Total assets......................................  $1,063,436       $601,931
                                                              ==========       ========
                                       LIABILITIES
Current liabilities:
  Accounts payable..........................................  $   22,682       $ 18,439
  Accrued liabilities.......................................     129,374        141,083
  Deferred revenue..........................................      77,420         69,464
                                                              ----------       --------
          Total current liabilities.........................     229,476        228,986
  Deferred revenue and taxes, less current portion..........      14,512         13,186
  Long term debt and other liabilities......................     354,663             --
                                                              ----------       --------
          Total liabilities.................................     598,650        242,172
                                                              ----------       --------
                                  STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  authorized: 5,000,000 shares
  Common stock, $.01 par value;
  authorized: 450,000,000 shares; issued and outstanding:
  107,504,225 shares at March 31, 1998 and 104,881,325
  shares at December 31, 1997...............................       1,075          1,049
Additional paid-in capital..................................     253,396        190,643
Retained earnings...........................................     210,314        168,067
                                                              ----------       --------
          Total stockholders' equity........................     464,785        359,759
                                                              ----------       --------
          Total liabilities and stockholders' equity........  $1,063,436       $601,931
                                                              ==========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net revenue.................................................  $188,415    $141,362
Operating costs and expenses:
  Cost of net revenue.......................................    34,163      25,514
  Research and development..................................    25,525      17,908
  Marketing and sales.......................................    56,556      40,613
  General and administrative................................    11,172       9,534
  Amortization of intangibles...............................       792         104
  Acquisition and other related costs.......................        --      19,504
                                                              --------    --------
          Total operating costs and expenses................   128,208     113,177
                                                              --------    --------
          Income from operations............................    60,207      28,185
Interest and other income and expense, net..................     4,765       2,897
                                                              --------    --------
          Income before provision for income taxes..........    64,972      31,082
Provision for income taxes..................................    23,390      17,811
                                                              --------    --------
          Net income........................................  $ 41,582    $ 13,271
                                                              ========    ========
Net income per share -- basic...............................  $   0.39    $   0.13
                                                              --------    --------
Shares used in per share calculation -- basic...............   106,952     101,450
                                                              ========    ========
Net income per share -- diluted.............................  $   0.37    $   0.12
                                                              ========    ========
Shares used in per share calculation -- diluted.............   116,084     108,899
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Cash flows from operating activities:
Net income..................................................  $  41,582    $ 13,271
Adjustments to reconcile net income to net cash provided
  from operating activities:
     Acquired in-process research and development...........         --      19,504
     Depreciation and amortization..........................      3,958       4,602
     Interest on convertible notes..........................      2,498          --
     Unrealized gain on investments.........................         --        (242)
     Deferred taxes.........................................      1,466      (3,307)
     Changes in assets and liabilities:
       Accounts receivable..................................    (14,340)    (11,187)
       Prepaid expenses, taxes and other....................    (13,268)      5,415
       Accounts payable and accrued liabilities.............     (7,384)      4,425
       Deferred revenue.....................................     13,623       8,604
       Other................................................        730        (197)
                                                              ---------    --------
          Net cash provided by operating activities.........     28,856      40,888
                                                              ---------    --------
Cash flows from investing activities:
  Purchase of intangibles...................................        371          (9)
  Purchases of investment securities, net...................   (358,408)    (17,587)
  Additions to fixed assets.................................    (12,328)     (9,740)
                                                              ---------    --------
          Net cash used in investing activities.............   (369,635)    (27,533)
                                                              ---------    --------
Cash flows from financing activities:
  Effect of exchange rate fluctuations......................     (1,045)       (250)
  Sale of convertible debentures............................    346,284          --
  Stock option exercises....................................     42,761      14,839
  Tax benefit from exercise of nonqualified stock options...     20,998      13,825
  Repurchase of common stock................................         --     (16,378)
                                                              ---------    --------
          Net cash provided by financing activities.........    408,998      12,036
                                                              ---------    --------
Net increase in cash and cash equivalents...................     67,489      25,588
Cash and cash equivalents at beginning of period............    123,494     118,528
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $ 190,983    $144,116
                                                              =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 1998. The balance sheet at December 31, 1997 has been derived from the audited financial statements as of and for the year ended December 31, 1997, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, the AICPA issued Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition," which the Company has adopted for transactions entered into during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes previous guidance provided by SOP 91-1, "Software Revenue Recognition." Under SOP 97-2, revenue from product licenses are recognized when a signed agreement or other persuasive evidence of an arrangement exists, the software or system has been shipped (or software has been electronically delivered), the license fee is fixed and determinable, and collection of the resulting receivable is probable. For contracts with multiple elements/obligations, (e.g. software products, upgrades/enhancements, maintenance and services), revenue is allocated to each element of the arrangement based on the Company's evidence of fair value as determined by the amount charged when the element is sold separately. Maintenance revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Revenue on rental units under operating leases and service agreements is recognized over the term of the rental agreement or the period during which services are expected to be performed. Revenue generated from products sold through traditional channels where the right of return exists is reduced by reserves for estimated sales returns.

     In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of any resulting final amendments related to the deferred provisions of SOP 97-2. Because of the uncertainties related to the outcome of these proceedings, the impact, if any, on future financial results of the Company is not currently determinable. Adoption of the remaining provisions of SOP 97-2 as amended, did not have a material impact on revenue recognition during the first quarter of 1998.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income, which are excluded from net income, are not significant individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

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

3. NET INCOME PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share calculations is provided as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Numerator -- basic
Net income..................................................  $41,582    $13,271
                                                              =======    =======
Numerator -- diluted
Net income..................................................  $41,582    $13,271
Interest on convertible debentures, net of tax..............    1,594         --
                                                              -------    -------
Net income available to common stockholders.................  $43,176    $13,271
                                                              =======    =======
Denominator -- basic
Basic weighted average common shares outstanding............  106,952    101,450
                                                              =======    =======
Denominator -- diluted
Basic weighted average common shares outstanding............  106,952    101,450
Effect of dilutive securities:
Common stock options........................................    9,132      7,449
Diluted weighted average shares.............................  116,084    108,899
                                                              =======    =======
Net income per share -- basic...............................  $  0.39    $  0.13
                                                              =======    =======
Net income per share -- diluted.............................  $  0.37    $  0.12
                                                              =======    =======

4. CONVERTIBLE DEBENTURES

     On February 13, 1998, the Company completed a private placement of zero coupon convertible subordinated debentures due in 2018 (the "Debentures"). The debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to the Company of approximately $346.3 million. The initial price to the public for the debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the bonds of 4.75% (on a semi-annual bond equivalent basis). The debentures are convertible into Common Stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $45.80 per share. The Debentures are subordinated in right of payment to all existing and future Senior Indebtedness (as defined) and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. The Debentures may be redeemed for cash at the option of the Company beginning on February 13, 2003. At the option of the holder, the Company will purchase the Debentures on February 13, 2003 and February 13, 2013 at purchase prices (to be paid in cash or Common Stock or any combination thereof, at the election of the Company and subject to certain conditions) equal to the initial issue price plus accrued original issue discount to such dates.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

The Debentures may also be redeemed at the option of the holder if there is a Fundamental Change (as defined) at a price equal to the issue price plus accrued original issue discount to the date of redemption, subject to adjustment.

5. ACQUISITIONS

     On February 28, 1998, the Company acquired two distributors, Nordic Lantools OY, a Finnish company and Syscon, a South African company. Both companies have been accounted for as pooling of interest transactions; however prior periods have not been restated as the effect is not material.

6. LITIGATION

     On April 24, 1997, the Company was served by Symantec with a suit filed in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair competition by the Company. Symantec alleges that the Company's computer software program called "PC Medic" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's complaint sought injunctive relief and unspecified money damages. On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to the Company's "VirusScan" product. Symantec sought injunctive relief and unspecified money damages. On October 6, 1997, the Court issued an order granting Symantec's motion to amend its complaint and enjoining the Company from shipping any product containing either an approximately 30-line routine found in Crash Guard or an approximately 100-line routine found in a Symantec DLL. The Court's order expressly stated that "the court is not enjoining the sale or distribution of [McAfee's] current product." On December 19, 1997, the Court denied Symantec's motion to enjoin sale or distribution of the Company's current PC Medic product. On February 11, 1998, Symantec filed another motion seeking leave to again amend its complaint to include additional allegations of trade secret misappropriation, unfair competition, interference with economic advantage and contractual relations and violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), in connection with the alleged use by Company employees of proprietary Symantec customer information. The Company will move to dismiss the RICO claim. Symantec also filed a motion for a preliminary injunction relating to these new allegations, and has scheduled both motions for hearing on June 5, 1998. Trial is currently set for September 1998.

     On May 13, 1997, Trend Micro, Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both the Company and Symantec. Trend alleges that the Company's "WebShield" and "GroupShield" products infringe a Trend patent which issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, the Company filed its answer denying any infringement. The Company also filed counterclaims against Trend alleging unfair competition, false advertising, trade libel, and interference with prospective economic advantage. On September 19, 1997, Symantec filed a motion to sever Trend's action against the Company from its action against Symantec. The Company did not oppose Symantec's motion to sever, other than to recommend a joint hearing on patent claim interpretation. On December 19, 1997, the Court granted Symantec's motion to sever and adopted the Company's recommendation regarding a joint hearing on patent claim interpretation. As a result of the Court's decision, Trend's actions against the Company and Symantec will proceed separately. The Court has set the date for the joint patent claim interpretation hearing for September 1998. Thirty days after the joint patent claim interpretation hearing, the Court has indicated it will set further dates for discovery and trial. Trend and Symantec have stated that they have settled the case between them, although no formal dismissal notice has been received by the Company.

     On May 6, 1997, RSA Data Security, Inc. ("RSA") filed a lawsuit against PGP, a wholly owned subsidiary of the Company since December 9, 1997, in San Mateo County Superior Court. RSA seeks a

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

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

     On October 14, 1997, RSA filed a patent infringement lawsuit against PGP in the United States District Court for the Northern District of California. RSA alleges PGP has infringed one of the patents which was licensed to PGP under the License Agreement. On November 4, 1997, PGP moved to stay the federal action, or, in the alternative, compel it to arbitration. On December 23, 1997, RSA filed a motion to amend its complaint to include the Company as defendant. On March 2, 1998, the court granted PGP's motion to stay the federal patent action. A status conference is scheduled for September 14, 1998, at which time RSA may ask the court to lift the stay if the case has not been arbitrated or settled by that time. On April 15, 1998, RSA filed a third lawsuit on the same patent against the Company. Counsel for the Company intend to ask the Court to stay this action also.

     On September 15, 1997, the Company was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that the Company's "VirusScan" product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The case is in discovery. The Court had originally set a fact discovery cut-off date of July 15, 1998 and an expert discovery cut-off date of September 15, 1998, with a status conference on September 22, 1998. Because of a recent change in its counsel, the Company intends to ask the Court to continue those dates. No trial date has been set.

     The Company has changed its legal name to "Networks Associates, Inc." and has begun conducting business as "Network Associates." Four companies (Network Associates Corporation and The Network Associates in California; Network Associates, Inc. in Kansas; and Network Associates, Inc. in Oregon) have made claims (including various trademark claims) or demands with respect to the Company's use of the name Network Associates. Network Associates Corporation filed suit in Superior Court of California for the county of Santa Clara on February 25, 1998, seeking among other things, a preliminary and permanent injunction restraining the Company from using in California, the name "Network Associates" or "Network Associates, Inc." and unspecified compensatory and punitive damages. A preliminary injunction hearing is scheduled for June 4, 1998, but the parties have reached an agreement in principle to settle the matter.

     While there can be no assurance that the above litigation will not have a material adverse effect on the Company, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flow.

7. SUBSEQUENT EVENTS

  Magic Solutions, Inc.

     On April 1, 1998, the Company acquired all of the outstanding capital stock and options of Magic Solutions, Inc. ("Magic Solutions"), a privately held provider of internal help desk and asset management solutions, for approximately $110 million in cash. The acquisition will be accounted for using the purchase method of accounting and the Company expects that a substantial portion of this price will be expensed as purchased in-process research and development in the quarter ended June 30, 1998.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

  Trusted Information Systems

     On April 28, 1998, the Company completed the acquisition of Trusted Information Systems ("TIS"), a publicly-held provider of comprehensive security systems for computer networks. In the acquisition, a wholly owned subsidiary of the Company merged with and into TIS; TIS became a wholly owned subsidiary of the Company; and all outstanding common stock of TIS was converted into approximately 6.8 million shares of Common Stock of the Company, at an exchange ratio of 0.4845. The Company also assumed all outstanding options and other rights to acquire TIS capital stock.

     The TIS acquisition will be accounted for as a pooling of interests; however, historical results have not been restated to reflect the TIS acquisition. TIS results for the year ended December 31, 1997 were: Revenue, $42.2 million; Net loss, $8.6 million; and Total assets, $53.8 million. In the second quarter, retained earnings as of March 31, 1998 will be adjusted to reflect TIS' retained earnings to date.

  Stock Dividend

     On April 30, 1998 the Company declared a 3:2 stock split effected through a stock dividend, payable to all holders of record of Common Stock on May 12, 1998, as one share of Common Stock for every two shares of Common Stock outstanding. The stock dividend will be distributed on or about May 29, 1998. All per share data contained herein (including information as to the convertibility of the Debentures into Common Stock) has been restated to reflect the increased number of shares outstanding.

                           NETWORKS ASSOCIATES, INC.

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

     The following table depicts the Company's product suites:

                                   NET TOOLS

               NET TOOLS SECURE                                          NET TOOLS MANAGER
-----------------------------------------------  ------------------------------------------------------------------
   MCAFEE TOTAL VIRUS       PGP TOTAL NETWORK         SNIFFER TOTAL NETWORK              MCAFEE TOTAL SERVICE
         DEFENSE                 SECURITY                   VISIBILITY                           DESK
-------------------------  --------------------  --------------------------------  --------------------------------
- VirusScan Security       - PGP Desktop Suite   - Sniffer Portable Analysis       - McAfee Help Desk Suite
Suite                      - PGP Server Suite    Suite                             - Zero Administration Client
- Net Shield Security      - CyberCop            - Sniffer Distributed Analysis    Suite
Suite                                              Suite
- Internet Security Suite

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

                           NETWORKS ASSOCIATES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in the Company's statements of operations for the three months ended March 31, 1998 and 1997:

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Net revenue.................................................  100.0%    100.0%
Operating costs and expenses:
  Cost of net revenue.......................................   18.1      18.0
  Research and development..................................   13.6      12.7
  Marketing and sales.......................................   30.0      28.7
  General and administrative................................    5.9       6.7
  Amortization of intangibles...............................    0.4       0.1
  Acquisition and other unusual costs.......................     --      13.8
                                                              -----     -----
     Total operating costs and expenses.....................   68.0      80.0
                                                              -----     -----
          Income from operations............................   32.0      20.0
Other income................................................    2.5       2.0
                                                              -----     -----
          Income before income taxes........................   34.5      22.0
Provision for income taxes..................................   12.4      12.6
                                                              -----     -----
          Net income........................................   22.1%      9.4%
                                                              =====     =====

     Net Revenue. Net revenue includes product, revenues from software support, maintenance contracts, education and consulting services as well as revenues from those warranty, customer support and maintenance contracts which are deferred and recognized over the related service period. Net revenue increased 33% to $188.4 million in the three months ended March 31, 1998 from $141.4 million in the three months ended March 31, 1997. The increase was primarily due to increases in the licensing of anti-virus software products to new customers, renewing expiring anti-virus licenses, continued acceptance of the Company's Sniffer products, continued acceptance of the Company's consulting and support services as well as the growth of the installed customer base and the resulting renewal of maintenance contracts. The increase is also attributable to

                           NETWORKS ASSOCIATES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

a lessor extent to the licensing of products (other than anti-virus and Sniffer products) to new and existing customers as well as expansion into indirect product distribution channels and international markets.

     Although the Company has had significant growth in net revenue and net income (before acquisition and other related charges), the Company's growth rate has slowed in recent periods. The Company has experienced increased price competition for its products and the Company expects competition to increase in the near-term, which may result in reduced average selling prices for the Company's products.* Due to these and factors such as a maturing anti-virus market and an increasingly higher base from which to grow, the historic revenue growth rate will be difficult to sustain or increase.* To the extent these trends continue, the Company's results of operations could be materially adversely affected. Renewals have historically accounted for a significant portion of the Company's net revenue; however, there can be no assurance that the Company will be able to sustain historic renewal rates for its products in the future.* Risks related to the Company's change in business strategies, including its newly introduced suite pricing model and its development of a two-year subscription licensing model for the Company's Sniffer products and a software only version of the Company's Sniffer products, could also cause fluctuations in the Company's operating results and could make comparisons with historic operating results and balances difficult.* To more effectively service its customer's evolving needs, the Company also intends to significantly expand and develop its worldwide professional service organization. The Company expects that it will have lower profit margins on its service revenues relative to licensing revenues.* See "Risk Factors -- Variability of Quarterly Operating Results," "-- Risks Related to Certain Business Strategies" and "-- Need to Expand and Develop An Effective Professional Services Organization; Risks Related to Third-Party Professional Services".

     International revenue accounted for approximately 32% and 27% of net revenue for the three months ended March 31, 1998 and 1997, respectively. The increase in international net revenue as a percentage of net revenue was due primarily to increased acceptance of the Company's products in international markets and the continued investment in international operations. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, the Company uses non-leveraged forward currency contracts. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances (such as the current economic turbulence in Asia), political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.* There are a number of additional risks related to the export of the Company's PGP and TIS security products.

     Cost of Revenue. Cost of revenue is comprised of cost of product revenue and cost of services and support revenue. Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting and education services. Cost of revenue increased 34% to $34.2 million in the three months ended March 31, 1998 from $25.5 million in the

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that Networks' actual future performance will meet Networks' current expectations. See the Risk Factors on
 page 18 for a discussion of certain factors that could affect future performance.

                           NETWORKS ASSOCIATES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

three months ended March 31, 1997. This increase is due to an increase in net revenue (particularly product revenues) as well as the initial investment in the anti-virus professional services organization.

     The Company continued to expand its professional services organization which is expected to cause the cost of services and support revenue to increase in absolute dollars and may cause such expenses as a percentage of net revenue to increase. To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue will increase and, accordingly, gross margins will decrease.* In addition, to the extent that the Company increases its reliance on retail distribution, it may encounter problems related to product returns and limited shelf space availability.*

     Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's development and technical support staff. Research and development expenses increased 43% to $25.5 million in the three months ended March 31, 1998 from $17.9 million in the three months ended March 31, 1997. This increase was primarily a result of the expansion of the Company's product development and technical support staff and, to a lesser extent, the increased use of independent contractors. As a percentage of net revenue, research and development expenses increased to 14% in the three months ended March 31, 1998 from 13% in the three months ended March 31, 1997. The Company anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

     The Company believes that its ability to maintain its competitiveness will depend in large part upon its ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 39% to $56.6 million in the three months ended March 31, 1998 from $40.6 million in the three months ended March 31, 1997. This increase was primarily the result of an increase in marketing and sales personnel and, to a lesser extent, increased advertising and promotional activities required to support increased sales volumes and expanding product lines. As a percentage of net revenue, marketing and sales expense was 30% in the three months ended March 31, 1998 and 29% in the three months ended March 31, 1997. The Company is seeking to expand the breadth and depth of its product suites. Such expansion, together with the Company's efforts to build brand identity under its new corporate name are expected to contribute to a further increase in marketing and sales expenses in absolute dollars, which, may cause expenses to fluctuate as a percentage of net revenue.*

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs increased 17% to $11.2 million in the three months ended March 31, 1998 from $9.5 million in the three months ended March 31, 1997. The increase is largely a result of a increased staffing to support operations both domestically and internationally and to accommodate the growth in revenue. As a percentage of net revenue, general and administrative expenses were 6% in the three months ended March 31, 1998 and 7% in the three months ended March 31, 1997. The Company intends to continue to make investments in its finance and administrative infrastructure, and, as a result, expects general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of net revenue.*
---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that Networks' actual future performance will meet Networks' current expectations. See the Risk Factors on
 page 18 for a discussion of certain factors that could affect future performance.

                           NETWORKS ASSOCIATES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Acquisition and Other Related Costs. In March 1997, the Company wrote off $19.5 million of acquired in-process technology in connection with the acquisition of 3DV Technology, Inc.

     The software industry has experienced and is expected to continue to experience a significant amount of consolidation. In addition, it is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suites and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies. Any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash or, if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders, and could result in the incurrence of significant acquisition related charges to earnings. For example, in the three months ended June 30, 1998, the Company expects to take significant acquisition related charges in connection with the TIS Acquisition and the Magic Solutions acquisition which were both consummated in the second quarter. Acquisitions by the Company may result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known at the time of acquisition, which could have a material adverse effect on the Company. Furthermore, there can be no assurance that any products acquired in connection with any acquisition will gain acceptance in the Company's markets or that the Company will obtain the anticipated or desired benefits of such transactions.* See "Risk Factors -- Risks Associated with Recent Acquisitions" and "-- Risks Associated with Acquisitions Generally."

     Interest and Other Income and Expense, Net. Interest and other income and expense increased to $4.8 million in the three months ended March 31, 1998 from $2.9 million in the three months ended March 31, 1998. This increase was due to the investment of cash generated from operating activities and the issuance, in February 1998, of Debentures with net proceeds of approximately $337.6 million. Interest expense increased to $2.5 million in the three months ended March 31, 1998 from zero in the three months ended March 31, 1997. Interest expense relates to the Debentures issued in February 1998.

     Provision for Income Taxes. The Company's effective tax rate was 36% and 57% for the three months ended March 31, 1998 and 1997, respectively. Excluding the one time charge for the write off of in-process research and development, the Company's effective tax rate in the three months ended March 31, 1997 would have been 35%.

Liquidity and Capital Resources

     At March 31, 1998, the Company had $191.0 million in cash and cash equivalents and $591.5 million in marketable securities, for a combined total of $782.5 million.

     Net cash provided by operating activities was $28.1 million and $41.1 million in the three months ended March 31, 1998 and 1997, respectively. Net cash provided by operating activities in the three months ended March 31, 1998, consisted primarily of net income and an increase in deferred revenue which were offset primarily by an increase in accounts receivable, prepaid and other assets and accounts payable and accrued liabilities. In the three months ended March 31, 1997, net cash provided by operating activities consisted primarily of net income before acquisition costs, plus increases in deferred revenue and prepaid and other assets, offset primarily by increases in accounts receivable and deferred taxes.

     The Company expects its accounts receivable balance as a percentage of sales to increase due to the Company's increased emphasis on international sales (typically having longer payment terms) and the

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that Networks' actual future performance will meet Networks' current expectations. See the Risk Factors on
 page 18 for a discussion of certain factors that could affect future performance.

                           NETWORKS ASSOCIATES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Net cash used in investing activities was $369.6 million and $27.5 million in the three months ended March 31, 1998 and 1997, respectively, primarily reflecting purchases of marketable securities and additions to fixed assets and intangible assets.

     Net cash provided by financing activities was $409.9 million in the three months ended March 31, 1998, consisting primarily of net proceeds from the issuance of the Debentures, and the proceeds and tax benefits associated with the exercise of non-qualified stock options. Net cash provided by financing activities was $12.0 million in the three months ended March 31, 1997, consisting primarily of the proceeds and tax benefits associated with the exercise of non-qualified stock options partially offset by the repurchase of common stock under the Network General stock repurchase program.

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

     The timing and amount of the Company's revenues are subject to a number of factors that make estimating operating results prior to the end of a quarter uncertain. The Company does not expect to maintain a significant level of backlog and, as a result, product revenues in any quarter will be dependent on contracts entered into or orders booked and shipped in that quarter. During the three months ended March 31, 1998 and the year ended December 31, 1997, the Company generally experienced a trend toward higher order receipts toward the end of the last month of a quarter, resulting in a higher percentage of revenue shipments during the corresponding period in the prior year, which makes predicting revenues more difficult. The timing of closing larger orders increases the risks of quarter-to-quarter fluctuation. To the extent that the Company is successful in licensing larger product suites under the Net Tools umbrella (particularly to large enterprise and national accounts), the size of its orders and the length of its sales cycle are likely to increase. If orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, the Company's operating results for that quarter could be materially adversely affected. See "Potentially Longer Sales and Implementation Cycles for Certain Products."

     The trading price of the Company's Common Stock has historically been subject to wide fluctuations, with factors such as earnings announcements, acquisition announcements and litigation developments contributing to this volatility. Failure to achieve periodic revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firms, industry analysts or investors could result in an immediate and adverse effect on the market price of the Company's Common Stock. The Company may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate and adverse effect on the price of the Company's Common Stock.

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

     Risks Associated with Recent Acquisitions. In addition to risks described under "-- Risks Associated with Acquisitions Generally," the Company faces significant risks associated with its recent combination with Network General and other recent acquisitions (including the acquisitions of TIS, Magic Solutions, Pretty Good Privacy, Inc. ("PGP") and Helix Software Company ("Helix"). There can be no assurance that the Company will realize the desired benefits of these transactions. In order to successfully integrate these companies, the Company must, among other things, continue to attract and retain key management and other personnel; integrate, both from an engineering and a sales and marketing perspective, the acquired products (including TIS' firewall products, Magic Solutions' helpdesk products, Network General's Sniffer and CyberCop products, PGP's encryption products and Helix's utilities products) into its suite of product offerings; integrate and develop a cohesive focused direct and indirect sales force for its product offerings; consolidate duplicate facilities; and develop name recognition for its new name. The diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the integration process, could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Need to Develop Enterprise and National Accounts Sales Force and Security Products Sales Force; Risks Related to Direct Sales Force" and
"-- Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and PGP Security Products."

     During 1997, the Company incurred significant non-recurring charges associated with the Network General combination and the acquisitions of PGP and Helix. During the second quarter of 1998, the Company expects to incur additional non-recurring charges associated with the acquisitions of TIS and Magic Solutions. There can be no assurance that the Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with these transactions and with respect to its name change and the marketing of its products under the "Network Associates" name.

     Risks Related to Certain Business Strategies. The Company has historically derived a significant majority of its revenues from the licensing of its flagship anti-virus products and Sniffer products. See "-- Dependence on Revenue from Flagship Anti-Virus and Sniffer Products." The Company is currently focusing its efforts on broadening its revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. In furtherance of this strategy, the Company recently organized its products into four product suites -- McAfee Total Virus Defense, PGP Total Network Security, and Sniffer Total Network Visibility and McAfee Total Virus Defense. These four product suites together form an integrated solution called "Net Tools" which utilizes a new pricing model. There can be no assurance that potential customers will respond favorably to the modified pricing structure and the lack of a favorable response could materially adversely affect the Company's operating results. Although the Company will continue to offer perpetual licenses with annual support and maintenance contracts for its Sniffer products, it is currently developing a subscription licensing model for those products. In addition, in an effort to increase total Sniffer unit sales, the Company intends to develop software only versions of certain of its Sniffer products -- meaning that the Company would no longer sell the hardware components contained in these Sniffer products. There can be no assurance that the Company can produce a software only Sniffer product on a timely basis or at all, that customers will not continue to require that the Company provide the associated hardware platform and components, that total unit licenses of Sniffer products will increase over previous levels or that customers will react favorably to the subscription pricing model for Sniffer products. To the extent that customers do license Sniffer products on a two-year subscription basis or license significant amounts of software only Sniffer products, the Company's operating results and financial condition would likely be affected. In the case of subscription licenses, the Company would, among other things, expect an increase in deferred revenues related to the service portion of the two-year Sniffer license that would be capitalized on the Company's balance sheet. In the initial year of the license, the corresponding revenue would be lower than if the license were perpetual. In the case of the software only Sniffer product, for any individual license, the Company would expect lower total revenues and a higher overall gross margin related to the transaction, as the Company would not be selling the corresponding hardware component. Currently, the hardware component has a lower gross margin than the total product gross margin.

     The Company has been acquiring (and is continuing to investigate the acquisition of) existing independent agents and distributors of its products in certain strategic markets or has been converting these independent agents into resellers who must purchase Company products from Company approved distributors. These actions may require, among other things, that the Company provide the technical support to customers that was previously provided by such agents and distributors. There can be no assurance that the Company can provide such support as effectively or on a timely basis or at all, that the Company will operate any acquired distributor or agent as successfully as the previous operators, that the acquisition of any distributor or agent or the conversion of any agent into a reseller will result in the desired increased foreign revenues or that the Company will be able to identify and retain suitable distributors in any market in which it converts an independent agent. See "-- Risks Associated with Acquisitions Generally" and "-- Risks Related to International Revenue and Activities."

     As part of the Net Tools concept, the Company is in the process of designing a centralized console from which the various component suites can be operated, administered and maintained utilizing a common look and feel. The Company faces significant engineering challenges related to these efforts. In addition, the Company faces significant engineering and other challenges related to the integration of its various security products (such as its recently acquired PGP encryption products, Network General CyberCop product and TIS firewall products) into a marketable suite of products and the development of a software only Sniffer product. Success of the Company's Net Tools suite strategy will also depend, in part, upon successful development and coordination of the Company's sales force; on successful development of a national accounts sales force and an effective indirect sales channel for the Company's Sniffer and PGP/TIS security products; and on the development and expansion of an effective professional services organization. See "-- Risks Associated with Recent Transactions," "-- Risks Associated with Acquisitions Generally," "-- Need to Develop Enterprise and National Accounts Sales Force and Security Products Sales Force; Risks Related to Direct Sales Force," "-- Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and PGP Security Products" and "-- Need to Expand and Develop An Effective Professional Services Organization."

     The foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

     Risks Associated with Acquisitions Generally. The software industry has experienced and is expected to continue to experience a significant amount of consolidation. In addition, it is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suites and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies. In addition to the acquisitions of TIS and Magic in April 1998, the Company has consummated a series of significant acquisitions since 1994, including the combination with Network General in December 1997, the acquisitions of PGP and Helix in December 1997, Cinco Networks, Inc. in August 1997, 3DV Technology, Inc. in March

1997, FSA Corporation of Canada in August 1996, Vycor Corporation in February 1996, Saber Software Corporation, Inc. in August 1995 and ProTools, Inc. in January 1994. In addition, since 1995 the Company has acquired a number of its international distributors, including distributors in Australia, Brazil, Finland, Japan, South Africa and The Netherlands and is currently investigating acquisitions of additional foreign distributors. Past acquisitions have consisted of, and future acquisitions will likely include, acquisitions of businesses, interests in businesses and assets of businesses. Any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash or, if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders, and could result in the incurrence of significant acquisition related charges to earnings. Acquisitions by the Company may result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known at the time of acquisition, which could have a material adverse effect on the Company. Furthermore, there can be no assurance that any products acquired in connection with any such acquisition will gain acceptance in the Company's markets or that the Company will obtain the anticipated or desired benefits of such transactions.

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

     The Company's long-term success will depend on its ability on a timely and cost -- effective basis to develop upgrades and updates to its existing product offerings, to modify and enhance acquired products, and to introduce new products which meet the needs of current and potential customers. Future upgrades and updates may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. The Company believes that the ability to provide these upgrades and updates to users frequently and at a low cost is a key to success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently in order for the products to avoid obsolescence. Failure to release such upgrades and updates on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in these efforts. In addition, future changes in Windows 95, Windows NT, NetWare or other popular operating systems may result in compatibility problems with the Company's products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of future versions of operating systems would result in a delay or a reduction in the demand for the Company's future products and product versions which are designed to operate with such future versions of operating systems. The Company's failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Competition. The markets for the Company's products are intensely competitive and the Company expects competition to increase in the near-term. The Company believes that the principal competitive factors affecting the markets for its products include performance, functionality, quality, customer support, breadth of product line, frequency of upgrades and updates, integration of products, manageability of products, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of the Company's anti-virus software products compete include the number and types of viruses detected, the speed at which the products run and ease of use. Certain of the Company's competitors have been in the network management market longer than the Company, and other competitors, such as Symantec Corporation ("Symantec"), Intel Corporation ("Intel"), Seagate Technology, Inc. ("Seagate") and Hewlett-Packard Company ("HP"), are larger and have greater name recognition than the Company. The Company will also need to develop name recognition for its new name, "Network Associates." In addition, certain larger competitors such as Intel, Microsoft and Novell, Inc. ("Novell") have established relationships with hardware vendors related to their other product lines. These relationships may provide them with a competitive advantage in penetrating the OEM market with their network security and management products. As is the case in many segments of the software industry, the Company has been encountering, and expects to further encounter, increasing competition. This increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which events would materially adversely affect the Company's business, financial condition and results of operations. In addition, competitive pressures may make it difficult for the Company to maintain or exceed its growth rate.

     Although there is a trend toward consolidation in the network security and management market, the market is currently highly fragmented with products offered by many vendors. The Company's principal competitor is the Peter Norton Group of Symantec in the network security market and Intel's LanDesk in the network management market. The Company's other competitors include Computer Associates/Cheyenne Software, IBM, Seagate, the Dr. Solomon Group and Trend Micro, Inc., as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. In the encryption portion of the security market, the Company's principal competitors are Security Dynamics Technologies, Inc., Cylink Corporation, Entrust Technologies and VeriSign, Inc. The Company's principal competitors in the help desk market are Remedy Corporation and Software Artistry (recently acquired by Tivoli Systems/IBM). The Company's principal competitor in the software-based network fault and performance management market is HP, with other competitors including Azure Technologies Incorporated, Concord Communications, DeskTalk Systems, Kaspia Systems, Shomiti Systems, Inc. and Wandel & Goltermann, Inc. The Company also faces competition in the security market from Cisco, Security Dynamics Technologies, Inc., Checkpoint Software and other vendors in the encryption/firewall market. In addition, the Company faces competition from large and established software companies such as Microsoft, Intel, Novell and HP which offer network management products as enhancements to their network operating systems. As the network management market develops, the Company may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. In addition, to the extent that the Company is successful in developing its Net Tools suite of products designed around a centralized management and administration console for the Windows NT platform, the Company will likely compete with large computer systems management companies such as Tivoli Systems
(TME) and Computer Associates (Unicenter). There can be no assurance that the Company will continue to compete effectively against existing and potential competitors, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not in the future decide to compete more directly with the Company by utilizing electronic software distribution.

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

     Network Associates has changed its legal name to "Networks Associates, Inc." and has begun conducting business as "Network Associates." Four companies (Network Associates Corporation and The Network Associates in California; Network Associates, Inc. in Kansas; and Network Associates, Inc. in Oregon) have made claims (including various trademark claims) or demands with respect to Network Associates' use of the name Network Associates. Network Associates Corporation filed suit in Superior Court of California for the county of Santa Clara on February 25, 1998, seeking among other things, a preliminary and permanent injunction restraining Network Associates from using in California, the name "Network Associates" or "Network Associates, Inc." and unspecified compensatory and punitive damages. A preliminary injunction hearing is scheduled for June 4, 1998, but the parties have reached an agreement in principle to settle the matter.

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

     The Company's principal assets are its intellectual property, and the Company competes in an increasingly competitive market. There has been substantial litigation regarding intellectual property rights of technology companies. The Company has in the past been, and currently is, subject to litigation related to its intellectual property (including a pending unfair trade practice case and a patent infringement case involving Symantec and Trend Micro Inc., respectively). There can be no assurance that there will be no developments arising out of such pending litigation or any other litigation to which the Company is or may become party which could have a material adverse effect on the Company's business, financial condition and results of operation. See Note 6 to the Notes to the Condensed Consolidated Financial Statements.

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

     Risks Related to International Revenue and Activities. In 1997, 1996 and 1995, net revenue from international licenses represented approximately 28%, 24% and 25%, respectively, of the Company's net revenue. In the quarter ended March 31, 1998, net revenue from international licenses represented approximately 32% of the Company's net revenue. Historically, the Company has relied primarily upon independent agents and distributors to market its products internationally. The Company expects that international revenues will continue to account for a significant percentage of net revenue. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, the Company uses non-leveraged forward currency contracts. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances (such as the current economic turbulence in Asia), political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products. There are a number of additional risks related to the export of the Company's PGP and TIS security products. See "-- Risks Relating to Cryptography Technology."

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

     Risks Relating to Cryptography Technology. Certain of the Company's PGP and TIS network security products, technology and associated assistance are subject to export restrictions administered by the U.S. Department of State and the U.S. Department of Commerce, which permit the export of encryption products only with the required level of export license. In addition, these U.S. export laws prohibit the export of encryption products to a number of countries deemed hostile by the U.S. government. U.S. export regulations regarding the export of encryption technology require either a transactional export license or the granting of Department of Commerce Commodity jurisdiction. As result of this regulatory regime, foreign competitors facing less stringent controls on their products may be able to compete more effectively than the Company in the global market. While the Company has obtained approval from the Department of Commerce to export to certain end users, there can be no assurance that the U.S. government will approve pending or future export license requests. Further, there can be no assurance that the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, will not be revised from time to time.

Failure to obtain the required licenses or the costs of compliance could have a material adverse effect on the Company's international revenues.

     The Company's PGP and TIS network security products are dependent on the use of public key cryptography technology, which depends in part on the application of certain mathematical principles known as "factoring." The security afforded by public key cryptography technology is predicated on the assumption that the factoring of the composite of large prime numbers is difficult. Should an easy factoring method be developed, then the security afforded by encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of the Company's existing products and services obsolete or unmarketable. There can be no assurance that such developments will not occur. Moreover, even if no breakthroughs in factoring or other methods of attacking cryptographic systems are made, factoring problems can theoretically be solved by computer systems significantly faster and more powerful than those presently available. If such improved techniques for attacking cryptographic systems are ever developed, it could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Dependence upon Key Personnel. The success of the Company will depend to a significant extent upon a number of key technical and management employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, Company employees are generally not otherwise subject to employment agreements or to noncompetition covenants. The loss of the services of any key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain life insurance policies on its key employees. The ability of the Company to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. Competition for such personnel is intense and is expected to remain so for the foreseeable future. There can be no assurance the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires, and failure of the Company to retain and grow its key employee population could adversely affect the Company's business and operating results. In April, 1998, Messers. Leslie Denend, David Carver and John Stringer resigned from their positions as executive officers of the Company. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Customer Purchase Decisions; Potentially Longer Sales and Implementation Cycles for Certain Products Suites. The products offered by the Company may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often considered discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. Any such cancellation or delay could adversely affect the Company's results of operations. In addition, as the Company proceeds with its strategy of selling product suites under the Net Tools umbrella (particularly to larger enterprise and national accounts), its sales cycle is likely to lengthen. Such sales may involve a lengthy education process and a significant technical evaluation and commitment of capital and other resources and may be subject to the risk of delays associated with customers' internal budget and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. Because of the potentially lengthy sales cycle and the potentially large size of such orders, if orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, the Company's operating results for that quarter could be materially adversely affected. See "--Variability of Quarterly Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                           NETWORKS ASSOCIATES, INC.

                           FORM 10-Q, MARCH 31, 1998

                           PART II: OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS:

     Information with respect to this item is incorporated by reference to Note 6 of the Notes to the Consolidated Financial Statements included herein on page 9 of this Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) The Company filed the following reports on Form 8-K:

          April 28, 1998 related to the acquisition of TIS.

          April 3, 1998 and March 25, 1998 related to the acquisition of Magic Solutions, Inc.

          February 25, 1998 related to the acquisition of PGP.

          February 12, 1998 related to the issuance of the Debentures.

          February, 1998 related to the press release for the fourth quarter and the year ended December 31, 1997.

     (b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                           NETWORKS ASSOCIATES, INC.

                           FORM 10-Q, MARCH 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORKS ASSOCIATES, INC.

                                                  /s/  PRABHAT K. GOYAL

                                          --------------------------------------
                                          Name:      Prabhat K. Goyal
                                          Title:
                                              Vice President Administration,
                                          Chief Financial Officer and Secretary

Date: May 15, 1998

                           NETWORKS ASSOCIATES, INC.

                           FORM 10-Q, MARCH 31, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                          EXHIBIT TITLE                          PAGE NO.
-----------                          -------------                          --------
   2.1        Agreement and Plan of Reorganization, dated as of October
              13, 1997, among McAfee Associates, Inc., Mystery Acquisition
              Corp. and Network General Corporation, as amended by the
              First Amendment dated as of October 22, 1997, incorporated by reference from the Registrant's Registration Statement on
              Form S-4 filed with the Commission on October 31, 1997......
   2.2        Combination Agreement dated August 16, 1996 among the
              Registrant, FSA Combination Corp., FSA Corporation and
              Daniel Freedman.(1).........................................
   2.3        Stock Exchange Agreement dated January 13, 1996 among the
              Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and
              the shareholders of Jade.(2)................................
   2.4        Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
              Acquisition Corp.(4)........................................
   2.5        Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.,
              incorporated by reference to the Report on Form 8-K of the
              Registrant as filed with the Securities and Exchange
              Commission on December 11, 1997 (the "December 11, 1997 Form
              8-K").......................................................
   2.6        Agreement and Plan of Reorganization dated February 22,
              1998, between the Registrant, TIS and Thor Acquisition
              Corp., incorporated by reference to the Report on Form S-4 of the Registrant as filed with the Securities and Exchange
              Commission on March 25, 1998. ..............................
   2.7        Agreement and Plan of Reorganization by and among the
              Company, Magic Solutions International, Inc., Merlin
              Acquisition Corp. and Igal Lichtman, Amendment Agreement by
              and among the Registrant, Magic Solutions International,
              Inc., Merlin Acquisition Corp., and Igal Lichtman dated
              March 24, 1998. Second Amendment Agreement by and among the
              Registrant, Magic Solutions International, Inc., Merlin
              Acquisition Corp., and Igal Lichtman dated April 1, 1998.
              Incorporated by reference to Exhibits 2.1, 2.2 and 2.3 of
              the Report on Form 8-K of the Registrant as filed with the
              Securities and Exchange Commission on April 2, 1998 (the
              "April 2, 1998 Form 8-K"). .................................
   3.1        Second Restated Certificate of Incorporation of Networks
              Associates, Inc., as amended on December 1, 1997,
              incorporated by reference to the Registrant's Registration
              Statement on Form S-4, filed with the Commission on March
              25, 1998....................................................
   3.2        Restated Bylaws of Networks Associates, Inc., incorporated by reference to the Registrant's Registration Statement on
              Form S-4, filed with the Commission on March 25, 1998.......
   3.3        Certificate of Designation of Series A Preferred Stock of
              Networks Associates, Inc., incorporated by reference to
              Exhibit 3.3 of the Registrant's Form 10-Q for the Quarter
              ended September 30, 1996....................................
   4.1        Registration Rights Agreement, dated January 13, 1996
              between the Registrant an all shareholders of Jade.(2)......
   4.2        Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)......................

EXHIBIT NO.                          EXHIBIT TITLE                          PAGE NO.
-----------                          -------------                          --------
   4.3        Registration Rights Agreement dated February 27, 1997
              between the Registrant and the shareholders of Schuijers,
              incorporated by reference from Exhibit 10.50 to the
              Registrant's Report on Form 10-K for the year ended December
              31, 1996....................................................
   4.4        Registration Rights Agreement dated December 1, 1997 between the Registrant and the shareholders of Helix.(4)............
   4.5        Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)..........
   4.6        Registration Rights Agreement, dated as of February 13,
              1998, by and between the Registrant and Morgan Stanley & Co.
              Incorporated, incorporated by reference to Exhibit 4.6 of
              the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 6, 1998 (the
              "May 6, Form S-3")..........................................
   4.7        Indenture dated as of February 13, 1998 between the
              Registrant and State Street Bank and Trust Company of
              California, N.A., as Trustee, incorporated by reference to the May 6, Form S-3.........................................
  10.1        Standard Business Lease (Net) for Network General's
              principal facility dated June 19, 1991, between Network
              General and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.3 of Network General's Annual
              Report on Form 10-K for the year ended March 31, 1992
              ("Network General 1992 From 10-K").(3)......................
  10.2        First Amendment to Lease dated June 10, 1992, between
              Network General and Menlo Parks Partners, L.P., which is
              incorporated by reference to Exhibit 10.3 of Network
              General's Annual Report on Form 10-K for the year ended
              March 31, 1992 ("Network General 1992 Form 10-K").(3).......
  10.3        Standard Business Lease (Net) for Network General's
              principal facility dated March 11, 1992, between Network
              General and Menlo Oaks Partners L.P., which is incorporated by reference to Exhibit 10.4 of the Network General 1992
              Form 10-K.(3)...............................................
  10.4        First Amendment to Lease dated June 18, 1992, between
              Network General and Menlo Oaks Partners, L.P., which is
              incorporated by reference to Exhibit 10.5 of the Network
              General 1992 Form 10-K.(3)..................................
  10.5        Lease dated March 31, 1992, between Network General and
              Equitable Life Assurance Society of the United States, which is incorporated by reference to Exhibit 10.4 of the Network
              General 1992 Form 10-K.(3)..................................
  10.6        Second Amendment to Lease dated February 1, 1995, between
              Network General and Menlo Oaks Partners, L.P., which is
              incorporated by reference to Exhibit 10.2 of Network
              General's Quarterly Report on Form 10-Q for the quarter
              ended December 31, 1994 ("Network General December 1994 From
              10-Q").(3)..................................................
  10.7        Third amendment to Lease dated February 1, 1995 between
              Network General and Menlo Oaks Partners L.P., which is
              incorporated by reference to Exhibit 10.23 of the Network
              General December 1994 Form 10-Q.(3).........................
  10.8        Fourth Amendment to Lease dated May 31, 1995, between
              Network General and Menlo Oaks Partners, L.P., which is
              incorporated by reference to Exhibit 10.27 of Network
              General's Quarterly Report on Form 10-Q for the quarter
              ended June 30, 1995 ("Network General June 1995 Form
              10-Q").(3)..................................................
  10.9        Fifth Amendment to Lease dated June 13, 1995, between
              Network General and Menlo Oaks Partners, L.P., which is
              incorporated by reference to Exhibit 10.28 of the Network
              General June 1995 Form 10-Q.(3).............................
  10.10       Lease dated July 3, 1996 between Network General and
              Campbell Avenue Associates, which is incorporated by
              reference to Exhibit 10.21 of Network General's Quarterly
              Report on Form 10-Q for the quarter ended June 30,
              1996.(3)....................................................

EXHIBIT NO.                          EXHIBIT TITLE                          PAGE NO.
-----------                          -------------                          --------
  10.11       Sixth Amendment to Lease dated November 29, 1996, between
              Network General and Menlo Oaks Partners, L.P., which is
              incorporated by reference to Exhibit 10.22 of Network
              General's Quarterly Report on Form 10-Q for the quarter
              ended June 30, 1996.(3).....................................
  10.12       Sublease Agreement for facility at 2805 Bowers Avenue, Santa
              Clara, California, dated as of February 20, 1997, by and
              between McAfee Associates, Inc. and National Semiconductor
              Corporation, incorporated by reference to Exhibit 10.51 of the Form 10-Q of McAfee Associates, Inc. for the Quarter
              ended June 30, 1997.........................................
  10.13       Lease Agreement dated November 17, 1997 for facility at 3965
              Freedom Circle, Santa Clara, California by and between
              Informix Corporation and McAfee Associates, Inc.(4).........
  10.14       Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank,
              F.S.B., Informix Corporation and Networks Associates,
              Inc.(4).....................................................
  10.15       Subordination, Nondisturbance and Attornment Agreement dated
              December 18, 1997, between Guaranty Federal Bank, F.S.B.,
              Networks Associates, Inc. and Birk S. McCandless, LLC.(4)...
  10.16       Lease dated November 22, 1996 by and between Birk S.
              McCandless, LLC and Informix Corporation for facility at
              3965 Freedom Circle, Santa Clara, California.(4)............
  10.17       Quota Purchase Assignment Agreement, dated as of April 14,
              1997 by and among McAfee Associates, Inc. and McAfee Do
              Brasil Ltda., Compusul-Consultoria E Comericio De
              Informatica Ltda., and the stockholders of
              Compusul-Consultoria E Comericio De Informatica Ltda.,
              incorporated by reference to Exhibit 10.52 of the Form 10-Q of McAfee Associates, Inc. for the Quarter ended June 30,
              1997. ......................................................
  10.18*      1997 Stock Incentive Plan, incorporated by reference to
              Exhibit 4.1 to the Registration Statement on Form S-8 of
              McAfee Associates, Inc., filed with the Securities and
              Exchange Commission on August 8, 1997. .....................
  10.19*      Change in control agreement between the Company and Dennis
              Cline dated April 14, 1995 incorporated by reference to
              Exhibit 10.2 of the Company's Registration Statement No.
              33-93296 on Form S-4 (the "S-4"). ..........................
  10.20*      Change in control agreement between the Company and Peter
              Watkins May 1, 1995 incorporated by reference to Exhibit
              10.6 of the S-4. ...........................................
  10.21*      Change in control agreement between the Company and William
              S. Larson dated April 14, 1995 incorporated by reference to
              Exhibit 10.7 of the S-4. ...................................
  10.22*      Change in control agreement between the Company and Prabhat
              K. Goyal incorporated by reference to Exhibit 10.43 of the
              Company's Form 10-Q for the quarter ended June 30, 1996. ...
  10.27       Change in control agreement between the Company and Zach
              Nelson, dated May 12, 1998. ................................
  27.1        Financial Data Sheet........................................

---------------
(1) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 1996.

(2) Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Commission on March 14, 1997.

(3) Network General's filings with the Commission were made under File Number 0-17431

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-3, filed with the Commission on February 12, 1998.

 * Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.