Form 10-Q/A
period 1998-03-31
NETWORK ASSOCIATES INC
filed 1998-05-21
CIK 890801

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                               AMENDMENT NO. 1 TO

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

                        THIS DOCUMENT CONTAINS 34 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 32.

================================================================================

                           NETWORKS ASSOCIATES, INC.

                           FORM 10-Q, MARCH 31, 1998

                            ------------------------

                                    CONTENTS

                        ITEM NUMBER                           PAGE
                        -----------                           ----
                  PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets:
               March 31, 1998 and December 31, 1997.........    3
            Condensed Consolidated Statements of Income:
               Three months ended March 31, 1998 and 1997...    4
            Condensed Consolidated Statements of Cash Flows:
               Three months ended March 31, 1998 and 1997...    5
            Notes to Condensed Consolidated Financial
            Statements......................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   11

                    PART II: OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................   30

SIGNATURES..................................................   31
EXHIBIT INDEX...............................................   32

                           NETWORKS ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  190,983       $123,494
  Marketable securities.....................................     436,474        123,882
  Accounts receivable, net of allowances for doubtful
     accounts and returns of $4,129 and $3,662 at March 31,
     1998 and December 31, 1997.............................     139,624        125,284
  Prepaid expenses, taxes and other.........................      74,555         57,612
                                                              ----------       --------
          Total current assets..............................     841,636        430,272
Marketable securities.......................................     155,001        109,184
Fixed assets, net...........................................      37,241         28,570
Deferred taxes..............................................      12,633         16,173
Intangibles and other assets................................      16,925         17,732
                                                              ----------       --------
          Total assets......................................  $1,063,436       $601,931
                                                              ==========       ========
                                       LIABILITIES
Current liabilities:
  Accounts payable..........................................  $   22,682       $ 18,439
  Accrued liabilities.......................................     129,374        141,083
  Deferred revenue..........................................      77,420         69,464
                                                              ----------       --------
          Total current liabilities.........................     229,476        228,986
  Deferred revenue and taxes, less current portion..........      14,512         13,186
  Long term debt and other liabilities......................     354,663             --
                                                              ----------       --------
          Total liabilities.................................     598,651        242,172
                                                              ----------       --------
                                  STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  authorized: 5,000,000 shares
  Common stock, $.01 par value;
  authorized: 450,000,000 shares; issued and outstanding:
  107,504,225 shares at March 31, 1998 and 104,881,325
  shares at December 31, 1997...............................       1,075          1,049
Additional paid-in capital..................................     253,396        190,643
Retained earnings...........................................     210,314        168,067
                                                              ----------       --------
          Total stockholders' equity........................     464,785        359,759
                                                              ----------       --------
          Total liabilities and stockholders' equity........  $1,063,436       $601,931
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

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Cash flows from operating activities:
Net income..................................................  $  41,582    $ 13,271
Adjustments to reconcile net income to net cash provided
  from operating activities:
     Acquired in-process research and development...........         --      19,504
     Depreciation and amortization..........................      3,958       4,602
     Interest on convertible notes..........................      2,498          --
     Unrealized gain on investments.........................         --        (242)
     Deferred taxes.........................................      1,457      (3,307)
     Changes in assets and liabilities:
       Accounts receivable..................................    (14,340)    (11,187)
       Prepaid expenses, taxes and other....................    (13,268)      5,415
       Accounts payable and accrued liabilities.............     (7,384)      4,425
       Deferred revenue.....................................     13,623       8,604
       Other................................................        730        (197)
                                                              ---------    --------
          Net cash provided by operating activities.........     28,856      40,888
                                                              ---------    --------
Cash flows from investing activities:
  Purchase of intangibles...................................        371          (9)
  Purchases of investment securities, net...................   (358,408)    (17,587)
  Additions to fixed assets.................................    (12,328)     (9,740)
                                                              ---------    --------
          Net cash used in investing activities.............   (370,365)    (27,336)
                                                              ---------    --------
Cash flows from financing activities:
  Effect of exchange rate fluctuations......................     (1,045)       (250)
  Sale of convertible debentures............................    346,284          --
  Stock option exercises....................................     42,761      14,839
  Tax benefit from exercise of nonqualified stock options...     20,998      13,825
  Repurchase of common stock................................         --     (16,378)
                                                              ---------    --------
          Net cash provided by financing activities.........    408,998      12,036
                                                              ---------    --------
Net increase in cash and cash equivalents...................     67,489      25,588
Cash and cash equivalents at beginning of period............    123,494     118,528
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $ 190,983    $144,116
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

3. NET INCOME PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share calculations is provided as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Numerator -- basic
Net income..................................................  $41,582    $13,271
                                                              =======    =======
Numerator -- diluted
Net income..................................................  $41,582    $13,271
Interest on convertible debentures, net of tax..............    1,594         --
                                                              -------    -------
Net income available to common stockholders.................  $43,176    $13,271
                                                              =======    =======
Denominator -- basic
Basic weighted average common shares outstanding............  106,952    101,450
                                                              =======    =======
Denominator -- diluted
Basic weighted average common shares outstanding............  106,952    101,450
Effect of dilutive securities:
Common stock options........................................    9,132      7,449
                                                              -------    -------
Diluted weighted average shares.............................  116,084    108,899
                                                              =======    =======
Net income per share -- basic...............................  $  0.39    $  0.13
                                                              =======    =======
Net income per share -- diluted.............................  $  0.37    $  0.12
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

     Cost of Revenue. Cost of revenue is comprised of cost of product revenue and cost of services and support revenue. Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting and education services. Cost of revenue increased 34% to $34.2 million in the three months ended March 31, 1998 from $25.5 million in the

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that Networks' actual future performance will meet Networks' current expectations. See the Risk Factors on
 page 17 for a discussion of certain factors that could affect future performance.

                           NETWORKS ASSOCIATES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

three months ended March 31, 1997. This increase is due to an increase in net revenue (particularly product revenues) as well as the initial investment in the anti-virus professional services organization.

     The Company continued to expand its professional services organization which is expected to cause the cost of services and support revenue to increase in absolute dollars and may cause such expenses as a percentage of net revenue to increase. To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue will increase and, accordingly, gross margins will decrease.* In addition, to the extent that the Company increases its reliance on retail distribution, it may encounter problems related to product returns and limited shelf space availability.*

     Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's development and technical support staff. Research and development expenses increased 43% to $25.5 million in the three months ended March 31, 1998 from $17.9 million in the three months ended March 31, 1997. This increase was primarily a result of the expansion of the Company's product development and technical support staff and, to a lesser extent, the increased use of independent contractors. As a percentage of net revenue, research and development expenses increased to 14% in the three months ended March 31, 1998 from 13% in the three months ended March 31, 1997. The Company anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

     The Company believes that its ability to maintain its competitiveness will depend in large part upon its ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 39% to $56.6 million in the three months ended March 31, 1998 from $40.6 million in the three months ended March 31, 1997. This increase was primarily the result of an increase in marketing and sales personnel and, to a lesser extent, increased advertising and promotional activities required to support increased sales volumes and expanding product lines. As a percentage of net revenue, marketing and sales expense was 30% in the three months ended March 31, 1998 and 29% in the three months ended March 31, 1997. The Company is seeking to expand the breadth and depth of its product suites. Such expansion, together with the Company's efforts to build brand identity under its new corporate name are expected to contribute to a further increase in marketing and sales expenses in absolute dollars, which, may cause expenses to fluctuate as a percentage of net revenue.*

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs increased 17% to $11.2 million in the three months ended March 31, 1998 from $9.5 million in the three months ended March 31, 1997. The increase is largely a result of a increased staffing to support operations both domestically and internationally and to accommodate the growth in revenue. As a percentage of net revenue, general and administrative expenses were 6% in the three months ended March 31, 1998 and 7% in the three months ended March 31, 1997. The Company intends to continue to make investments in its finance and administrative infrastructure, and, as a result, expects general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of net revenue.*
---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that Networks' actual future performance will meet Networks' current expectations. See the Risk Factors on
 page 17 for a discussion of certain factors that could affect future performance.

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

     The Company expects its accounts receivable balance as a percentage of sales to increase due to the Company's increased emphasis on international sales (typically having longer payment terms) and the

---------------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that Networks' actual future performance will meet Networks' current expectations. See the Risk Factors on
 page 17 for a discussion of certain factors that could affect future performance.

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

                                          NETWORKS ASSOCIATES, INC.

                                                  /s/  PRABHAT K. GOYAL

                                          --------------------------------------
                                          Name:      Prabhat K. Goyal
                                          Title:
                                              Vice President Administration,
                                          Chief Financial Officer and Secretary

Date: May 15, 1998

                           NETWORKS ASSOCIATES, INC.

                           FORM 10-Q, MARCH 31, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                          EXHIBIT TITLE                          PAGE NO.
-----------                          -------------                          --------
   2.1        Agreement and Plan of Reorganization, dated as of October
              13, 1997, among McAfee Associates, Inc., Mystery Acquisition
              Corp. and Network General Corporation, as amended by the
              First Amendment dated as of October 22, 1997, incorporated by reference from the Registrant's Registration Statement on
              Form S-4 filed with the Commission on October 31, 1997......
   2.2        Combination Agreement dated August 16, 1996 among the
              Registrant, FSA Combination Corp., FSA Corporation and
              Daniel Freedman.(1).........................................
   2.3        Stock Exchange Agreement dated January 13, 1996 among the
              Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and
              the shareholders of Jade.(2)................................
   2.4        Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
              Acquisition Corp.(4)........................................
   2.5        Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.,
              incorporated by reference to the Report on Form 8-K of the
              Registrant as filed with the Securities and Exchange
              Commission on December 11, 1997 (the "December 11, 1997 Form
              8-K").......................................................
   2.6        Agreement and Plan of Reorganization dated February 22,
              1998, between the Registrant, TIS and Thor Acquisition
              Corp., incorporated by reference to the Report on Form S-4 of the Registrant as filed with the Securities and Exchange
              Commission on March 25, 1998. ..............................
   2.7        Agreement and Plan of Reorganization by and among the
              Company, Magic Solutions International, Inc., Merlin
              Acquisition Corp. and Igal Lichtman, Amendment Agreement by
              and among the Registrant, Magic Solutions International,
              Inc., Merlin Acquisition Corp., and Igal Lichtman dated
              March 24, 1998. Second Amendment Agreement by and among the
              Registrant, Magic Solutions International, Inc., Merlin
              Acquisition Corp., and Igal Lichtman dated April 1, 1998.
              Incorporated by reference to Exhibits 2.1, 2.2 and 2.3 of
              the Report on Form 8-K of the Registrant as filed with the
              Securities and Exchange Commission on April 2, 1998 (the
              "April 2, 1998 Form 8-K"). .................................
   3.1        Second Restated Certificate of Incorporation of Networks
              Associates, Inc., as amended on December 1, 1997,
              incorporated by reference to the Registrant's Registration
              Statement on Form S-4, filed with the Commission on March
              25, 1998....................................................
   3.2        Restated Bylaws of Networks Associates, Inc., incorporated by reference to the Registrant's Registration Statement on
              Form S-4, filed with the Commission on March 25, 1998.......
   3.3        Certificate of Designation of Series A Preferred Stock of
              Networks Associates, Inc., incorporated by reference to
              Exhibit 3.3 of the Registrant's Form 10-Q for the Quarter
              ended September 30, 1996....................................
   4.1        Registration Rights Agreement, dated January 13, 1996
              between the Registrant an all shareholders of Jade.(2)......
   4.2        Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)......................
   4.3        Registration Rights Agreement dated February 27, 1997
              between the Registrant and the shareholders of Schuijers,
              incorporated by reference from Exhibit 10.50 to the
              Registrant's Report on Form 10-K for the year ended December
              31, 1996....................................................
   4.4        Registration Rights Agreement dated December 1, 1997 between the Registrant and the shareholders of Helix.(4)............

EXHIBIT NO.                          EXHIBIT TITLE                          PAGE NO.
-----------                          -------------                          --------
   4.5        Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)..........
   4.6        Registration Rights Agreement, dated as of February 13,
              1998, by and between the Registrant and Morgan Stanley & Co.
              Incorporated, incorporated by reference to Exhibit 4.6 of
              the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 6, 1998 (the
              "May 6, Form S-3")..........................................
   4.7        Indenture dated as of February 13, 1998 between the
              Registrant and State Street Bank and Trust Company of
              California, N.A., as Trustee, incorporated by reference to the May 6, Form S-3.........................................
  10.1        Standard Business Lease (Net) for Network General's
              principal facility dated June 19, 1991, between Network
              General and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.3 of Network General's Annual
              Report on Form 10-K for the year ended March 31, 1992
              ("Network General 1992 From 10-K").(3)......................
  10.2        First Amendment to Lease dated June 10, 1992, between
              Network General and Menlo Parks Partners, L.P., which is
              incorporated by reference to Exhibit 10.3 of Network
              General's Annual Report on Form 10-K for the year ended
              March 31, 1992 ("Network General 1992 Form 10-K").(3).......
  10.3        Standard Business Lease (Net) for Network General's
              principal facility dated March 11, 1992, between Network
              General and Menlo Oaks Partners L.P., which is incorporated by reference to Exhibit 10.4 of the Network General 1992
              Form 10-K.(3)...............................................
  10.4        First Amendment to Lease dated June 18, 1992, between
              Network General and Menlo Oaks Partners, L.P., which is
              incorporated by reference to Exhibit 10.5 of the Network
              General 1992 Form 10-K.(3)..................................
  10.5        Lease dated March 31, 1992, between Network General and
              Equitable Life Assurance Society of the United States, which is incorporated by reference to Exhibit 10.4 of the Network
              General 1992 Form 10-K.(3)..................................
  10.6        Second Amendment to Lease dated February 1, 1995, between
              Network General and Menlo Oaks Partners, L.P., which is
              incorporated by reference to Exhibit 10.2 of Network
              General's Quarterly Report on Form 10-Q for the quarter
              ended December 31, 1994 ("Network General December 1994 From
              10-Q").(3)..................................................
  10.7        Third amendment to Lease dated February 1, 1995 between
              Network General and Menlo Oaks Partners L.P., which is
              incorporated by reference to Exhibit 10.23 of the Network
              General December 1994 Form 10-Q.(3).........................
  10.8        Fourth Amendment to Lease dated May 31, 1995, between
              Network General and Menlo Oaks Partners, L.P., which is
              incorporated by reference to Exhibit 10.27 of Network
              General's Quarterly Report on Form 10-Q for the quarter
              ended June 30, 1995 ("Network General June 1995 Form
              10-Q").(3)..................................................
  10.9        Fifth Amendment to Lease dated June 13, 1995, between
              Network General and Menlo Oaks Partners, L.P., which is
              incorporated by reference to Exhibit 10.28 of the Network
              General June 1995 Form 10-Q.(3).............................
  10.10       Lease dated July 3, 1996 between Network General and
              Campbell Avenue Associates, which is incorporated by
              reference to Exhibit 10.21 of Network General's Quarterly
              Report on Form 10-Q for the quarter ended June 30,
              1996.(3)....................................................
  10.11       Sixth Amendment to Lease dated November 29, 1996, between
              Network General and Menlo Oaks Partners, L.P., which is
              incorporated by reference to Exhibit 10.22 of Network
              General's Quarterly Report on Form 10-Q for the quarter
              ended June 30, 1996.(3).....................................
  10.12       Sublease Agreement for facility at 2805 Bowers Avenue, Santa
              Clara, California, dated as of February 20, 1997, by and
              between McAfee Associates, Inc. and National Semiconductor
              Corporation, incorporated by reference to Exhibit 10.51 of the Form 10-Q of McAfee Associates, Inc. for the Quarter
              ended June 30, 1997.........................................

EXHIBIT NO.                          EXHIBIT TITLE                          PAGE NO.
-----------                          -------------                          --------
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