Form 10-K/A
period 1997-12-31
NETWORK ASSOCIATES INC
filed 1998-06-02
CIK 890801

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


                              3965 FREEDOM CIRCLE
                         SANTA CLARA, CALIFORNIA 95054
                                 (408) 988-3832
             (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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


   Documents incorporated by reference: Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 1998.

                                EXPLANATORY NOTE

   This amendment amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 1998 by the Registrant. The cover page, Items 10, 11, 12 and 13 and Exhibit number 27.1 have been amended.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.


   The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's Annual Meeting of Stockholders to be held May 29, 1998.


ITEM 11. EXECUTIVE COMPENSATION.

   The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's Annual Meeting of Stockholders to be held May 29, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's Annual Meeting of Stockholders to be held May 29, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed in connection with Company's Annual Meeting of Stockholders to be held May 29, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 2nd day of June, 1998.

                                                NETWORKS ASSOCIATES, INC.


                                                /s/WILLIAM L. LARSON
                                                --------------------------------
                                                   William L. Larson

                                                   Chief Executive Officer and
                                                   Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of June, 1998.
 .

            SIGNATURE                               TITLE
     -------------------------          ------------------------------


      /s/WILLIAM L. LARSON              Chief Executive Officer and
     -------------------------          Chairman of the Board  (Principal
        (William L. Larson)             Executive Officer)


                *                       Vice President of Finance and
     -------------------------          Administration, Chief Financial
        (Prabhat K. Goyal)              Officer, Treasurer and Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


                *                       Director
     -------------------------
        (Leslie G. Denend)


                *                       Director
     -------------------------
        (Virginia Gemmell)


                *                       Director
     -------------------------
        (Edwin L. Harper)


                *                       Director
     -------------------------
        (Harry J. Saal)


 *By:   /s/WILLIAM L. LARSON
     -------------------------
         (William L. Larson)
        as Attorney-in Fact



                                 EXHIBIT INDEX



Exhibit                        Description
-------           -------------------------------------------------------

 27.1             Financial Data Schedule
 27.2             Financial Data Schedule
 27.3             Financial Data Schedule