Form 10-Q
period 1998-06-30
NETWORKS ASSOCIATES INC/
filed 1998-08-14
CIK 890801

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      for the transition period from _______ to _______

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

                            ------------------------
                               3965 FREEDOM CIRCLE
                         SANTA CLARA, CALIFORNIA 95054
                                 (408) 988-3832
                 (FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)
                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES  [X]          NO  [ ]

    116,575,046 shares of the registrant's common stock, $0.01 par value, were outstanding as of July 31, 1998.

================================================================================



                           NETWORKS ASSOCIATES, INC.

                           FORM 10-Q, JUNE 30, 1998

                            ------------------------

                                    CONTENTS



                        ITEM NUMBER
                        -----------

                  PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
            Condensed Consolidated Balance Sheets:
               June 30, 1998 and December 31, 1997.....................
            Condensed Consolidated Statements of Operations:
               Three and six months ended June 30, 1998 and 1997.......
            Condensed Consolidated Statements of Cash Flows:
               Three months ended June 30, 1998 and 1997...............
            Notes to Condensed Consolidated Financial
               Statements..............................................

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................

                    PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings.............................................

ITEM 2.  Changes in Securities.........................................

ITEM 4.  Submission of Matters to a Vote of Security Holders...........

ITEM 6.  Exhibits and Reports om Form 8-K..............................

SIGNATURES.............................................................
EXHIBIT INDEX..........................................................














                           NETWORKS ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     June 30,      December 31,
                                                     1998          1997
                                                     -----------   -----------
                                                     (unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents.........................   $101,634      $124,784
  Marketable securities.............................    451,794       151,042
  Accounts receivable, net of allowances for
   doubtful accounts and returns of $6,086 and
   $3,662 at June 30, 1998 and December 31, 1997....    175,010       136,650
  Prepaid expenses, taxes and other.................     52,228        62,738
                                                     -----------   -----------
        Total current assets........................    780,666       475,214
Marketable securities...............................    122,438       109,184
Fixed assets, net...................................     49,238        36,731
Deferred taxes......................................     70,276        16,173
Intangibles and other assets........................     61,323        18,397
                                                     -----------   -----------
        Total assets................................ $1,083,941      $655,699
                                                     ===========   ===========
                    LIABILITIES
Current liabilities:
  Accounts payable..................................     34,084        19,007
  Accrued liabilities...............................    101,402       147,598
  Deferred taxes....................................     31,023           --
  Deferred revenue..................................     82,132        72,911
  Long-term debt, current portion...................      3,769           153
                                                     -----------   -----------
        Total current liabilities...................    252,410       239,669
  Deferred taxes, less current portion..............     16,634         2,117
  Deferred revenue, less current portion............     30,183        11,069
  Long-term debt and other liabilities..............    356,460         2,352
                                                     -----------   -----------
        Total liabilities...........................    655,687       255,207
                                                     -----------   -----------
                  STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized:
  5,000,000 shares                                         --            --
Common stock, $.01 par value; authorized:
  450,000,000 shares; issued and outstanding:
  115,807,784 shares at June 30, 1998 and
  111,294,113 shares at December 31, 1997...........      1,158         1,116
Additional paid-in capital..........................    333,607       241,171
Retained earnings...................................     93,489       158,205
                                                     -----------   -----------
        Total stockholders' equity..................    428,254       400,492
                                                     -----------   -----------
        Total liabilities and stockholders' equity.. $1,083,941      $655,699
                                                     ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                    --------------------- ---------------------
                                    1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
Net revenue.......................   $212,454   $152,780   $408,785   $301,260

Operating costs and expenses:
  Cost of net revenue.............     38,939     25,595     75,763     52,640
  Research and development........     27,614     23,257     55,125     43,253
  Marketing and sales.............     58,685     48,102    124,500     91,671
  General and administrative......     12,437     14,520     23,609     28,151
  Amortization of intangibles.....      2,756        213      3,548        317
  Acquisition and other related
    costs.........................    150,910        --     150,910     19,504
                                    ---------- ---------- ---------- ----------
     Total operating costs and
       expenses...................    291,341    111,687    433,455    235,536
                                    ---------- ---------- ---------- ----------
     Income (loss) from
       operations.................    (78,887)    41,093    (24,670)    65,724
Interest and other income and
  expense, net....................      3,275      5,060      8,382      8,403
                                    ---------- ---------- ---------- ----------
     Income (loss) before
       provision for income taxes.    (75,612)    46,153    (16,288)    74,127
Provision for income taxes........     25,569     17,380     49,034     34,355
                                    ---------- ---------- ---------- ----------
     Net income (loss)............  ($101,181)   $28,773   ($65,322)   $39,772
                                    ========== ========== ========== ==========

Net income (loss) per share --
  basic...........................     ($0.87)     $0.26     ($0.57)     $0.36
                                    ========== ========== ========== ==========
Shares used in per share
  calculation -- basic............    115,690    109,335    115,098    111,920
                                    ========== ========== ========== ==========

Net income (loss) per share --
  diluted.........................     ($0.87)     $0.25     ($0.57)     $0.35
                                    ========== ========== ========== ==========
Shares used in per share
  calculation -- diluted..........    115,690    115,155    115,098    115,236
                                    ========== ========== ========== ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Six Months Ended
                                                                 June 30,
                                                          -----------------------
                                                          1998        1997
                                                          ----------- -----------
Cash flows from operating activities:
Net income (loss).........................................  ($65,322)    $39,772
Adjustments to reconcile net income to net cash provided
  from operating activities:
     Acquired in-process research and development.........    97,001      19,504
     Depreciation and amortization........................    15,288      10,402
     Interest on convertible notes........................     6,609         --
     Unrealized gain on investments.......................      (157)       (693)
     Deferred taxes.......................................    20,116      (2,348)
     Changes in assets and liabilities:
       Accounts receivable................................   (37,367)    (27,883)
       Prepaid expenses, taxes and other..................   (22,939)      4,819
       Accounts payable and accrued liabilities...........   (31,118)     10,674
       Deferred revenue...................................    28,335      12,847
       Other..............................................       730        (197)
                                                          ----------- -----------
          Net cash provided by operating activities.......    11,176      66,897
                                                          ----------- -----------
Cash flows from investing activities:
  Purchase of intangibles.................................     1,036         --
  Purchases of investment securities, net.................  (312,767)    (16,687)
  Additions to fixed assets...............................   (24,145)    (21,623)
  Acquisition of Magic Solutions, Inc. ...................  (136,843)        --
  Acquisition of Compusul.................................       --       (2,709)
  Acquisition of 3DV Technology, Inc. ....................       --      (20,000)
  Acquisition of Secure Networks, Inc. ...................     8,497         --
                                                          ----------- -----------
          Net cash used in investing activities...........  (464,222)    (61,019)
                                                          ----------- -----------
Cash flows from financing activities:
  Effect of exchange rate fluctuations....................    (2,390)       (534)
  Issuance of common stock................................     2,248          11
  Repayments of notes payable.............................      --           (90)
  Sale of convertible debentures..........................   346,284          50
  Stock option exercises..................................    60,231      25,444
  Tax benefit from exercise of nonqualified stock options.    23,191      24,898
  Exercise of warrant.....................................       332         --
  Repurchase of common stock..............................      --       (28,102)
                                                          ----------- -----------
          Net cash provided by financing activities.......   429,896      21,677
                                                          ----------- -----------
Net increase in cash and cash equivalents.................   (23,150)     27,555
Cash and cash equivalents at beginning of period..........   124,784     120,450
                                                          ----------- -----------
Cash and cash equivalents at end of period................  $101,634    $148,005
                                                          =========== ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1. Basis of Presentation:

The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 1998. The balance sheet at December 31, 1997 has been derived from the audited financial statements as of and for the year ended December 31, 1997, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. Recent Accounting Pronouncements

In October 1997, the AICPA issued Statement of Position No. 97-2
("SOP 97-2") "Software Revenue Recognition," which the Company has adopted for transactions entered into during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes previous guidance provided by SOP 91-1, "Software Revenue Recognition." Under SOP 97-2, revenue from product licenses is recognized when a signed agreement or other persuasive evidence of an arrangement exists, the software or system has been shipped (or software has been electronically delivered), the license fee is fixed and determinable, and collection of the resulting receivable is probable. For contracts with multiple elements/obligations, (e.g. software products, upgrades/enhancements, maintenance and services), revenue is allocated to each element of the arrangement based on the Company's evidence of fair value as determined by the amount charged when the element is sold separately. Maintenance revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Revenue on rental units under operating leases and service agreements is recognized over the term of the rental agreement or the period during which services are expected to be performed. Revenue generated from products sold through traditional channels where the right of return exists is reduced by reserves for estimated sales returns.

In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected prior to adoption of any resulting final amendments related to the deferred provisions of SOP 97-2. Because of the uncertainties related to the outcome of these proceedings, the impact, if any, on future financial results of the Company is not currently determinable. Adoption of the remaining provisions of SOP 97-2, as amended, did not have a material impact on revenue recognition during the first or second quarters of 1998.

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

In June 1998, the Financial Accounting Standards Board issued
Statement of Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. The Company is evaluating the requirements of SFAS 133, but does not expect this pronouncement to materially impact the Company's results of operations.






3. NET INCOME PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share calculations is provided as follows (in thousands, except per share amounts):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                    --------------------- ---------------------
                                    1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
Numerator -- basic
Net income (loss).................  ($101,181)   $28,773   ($65,322)   $39,772
                                    ========== ========== ========== ==========
                                    ========== ========== ========== ==========
Numerator -- diluted
Net income (loss).................  ($101,181)   $28,773   ($65,322)   $39,772
Interest on convertible
  debentures, net of tax..........        --         --         --         --
                                    ---------- ---------- ---------- ----------
Net income (loss) available
  to common stockholders..........  ($101,181)   $28,773   ($65,322)   $39,772
                                    ========== ========== ========== ==========
                                    ========== ========== ========== ==========
Denominator -- basic
Basic weighted average common
  shares outstanding..............    115,690    109,335    115,098    111,920
                                    ========== ========== ========== ==========
Denominator -- diluted
Basic weighted average common
  shares outstanding..............    115,690    109,335    115,098    111,920
Effect of dilutive securities:
Common stock options..............        --       5,820        --       3,316
                                    ---------- ---------- ---------- ----------
Diluted weighted average shares...    115,690    115,155    115,098    115,236
                                    ========== ========== ========== ==========
                                    ========== ========== ========== ==========
Net income (loss) per share --
  basic...........................     ($0.87)     $0.26     ($0.57)     $0.36
                                    ========== ========== ========== ==========
Net income (loss) per share --
  diluted.........................     ($0.87)     $0.25     ($0.57)     $0.35
                                    ========== ========== ========== ==========








4. Acquisitions


Secure Networks, Inc.

On May 15, 1998, the Company acquired Secure Networks, Inc.
("Secure"). The aggregate consideration payable in the acquisition was 567,000 shares of the Company's Common Stock in a transaction accounted for as a pooling of interests. Secure is a developer and licensor of network security auditing software based in Canada.

Trusted Information Systems

On April 28, 1998, the Company acquired Trusted Information Systems ("TIS"), a publicly-held provider of comprehensive security systems for computer networks. In the acquisition, a wholly owned subsidiary of the Company merged with and into TIS; TIS became a wholly owned subsidiary of the Company; and all outstanding common stock of TIS was converted into approximately 6.8 million shares of Common Stock of the Company, at an exchange ratio of 0.4845. The Company also assumed all outstanding options and other rights to acquire TIS capital stock.

This transaction was accounted for as a pooling of interests.
Financial statements for the three months ended March 31, 1998 and the year ended December 31, 1997 have been restated to include the results of TIS. The results for periods prior to January 1, 1997 have not been restated as the effect was immaterial. The opening retained earnings for the year ended December 31, 1997 have been restated to reflect the results of TIS prior to January 1, 1997. Separate and combined results of operations the three months ended March 31, 1998 and for the year ended December 31, 1997 are as follows (in thousands, except per share amounts):


                                  Three
                                  Months
                                  Ended     Year Ended
                                March 31,  December 31,
                                   1998        1997
                                ---------- ------------
Revenues:
  Networks Associates..........  $188,415     $612,193
  TIS..........................     7,917       35,666
                                ---------- ------------
  Combined.....................  $196,332     $647,859
                                ========== ============

Net income (loss):
  Networks Associates..........   $41,582     ($28,356)
  TIS..........................    (5,722)      (8,564)
                                ---------- ------------
  Combined.....................   $35,860     ($36,920)
                                ========== ============

Net income (loss) per share --
  diluted:
  Networks Associates..........     $0.37       ($0.27)
                                ========== ============
  TIS..........................    ($0.76)      ($1.31)
                                ========== ============
  Combined.....................     $0.30       ($0.34)
                                ========== ============

Magic Solutions International, Inc.

On April 1, 1998, the Company acquired all of the outstanding capital stock and options of Magic Solutions International, Inc. ("Magic Solutions"), a privately held provider of internal help desk and asset management solutions, for approximately $110 million in cash. The acquisition was accounted for using the purchase method of accounting and approximately $97 million was expensed as purchased in-process research and development. The remaining excess of the purchase price, including transaction costs, over the net assets acquired was $26.7 million of which, $18.8 million has been recorded as purchased technology and trademarks and $7.9 million as goodwill which are being amortized on a straight-line basis over 5 and 7 years, respectively.

5. Stock Dividend

On April 30, 1998 the Company declared a 3:2 stock split effected through a stock dividend, payable to all holders of record of Common Stock on May 12, 1998, as one share of Common Stock for every two shares of Common Stock outstanding. The stock dividend was distributed on June 1, 1998. All per share data contained herein (including information as to the convertibility of the Debentures into Common Stock) has been restated to reflect the increased number of shares outstanding as a result of such stock split.

6. Litigation

The Company has changed its legal name to "Networks Associates, Inc." and has begun conducting business as "Network Associates." Two companies, (Network Associates, Inc. in Kansas ("NAI-Kansas"); and Network Associates, Inc. in Oregon ("NAI-Oregon")) and Ronald L. Meyers ("Meyers"), a California resident doing business as The Network Associates, have made unresolved claims (including various trademark claims) or demands with respect to the Company's use of the name Network Associates. On March 26, 1998, the Company commenced a declaratory judgement action in the United States District Court, Northern District of California against all three of the above-cited claimants. the Company seeks a declaration that its use of the NETWORK ASSOCIATES title does not violate the federal, state or common law rights of any of the defendants. Defendants NAI-Oregon and NAI-Kansas have since been granted extensions of time in which to respond to the Complaint; defendant Meyers has not yet been served. NAI-Kansas has moved to dismiss the claims against it for lack of personal jurisdiction.

     On April 24, 1997, the Company was served by Symantec with a suit filed in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair competition by the Company. Symantec alleges that the Company's computer software program called "PC Medic" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's complaint sought injunctive relief and unspecified money damages. On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to the Company's "VirusScan" product. Symantec sought injunctive relief and unspecified money damages. On October 6, 1997, the Court issued an order granting Symantec's motion to amend its complaint and enjoining the Company from shipping any product containing either an approximately 30-line routine found in Crash Guard or an approximately 100-line routine found in a Symantec DLL. The Court's order expressly stated that "the court is not enjoining the sale or distribution of [McAfee's] current product." On December 19, 1997, the Court denied Symantec's motion to enjoin sale or distribution of the Company's current PC Medic product. On April 1, 1998, Symantec filed an amended complaint including additional allegations of trade secret misappropriation, unfair competition, interference with economic advantage and contractual relations and violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), in connection with the alleged use by the Company employees of proprietary Symantec customer information. On April 10, 1998, the Company moved to dismiss the RICO claims. Symantec also filed a motion for a preliminary injunction relating to these new allegations which was scheduled for hearing on June 5, 1998. Trial is currently set for September 1998.

     On June 9, 1998, the Court dismissed Symantec's unfair competition claim regarding allegations concerning source code with prejudice and dismissed Symantec's racketeering claim without prejudice. On June 15, 1998, the Court entered a stipulated preliminary injunction prohibiting the Company from making use of any Symantec customer list data.

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

     On April 15, 1998, RSA filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California, alleging that the Company has infringed the same patent as in the earlier lawsuit against PGP. Counsel for RSA has orally indicated that RSA will stipulate to stay this lawsuit on the same basis as the prior lawsuit against PGP. On May 13, 1998, RSA filed a copyright infringement suit in the United States District Court for the Northern District of California seeking an injunction against Network Associates and its Trusted Information Systems subsidiary from using certain RSA software.

     All four of the above RSA cases were settled on May 29, 1998, and were dismissed in June, 1998.

     On September 15, 1997, the Company was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court for the Eastern District of Michigan. Hilgraeve alleges that the Company's VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The case is in discovery. Discovery is presently scheduled to be completed by December 15, 1998. There is a status conference scheduled for September 22, 1998. A trial date has been set for June, 1999.

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

7. Subsequent Events

     On August 13, 1998, the Company acquired Dr. Solomon's Group PLC ("Dr Solomon's"), (the "Acquisition"), a European-based publicly-held provider of anti-virus software products for approximately 15.3 million shares of the Company's Common Stock (including 1.7 million shares held in trust pending the exercise of certain outstanding and fully vested Dr Solomon's options). In the Acquisition, each outstanding ordinary share of Dr Solomon's was exchanged for 0.27625 shares of Common Stock of the Company. The Company assumed all outstanding options to acquire Dr Solomon's ordinary shares.

The acquisition will be accounted for under the pooling of interests method of accounting. Historical financial data in future reports will be restated to include Dr Solomon's data. The following unaudited pro forma summary presents the combined results of operations as if the Acquisition had been completed on January 1, 1995.


                                                (unaudited pro forma)
                                           (in thousands, except per share data)

                                                                    Three Months Ended
                                      Year Ended December 31,            March 31,
                                ----------------------------------  -------------------
                                   1997        1996        1995       1998      1997
                                ---------- ------------ ----------  --------- ---------
Net revenue...................   $727,229     $466,069   $302,245   $220,580  $164,393
                                ========== ============ ==========  ========= =========

Net income (loss).............   ($36,915)      $7,374    $43,203    $39,402   $11,859
                                ========== ============ ==========  ========= =========
Net income (loss) per share --
  diluted.....................     ($0.30)      ($0.07)     $0.41      $0.30     $0.09
                                ========== ============ ==========  ========= =========

The  pro forma summary financial data for the years ended December
31, 1997, 1996 and 1995, reflects the combination of the statements of operations of the Company for the years ended December 31, 1997, 1996 and 1995 and the aggregation of the unaudited quarterly statements of operations of Dr Solomon's for the years ended November 31, 1997, 1996 and 1995. The pro forma summary financial data for the three month periods ended March 31, 1998 and 1997 reflects the combination of the statements of operations of the Company for the three months ended March 31, 1998 and 1997 and the statements of operations of Dr Solomon's for the three months ended February 28, 1998 and 1997.

Estimated direct transaction costs of approximately $18 million associated with the Acquisition, consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and other related charges will be charged to operations in the three months ended September 30, 1998. It is expected that the Company and Dr Solomon's will incur additional significant charges to operations, which are not currently reasonably estimable, to reflect the costs associated with integrating the two companies. This charge has not been reflected in the pro forma financial data. There can be no assurance that the combined company will not incur additional charges to reflect costs associated with the Acquisition or that management will be successful in its efforts to integrate the two companies.

On July 30, 1998, the Company acquired Anyware Seguridad Informatica, S.A. ("Anyware"). The aggregate consideration payable in the acquisition was 228,204 shares of the Company's Common Stock in a transaction accounted for as a pooling of interests. Anyware is a developer and distributor of anti-virus software products based in Madrid, Spain. On June 29, 1998, the Company acquired CSB Consulenza Software di Base S.r.l. ("CSB"). The aggregate consideration payable in the acquisition was 9,815 shares of the Company's Common Stock in a transaction accounted for as a pooling of interests. CSB is a reseller of software applications and services based in Milan, Italy. The effect of these two acquisitions is not material.

On July 28, 1998, the Company announced that it had entered into a definitive merger agreement to acquire CyberMedia, Inc. ("CyberMedia"), a provider of desktop utility software solutions. Under the terms of the agreement, a subsidiary of the Company will commence a tender offer for all outstanding shares of CyberMedia Common Stock at a net price of $9.50 per share in cash for an aggregate purchase price of approximately $130 million. Following completion of the tender offer, the Company's subsidiary will be merged into CyberMedia in a transaction in which any CyberMedia shares not tendered will be converted into the right to receive the same per share cash price paid in the tender offer. Completion of the tender offer is subject to customary conditions, including the tender of a majority of the CyberMedia shares, receipt of necessary governmental approvals and the expiration of applicable
waiting periods under the Hart-Scott-Rodino Act.    The transaction will
be accounted for as a purchase transaction.

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

Overview

The Company is a leading developer and provider of network security and management software products. The Company has historically derived a significant majority of its revenues from the licensing of its flagship McAfee anti-virus products and Sniffer network fault and performance management products. The Company is currently focusing its efforts on broadening its revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. In furtherance of this strategy, the Company recently organized its products into four product suites - McAfee Total Virus Defense and PGP Total Network Security (together comprising "Net Tools Secure") and Sniffer Total Network Visibility and McAfee Total Service Desk (together comprising "Net Tools Manager"). These four product suites together form an integrated solution called "Net Tools".














     The following table depicts the Company's product suites:

                                   NET TOOLS

                    NET TOOLS SECURE                                                    NET TOOLS MANAGER
---------------------------------------------------------------  ------------------------------------------------------------------
     MCAFEE TOTAL VIRUS                 TOTAL NETWORK                   SNIFFER TOTAL NETWORK              MCAFEE TOTAL SERVICE
       DEFENSE (TVD)                   SECURITY (TNS)                      VISIBILITY (TNV)                     DESK (TSD)
----------------------------  ---------------------------------  ------------------------------------  ----------------------------
-- VirusScan Security Suite   - PGP Encryption Suite             - Sniffer Portable Analysis Suite     - McAfee Help Desk Suite
-- Net Shield Security Suite  - Gauntlet Active Firewall Suite   - Sniffer Distributed Analysis Suite  - Zero Administration Client
-- Internet Security Suite    - CyberCop Intrusion Protection    - Sniffer Service Desk Suite            Suite
                                 Suite                                                                 - Self Service Desk Suite


Net Tools Secure is designed to protect the enterprise from viruses, hackers, thefts, lost data and threats to data security at all points of entry. McAfee Total Virus Defense is a multi-tiered approach to virus protection covering the client, server and Internet gateway; and PGP Total Network Security combines security products with desktop encryption software and key management tools. Net Tools Manager is a network management and service desk solution designed to make computer networks more efficient and users more productive. Sniffer Total Network Visibility is a comprehensive set of products and services for network fault and performance management (also known as analysis and monitoring); and McAfee Total Service Desk is designed to integrate robust help desk applications with asset management software. The Company also provides product support, education and consulting services.

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

The Company's results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, distributor inventory levels and return rates, Company inventory levels, product upgrades or updates released by the Company or its competitors, changes in product prices, the impact of competitive pricing or products, timely availability and acceptance of new products, changes in product mix, changes in the market for anti-virus or network management software, inclusion of network security or management software functionality in system software, failure to manage growth and/or potential acquisitions, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Historically, renewals have accounted for a significant portion of the Company's net revenue, however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. In addition, revenue generated through distribution channels tends to be non-linear and this may cause the Company's revenue to fluctuate in the future. The Company's results for any given period should not be relied upon as indicative of future performance. See "Risk Factors - Variability of Quarterly Operating Results."

The Company's future earnings and stock price may be subject to volatility in any period. Any shortfall in various operating results, including licensing activity, product sales, net revenue, operating income, net income or net income per share from historical levels or expectations of securities analysts may have significant adverse effects on the trading price of the Company's stock. Furthermore, other factors such as acquisitions or unforeseen events in the technology or software industry or in the Company's day to day activities can have a material adverse effect on the Company's stock performance. See "Risk Factors - Volatility of Stock Price" and "Risk Factors - Risks Associated with Failure to Manage Growth; Potential Future Acquisitions."

































Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in the Company's statements of operations for the three months and six months ended June 30, 1998 and 1997:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                    --------------------- ---------------------
                                    1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
Net revenue.......................      100.0%     100.0%     100.0%     100.0%

Operating costs and expenses:
  Cost of net revenue.............       18.3%      16.8%      18.5%      17.5%
  Research and development........       13.0%      15.2%      13.5%      14.4%
  Marketing and sales.............       27.6%      31.5%      30.5%      30.4%
  General and administrative......        5.9%       9.5%       5.7%       9.3%
  Amortization of intangibles.....        1.3%       0.1%       0.9%       0.1%
  Acquisition and other related
    costs.........................       71.0%       0.0%      36.9%       6.5%
                                    ---------- ---------- ---------- ----------
     Total operating costs and
       expenses...................      137.1%      73.1%     106.0%      78.2%
                                    ---------- ---------- ---------- ----------
     Income (loss) from
       operations.................      -37.1%      26.9%      -6.0%      21.8%
Interest and other income and
  expense, net....................        1.5%       3.3%       2.0%       2.8%
                                    ---------- ---------- ---------- ----------
     Income (loss) before
       provision for income taxes.      -35.6%      30.2%      -4.0%      24.6%
Provision for income taxes........       12.0%      11.4%      12.0%      11.4%
                                    ---------- ---------- ---------- ----------
     Net income (loss)............      -47.6%      18.8%     -16.0%      13.2%
                                    ========== ========== ========== ==========


Net Revenue. Net revenue includes product revenues, revenues from software support, maintenance contracts, education and consulting services as well as revenues from those warranty, customer support and maintenance contracts which are deferred and recognized over the related service period. Net revenue increased 39% to $212.5 million in the three months ended June 30, 1998 from $152.8 million in the three months ended June 30, 1997. For the six month period ended June 30, 1998, net revenue increased 36% to $408.8 million from $301.3 million in the same period in 1997. The increase in net revenues is due to increases in the licensing of anti-virus and network security software products to new customers, renewing expiring anti-virus and network security licenses, continued acceptance of the Company's Network Visibility and Service Desk product suites as well as the growth of the installed customer base and the resulting renewal of maintenance contracts.

Although the Company has had significant growth in net revenue and net income (before acquisition and other related charges), the Company's historic growth rate will be difficult to sustain or exceed. The Company has experienced increased price competition for its products and the Company expects competition to increase in the near-term, which may result in reduced average selling prices for the Company's products.* Due to these and factors such as a maturing anti-virus market and an increasingly higher base from which to grow, the historic revenue growth rate will be difficult to sustain or increase.* To the extent these trends continue, the Company's results of operations could be materially adversely affected. Renewals have historically accounted for a significant portion of the Company's net revenue; however, there can be no assurance that the Company will be able to sustain historic renewal rates for its products in the future.* Risks related to the Company's change in business strategies, including its newly introduced suite pricing model and its development of a two- year subscription licensing model for the Company's Sniffer products and a software only version of the Company's Sniffer products, could also cause fluctuations in the Company's operating results and could make comparisons with historic operating results and balances difficult.* To more effectively service its customer's evolving needs, the Company also intends to significantly expand and develop its worldwide professional service organization. The Company expects that it will have lower profit margins on its service revenues relative to licensing revenues.* See "Risk Factors - Variability of Quarterly Operating Results," "- Risks Related to Certain Business Strategies" and "- Need to Expand and Develop An Effective Professional Services Organization; Risks * Related to Third-Party Professional Services".

International revenue accounted for approximately 31% and 25% of net revenue for the three months ended June 30, 1998 and 1997, respectively. For the six month periods ended June 30, 1998 and 1997, the percentage of net revenue from international licenses was approximately 31% and
26%, respectively.   The increase in international net revenue as a
percentage of net revenue was due primarily to increased acceptance of the Company's products in international markets and the continued investment in international operations. The Company expects that international revenue will continue to account for a significant percentage of net revenue, particularly in light of the recent Dr Solomon's acquisition. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, the Company engages in financial risk management activities. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances (such as the current economic turbulence in Asia), political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.* There are a number of additional risks related to the export of the Company's PGP and TIS security products.

Cost of Revenue. Cost of revenue is comprised of cost of product revenue and cost of services and support revenue. Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting and education services. Cost of revenue increased 52% to $38.9 million in the three months ended June 30, 1998 from $25.6 million in the three months ended June 30, 1997. For the six months ended June 30, 1998, cost of revenue increased 44% to $75.8 million from $52.6 million for the six months ended June 30, 1997.
These increases are due to an increase in net revenue (particularly product revenues) as well as the continued investment in the professional services organization. To the extent that the product mix fluctuates from quarter to quarter, the cost of revenue will increase or decrease accordingly.

The Company continued to expand its professional services organization which is expected to cause the cost of services and support revenue to increase in absolute dollars and may cause such expenses as a percentage of net revenue to increase. To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue will increase and, accordingly, gross margins will decrease.* In addition, to the extent that the Company increases its reliance on retail distribution (including through the pending CyberMedia acquisition), it may encounter problems related to product returns and limited shelf space availability.*

Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's development and technical support staff. Research and development expenses increased 19% to $27.6 million in the three months ended June 30, 1998 from $23.3 million in the three months ended June 30, 1997. For the six months ended June 30, 1998 research and development expenses increased 27% to $55.1 million from $43.3 million in the six months ended June 30, 1997. These increases were primarily a result of the expansion of the Company's product development and technical support staff. As a percentage of net revenue, research and development expenses decreased to 13.0% in the three months ended June 30, 1998 from 15.2% in the three months ended June 30, 1997 and decreased to 13.5% in the six months ended June 30, 1998 from 14.4% in the six months ended June 30, 1997. The Company anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

The Company believes that its ability to maintain its competitiveness will depend in large part upon its ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 22% to $58.7 million in the three months ended June 30, 1998 from $48.1 million in the three months ended
June 30, 1997.   For the six months ended June 30, 1998 marketing and
sales expenses increased 36% to $124.5 million from $91.7 million in the six months ended June 30, 1997. This increase was primarily the result of an increase in marketing and sales personnel and, to a lesser extent, increased advertising and promotional activities required to support increased sales volumes and expanding product lines. As a percentage of net revenue, marketing and sales expense was 27.6% and 31.5% in the three month periods ended June 30, 1998 and 1997 and 30.5% and 30.4% in the six month periods ended June 30, 1998 and 1997. The Company is seeking to expand the breadth and depth of its product suites. Such expansion, together with the Company's efforts to build brand identity under its new corporate name are expected to contribute to a further increase in marketing and sales expenses in absolute dollars, which, may cause expenses to fluctuate as a percentage of net revenue.

General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs decreased 14% to $12.4 million in the three months ended June 30, 1998 from $14.5 million in the three months ended June 30, 1997. For the six months ended June 30, 1998 general and administrative costs decreased 16% to $23.6 million from $28.1 million in the six months ended June 30, 1998. The decrease is a result of the consolidated staffing both domestically and internationally. As a percentage of net revenue, general and administrative expenses were 5.9% and 9.5% in the three months periods ended June 30, 1998 and 1997 and 5.7% and 9.3% in the six month periods ended June 30, 1998 and 1997. The Company intends to continue to make investments in its finance and administrative infrastructure, and, as a result, expects general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

Amortization of Intangibles. The Company expensed $2.8 million and $213,000 of amortization related to intangibles in the three months ended June 30, 1998 and 1997, respectively and $3.5 million and $317,000 in the six months ended June 30, 1998 and 1997, respectively.
Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. The increases are due to the acquisitions of PGP and Magic Solutions.

Acquisition and Other Related Costs. In connection with the acquisitions of TIS, Magic Solutions and Secure in the three months ended June 30, 1998, the Company incurred direct transaction costs of approximately $15.5 million consisting of fees for investment bankers, attorneys, accountants, financial printing and other related charges. The Company also incurred restructuring costs of approximately $38.4 million which relate to the closure and elimination of duplicate facilities, the write-off of impaired assets and severance costs related to terminated employees. In addition, $97 million was expensed as acquired in-process technology in connection with the acquisition of Magic Solutions. In the six months ended June 30, 1997, the Company wrote off $19.5 million of acquired in-process technology in connection with the acquisition of 3DV. Similarly , in connection with the recent Dr Solomon's acquisition and the pending CyberMedia acquisition, during the three months ended September 30, 1998, the Company expects to incur non-recurring direct transaction costs and other costs associated with integrating the companies and significant charges related to the acquisitions and in-process research and development (in the case of CyberMedia). As a result of these and the Company's previous acquisition charges, the Company currently expects that at September 30, 1998 its retained earnings balances will be negative.* The Company does not expect this negative balance to affect its financial condition or results of operations.

The software industry has experienced and is expected to continue to experience a significant amount of consolidation. In addition, it is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suites and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies. Any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash or, if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders, and could result in the Company incurring significant acquisition related charges to earnings. Acquisitions by the Company may result in the Company incurring or assuming liabilities, including liabilities that are unknown or not fully known at the time of acquisition, which could have a material adverse effect on the Company. Furthermore, there can be no assurance that any products acquired in connection with any acquisition will gain acceptance in the Company's markets or that the Company will obtain the anticipated or desired benefits of such transactions.* See "Risk Factors - Risks Associated with Recent Acquisitions" and "- Risks Associated with Acquisitions Generally."

Interest and Other Income and Expense, Net. Interest and other income and expense decreased to $3.3 million in the three months ended June 30, 1998 from $5.1 million in the three months ended June 30, 1997. Interest and other income and expense was $8.4 million in the six months ended June 30, 1998 and 1997. The decrease from quarter to quarter was primarily due to the increase of interest expense to $4.1 million in the three months ended June 30, 1998 from zero in the three months ended June 30, 1997, partially offset by increased interest income from the increased funds invested. Interest expense relates to the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures"), issued in February 1998.

Provision for Income Taxes. The Company's effective tax rate was 34% and 38% for the three months ended June 30, 1998 and 1997, respectively, and 36% and 37% for the six months ended June 30, 1998 and 1997, respectively.

Liquidity and Capital Resources

At June 30, 1998, the Company had $101.6 million in cash and cash equivalents and $574.2 million in marketable securities, for a combined total of $675.8 million.

Net cash provided by operating activities was $11.2 million and $66.9 million in the six months ended June 30, 1998 and 1997, respectively. Net cash provided by operating activities in the six months ended June 30, 1998, consisted primarily of net income before acquisition costs plus increases in deferred revenue and deferred taxes which were offset primarily by an increase in accounts receivable, prepaid and other assets and accounts payable and accrued liabilities. In the six months ended June 30, 1997, net cash provided by operating activities consisted primarily of net income before acquisition costs, plus increases in deferred revenue, accounts payable and accrued liabilities and prepaid and other assets, offset primarily by increases in accounts receivable and deferred taxes.

The Company expects that its accounts receivable balances as a percentage of sales will increase in the foreseeable future due to various factors, including its recent and pending acquisitions of companies with longer payment cycles (particularly its acquisitions of Dr Solomon's and CyberMedia) and its increased emphasis on international sales, typically having longer payment terms.* In addition, the longer payment cycles associated with licensing enterprise-wide network security and management product suites and with licensing products through indirect channels, such as systems integrators and VARs, are also expected to contribute to an increase in the Company's receivables balances.* Lastly, development of a two-year subscription license model for the Company's Sniffer products, which as compared to product sales typically results in lower current revenue and a corresponding increase in deferred revenue, is expected to result in an increase in accounts receivable balances as a percentage of sales.* To address the increased level of the Company's accounts receivables and to improve cash flow, the Company continuously evaluates available options, including actions to encourage earlier payment of receivables and receivable sales.* To the extent the Company's receivable balances increase, the Company will be subject to increased general credit risks with respect thereto.* There can be no assurance that the Company will be successful in mitigating the impact which such increased receivable levels may have on its financial conditions and operating results.

Net cash used in investing activities was $464.2 million in the six months ended June 30, 1998 consisting primarily of the purchase of marketable securities, additions to fixed assets and the acquisition of Magic Solutions. Net cash used in investing activities was $61.0 million in the six months ended June 30, 1997, primarily reflecting the acquisitions of Compusul and 3DV Technology, purchases of marketable securities and additions to fixed assets and intangible assets.

Net cash provided by financing activities was $429.9 million in the six months ended June 30, 1998, consisting primarily of net proceeds from the issuance of the Debentures, and the proceeds and tax benefits associated with the exercise of non-qualified stock options. Net cash provided by financing activities was $21.7 million in the six months ended June 30, 1997, consisting primarily of the proceeds and tax benefits associated with the exercise of non-qualified stock options partially offset by the repurchase of common stock under the Network General stock repurchase program.

The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.

Financial Risk Management

As a result of the continued expansion of the Company's business in Europe, the Company expects to see an increase over time in exposures related to nonfunctional currency denominated sales in several European currencies. Currently, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. The success of this activity depends upon forecasts of transaction activity denominated in various currencies, primarily the Canadian dollar, Australian dollar and certain European currencies. To the extent that these forecasts are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

Year 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its current products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant and the Company may acquire third-party equipment and software products that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The business, operating results and financial condition of the Company's customers could be adversely affected to the extent that they utilize third-party software products which are not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors for a discussion of certain factors that could affect future performance.

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

Although the Company has experienced significant growth in net revenue and net income (before acquisition and other related costs) in absolute terms, the Company has experienced increased price competition for its products and the Company expects competition to increase in the near-term, which may result in reduced average selling prices for the Company's products. Due to these and other factors (such as a maturing anti-virus market and an increasingly higher base from which to grow), the Company's historic revenue growth rate will be difficult to sustain or increase. To the extent these trends continue, the Company's results of operations could be materially adversely affected. Renewals have historically accounted for a significant portion of the Company's net revenue; however, there can be no assurance that the Company will be able to sustain historic renewal rates for its products in the future. Risks related to the Company's recent change in business strategies could also cause fluctuations in operating results and could make comparisons with historic operating results and balances difficult or not meaningful. See "- Risks Related to Certain Business Strategies."

The timing and amount of the Company's revenues are subject to a number of factors that make estimating operating results prior to the end of a quarter uncertain. The Company does not expect to maintain a significant level of backlog and, as a result, product revenues in any quarter will be dependent on contracts entered into or orders booked and shipped in that quarter. During the three months ended June 30, 1998 and the year ended December 31, 1997, the Company generally experienced a trend toward higher order receipts toward the end of the last month of a quarter, resulting in a higher percentage of revenue shipments during the corresponding period in the prior year, which makes predicting revenues more difficult. The timing of closing larger orders increases the risks of quarter-to-quarter fluctuation. To the extent that the Company is successful in licensing larger product suites under the Net Tools umbrella (particularly to large enterprise and national accounts), the size of its orders and the length of its sales cycle are likely to increase. If orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, the Company's operating results for that quarter could be materially adversely affected. See "Potentially Longer Sales and Implementation Cycles for Certain Products."

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

Risks Associated with Pending and Recent Acquisitions. In addition to risks described under "- Risks Associated with Acquisitions Generally," the Company faces significant risks associated with its recent combination with Network General and other pending and recent acquisitions (including the acquisitions of Dr Solomon's, CyberMedia, TIS, Magic Solutions, Pretty Good Privacy, Inc. ("PGP") and Helix Software Company ("Helix")). There can be no assurance that the Company will realize the desired benefits of these transactions. In order to successfully integrate these companies, the Company must, among other things, continue to attract and retain key management and other personnel; integrate, both from an engineering and a sales and marketing perspective, the acquired products (including Dr Solomon's anti-virus products, TIS' firewall products, Magic Solutions' helpdesk products, Network General's Sniffer and CyberCop products, PGP's encryption products and Helix's utilities products) into its suite of product offerings; integrate and develop a cohesive focused direct and indirect sales force for its product offerings; consolidate duplicate facilities; implement standardized accounting and reporting systems and develop name recognition for its new name. The diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the integration process, could have a material adverse effect on the Company's business, financial condition and results of operations. See "- Need to Develop Enterprise and National Accounts Sales Force and Security Products Sales Force; Risks Related to Direct Sales Force" and "- Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and PGP Security Products."

During 1997, the Company incurred significant non-recurring charges associated with the Network General combination and the acquisitions of PGP and Helix. During the second quarter of 1998, the Company to incurred additional significant non-recurring charges associated with the acquisitions of TIS and Magic Solutions. In the third quarter of 1998, the Company expects to incur additional significant non-recurring charges associated with the acquisitions of Dr Solomon's and CyberMedia. There can be no assurance that the Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with these transactions and with respect to its name change and the marketing of its products under the "Network Associates" name.

Risks Related to Certain Business Strategies. The Company has historically derived a significant majority of its revenues from the licensing of its flagship anti-virus products and Sniffer products. See "- Dependence on Revenue from Flagship Anti-Virus and Sniffer Products." The Company is currently focusing its efforts on broadening its revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. In furtherance of this strategy, the Company recently organized its products into four product suites - McAfee Total Virus Defense, PGP Total Network Security, and Sniffer Total Network Visibility and McAfee Total Virus Defense. These four product suites together form an integrated solution called "Net Tools" which utilizes a new pricing model. There can be no assurance that potential customers (including the installed customer base of acquired companies) will respond favorably to the modified pricing structure and the lack of a favorable response could materially adversely affect the Company's operating results. Although the Company will continue to offer perpetual licenses with annual support and maintenance contracts for its Sniffer products, it is currently developing a subscription licensing model for those products. In addition, in an effort to increase total Sniffer unit sales, the Company intends to develop software only versions of certain of its Sniffer products. There can be no assurance that the Company can produce a software only Sniffer product on a timely basis or at all, that customers will not continue to require that the Company provide the associated hardware platform and components, that total unit licenses of Sniffer products will increase over previous levels or that customers will react favorably to the subscription pricing model for Sniffer products. To the extent that customers do license Sniffer products on a two-year subscription basis or license significant amounts of software only Sniffer products, the Company's operating results and financial condition would likely be affected. In the case of subscription licenses, the Company would, among other things, expect an increase in deferred revenues related to the service portion of the two-year Sniffer license that would be capitalized on the Company's balance sheet. In the initial year of the license, the corresponding revenue would be lower than if the license were perpetual. In the case of the software only Sniffer product, for any individual license, the Company would expect lower total revenues and a higher overall gross margin related to the transaction, as the Company would not be selling the corresponding hardware component. Currently, the hardware component has a lower gross margin than the total product gross margin. Furthermore, the increase in subscription revenue as a percentage of revenue will have a negative impact on the Company's receivable balance as a percentage of sales, due to more revenue being deferred with no impact on the related receivables.

The Company has been acquiring (and is continuing to investigate the acquisition of) existing independent agents and distributors of its products in certain strategic markets or has been converting these independent agents into resellers who must purchase Company products from Company approved distributors. These actions may require, among other things, that the Company provide the technical support to customers that was previously provided by such agents and distributors. There can be no assurance that the Company can provide such support as effectively or on a timely basis or at all, that the Company will operate any acquired distributor or agent as successfully as the previous operators, that the acquisition of any distributor or agent or the conversion of any agent into a reseller will result in the desired increased foreign revenues or that the Company will be able to identify and retain suitable distributors in any market in which it converts an independent agent. See "- Risks Associated with Acquisitions Generally" and "- Risks Related to International Revenue and Activities."

As part of the Net Tools concept, the Company is in the process of designing a centralized console from which the various component suites can be operated, administered and maintained utilizing a common look and feel. The Company faces significant engineering challenges related to these efforts. In addition, the Company faces significant engineering and other challenges related to the integration of its various products (such as its recently acquired PGP encryption products, Network General CyberCop product and TIS firewall products) into marketable product suites and the development of a software only Sniffer product. Success of the Company's Net Tools suite strategy will also depend, in part, upon successful development and coordination of the Company's sales force; on successful development of a national accounts sales force and an effective indirect sales channel for the Company's Sniffer and PGP/TIS security products; and on the development and expansion of an effective professional services organization. See "- Risks Associated with Recent Transactions," "- Risks Associated with Acquisitions Generally," "- Need to Develop Enterprise and National Accounts Sales Force and Security Products Sales Force; Risks Related to Direct Sales Force," "- Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and PGP Security Products" and "- Need to Expand and Develop An Effective Professional Services Organization."

The foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

Risks Associated with Acquisitions Generally. The software industry has experienced and is expected to continue to experience a significant amount of consolidation. In addition, it is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suites and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies. In addition to the acquisitions of Dr Solomon's in August 1998, Anyware in July 1998 and TIS and Magic Solutions in April 1998, the Company has consummated a series of significant acquisitions since 1994, including the combination with Network General in December 1997, the acquisitions of PGP and Helix in December 1997, Cinco Networks, Inc. in August 1997, 3DV Technology, Inc. in March 1997, FSA Corporation of Canada in August 1996, Vycor Corporation in February 1996, Saber Software Corporation, Inc. in August 1995 and ProTools, Inc. in January 1994. In addition, since 1995 the Company has acquired a number of its international distributors, including distributors in Australia, Brazil, Finland, Japan, South Africa and The Netherlands and is currently investigating acquisitions of additional foreign distributors. Past acquisitions have consisted of, and future acquisitions will likely include, acquisitions of businesses, interests in businesses and assets of businesses. Any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash or, if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders, and could result in the incurrence of significant acquisition related charges to earnings. Acquisitions by the Company may result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known at the time of acquisition, which could have a material adverse effect on the Company. Furthermore, there can be no assurance that any products acquired in connection with any such acquisition will gain acceptance in the Company's markets or that the Company will obtain the anticipated or desired benefits of such transactions.

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

The Company has in the past experienced delays in software development, and there can be no assurance that the Company will not experience delays in connection with its current or future product development activities. Complex software products such as those offered by the Company may contain undetected errors or version compatibility issues, particularly when first introduced or when new versions are released, resulting in loss of or delay in market acceptance. For example, the Company experienced compatibility issues in connection with its recent NetShield upgrade, and the Company's anti-virus software products have in the past falsely detected viruses that did not actually exist. See "- Risk of False Detection of Viruses." Delays and difficulties associated with new product introductions, performance or enhancements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's long-term success will depend on its ability on a timely and cost effective basis to develop upgrades and updates to its existing product offerings, to modify and enhance acquired products, and to introduce new products which meet the needs of current and potential customers. Future upgrades and updates may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. The Company believes that the ability to provide these upgrades and updates to users frequently and at a low cost is a key to success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently in order for the products to avoid obsolescence. Failure to release such upgrades and updates on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in these efforts. In addition, future changes in Windows 95, Windows NT, NetWare or other popular operating systems may result in compatibility problems with the Company's products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of future versions of operating systems would result in a delay or a reduction in the demand for the Company's future products and product versions which are designed to operate with such future versions of operating systems. The Company's failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Emergence of Network Management and Network Security Markets. The markets for the Company's network management and network security products are evolving, and their growth depends upon broader market acceptance of network management and network security software, including help desk software. Although the number of LAN-attached personal computers ("PCs") has increased dramatically, the network management and network security markets continue to be emerging markets and there can be no assurance that such markets will continue to develop or that further market development will be rapid enough to benefit the Company significantly. In addition, there are a number of potential approaches to network management and network security, including the incorporation of management and security tools into network operating systems. Therefore, even if network management and network security tools gain broader market acceptance, there can be no assurance that the Company's products will be chosen by organizations which acquire network management and network security tools. Furthermore, to the extent that either the network management or network security market does continue to develop, the Company expects that competition will increase. See "- Competition" and "- Risk of Inclusion of Network Security and Management Functionality in Hardware and Other Software."

Competition. The markets for the Company's products are intensely competitive and the Company expects competition to increase in the near-term. The Company believes that the principal competitive factors affecting the markets for its products include performance, functionality, quality, customer support, breadth of product line, frequency of upgrades and updates, integration of products, manageability of products, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of the Company's anti-virus software products compete include the number and types of viruses detected, the speed at which the products run and ease of use. Certain of the Company's competitors have been in the network management market longer than the Company, and other competitors, such as Symantec Corporation ("Symantec"), Intel Corporation ("Intel"), Seagate Technology, Inc. ("Seagate") and Hewlett-Packard Company ("HP"), are larger and have greater name recognition than the Company. The Company will also need to develop name recognition for its new name, "Network Associates." In addition, certain larger competitors such as Intel, Microsoft and Novell, Inc. ("Novell") have established relationships with hardware vendors related to their other product lines. These relationships may provide them with a competitive advantage in penetrating the OEM market with their network security and management products. As is the case in many segments of the software industry, the Company has been encountering, and expects to further encounter, increasing competition. This increased competition is due in part to the Company's recent increased size and visibility. Increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which events would materially adversely affect the Company's business, financial condition and results of operations. In addition, competitive pressures may make it difficult for the Company to maintain or exceed its growth rate.

Although there is a trend toward consolidation in the network security and management market, the market is currently highly fragmented with products offered by many vendors. The Company's principal competitor is the Peter Norton Group of Symantec in the network security market and Intel's LanDesk in the network management market. The Company's other competitors include Computer Associates/Cheyenne Software, IBM, Seagate and Trend Micro, Inc., as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. In the encryption portion of the security market, the Company's principal competitors are Security Dynamics Technologies, Inc., Cylink Corporation, Entrust Technologies and VeriSign, Inc. The Company's principal competitors in the help desk market are Remedy Corporation and Software Artistry (recently acquired by Tivoli Systems/IBM). The Company's principal competitor in the software-based network fault and performance management market is HP, with other competitors including Azure Technologies Incorporated, Concord Communications, DeskTalk Systems, Kaspia Systems, Shomiti Systems, Inc. and Wandel & Goltermann, Inc. The Company also faces competition in the security market from Cisco, Security Dynamics Technologies, Inc., Checkpoint Software and other vendors in the encryption/firewall market. In addition, the Company faces competition from large and established software companies such as Microsoft, Intel, Novell and HP which offer network management products as enhancements to their network operating systems. As the network management market develops, the Company may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. In addition, to the extent that the Company is successful in developing its Net Tools suite of products designed around a centralized management and administration console for the Windows NT platform, the Company will likely compete with large computer systems management companies such as Tivoli Systems (TME) and Computer Associates (Unicenter). There can be no assurance that the Company will continue to compete effectively against existing and potential competitors, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not in the future decide to compete more directly with the Company by utilizing electronic software distribution.

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

Need to Develop Enterprise and National Accounts Sales Force and Security Products Sales Force; Risks Related to Direct Sales Force. In connection with its recent acquisitions and as part of its evolving strategy of offering product suites under the Net Tools umbrella, the Company has recently reorganized its direct sales force into three tiers. The first tier focuses on the sale of the full product suite under the Net Tools umbrella to enterprise and national account customers. The second tier consists of four separate sales groups focused on the sale of the individual product suites (i.e., McAfee Total Virus Defense; PGP Total Network Security; Sniffer Total Network Visibility; or McAfee Total Service Desk) to the departmental level. The third tier consists of four separate outbound corporate telesales forces who actively market the Company's individual product suites to customers with less than 1,000 nodes. The Company historically has not had a large enterprise or national accounts sales force and only recently developed a direct sales group focused on these larger accounts. In addition, the Company has not historically had a separate sales force focused on the sale of its suite of security products (many of which were only recently acquired and are currently being engineered into a common suite). To succeed in the direct sales channel for the enterprise and national accounts market and for the sale of its various product suites, (including its security product suite), the Company will be required to build a significant direct sales organization and will be required to attract and retain qualified personnel, which personnel will require continuous training about, and knowledge of, product attributes for the Company's suite of products. The need for continuous product training results, in part, from new developments and enhancements (including those products acquired in the Company's various acquisitions). There can be no assurance that the Company will be successful in building the necessary sales organization or in attracting, retaining or training these individuals. Historically, the Company has sold its products at the departmental level. To succeed in the enterprise and national accounts market will require, among other things, establishing relationships and contacts with senior technology officers at these accounts. There can be no assurance that the Company or its sales force will be successful in these efforts.

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

Use of Indirect Sales Channels; Need to Develop Indirect Sales
Channel for Sniffer and PGP Security Products. The Company markets a significant portion of its products to end-users through distributors, resellers and VARs. The Company's distributors sell other products that are complementary to, or compete with, those of the Company. While the Company encourages its distributors to focus on its products through market and support programs, there can be no assurance that these distributors will not give greater priority to products of other suppliers, including competitors. In addition, to the extent the Company is successful in building its professional services organization, its ability to establish and maintain relationships with distributors, resellers and VARs who market their services along with third party products may be adversely impacted.

The Company does not have an extensive indirect sales channel for its Network Sniffer products or its PGP and TIS security products. To succeed in the indirect sales channel, the Company will be required to build a more extensive network of distributors, resellers and VARs who will support and market these products. These indirect channel participants will require significant training about, and knowledge of, product attributes for these products and the related product suites. There can be no assurance that the Company can successfully establish such an indirect channel on a timely basis or at all or that such a channel, once established, can be maintained.

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

No customer accounted for more than 10% of net revenue during the years ended December 31, 1997, 1996 and 1995. In the quarter ended June 30, 1998, Ingram Micro Devices accounted for 16% of net revenue. No other customers accounted for more than 10% of net revenue during the quarter ended June 30, 1998.

Need to Expand and Develop An Effective Professional Services Organization; Risks Related to Third-Party Professional Services. As computer networks become more complex and as the Company's products become more complex and are more broadly targeted at the enterprise and at mission-critical applications, customers will increasingly require greater professional assistance in the design, installation, configuration, implementation and support of their networks and acquired products. To date, the Company has relied on its limited professional services capabilities and increasingly on outside professional service providers (including its distributors, resellers and system integrators). There can be no assurance that third party service providers can or will continue to be willing to provide adequate levels (both in terms of time and quality) of professional services. Moreover, reliance on these third parties reduces the Company's control over the provision of support services for its products and places a greater burden on these third parties, which, in turn, could delay the Company's recognition of product revenue, could harm the Company's relationships or reputation with such third parties or the end users of its products and could result in decreased future sales of, or prices for, its products.

To more effectively service its customer's evolving needs (including the need for product support), the Company intends to significantly expand and develop its worldwide professional service organization. There can be no assurance that the Company will be successful in its efforts to expand and develop an effective professional services organization. This will require that the Company hire and train additional service professional who must be continually trained and educated to ensure that they possess sufficient technical skills and product knowledge. In particular, the market for qualified professionals is intensely competitive, making hiring and retention difficult. The Company expects significant competition in this market from existing providers of professional services and future entrants. The Company must also properly price its services to attract customers, while maintaining sufficient margins for its services. The Company expects that it will have lower profit margins on its service revenues. The failure to develop an effective professional services organization could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks Associated with Failure to Manage Growth. The Company's growth internally and through its numerous acquisitions has placed, and any further expansion would continue to place, a significant strain on its limited personnel, management and other resources. In the future, the Company's ability to manage any growth, particularly with the anticipated expansion of the Company's international business, growth in indirect channel business and increased focus on the enterprise and mission critical applications, will require it to attract, train, motivate and manage new employees successfully, to effectively integrate new employees into its operations, provide adequate levels of product support and to continue to improve its operational, financial, management and information systems and controls. The failure to effectively manage any further growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Network Associates has changed its legal name to "Networks
Associates, Inc." and has begun conducting business as "Network Associates." Two companies, (Network Associates, Inc. in Kansas ("NAI-Kansas"); and Network Associates, Inc. in Oregon ("NAI-Oregon")) and Ronald L. Meyers ("Meyers"), a California resident doing business as The Network Associates, have made unresolved claims (including various trademark claims) or demands with respect to Network Associates' use of the name Network Associates. On March 26, 1998, Network Associates commenced a declaratory judgement action in the United States District Court, Northern District of California against all three of the above-cited claimants. Network Associates seeks a declaration that its use of the NETWORK ASSOCIATES title does not violate the federal, state or common law rights of any of the defendants. Defendants NAI-Oregon and NAI-Kansas have since been granted extensions of time in which to respond to the Complaint; defendant Meyers has not yet been served. NAI Kansas has moved to dismiss the claims against it for lack of personal jurisdiction.

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

Risks Related to International Revenue and Activities. In 1997, 1996 and 1995, net revenue from international licenses represented approximately 28%, 24% and 25%, respectively, of the Company's net revenue. In the quarter ended June 30, 1998, net revenue from international licenses represented approximately 31% of the Company's net revenue. Historically, the Company has relied primarily upon independent agents and distributors to market its products internationally. The Company expects that international revenues will continue to account for a significant percentage of net revenue, with that percentage increasing as a result of the recent Dr Solomon's acquisition. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, the Company has engaged in various financial risk management activities. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with financial risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances (such as the current economic turbulence in Asia), political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products. There are a number of additional risks related to the export of the Company's encryption products. See "- Risks Relating to Cryptography Technology."

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

Risk of Sabotage. Given the Company's high profile in the security software market, the Company has been a target of computer "hackers" who have, among other things, created viruses to sabotage its products or otherwise attack the Company's products. While to date these efforts have been discovered quickly and their adverse impact has been limited, there can be no assurance that similar viruses or efforts will not be created or replicated in the future, that they will not cause damage to users' computer systems and that demand for the Company's software products will not suffer as a result. In addition, since the Company does not control diskette duplication by distributors or its independent agents, there can be no assurance that diskettes containing the Company's software will not be infected with viruses.

Risk of False Detection of Viruses and of Actual or Perceived
Security Breaches. The Company's anti-virus software products have in the past and may at times in the future falsely detect viruses that do not actually exist. Such "false alarms," while typical in the industry, may impair the perceived reliability of the Company's products and may therefore adversely impact market acceptance of the Company's products. In addition, the Company has in the past been subject to litigation claiming damages related to a false alarm, and there can be no assurance that similar claims will not be made in the future. Similarly, while a well-publicized actual or perceived breach of network or computer security could trigger a heightened awareness of computer abuse (resulting in a potential increase in demand for security products), an actual or perceived breach of network or computer security at one of the Company's customers, regardless of whether such breach is attributable to the Company's products, could adversely affect the market's perception of such products.

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

Certain of the Company's PGP and TIS network security products are dependent on the use of public key cryptography technology, which depends in part on the application of certain mathematical principles known as "factoring." The security afforded by public key cryptography technology is predicated on the assumption that the factoring of the composite of large prime numbers is difficult. Should an easy factoring method be developed, then the security afforded by encryption products utilizing public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of the Company's existing products and services obsolete or unmarketable. There can be no assurance that such developments will not occur. Moreover, even if no breakthroughs in factoring or other methods of attacking cryptographic systems are made, factoring problems can theoretically be solved by computer systems significantly faster and more powerful than those presently available. If such improved techniques for attacking cryptographic systems are ever developed, it could have a material adverse effect on the Company's business, operating results and financial condition.

Product Liability. The Company's security and network management software products are used to protect and manage computer systems and networks that may be critical to organizations and, as a result, the sale and support of these products by the Company may entail the risk of product liability and related claims. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in these license agreements may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses. A product liability claim brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence upon Key Personnel. The success of the Company will depend to a significant extent upon a number of key technical and management employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, Company employees are generally not otherwise subject to employment agreements or to noncompetition covenants. The loss of the services of any key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain life insurance policies on its key employees. The ability of the Company to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. Competition for such personnel is intense and is expected to remain so for the foreseeable future. There can be no assurance the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires, and failure of the Company to retain and grow its key employee population could adversely affect the Company's business and operating results. In April, 1998, Messers. Leslie Denend, David Carver and John Stringer resigned from their positions as executive officers of the Company. Mr. Denend will remain a director of the Company. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Customer Purchase Decisions; Potentially Longer Sales and
Implementation Cycles for Certain Products Suites. The products offered by the Company may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often considered discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. Any such cancellation or delay could adversely affect the Company's results of operations. In addition, as the Company proceeds with its strategy of selling product suites under the Net Tools umbrella (particularly to larger enterprise and national accounts), its sales cycle is likely to lengthen. Such sales may involve a lengthy education process and a significant technical evaluation and commitment of capital and other resources and may be subject to the risk of delays associated with customers' internal budget and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. Because of the potentially lengthy sales cycle and the potentially large size of such orders, if orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, the Company's operating results for that quarter could be materially adversely affected. See "-Variability of Quarterly Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks of Doing Business with the U.S. Government. As a result of its recent acquisition of TIS, the Company expects that, in the near term, a meaningful portion of its revenues will result from existing and future research and development contracts with agencies of the U.S. government. Network Associates believes that the awarding to it of future government contracts will in part be dependent upon the continued favorable reaction of government agencies to the Company's research, development and consulting capabilities. There can be no assurance that Network Associates will be able to procure additional government contracts. Minimum fee awards for government contracts are usually 3% to 7% of the contract costs, but may be as low as 1% of the contracts costs, and the contracts are subject to cancellation for the convenience of the governmental agencies. Although the Company has been awarded contract fees of more than 1% in the past and there have been no terminations of its government contracts in the past, there can be no assurance that minimum fee awards or cancellations will not occur in the future. Reductions or delays in federal funds available for projects the Company is performing could also have an adverse impact on its government business. Contracts involving the U.S. government are also subject to the risks of disallowance of costs upon audit, changes in government procurement policies, the necessity to participate in competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of such parties to perform under their contracts. Any of the foregoing events could have a material adverse effect on the Company's financial condition or results of operations.

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its current products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant and the Company may acquire third-party equipment and software products that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The business, operating results and financial condition of the Company's customers could be adversely affected to the extent that they utilize third-party software products which are not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

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






















































                         NETWORKS ASSOCIATES, INC.

                         FORM 10-Q, June 30, 1998

PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

Information with respect to this item is incorporated by reference to
Note 6 of the Notes to the Consolidated Financial Statements included herein on page 8 of this Report on Form 10-Q.

Item 2.  Changes in Securities

On June 29, 1998, the Company acquired CSB Consulenza Software di
Base S.r.l. ("CSB"). In connection therewith, the Company issued an aggregate of 9,815 shares of Company Common Stock to the shareholders of CSB. The transaction was exempt from registration requirements of
Section 5 of the Securities Act pursuant to Section 4(2) thereof and Regulation S promulgated thereunder. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding the Company. In addition, the offer and sale of such securities by the Company occurred outside of the United States.

On May 15, 1998, the Company acquired Secure Networks, Inc.
("Secure"). In connection therewith, the Company issued an aggregate of 567,000 shares of Company Common Stock to the shareholders of Secure. The transaction was exempt from registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) thereof and Regulation S promulgated thereunder. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding the Company.

On March 30, 1998, the Company acquired (subject to right of repurchase) a percentage interest in Nordic Lantools AB ("Nordic AB"). In connection therewith, the Company issued an aggregate of 3,063 shares of Company Common Stock to the shareholders of Nordic AB. The transaction was exempt from registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) thereof and Regulation S promulgated thereunder. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding the Company. In addition, the offer and sale of such securities by the Company occurred outside of the United States.

On February 27, 1998, the Company acquired Nordic Lantools OY
("Nordic OY"). In connection therewith, the Company issued an aggregate of 27,445 shares of Company Common Stock to the shareholders of Nordic OY. The transaction was exempt from registration requirements of
Section 5 of the Securities Act pursuant to Section 4(2) thereof and Regulation S promulgated thereunder. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding the Company. In addition, the offer and sale of such securities by the Company occurred outside of the United States.

On February 26, 1998, the Company acquired Syscon (Proprietary)
Limited ("Syscon"). In connection therewith, the Company issued an aggregate of 1,230 shares of Company Common Stock to the shareholders of Syscon. The transaction was exempt from registration requirements of
Section 5 of the Securities Act pursuant to Section 4(2) thereof and Regulation S promulgated thereunder. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding the Company. In addition, the offer and sale of such securities by the Company occurred outside of the United States.


Item 4.  Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Stockholders of the Company on May 29, 1998, the following matters were acted upon by the stockholders of the Company:

1. The election of William L. Larson as the sole Class III director of the Company to hold office for a three-year term, until a successor is elected and qualified:

Shares in Favor            62,488,800
Shares Withheld               687,514

2. The approval of an amendment to the Company's 1997 Stock Incentive Plan, to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 3,000,000 shares (after giving effect to the Company's recent 3-for-2 Common Stock split):

Shares in Favor            43,524,911
Shares Against             19,527,645
Shares Abstained              123,758
No Vote                             0

3. The approval of an amendment to the Company's 1994 Employee Stock Purchase Plan (as amended on January 20, 1997), to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 1,500,000 shares (after giving effect to the Company's recent 3-for-2 Common Stock split):

Shares in Favor            61,545,112
Shares Against              1,508,856
Shares Abstained              122,346
No Vote                             0

4. The ratification of the appointment of PriceWaterhouseCoopers L.L.P. (formerly Coopers & Lybrand L.L.P.) as the independent accountants of the Company for the fiscal year ending December 31, 1998:

Shares in Favor            63,044,360
Shares Against                 51,759
Shares Abstained               80,195
No Vote                             0

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 71,790,355 and 63,176,314 shares were represented in person or by proxy. Unless otherwise noted above, share numbers provided in this Item 4. Do not reflect the effect of the Company's recent 3-for-2 Common Stock Split.

Item 6. Exhibits and Reports on Form 8-K:

(a) The Company filed the following reports on Form 8-K:

In a report on Form 8-K filed with the Commission on June 16, 1998, the Company reported the agreement as to the terms of a proposed acquisition of Dr Solomon's Group PLC, a corporation duly organized and existing under the laws of England and Wales. The Company filed an amended Report on Form 8-K on July 1, 1998, which included certain exhibits in connection with such proposed acquisition.

In a report on Form 8-K filed with the Commission on April 28, 1998, the Company reported the closing and principal terms of the acquisition of Trusted Information Systems, Inc., a Delaware Corporation, which acquisition was consummated on April 28, 1998.

In a report on Form 8-K filed with the Commission on April 3, 1998, the Company reported the closing and the principal terms of the acquisition of Magic Solutions International, Inc., a Delaware Corporation, which acquisition was consummated on April 1, 1998.

(b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                            NETWORKS ASSOCIATES, INC.

                            FORM 10-Q, June 30, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NETWORKS ASSOCIATES, INC.


                                       /s/  PRABHAT K. GOYAL
                                       Name:   Prabhat K. Goyal
                                       Title:  Vice President
                                               Administration,
                                               Chief Financial Officer
                                               and Secretary

Date: August 14, 1998

                            NETWORKS ASSOCIATES, INC.

                             Form 10-Q, June 30, 1998

                                   EXHIBIT INDEX

EXHIBIT NO.                        EXHIBIT TITLE
----------- ------------------------------------------------------------
   2.1 Agreement and Plan of Reorganization, dated as of October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)

   2.2      Combination Agreement dated August 16, 1996 among the
            Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)

   2.3 Stock Exchange Agreement dated January 13, 1996 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)

   2.4 Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
            Acquisition Corp.(4)

   2.5 Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)

   2.6 Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)

   2.7 Agreement and Plan of Reorganization by and among the Company, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman, Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)

   2.8 Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)

   2.9 Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)

  2.10 Stock Purchase Agreement, dated as of May 8, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)

   3.1 Second Restated Certificate of Incorporation of Networks Associates, Inc., as amended on December 1, 1997.(6)

   3.2      Restated Bylaws of Networks Associates, Inc.(6)

   3.3 Certificate of Designation of Series A Preferred Stock of Networks Associates, Inc.(9)

   4.2 Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)

   4.5 Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)

   4.6 Registration Rights Agreement, dated as of February 13, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated.(10)

   4.7 Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of
            California, N.A., as Trustee.(10)

  4.10 Registration Rights Agreement dated May 8, 1998, by and between the Registrant and the stockholders of Secure Networks, Inc.(8)

  4.11 Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB Consulenza Software di Base S.r.l. ("CSB").(11)

  4.12 Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware Seguridad Informatica S.A.(11)

  10.1 Standard Business Lease (Net) for Network General's principal facility dated June 19, 1991, between Network General and Menlo Oaks Partners, L.P.(12)

  10.2      First Amendment to Lease dated June 10, 1992, between
            Network General and Menlo Parks Partners, L.P.(12)

  10.3 Standard Business Lease (Net) for Network General's principal facility dated March 11, 1992, between Network General and Menlo Oaks Partners L.P.(13)

  10.4      First Amendment to Lease dated June 18, 1992, between
            Network General and Menlo Oaks Partners, L.P.(12)

  10.5 Lease dated March 31, 1992, between Network General and Equitable Life Assurance Society of the United States.(12)

  10.6 Second Amendment to Lease dated February 1, 1995, between Network General and Menlo Oaks Partners, L.P.(13)

  10.7 Third amendment to Lease dated February 1, 1995 between Network General and Menlo Oaks Partners L.P.(13)

  10.8      Fourth Amendment to Lease dated May 31, 1995, between
            Network General and Menlo Oaks Partners, L.P.(14)

  10.9      Fifth Amendment to Lease dated June 13, 1995, between
            Network General and Menlo Oaks Partners, L.P.(14)

  10.10     Lease dated July 3, 1996 between Network General and
            Campbell Avenue Associates.(15)

  10.11 Sixth Amendment to Lease dated November 29, 1996, between Network General and Menlo Oaks Partners, L.P.(15)

  10.12 Sublease Agreement for facility at 2805 Bowers Avenue, Santa Clara, California, dated as of February 20, 1997, by and between McAfee Associates, Inc. and National Semiconductor Corporation.(16)

  10.13 Lease Agreement dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)

  10.14 Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and Networks Associates,
            Inc.(4)

  10.15 Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., Networks Associates, Inc. and Birk S. McCandless, LLC.(4)

  10.16     Lease dated November 22, 1996 by and between Birk S.
            McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)

  10.17 Quota Purchase Assignment Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comericio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comericio De Informatica Ltda.(17)

  10.18*    1997 Stock Incentive Plan.(17)

  10.19*    Stock Option Plan for Outside Directors.(18)

  10.20* Change in control agreement between the Company and Dennis Cline dated April 14, 1995.(17)

  10.21* Change in control agreement between the Company and Peter Watkins dated May 1, 1995.(17)

  10.22*    Change in control agreement between the Company and William
            S. Larson dated April 14, 1995.(17)

  10.23*    Change in control agreement between the Company and Prabhat
            K. Goyal.(19)

  10.27* Change in control agreement between the Company and Zach Nelson, dated May 12, 1998.(20)

  27.1      Financial Data Sheet

----------------

(1)  Incorporated by reference from the Registrant's Registration
     Statement on Form S-4 filed with the Commission on October 31, 1997.

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3) Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)  Incorporated by reference from the Registrant's Registration
     Statement on Form S-3, filed with the Commission on February 12, 1998.

(5) Incorporated by reference to the Report on Form 8-K of the Registrant as filed with the Commission on December 11, 1997.

(6) Incorporated by reference to the Report on Form S-4 of the Registrant as filed with the Commission on March 25, 1998.

(7) Incorporated by reference to Exhibits 2.1, 2.2 and 2.3 of the Report on Form 8-K of the Registrant as filed with the Commission on April 2, 1998.

(8)  Incorporated by reference from the Registrant's Registration
     Statement on Form S-3 filed with the Commission on April 2, 1998.

(9) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1997.

(10) Incorporated by reference from the Registrant's Registration
     Statement on Form S-3 filed with the Commission on May 6, 1998.

(11) Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Commission on August 5, 1998.

(12) Incorporated by reference from the Network General Corporation's Report on Form 10-K for the year ended March 31, 1992. Network General's filings with the Commission were made under File Number 0-17431.

(13) Incorporated by reference from the Network General Corporation's Report on Form 10-Q for the quarter ended December 31, 1994.
     Network General's filings with the Commission were made under File Number 0-17431.

(14) Incorporated by reference from the Network General Corp.oration's Report on Form 10-Q for the quarter ended June 30, 1995. Network General's filings with the Commission were made under File Number 0-17431.

(15) Incorporated by reference from the Network General Corporation's Report on Form 10-Q for the quarter ended June 30, 1996. Network General's filings with the Commission were made under File Number 0-17431.

(16) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997.

(17) Incorporated by reference from the Registrant's Registration
     Statement on Form S-4 filed with the Commission on July 31, 1995.

(18) Incorporated by reference from the Registrant's Registration
     Statement on Form S-8 filed with the Commission on December 2, 1997.

(19) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(20) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.


 * Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.