Form 10-Q
period 1998-09-30
NETWORKS ASSOCIATES INC/
filed 1998-11-13
CIK 890801

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                           YES  [X]          NO  [ ]

    135,090,442 shares of the registrant's common stock, $0.01 par value, were outstanding as of October 31, 1998.

================================================================================

                           NETWORKS ASSOCIATES, INC.

                           FORM 10-Q, SEPTEMBER 30, 1998

                            ------------------------

                                    CONTENTS

                                   ITEM NUMBER
                                    --------



                  PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
            Condensed Consolidated Balance Sheets:
               September 30, 1998 and December 31, 1997................
            Condensed Consolidated Statements of Operations:
               Three and nine months ended September 30, 1998 and 1997.
            Condensed Consolidated Statements of Cash Flows:
               Nine months ended September 30, 1998 and 1997...........
            Notes to Condensed Consolidated Financial
               Statements..............................................

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................

                    PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings.............................................

ITEM 2.  Changes in Securities.........................................

ITEM 5.  Other Information.............................................

ITEM 6.  Exhibits and Reports om Form 8-K..............................

SIGNATURES.............................................................
EXHIBIT INDEX..........................................................

                           NETWORKS ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     September 30, December 31,
                                                     1998          1997
                                                     -----------   -----------
                                                     (unaudited)   (unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents.........................   $360,729      $155,391
  Marketable securities.............................    133,098       151,042
  Accounts receivable, net of allowances for
   doubtful accounts and returns of $7,842 and
   $5,107 at September 30, 1998 and December 31, 1997   225,232       163,779
  Prepaid expenses, taxes and other.................     59,324        35,789
                                                     -----------   -----------
        Total current assets........................    778,383       506,001
Marketable securities...............................    146,804       109,184
Fixed assets, net...................................     64,513        46,845
Deferred taxes......................................     93,471        46,262
Intangibles and other assets........................    100,330        45,128
                                                     -----------   -----------
        Total assets................................ $1,183,501      $753,420
                                                     ===========   ===========
                    LIABILITIES
Current liabilities:
  Accounts payable..................................     34,333        24,920
  Accrued liabilities...............................    184,876       164,377
  Deferred taxes....................................     41,704           --
  Deferred revenue..................................    125,794       108,718
  Long-term debt, current portion...................      3,540           153
                                                     -----------   -----------
        Total current liabilities...................    390,247       298,168
  Deferred taxes, less current portion..............     20,969         2,117
  Deferred revenue, less current portion............     56,656        18,393
  Long-term debt and other liabilities..............    363,420         2,353
                                                     -----------   -----------
        Total liabilities...........................    831,292       321,031
                                                     -----------   -----------
                  STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized:
  5,000,000 shares                                         --            --
Common stock, $.01 par value; authorized:
  350,000,000 shares; issued and outstanding:
  134,378,883 shares at September 30, 1998 and
  127,292,918 shares at December 31, 1997...........      1,344         1,273
Additional paid-in capital..........................    450,866       331,800
Retained earnings...................................   (100,001)       99,316
                                                     -----------   -----------
        Total stockholders' equity..................    352,209       432,389
                                                     -----------   -----------
        Total liabilities and stockholders' equity.. $1,183,501      $753,420
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

                           NETWORKS ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                    --------------------- ---------------------
                                    1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
Net revenue.......................   $242,444   $182,041   $699,850   $518,468

Operating costs and expenses:
  Cost of net revenue.............     44,556     32,600    132,245     93,174
  Research and development........     33,077     25,920     95,202     72,190
  Marketing and sales.............     66,007     52,076    198,677    149,524
  General and administrative......     16,022     20,201     53,557     57,412
  Amortization of intangibles.....      3,392      1,013      9,932      4,359
  Acquisition and other related
    costs.........................    188,862     23,688    339,772     43,192
                                    ---------- ---------- ---------- ----------
     Total operating costs and
       expenses...................    351,916    155,498    829,385    419,851
                                    ---------- ---------- ---------- ----------
     Income (loss) from
       operations.................   (109,472)    26,543   (129,535)    98,617
Interest and other income and
  expense, net....................      4,099      6,356     13,689     15,769
                                    ---------- ---------- ---------- ----------
     Income (loss) before
       provision for income taxes.   (105,373)    32,899   (115,846)   114,386
Provision for income taxes........     26,710     21,423     77,241     59,460
                                    ---------- ---------- ---------- ----------
     Net income (loss)............  ($132,083)   $11,476  ($193,087)   $54,926
                                    ========== ========== ========== ==========

Net income (loss) per share --
  basic...........................     ($0.99)     $0.09     ($1.47)     $0.44
                                    ========== ========== ========== ==========
Shares used in per share
  calculation -- basic............    133,531    125,339    131,428    124,367
                                    ========== ========== ========== ==========

Net income (loss) per share --
  diluted.........................     ($0.99)     $0.09     ($1.47)     $0.42
                                    ========== ========== ========== ==========
Shares used in per share
  calculation -- diluted..........    133,531    130,675    131,428    130,668
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

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Nine Months Ended
                                                                September 30,
                                                         -----------------------
                                                         1998        1997
                                                         ----------- -----------
Cash flows from operating activities:
Net income (loss)........................................ ($193,087)    $54,926
Adjustments to reconcile net income to net cash provided
  from operating activities:
     Acquired in-process research and development........   219,229      43,192
     Depreciation and amortization.......................    35,333      21,704
     Write down of owned property........................     1,177         --
     Interest on convertible notes.......................    11,055         --
     Unrealized gain (loss) on investments...............     2,252      (1,947)
     Deferred taxes......................................    17,023      (3,653)
     Changes in assets and liabilities:
       Accounts receivable...............................   (66,541)    (40,390)
       Prepaid expenses, taxes and other.................   (16,167)      8,895
       Accounts payable and accrued liabilities..........     4,817      10,457
       Deferred revenue..................................    52,168      30,370
       Other.............................................      (541)       (197)
                                                         ----------- -----------
          Net cash provided by operating activities......    66,718     123,357
                                                         ----------- -----------
Cash flows from investing activities:
  Purchases of investment securities, net................   (18,437)    (23,576)
  Additions to fixed assets..............................   (42,206)    (33,217)
  Acquisition of CyberMedia. ............................  (120,691)        --
  Acquisition of Magic Solutions.........................  (136,843)        --
  Acquisition of Compusul................................       --       (2,709)
  Acquisition of 3DV Technology, Inc. ...................       --      (20,000)
  Acquisition of Secure Networks, Inc. ..................     8,497         --
  Acquisition of Cinco................ ..................       --      (25,079)
  Other .................................................     2,580        (922)
                                                         ----------- -----------
          Net cash used in investing activities..........  (307,100)   (105,503)
                                                         ----------- -----------
Cash flows from financing activities:
  Effect of exchange rate fluctuations...................    (3,827)     (1,333)
  Issuance of common stock...............................     2,248         --
  Proceeds from borrowing under line of credit...........      --           990
  Repayments of notes payable............................      (186)       (117)
  Sale of convertible debentures.........................   337,624         --
  Stock option exercises.................................    84,244      35,262
  Tax benefit from exercise of nonqualified stock options    25,154      35,128
  Exercise of warrans....................................       463         --
  Repurchase of common stock.............................      --       (39,738)
                                                         ----------- -----------
          Net cash provided by financing activities......   445,720      30,192
                                                         ----------- -----------
Net increase in cash and cash equivalents................   205,338      48,046
Cash and cash equivalents at beginning of period.........   155,391     155,665
                                                         ----------- -----------
Cash and cash equivalents at end of period...............   360,729     203,711
                                                         =========== ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



1. Basis of Presentation:

On April 28, 1998, and August 13, 1998, the Company completed the acquisitions of Trusted Information Systems ("TIS") and Dr. Solomon's Group PLC ("Dr Solomon's"), respectively. Both acquisitions were accounted for under the pooling of interests method of accounting. Financial data of the Company has been restated to reflect the acquisition of TIS as if it had occurred on January 1, 1997 and the acquisition of Dr Solomon's as if had occurred on January 1, 1995.

The unaudited consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year or for any future periods.

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

In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected prior to adoption of any resulting final amendments related to the deferred provisions of SOP 97-2. Because of the uncertainties related to the outcome of these proceedings, the impact, if any, on future financial results of the Company is not currently determinable. Adoption of the remaining provisions of SOP 97-2, as amended, did not have a material impact on revenue recognition during the first three quarters of 1998.

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

In July 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report certain information about operating segments, including certain information about their products, services, the geographic areas in which they operate and their major customers. This statement supersedes FASB Statements Nos. 14, 18, 24 and 30. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. The Company is evaluating the requirements of SFAS 133, but does not expect this pronouncement to materially impact the Company's results of operations.

3. NET INCOME PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share calculations is provided as follows (in thousands, except per share amounts):

                                      Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                    --------------------- ---------------------
                                    1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
Numerator -- basic
Net income (loss).................  ($132,083)   $11,476  ($193,087)   $54,926
                                    ========== ========== ========== ==========

Numerator -- diluted
Net income (loss).................  ($132,083)   $11,476  ($193,087)   $54,926
Interest on convertible
  debentures, net of tax..........        --         --         --         --
                                    ---------- ---------- ---------- ----------
Net income (loss) available
  to common stockholders..........  ($132,083)   $11,476  ($193,087)   $54,926
                                    ========== ========== ========== ==========

Denominator -- basic
Basic weighted average common
  shares outstanding..............    133,531    125,339    131,428    124,367
                                    ========== ========== ========== ==========
Denominator -- diluted
Basic weighted average common
  shares outstanding..............    133,531    125,339    131,428    124,367
Effect of dilutive securities:
Common stock options..............        --       5,336        --       6,301
                                    ---------- ---------- ---------- ----------
Diluted weighted average shares...    133,531    130,675    131,428    130,668
                                    ========== ========== ========== ==========

Net income (loss) per share --
  basic...........................     ($0.99)     $0.09     ($1.47)     $0.44
                                    ========== ========== ========== ==========
Net income (loss) per share --
  diluted.........................     ($0.99)     $0.09     ($1.47)     $0.42
                                    ========== ========== ========== ==========


4. Acquisitions

CyberMedia, Inc.

On September 9, 1998, the Company obtained control of CyberMedia,
Inc. ("CyberMedia"), a provider of desktop utility software solutions, when CyberMedia's stockholder's tendered approximately 97% of the outstanding shares to the Company for $9.50 per share in cash. On September 10, 1998, a subsidiary of the Company merged into CyberMedia in a transaction in which CyberMedia shares not tendered were converted into the right to receive the same per share cash price paid in the tender offer. Total cash paid to stockholders was $131.0 million. The transaction was accounted for as a purchase transaction. The total purchase price including transaction costs and assumed net liabilities was approximately $160.9 million. Of this amount, $122.2 million was allocated to in-process research and development. In addition, $12.2 million was allocated to existing technology and other intangibles and $26.5 million to goodwill, to be amortized over 3 and 7 years, respectively. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. This analysis resulted in $122.2 million being assigned to in-process research and development projects which had not yet reached technological feasibility and did not have alternative future use. Pro forma results of operations have not been presented as CyberMedia's historical operations are not material.

Dr Solomon's Group PLC

On August 13, 1998, the Company acquired Dr Solomon's Group PLC ("Dr Solomon's"), (the "Acquisition"), a European-based publicly-held provider of anti-virus software products for approximately 15.3 million shares of the Company's Common Stock (including 1.7 million shares held in trust pending the exercise of certain outstanding and fully vested Dr Solomon's options). In the Acquisition, each outstanding ordinary share of Dr Solomon's was exchanged for 0.27625 shares of Common Stock of the Company. The Company assumed all outstanding options to acquire Dr Solomon's ordinary shares.

The Acquisition was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of Dr Solomon's for all periods presented. Financial statements for the years ended December 31, 1997, 1996 and 1995, reflect the combination of the statements of operations of the Company for the years ended December 31, 1997, 1996 and 1995 and the aggregation of the unaudited quarterly statements of operations of Dr Solomon's for the years ended November 31, 1997, 1996 and 1995. Restated financial statements for the nine months ended September 30, 1998 reflect the statements of operations of the Company for the nine months ended September 30, 1998 and the statements of operations of Dr Solomon's for the six months ended May 31, 1998 and the three months ended September 30, 1998. Revenue and net loss of Dr Solomon's for the month ended June 30, 1998 were $7.3 million and $3.8 million, respectively. The results of operations for the nine months ended September 30, 1997 reflect the results of operations of the Company for the nine months ended September 30, 1997 and the results of operations of Dr Solomon's for the nine months ended August 30, 1997.

Separate and combined results of operations for the periods prior to the merger are as follows (in thousands, except per share data):



                                                                Six Months Ended
                                    Year Ended December 31,             June 30,
                              -------------------------------  -------------------
                                 1997      1996       1995       1998      1997
                              ---------- --------- ----------  --------- ---------
Revenues:
  Networks Associates......... $647,859  $421,794   $278,910   $408,786  $301,260
  Dr Solomon's................   79,370    44,275     23,335     48,620    35,167
                              ---------- --------- ----------  --------- ---------
  Combined.................... $727,229  $466,069   $302,245   $457,406  $336,427
                              ========== ========= ==========  ========= =========

Net income (loss):
  Networks Associates......... ($36,919)  $64,110    $42,341   ($65,321)  $39,772
  Dr Solomon's................        4   (56,736)       862      4,317     3,678
                              ---------- --------- ----------  --------- ---------
  Combined.................... ($36,915)   $7,374    $43,203   ($61,004)  $43,450
                              ========== ========= ==========  ========= =========

Net income (loss) per share --
  diluted:
  Networks Associates.........   ($0.34)    $0.59      $0.41     ($0.57)    $0.34
                              ========== ========= ==========  ========= =========
  Dr Solomon's................    $0.00    ($6.34)     $0.10      $0.28     $0.24
                              ========== ========= ==========  ========= =========
  Combined....................   ($0.30)    $0.06      $0.39     ($0.47)    $0.33
                              ========== ========= ==========  ========= =========

Other Acquisitions

On August 31, 1998, the Company acquired QA Information Security Holding AB ("QA"). The consideration payable in the acquisition was 305,557 shares of the Company's Common Stock in a transaction accounted for as a pooling of interests. QA, based in Sweden, is a distributor of network security products. On July 30, 1998, the Company acquired Anyware Seguridad Informatica S.A. ("Anyware"). The aggregate consideration payable in the acquisition was 228,204 shares of the Company's Common Stock in a transaction accounted for as a pooling of interests. Anyware, based in Madrid, Spain, is a developer and distributor of anti-virus software products. The effect of these acquisitions was not material.

In connection with the acquisitions of Dr Solomon's, CyberMedia, TIS, Magic Solutions and Secure Networks, Inc. ("Secure"), the Company incurred direct transaction costs of approximately $35 million consisting of fees for investment bankers, attorneys, accountants, financial printing and other related charges. $20 million of these costs were charged to operations in the three months ended September 30, 1998. In connection with the acquisitions of Dr Solomon's, CyberMedia, QA, TIS, Anyware, Magic Solutions and Secure, the Company incurred restructuring charges of approximately $86 million. Of these charges, approximately $39 million related to severance costs for terminated employees and $47 million related to closure and elimination of duplicate facilities and the write-off of impaired long-lived assets.
Of these costs, $21 million and $27 million, respectively, were charged to operations in the three months ended September 30, 1998. In addition, $122 million and $97 million were expensed as acquired in-process technology in connection with the acquisitions of CyberMedia in the three months ended September 30, 1998 and Magic Solutions in the three months ended June 30, 1998, respectively. In the nine months ended September 30, 1997, the Company wrote off $19.5 million and $23.7 million of acquired in-process technology in connection with the acquisitions of 3DV and Cinco, respectively.

5. Litigation

In December 1997, the Company changed its legal name to "Networks Associates, Inc." and has since been conducting business as "Network Associates." Network Associates, Inc. in Oregon ("NAI-Oregon") and Ronald L. Myers ("Myers"), a California resident doing business as The Network Associates, have made unresolved claims (including various trademark claims) or demands with respect to the Company's use of the name Network Associates. On March 26, 1998, the Company commenced a declaratory judgement action in the United States District Court, Northern District of California against the above-cited claimants. The Company seeks a declaration that its use of the Network Associates title does not violate the federal, state or common law rights of any of the defendants. Defendant NAI-Oregon has not yet answered the complaint; defendant Myers has not yet been served.

On April 24, 1997, the Company was served by Symantec Corporation ("Symantec") with a suit filed in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair competition by the Company. Symantec alleges that the Company's computer software program called "PC Medic" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's complaint sought injunctive relief and unspecified money damages. On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to the Company's "VirusScan" product. Symantec sought injunctive relief and unspecified money damages. On October 6, 1997, the Court issued an order granting Symantec's motion to amend its complaint and enjoining the Company from shipping any product containing either an approximately 30-line routine found in CrashGuard or an approximately 100-line routine found in a Symantec DLL. The Court's order expressly stated that "the court is not enjoining the sale or distribution of [McAfee's] current product." On December 19, 1997, the Court denied Symantec's motion to enjoin sale or distribution of the Company's current PC Medic product. On April 1, 1998, Symantec filed an amended complaint including additional allegations of trade secret misappropriation, unfair competition, interference with economic advantage and contractual relations and violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), in connection with the alleged use by Company employees of a proprietary Symantec customer database. On June 9, 1998, the Court dismissed Symantec's RICO claims without prejudice and dismissed Symantec's unfair competition claims relating to alleged use of source code with prejudice. On June 15, 1998, the Court entered a stipulated preliminary injunction prohibiting the Company from making use of any Symantec customer list data. On September 4, 1998, Symantec's time for amending its complaint expired; Symantec did not re-file its RICO claims. On October 8, 1998, the Court granted partial summary judgment in the Company's favor dismissing with prejudice Symantec's claims for interference with economic and contractual relations, Symantec's trade secret claims relating to alleged misappropriation of source code and portions of Symantec's copyright claims.

In September 1998, the Company acquired CyberMedia. On October 22, the Court consolidated the above case for purposes of trial with an action originally brought on February 4, 1998 by CyberMedia against Symantec (described below) and the action brought by Symantec against the Company on September 4, 1998 (described below). There is currently no trial date set for the consolidated case. The Court will hold a status conference on the matter on November 19, 1998.

On September 4, 1998, Symantec filed suit in United States District Court for the Northern District of California, San Jose Division, against the Company, alleging copyright infringement, unfair competition, and trade secret misappropriation. Symantec alleges that an unidentified Company employee copied and transported to the Company certain proprietary Symantec files, including files containing Norton Antivirus software. Symantec also alleges that another unidentified Company employee located in Canada copied and transported to the Company certain other unidentified files containing Symantec confidential information. Symantec has not yet served the Company in this case.

On May 13, 1997, Trend Micro, Inc. ("Trend") filed suit in United
States District Court for the Northern District of California against both the Company and Symantec. Trend alleges that the Company's "WebShield" and "GroupShield" products infringe a Trend patent, which was issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, the Company filed its answer denying any infringement. The Company also filed counterclaims against Trend alleging unfair competition, false advertising, trade libel, and interference with prospective economic advantage. On September 19, 1997, Symantec filed a motion to sever Trend's action against the Company from its action against Symantec. The Company did not oppose Symantec's motion to sever, other than to recommend a joint hearing on patent claim interpretation. On December 19, 1997, the Court granted Symantec's motion to sever and adopted the Company's recommendation regarding a joint hearing on patent claim interpretation. As a result of the Court's decision, Trend's actions against the Company and Symantec were to proceed separately. Symantec has since settled out of the lawsuit. The Court held a patent claim interpretation hearing on September 1, 1998. The Court has not yet issued a ruling on claim interpretation. At a case management conference held on October 2, 1998, the Court set a new trial date of November 8, 1999. In addition, Trend filed a supplemental complaint on October 5, 1998, adding the Gauntlet product to the products accused of infringing Trend's patent.

On September 15, 1997, the Company was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that the Company's VirusScan product infringes a Hilgraeve patent, which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The case is in discovery. Discovery is presently scheduled to be completed by January
1999.   A trial date has been set for June 1999.

On July 30, 1998, CyberMedia,  the Company and certain of
CyberMedia's officers and directors were named as defendants in a purported class action entitled Schneider v. Patil, et al., No. 16565NC (Del. Ch.). The complaint, in a subsequent amendment, alleges that the individual defendants breached their fiduciary duties by failing to obtain an adequate price for CyberMedia in the Network Associates/CyberMedia transaction. The complaint also alleged that the relevant merger documents failed to disclose material information. The complaint sought injunctive relief. As of the date of this Form 10-Q, it appears plaintiffs will not pursue this action.

On August 10, 1998, CyberMedia and two of its officers were named as defendants in a purported securities class action entitled Daugherty v. CyberMedia, Inc. et al., No. BC195733 (Los Angeles Cty. Superior Ct.). The complaint alleges that defendants violated California state securities laws and common law by artificially deflating the price of CyberMedia stock to the detriment of a purported class of investors who sold CyberMedia stock between March 13, 1998 and July 28, 1998. The complaint does not specify damages. Defendants filed a demurrer to the complaint on September 25, 1998. The hearing on the demurrer is scheduled for December 8, 1998. Defendants also have filed a motion to stay discovery pending resolution of the demurrer and class certification. The motion to stay discovery is scheduled to be heard on December 8, 1998.

On September 14, 1998, CyberMedia and certain of its former officers and directors were named as defendants in a consolidated amended securities class action complaint filed in the United States District Court for the Central District of California. The consolidated amended complaint consolidated the following previously filed cases: Ong v. CyberMedia, Inc., et al., No. 98-1811 CBM (Ex), filed on March 12, 1998, St. John v. CyberMedia, Inc., et al., No. 98-2085 MRP (SHx), filed on March 24, 1998, Zier v. CyberMedia, Inc., et al., No. 98-2210 CM (MCx), filed on March 26, 1998, Liu v. CyberMedia, Inc., et al., No. 98-2617, filed on April 8, 1998, Kerr, et al. v. CyberMedia, Inc., et al., No. 98-3104 RJK (Anx), filed on April 23, 1998, and Barker v. CyberMedia, Inc., et al., No. SA CV98-401 AHS (ANx), filed on May 6, 1998. The consolidated amended complaint alleges that the defendants violated federal securities laws by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 12, 1998. The consolidated amended complaint does not specify damages. In light of ongoing settlement negotiations, the parties have entered into a stipulation extending defendants' time to file a responsive pleading to and including November 16, 1998.

CyberMedia and certain of its former officers and directors were named as defendants in three securities class action lawsuits filed in the Superior Court of Los Angeles County. Such complaints have been ordered consolidated, although a consolidated amended complaint has not yet been filed. The consolidated complaints include: Brown v. CyberMedia, Inc., et al., No. B C187898, filed on March 19, 1998, Smith
v. CyberMedia, Inc., et al. No. B C188527, filed on March 31, 1998, and Stockwell v. CyberMedia, Inc., et al., No. B C189020, filed on April 8, 1998. The complaints allege that defendants violated California state securities laws and common law by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 13, 1998. The complaints do not specify damages. There is currently no schedule for the filing of a consolidated amended complaint.

On February 4, 1998, CyberMedia filed a lawsuit against Symantec in United States District Court for the Northern District of California. Also named as defendants in the complaint are ZebraSoft, Inc. ("ZebraSoft") and three individual officers and directors of ZebraSoft. The complaint alleges that the defendants violated federal copyright laws and misappropriated CyberMedia's trade secrets in developing and distributing a computer software program, known as Norton Uninstall Deluxe, that is competitive with CyberMedia's UnInstaller program. The complaint seeks money damages and injunctive relief against the defendants.

Although the Company intends to defend itself vigorously against the claims asserted against it (and its subsidiary CyberMedia) in the foregoing actions or matters, there can be no assurance that such pending litigation will not have a material adverse effect on the Company's business, financial condition or operating results. The litigation process is subject to inherent uncertainties and no assurance can be given that the Company will prevail in any such matters, or will be able to obtain licenses, on commercially reasonable terms, or at all, under any patents or other intellectual property rights that may be held valid or infringed by the Company or its products. Uncertainties inherent in the litigation process involve, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to the Company.

6. Subsequent Events

 On October 19, 1998, pursuant to a Preferred Shares Rights Agreement between the Company and BankBoston, N.A. as Rights Agent, the Board of Directors of the Company announced that it had declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's Common Stock. Each right will entitle stockholders to buy one-one thousandth of a share of the Company's Series B Participating Preferred Stock at an exercise price of $200.00. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock of the Company. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock. The dividend distribution was made on November 3, 1998, payable to the stockholders of record on November 3, 1998. The Rights will expire on October 20, 2008.

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

Overview

The Company is a leading developer and provider of network security and management software products. The Company has historically derived a significant majority of its revenues from the licensing of its flagship McAfee anti-virus products and Sniffer network fault and performance management products. The Company is currently focusing its efforts on broadening its revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. The Company has organized its products into four product suites - McAfee Total Virus Defense and PGP Total Network Security (together comprising "Net Tools Secure") and Sniffer Total Network Visibility and McAfee Total Service Desk (together comprising "Net Tools Manager"). These four product suites together form an integrated solution called "Net Tools".

The following table depicts the Company's product suites:

                                   NET TOOLS

                    NET TOOLS SECURE                                                    NET TOOLS MANAGER
---------------------------------------------------------------  ------------------------------------------------------------------
     MCAFEE TOTAL VIRUS              PGP TOTAL NETWORK                   SNIFFER TOTAL NETWORK              MCAFEE TOTAL SERVICE
       DEFENSE (TVD)                   SECURITY (TNS)                      VISIBILITY (TNV)                     DESK (TSD)
----------------------------  ---------------------------------  ------------------------------------  ----------------------------
-- Total Virus Defense Suite  - Total Network Security Suite     - Total Network Visibility Suite      - Total Service Desk Suite
-- GroupShield Security Suite - PGP Enterprise Security Suite    - Sniffer Portable Analysis Suite     - McAfee Help Desk Suite
                              - Gauntlet Active Firewall Suite   - Sniffer Distributed Analysis Suite  - Zero Administration Client
                              - CyberCop Intrusion Protection    - Sniffer Service Desk Suite            Suite
                                 Suite                                                                 - Self Service Desk Suite
                                                                                                       - Support Magic SQL Suite


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

Many of the Company's network security and management products, including its industry-leading network security products for anti-virus protection and Sniffer software-based fault and performance solutions for managing computer networks, are also available as stand-alone products or as part of smaller product suites. The Company is also a leader in electronic software distribution, which is the principal means by which it markets its products and one of the principal ways it distributes its software products to its customers. The Company generally utilizes a two-year licensing model for its products to corporate clients. The Company also markets as a subset of its products to retail customers; McAfee Office combines ten PC diagnostic and utility tools into one integrated software package.

The Company's results of operations can fluctuate significantly on a quarterly basis. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, distributor inventory levels and return rates, Company inventory levels, product upgrades or updates released by the Company or its competitors, changes in product prices, the impact of competitive pricing or products, timely availability and acceptance of new products, changes in product mix, changes in the market for anti-virus or network management software, inclusion of network security or management software functionality in system software, failure to manage growth and/or potential acquisitions, seasonality, changes in customer budgets related to information technology spending, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Historically, renewals have accounted for a significant portion of the Company's net revenue. More recently, the Company has adopted a strategy of up-selling existing licenses to higher level product suites. There can be no assurance that the Company will be able to sustain current renewal and/or up-selling rates in the future. In addition, revenue generated through distribution channels tends to be non-linear and this may cause the Company's revenue to fluctuate in the future. The Company's results for any given period should not be relied upon as indicative of future performance. See "Risk Factors - Variability of Quarterly Operating Results."

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in the Company's statements of operations for the three months and nine months ended September 30, 1998 and 1997:

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in the Company's statements of operations for the three and nine months ended September 30, 1998 and 1997:

                                      Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                    --------------------- ---------------------

                                    ---------- ---------- ---------- ----------
Net revenue.......................      100.0%     100.0%     100.0%     100.0%

Operating costs and expenses:
  Cost of net revenue.............       18.4%      17.9%      18.9%      18.0%
  Research and development........       13.6%      14.2%      13.6%      13.9%
  Marketing and sales.............       27.2%      28.6%      28.4%      28.8%
  General and administrative......        6.7%      11.1%       7.7%      11.2%
  Amortization of intangibles.....        1.4%       0.6%       1.4%       0.8%
  Acquisition and other related
    costs.........................       77.9%      13.0%      48.5%       8.3%
                                    ---------- ---------- ---------- ----------
     Total operating costs and
       expenses...................      145.2%      85.4%     118.5%      81.0%
                                    ---------- ---------- ---------- ----------
     Income (loss) from
       operations.................      -45.2%      14.6%     -18.5%      19.0%
Interest and other income and
  expense, net....................        1.7%       3.5%       1.9%       3.1%
                                    ---------- ---------- ---------- ----------
     Income (loss) before
       provision for income taxes.      -43.5%      18.1%     -16.6%      22.1%
Provision for income taxes........       11.0%      11.8%      11.0%      11.5%
                                    ---------- ---------- ---------- ----------
     Net income (loss)............      -54.5%       6.3%     -27.6%      10.6%
                                    ========== ========== ========== ==========

Net Revenue. Net revenue includes product revenues, revenues from software support, maintenance contracts, education and consulting services as well as revenues from those warranty, customer support and maintenance contracts which are deferred and recognized over the related service period. Net revenue was $242.4 million in the three months ended September 30, 1998, an increase of 33% from $182.0 million in the three months ended September 30, 1997. In the nine months ended September 30, 1998, net revenue was $699.9 million, an increase of 35% from $518.5 million in the same period in 1997. The increase in net revenues is due to an increase in the breadth of product offerings largely due to the expansion of both the Net Tools Secure and Net Tools

Manager product suites, and an increase in brand recognition, resulting in the growth of the installed customer base and the resulting renewal of maintenance contracts.

Although the Company has had significant growth in net revenue and net income (before acquisition and other related charges), the Company's historic growth rate will be difficult to sustain or exceed.* The Company has experienced increased price competition for its products and the Company expects competition to increase in the near-term, which may result in reduced average selling prices for the Company's products.* Due to these and factors such as a maturing anti-virus market and an increasingly higher base from which to grow, the historic revenue growth rate will be difficult to sustain or increase.* To the extent these trends continue, the Company's results of operations could be materially adversely affected. Historically, renewals have accounted for a significant portion of the Company's net revenue. More recently, the Company has adopted a strategy of up-selling existing licenses to higher level product suites. There can be no assurance that the Company will be able to sustain current renewal and/or up-selling rates for its products in the future.* Risks related to the Company's change in business strategies, including its newly introduced suite pricing model, two-year licensing model for the Company's Sniffer products and a software only version of the Company's Sniffer products, as well as up-selling and cross-selling new product suites to existing TNV and VirusScan customers, could also cause fluctuations in the Company's operating results and could make comparisons with historic operating results and balances difficult.* To more effectively service its customer's evolving needs, the Company also intends to significantly expand and develop its worldwide professional service organization.* The Company expects that it will have lower profit margins on its service
revenues relative to licensing revenues.*   In addition, to the extent
that companies incur costs related to Y2K issues, they may reassign budgets away from capital spending and the Company's products, which could have a material adverse impact on the Company's revenue or revenue growth in the future. See "Risk Factors - Variability of Quarterly Operating Results," "- Risks Related to Certain Business Strategies" and "- Need to Expand and Develop An Effective Professional Services Organization; Risks Related to Third-Party Professional Services".

International revenue accounted for approximately 34% of net revenue for the three months ended September 30, 1998 and 1997. The percentage of international net revenue was 34% and 33%, respectively for the nine
month periods ended September 30, 1998 and 1997.   The increase in
international net revenue as a percentage of net revenue between the nine month periods ended September 30, 1998 and 1997 was due primarily to increased acceptance of the Company's products in international markets and the continued investment in international operations, including the recent acquisition of Dr Solomon's. The Company expects that international revenue will continue to account for a significant percentage of net revenue.* The Company also expects that a significant portion of such international revenue will be denominated in local currencies.* To reduce the impact of foreign currency fluctuations, the Company engages in financial risk management activities. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on the Company's future international revenue. In addition, there can be no assurance that the macroeconomic issues currently being experienced in Asia will not spread to Europe, the U.S. or Latin America, and/or have a material adverse impact on the Company's revenue or revenue growth in the future. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.* There are a number of additional risks related to the export outside of the United States of the Company's PGP and TIS security products.

Cost of Revenue. Cost of revenue is comprised of cost of product revenue and cost of services and support revenue. Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting and education services. Cost of revenue was $44.6 million in the three months ended September 30, 1998, an increase of 37% from $32.6 million in the three months ended September 30, 1997. For the nine months ended September 30, 1998, cost of revenue was $132.2 million, an increase of 42% from $93.2 million in the same period in 1997. These increases are due to an increase in net revenue (particularly product revenues) as well as the continued investment in the professional services organization. To the extent that the product mix fluctuates from quarter to quarter, the cost of revenue will increase or decrease accordingly.

The Company continues to expand its professional services organization which is expected to cause the cost of services and support revenue to increase in absolute dollars and may cause such expenses as a percentage of net revenue to increase.* To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue will increase and, accordingly, gross margins will decrease.* In addition, to the extent that the Company increases retail distribution (including through the recent CyberMedia acquisition), it will experience greater media, manual and packaging costs and may encounter problems related to product returns and limited shelf space availability.*

Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's development and technical support staff. Research and development expenses were $33.1 million in the three months ended September 30, 1998, an increase of 28% from $25.9 million in the three months ended September 30, 1997. In the nine months ended September 30, 1998 research and development expenses were $95.2 million, an increase of 32% from $72.2 million in the same period in 1997. These increases were primarily a result of the general expansion of the Company's product development and technical support staff. As a percentage of net revenue, research and development expenses decreased to 13.6% in the three months ended September 30, 1998 from 14.2% in the three months ended September 30, 1997 and decreased to 13.6% in the nine months ended September 30, 1998 from 13.9% in the nine months ended September 30, 1997. The Company anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

The Company believes that its ability to maintain its competitiveness will depend in large part upon its ability to enhance existing products and develop new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.*

Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses were $66.0 million in the three months ended September 30, 1998, an increase of 27% from $52.1 million in the three months ended September 30, 1997. In the nine months ended September 30, 1998 marketing and sales expenses were $198.7 million, an increase of 33% from $149.5 million for the same period in 1997. This increase was primarily the result of an increase in advertising and promotional activities required to support increased sales volumes and expanding product lines. As a percentage of net revenue, marketing and sales expense was 27.2% and 28.6% in the three month periods ended September 30, 1998 and 1997 and 28.4% and 28.8% in the nine month periods ended September 30, 1998 and 1997. The decrease, period over period is due to the consolidation of staffing both domestically and internationally, including eliminating duplicate staff arising from the acquisition of Dr Solomon's. The Company is continuing to build brand identity under its new corporate name, which is expected to contribute to a further increase in marketing and sales expenses in absolute dollars, and which may cause expenses to fluctuate as a percentage of net revenue.*

General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs were $16.0 million in the three months ended September 30, 1998, a decrease of 21% from $20.2 million in the three months ended September 30, 1997. In the nine months ended September 30, 1998 general and administrative costs were $53.6 million, a decrease of 7% from $57.4 million for the same period in 1997. The decrease is a result of the continued consolidation of staffing both domestically and internationally, including elimination of duplicate staff arising from the acquisition of Dr Solomon's. As a percentage of net revenue, general and administrative expenses were 6.7% and 11.1% in the three months periods ended September 30, 1998 and 1997 and 7.7% and 11.2% in the nine month periods ended September 30, 1998 and 1997. The decrease as a percentage of net revenue is also due in part to the significant increase in net revenue. To the extent that the Company makes future investments in its worldwide general and administrative infrastructure, general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of net revenue.*

Amortization of Intangibles. The Company expensed $3.4 million and
$1.0 million of amortization related to intangibles in the three months ended September 30, 1998 and 1997, respectively and $9.9 million and $4.4 million in the nine months ended September 30, 1998 and 1997, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. The increases are due to the acquisitions of Pretty Good Privacy, Inc. ("PGP"), Magic Solutions, Inc. ("Magic Solutions") and CyberMedia, as well as the acquisitions of the Virex and NetOctopus products by Dr Solomon's.

Acquisition and Other Related Costs.   In connection with the
acquisitions of Dr Solomon's, CyberMedia, TIS, Magic Solutions and Secure, the Company incurred direct transaction costs of approximately $35 million consisting of fees for investment bankers, attorneys, accountants, financial printing and other related charges. $20 million of these costs were charged to operations in the three months ended September 30, 1998. In connection with the acquisitions of Dr Solomon's, CyberMedia, QA, TIS, Anyware, Magic Solutions and Secure Networks, Inc. ("Secure"), the Company incurred restructuring charges of approximately $86 million. Of these charges, approximately $39 million related to severance costs for terminated employees and $47 million related to closure and elimination of duplicate facilities and the write-off of impaired long-lived assets. $21million and $27 million, respectively, of these costs were charged to operations in the three months ended September 30, 1998. In addition, $122 million and $97 million were expensed as acquired in-process technology in connection with the acquisitions of CyberMedia in the three months ended September 30, 1998 and Magic Solutions in the three months ended June 30, 1998, respectively. In the nine months ended September 30, 1997, the Company wrote off $19.5 million and $23.7 million of acquired in-process technology in connection with the acquisitions of 3DV and Cinco, respectively.

Interest and Other Income and Expense, Net. Interest and other income and expense decreased to $4.1 million in the three months ended September 30, 1998 from $6.4 million in the three months ended September 30, 1997. Interest and other income and expense decreased from $13.7 million in the nine months ended September 30, 1998 from $15.8 million in the nine months ended September 30, 1997. The decrease from quarter to quarter was primarily due to the increase of interest expense to $4.2 million in the three months ended September 30, 1998 from zero in the three months ended September 30, 1997, primarily as a result of the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures"), issued in February 1998, partially offset by increased interest income from the increased funds invested.

Provision for Income Taxes. The Company's effective tax rate was 32% and 38% for the three month periods ended September 30, 1998 and 1997, respectively, and 34% and 38% for the nine month periods ended September 30, 1998 and 1997, respectively. The reduction in the effective tax rate is the result of the implementation of various domestic and international tax strategies.

Liquidity and Capital Resources

At September 30, 1998, the Company had $360.7 million in cash and cash equivalents and $279.9 million in marketable securities, for a combined total of $640.6 million.

Net cash provided by operating activities was $66.7 million and $123.4 million in the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities in the nine months ended September 30, 1998, consisted primarily of net income before acquisition costs and depreciation and amortization, plus increases in deferred revenue, deferred taxes and accounts payable and accrued liabilities which were offset primarily by an increase in accounts receivable and prepaid and other assets. In the nine months ended September 30, 1997, net cash provided by operating activities consisted primarily of net income before acquisition costs and depreciation and amortization, plus increases in deferred revenue, accounts payable and accrued liabilities and prepaid and other assets, offset primarily by increases in accounts receivable and deferred taxes.

The Company expects that its accounts receivable balances as a percentage of sales will increase in the foreseeable future due to various factors, including its recent acquisitions of companies with longer payment cycles (particularly its acquisitions of Dr Solomon's and CyberMedia) and its increased emphasis on international sales, typically having longer payment terms.* In addition, the longer payment cycles associated with licensing enterprise-wide network security and management product suites and with licensing products through indirect channels, such as systems integrators and VARs, are also expected to contribute to an increase in the Company's receivables balances.* Lastly, development of a two-year licensing model for the Company's Sniffer products, which as compared to product sales typically results in lower current revenue and a corresponding increase in deferred revenue, is expected to result in an increase in accounts receivable balances as a percentage of sales.* To address the increased level of the Company's accounts receivables and to improve cash flow, the Company continuously evaluates available options, including actions to encourage earlier payment of receivables and receivable sales.* To the extent the Company's receivable balances increase, the Company will be subject to increased general credit risks with respect thereto.* There can be no assurance that the Company will be successful in mitigating the impact which such increased receivable levels may have on its financial conditions and operating results.

Net cash used in investing activities was $307.1 million in the nine months ended September 30, 1998 consisting primarily of the purchase of marketable securities, additions to fixed assets and the acquisition of Magic Solutions and CyberMedia. Net cash used in investing activities was $105.5 million in the nine months ended September 30, 1997, primarily reflecting the acquisitions of Compusul, 3DV Technology and Cinco, purchases of marketable securities and additions to fixed assets.

Net cash provided by financing activities was $445.7 million in the nine months ended September 30, 1998, consisting primarily of net proceeds from the issuance of the Debentures, and the proceeds and tax benefits associated with the exercise of non-qualified stock options. Net cash provided by financing activities was $30.2 million in the nine months ended September 30, 1997, consisting primarily of the proceeds and tax benefits associated with the exercise of non-qualified stock options partially offset by the repurchase of common stock under the Network General stock repurchase program.

The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.*

Financial Risk Management

 As a result of the continued expansion of the Company's business in Europe, the Company expects to see an increase over time in exposures related to nonfunctional currency denominated sales in several European currencies.* Currently, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. The success of this activity depends upon forecasts of transaction activity denominated in various currencies, primarily the Canadian dollar, Australian dollar and certain European currencies.* To the extent that these forecasts are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.*

Year 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" or "Y2K" requirements.

The Company has established a corporate-wide program to address the Y2K issue. This program encompasses commercial product, internal systems and technology, supplier and business partner and facilities and life safety compliance. The project is comprised of identification of risks, assessment of risks, development of remediation or contingency plans and implementation and testing.

Based on the assessments to date, all products currently under development and the majority of products released are Y2K compliant. For any released products which are not Y2K compliant, the Company is working with its customers to provide migration paths for those products. The Company's internal systems and technology are relatively new and as a result the majority are already Y2K compliant. The Company is in the process of upgrading systems and technology that are not currently Y2K compliant, and expects to have this process completed by the third quarter of 1999. In addition, the Company is working with its suppliers and business partners to identify at what stage they are at in the process of identifying and addressing the Y2K issue and to assess the resulting risks and develop appropriate contingency plans. The Company will continue to perform compliance reviews and tests to ensure compliance on an ongoing basis. In connection with the resolution of Y2K issues, the Company has not to date incurred material costs and does not anticipate that such costs will be material in the future.

Although the Company has established and commenced its program to address Y2K issues, the failure of the Company's current or prior products to operate properly with regard to the Year 2000 requirements could (i) cause the Company to incur unanticipated expenses to remedy any problems, (ii) cause a reduction in sales and (iii) expose the Company to related litigation by its customers, each of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company and third parties with whom it conducts business may utilize equipment or software that may not be Y2K compliant. Failure of the Company's or any such third party software to operate properly with regard to the Year 2000 requirements could cause, among other things, the Company or any such third party to incur unanticipated expenses or efforts to remedy any problems, which could have a material adverse effect on its or their respective business, operation results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Y2K issues as companies expend significant resources to evaluate and to correct their equipment or software for Y2K compliance and as they simultaneously evaluate the preparedness of the third parties with whom they deal. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 19 for a discussion of certain factors that could affect future performance.

RISK FACTORS

The following risk factors should be considered in conjunction with the information in this Report on Form 10-Q.

Variability of Quarterly Operating Results. The Company's results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company's future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, distributor inventory levels and return rates, Company inventory levels, the introduction of new products, product upgrades or updates by the Company or its competitors, changes in product mix, changes in product prices and pricing models, seasonality, changes in customer budgets related to information technology spending, trends in the computer industry, general economic conditions (such as the recent economic turbulence in Asia), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. The operating results of many software companies reflect seasonal trends, and the Company's business, financial condition and results of operations may be affected by such trends in the future. Such trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market. In addition, there can be no assurance that the macroeconomic issues currently being experienced in Asia will not spread to Europe, the U.S. or Latin America, and/or have a material adverse impact on the Company's revenue or revenue growth in the future. Further, to the extent that companies incur costs related to Y2K issues, they may reassign budgets away from capital spending and the Company's products, which could have a material adverse impact on the Company's revenue or revenue growth in the future.

Although the Company has experienced significant growth in net revenue and net income (before acquisition and other related costs) in absolute terms, the Company has experienced increased price competition for its products and the Company expects competition to increase in the near-term, which may result in reduced average selling prices for the Company's products. Due to these and other factors (such as a maturing anti-virus market and an increasingly higher base from which to grow), the Company's historic revenue growth rate will be difficult to sustain or increase. To the extent these trends continue, the Company's results of operations could be materially adversely affected. Historically, renewals have accounted for a significant portion of the Company's net revenue. More recently, the Company has adopted a strategy of up-selling existing licenses to higher level product suites. There can be no assurance that the Company will be able to sustain current renewal and/or up-selling rates for its products in the future. Risks related to the Company's recent change in business strategies could also cause fluctuations in operating results and could make comparisons with historic operating results and balances difficult or not meaningful. See "- Risks Related to Certain Business Strategies."

The timing and amount of the Company's revenues are subject to a number of factors that make estimating operating results prior to the end of a quarter uncertain. The Company does not expect to maintain a significant level of backlog and, as a result, product revenues in any quarter will be dependent on contracts entered into or orders booked and shipped in that quarter. During the nine months ended September 30, 1998 and the year ended December 31, 1997, the Company generally experienced a trend toward higher order receipt, and therefore a higher percentage of revenue shipments, toward the end of the last month of a quarter, which makes predicting revenues more difficult. The timing of closing larger orders increases the risks of quarter-to-quarter fluctuation. To the extent that the Company is successful in licensing larger product suites under the Net Tools umbrella (particularly to large enterprise and national accounts), the size of its orders and the length of its sales cycle are likely to increase. If orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, the Company's operating results for that quarter could be materially adversely affected. See "Potentially Longer Sales and Implementation Cycles for Certain Products."

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

Risks Associated with Recent Acquisitions. In addition to risks described under "- Risks Associated with Acquisitions Generally," the Company faces significant risks associated with its recent acquisitions (including the acquisitions of Dr Solomon's, CyberMedia, Secure, TIS, Magic Solutions, Network General, PGP and Helix Software Company ("Helix")). There can be no assurance that the Company will realize the desired benefits of these transactions. In order to successfully integrate these companies, the Company must, among other things, continue to attract and retain key management and other personnel; integrate, both from an engineering and a sales and marketing perspective, the acquired products (including Dr Solomon's anti-virus products, TIS' firewall products, Magic Solutions' helpdesk products, Network General's Sniffer and CyberCop products, PGP's encryption products and CyberMedia and Helix's utilities products) into its suite of product offerings; integrate and develop a cohesive focused direct and indirect sales force for its product offerings; consolidate duplicate facilities; implement standardized accounting and reporting systems and develop name recognition for its new name. The diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the integration process, could have a material adverse effect on the Company's business, financial condition and results of operations. See "- Need to Develop Enterprise and Major Accounts Sales Expertise and Security Products Sales Expertise; Risks Related to Direct Sales Force" and "- Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and TIS and PGP Security Products."

During 1997, the Company incurred significant non-recurring charges associated with the Network General combination and the acquisitions of PGP and Helix. During the second and third quarters of 1998, the Company incurred additional significant non-recurring charges associated with the acquisitions of TIS, Magic Solutions, Dr Solomon's and CyberMedia. There can be no assurance that the Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with these transactions and with respect to its name change and the marketing of its products under the "Network Associates" name.

Risks Related to Certain Business Strategies. The Company has historically derived a significant majority of its revenues from the licensing of its flagship anti-virus products and Sniffer products. See "- Dependence on Revenue from Flagship Anti-Virus and Sniffer Products." The Company is currently focusing its efforts on broadening its revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. In furtherance of this strategy, the Company recently organized its products into four product suites - McAfee Total Virus Defense, PGP Total Network Security, and Sniffer Total Network Visibility and McAfee Total Virus Defense. These four product suites together form an integrated solution called "Net Tools" which utilizes a new pricing model. There can be no assurance that potential customers (including the installed customer base of acquired companies) will respond favorably to the modified pricing structure and the lack of a favorable response could materially adversely affect the Company's operating results. Although the Company will continue to offer perpetual licenses with annual support and maintenance contracts for its Sniffer products, it is recently developed a licensing model for those products. In addition, in an effort to increase total Sniffer unit sales, the Company has developed software only versions of certain of its Sniffer products. To the extent that customers do license Sniffer products on a two-year basis or license significant amounts of software only Sniffer products, the Company's operating results and financial condition would likely be affected. In the case of licenses, the Company would, among other things, expect an increase in deferred revenues related to the service portion of the two-year Sniffer license that would be capitalized on the Company's balance sheet. In the initial year of the license, the corresponding revenue would be lower than if the license were perpetual. In the case of the software only Sniffer product, for any individual license, the Company would expect lower total revenues and a higher overall gross margin related to the transaction, as the Company would not be selling the corresponding hardware component. Currently, the hardware component has a lower gross margin than the total product gross margin. Furthermore, the increase in license revenue as a percentage of revenue will have a negative impact on the Company's receivable balance as a percentage of sales, due to more revenue being deferred with no impact on the related receivables.

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

As part of the Net Tools concept, the Company is in the process of designing a centralized console from which the various component suites can be operated, administered and maintained utilizing a common look and feel. The Company faces significant engineering challenges related to these efforts. In addition, the Company faces significant engineering and other challenges related to the integration of its various products (such as its recently acquired Dr Solomon's anti-virus products, PGP encryption products, Network General CyberCop product and TIS firewall products) into marketable product. Success of the Company's Net Tools suite strategy will also depend, in part, upon successful development and coordination of the Company's sales force; on successful development of a national accounts sales force and an effective indirect sales channel for the Company's Sniffer and PGP/TIS security products; and on the development and expansion of an effective professional services organization. See "- Risks Associated with Recent Transactions," "- Risks Associated with Acquisitions Generally," "- Need to Develop Enterprise and Major Accounts Sales Expertise and Security Products Sales Expertise; Risks Related to Direct Sales Force," "- Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and TIS and PGP Security Products" and "- Need to Expand and Develop An Effective Professional Services Organization."

The foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

Risks Associated with Acquisitions Generally. The software industry has experienced and is expected to continue to experience a significant amount of consolidation. In addition, it is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suites and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies. In addition to the acquisitions of CyberMedia in September 1998, Dr Solomon's in August 1998 and TIS and Magic Solutions in April 1998, the Company has consummated a series of significant acquisitions since 1994, including the combination with Network General in December 1997, the acquisitions of PGP and Helix in December 1997, Cinco Networks, Inc. in August 1997, 3DV Technology, Inc. in March 1997, FSA Corporation of Canada in August 1996, Vycor Corporation in February 1996, Saber Software Corporation, Inc. in August 1995 and ProTools, Inc. in January 1994. In addition, since 1995 the Company has acquired a number of international distributors, including distributors in Australia, Brazil, Finland, Japan, South Africa, Sweden and The Netherlands and is currently investigating acquisitions of additional foreign distributors. Past acquisitions have consisted of, and future acquisitions will likely include, acquisitions of businesses, interests in businesses and assets of businesses. Any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash or, if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders, and could result in the incurrence of significant acquisition related charges to earnings. Acquisitions by the Company may result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known at the time of acquisition, which could have a material adverse effect on the Company. Furthermore, there can be no assurance that any products acquired in connection with any such acquisition will gain acceptance in the Company's markets or that the Company will obtain the anticipated or desired benefits of such transactions.

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

The Company has in the past experienced delays in software development, and there can be no assurance that the Company will not experience delays in connection with its current or future product development activities. Complex software products such as those offered by the Company may contain undetected errors or version compatibility issues, particularly when first introduced or when new versions are released, resulting in loss of or delay in market acceptance. For example the Company's anti-virus software products have in the past falsely detected viruses that did not actually exist. See "- Risk of False Detection of Viruses." Delays and difficulties associated with new product introductions, performance or enhancements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's long-term success will depend on its ability on a timely and cost effective basis to develop upgrades and updates to its existing product offerings, to modify and enhance acquired products, and to introduce new products which meet the needs of current and potential customers. Future upgrades and updates may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. The Company believes that the ability to provide these upgrades and updates to users frequently and at a low cost is a key to success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently in order for the products to avoid obsolescence. Failure to release such upgrades and updates on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in these efforts. In addition, future changes in Windows 95 and 97, Windows NT, NetWare, the introduction of Windows 2000 or other popular operating systems may result in compatibility problems with the Company's products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of future versions of operating systems would result in a delay or a reduction in the demand for the Company's future products and product versions which are designed to operate with such future versions of operating systems. The Company's failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Revenue from Flagship Anti-Virus and Sniffer Products.
In recent years, the Company has derived a substantial majority of its net revenue from its flagship anti-virus software products and Sniffer network fault and performance management products. These products are expected to continue to account for a significant portion of the Company's net revenue for the foreseeable future. Because of this concentration of revenue, a decline in demand for, or in the prices of, these anti-virus and network management products as a result of competition, technological change, a change in the Company's pricing model for such products, the inclusion of anti-virus or network management and analysis functionality in system hardware or operating system software or other software or otherwise, or a maturation in the respective markets for these products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition. The markets for the Company's products are intensely competitive and the Company expects competition to increase in the near-term. The Company believes that the principal competitive factors affecting the markets for its products include performance, functionality, quality, customer support, breadth of product line, frequency of upgrades and updates, integration of products, manageability of products, brand name recognition, company reputation and price. Certain of the criteria upon which the performance and quality of the Company's anti-virus software products compete include the number and types of viruses detected, the speed at which the products run and ease of use. Certain of the Company's competitors have been in the network management market longer than the Company, and other competitors, such as Symantec Corporation ("Symantec"), Intel Corporation ("Intel") and Hewlett-Packard Company ("HP"), are larger and/or have greater name recognition than the Company. The Company will also need to develop name recognition for its new name, "Network Associates." In addition, certain larger competitors such as Intel, Microsoft and Novell, Inc. ("Novell") have established relationships with hardware vendors related to their other product lines. These relationships may provide them with a competitive advantage in penetrating the OEM market with their network security and management products. As is the case in many segments of the software industry, the Company has been encountering, and expects to further encounter, increasing competition. This increased competition is due in part to the Company's recent increased size and visibility. Increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in sustained price reductions but also in a decline in sales volume, which events would materially adversely affect the Company's business, financial condition and results of operations. In addition, competitive pressures may make it difficult for the Company to maintain or exceed its growth rate.

Although there is a trend toward consolidation in the network security and management market, the market is currently highly fragmented with products offered by many vendors. The Company's principal competitor is the Peter Norton Group of Symantec in the network security market and Intel's LanDesk in the network management market. The Company's other competitors include Computer Associates/Cheyenne Software, IBM, Axent Technologies, Inc. and Trend Micro, Inc., as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. In the encryption portion of the security market, the Company's principal competitors are Security Dynamics Technologies, Inc., ISS Group, Inc. and Software Artistry (recently acquired by Tivoli Systems/IBM). The Company's principal competitor in the software-based network fault and performance management market is HP, with other competitors including Azure Technologies Incorporated, Concord Communications, DeskTalk Systems, Kaspia Systems, Shomiti Systems, Inc. and Wandel & Goltermann, Inc. The Company also faces competition in the security market from Cisco, Security Dynamics Technologies, Inc., Checkpoint Software and other vendors in the encryption/firewall market. In addition, the Company faces competition from large and established software companies such as Microsoft, Intel, Novell and HP which offer network management products as enhancements to their network operating systems. As the network management market develops, the Company may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. In addition, to the extent that the Company is successful in developing its Net Tools suite of products designed around a centralized management and administration console for the Windows NT platform, the Company will likely compete with large computer systems management companies such as Tivoli Systems (TME) and Computer Associates (Unicenter). There can be no assurance that the Company will continue to compete effectively against existing and potential competitors, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than the Company. In addition, there can be no assurance that software vendors who currently use traditional distribution methods will not in the future decide to compete more directly with the Company by utilizing electronic software distribution.

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

Need to Develop Enterprise and Major Accounts Sales Expertise and Security Products Sales Expertise; Risks Related to Direct Sales Force. In connection with its recent acquisitions and as part of its evolving strategy of offering product suites under the Net Tools umbrella, the Company has recently reorganized its direct sales force into three tiers. The first tier focuses on the sale of the full product suite under the Net Tools umbrella to enterprise and major account customers. The second tier consists of geographically aligned sales groups focused on the sale of the NetTools and individual product suites (i.e., McAfee Total Virus Defense; PGP Total Network Security; Sniffer Total Network Visibility; or McAfee Total Service Desk) to the departmental level. The third tier consists of outbound corporate telesales forces who actively market the Company's individual product suites to customers with less 2,500 nodes. The Company historically has not had a large enterprise or major accounts sales force and only recently developed a direct sales group focused on these larger accounts. In addition, the Company has not historically had a separate sales force focused on the sale of its suite of security products (many of which were only recently acquired and are currently being engineered into a common suite). To succeed in the direct sales channel for the enterprise and major accounts market and for the sale of its various product suites, (including its security product suite), the Company will be required to build a significant direct sales organization and will be required to attract and retain qualified personnel, which personnel will require continuous training about, and knowledge of, product attributes for the Company's suite of products. The need for continuous product training results, in part, from new developments and enhancements (including those products acquired in the Company's various acquisitions). There can be no assurance that the Company will be successful in building the necessary sales organization or in attracting, retaining or training these individuals. Historically, the Company has sold its products at the departmental level. To succeed in the enterprise and major accounts market will require, among other things, establishing relationships and contacts with senior technology officers at these accounts. There can be no assurance that the Company or its sales force will be successful in these efforts.

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

Use of Indirect Sales Channels; Need to Develop Indirect Sales
Channel for Sniffer and TIS and PGP Security Products. The Company markets a significant portion of its products to end-users through distributors, resellers, system integrators, OEMs and VARs. The Company's distributors sell other products that are complementary to, or compete with, those of the Company. While the Company encourages its distributors to focus on its products through market and support programs, there can be no assurance that these distributors will not give greater priority to products of other suppliers, including competitors. In addition, to the extent the Company is successful in building its professional services organization, its ability to establish and maintain relationships with distributors, resellers, systems integrators, OEMs and VARs who market their services along with third party products may be adversely impacted.

The Company does not have an extensive indirect sales channel for its Network Sniffer products or its PGP and TIS security products. To succeed in the indirect sales channel, the Company will be required to build a more extensive network of distributors, resellers, system integrators, OEMs and VARs who will support and market these products. These indirect channel participants will require significant training about, and knowledge of, product attributes for these products and the related product suites. There can be no assurance that the Company can successfully establish such an indirect channel on a timely basis or at all or that such a channel, once established, can be maintained.

The Company's agreements with its distributors provide for a right of return. This right of return may be triggered by a number of events, including returns to distributors by end users, inaccurate estimates of end user demand by distributors, increased purchases by distributors in response to sales incentives or transitions to new products or versions of products. As a result of this right of return, revenue recognized by the Company upon sales to distributors is subject to a reserve for returns. Returns could exceed reserves as a result of distributors holding excessive Company product inventory. There can be no assurance that current or future reserves established by the Company will be adequate. The Company has historically sold a significant portion of its anti-virus and other products through distributors indirectly into the retail channel. With the acquisitions of Dr Solomon's, CyberMedia and Helix, the amount of products sold into the retail channel has and is expected to continue to increase in absolute dollars, although not as a percentage of net revenue. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from retailers. There can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support, the lack of which could have a material adverse impact on the Company's business, financial condition and results of operations. The Company recently introduced its retail product suites, including McAfee Office, which combines ten PC diagnostic and utility tools into one integrated software package. There can be no assurance that these suites will gain acceptance in the market place and/or that the Company will obtain the anticipated revenues.

No customer accounted for more than 10% of net revenue during the years ended December 31, 1997, 1996 and 1995. In the quarter ended September 30, 1998, Ingram Micro Devices accounted for 17% of net revenue. No other customers accounted for more than 10% of net revenue during the quarter ended September 30, 1998.

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

Given the Company's current size and growth rate, the Company will need to make investments in its general and administrative infrastructure to maintain adequate controls and systems and meet worldwide statutory reporting requirements. Failure to make sufficient investment in the general and administrative infrastructure could have a material adverse effect on the Company's business, financial condition and results of operations.

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

In December 1997, the Company changed its legal name to "Networks Associates, Inc." and has since been conducting business as "Network Associates." Network Associates, Inc. in Oregon ("NAI-Oregon") and Ronald L. Myers ("Myers"), a California resident doing business as The Network Associates, have made unresolved claims (including various trademark claims) or demands with respect to the Company's use of the name Network Associates. On March 26, 1998, the Company commenced a declaratory judgement action in the United States District Court, Northern District of California against the above-cited claimants. The Company seeks a declaration that its use of the Network Associates title does not violate the federal, state or common law rights of any of the defendants. Defendant NAI-Oregon has not yet answered the complaint; defendant Myers has not yet been served.

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

The Company's principal assets are its intellectual property, and the Company competes in an increasingly competitive market. There has been substantial litigation regarding intellectual property rights of technology companies. The Company has in the past been, and currently is, subject to litigation related to its intellectual property. There can be no assurance that there will be no developments arising out of such pending litigation or any other litigation to which the Company is or may become party which could have a material adverse effect on the Company's business, financial condition and results of operation. See
Note 5 to the Notes to the Condensed Consolidated Financial Statements.

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

Risks Related to International Revenue and Activities. In 1997, 1996 and 1995, international net revenue represented 33%, 31% and 31%, respectively, of the Company's net revenue. In the quarter ended September 30, 1998, international net revenue represented approximately 34% of the Company's net revenue. Historically, the Company has relied primarily upon independent agents and distributors to market its products internationally. The Company expects that international revenues will continue to account for a significant percentage of net revenue, with that percentage increasing as a result of the recent Dr Solomon's acquisition. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, the Company has engaged in various financial risk management activities. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with financial risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. In addition, there can be no assurance that the macroeconomic issues currently being experienced in Asia will not spread to Europe, the U.S. or Latin America, and/or have a material adverse impact on the Company's revenue or revenue growth in the future. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products. There are a number of additional risks related to the export of the Company's encryption products. See "- Risks Relating to Cryptography Technology."

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

Risks Relating to Cryptography Technology. Certain of the Company's
PGP and TIS network security products, technology and associated assistance are subject to export restrictions administered by the U.S. Department of State and the U.S. Department of Commerce, which permit the export of encryption products only with the required level of export license. In addition, these U.S. export laws prohibit the export of encryption products to a number of countries deemed hostile by the U.S. government. U.S. export regulations regarding the export of encryption technology require either a transactional export license or the granting of Department of Commerce Commodity jurisdiction. As a result of this regulatory regime, foreign competitors facing less stringent controls on their products may be able to compete more effectively than the Company in the global market. While the Company has obtained approval from the Department of Commerce to export to certain end users, there can be no assurance that the U.S. government will approve pending or future export license requests. Further, there can be no assurance that the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, will not be revised from time to time. Failure to obtain the required licenses or the costs of compliance could have a material adverse effect on the Company's international revenues. See "- Risks Associated with the Export or Import of Technology."

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

Risks Associated with the Export or Import of Technology.  The
Company is a developer and distributor of technologies subject the export or import rules and regulations of the United States government and other foreign jurisdictions. Given the continuous development of new technologies and products, and the evolving worldwide rules and regulations regarding the export or import of high-technology software products, the Company is subject to continued scrutiny and review of the development and distribution of its products. There can be no assurance that the Company will continually be in compliance with the evolving and complex United States and foreign governments import or export laws, and such failure of compliance could result in a material adverse effect on the Company's business, financial condition and results of operations. See "- Risks Relating to Cryptography Technology."

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

Risks of Doing Business with the U.S. Government. As a result of its recent acquisition of TIS, the Company expects that, in the near term, a meaningful portion of its revenues will result from existing and future research and development contracts with agencies of the U.S. government. Network Associates believes that the awarding to it of future government contracts will in part be dependent upon the continued favorable reaction of government agencies to the Company's research, development and consulting capabilities. There can be no assurance that Network Associates will be able to procure additional government contracts. Minimum fee awards for government contracts are usually 3% to 7% of the contract costs, but may be as low as 1% of the contracts costs, and the contracts are subject to cancellation for the convenience of the governmental agencies. Although the Company has been awarded contract fees of more than 1% in the past, there can be no assurance that minimum fee awards will not occur in the future. Reductions or delays in federal funds available for projects the Company is performing could also have an adverse impact on its government business. Contracts involving the U.S. government are also subject to the risks of disallowance of costs upon audit, changes in government procurement policies, the necessity to participate in competitive bidding, de-funding of government contracts and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of such parties to perform under their contracts. Any of the foregoing events could have a material adverse effect on the Company's financial condition or results of operations.

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" or "Y2K" requirements.

The Company has established a corporate-wide program to address the Y2K issue. This program encompasses commercial product, internal systems and technology, supplier and business partner and facilities and life safety compliance. The project is comprised of identification of risks, assessment of risks, development of remediation or contingency plans and implementation and testing.

Based on the assessments to date, all products currently under development and the majority of products released are Y2K compliant. For any released products which are not Y2K compliant, the Company is working with its customers to provide migration paths for those products. The Company's internal systems and technology are relatively new and as a result the majority are already Y2K compliant. The Company is in the process of upgrading systems and technology that are not currently Y2K compliant, and expects to have this process completed by the third quarter of 1999. In addition, the Company is working with its suppliers and business partners to identify at what stage they are at in the process of identifying and addressing the Y2K issue and to assess the resulting risks and develop appropriate contingency plans. The Company will continue to perform compliance reviews and tests to ensure compliance on an ongoing basis. The Company will continue to perform compliance reviews and tests to ensure compliance on an ongoing basis. In connection with the resolution of Y2K issues, the Company has not to date incurred material costs and does not anticipate that such costs will be material in the future.

Although the Company has established and commenced its program to address Y2K issues, the failure of the Company's current or prior products to operate properly with regard to the Year 2000 requirements could (i) cause the Company to incur unanticipated expenses to remedy any problems, (ii) cause a reduction in sales and (iii) expose the Company to related litigation by its customers, each of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company and third parties with whom it conducts business may utilize equipment or software that may not be Y2K compliant. Failure of the Company's or any such third party software to operate properly with regard to the Year 2000 requirements could cause, among other things, the Company or any such third party to incur unanticipated expenses or efforts to remedy any problems, which could have a material adverse effect on its or their respective business, operation results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Y2K issues as companies expend significant resources to evaluate and to correct their equipment or software for Y2K compliance and as they simultaneously evaluate the preparedness of the third parties with whom they deal. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Historically, the Company's manufacturing operations consisted primarily of final assembly, testing and quality control of materials, components, subassemblies and systems for its Sniffer based products. The Company outsourced these manufacturing operations in 1998. There can be no assurance that the Company will be able to continue to qualify and secure on commercially acceptable terms satisfactory third party manufacturers on a timely basis or at all. In addition, reliance on third party manufacturers will involve a number of risks, including the lack of direct control over the manufacturing process, the absence or unavailability of adequate capacity and reduced control over delivery schedules, quality control and costs. In the event that, once initially secured, the Company's third party manufacturers are unable or unwilling to continue to manufacture the Sniffer based products in required volumes, on a cost effective basis, in a timely manner or at all, the Company will have to secure additional manufacturing capacity. Even if such additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could create delay in product shipments.

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

Effect of Certain Provisional Anti-Takeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The board of directors of the Company has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by its stockholders. In this regard, on October 19, 1998, the Board of Directors of the Company declared a dividend of one Preferred Share Purchase Right on each outstanding share of Company Common Stock which was paid to stockholders of record on November 3, 1998. The rights of the holders of Company Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock. Further, certain provisions of Delaware law and the Company's Certificate of Incorporation and Bylaws, such as a classified board, could delay or make more difficult a merger, tender offer or proxy contest involving the Company. While such provisions are intended to enable the Company's Board to maximize stockholder value, they may have the effect of discouraging takeovers which could be in the best interest of certain stockholders. There is no assurance that such provisions will not have an adverse effect on the market value of the Company's Common Stock.

                         NETWORKS ASSOCIATES, INC.

                       Form 10-Q, September 30, 1998

                        PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

Information with respect to this item is incorporated by reference to
Note 5 of the Notes to the Consolidated Financial Statements included herein on page 9 of this Report on Form 10-Q.

Item 2.  Changes in Securities

Preferred Shares Purchase Rights

On October 19, 1998, the Network Associates Board of Directors declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's Common Stock. Each Right entitles the record holder to buy one-one thousandth of a share of the Company's Series B Participating Preferred Stock, $0.01 par value per share, at an exercise price of $200.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock. The dividend distribution was paid on November 3, 1998, to stockholders of record on that day. The Rights will expire on October 20, 2008.

Issuances of Securities

On August 31, 1998, the Company acquired QA Information Security
Holding AB ("QA"). In connection therewith, the Company issued an aggregate of 305,557 shares of Company Common Stock to the shareholders of QA. The transaction was exempt from the registration requirements of
Section 5 of the Securities Act pursuant to Section 4(2) thereof and Regulation S promulgated thereunder. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding the Company. In addition, the offer and sale of such securities by the Company occurred outside of the United States.

On August 13, 1998, the Company acquired Dr Solomon's Group Plc ("Dr Solomon's"). In connection therewith, the Company issued approximately
15.3 million shares of Company Common Stock (including approximately 1.7 million shares held in trust pending the exercise of certain outstanding and fully vested Dr Solomon's options) to the shareholders of Dr Solomon's. The securities were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 3(a)(10) thereof. The High Court of Justice of England and Wales approved the fairness of such acquisition.

On July 30, 1998, the Company acquired Anyware Seguridad Informatica S.A. ("Anyware"). In connection therewith, the Company issued an aggregate of 228,204 shares of Company Common Stock to the shareholders of Anyware. The transaction was exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) thereof and Regulation S promulgated thereunder. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding the Company. In addition, the offer and sale of such securities by the Company occurred outside of the United States.

Item 5. Other Information

Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of
1934, the proxies provided to management would allow management to use its discretionary voting authority with respect to any non-Rule 14a-8 stockholder proposal (i.e., a stockholder proposal not included in a company's proxy) raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless the stockholder has notified the Company of such proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1998 annual meeting of stockholders on May 8, 1998, the deadline for receipt of any such non-Rule 14a-8 stockholder proposal for the 1999 annual meeting of stockholders is March 24, 1999.

Item 6. Exhibits and Reports on Form 8-K:

(a) The Company filed the following reports on Form 8-K:

In a report on Form 8-K filed with the Commission on October 22, 1998, the Company reported the declaration of a dividend distribution of a Preferred Share Purchase Right. The dividend distribution is expected to be made on November 3, 1998.

In a report on Form 8-K filed with the Commission on August 4, 1998, the Company reported the closing and principal terms of the acquisition of Dr Solomon's Group Plc, a corporation duly organized and existing under the laws of England and Wales, which acquisition was consummated on August 12, 1998.

In a report on Form 8-K/A filed with the Commission on July 1, 1998, the Company reported the agreement as to terms of the proposed acquisition of Dr Solomon's Group Plc, a corporation duly organized and existing under the laws of England and Wales, which agreement was executed on June 9, 1998.

(b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                        NETWORKS ASSOCIATES, INC.

                      Form 10-Q, September 30, 1998

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


                                  NETWORKS ASSOCIATES, INC.


                                     /s/  PRABHAT K. GOYAL
                                  Name:   Prabhat K. Goyal
                                  Title:  Vice President Administration,
                                  Chief Financial Officer and Secretary


Date: November 13, 1998

                              NETWORK ASSOCIATES, INC.

                           Form 10-Q, September 30, 1998

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

   2.9 Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)

  2.10 Stock Purchase Agreement, dated as of May 8, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)

  2.11 Transaction Agreement, dated June 9, 1888, by and between the Registrant an Dr Solomon's Group Plc (21)

  2.12 Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc. (22)

   3.1 Second Restated Certificate of Incorporation of Networks Associates, Inc., as amended on December 1, 1997.(6)

   3.2      Restated Bylaws of Networks Associates, Inc.(6)

   3.3 Certificate of Designation of Series A Preferred Stock of Networks Associates, Inc.(9)

   3.4 Certificate of Designation of Series B Preferred Stock of the Registrant (23)

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

   4.5 Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)

   4.6 Registration Rights Agreement, dated as of February 13, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated.(10)

   4.7 Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of
            California, N.A., as Trustee.(10)

  4.10 Registration Rights Agreement dated May 8, 1998, by and between the Registrant and the stockholders of Secure Networks, Inc.(8)

  4.11 Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB Consulenza Software di Base S.r.l. ("CSB").(11)

  4.12 Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware Seguridad Informatica S.A.(11)

  4.13 Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA Informatica Security Holding AB.

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

(21) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on June 16, 1998.

(22) Incorporated by reference from CyberMedia, Inc.'s Schedule 13D filed by the Registrant with the Commission on August 7, 1998.
     CyberMedia, Inc.'s filings with the Commission were made under File Number 0-21289

(23) Incorporated by reference from the Registrant's Report on Form 8-A filed with the Commission on October 22, 1998.

 * Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.