Form 10-K/A
period 1997-12-31
NETWORKS ASSOCIATES INC/
filed 1999-04-15
CIK 890801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED 31 DECEMBER 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

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

        This report contains 77 pages. The Exhibit Index is on page 72.

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

    The following table depicts the Company's product suites:

-----------------------------------------------------------------------------------------
                                       NET TOOLS
-----------------------------------------------------------------------------------------
              NET TOOLS SECURE                            NET TOOLS MANAGER
--------------------------------------------- -------------------------------------------
    McAfee Total            PGP Total             Sniffer Total         McAfee Total
Virus Defense           Network Security      Network Visibility    Service Desk
----------------------- --------------------- --------------------- ---------------------
    - VirusScan             -  PGP Desktop        -  Sniffer            -  McAfee Help
Security Suite          Suite                 Portable Analysis     Desk Suite
                                              Suite
----------------------- --------------------- --------------------- ---------------------
    -   Net Shield          -  PGP Server         -  Sniffer            -  Zero
Security Suite          Suite                 Distributed           Administration
                                              Analysis Suite        Client Suite
----------------------- --------------------- --------------------- ---------------------
    -   Internet            -  CyberCop           -  Sniffer            -  Self Service
Security Suite                                Service Desk Suite    Desk Suite
----------------------- --------------------- --------------------- ---------------------


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

    PGP Desktop Suite. The PGP Desktop Suite ("PGP DS") provides multi-platform encryption protection for a wide range of desktop computers. The PGP DS includes the PGP for e-mails and files ("PGPEF") product. PGPEF uses compression, encryption and digital signatures to ensure privacy at the desktop and during transmission over both internal and public networks. PGP provides these capabilities by allowing end users to encrypt mail messages, files or mail attachments easily and then mail them to other PGP users who decrypt them using a public/private key encryption scheme. PGPEF is currently available on more than 15 different platforms, including Windows 3.1/95/NT, Macintosh and multiple versions of UNIX. In addition, PGPEF is designed to offer seamless integration with most commonly used e-mail applications. PGP DS also includes:
(i) PGPdisk (currently available for the Macintosh platform only) which provides hard disk protection, even if the machine is compromised, by allowing only the correct private key to unlock encrypted data on the hard disk; and (ii) PGPsdk (described above). The PGPsdk can also be purchased by OEMs so that they may use it to develop applications using encryption for sale in the commercial market. The current U.S. list price for a 1,000 node PGP Desktop Suite site license utilizing the Diffie-Hellman strong encryption algorithm is $55 per node.

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

    Sniffer Total Network Visibility. Sniffer Total Network Visibility ("Sniffer TNV") offers comprehensive network fault and performance solutions to provide optimum network performance. Sniffer TNV is comprised of three product suites:
Sniffer Portable Analysis Suites which consist of portable tools which analyze network traffic to pinpoint and help resolve performance problems on a variety of multi-topology, multi-protocol networks; Sniffer Distributed Analysis Suites which perform automatic network monitoring, protocol decodes and problem analysis for identifying and resolving network problems from a central single- fault and performance-management console; and Sniffer Service Desk Suite which offers proactive management, reporting and service desk tools for better supporting business objectives and delivering a higher quality of service to end users. The U.S. list price for Sniffer Total Network Visibility Suite starts at $100 per network node for a two year license on a network with a minimum 5,000 nodes.

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

    International Sales. The Company has sales and support operations in Europe, Asia, South America and Australia. In 1997, international revenues accounted for approximately 29% of the Company's net revenues. Historically, the Company has relied primarily upon independent agents and distributors to market its products internationally. The Company expects that international revenues will continue to account for a significant percentage of net revenues. In 1997, the Company acquired, among others, its distributors in Japan and in The Netherlands. The Company expects to continue using independent agents primarily in smaller markets where a direct sales presence is not currently warranted. While the Company's agents and distributors include some large systems integrators, most are small companies that market the Company's software along with products of other companies that they represent. The Company typically enters into agreements with its agents which, among other things, obligate its agents to provide technical support and the most current versions of the Company's products to its customers and to provide the Company with information about its licensees. Such agreements permit either the Company or the agent to terminate the agreement upon proper prior written notice. International agents invoice their own orders and collect payment, remitting the license fee, net of commissions, to the Company in United States dollars.

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

    The Company expended $85.8 million, $54.2 million and $37.8 million in the years ended December 31, 1997, 1996 and 1995, respectively, on research and development.

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

    Risks Related to International Revenue and Activities. In 1997, 1996 and 1995, net revenue from international licenses represented approximately 29%, 25% and 25%, respectively, of the Company's net revenue. Historically, the Company has relied primarily upon independent agents and distributors to market its products internationally. The Company expects that international revenues will continue to account for a significant percentage of net revenue. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, the Company uses non-leveraged forward currency contracts. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances (such as the current economic turbulence in Asia), political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products. There are a number of additional risks related to the export of the Company's PGP security products. See "-- Risks Relating to Cryptography Technology."

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

    The number of shares of Common Stock outstanding and entitled to vote at the Special Meeting was 51,403,965, and 46,895,610 shares were represented in person or by proxy. The results of the voting on each of the matters presented to stockholders at the Special Meeting are set forth below:

                                     Votes           Votes                         Broker
                                      For           Against      Abstentions      Non-Votes
                                   ----------     -----------    -----------     -----------
1.  Share Issuance in
    connection with Network
    General Merger                 38,448,089          383,477        83,600        7,980,444


2.  Amendment to Company
    Certificate--Name Change       41,220,333          435,766        86,221        5,153,290


3.  Amendment to Company
    Certificate--Authorized
    Capital Increase               32,785,856       14,023,191        86,563               --


4.  Amendment to Company's
    1997 Stock Incentive
    Plan                           24,126,526       14,926,148       102,841        7,740,095




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


                                       High          Low
YEAR ENDED DECEMBER 31, 1997
    First Quarter                  $   64.50    $   38.50
    Second Quarter                     68.50        42.25
    Third Quarter                      77.75        49.50
    Fourth Quarter                     66.38        44.56

YEAR ENDED DECEMBER 31, 1996
    First Quarter                  $   28.50    $   14.33
    Second Quarter                     35.00        23.78
    Third Quarter                      46.92        30.83
    Fourth Quarter                     52.50        41.75

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

ITEM 6. SELECTED FINANCIAL DATA

    On December 1, 1997 the Company acquired Network General Corporation in a transaction accounted for as a pooling of interests. Network General had a fiscal year ended March 31. Restated financial statements combine Network General's results for the fiscal years ended March 31, 1997 and 1996 with the Company's results for the years ended December 31, 1996 and 1995, respectively. In order to conform Network General's fiscal year end to the Company's fiscal year end, the consolidated statement of income for the year ended December 31, 1997 includes the three months ended March 31, 1997 for Network General which are also included in the consolidated statement of income for the year ended December 31, 1996. Revenue and net loss of Network General for such period were $68.0 million and $6.4 million, respectively.

    The company also acquired three other companies through pooling transactions in 1997, and FSA corporation in 1996. The Company's financial statements have been restated to reflect the results of these pooling transactions. In addition to the restatement for the above pooling of interest transactions, the following selected financial data has been restated, from amounts previously reported, for certain adjustments relating to acquisitions accounted for by the purchase method and certain adjustments relating to acquisition and other related costs in the fourth quarter of 1997, each as described in Note 3 to the consolidated financial statements. The following selected financial data should be read in conjunction with the Company's financial statements and notes thereto appearing on pages 43 through 70.

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      1997           1996          1995          1994             1993
                                      ----           ----          ----          ----             ----
STATEMENTS OF OPERATIONS DATA:
Net revenue .....................  $600,803       $435,998       $286,943       $192,692       $145,939
Income from operations ..........    65,109        111,622         67,705         35,053         27,265
Income before income taxes ......    79,885        121,481         76,585         41,254         31,397
Net income ......................  $ 17,723       $ 69,207       $ 49,766       $ 28,016       $ 19,782
Net income per share-diluted ....  $   0.24       $   0.94       $   0.71       $   0.43       $   0.32
Shares used in per share
  Calculation-diluted ...........    73,005         73,305         70,177         64,771         61,768


                                                            DECEMBER 31,
                                                            ------------
                                   1997           1996           1995           1994           1993
                                 --------       --------       --------       --------       --------

BALANCE SHEET DATA:
Working capital ...............  $207,711       $247,967       $179,503       $133,130       $ 88,451
Total assets ..................   641,670        474,892        337,346        269,947        204,941
Deferred revenue and taxes ....    82,650         59,500         55,310         48,149         34,256
Total equity ..................   414,898        340,899        249,314        200,728        150,272

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  FISCAL YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

    The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in the Company's Statements of Operations.

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                            1997       1996       1995
                                                            ----       ----       ----
Net revenue:
   Product ...............................................    83%        82%        91%
   Services and support ..................................    17         18          9
Total revenue ............................................   100        100        100

Cost of revenue:
   Product ...............................................    14         14         14
   Services and support ..................................     5          4          4
Total cost of revenue ....................................    19         18         18

Operating costs and expenses:
  Research and development ...............................    14         12         13
  Marketing and sales ....................................    31         29         33
  General and administrative .............................     7          8          8
  Amortization of intangibles ............................     1          2          1
  Contingent compensation related to Cinco acquisition ...     3         --         --
  Acquisition and other related costs ....................    13          5          4
                                                             ---        ---        ---
          Total operating costs and expenses .............    70         56         59
                                                             ---        ---        ---
            Income from operations .......................    11         26         23
Other income, net ........................................     2          2          3
                                                             ---        ---        ---
            Income before provision for income taxes .....    13         28         26
Provision for income taxes ...............................    10         12          9
                                                             ---        ---        ---
            Net income (loss) ............................     3%        16%        17%
                                                             ---        ---        ---

    Net Revenue. Net revenue increased 38% to $600.8 million in 1997 from $436.0 million in 1996, and 52% from $286.9 million in 1995. The increases in net revenue are due to the increases in product revenue and services and support revenues described below.

    Product revenue increased 39% to $499.4 million from $358.1 million in 1996, and 38% from $260.3 million in 1995. The increase in the growth rate in product revenues was primarily due to increases in the licensing of anti-virus software products to new customers, renewing expiring anti-virus licenses, continued acceptance of the Company's Sniffer products and continued acceptance of the Company's consulting and support services. The increase is also attributable to a lessor extent to the licensing of products (other than anti-virus and Sniffer products) to new and existing customers as well as expansion into indirect product distribution channels and international markets. Finally, the change in anti-virus revenue recognition described below contributed to the increase in product revenue in both 1996 and 1995.

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

    Although the Company has had significant growth in net revenue and net income (before acquisition and other related changes), the Company's growth rate has slowed in recent periods. The Company has experienced increased price competition for its products and the Company expects competition to increase in the near-term, which may result in reduced average selling prices for the Company's products in the near-term. Due to these and factors such as a maturing anti-virus market and an increasingly higher base from which to grow, the revenue growth rate from the Company's products will be difficult to sustain or increase. To the extent these trends continue, the Company's results of operations could be materially adversely affected. Renewals have historically accounted for a significant portion of the Company's net revenue; however, there can be no assurance that the Company will be able to sustain historic renewal rates for its products in the future. Risks related to the Company's change in business strategies, including its newly introduced suite pricing model and its development of a two-year subscription licensing model for the Company's Sniffer products and a software only version of the Company's Sniffer products, could also cause fluctuations in the Company's operating results and could make comparisons with historic operating results and balances difficult. To more effectively service its customer's evolving needs, the Company also intends to significantly expand and develop its worldwide professional service organization. The Company expects that it will have lower profit margins on its service revenues. See "Risk Factors--Variability of Quarterly Operating Results," "--Risks Related to Certain Business Strategies" and "--Need to Expand and

Develop An Effective Professional Services Organization; Risks Related to Third-Party Professional Services".

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

    International revenue accounted for approximately 29%, 25% and 25% of net revenue for 1997, 1996 and 1995, respectively. The increase in international net revenue as a percentage of net revenue from 1996 to 1997 was due primarily to increased acceptance of the Company's products in international markets and the continued investment in international operations. Historically, the Company has relied primarily upon independent agents and distributors to market its products internationally. The Company expects that international revenues will increase in absolute terms as it, among other things, proceeds with its strategy of acquiring existing independent agents and distributors in strategic markets or converting independent agents into resellers. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To minimize the impact of foreign currency fluctuations, the Company uses non-leveraged forward currency contracts. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance (such as the recent economic turbulence in Asia), political instability in emerging markets and difficulties staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.

    Cost of Net Revenue. Cost of Net Revenue increased 40% to $112.2 million in 1997 from $80.2 million in 1996, and 59% from $50.4 million in 1995. The increases in net revenue are due to the increases in cost of product revenue and cost of services and support revenue described below.

    The Company's cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and with respect to certain Sniffer products, computer platforms and other hardware components. Cost of product revenues increased 34% to $81.6 million in 1997 from $60.8 million in 1996. From 1995 to 1996 cost of product revenues increased 54% from $39.5 million. The increase in cost of product revenues from 1996 to 1997 was primarily due to a corresponding increase in product revenues. The increase in cost of product revenues from 1995 to 1996 was due to an increase in product revenues as well as the increase in sales of third party computer platforms and other hardware components as art of certain Sniffer products, which have a lower gross margin than the Company's own products. As a percentage of net product revenue, cost of product revenue was 16% in 1997 and 17% in 1996 and 15% in 1995.

    Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. In 1997, cost of services and support revenue increased 58% to $30.5 million from $19.4 million in 1996. From 1995 to 1996, cost of services and support revenue increased 78% from $10.8 million. These increases are due to increases in net revenue as well as the initial investment in the anti-virus professional services organization. Costs increased at a higher rate than revenue due to the shift in the mix of support and professional services revenue versus revenue from warranty and maintenance contracts previously deferred. Cost of services and support revenue as a percentage of net services and support revenue was 30% in 1997, 25% in 1996 and 41% in 1995.

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

    Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's development and technical support staff. Research and development expenses increased 58% to $85.8 million in 1997 from $54.2 million in 1996. From 1995 to 1996, research and development expenses increased 43% from $37.8 million. These increases were primarily a result of the expansion of the Company's product development and technical support staff and, to a lesser extent, the increased use of independent contractors. As a percentage of net revenue, research and development expenses increased to 14% in 1997 from 12% in 1996. Research and development spending decreased as a percentage of net revenue in 1996 from 13% in 1995. Although in absolute dollars, research and development spending increased, as a percentage of net revenue research and development expenses decreased from 1995 to 1996 due to a higher rate of increase in net revenue. The Company anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.

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

    Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 49% to $188.3 million in 1997 from $126.4 million in 1996. From 1995 to 1996, marketing and sales expenses increased 34% from $94.1 million in 1995. These increases were primarily the result of an increase in marketing and sales personnel and, to a lesser extent, increased advertising and promotional activities required to support increased sales volumes and expanding product lines. As a percentage of net revenue, marketing and sales expense was 32% in 1997 and 29% in 1996 and 33% in 1995. Although in absolute dollars, marketing and sales spending increased from 1995 to 1996, as a percentage of net revenue these expenses decreased due to a higher rate of growth in net revenue. The Company is seeking to expand the breadth and depth of its product suites. Such expansion, together with the Company's efforts to build brand identity under its new corporate name are expected to contribute to a further increase in marketing and sales expenses in absolute dollars, which expenses may fluctuate as a percentage of net revenue.

    General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs increased 33% to $44.2 million in 1997 from $33.2 million in 1996. From 1995 to 1996, general and administrative expenses increased 50% from $22.2 million. The increase in 1997 is largely a result of a increased staffing to support operations both domestically and internationally and to accommodate the growth in revenue. As a percentage of net revenue, general and administrative expenses was 7% in 1997, 8% in 1996 and 1995. The Company intends to continue to make investments in its finance and administrative infrastructure, and, as a result, expects general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of net revenue.

    Contingent Compensation Related to Cinco Acquisition. The $18 million of compensation expense that occurred in the quarter ended December 31, 1997 resulted from an amendment of the purchase agreement between Network General and Cinco. The purchase agreement originally provided for $18 million in contingent payments based primarily on the timely satisfaction of certain technical and product development and revenue goals.

    As a result of the McAfee/Network General merger, significant changes in product directions were undertaken and it was believed that these changes and the related uncertainties would adversely impact the ability of the Cinco founders/selling stockholders to achieve the specified goals. Therefore, in order to retain the founders in the Company's employ, the purchase agreement was amended to remove the specified goals. Four of the five founders have continued with the Company. However, the consideration is payable whether the founders remain with the Company or not.

    Acquisition and Other Related Costs. The Acquisition and other related costs for 1997 comprise (i) the write-off of acquired in-process research and development projects of companies acquired in purchase accounting transactions;
(ii) direct transaction costs of companies acquired in pooling of interests transactions; (iii) accrual for severance and benefits for terminations; and
(iv) lease costs and asset write-downs in connection with the Network General merger. The following is a summary of these charges (in thousands):

                         Direct                       Lease Costs
                      Transaction     Severance &      and Asset       In-Process
                         Costs         Benefits       Writedowns          R&D            Other           Total
                        -------         -------       -----------      ----------       -------         -------
Network General         $15,347         $11,083         $18,916         $    --         $   603         $45,949
Helix                        --              --              --              --           1,874           1,874
Paradigm                     --              --              --              --           2,330           2,330
PGP                          --              --              --           3,937              --           3,937
Sybari                       --              --              --              --           1,100           1,100
Cinco                        --              --              --           5,234              --           5,234
3DV                          --              --              --          19,504              --          19,504
                        -------         -------         -------         -------         -------         -------
Total Charges           $15,347         $11,083         $18,916         $28,675         $ 5,907         $79,928
                        =======         =======         =======         =======         =======         =======


    Direct transaction costs included $10.5 million in investment banking fees, $3.7 million in legal and accounting fees, $709,000 in filing fees and $438,000 in other related charges. Lease costs and asset writedowns include $3.8 million related to the costs of closing approximately 35 facilities throughout the world and the disposal of excess and obsolete assets (generally computer equipment which did not comply with the Company's standards) of $15.1 million.

    The following table summarizes the activity in the reserves for Acquisition and other related costs ($000's):

                                   Direct         Severance        Lease          Asset
                             Transaction Costs   & Benefits        Costs       Write Downs        Other           Total
                             -----------------   ----------       --------     -----------       --------        --------

Balance, December 31, 1996        $     --        $     --        $     --       $     --        $  2,708        $  2,708
Charged in the three months
ended December 31, 1997             15,347          11,083           3,842         15,074           5,907          51,253
Paid Out or Charged against
the related assets                  (7,297)           (386)             --        (13,209)         (5,722)        (26,614)
                                  --------        --------        --------       --------        --------        --------
Balance, December 31, 1997        $  8,050        $ 10,697        $  3,842       $  1,865        $  2,893        $ 27,347
                                  ========        ========        ========       ========        ========        ========

    The severance and benefits charges relate to company-wide reductions in force following the Company's acquisitions of Network General, PGP and Helix in the fourth quarter of approximately 186 employees across all employee groups. The termination plan, which took place in January 1998, was finalized and approved by management prior to December 31, 1997. The employees to be terminated and the benefit arrangements were communicated to employees on December 31, 1997. A limited number of employees were retained for a short period to help with the transition. Costs associated with these transition employees were charged to operations during the transition period.

    The lease costs were $3.8 million and represent an estimate of lease expense during the period prior to re-leasing the property together with losses on subleases, if any. The costs, excluding amortization of leasehold improvements related to any facilities which were used by the Company during a short transition period, were charged to operations. However, such charges were not material. Due to the immediate consolidation of facilities, depreciation allocable to these facilities during the transition period was also not material. Asset write downs were $15.1 million and comprised the write-off of leasehold improvements ($9.6 million) and the sale or abandonment of old and obsolete equipment ($5.5 million) which was discarded or sold for nominal value. To the extent that such equipment was used during the transition period, depreciation (which was not material) was charged to operations. Facilities identified for closure were available for sale or sublease as of December 31, 1997.

    The Company believes that the reserve balances remaining at December 31, 1997 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and related charges in future periods.

    The Helix charge related to direct transaction costs ($838,000), severance costs ($495,000) and other related charges ($541,000) incurred in connection with the Helix acquisition which was accounted for under the pooling method of accounting.

    The Paradigm charge related to the write-off of the purchase price paid in the Company's acquisition of an Australian distributor, Paradigm Agency Ltd, who had the right to use the McAfee brand name in Australia. This acquisition was part of the Company's initiative to establish a direct presence in major foreign markets and to recapture its brand names in these countries.

    The Sybari Technology charge related to a buy-out in December 1997 of a license agreement the Company entered into earlier in 1997. The buy-out was motivated in an effort to resolve potential disputes with Sybari, and the technology was considered obsolete at the time of the buy-out and had no alternative use in the Company's products.

    The in-process research and development costs in 1997 comprise approximately $5.2 million, $3.9 million and $19.5 million in connection with the acquisitions of Cinco Networks, Inc., PGP, and 3DV, respectively. The following is a summary of the projects acquired in the PGP and Cinco acquisitions and the assumptions used in determining the value of the in-process research and development costs. As noted above, the 3DV projects in process at the date of the Network General merger, together with all other 3DV technologies, were discontinued at that date.

PGP:

The ongoing projects at PGP at the time of the purchase included upgrade versions of PGP Product Suite components, including PGP for Personal Privacy, PGP for Business Security and PGP Certificate Server. These upgrades will include features such as improved key recovery certificate management and key splitting and enhanced user interfaces. At the date the Company acquired PGP, it estimated that, on average, 20% of the development effort had been completed and that the remaining 80% of the development effort would take approximately six months to complete and would cost $3.6 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into the Company's suite of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with the Company's products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the Company's more effective distribution channel. In conformity with the SEC's revised guidelines for accounting for in-process research and development, these cash flows were discounted back to their net present value using a discount rate of 27% (which represents a premium of approximately 5% over PGP's average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. If the Company does not deploy commercially accepted products based on the acquired in-process technologies, operating results could be adversely affected in future periods. Additionally, the failure of any particular project would impair the value of other intangibles, particularly goodwill, acquired from Pretty Good Privacy.

Cinco:

   The ongoing projects at Cinco at the time of the purchase comprised upgrade versions of NetXRay, WebXRay and Distributed NetXRay, Cinco's current products. At the date the Company acquired Cinco, it estimated that, on average, 80% of the development effort had been completed and that the remaining 20% of the development effort would take approximately 4 months to complete and would cost $240,000. The efforts required to complete the development of these projects principally relate to the completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with the Company's products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the Company's more effective distribution channel. In conformity with the SEC's revised guidelines for accounting for in-process research and development, these cash flows were discounted back to their net present value using a discount rate of 37.5% and excluding the value attributable to the use of the in-process technologies in future products. If the Company does not deploy commercially accepted products based on the acquired in-process technologies, operating results could be adversely affected in future periods. Additionally, the failure of any particular project would impair the value of other intangibles, particularly goodwill, acquired from Cinco Networks.

Other Acquisitions:

    Acquisition and other related costs in 1996 principally comprise the write-off of acquired in-process research and development in connection with the acquisition of 3DV. This charge ($19.5 million) is also included in the 1997 Acquisition and other related costs due to the first quarter of 1997 being included in the Company's results in 1997 and 1996 (see Note 4 in Notes to Consolidated Financial Statements). Subsequent to the Network General merger in December 1997, all 3DV projects were terminated. The remaining $3.4 million of Acquisition and other related costs are comprised of $2.1 million recorded in connection with the acquisition of Interactive Distributed Systems Software GmbH and $1.3 million of transaction costs in connection with the acquisition of FSA.

        Acquisition and other related costs in 1995 are comprised of transaction costs in connection with the acquisitions of Saber ($6.8 million), Assurdata ($1.6 million) and IPE ($1.9 million) and transaction costs of $1.9 million in connection with the acquisition of distribution rights from three German distribution entities.

    Interest and Miscellaneous Income. Interest and miscellaneous income increased to $14.8 million in 1997 from $9.9 million in 1996 and $8.9 million in 1995. Interest and miscellaneous income increased from 1996 to 1997 and from 1995 to 1996 due to the investment of cash generated from operating activities.

    Provision for Income Taxes. The Company's effective tax rate for 1997, 1996 and 1995 was 78%, 43% and 35% respectively. The Company's effective tax rate for 1997, 1996 and 1995 was 39%, 36% and 30%, respectively, excluding the effect of one-time non-deductible in-process research and development, merger and other acquisition costs.

  LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had $123.5 million in cash and cash equivalents and $233.0 million in marketable securities, for a combined total of $356.5 million.

    Net cash provided by operating activities was $91.4 million, $100.4 million and $50.9 million in 1997, 1996 and 1995, respectively. Net cash provided by operating activities in 1997 consisted primarily of net income before acquisition costs, plus increases in accounts payable and accrued liabilities and deferred revenue which were offset primarily by an increase in accounts receivable and deferred taxes. In 1996, net cash provided by operating activities consisted primarily of net income plus accounts payable and accrued liabilities which was offset primarily by increases in accounts receivable and deferred taxes. In 1995, net cash provided by operating activities consisted primarily of net income, accounts payable and accrued liabilities and deferred revenue offset primarily by increases in accounts receivable and a decrease in refundable income taxes.

    The Company expects its accounts receivable balance as a percentage of sales to increase due to the Company's increased emphasis on international sales (typically having longer payment terms); a higher percentage of indirect sales through indirect channels; and a shift in the Company's product mix to more server/enterprise based products. With an increase in business through indirect channels, the Company's receivable collection experience has become more dependent on the longer payment cycle for VARs and system integrators. To address this increase in accounts receivable and to improve cash flow, the Company may, among other things, take actions to encourage earlier payment of receivables or sell receivables. To the extend that the Company's receivable balance increases, the Company will be subject to greater general credit risks with respect thereto.

    Net cash used in investing activities was $137.0 million, $59.8 million and $24.4 million in 1997, 1996 and 1995, respectively, primarily reflecting investments in acquisitions and mergers, purchases of marketable securities and additions to fixed assets and intangible assets.

     Net cash provided by financing activities was $42.6 million and $21.7 million in 1997 and 1996 consisting primarily of the proceeds and tax benefits associated with the exercise of non-qualified stock options. Net cash used in financing activities in 1995 was $0.7 million consisting primarily of the repurchase of common stock offset by the tax benefits associated with the exercise of non-qualified stock options.

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

    The following tables present the hypothetical changes in fair values in the securities held by the Company at December 31, 1997 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair market values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair market values represent the market principal plus accrued interest and dividends at December 31, 1997. Ending fair market values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

    The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

                             Valuation of securities      No charge     Valuation of securities
                              given an interest rate     in interest     given an interest rate
Issuer                      decrease of X basis points      rate       increase of X basis points
                           ----------------------------- -----------  ----------------------------
                             150BPS    100 BPS  50 BPS                50 BPS   100 BPS   150 BPS
                           ---------   -------  --------              ------   -------   -------
U.S. Government notes
and bonds                        $4.1     $4.1     $4.1       $4.1     $4.1      $4.1      $4.1
Municipal notes and bonds       204.4    203.8    203.1      202.6    201.9     201.2     200.7
Corporate notes, bonds
and preferreds                   89.2     89.1     89.1       89.0     89.0      88.9      88.9
                               ------   ------   ------     ------   ------    ------    ------
          Total                $297.7   $297.0   $296.3     $295.7   $295.0    $294.2    $293.7
                               ======   ======   ======     ======   ======    ======    ======

   The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

                             Valuation of securities      No charge      Valuation of securities
                              given an interest rate     in interest     given an interest rate
Issuer                      decrease of X basis points      rate       increase of X basis points
                           ----------------------------- -----------  ----------------------------
                             150BPS    100 BPS  50 BPS                50 BPS   100 BPS   150 BPS
                           ---------   -------  --------              ------   -------   -------
U.S. Government notes
and bonds                     $4.2       $4.1    $4.1        $4.1     $4.1     $4.1        $4.0
Municipal notes and bonds    205.0      204.6   204.2       203.8    203.2    202.7       202.4
Corporate notes, bonds
and preferreds                89.4       89.4    89.3        89.3     89.2     89.2        89.2
                            ------     ------  ------      ------   ------   ------      ------
          Total             $298.6     $298.1  $297.6      $297.2   $296.5   $296.0      $295.6
                            ======     ======  ======      ======   ======   ======      ======


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



QUARTERLY OPERATING RESULTS (UNAUDITED)
                                                                         THREE MONTHS ENDED
                                     ----------------------------------------------------------------------------------------------
                                      DEC. 31,     SEPT. 30,   JUNE 30,     MAR. 31,   DEC. 31,    SEPT. 30,   JUNE 30,    MAR. 31,
                                        1997          1997       1997         1997       1996        1996        1996        1996
                                        ----          ----       ----         ----       ----        ----        ----        ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS
 AND OTHER DATA:

Net revenues                         $ 156,305    $ 154,802   $ 146,464   $ 143,232   $ 128,228   $ 106,386   $  95,998   $  91,182
Gross Margin                           122,119      127,720     121,637     117,131     105,153      87,802      78,505      75,058
Income (loss) from operations          (37,530)      26,979      45,775      29,885      43,820      34,969      33,528      21,137
Income (loss) before provision for
  Income taxes                         (28,811)      28,027      40,129      31,540      43,820      34,969      33,528      21,137
Net income (loss)                    $ (35,561)   $   8,869   $  30,896   $  13,519   $  29,055   $  23,136   $  12,647   $  11,845
Diluted earnings (loss) per share    $   (1.16)   $    0.12   $    0.43   $    0.19   $    0.39   $    0.31   $    0.17   $    0.16
Shares used in per share
  Calculation - diluted                 69,714       72,820      72,683      73,012      74,430      73,545      72,647      72,197


    In view of the Company's acquisitions in various quarters of 1997 and 1996, the growth in revenues and operating income experienced by the Company in 1997 and 1996 are not necessarily indicative of future results. In addition, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

   The Company's revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company's revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the introduction of new products, distributor inventory levels and return rates, inventory levels of the Company, product upgrades or updates by the Company or its competitors, changes in product mix, changes in product prices and pricing models, seasonality, trends in the computer industry, general economic conditions (such as the recent economic turbulence in Asia), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events

   Significant quarterly fluctuations in revenues will cause significant fluctuations in the Company's cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on the Company's balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and the Company's business, financial condition and results of operations may be affected by such trends in the future. Such trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market. See "Risk Factors--Variability of Quarterly Operating Results."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Quantitative and qualitative disclosure about market risk is set forth at Selected Financial Data under Item 6.

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

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information required hereunder is incorporated by reference from the Company's Proxy Statement that was filed in connection with Company's annual meeting of Stockholders to be held on May 13, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The information required hereunder is incorporated by reference from the Company's Proxy Statement that was filed in connection with Company's annual meeting of Stockholders to be held on May 13, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required hereunder is incorporated by reference from the Company's Proxy Statement that was filed in connection with Company's annual meeting of Stockholders to be held on May 13, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required hereunder is incorporated by reference from the Company's Proxy Statement that was filed in connection with Company's annual meeting of Stockholders to be held on May 13, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                    PAGE NUMBER
                                                    -----------
   Report of Independent Accountants                     43
   Consolidated Balance Sheets:
     December 31, 1997 and 1996                          44
   Consolidated Statements of Operations:
     Years ended December 31, 1997, 1996 and 1995        45
   Consolidated Statements of Stockholder's Equity:
     Years ended December 31, 1997, 1996 and 1995        46
   Consolidated Statements of Cash Flows:
     Years ended December 31, 1997, 1996, and 1995       47
   Notes to Consolidated Financial Statements            48

(a)(2) Financial Statement Schedules

       Report of Independent Accountants
       Schedule II - Schedule of Valuation and Qualifying Accounts

            Other Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits: See Index to Exhibits on Page 71. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

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

    As discussed in Note 3, the Company has revised the amount allocated to acquired in-process research and development in connection with its acquisitions in 1995, 1996 and 1997, and has restated its consolidated financial statements for each of those periods. The Company has also restated the financial statements to include the financial statements for several small acquisitions accounted for under the poolings of interests method of accounting and for certain other adjustments to acquisition and other related costs in the fourth quarter of 1997.


PricewaterhouseCoopers LLP

San Jose, California
January 20, 1998, except for
the matters discussed in Note 17 as to which the date is February 10, 1998 and
Note 3 as to which the date is March 31, 1999

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                       AS RESTATED (NOTE 3)
                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                       1997             1996
                                                                    ---------        ---------
ASSETS
Current assets:
  Cash and cash equivalents ....................................... $ 123,494        $ 127,516
  Short term marketable securities ................................   123,882          134,304
  Accounts receivable, net of allowance for doubtful accounts
        of $3,662 in 1997 $4,077 in 1996 ..........................   114,984           80,765
  Inventories
  Prepaid expenses, income taxes and deferred taxes ...............    58,937           31,634
                                                                    ---------        ---------
          Total current assets ....................................   421,297          374,219
Long term marketable securities ...................................   109,184           46,483
Fixed assets, net .................................................    28,570           28,861
Deferred taxes ....................................................    16,173           12,221
Intangible and other assets .......................................    66,446           13,108
                                                                    ---------        ---------
          Total assets ............................................ $ 641,670        $ 474,892
                                                                    =========        =========

LIABILITIES
Current liabilities:
  Accounts payable ................................................ $  18,439        $  34,641
  Accrued liabilities .............................................   125,683           39,852
  Deferred revenue ................................................    69,464           51,759
                                                                    ---------        ---------
          Total current liabilities ...............................   213,586          126,252
Deferred revenue and taxes, less current portion ..................    13,186            7,741
                                                                    ---------        ---------
          Total liabilities .......................................   226,772          133,993
                                                                    ---------        ---------

Commitments and contingencies (Notes 8)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: one share
Common stock, $.01 par value:
  Authorized: 300,000,000 shares;
  Issued and outstanding: 69,920,883 shares in 1997 and
67,633,968 shares in 1996 .........................................       699              676
Additional paid-in capital ........................................   191,047          140,651
Other .............................................................       (54)             514
Retained earnings .................................................   223,206          199,058
                                                                    ---------        ---------
          Total stockholders' equity ..............................   414,898          340,899
                                                                    ---------        ---------
          Total liabilities and stockholders' equity .............. $ 641,670        $ 474,892
                                                                    =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 AS RESTATED (NOTE 3)
                                                              YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1997           1996           1995
                                                         --------       --------       --------

Net revenue:
   Product ............................................  $499,380       $358,144       $260,264
   Services and support ...............................   101,423         77,854         26,679
                                                         --------       --------       --------
Total revenue .........................................   600,803        435,998        286,943
                                                         --------       --------       --------

 Cost of revenue:
   Product ............................................    81,649         60,842         39,535
   Services and support ...............................    30,547         19,363         10,849
                                                         --------       --------       --------
Total cost of revenue .................................   112,196         80,205         50,384
                                                         --------       --------       --------

Operating costs and expenses:
  Research and development ............................    85,750         54,160         37,815
  Marketing and sales .................................   188,335        126,396         94,125
  General and administrative ..........................    44,243         33,227         22,222
  Amortization of intangibles .........................     7,589          7,519          1,956
  Contingent Compensation related to Cinco ............    17,653             --             --
  Acquisition and other related costs .................    79,928         22,869         12,736
                                                         --------       --------       --------
       Total operating costs and expenses .............   423,498        244,171        168,854
                                                         --------       --------       --------
          Income from operations ......................    65,109        111,622         67,705
Interest and other income, net ........................    14,776          9,859          8,880
                                                         --------       --------       --------
          Income before provision for income taxes ....    79,885        121,481         76,585
Provision for income taxes ............................    62,162         52,274         26,819
                                                         --------       --------       --------
          Net income (loss) ...........................  $ 17,723       $ 69,207       $ 49,766
                                                         ========       ========       ========

Net income (loss) per share - basic ...................  $   0.26       $   1.03       $   0.76
                                                         ========       ========       ========
Shares used in per share calculation - basic ..........    69,161         66,919         65,135
                                                         ========       ========       ========

Net income (loss)  per share - diluted ................  $   0.24       $   0.94       $   0.71
                                                         ========       ========       ========
Shares used in per share calculation - diluted ........    73,005         73,305         70,177
                                                         ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                                             AS RESTATED (NOTE 3)
                                           --------------------------------------------------------------------------------------
                                                                    ADDITIONAL
                                               COMMON STOCK           PAID-IN                  RETAINED   TREASURY
                                             SHARES      AMOUNT       CAPITAL       OTHER      EARNINGS     STOCK        TOTAL
                                           ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balances, December 31, 1994 ..............    63,516    $     635    $ 128,673    $      90    $  80,085   $  (8,755)   $ 200,728
  Issuance of common stock upon
    exercise of stock options ............     2,587           26       13,035           --           --          --       13,061
  Issuance of common stock from
    Employee Stock Purchase Plan .........       174            2        2,386           --           --          --        2,388
  Tax benefit from exercise of
    Nonqualified stock options ...........        --           --       14,731           --           --          --       14,731
  Secondary offering costs ...............        --           --         (445)          --           --          --         (445)
  Repurchase of common stock .............        --           --           --           --           --     (30,870)     (30,870)
  Foreign currency translation ...........        --           --           --          (45)          --          --          (45)
  Net income .............................        --           --           --           --       49,766          --       49,766
                                           ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balances, December 31, 1995 ..............    66,277          663      158,380           45      129,851     (39,625)     249,314
  Issuance of common stock upon
    Exercise of stock options ............     3,329           33       30,145           --           --          --       30,178
  Issuance of common stock from
    Employee Stock Purchase Plan .........       157            2        3,697           --           --          --        3,699
  Fractional shares returned upon
    stock split ..........................      (175)          (2)           2           --           --          --           --
  Tax benefit from exercise of
    Nonqualified stock options ...........        --           --       40,981           --           --          --       40,981
  Foreign currency translation ...........        --           --           --         (113)          --          --         (113)
  Unrealized gain on  investments ........        --           --           --          582           --          --          582
  Repurchase of common stock .............        --           --           --           --           --     (52,949)     (52,949)
  Retirement of treasury stock ...........    (1,954)         (20)     (92,554)          --           --      92,574           --
  Net income .............................        --           --           --           --       69,207          --       69,207
                                           ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balances, December 31, 1996 ..............    67,634          676      140,651          514      199,058          --      340,899
  Elimination of Network General
     for the quarter ended March 31,1997 .     1,705           17       83,711          396        6,425     (79,196)      11,353
  Issuance of common stock upon
    exercise of stock options ............     2,753           28       35,727           --           --          --       35,755
  Issuance of common stock from
    Employee Stock Purchase Plan .........       366            4        6,925           --           --          --        6,929
 Tax benefit from exercise of
    nonqualified stock options ...........        --           --       39,941           --           --          --       39,941
  Foreign currency translation ...........        --           --           --       (1,020)          --          --       (1,020)
  Unrealized gain on investments .........        --           --           --           56           --          --           56
  Repurchase of common stock .............    (2,537)         (26)    (115,908)          --           --      79,196      (36,738)
  Net loss ...............................        --           --           --           --       17,723          --       17,723
                                           ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balances, December 31, 1997 ..............    69,921    $     699    $ 191,047    $     (54)   $ 223,206   $      --    $ 414,898
                                           =========    =========    =========    =========    =========   =========    =========




The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        AS RESTATED (NOTE 3)
                                                                       YEARS ENDED DECEMBER 31
                                                                 -----------------------------------
                                                                    1997         1996         1995
                                                                 ---------    ---------    ---------
Cash flows from operating activities:
  Net income .................................................   $  17,723    $  69,207    $  49,766
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Acquired in-process research and development ............      30,796       19,504           --
     Depreciation and amortization ...........................      32,167       21,834       12,799
     Deferred taxes ..........................................     (23,460)      (4,939)      (1,455)
     Unrealized gain on investments ..........................          56          582           --
     Changes in assets and liabilities:
       Accounts receivable ...................................     (32,681)     (25,201)     (20,206)
       Refundable income taxes ...............................       1,593        4,195       (5,228)
       Prepaids and other assets .............................      (9,727)     (11,388)      (4,851)
       Accounts payable and accrued liabilities ..............      51,920       22,727       12,962
       Deferred revenue ......................................      22,986        3,929        7,161
                                                                 ---------    ---------    ---------
          Net cash provided by operating activities ..........      91,373      100,450       50,948
                                                                 ---------    ---------    ---------
Cash flows from investing activities:
  Elimination of Network General cash flow for  the quarter
  ended March 31, 1997 .......................................      14,354           --           --
  Purchases of available-for-sale investments ................    (785,060)    (200,420)     (30,800)
  Sales of available-for-sale investments ....................     769,142      162,332       20,784
  Purchases of held-to-maturity investments ..................     (81,668)    (112,062)    (204,626)
  Sales of held-to-maturity investments ......................      45,307      112,977      213,262
  Additions to fixed assets ..................................     (23,465)     (22,579)     (16,525)
  Acquisition of AIM Technology ..............................          --           --       (6,501)
  Acquisition of Cinco Networks, Inc. ........................     (25,079)          --           --
  Acquisition of Compusul ....................................      (3,350)          --           --
  Acquisition of 3DV Technology, Inc. ........................     (20,000)          --           --
  Acquisition of PGP .........................................     (24,974)          --           --
  Acquisition of Paradigm ....................................      (1,833)          --           --
  Purchased intangibles ......................................        (374)          --           --
                                                                 ---------    ---------    ---------
          Net cash used in investing activities ..............    (137,000)     (59,752)     (24,406)
                                                                 ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from borrowing/notes payable ......................          --           --          460
  Repayments of notes payable ................................        (261)        (199)          --
  Proceeds from exercise of stock options ....................      39,683       33,877       15,449
  Tax benefit from exercise of nonqualified stock options ....      39,941       40,981       14,731
  Cost of secondary security offering ........................          --           --         (445)
  Repurchase of common stock .................................     (36,738)     (52,949)     (30,870)
                                                                 ---------    ---------    ---------
          Net cash provided by (used in) financing activities.      42,625       21,710         (675)
                                                                 ---------    ---------    ---------
  Effect of exchange rate fluctuations on cash and cash
    Equivalents ..............................................      (1,020)        (113)         (45)
                                                                 ---------    ---------    ---------
Net increase in cash and cash equivalents ....................      (4,022)      62,295       25,822
Cash and cash equivalents at beginning of year ...............     127,516       65,221       39,399
                                                                 ---------    ---------    ---------
Cash and cash equivalents at end of year .....................   $ 123,494    $ 127,516    $  65,221
                                                                 =========    =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes .................   $  14,316    $  12,610    $  18,075
                                                                 =========    =========    =========




The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

    Networks Associates, Inc. (the "Company"), formally McAfee Associates, Inc., develops, markets, distributes and supports network security and management software products. The Company's markets are worldwide and include corporate, governmental, and institutional users as well as resellers and distributors throughout the world. Software products and updates are delivered primarily through electronic distribution under two-year subscription licenses and as boxed product sold through the retail channel. International sales and support are provided by subsidiaries in principal European markets and independent agents and distributors elsewhere internationally. The Company changed its name to Networks Associates, Inc. in connection with the merger with Network General, in December 1997.

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

    The Company maintains the majority of cash balances and all of its short-term investments with six financial institutions. The Company invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company has significant amounts receivable from customers across a broad demographic base. Management of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts.

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

Foreign Currency Translation:

     The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses, which to date have not been material, are included in the determination of net income.

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

    Prior to July 1, 1995 revenue from subscription licenses for anti-virus software was recognized ratably over a two year period as the Company did not separately sell the product license and maintenance. Effective July 1, 1995, the Company began to sell these components separately and currently recognizes, upon the initial sale, 80% of the total fee as product license revenue and defers 20% of the fee as maintenance. The maintenance fee is recognized over the service period, generally two years. The effect of this change was to increase 1995 net income by $7.7 million ($0.11 per share).

Research and Development:

    Research and development expenditures are charged to operations as incurred. Under the Company's development process, technological feasibility is established on completing a working model. Subsequent costs for the Company have not been significant and all software development costs have therefore been expensed.

Advertising Costs

    Advertising costs are expensed when incurred. Advertising costs were $19.4 million, $10.6 million, and $5.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     In accordance with FASB Statement 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, the Company records impairment losses on long lived assets, principally goodwill and purchased technology when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is considered to have occurred when the undiscounted future net cash flows the assets are expected to generate are less than the carrying value of the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows.

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

3.  RESTATEMENT

    After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has restated the accompanying consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years ended December 31, 1997. The financial statements have been restated to reflect a change in the purchase price allocation and related amortization of intangibles for acquisitions accounted for by the purchase method of accounting in 1997 (Cinco Networks, Inc., and Pretty Good Privacy, Inc.) as well as two smaller acquisitions in 1995 and 1996 (AIM Technology and Vycor Corporation, respectively). The Company has also revised the original accounting for several previously reported small acquisitions accounted for under the poolings of interests method of accounting and for certain other adjustments to the

Acquisition and related costs charge taken in the fourth quarter of 1997. The following schedules summarize these restatements.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      DECEMBER 31, 1997
                                                           -----------------------------------------
                                                         AS PREVIOUSLY
ASSETS                                                      REPORTED          OTHER       AS RESTATED
                                                           ---------       ---------       ---------
Current assets:
  Cash and cash equivalents ............................   $ 123,494       $      --       $ 123,494
  Short term marketable securities .....................     123,882              --         123,882
  Accounts receivable, net of allowance for doubtful
   accounts and returns of $3,662 in 1997 ..............     125,284         (10,300)        114,984
  Inventories
  Prepaid expenses, income taxes and deferred taxes ....      57,612           1,325          58,937
                                                           ---------       ---------       ---------
          Total current assets .........................     430,272          (8,975)        421,297
Long term marketable securities ........................     109,184              --         109,184
Fixed assets, net ......................................      28,570              --          28,570
Deferred taxes .........................................      16,173              --          16,173
Intangible and other assets ............................      17,732          48,714          66,446
                                                           ---------       ---------       ---------
          Total assets .................................   $ 601,931       $  39,739       $ 641,670
                                                           =========       =========       =========

LIABILITIES
Current liabilities:
  Accounts payable .....................................   $  18,439       $      --       $  18,439
  Accrued liabilities ..................................     141,083         (15,400)        125,683
  Deferred revenue .....................................      69,464              --          69,464
                                                           ---------       ---------       ---------
          Total current liabilities ....................     228,986         (15,400)        213,586
Deferred revenue and taxes, less current portion .......      13,186              --          13,186
                                                           ---------       ---------       ---------
          Total liabilities ............................     242,172         (15,400)        226,772
                                                           =========       =========       =========

Commitments and contingencies (Note 8):

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: one share
Common stock, $.01 par value:
  Authorized: 300,000,000 shares;
  Issued and outstanding: 69,920,883 shares in 1997 ....         699              --             699
Additional paid-in capital .............................     191,047              --         191,047
Other ..................................................         (54)             --             (54)
Retained earnings ......................................     168,067          55,139         223,206
                                                           ---------       ---------       ---------
          Total stockholders' equity ...................     359,759          55,139         414,898
                                                           ---------       ---------       ---------
          Total liabilities and stockholders' equity ...   $ 601,931       $  39,739       $ 641,670
                                                           =========       =========       =========


                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31, 1997
                                                          ---------------------------------------------------------
                                                              AS          RESTATEMENT
                                                          PREVIOUSLY      FOR POOLING
                                                           REPORTED       TRANSACTIONS     OTHER        AS RESTATED
                                                          ---------       ------------   ---------      -----------
Net revenue:
   Product ............................................   $ 510,770       $   5,610      $ (17,000)      $ 499,380
   Services and support ...............................     101,423              --             --         101,423
                                                          ---------       ---------      ---------       ---------
Total revenue .........................................     612,193           5,610        (17,000)        600,803
                                                          ---------       ---------      ---------       ---------

 Cost of revenue:
   Product ............................................      77,669             480          3,500          81,649
   Services and support ...............................      30,547              --             --          30,547
                                                          ---------       ---------      ---------       ---------
Total cost of revenue .................................     108,216             480          3,500         112,196
                                                          ---------       ---------      ---------       ---------

Operating costs and expenses:
  Research and development ............................      85,021             729             --          85,750
  Marketing and sales .................................     181,017           1,419          5,899         188,335
  General and administrative ..........................      43,060           1,183             --          44,243
  Amortization of intangibles .........................         858              --          6,731           7,589
Contingent Compensation related to Cinco Acquisition ..          --              --         17,653          17,653
Acquisition and other related costs ...................     175,800              --        (95,872)         79,928
                                                          ---------       ---------      ---------       ---------
       Total operating costs and expenses .............     485,756           3,331        (65,589)        423,498
                                                          ---------       ---------      ---------       ---------
          Income from operations ......................      18,221           1,799         45,089          65,109
Interest and other income, net ........................      14,743              33             --          14,776
                                                          ---------       ---------      ---------       ---------
          Income before provision for income taxes ....      32,964           1,832         45,089          79,885
Provision for income taxes ............................      61,320             842             --          62,162
                                                          ---------       ---------      ---------       ---------
          Net income (loss) ...........................   $ (28,356)      $     990      $  45,089       $  17,723
                                                          =========       =========      =========       =========

Net income (loss) per share - basic ...................   $   (0.41)                                     $    0.26
                                                          =========                                      =========
Shares used in per share calculation - basic ..........      68,748             413                         69,161
                                                          =========       =========                      =========

Net income (loss)  per share - diluted ................   $   (0.41)                                     $    0.24
                                                          =========                                      =========
Shares used in per share calculation - diluted ........      68,748             413                         73,005
                                                          =========       =========                      =========

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           DECEMBER 31, 1996
                                                           --------------------------------------------------
                                                                         RESTATEMENT
                                                         AS PREVIOUSLY   FOR POOLING
      ASSETS                                               REPORTED      TRANSACTIONS   OTHER      AS RESTATED
                                                           --------      ------------  --------      --------
Current assets:
  Cash and cash equivalents .............................  $125,141      $  2,375      $     --      $127,516
  Short term marketable securities ......................   134,029           275            --       134,304
  Accounts receivable, net of allowance for doubtful
         accounts and returns of $4,077 .................    77,391         3,374            --        80,765
  Inventories
  Prepaid expenses, income taxes and deferred taxes .....    31,420           214            --        31,634
                                                           --------      --------      --------      --------
          Total current assets ..........................   367,981         6,238            --       374,219
Long term marketable securities .........................    46,483            --            --        46,483
Fixed assets, net .......................................    28,363           498            --        28,861
Deferred taxes ..........................................    12,088           133            --        12,221
Intangible and other assets .............................     2,841           217        10,050        13,108
                                                           --------      --------      --------      --------
          Total assets ..................................  $457,756      $  7,086      $ 10,050      $474,892
                                                           ========      ========      ========      ========

LIABILITIES
Current liabilities:
  Accounts payable ......................................  $ 33,552      $  1,089      $     --      $ 34,641
  Accrued liabilities ...................................    36,360         3,492            --        39,852
  Deferred revenue ......................................    51,398           361            --        51,759
                                                           --------      --------      --------      --------
          Total current liabilities .....................   121,310         4,942            --       126,252
Deferred revenue and taxes, less current portion ........     7,523           218            --         7,741
                                                           --------      --------      --------      --------
          Total liabilities .............................   128,833         5,160            --       133,993
                                                           --------      --------      --------      --------

Commitments and contingencies (Notes 8)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: one share
Common stock, $.01 par value:
  Authorized: 300,000,000 shares;
  Issued and outstanding 66,684,176 shares
 ........................................................       666            10            --           676
Additional paid-in capital ..............................   139,263         1,388            --       140,651
Other ...................................................       514            --            --           514
Retained earnings .......................................   188,480           528        10,050       199,058
                                                           --------      --------      --------      --------
          Total stockholders' equity ....................   328,923         1,926        10,050       340,899
                                                           --------      --------      --------      --------
          Total liabilities and stockholders' equity ....  $457,756      $  7,086      $ 10,050      $474,892
                                                           ========      ========      ========      ========


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31, 1996
                                                        -----------------------------------------------------------
                                                                        RESTATEMENT
                                                        AS PREVIOUSLY   FOR POOLING
                                                        REPORTED        TRANSACTIONS        OTHER      AS RESTATED
                                                        -------------   ------------      --------     ------------
Net revenue:
   Product                                                $343,940        $ 14,204        $     --         $358,144
   Services and support                                     77,854              --              --           77,854
                                                          --------        --------        --------         --------
Total revenue                                              421,794          14,204              --          435,998
                                                          --------        --------        --------         --------

 Cost of revenue:
   Product                                                  57,550           3,292              --           60,842
   Services and support                                     19,363              --              --           19,363
                                                          --------        --------        --------         --------
Total cost of revenue                                       76,913           3,292              --           80,205
                                                          --------        --------        --------         --------

Operating costs and expenses:
  Research and development                                  52,244           1,916              --           54,160
  Marketing and sales                                      122,638           3,758              --          126,396
  General and administrative                                30,315           2,912              --           33,227
  Amortization of intangibles                                3,169              --           4,350            7,519
  Acquisition and other related costs                       30,669              --          (7,800)          22,869
                                                          --------        --------        --------         --------
       Total operating costs and expenses                  239,035           8,586          (3,450)         244,171
                                                          --------        --------        --------         --------
          Income from operations                           105,846           2,326           3,450          111,622
Interest and other income, net                               9,548             311              --            9,859
                                                          --------        --------        --------         --------
          Income before provision for income taxes         115,394           2,637           3,450          121,481
Provision for income taxes                                  51,284             990              --           52,274
                                                          --------        --------        --------         --------
          Net income (loss)                               $ 64,110        $  1,647        $  3,450         $ 69,207
                                                          ========        ========        ========         ========

Net income (loss) per share - basic                       $   0.97                                         $   1.03
                                                          ========                                         ========
Shares used in per share calculation - basic                65,835           1,084                           66,919
                                                          ========        ========                         ========

Net income (loss)  per share - diluted                    $   0.89                                         $   0.94
                                                          ========                                         ========
Shares used in per share calculation - diluted              72,221           1,084                           73,305
                                                          ========        ========                         ========


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31, 1995
                                                        -----------------------------------------------------------
                                                                         RESTATEMENT
                                                        AS PREVIOUSLY    FOR POOLING
                                                        REPORTED         TRANSACTIONS      OTHER        AS RESTATED
                                                        -------------    ------------     --------      -----------
Net revenue:
   Product .............................................. $252,231        $  8,033        $     --         $260,264
   Services and support .................................   26,679              --              --           26,679
                                                          --------        --------        --------         --------
Total revenue ...........................................  278,910           8,033              --          286,943
                                                          --------        --------        --------         --------

 Cost of revenue:
   Product ..............................................   37,873           1,662              --           39,535
   Services and support .................................   10,849              --              --           10,849
                                                          --------        --------        --------         --------
Total cost of revenue ...................................   48,722           1,662              --           50,384
                                                          --------        --------        --------         --------

Operating costs and expenses:
  Research and development ..............................   36,771           1,044              --           37,815
  Marketing and sales ...................................   92,295           1,830              --           94,125
  General and administrative ............................   20,134           2,088              --           22,222
  Amortization of intangibles ...........................    1,356              --             600            1,956
  Acquisition and other related costs ...................   19,936              --          (7,200)          12,736
                                                          --------        --------        --------         --------
       Total operating costs and expenses ...............  170,492           4,962          (6,600)         168,854
                                                          --------        --------        --------         --------
          Income from operations ........................   59,696           1,409           6,600           67,705
Interest and other income, net ..........................    8,799              81              --            8,880
                                                          --------        --------        --------         --------
          Income before provision for income taxes ......   68,495           1,490           6,600           76,585
Provision for income taxes ..............................   26,154             665              --           26,819
                                                          --------        --------        --------         --------
          Net income .................................... $ 42,341        $    825        $  6,600         $ 49,766
                                                          ========        ========        ========         ========

Net income per share - basic                              $   0.67                                         $   0.76
                                                          ========                                         ========
Shares used in per share calculation - basic ............   63,651           1,484                           65,135
                                                          ========        ========                         ========

Net income per share - diluted                            $   0.62                                         $   0.71
                                                          ========                                         ========
Shares used in per share calculation - diluted ..........   68,693           1,484                           70,177
                                                          ========        ========                         ========

DESCRIPTION OF ADJUSTMENTS

RESTATEMENT FOR POOLING TRANSACTIONS - NOT PREVIOUSLY RECORDED

     The above adjustments reflect the acquisitions of Helix Software Company, Jade K.K., and Schuijers Holdings B.V., each in 1997, and FSA Corporation in 1996, for all periods presented. The Company originally included the financial statements of the acquired entities only in the quarter in which they were acquired, with an adjustment to retained earnings for prior periods. At the request of the SEC, the Company has restated all periods to reflect the historical financial statements of all these acquisitions.

RECLASSIFICATION OF ACQUISITION AND OTHER RELATED COSTS

In-process research and development charges:

     During 1995, 1996 and 1997, the Company completed a number of acquisitions in transactions accounted for by the purchase method. Purchase price allocations performed at the time of these acquisitions resulted in substantial allocations to in-process research and development for projects underway by the acquired companies which had not reached technological feasibility and which had no alternative future use. These allocations were performed following methods generally in use by technology companies based on appraisals at the time. Recent guidance published by the SEC has resulted in a general re-evaluation of the methodology used in such appraisals. Following a review of the Company's Form 10-K for the year ended December 31, 1997 by the SEC and subsequent discussions with the SEC, the Company has re-evaluated its allocations for these purchase transactions. The restatements included above reflect the adjustments to the in-process research and development write-offs resulting from such re-evaluations as follows:


                                                    As                      Additional
                                               Originally        As           Amount
                                                 Reported     Restated     Capitalized
                                                 --------     --------     -----------

Pretty Good Privacy                             $30,878        $ 3,937        $26,941
(acquired by Network Associates in 1997)
Cinco Networks, Inc                              23,688          5,234         18,454
(acquired by Network General in 1997)
Vycor Corporation                                 7,800             --          7,800
(acquired by McAfee in 1996)
AIM Technology                                    7,200             --          7,200
(acquired by Network General in 1995)

    As a result of these re-evaluations, amortization of goodwill and other intangibles resulting from these acquisitions for the years ended December 31, 1995, 1996 and 1997 increased from amounts previously reported by $600,000, $4.4 million and $6.7 million, respectively, and future amortization will be increased for the next six years as follows:

  Year Ended
 December 31,            Amount (in thousands)
 ------------            ---------------------
     1998                    $12,864
     1999                      9,114
     2000                      8,464
     2001                      8,464
     2002                      8,015
     2003                      1,793

Restatements relating to other acquisition charges:

    The Company has also made a number of other adjustments relating to its Acquisition and other related costs recorded in the fourth quarter of 1997 and to Amortization of intangibles recorded as a result of the in-process research and development related restatements. The table below shows these adjustments together with the adjustments to acquired in-process research and development:

DESCRIPTION (AMOUNTS IN `000S)                                                     1995             1996              1997
                                                                                ---------        ---------        -----------

Reclassification to revenue of provision for sales returns and other marketing programs in connection with name change
Included in this adjustment is a reclassification from accrued liabilities  to accounts receivable of $10.3 million. The
remaining $6.7 million was originally recorded as a reduction
in accounts receivable.                                                          $     --         $     --         $(17,000)

Adjustment to eliminate accrual for legal expenses in
connection with securing the Network Associates name (recorded in 1998).  This adjustment reduced accrued liabilities by the
same amount.                                                                           --               --           (1,600)


Reclassification to cost of revenue of obsolete inventory
charge in connection with the Network General merger.  This
adjustment reduced accrued liabilities and reduced prepaid
expenses by the same amount.                                                          --               --           (3,500)

Reclassification to marketing and sales expense and cost of
revenue of advertising expenses in connection with combined
new company following the Network General merger.                                     --               --           (5,899)

Adjustment to eliminate advertising expenses (recorded in
1998).  This adjustment increased prepaid expenses.                                   --               --           (4,825)

Reclassification to research and development expense of
contingent compensation related to Cinco Networks.                                    --               --          (17,653)

Restatement of acquired in-process research and development
This adjustment increased intangible and other assets by the same amount.         (7,200)          (7,800)         (45,395)
                                                                                --------         --------         --------
      Total adjustments to Acquisition and other related costs                  $ (7,200)        $ (7,800)        $(95,872)
                                                                                ========         ========         ========

Additional amortization resulting from the restatement of
acquired in process research and development.  This adjustment
reduced intangible and other assets by the same amount.                         $    600         $  4,350         $  6,731
                                                                                ========         ========         ========


The net effect of these adjustments was to reduce accrued liabilities by $15.4 million in 1997.

Contingent Compensation Related to Cinco Acquisition.

    The $18 million of compensation expense that occurred in the quarter ended December 31, 1997 resulted from an amendment of the purchase agreement between Network General and Cinco. The purchase agreement originally provided for $18 million in contingent payments based primarily on the timely satisfaction of certain technical and product development and revenue goals.

    As a result of the McAfee/Network General merger, significant changes in product directions were undertaken and it was believed that these changes and the related uncertainties would adversely impact the ability of the Cinco founders/selling stockholders to achieve the specified goals. Therefore, in order to retain the founders in the Company's employ, the purchase agreement was amended to remove the specified goals. Four of the five founders have continued with the Company. However, the consideration is payable whether the founders remain with the Company or not.

4. BUSINESS COMBINATIONS AND ACQUISITIONS:

Merger with Network General Corporation

    On December 1, 1997, the Company acquired Network General, a provider of network fault and performance management solutions for approximately 17.9 million shares of the common stock. The Company also assumed and exchanged all options to purchase Network General stock for options to purchase approximately
3.3 million shares of the Company's common stock. The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements have been restated to include the results of Network General for all periods presented. On December 2, 1997, in connection with the merger, McAfee changed its name to Networks Associates, Inc.

    Network General had a fiscal year ended March 31. Restated financial statements combine Network General results for the fiscal years ended March 31, 1997 and 1996 with the results for the years ended December 31, 1996 and 1995, respectively. In order to conform Network General's fiscal year end to the Company's fiscal year end, the consolidated statement of operations for the year ended December 31, 1997 includes the three months ended March 31, 1997 for Network

General which are also included in the consolidated statement of income for the year ended December 31, 1996. Revenue and net loss of Network General for such period were $68.0 million and $7 million respectively.

Separate and combined results of operations for the periods prior to the merger are as follows:

                                Nine Months Ended
                                  September 31,       Year Ended December 31,
                                     1997               1996             1995
                                   ---------         ---------        ---------
Revenues:
           McAfee                  $ 253,570         $ 195,330        $  98,098
           Network General         $ 190,928         $ 240,668        $ 188,845
                                   ---------         ---------        ---------
           Combined                $ 444,498         $ 435,998        $ 286,943
                                   =========         =========        =========

Net income (loss):
           McAfee                  $  83,907         $  44,114        $  22,341
           Network General         $ (15,310)        $  25,093        $  27,425
                                   ---------         ---------        ---------
           Combined                $  68,597         $  69,207        $  49,766
                                   =========         =========        =========

Net income (loss) per share
           McAfee                  $    1.54         $    0.81        $    0.44
                                   =========         =========        =========
           Network General             (0.86)             1.32             1.44
                                   =========         =========        =========
           Combined                $    0.94         $    0.94        $    0.71
                                   =========         =========        =========

   During 1997, 1996 and 1995, the Company acquired other companies or assets for common stock as poolings of interest or for cash and other consideration in purchase transactions. The financial statements have been restated for the companies acquired in poolings of interest. The following is a summary of such acquisitions:

                                                      Common stock issued         Purchase price of purchase
                                                     in poolings of interest           transactions
                                                     -----------------------           ------------

1997
Jade K.K....................................           336,071 shares
Schuijers Holdings B.V......................            63,721 shares
3DV Technology, Inc.........................                                            $20.0 million
Compusul Consultoria de Informatica, Ltd.                                           $2.6 million plus $1.0
                                                                                     million contingently
                                                                                          payable
Cinco Networks, Inc.........................                                            $26.0 million
Paradigm Agency Pty Ltd.....................                                             $2.3 million
Helix Software Company......................              550,000 shares
Pretty Good Privacy, Inc....................                                       $35 million and warrants
                                                                                 to purchase 250,000 shares
                                                                                     of common stock at $60
                                                                                           per share.
1996
Vycor Corporation............................                                             $9.0 million
Assets acquired from Interactive Distributed
Systems Software Gmbh........................                                             $2.1 million
FSA Corporation..............................           534,000 shares

1995
AIM Technology...............................                                             $7.2 million
IPE..........................................                                             $2.5 million
Assurdata....................................                                        $1.6 million plus a
                                                                                   warrant to purchase 33,750
                                                                                            shares of
                                                                                    common stock at $11.26
                                                                                            per share
Distribution rights from three German
distribution entities........................                                             $1.9 million

     3DV was acquired by Network General in March 1997. Due to the restatement of the financial statements to reflect the merger, the statement of operations of Network General for the three months ended March 31, 1997, and therefore the acquired in-process research and development write off in connection with the 3DV acquisition, has been included in the restated statement of operations for both the year ended December 31, 1997 and the year ended December 31, 1996.

     Of the total purchase price paid for the acquisitions treated as purchases in 1997, 1996 and 1995, the Company expensed (primarily as in-process R&D), in the year acquired, approximately $28.7 million, $21.6 million, and $4.1 million, respectively, and capitalized (primarily as developed technology and goodwill) approximately $54.9 million, $9.0 million and $8.9 million, respectively. Amounts are being amortized over 3 to 7 years.

     In connection with the acquisitions accounted for as a pooling of interests, the Company incurred direct transaction costs and other restructuring and related charges in the amount of $15.3 million in the year ended December 31, 1997.

     The following is a summary of the charges relating to these acquisitions together with charges for certain restructuring activities taken by the Company ($ 000's):

                       Direct                        Lease
                        Direct                      Benefits       Costs and
                     Transaction    Severance &      Asset        In-Process
                        Costs        Benefits      Writedowns         R&D           Other          Total
                       -------        -------        -------        -------        -------        -------
Network General        $15,347        $11,083        $18,916        $    --        $   603        $45,949
Helix                       --             --             --             --          1,874          1,874
Paradigm                    --             --             --                         2,330          2,330
PGP                         --             --             --          3,937                         3,937
Sybari                      --             --             --             --          1,100          1,100
Cinco                       --             --             --          5,234             --          5,234
3DV                         --             --             --         19,504             --         19,504
                       -------        -------        -------        -------        -------        -------
Total Charges          $15,347        $11,083        $18,916        $28,675        $ 5,907        $79,928
                       =======        =======        =======        =======        =======        =======

    Direct transaction costs included $10.5 million in investment banking fees, $3.7 million in legal and accounting fees, $709,000 in filing fees and $438,000 in other related charges. Lease costs and asset writedowns include $3.8 million related to the costs of closing approximately 35 facilities throughout the world and the disposal of excess and obsolete assets (generally computer equipment which did not comply with the Company's standards) of $15.1 million.

     The following table summarizes the activity in the reserves for Acquisition and other related costs (in thousands):

                                   Direct
                                 Transaction     Severance         Lease           Asset
                                   Costs         & Benefits        Costs         Write Downs       Other           Total
                                  --------        --------        --------        --------        --------        --------
Balance, December 31, 1996        $     --        $     --        $     --        $     --        $  2,708        $  2,708
Charged in the three months
ended December 31, 1997             15,347          11,083           3,842          15,074           5,907          51,253
Paid Out or Charged against
the related assets                  (7,297)           (386)             --         (13,209)         (5,722)        (26,614)
                                  --------        --------        --------        --------        --------        --------
Balance, December 31, 1997        $  8,050        $ 10,697        $  3,842        $  1,865        $  2,893        $ 27,347
                                  ========        ========        ========        ========        ========        ========

    The severance and benefits charges related to company-wide reductions in force following the Company's major acquisitions of Network General, PGP and Helix in the fourth quarter of approximately 186 employees across all employee groups. This termination plan, which took place in January 1998, was finalized and approved by management prior to December 31, 1997, identified the employees to be terminated and the benefit arrangements were communicated to employees on December 31, 1997. A limited number of employees were retained for a short period to help with the transition. Costs associated with these employees were charged to operations during the transition period.

    The lease costs represent an estimate of lease expense during the period prior to re-leasing the property together with losses on subleases, if any. The costs excluding amortization and leasehold improvements related to any facilities which were used by the Company during a short transition period were charged to operations. However, such charges were not material. Due to the immediate consolidation of facilities, depreciation allocable to these facilities during the transition period was also not material. Asset write downs comprised the write-off of leasehold improvements and the sale or abandonment of old and obsolete equipment which was discarded or sold for nominal value. To the extent that such equipment was used during the transition period, depreciation (which was not material) was charged to operations. Facilities identified for closure were available for sale or sublease as of December 31, 1997.

    The Company believes that the reserve balances remaining at December 31, 1997 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and other related costs in future periods.

    The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions of 3DV, Compusul, Cinco, Paradigm and PGP had occurred as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles, the write-off of in-process technology and the related income tax effects (dollars in thousands, except per share amounts):

                                         Year Ended
                                         December 31
                                  --------------------------
                                    1997             1996
                                  ---------        ---------
                                         (unaudited)
Revenue                           $ 611,605        $ 453,496
Net Income (loss)                 $  (1,808)       $  39,331
Net income (loss per share)       $   (0.02)       $    0.54

    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

    Acquisition and other related costs in 1996 principally comprise the write-off of acquired in-process research and development in connection with the acquisition of 3DV. This charge ($19.5 million) is also included in the 1997 Acquisition and other related costs due to the first quarter of 1997 being included in the Company's results in 1997 and 1996. Subsequent to the Network General merger in December 1997, all 3DV projects were terminated. The remaining $3.4 million of Acquisition and other related costs are comprised of $2.1 million recorded in connection with the acquisition of Interactive Distributed Systems Software GmbH and $1.3 million of transaction costs in connection with the acquisition of FSA.

    Acquisition and other related costs in 1995 comprise transaction costs in connection with the acquisitions of Saber ($6.8 million), Assurdata ($1.6 million) and IPE ($1.9 million) and transaction costs of $1.9 million in connection with the acquisition of distribution rights from three German distribution entities.

5. MARKETABLE SECURITIES:

    At December 31, 1997 and 1996, marketable securities are summarized as follows (in thousands):

1997:                                   Amortized        Aggregate       Unrealized
----                                      Cost          Fair Value          Gains
                                        ---------       ----------       ----------
Available-For-Sale-Securities
U.S. Government debt securities         $  6,014         $  6,021         $      7
Municipal debt securities                245,671          246,049              378
Corporate debt securities                 35,655           36,273              618
                                        --------         --------         --------
                                        $287,340         $288,343         $  1,003
                                        ========         ========         ========

    At December 31, 1997, all marketable debt securities have scheduled maturities of less than three years.

1996:                                  Amortized       Aggregate      Unrealized
                                         Cost          Fair Value        Gains
                                       ---------       ----------     ----------
                                                     (in thousands)
Held-to-Maturity Securities .
U.S. Government debt securities         $ 9,955         $ 9,955         $    --
Municipal debt securities                74,784          74,890             106
                                        -------         -------         -------
                                        $84,739         $84,845         $   106
                                        =======         =======         =======


                                        Amortized        Aggregate        Unrealized
                                          Cost          Fair Value      Gains (Losses)
                                        --------       -----------      --------------
                                                      (In thousands)
Available-for-Sale Securities
U.S. Government debt securities         $  1,002         $  1,000          $     (2)
Municipal debt securities                 85,084           85,014               (70)
Corporate debt securities                 10,171            9,759              (412)
                                        --------         --------          --------
                                        $ 96,257         $ 95,773          $   (484)
                                        ========         ========          ========

6.  DERIVATIVES

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

                                  Notional         Notional
                                    Value           Value          Unrealized
                                  Purchased          Sold          Gain/(loss)
                                  ---------        --------        -----------
Australian Dollar                 $     --         $    866          $     (2)

Canadian Dollar                         --            2,486                 8
Dutch Guilder                        2,900               --               (23)
Other European Currencies               --            8,878               (59)
                                  --------         --------          --------
                                  $  2,900         $ 12,230          $    (76)
                                  ========         ========          ========


7. BALANCE SHEET DETAIL (in thousands):

                                                      DECEMBER 31,
                                               ----------------------------
                                                 1997               1996
                                               ---------          ---------
Fixed assets:
  Furniture and fixtures .............         $  19,321          $  39,689
  Computers, demonstration and
     rental equipment ................            61,204             19,645
  Leasehold improvements .............             9,026              6,157
                                               ---------          ---------
                                                  89,551             65,491
  Less  accumulated  depreciation and
    amortization .....................           (60,981)           (36,630)
                                               ---------          ---------
                                               $  28,570          $  28,861
                                               =========          =========
Intangibles assets (see Note 2):
  Purchased technology ...............         $   6,678          $   3,516
  Other ..............................             1,261              1,261
  Goodwill ...........................            73,680             17,046
                                               ---------          ---------
                                                  81,619             21,823
  Less accumulated amortization ......           (19,019)           (10,772)
                                               ---------          ---------
                                                  62,600             11,051
Other assets .........................             3,846              2,057
                                               ---------          ---------
                                               $  66,446          $  13,108
                                               =========          =========
Accrued liabilities:
  Accrued compensation ...............         $  18,175          $  12,992
  Accrued acquisition and merger costs            27,347              2,708
  Cinco compensation payable .........            17,653                 --
  Accrued taxes ......................            29,298              2,403
  Other accrued expenses .............            33,210             21,749
                                               ---------          ---------
                                               $ 125,683          $  39,852
                                               =========          =========


8.  COMMITMENTS:

   LEASES

    The Company leases its operating facilities under non-cancelable operating leases through December 2001. In addition, the Company has leased certain equipment under various leases which expire no later than 1998.

    At December 31, 1997, future minimum payments under non-cancelable operating leases are as follows (in thousands):


YEAR ENDING DECEMBER 31,
------------------------
1998 ................        $ 15,460
1999 ................          15,440
2000 ................          14,696
2001 ................          12,271
2002 and thereafter..         115,306
                             --------
                             $173,173
                             ========

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

9.  NETWORK GENERAL SHARE REPURCHASE PROGRAM

    In July 1993, the Board of Directors of Network General authorized Network General to repurchase up to 1,666,800 shares of its common stock on the open market to satisfy commitments under its stock option and stock purchase plans. In fiscal year 1996, up to an additional 1,666,800 shares of the Network General common stock were authorized for repurchase for the same purpose. As of December 1, 1997, the Network General had repurchased and retired 1,954,323 shares at an aggregate cost of $92,574,000.

10.  EMPLOYEE BENEFIT PLANS:

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

11.  STOCKHOLDERS' EQUITY:

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

    In connection with the acquisition of FSA, the Company issued one share of Series A preferred stock. FSA has issued 325,062 shares of common stock which will be converted to the same number of shares of common stock of the Company by August 1998.

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

    Aggregate activity under stock option plans is as follows:

                                                                                 OUTSTANDING OPTIONS
                                                           ---------------------------------------------------------------------
                                        SHARES
                                       AVAILABLE            NUMBER OF         PRICE PER            AGGREGATE         WEIGHTED
                                       FOR GRANT             SHARES             SHARE                PRICE        AVG. EX. PRICE
                                       ---------           ----------        ------------         -------------   --------------
Balances, December 31, 1994            5,157,492            8,329,889        $ .00-$24.60         $  64,076,423        $ 7.69
Additional shares authorized           6,750,000                   --                  --                    --            --
Shares granted .............          (7,525,651)           7,525,651        $5.48-$48.00           114,919,788        $15.27
Shares exercised ...........                  --           (2,586,378)       $ .00-$34.13           (13,061,481)       $ 5.05
Shares canceled ............           1,609,600           (1,723,056)       $1.70-$46.80           (16,620,144)       $ 9.65
                                      ----------           ----------                              ------------
Balances, December 31, 1995            5,991,441           11,546,106        $ .00-$48.00           149,314,586        $12.93
Shares granted .............          (4,197,370)           4,197,370        $1.13-$65.69           134,948,924        $32.15
Shares exercised ...........                  --           (3,328,493)       $0.01-$48.00           (28,567,332)       $ 8.58
Shares canceled ............           1,528,694           (1,528,694)       $1.70-$60.30           (27,610,011)       $18.06
                                      ----------           ----------                              ------------
Balances, December 31, 1996            3,322,765           10,886,289        $ .01-$65.69           228,086,167        $20.95
Eliminate duplicate period .              55,318              148,985        $0.80-$60.30             1,017,800        $6.830
Additional shares authorized           7,850,000
Shares granted .............          (5,973,398)           5,973,398        $0.98-$60.30           260,853,796        $43.67
Shares exercised ...........                  --           (2,752,673)       $0.80-$60.30           (36,259,606)       $13.17
Shares canceled ............           2,721,278           (2,721,278)       $0.98-$66.63           (76,792,667)       $28.22
                                       ---------           ----------        ------------          ------------        ------
Balances, December 31, 1997            7,975,963           11,534,721        $0.98-$66.63          $376,905,490        $32.68
                                       =========           ==========        ============          ============        ======


    At December 31, 1997, a total of 2,963,535 options to purchase common stock were exercisable at an aggregate exercise price of $25.66.

    The following information regarding the stock option program and employee stock purchase programs is provided in compliance with SFAS 123, "Accounting for Stock Based Compensation". The Company has elected to continue accounting for such plans in accordance with APB No. 25.

                                                Options Outstanding                                     Options Exercisable
                               ---------------------------------------------------------      ------------------------------------
                                  Number          Weighted Average      Weighted Average        Number            Weighted Average
Range of                       Outstanding           Remaining             Exercisable        Exercisable             Exercise
Exercise Prices                at 12/31/97     Contractual Life (yrs)         Price           at 12/31/97               Price
---------------                -----------     ----------------------   ----------------      -----------         ----------------
$  0.98  -  $    8.37             718,198                6.98               $    5.50             381,147             $    5.06
$  8.89  -  $   11.11           1,487,544                7.38               $   10.00             451,723             $   10.17
$ 12.67  -  $   20.55             820,316                6.91               $   16.88             449,514             $   17.15
$ 20.67  -  $   31.50           1,131,303                7.76               $   24.52             477,187             $   24.71
$ 32.38  -  $   36.30             708,524                9.07               $   35.29             353,484             $   35.83
$ 38.55  -  $   39.30             946,969                8.82               $   38.93             280,078             $   38.85
$ 40.00  -  $   40.00           1,761,000                9.22               $   40.00               4,000             $   40.00
$ 40.25  -  $   43.95           1,419,522                9.42               $   42.65              94,368             $   41.47
$ 44.13  -  $   48.15           1,182,611                8.52               $   46.17             422,399             $   46.97
$ 49.38  -  $   66.63           1,358,734                9.38               $   55.02              49,635             $   51.92
                               ----------                                                       ---------
$  0.98  -  $   66.63          11,534,721                8.47               $   32.17           2,963,535             $   25.67
                               ==========                                                       =========


                                         Options Outstanding                                   Options Exercisable
                       ---------------------------------------------------------      ------------------------------------
                          Number          Weighted Average      Weighted Average        Number           Weighted Average
Range of               Outstanding           Remaining             Exercisable        Exercisable             Exercise
Exercise Prices        at 12/31/96     Contractual Life (yrs)         Price           at 12/31/96               Price
---------------        -----------     ----------------------   ----------------      -----------         ----------------

$ 0.80 - $ 6.03         1,700,597              7.55                $  3.44                643,152            $    3.28
$ 8.37 - $ 8.37           734,937              8.28                $  8.37                 49,809            $    8.37
$ 8.89 - $ 9.70         1,437,072              8.53                $  9.67                110,094            $    9.69
$10.95 - $20.01         2,243,669              8.03                $ 14.24                492,451            $   13.85
$20.33 - $37.55         2,209,395              8.69                $ 25.26                311,980            $   24.71
$38.10 - $38.55           315,773              9.45                $ 38.55                 33,632            $   38.54
$39.15 - $46.80         1,415,462              9.26                $ 42.64                163,131            $   42.38
$47.10 - $48.15           470,613              9.09                $ 47.90                 30,647            $   47.98
$49.50 - $65.69           358,771              9.73                $ 53.59                  1,997            $   55.94
                        ---------                                                         -------

$ 0.80  - $65.69       10,886,289              8.47                $ 20.94              1,836,893            $   15.20
                       ==========                                                       =========

    The fair market value of options granted has been calculated using the Black-Scholes option pricing model using the multiple option approach. A typical option grant vests over a four-year period. Parameters for the option analysis are listed below.

                              1995        1996        1997
                              ----        ----        ----
Risk free interest rate       5.50%       5.85%       5.39%
Expected life (yrs)              4           4           4
Volatility                    0.66        0.66        0.66
Dividend yield                   0           0           0


    The weighted average expected life of the option grants was estimated based on examination of previously exercised options over the life of the program. Volatility was estimated on a monthly basis since the company became public in October of 1992. The average volatility for the twelve months ending December 1997 and 36 month period from January 1995 through December 1997 was 66%. Since the volatility has been relatively stable one value was selected for all segments. The Company has not paid a dividend, and has no plans to do so.

    The weighted average fair value of options granted in 1997,1996 and 1995 was $27.85, $17.44 and $10.05 , respectively.

    The company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Program. Rights under this plan were also evaluated using the Black-Scholes option pricing model. The company's plan is described in Note 7. Purchase periods occur twice yearly and each effectively contains a 6 and 12 month option.

                              Feb. 1995   Aug. 1995   Feb. 1996   Aug. 1996   Feb. 1997   Aug. 1997
                              ---------   ---------   ---------   ---------   ---------   ---------
Risk Free Interest Rate       6.06%       5.47%       4.84%       5.73%       5.40%       5.44%
Expected Life                 6,12mos     6,12mos     6,12mos     6,12mos     6,12mos     6.12 mos
Volatility                    0.66        0.66        0.66        0.66        0.66        0.66
Dividend Yield                  --          --          --          --          --          --


    The weighted average fair value of options granted pursuant to the Employee Stock Purchase Program in 1997, 1996 and 1995 was $16.66 , $10.51 and $9.03,
respectively.

    The following pro forma income information has been prepared following the provisions of SFAS 123.

                                                            1997               1996            1995
                                                            ----               ----            ----
Net income (loss) - pro forma (thousands)                $  (31,205)       $   44,090       $   41,146

Net income (loss) per share - diluted  - pro forma       $    (0.43)       $     0.60       $     0.59

    The impact on pro forma earnings per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the company continues to grant stock options to new employees. This policy may or may not continue.

Warrants:

    Pursuant to the acquisition of PGP, the Company issued warrants to purchase 250,000 shares of common stock at a price of $60 per share, which expire, subject to certain extensions, on June 5, 1999, all of which were outstanding at December 31,

1997. In addition, warrants for the purchase of 4,227 shares of Common Stock issued in connection with the Company's 1995 acquisition of Assurdata were outstanding at December 31, 1997. The warrants issued pursuant to the acquisition of PGP were valued using the Black-Scholes model, using the following parameters: Stock price $50.44 (prior to a 3:2 stock split in May
1998); Exercise Price $60.00 (prior to the 3:2 stock split); Term 1 year; Volatility 66%; Annual dividend 0%; Discount rate 5.5%. The resulting valuation of the 250,000 warrants (prior to the 3:2 stock split) was $2,722,500, the total amount of which was included in the purchase price allocation.

12.  PROVISION FOR INCOME TAXES:

Taxable income from continuing operations from the years ended December 31, was earned in the following jurisdictions (in thousands):

                 1997             1996             1995
               ---------       ---------        ---------
Domestic       $  63,427       $ 123,935        $  74,318
Foreign           16,458          (2,454)           2,267
               ---------       ---------        ---------
               $  79,885       $ 121,481        $  76,585
               =========       =========        =========

    Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

YEARS ENDED DECEMBER 31,                   1997           1996            1995
                                         --------       --------        --------
Federal:
  Current payable ................       $ 24,784       $ 44,327        $ 23,779
  Deferred .......................         20,173         (3,856)         (2,992)
                                         --------       --------        --------
Total federal ....................         44,957         40,471          20,787
State:
  Current payable ................          6,477          9,878           5,530
  Deferred .......................          2,270             55             (38)
                                         --------       --------        --------
Total state ......................          8,747          9,933           5,492
                                         --------       --------        --------
Foreign ..........................          8,458          1,870             540
                                         --------       --------        --------
Provision for income taxes .......       $ 62,162       $ 52,274        $ 26,819
                                         ========       ========        ========

   Significant components of net deferred tax assets at December 31, are as follows (in thousands):

YEARS ENDED DECEMBER 31,                      1997            1996            1995
                                            --------        --------        --------
Deferred revenue ....................       $  1,387        $  1,865        $  4,753
In-process technology ...............          6,190           6,355           6,349
State taxes .........................          1,740           1,631             502
Accrued liabilities and reserves ....         26,939           8,690           5,292
Depreciation and amortization .......          5,727           3,868           2,927
Subsidiaries operating loss carryover         10,597             968           2,472
                                            --------        --------        --------
                                              52,580          23,377          22,295
Valuation allowance .................         (7,728)           (968)         (2,472)
                                            --------        --------        --------
                                            $ 44,852        $ 22,409        $ 19,823
                                            ========        ========        ========

Current portion .....................       $ 28,679        $ 10,188        $  5,794
Non-current portion .................         16,173          12,221          14,029
                                            --------        --------        --------
                                            $ 44,852        $ 22,409        $ 19,823
                                            ========        ========        ========

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

    U.S. income taxes were not provided for on a cumulative total of approximately $17,038,000 of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States. As of December 31, 1997, the unrecognized deferred tax liability for these earnings is approximately $5,963,000.

   The Company's effective tax rate on income before income taxes differs from the U.S. Federal and State statutory regular tax rates as follows:

YEARS ENDED DECEMBER 31,                              1997          1996         1995
                                                     -----         -----         -----
U.S. Federal statutory income tax rate .......        35.0%         35.0%         35.0%
State taxes, net of federal income tax benefit         4.7           5.9           5.1
Non deductible acquisition and other costs ...       43.84           7.5          3.72
Tax credits and other ........................       (5.73)        (5.37)         (8.8)
                                                     -----         -----         -----
                                                     77.81%        43.03%        35.02%
                                                     =====         =====         =====

13.  NET INCOME (LOSS) PER SHARE


   In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

                                                      Year Ended December 31,
                                                 -----------------------------------
                                                  1997          1996           1995
                                                 -------       -------       -------
NUMERATOR - BASIC AND DILUTED
Net income (loss)                                $17,723       $69,207       $49,766
                                                 =======       =======       =======
Net income (loss) available to common
stockholders                                     $17,723       $69,207       $49,766
                                                 =======       =======       =======

DENOMINATOR - BASIC
Weighted average common shares outstanding        69,161        66,919        65,135
                                                 =======       =======       =======
Basic net income (loss) per share                $  0.26       $  1.03       $  0.76
                                                 =======       =======       =======

DENOMINATOR - DILUTED
Denominator - Basic                               69,161        66,919        65,135
Effect of dilutive securities:
Common stock options                               3,844         6,386         5,042
                                                 -------       -------       -------
                                                  73,005        73,305        70,177
                                                 =======       =======       =======
Diluted net income (loss) per share              $  0.24       $  0.94       $  0.71
                                                 =======       =======       =======

14.  BUSINESS SEGMENT INFORMATION:

   The Company operates in one industry segment and markets and services its products in the United States and in foreign countries through its own direct sales organization and through independent agents and distributors. In 1997, foreign operations accounted for approximately 29% of the Company's net revenue, but less than 10% of the Company's net income, and identifiable assets. No one customer accounted for more than 10% of net revenue during fiscal 1997, 1996 and 1995.

   Net revenue information by geographic area is as follows (in thousands):

                           YEAR ENDED DECEMBER 31,
                    --------------------------------------
                      1997           1996           1995
                    --------       --------       --------
North America       $426,558       $328,889       $214,910
International        174,245        107,109         72,033
                    --------       --------       --------
                    $600,803       $435,998       $286,943
                    ========       ========       ========

15.  LITIGATION

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

    On May 13, 1997, Trend Micro Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both the Company and Symantec Corporation. Trend alleges that the Company's "WebShield" and "GroupShield" products infringe a Trend patent which issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, the Company filed its answer denying any infringement. The Company also filed a counterclaim accusing Trend of unfair competition, false advertising, trade libel, and interference with prospective economic advantage. On September 19, 1997, Symantec Corporation filed a motion to sever Trend's case against the Company and Symantec Corporation. The Company did not oppose Symantec's motion to sever, other than to recommend a joint hearing on patent claim interpretation. On December 19, 1997, the Court granted Symantec's motion to sever Trend's case against the Company and Symantec Corporation, but adopted the Company's recommendation regarding a joint hearing on patent claim interpretation. Thus, there will be separate lawsuits as between Trend and the Company, and Trend and Symantec. The exact terms of the severance order have not yet been approved by the Court, and the Court has yet to reset key dates for discovery and trial going forward in the two cases. The Company anticipates that the Court will shortly reset the date for the joint patent claim interpretation hearing for late June or July, 1998. Thirty days after the joint patent claim interpretation hearing, the Court has indicated it will set further dates for discovery and trial.

    On May 6, 1997, RSA Data Security, Inc. ("RSA") filed a lawsuit against Pretty Good Privacy, Inc., a wholly owned subsidiary of the Company since December 18, 1997 ("PGP"), in San Mateo County Superior Court. RSA seeks a declaration from the court that certain paragraphs of a license agreement between PGP and Public Key Partners (the "License Agreement") have been terminated and certain other paragraphs have survived RSA's purported termination of the License Agreement. RSA, which purports to act on behalf of Public Key Partners, also seeks an accounting of PGP's sales of products subject to the License Agreement. PGP denies that RSA has the authority to act on behalf of Public Key Partners, and denies that the License Agreement has been breached or terminated in whole or in part. On May 22, 1997, PGP filed a motion to compel arbitration of the action pursuant to an arbitration clause in the License Agreement. PGP's motion was granted on October 9, 1997. The Court stayed the state court proceedings and ordered the action to arbitration. The arbitration proceedings are in the preliminary stages.

    On October 14, 1997, RSA filed a patent infringement lawsuit against PGP in the United States District Court for the Northern District of California. RSA alleges PGP has infringed one of the patents which was licensed to PGP under the License Agreement. On November 4, 1997, PGP moved to stay the federal action, or, in the alternative, compel it to arbitration. On December 23, 1997, RSA filed a motion to amend its complaint to include the Company as a defendant.

PGP's motion to stay and RSA's motion to amend its complaint are scheduled to be heard by the federal court in February 1998.

    On September 15, 1997, the Company was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that a product of the Company infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The case is in discovery.

    Although the Company has not been served in any suit, three companies (including Network Associates Corporation in California and Network Associates, Inc. in Oregon) have made claims (including various trademark claims) or demands with respect to the Company's use of the name Network Associates.

16.  RECENT ACCOUNTING PRONOUNCEMENTS

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



17.  SUBSEQUENT EVENTS:

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

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 15th day of April, 1999.

NETWORKS ASSOCIATES, INC.


/s/ William L. Larson
----------------------------------
William L. Larson
Chief Executive Officer and
Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

               SIGNATURE                                 TITLE
               ---------                                 -----
     /s/   William L. Larson                 Chief Executive Officer and
----------------------------------           Chairman of the Board (Principal
     (William L. Larson)                     Executive Officer)


     /s/   Leslie G. Denend                  Director
----------------------------------
     (Leslie G. Denend)

     /s/   Prabhat K. Goyal                  Vice President of Administration,
----------------------------------           Chief  Financial Officer, Treasurer
     (Prabhat K. Goyal)                      and Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

     /s/   Virginia Gemmell                  Director
----------------------------------
     (Virginia Gemmell)


     /s/   Edwin L. Harper                   Director
----------------------------------
     (Edwin L. Harper)

SCHEDULE II

NETWORKS ASSOCIATES, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)

                                        BALANCE    ADDITIONS    DEDUCTIONS   BALANCE AT
                                          AT       CHARGED TO                  END OF
                                       BEGINNING    EXPENSE                    PERIOD
                                       OF PERIOD
Year Ended December 31, 1997(1)
Allowance for Doubtful Accounts         4,206        2,129       (2,673)        3,662
Year Ended December 31, 1996(2)
Allowance for Doubtful Accounts         3,429        2,785       (2,137)        4,077
Year Ended December 31, 1995(3)
Allowance for Doubtful Accounts         2,333        1,837         (741)        3,429


(1) Includes Network General balance sheet data as at December 31, 1997
(2) Includes Network General balance sheet data as at March 31, 1997
(3) Includes Network General balance sheet data as at March 31, 1996

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders
Networks Associates, Inc.:

Our report on the consolidated financial statements of Networks Associates, Inc. and subsidiaries is included on page 43 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 42 of this Form
10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





PRICEWATERHOUSECOOPERS LLP



San Jose, California
January 20, 1998 except for
the matters discussed in Note 17 as to which the date is February 10, 1998 and
Note 3 as to which the date is March 31, 1999

                                INDEX TO EXHIBITS


Exhibit No.                               Exhibit Title                                 Page No.
-----------                               -------------                                 --------
 2.1            Agreement and Plan of Reorganization, dated as of October 13,
                1997, among McAfee Associates, Inc., Mystery Acquisition Corp.
                and Network General Corporation, as amended by the First
                Amendment thereto, dated as of October 22, 1997.(5)

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

 2.4 Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA
                Acquisition Corp.(4)

 2.5 Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp., incorporated by reference to the Report on Form 8-K of the Registrant as filed with the Securities and Exchange Commission on December 11, 1997 (the "December 11, 1997 Form 8-K").(5)

 4.1            Registration Rights Agreement dated January 13, 1996 between the
                Registrant and all the shareholders of Jade.(2)

 4.2            Registration Rights Agreement dated August 30, 1996 between the
                Registrant and Daniel Freedman.(1)

 4.3 Registration Rights Agreement dated February 27, 1997 between the Registrant and the shareholders of Schuijers.(5)

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

10.12           Sublease Agreement for facility at 2805 Bowers Avenue, Santa
                Clara, California, dated as of February 20, 1997, by and between McAfee Associates, Inc. and National Semiconductor Corporation, incorporated by reference to Exhibit 10.51 of the Form 10-Q of McAfee Associates, Inc. for the Quarter ended June 30, 1997.(5)

10.13           Lease Agreement dated November 17, 1997 for facility at 3965
                Freedom Circle, Santa Clara, California by and between Informix
                Corporation and McAfee Associates, Inc.(4)

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

10.16           Lease dated November 22, 1996 by and between Birk S. McCandless,
                LLC and Informix Corporation for facility at 3965 Freedom
                Circle, Santa Clara, California.

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

10.19 Change in control agreement between the Company and Dennis Cline dated April 14, 1995 incorporated by reference to Exhibit 10.2 of the Company's Registration Statement No. 93296 on Form S-4
                (the "S-4").

10.20           Change in control agreement between the Company and Peter
                Watkins May 1, 1995 incorporated be reference to Exhibit 10.6 of the S-4.

10.21           Change in control agreement between the Company and William L.
                Larson dated April 14, 1995 incorporated by reference to the
                Exhibit 10.7 of the S-4.

10.22           Change in control agreement between the Company and Prabhan K.
                Goyal incorporated by reference to Exhibit 10.43 of the Company's Form 10-Q for the quarter ended June 30, 1996.

21.1            Subsidiaries of Networks Associates, Inc.

23.2            Consent of PricewaterhouseCoopers LLP.

24.1            Power of Attorney (included in Part II of this Registration
                Statement under the caption "Signatures").

27.1            Financial Data Sheet


(1) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 1996.

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 1997.

(3) Network General's filings with the Commission were made under File Number 0-17431.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-3, filed with the Commission on February 12, 1998.

(5) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on February 17, 1998.

* Management contracts or compensatory plans or arrangements covering executive officers or directors Networks Associates, Inc.