Form 10-Q/A
period 1998-03-31
NETWORKS ASSOCIATES INC/
filed 1999-04-15
CIK 890801

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-Q/A

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


                               2805 Bowers Avenue
                          Santa Clara, California 95054
                                 (408) 988 3832
                 (Former address, if changed since last report)

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

        114,732,687 shares of the registrant's common stock, $0.01 par value, were outstanding as of April 30, 1998 (after giving effect to a 3:2 stock split to be effected by a stock dividend payable on or about May 20, 1998)

                        THIS DOCUMENT CONTAINS 52 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 48.

                           NETWORKS ASSOCIATES, INC.
                          FORM 10-Q/A, March 31, 1998



                                 C O N T E N T S

Item Number                                                                                 Page
-----------                                                                                 ----

                                  PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets:
               March 31, 1998 and December 31, 1997............................................3
             Condensed Consolidated Statements of  Income:
               Three months ended March 31, 1998 and 1997......................................4
             Condensed Consolidated Statements of Cash Flows:
               Three months ended March 31, 1998 and 1997 .....................................5
             Notes to Condensed Consolidated Financial Statements..............................6


Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................................19



                                    PART II:  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................................46

SIGNATURES ...................................................................................47

EXHIBIT INDEX ................................................................................48

                            NETWORKS ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                             (AS RESTATED NOTE 2.)
                                                                            March 31,       December 31,
                                                                             1998               1997
                                                                           ----------         ----------
                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                                $  190,983         $  124,288
  Marketable securities                                                       436,474            124,012
  Accounts receivable, net of allowances for doubtful
      accounts and returns  of $4,129 and $3,662 at March 31, 1998
      and December 31, 1997                                                   132,633            115,388
  Prepaid expenses, taxes and other                                            72,506             58,945
                                                                           ----------         ----------
       Total current assets                                                   832,596            422,633
Marketable securities                                                         155,001            109,184
Fixed assets, net                                                              37,241             28,684
Deferred taxes                                                                 12,633             16,173
Intangibles and other assets                                                   62,277             66,446
                                                                           ----------         ----------
       Total assets                                                        $1,099,748         $  643,120
                                                                           ==========         ==========
                                  LIABILITIES
Current liabilities:
  Accounts payable                                                         $   22,682         $   18,879
  Accrued liabilities                                                         118,231            125,888
  Deferred revenue                                                             77,420             69,464
                                                                           ----------         ----------
       Total current liabilities                                              218,333            214,231
  Deferred revenue and taxes, less current portion                             14,512             13,186
   Long term debt and other liabilities                                       354,663                 --
                                                                           ----------         ----------
       Total liabilities                                                      587,508            227,417
                                                                           ----------         ----------

                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
    authorized:  5,000,000 shares
Common stock, $.01 par value;
    authorized:  300,000,000 shares; issued and
    outstanding: 107,504,225 shares at March 31, 1998 and
      104,913,063 shares at December 31, 1997                                   1,075              1,049
Additional paid-in capital                                                    253,396            190,659
Retained earnings                                                             257,769            223,995
                                                                           ----------         ----------
       Total stockholders' equity                                             512,240            415,703
                                                                           ----------         ----------
         Total liabilities and stockholders' equity                        $1,099,748         $  643,120
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

                            NETWORKS ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (in thousands, except per share data)


                                                            (AS RESTATED NOTE 2.)
                                                            Three Months Ended
                                                                   March 31,
                                                         -------------------------
                                                           1998             1997
                                                         --------         --------
Net revenue                                              $188,415         $143,471

Operating costs and expenses:
   Cost of net revenue                                     34,163           25,928
   Research and development                                25,525           18,125
   Marketing and sales                                     63,309           41,169
   General and administrative                              11,172            9,886
   Amortization of intangibles                              4,158            1,354
   Acquisition and other related costs                         --           19,504
                                                         --------         --------
        Total operating costs and expenses                138,327          115,966
                                                         --------         --------
          Income from operations                           50,088           27,505
Interest and other income and expense, net                  4,765            2,907
                                                         --------         --------
        Income before provision for income taxes           54,853           30,412
Provision for income taxes                                 20,959           18,053
                                                         --------         --------
          Net income                                     $ 33,894         $ 12,359
                                                         ========         ========

Net income per share - basic                             $   0.32         $   0.12
                                                         --------         --------
Shares used in per share calculation - basic              106,952          102,032
                                                         ========         ========
Net income per share - diluted                           $   0.30         $   0.11
                                                         ========         ========
Shares used in per share calculation - diluted            112,304          109,481
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

                            NETWORKS ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       (AS RESTATED NOTE 2.)
                                                                       Three Months Ended
                                                                           March 31,
                                                                   ----------------------------
                                                                      1998               1997
                                                                   ---------          ---------
  Cash flows from operating activities:
  Net income                                                       $  33,894          $  12,359
  Adjustments to reconcile net income to net cash
     provided from operating activities:
    Acquired in-process research and development                         --              19,504
    Depreciation and amortization                                      7,872              5,854
  Interest on convertible notes                                        2,498                 --
    Unrealized gain/loss on investments                                1,252               (242)
  Deferred taxes                                                       3,540             (3,307)
    Changes in assets and liabilities:
      Accounts receivable                                            (17,245)           (11,187)
       Prepaid expenses, taxes and other                              (4,890)             4,165
        Accounts payable and accrued liabilities                       2,027              4,425
       Deferred revenue                                                9,282              8,604
      Other                                                               --               (197)
                                                                   ---------          ---------
       Net cash provided by operating activities                      38,230             39,978
                                                                   ---------          ---------
Cash flows from investing activities:
  Purchase of intangibles                                                 --                 (9)
   Purchases of investment securities, net                          (358,279)           (17,587)
   Additions to fixed assets                                         (12,202)            (9,740)
                                                                   ---------          ---------
       Net cash used in investing activities                        (370,481)           (27,336)
                                                                   ---------          ---------
Cash flows from financing activities:
   Effect of exchange rate fluctuations                               (2,920)              (250)
   Sale of convertible debentures                                    337,624                 --
   Stock option exercises                                             43,244             14,839
   Tax benefit from exercise of nonqualified stock options            20,998             13,825
   Repurchase of common stock                                             --            (16,378)
                                                                   ---------          ---------
       Net cash provided by financing activities                     398,946             12,036
                                                                   ---------          ---------
Net increase in cash and cash equivalents                             66,695             24,678
Cash and cash equivalents at beginning of period                     124,288            121,365
                                                                   ---------          ---------
Cash and cash equivalents at end of period                         $ 190,983          $ 146,043
                                                                   =========          =========

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                            NETWORKS ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation:

      During the three months ended March 31, 1998, the Company completed the acquisitions of Syscon (Proprietary) Limited ("Syscon") and Nordic Lantools OY and Nordic Lantools AB (together "Nordic"). All of these acquisitions were accounted for under the pooling of interests method of accounting. Financial data of the Company has been restated to reflect these acquisitions for all periods presented.

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

2.    Restatement

      After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has restated the accompanying consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998. The financial statements have been restated to reflect a change in the purchase price allocation and related amortization of intangibles for acquisitions accounted for by the purchase method of accounting in 1997 (Cinco Networks, Inc., and Pretty Good Privacy, Inc), as well as two smaller acquisitions in 1995 and 1996 (AIM Technology and Vycor Corporation, respectively). The Company has also revised the original accounting for several previously reported small acquisitions accounted for under the poolings of interests method of accounting and for certain other adjustments to the acquisition and related costs charge taken in the fourth quarter of 1997. The following schedules summarize these restatements.

                            NETWORKS ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                               ASSETS

                                                                                      MARCH 31, 1998
                                                                   --------------------------------------------------
                                                                   AS PREVIOUSLY
                                                                      REPORTED            OTHER           AS RESTATED
                                                                    ----------         ----------          ----------
       Current assets:
         Cash and cash equivalents ...........................      $  190,983         $       --          $  190,983
         Short term marketable securities ....................         436,474                 --             436,474
         Accounts receivable, net of allowance
           for doubtful accounts of $4,129 ...................         139,624             (6,991)            132,633
         Prepaid expenses, taxes and other current assets ....          74,555             (2,049)             72,506
                                                                    ----------         ----------          ----------
                 Total current assets ........................         841,636             (9,040)            832,596
       Long term marketable securities .......................         155,001                 --             155,001
       Fixed assets, net .....................................          37,241                 --              37,241
       Deferred taxes ........................................          12,633                 --              12,633
       Intangible and other assets ...........................          16,925             45,352              62,277
                                                                    ----------         ----------          ----------
                 Total assets ................................      $1,063,436         $   36,312          $1,099,748
                                                                    ==========         ==========          ==========

                                              LIABILITIES
       Current liabilities:
         Accounts payable ....................................      $   22,682         $       --              22,682
         Accrued liabilities .................................         129,374            (11,143)            118,231
         Deferred revenue ....................................          77,420                 --              77,420
                                                                    ----------         ----------          ----------
                 Total current liabilities ...................         229,476            (11,143)            218,333
         Deferred revenue and taxes less current portion .....          14,512                 --              14,512
         Long term debt and other liabilities ................         354,663                 --             354,663
                                                                    ----------         ----------          ----------
                 Total liabilities                                     598,651            (11,143)            587,508

                                          STOCKHOLDERS' EQUITY
       Preferred stock, $.01 par value:
         Authorized: 5,000,000 shares;
         Issued and outstanding: one share
       Common stock, $.01 par value:
         Authorized: 300,000,000 shares;
         Issued and outstanding: 107,504,225 shares ..........           1,075                 --               1,075
       Additional paid-in capital ............................         253,396                 --             253,396
       Retained earnings .....................................         210,314             47,455             257,769
                                                                    ----------         ----------          ----------
                 Total stockholders' equity ..................         464,785             47,455             512,240
                                                                    ----------         ----------          ----------
                 Total liabilities and stockholders' equity ..      $1,063,436         $   36,312          $1,099,748
                                                                    ==========         ==========          ==========

                            NETWORKS ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             QUARTER ENDED MARCH 31, 1998
                                                                 ----------------------------------------------
                                                                 AS PREVIOUSLY
                                                                    REPORTED          OTHER          AS RESTATED
                                                                 --------------      --------        -----------

Net revenue ...................................................     $188,415         $     --          $188,415

Operating costs and expenses:
  Cost of net revenue .........................................       34,163               --            34,163
  Research and development ....................................       25,525               --            25,525
  Marketing and sales .........................................       56,556            6,753            63,309
  General and administrative ..................................       11,172               --            11,172
  Amortization of intangibles .................................          792            3,366             4,158
  Acquisition and other related costs .........................           --               --
                                                                    --------         --------          --------
       Total operating costs and expenses . ...................      128,208           10,119           138,327
                                                                    --------         --------          --------
          Income from operations ..............................       60,207          (10,119)           50,088
Interest and other income, net ................................        4,765                              4,765
                                                                    --------         --------          --------
          Income before provision for
income taxes ..................................................       64,972          (10,119)           54,853
Provision for income taxes ....................................       23,390           (2,431)           20,959
                                                                    --------         --------          --------
          Net income (loss) ...................................     $ 41,582         $ (7,688)         $ 33,894
                                                                    ========         ========          ========

Net income (loss) per share - basic ...........................     $   0.39                           $   0.32
                                                                    ========                           ========
Shares used in per share calculation - basic ..................      106,952                            106,952
                                                                    ========                           ========

Net income (loss)  per share - diluted ........................     $   0.37                           $   0.30
                                                                    ========                           ========
Shares used in per share calculation - diluted ................      116,084                            112,304
                                                                    ========                           ========

                            NETWORKS ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                                 DECEMBER 31, 1997
                                                           --------------------------------------------------------------
                                                                             RESTATEMENT
                                                           AS PREVIOUSLY     FOR POOLING
                                                              REPORTED       TRANSACTIONS       OTHER          AS RESTATED
                                                             --------         --------         --------          --------
Current assets:
  Cash and cash equivalents .............................    $123,494         $    794         $     --          $124,288
  Short term marketable securities ......................     123,882              130               --           124,012
  Accounts receivable, net of allowance
    for doubtful accounts of $3,662 .....................     125,284              404          (10,300)          115,388
  Prepaid expenses, taxes and other
current assets ..........................................      57,612                8            1,325            58,945
                                                             --------         --------         --------          --------
          Total current assets ..........................     430,272            1,336           (8,975)          422,633
Long term marketable securities .........................     109,184               --               --           109,184
Fixed assets, net .......................................      28,570              114               --            28,684
Deferred taxes ..........................................      16,173               --               --            16,173
Intangible and other assets .............................      17,732               --           48,714            66,446
                                                             --------         --------         --------          --------
          Total assets ..................................    $601,931         $  1,450         $ 39,739          $643,120
                                                             ========         ========         ========          ========

                            LIABILITIES
Current liabilities:
  Accounts payable ......................................    $ 18,439         $    440         $     --            18,879
  Accrued liabilities ...................................     141,083              205          (15,400)          125,888
  Deferred revenue ......................................      69,464               --               --            69,464
                                                             --------         --------         --------          --------
          Total current liabilities .....................     228,986              645          (15,400)          214,231
  Deferred revenue and taxes, less current portion ......      13,186               --               --            13,186
                                                             --------         --------         --------          --------
          Total liabilities .............................     242,172              645          (15,400)          227,417

                       STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: one share
Common stock, $.01 par value:
  Authorized: 300,000,000 shares;
  Issued and outstanding: 104,913,063 shares ............       1,049               --               --             1,049
Additional paid-in capital ..............................     190,643               16               --           190,659
Retained earnings .......................................     168,067              789           55,139           223,995
                                                             --------         --------         --------          --------
          Total stockholders' equity ....................     359,759              805           55,139           415,703
                                                             --------         --------         --------          --------
          Total liabilities and stockholders' equity ....    $601,931         $  1,450         $ 39,739          $643,120
                                                             ========         ========         ========          ========

                            NETWORKS ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                QUARTER ENDED MARCH 31, 1997
                                                          -----------------------------------------------------------------
                                                                           RESTATEMENT
                                                         AS PREVIOUSLY    FOR POOLING
                                                           REPORTED        TRANSACTIONS          OTHER          AS RESTATED
                                                           ---------         ---------         ---------          ---------
Net revenue .............................................  $ 141,362             2,109                --          $ 143,471

Operating costs and expenses:
  Cost of net revenue ...................................     25,514               414                --             25,928
  Research and development ..............................     17,908               217                --             18,125
  Marketing and sales ...................................     40,613               556                --             41,169
  General and administrative ............................      9,534               352                --              9,886
  Amortization of intangibles ...........................        104                --             1,250              1,354
  Acquisition and other related costs ...................     19,504                --                --             19,504
                                                           ---------         ---------         ---------          ---------
       Total operating costs and expenses . .............    113,177             1,539             1,250            115,966
                                                           ---------         ---------         ---------          ---------
          Income from operations ........................     28,185               570            (1,250)            27,505
Interest and other income, net ..........................      2,897                10                --              2,907
                                                           ---------         ---------         ---------          ---------
          Income before provision for income taxes ......     31,082               580            (1,250)            30,412
Provision for income taxes ..............................     17,811               242                --             18,053
                                                           ---------         ---------         ---------          ---------
          Net income (loss) .............................  $  13,271         $     338         $  (1,250)         $  12,359
                                                           =========         =========         ---------          ---------

Net income (loss) per share - basic .....................  $    0.13                                              $    0.12
                                                           =========                                              =========
Shares used in per share calculation - basic.............    101,450               582                              102,032
                                                           =========         =========                            =========

Net income (loss)  per share - diluted ..................   $   0.12                                              $    0.11
                                                           =========                                              =========
Shares used in per share calculation - diluted ..........    108,899               582                              109,481
                                                           =========         =========                            =========

DESCRIPTION OF ADJUSTMENTS

   RESTATEMENT FOR POOLING TRANSACTIONS - NOT PREVIOUSLY RECORDED

   The above adjustments reflect the acquisitions of Syscon and Nordic (acquired in 1998) and Helix Software Company (acquired in December 1997), for all periods presented. The Company originally included the financial statements of the acquired entities only in the quarter in which they were acquired, with an adjustment to retained earnings for prior periods. At the request of the SEC, the Company has restated all periods to reflect the historical financial statements of all these acquisitions.

   RESTATEMENT FOR ACQUISITION AND OTHER RELATED COSTS:

  In-process research and development charges:

    During 1997, the Company completed a number of acquisitions in transactions accounted for by the purchase method. Purchase price allocations performed at the time of these acquisitions resulted in substantial allocations to in-process research and development for projects underway by the acquired companies which had not reached technological feasibility and which had no alternative future use. These allocations were performed following methods generally in use by technology companies based on appraisals at the time. Recent guidance published by the SEC has resulted in a general re-evaluation of the methodology used in such appraisals. Following a review of its Form 10-K for the year ended December 31, 1997 by the SEC and subsequent discussions with the SEC, the Company has re-evaluated its allocations for purchase transactions in 1997. The restatements included above reflect the adjustments to the in-process research and development write-offs resulting from such re-evaluations as follows:


                                                    As                   Additional
                                                Originally      As         Amount
                                                 Reported    Restated    Capitalized
                                                  $'000        $'000        $'000
                                                 ------       -------     ----------
Cinco
(acquired by Network General in 1997)            23,688        5,234         18,454
Pretty Good Privacy
(acquired by Network Associates in 1997)         30,878        3,937         26,941
Vycor
(acquired by McAfee in 1996)                      7,800           --          7,800
AIM
(acquired by Network General in 1995)             7,200           --          7,200

   Restatements relating to other acquisition charges:

        The Company has also made a number of other reclassifications relating to acquisitions made in 1997 as follows:

                                                                                 THREE MONTHS
                                                                                     ENDED
   DESCRIPTION OF RECLASSIFICATION                                              MARCH 31, 1998
   -------------------------------                                                  $'000
                                                                                --------------
   Reclassification of TV advertising costs incurred in 1998 related to the Network General merger and related name change, previously charged to acquisition and other related costs in 1997, to marketing
   expense in 1998.                                                                    4,825

   Reclassification of TV advertising costs incurred in 1998 related to the Network General merger and related name change, previously charged to acquisition and other related costs in the quarter ended
   March 31, 1998, to marketing expense in 1998.                                       1,928
                                                                                    --------

   Total adjustments to marketing and sales expense                                   $6,753
                                                                                    ========


        The net increase to Intangible and other assets of $45.4 million is comprised of the adjustments to in-process research and development for 1997, 1996 and 1995 of $60.4 million reduced by the total accumulated amortization of $15.0 million.

        As a result of the re-evaluations of the purchase transactions above, amortization of goodwill and other intangibles resulting from these acquisitions for the three months ended March 31, 1998 was increased from amounts previously reported by $3.4 million, and future amortization will be increased for the next 5 years as follows:


   Year Ended                 Amount
   December 31,               $'000
   ------------               -----
   Nine months
   ended 12/31/98             9,502
   1999                       9,114
   2000                       8,464
   2001                       8,464
   2002                       8,015
   2003                       1,793

3.     Recent Accounting Pronouncements

       In October 1997, the AICPA issued Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition, " which the Company has adopted for transactions entered into during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes previous guidance provided by SOP91-1, "Software Revenue Recognition." Under SOP 97-2, revenue from product licenses are recognized when a signed agreement or other persuasive evidence of an arrangement exists, the software or system has been shipped (or software has been electronically delivered), the license fee is fixed and determinable, and collection of the resulting receivable is probable. For contracts with multiple elements/obligations, (e.g. software products, upgrades/enhancements, maintenance and services), revenue is allocated to each element of the arrangement based on the Company's evidence of fair value as determined by the amount charged when the element is sold separately. Maintenance revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Revenue on rental units under operating leases and service agreements is recognized over the term of the rental agreement or the period during which services are expected to be performed. Revenue generated from products sold through traditional channels where the right of return exists is reduced by reserves for estimated sales returns.

        In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of any resulting final amendments related to the deferred provisions of SOP 97-2. Because of the uncertainties related to the outcome of these proceedings, the impact, if any, on future financial results of the Company is not currently determinable. Adoption of the remaining provisions of SOP 97-2 as amended, did not have a material impact on revenue recognition during the first quarter of 1998.

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

4.  Net Income Per Share

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share calculations is provided as follows (in thousands, except per share amounts):


                                                             Three Months Ended
                                                                   March 31,
                                                           -------------------------
                                                             1998             1997
                                                           --------         --------
Numerator - basic
Net income                                                 $ 33,894         $ 12,359
                                                           ========         ========
Numerator - diluted
Net income                                                 $ 33,894         $ 12,359
Interest on convertible debentures, net of tax (1)               --               --
                                                           --------         --------
Net income available to common stockholders                $ 33,894         $ 12,359
                                                           ========         ========

Denominator - basic
Basic weighted average common shares outstanding            106,952          102,032
                                                           ========         ========
Denominator - diluted
Basic weighted average common shares outstanding            106,952          102,032
Effect of dilutive securities:
  Common stock options                                        5,352            7,449
Diluted weighted average shares                             112,304          109,481
                                                           ========         ========

Net income per share - basic                               $   0.32         $   0.12
                                                           ========         ========
Net income per share - diluted                             $   0.30         $   0.11
                                                           ========         ========


(1) Convertible debt interest and related as-if converted shares are excluded from the restated calculation as they are anti-dilutive.

5.  Convertible Debentures

               On February 13, 1998, the Company completed a private placement of zero coupon convertible subordinated Debentures due in 2018 (the "Debentures"). The Debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to the Company of approximately $337.6 million. The initial price to the public for the Debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the bonds of 4.75% (on a semi-annual bond equivalent basis). The debentures are convertible into Common Stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $45.80 per share. The Debentures are subordinated in right of payment to all existing and future Senior Indebtedness (as defined) and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. The Debentures may be redeemed for cash at the option of the Company beginning on February 13, 2003. At the option of the holder, the Company will purchase the Debentures on February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices (to be paid in cash or Common Stock or any combination thereof, at the election of the Company and subject to certain conditions) equal to the initial issue price plus accrued original issue discount to such dates. The Debentures may also be redeemed at the option of the holder if there is a Fundamental Change (as defined) at a price equal to the issue price plus accrued original issue discount to the date of redemption, subject to adjustment.

6.  Acquisitions

      On February 28, 1998, the Company acquired two distributors, Nordic Lantools OY, a Finnish company and Syscon, a South African company. Both companies have been accounted for as pooling of interest transactions. Financial information has been restated for all periods presented.

   The following table summarizes the activity in the reserves for severance and benefits, lease costs and asset and write downs established in the year ended December 31, 1997, relating to the acquisitions of Network General and Helix ($000's):


                                  Direct                                  Asset
                               Transaction   Severance &     Lease        Write
                                  Costs        Benefits      Costs         Downs         Other         Total
                                --------      --------      --------      --------      --------      --------
Balance, December 31, 1997      $  8,050      $ 10,697      $  3,842      $  1,865      $  2,893      $ 27,347
Paid Out or Charged against
the related assets                (1,394)       (1,854)         (207)         (886)       (1,106)       (5,447)
                                --------      --------      --------      --------      --------      --------
Balance, March 31, 1998         $  6,656      $  8,843      $  3,635      $    979      $  1,787      $ 21,900
                                ========      ========      ========      ========      ========      ========

The severance and benefits charges related to company-wide reductions in force following the Company's 1997 acquisitions. Substantially all terminated employees left the Company in the period the related accounting charge was recorded. A limited number of employees from each acquisition were retained for short transition periods. The cost of these employees was charged to operating expenses during the transition period.

The lease costs represent an estimate of lease expenses during the period prior to re-leasing the property together with losses on sub-leases, if any. The leased facilities were substantially vacated in the period in which the related accounting charges were recorded. The costs related to any facilities which were used by the Company during this period were charged to operations, however, such charges were not material. Other asset write downs comprised $1.9 million in net losses of computer and other miscellaneous assets. In general, this equipment was discarded or sold for nominal value. Due to the immediate consolidation of facilities, depreciation allocable to these facilities and the related assets, during the transition period, was not material. Of the facilities acquired in its 1997 acquisitions identified for closure, the Company has 23 facilities worldwide which have not been disposed of or subleased. These facilities are insignificant to the Company's operations and each is intended for disposal or sublease in 1998.

   The Company believes that the reserve balances remaining at March 31, 1998 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and other related costs in future periods.

7.  Litigation

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

8. Subsequent Events

     Magic Solutions, Inc.

               On April 1, 1998, the Company acquired all of the outstanding capital stock and options of Magic Solutions, Inc. ("Magic Solutions"), a privately held provider of internal help desk and asset management solutions, for approximately $112 million in cash. The acquisition will be accounted for using the purchase method of accounting and the Company expects that a substantial portion of this price will be expensed as purchased in-process research and development in the quarter ended June 30, 1998.

    Trusted Information Systems

               On April 28, 1998, the Company completed the acquisition of Trusted Information Systems ("TIS"), a publicly-held provider of comprehensive security systems for computer networks in an acquisition accounted for as a pooling of interests. In the acquisition, a wholly owned subsidiary of the Company merged with and into TIS; TIS became a wholly owned subsidiary of the Company; and all outstanding common stock of TIS was converted into approximately 6.8 million shares of Common Stock of the Company, at an exchange ratio of 0.4845. The Company also assumed all outstanding options and other rights to acquire TIS capital stock.

    Stock Dividend

    On April 30, 1998, the Company declared a 3: 2 stock split effected through a stock dividend, payable to all holders of record of Common Stock on May 12, 1998, as one share of Common Stock for every two shares of Common Stock outstanding. The stock dividend will be distributed on or about May 29, 1998. All per share data contained herein (including information as to the convertibility of the Debentures into Common Stock) has been restated to reflect the increased number of shares outstanding.

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

OVERVIEW

   The Company is a leading developer and provider of network security and management software products. The Company has historically derived a significant majority of its revenues from the licensing of its flagship McAfee anti-virus products and Sniffer network fault and performance management products. The Company is currently focusing its efforts on broadening its revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. In furtherance of this strategy, the Company recently organized its products into four product suites --McAfee Total Virus Defense and PGP Total Network Security (together comprising "Net Tools Secure") and Sniffer Total Network Visibility and McAfee Total Service Desk (together comprising "Net Tools Manager"). These four product suites together form an integrated solution called "Net Tools".

   The following table depicts the Company's product suites:

--------------------------------------------------------------------------------

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that Network's actual future performance will meet Network's current expectations. See the Risk Factors on page 29 for a discussion of certain factors that could affect future performance.

                           NETWORKS ASSOCIATES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                              NET TOOLS
-------------------------------------------------------------------------------------------------------
                 NET TOOLS SECURE                                   NET TOOLS MANAGER
-------------------------------------------------   ---------------------------------------------------
   McAfee Total Virus          PGP Total Network      Sniffer Total Network    McAfee Total Service
         Defense                   Security                Visibility                 Desk
--------------------------    -------------------  ------------------------   -------------------------
-------------------------------------------------------------------------------------------------------
- VirusScan Security Suite    - PGP Desktop Suite   - Sniffer Portable        - McAfee Help Desk Suite
- Net Shield Security         - PGP Server Suite       Analysis Suite         - Zero Administration
   Suite                      - CyberCop            - Sniffer Distributed        Client Suite
- Internet Security Suite                              Analysis Suite


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

      The Company's future earnings and stock price may be subject to volatility in any period. Any shortfall in various operating results, including licensing activity, product sales, net revenue, operating

--------------------------------------------------------------------------------

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that Network's actual future performance will meet Network's current expectations. See the Risk Factors on page 29 for a discussion of certain factors that could affect future performance.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in the Company's statements of operations for the three months ended March 31, 1998 and 1997:

                                              Three months ended
                                                  March 31,
                                              -------------------
                                                1998        1997
                                              ------      ------
Net revenue                                    100.0%      100.0%
Operating costs and expenses:
   Cost of net revenue                          18.1        18.1
   Research and development                     13.6        12.6
   Marketing and sales                          33.6        28.7
   General and administrative                    5.9         6.9
   Amortization of intangibles                   2.2         0.9
   Acquisition and other unusual costs            --        13.6
                                              ------      ------
       Total operating costs and expenses       73.4        80.8
                                              ------      ------
           Income from operations               26.6        19.2
Other income                                     2.5         2.0
                                              ------      ------
           Income before income taxes           29.1        21.2
Provision for income taxes                      11.1        12.6
                                              ------      ------
           Net income                           18.0%        8.6%
                                              ======      ======

--------------------------------------------------------------------------------

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that Network's actual future performance will meet Network's current expectations. See the Risk Factors on page 29 for a discussion of certain factors that could affect future performance.

                           NETWORKS ASSOCIATES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




   Net Revenue. Net revenue includes product, revenues from software support, maintenance contracts, education and consulting services as well as revenues from those warranty, customer support and maintenance contracts which are deferred and recognized over the related service period. Net revenue increased 31% to $188.4 million in the three months ended March 31, 1998 from $143.5 million in the three months ended March 31, 1997. The increase was primarily due to increases in the licensing of anti-virus software products to new customers, renewing expiring anti-virus licenses, continued acceptance of the Company's Sniffer products, continued acceptance of the Company's consulting and support services as well as the growth of the installed customer base and the resulting renewal of maintenance contracts. The increase is also attributable to a lessor extent to the licensing of products (other than anti-virus and Sniffer products) to new and existing customers as well as expansion into indirect product distribution channels and international markets.

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

International revenue accounted for approximately 32% and 27% of net revenue for the three months ended March 31, 1998 and 1997, respectively. The increase in international net revenue as a percentage

--------------------------------------------------------------------------------

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that Network's actual future performance will meet Network's current expectations. See the Risk Factors on page 29 for a discussion of certain factors that could affect future performance.

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

   Cost of Revenue. Cost of revenue is comprised of cost of product revenue and cost of services and support revenue. Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting and education services. Cost of revenue increased 31.8% to $34.2 million in the three months ended March 31, 1998 from $25.9 million in the three months ended March 31, 1997. This increase is due to an increase in net revenue (particularly product revenues) as well as the initial investment in the anti-virus professional services organization.

   The Company continued to expand its professional services organization which is expected to cause the cost of services and support revenue to increase in absolute dollars and may cause such expenses as a percentage of net revenue to increase. To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue will increase and, accordingly, gross margins will decrease.* In addition, to the extent that the Company increases its reliance on retail distribution, it may encounter problems related to product returns and limited shelf space availability.*
--------------------------------------------------------------------------------

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that Network's actual future performance will meet Network's current expectations. See the Risk Factors on page 29 for a discussion of certain factors that could affect future performance.

                           NETWORKS ASSOCIATES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's development and technical support staff. Research and development expenses increased 41% to $25.5 million in the three months ended March 31, 1998 from $18.1 million in the three months ended March 31, 1997. This increase was primarily a result of the expansion of the

      Company's product development and technical support staff and, to a lesser extent, the increased use of independent contractors. As a percentage of net revenue, research and development expenses increased to 14% in the three months ended March 31,1998 from 13% in the three months ended March 31, 1997. The Company anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

      The Company believes that its ability to maintain its competitiveness will depend in large part upon its ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 54% to $63.3 million in the three months ended March 31, 1998 from $41.2 million in the three months ended March 31, 1997. This increase was primarily the result of an increase in marketing and sales personnel and, to a lesser extent, increased advertising and promotional activities required to support increased sales volumes and expanding product lines. As a percentage of net revenue, marketing and sales expense was 34% in the three months ended March 31, 1998 and 29% in the three months ended March 31, 1997. The Company is seeking to expand the breadth and depth of its product suites. Such expansion, together with the Company's efforts to build brand identity under its new corporate name are expected to contribute to a further increase in marketing and sales expenses in absolute dollars, which may cause expenses to fluctuate as a percentage of net revenue.*

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs increased 13% to $11.2 million in the three months ended March 31, 1998 from $9.9 million in the three months ended March 31, 1997. The increase is largely a result of a increased staffing to support operations both domestically and internationally and to accommodate the growth in revenue. As a

--------------------------------------------------------------------------------

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that Network's actual future performance will meet Network's current expectations. See the Risk Factors on page 29 for a discussion of certain factors that could affect future performance.

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

   Acquisition and Other Related Costs.

   The following table summarizes the activity in the reserves for severance and benefits, lease costs and asset and write downs established in the year ended December 31, 1997, relating to the acquisitions of Network General and Helix ($000's):


                                  Direct                                   Asset
                              Transaction    Severance &     Lease         Write
                                  Costs        Benefits      Costs         Downs          Other      Total
                                --------      --------      --------      --------      --------      --------

Balance, December 31, 1997      $  8,050      $ 10,697      $  3,842      $  1,865      $  2,893      $ 27,347
Paid Out or Charged against
the related assets                (1,394)       (1,854)         (207)         (886)       (1,106)       (5,447)
                                --------      --------      --------      --------      --------      --------
Balance, March 31, 1998         $  6,656      $  8,843      $  3,635      $    979      $  1,787      $ 21,900
                                ========      ========      ========      ========      ========      ========

    The severance and benefits charges related to company-wide reductions in force following the Company's 1997 acquisitions. Substantially all terminated employees left the Company in the period the related accounting charge was recorded. A limited number of employees from each acquisition were retained for short transition periods. The cost of these employees was charged to operating expenses during the transition period.

    The lease costs represent an estimate of lease expenses during the period prior to re-leasing the property together with losses on sub-leases, if any. The leased facilities were substantially vacated in the period in which the related accounting charges were recorded. The costs related to any facilities which were used by the Company during this period were charged to operations, however, such charges were not material. Other asset write downs comprised $1.9 million in net losses of computer and other miscellaneous assets. In general, this equipment was discarded or sold for nominal value. Due to the immediate consolidation of facilities, depreciation allocable to these facilities and the related assets, during the transition period, was not material. Of the facilities acquired in its 1997 acquisitions identified for closure, the Company has 23 facilities worldwide which have not been disposed of or subleased. These


--------------------------------------------------------------------------------

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that Network's actual future performance will meet Network's current expectations. See the Risk Factors on page 29 for a discussion of certain factors that could affect future performance.

                           NETWORKS ASSOCIATES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



facilities are insignificant to the Company's operations and each is intended for disposal or sublease in 1998.

    The Company believes that the balances remaining at March 31, 1998 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and other related costs in future periods.

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

   Interest and Other Income and Expense, Net. Interest and other income and expense increased to $4.8 million in the three months ended March 31, 1998 from $3.0 million in the three months ended March 31, 1998. This increase was due to the investment of cash generated from operating activities and the issuance, in February 1998, of Debentures with net proceeds of approximately $337.6 million. Interest expense increased to $2.5 million in the three months ended March 31, 1998 from zero in the three months ended March 31, 1997. Interest expense relates to the Debentures issued in February 1998.
--------------------------------------------------------------------------------

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that Network's actual future performance will meet Network's current expectations. See the Risk Factors on page 29 for a discussion of certain factors that could affect future performance.

                           NETWORKS ASSOCIATES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Provision for Income Taxes. The Company's effective tax was 38% and 59% for the three months ended March 31, 1998 and 1997, respectively. The Company's effective tax rate for the three months ended March 31, 1998 and 1997, was 36% and 35%, respectively, excluding the effect of one-time non-deductible in-process research and development, merger and acquisition costs and amortization of intangibles.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1998, the Company had $191.0 million in cash and cash equivalents and $591.5 million in marketable securities, for a combined total of $782.5 million.

   Net cash provided by operating activities was $38.2 million and $40.0 million in the three months ended March 31, 1998 and 1997, respectively. Net cash provided by operating activities in the three months ended March 31, 1998, consisted primarily of net income, an increase in deferred revenue and a decrease in accounts payable and accrued liabilities which were offset primarily by an increase in accounts receivable and prepaid and other assets. In the three months ended March 31, 1997, net cash provided by operating activities consisted primarily of net income before acquisition costs, plus increases in deferred revenue, prepaid and other assets and a decrease in accounts payable and accrued liabilities, offset primarily by increases in accounts receivable and deferred taxes.

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

   Net cash used in investing activities was $370.5 million and $27.3 million in the three months ended March 31, 1998 and 1997, respectively, primarily reflecting purchases of marketable securities and additions to fixed assets and intangible assets.
--------------------------------------------------------------------------------

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that Network's actual future performance will meet Network's current expectations. See the Risk Factors on page 29 for a discussion of certain factors that could affect future performance.

                           NETWORKS ASSOCIATES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Net cash provided by financing activities was $398.9 million in the three months ended March 31, 1998, consisting primarily of net proceeds from the issuance of the Debentures, and the proceeds and tax benefits associated with the exercise of non-qualified stock options. Net cash provided by financing activities was $12.0 million in the three months ended March 31, 1997, consisting primarily of the proceeds and tax benefits associated with the exercise of non-qualified stock options partially offset by the repurchase of common stock under the Network General stock repurchase program.

        The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months.



--------------------------------------------------------------------------------

*This statement is a forward looking statement reflecting current expectations. There can be no assurance that Network's actual future performance will meet Network's current expectations. See the Risk Factors on page 29 for a discussion of certain factors that could affect future performance.

                                 RISK FACTORS

        The following risk factors should be considered in conjunction with the information in this Report on Form 10-Q/A.

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

   Risks Associated with Acquisitions Generally. The software industry has experienced and is expected to continue to experience a significant amount of consolidation. In addition, it is expected that the Company will grow internally and through strategic acquisitions in order, among other things, to expand the breadth and depth of its product suites and to build its professional services organization. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies. In addition to the acquisitions of TIS and Magic Solutions in April 1998, the Company has consummated a series of significant acquisitions since 1994, including the combination with Network General in December 1997, the acquisitions of PGP and Helix in December 1997, Cinco Networks, Inc.

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

   The Company's long-term success will depend on its ability on a timely and cost--effective basis to develop upgrades and updates to its existing product offerings, to modify and enhance acquired products, and to introduce new products which meet the needs of current and potential customers. Future upgrades and updates may, among other things, include additional functionality, respond to user problems or address issues of compatibility with changing operating systems and environments. The Company believes that the ability to provide these upgrades and updates to users frequently and at a low cost is a key to success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently in order for the products to avoid obsolescence. Failure to release such upgrades and updates on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in these efforts. In addition, future changes in Windows 95, Windows NT,

NetWare or other popular operating systems may result in compatibility problems with the Company's products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of future versions of operating systems would result in a delay or a reduction in the demand for the Company's future products and product versions which are designed to operate with such future versions of operating systems. The Company's failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   The Company's principal assets are its intellectual property, and the Company competes in an increasingly competitive market. There has been substantial litigation regarding intellectual property rights of technology companies. The Company has in the past been, and currently is, subject to litigation related to its intellectual property (including a pending unfair trade practice case and a patent infringement case involving Symantec and Trend Micro Inc., respectively). There can be no assurance that there will be no developments arising out of such pending litigation or any other litigation to which the Company is or may become party which could have a material adverse effect on the Company's business, financial condition and results of operation. See Note 7 to the Notes to the Condensed Consolidated Financial Statements.

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

    Dependence upon Key Personnel. The success of the Company will depend to a significant extent upon a number of key technical and management employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, Company employees are generally not otherwise subject to employment agreements or to noncompetition covenants. The loss of the services of any key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain life insurance policies on its key employees. The ability of the Company to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. Competition for such personnel is intense and is expected to remain so for the foreseeable future. There can be no assurance the Company will be successful in retaining its existing key personnel and in attracting and retaining the personnel it requires, and failure of the Company to retain and grow its key employee population could adversely affect the Company's business and operating results. In early April, 1998, Messers. Leslie Denend, David Carver and John Stringer resigned from their positions as executive officers of the Company. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

                           NETWORKS ASSOCIATES, INC.
                          FORM 10-Q/A, March 31, 1998



                           PART II: OTHER INFORMATION


Item 3.  Legal Proceedings:

         Information with respect to this item is incorporated by reference to
         Note 7 of the Notes to the Consolidated Financial Statements included herein on page 15 of this Report on Form 10-Q/A.



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

                           NETWORKS ASSOCIATES, INC.
                          FORM 10-Q/A, March 31, 1998




                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NETWORKS ASSOCIATES, INC.


                                       /S/ PRABHAT K. GOYAL
                                       ----------------------------------------
                                       Name:    Prabhat K. Goyal
                                       Title:   Vice President Administration,
                                                Chief Financial Officer and
                                                Secretary
Date: April 15, 1999

                           NETWORKS ASSOCIATES, INC.
                          Form 10-Q/A, March 31, 1998


                                           EXHIBIT INDEX

Exhibit No.                                Exhibit Title                               Page No.
-----------                                -------------                               --------
2.1             Agreement and Plan of Reorganization, dated as of October 13,
                1997, among McAfee Associates, Inc., Mystery Acquisition Corp.
                and Network General Corporation, as amended by the First
                Amendment dated as of October 22, 1997, incorporated by
                reference from the Registrant's Registration Statement on Form
                S-4 filed with the Commission on October 31, 1997

2.2             Combination Agreement dated August 16, 1996 among the
                Registrant, FSA Combination Corp., FSA Corporation and Daniel
                Freedman. (1)

2.3             Stock Exchange Agreement dated January 13, 1996 among the
                Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade. (2)

2.4 Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
                Acquisition Corp. (4)

2.5 Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp., incorporated by reference to the Report on Form 8-K of the Registrant as filed with the Securities and Exchange Commission on December 11, 1997 (the "December 11, 1997 Form 8-K).

2.6 Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp., incorporated by reference to the Report on Form S-4 of the Registrant as filed with the Securities and Exchange Commission on March 25, 1998.

2.7 Agreement and Plan of Reorganization by and among the Company, Magic Solutions International, Inc., Merlin Acquisition Corp.
                and Igal Lichtman, Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin
                Acquisition Corp., and Igal Lichtman, dated March 24, 1998.
                Second Amendment Agreement by and among the Registrant, Magic
                Solutions International, Inc., Merlin Acquisition Corp., and
                Igal Lichtman, dated April 1, 1998. Incorporated by reference to
                Exhibit 2.3 of the April 2, 1998 Form 8-K.





3.1             Second Restated Certificate of Incorporation of Networks
                Associates, Inc., as amended on December 1, 1997, incorporated by reference to the Registrant's Registration Statement on Form
                S-4, filed with the Commission on March 25, 1998.

3.2 Restated Bylaws of Networks Associates, Inc., incorporated by reference to the Registrant's Registration Statement on Form
                S-4, filed with the Commission on March 25, 1998.

3.3             Certificate of Designation of Series A Preferred Stock of
                Networks Associates, Inc., incorporated by reference to Exhibit
                3.3 of the Registrant's Form 10-Q for the Quarter ended
                September 30, 1996.

4.1 Registration Rights Agreement, dated January 13, 1996 between the Registrant an all shareholders of Jade. (2)

4.2             Registration Rights Agreement dated August 30, 1996 between the
                Registrant and Daniel Freedman. (1)

4.3 Registration Rights Agreement dated February 27, 1997 between the Registrant and the shareholders of Schuijers, incorporated by reference from Exhibit 10.50 to the Registrant's Report on Form 10-K for the year ended December 31, 1996.

4.4             Registration Rights Agreement dated December 1, 1997 between the
                Registrant and the shareholders of Helix. (4)

4.5             Registration Rights Agreement dated December 9, 1997 between the
                Registrant and certain shareholders of PGP. (4)

4.6 Registration Rights Agreement, dated as of February 13, 1998, by and between the Registrant and Morgan Stanley & Co.
                Incorporated, incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3 filed with the
                Securities and Exchange Commission on May 6, 1998 (the "May 6,
                Form S-3").

4.7 Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as
                Trustee, incorporated by reference to the May 6, Form S-3.

10.1            Standard Business Lease (Net) for Network General's principal facility dated June 19, 1991, between Network General and Menlo
                Oaks Partners, L.P., which is incorporated by reference to
                Exhibit 10.3 of Network General's Annual Report on Form 10-K for
                the year ended March 31, 1992 ("Network General 1992 From 10-K).
                (3)




10.2            First Amendment to Lease dated June 10, 1992, between Network
                General and Menlo Parks Partners, L.P., which is incorporated by reference to Exhibit 10.3 of Network General's Annual Report on
                Form 10-K for the year ended March 31, 1992 ("Network General
                1992 Form 10-K"). (3)

10.3 Standard Business Lease (Net) for Network General's principal facility dated March 11, 1992, between Network General and Menlo
                Oaks Partners L.P., which is incorporated by reference to
                Exhibit 10.4 of the Network General 1992 Form 10-K. (3)

10.4            First Amendment to Lease dated June 18, 1992, between Network
                General and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.5 of the Network General 1992 Form 10-K.
                (3)

10.5            Lease dated March 31, 1992, between Network General and
                Equitable Life Assurance Society of the United States, which is incorporated by reference to Exhibit 10.4 of the Network General
                1992 Form 10-K. (3)

10.6            Second Amendment to Lease dated February 1, 1995, between
                Network General and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhiit 10.2 of Network General's
                Quarterly Report on Form 10-Q for the quarter ended December 31,
                1994 ("Network General December 1994 From 10-Q"). (3)

10.7            Third amendment to Lease dated February 1, 1995 between Network
                General and Menlo Oaks Partners L.P., which is incorporated by reference to Exhibit 10.23 of the Network General December 1994
                Form 10-Q. (3)

10.8            Fourth Amendment to Lease dated May 31, 1995, between Network
                General and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.27 of Network General's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("Network
                General June 1995 Form 10-Q"). (3)

10.9            Fifth Amendment to Lease dated June 13, 1995, between Network
                General and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.28 of the Network General June 1995 Form
                10-Q. (3)

10.10           Lease dated July 3, 1996 between Network General and Campbell
                Avenue Associates, which is incorporated by reference to Exhibit
                10.21 of Network General's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 1996.
                (3)

10.11           Sixth Amendment to Lease dated November 29, 1996, between
                Network General and Menlo Oaks Partners, L.P., which is incorporated by reference to Exhibit 10.22 of Network General's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. (3)

10.12           Sublease Agreement for facility at 2805 Bowers Avenue, Santa
                Clara, California, dated as of February 20, 1997, by and between McAfee Associates, Inc. and National Semiconductor Corporation, incorporated by reference to Exhibit 10.51 of the Form 10-Q of McAfee Associates, Inc. for the Quarter ended June 30, 1997.

10.13           Lease Agreement dated November 17, 1997 for facility at 3965
                Freedom Circle, Santa Clara, California by and between Informix
                Corporation and McAfee Associates, Inc. (4)

10.14 Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B.,
                Informix Corporation and Networks Associates, Inc. (4)

10.15           Subordination, Nondisturbance and Attornment Agreement dated
                December 18, 1997, between Guaranty Federal Bank, F.S.B.,
                Networks Associates, Inc. and Birk S. McCandless, LLC. (4)

10.16           Lease dated November 22, 1996 by and between Birk S. McCandless,
                LLC and Informix Corporation for facility at 3965 Freedom
                Circle, Santa Clara, California. (4)

10.17 Quota Purchase Assignment Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
                Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica
                Ltda., incorporated by reference to Exhibit 10.52 of the Form
                10-Q of McAfee Associates, Inc. for the Quarter ended June 30,
                1997.

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

10.23 Change in control agreement between the Company and Zach Nelson, dated May 12, 1998.(5)

27.1            Financial Data Sheet

-----------------------------

(1) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 1996.

(2) Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Commission on March 14, 1997.

(3) Network General's filings with the Commission were made under File Number 0-17431

(4) Incorporated by reference from the Registrant's Registration
    Statement on Form S-3, filed with the Commission on February 12, 1998.

(5) Incorporated by reference from the Registrant's Current Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.


* Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.