Form 10-Q/A
period 1998-06-30
NETWORKS ASSOCIATES INC/
filed 1999-04-15
CIK 890801

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-20558

                                ----------------

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

                                ----------------

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

                        THIS DOCUMENT CONTAINS 48 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 46.


================================================================================

                           NETWORKS ASSOCIATES, INC.

                           FORM 10-Q/A, JUNE 30, 1998

                                ----------------

                                    CONTENTS

ITEM NUMBER                                                                 PAGE
-----------                                                                 ----
                       PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets:
               June 30, 1998 and December 31, 1997.......................     3
            Condensed Consolidated Statements of Operations:
               Three and six months ended June 30, 1998 and 1997.........     4
            Condensed Consolidated Statements of Cash Flows:
               Six months ended June 30, 1998 and 1997...................     5
            Notes to Condensed Consolidated Financial Statements.........     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................    22

                        PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................    42

ITEM 2.  CHANGES IN SECURITIES...........................................    42

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    43

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................    43

SIGNATURES...............................................................    45
EXHIBIT INDEX............................................................    46

                            NETWORKS ASSOCIATES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                            (AS RESTATED NOTE 2.)
                                                                       JUNE 30,               DECEMBER 31,
                                                                         1998                     1997
                                                                       ----------              ----------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents .............................              $  101,634              $  125,532
  Marketable securities .................................                 451,794                 151,181
  Accounts  receivable, net of allowances for
   doubtful accounts of $6,086 and $3,662 at
   June 30, 1998 and December 31, 1997 ..................                 175,712                 127,150
  Prepaid expenses, taxes and other .....................                  50,257                  64,121
                                                                       ----------              ----------
          Total current assets ..........................                 779,397                 467,984
Marketable securities ...................................                 122,438                 109,184
Fixed assets, net .......................................                  49,238                  36,900
Deferred taxes ..........................................                  70,276                  16,173
Intangibles and other assets ............................                 186,305                  67,131
                                                                       ----------              ----------
          Total assets ..................................              $1,207,654              $  697,372
                                                                       ==========              ==========
                                   LIABILITIES
Current liabilities:
  Accounts payable ......................................              $   34,084              $   19,726
  Accrued liabilities ...................................                 107,476                 132,437
  Deferred taxes ........................................                  31,023                    --
  Deferred revenue ......................................                  82,132                  72,914
  Long term debt, current portion .......................                   3,769                     310
                                                                       ----------              ----------
          Total current liabilities .....................                 258,484                 225,387
  Deferred taxes, less current portion ..................                  16,634                   2,135
  Deferred revenue, less current portion ................                  30,183                  11,069
  Long term debt and other liabilities ..................                 356,460                   2,352
                                                                       ----------              ----------
          Total liabilities .............................                 661,761                 240,943
                                                                       ----------              ----------

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  authorized: 5,000,000 shares
  Common stock, $.01 par value;
  authorized: 300,000,000 shares; issued and outstanding:
  115,807,784 shares at June 30, 1998 and 111,294,113
  shares at December 31, 1997 ...........................                   1,158                   1,122
Additional  paid-in capital .............................                 333,607                 241,194
Retained earnings .......................................                 211,128                 214,113
                                                                       ----------              ----------
          Total stockholders' equity ....................                 545,893                 456,429
                                                                       ----------              ----------
          Total liabilities and stockholders' equity ....              $1,207,654              $  697,372
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

                            NETWORKS ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              (AS RESTATED NOTE 2.)
                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                             -------------------------      -------------------------
                                                               1998            1997           1998            1997
                                                             ---------       ---------      ---------       ---------
Net revenue ...........................................      $ 212,454       $ 155,183      $ 408,909       $ 306,066
Operating costs and expenses:
  Cost of net revenue .................................         38,939          26,009         75,763          53,468
  Research and development ............................         27,614          23,545         55,125          43,828
  Marketing and sales .................................         59,250          48,800        131,818          93,067
  General and administrative ..........................         17,437          14,943         28,702          28,998
  Amortization of intangibles .........................          9,077           1,463         13,235           2,817
  Acquisition and other related costs .................         72,217            --           72,217          19,504
                                                             ---------       ---------      ---------       ---------
      Total operating costs and expenses ..............        224,534         114,760        376,860         241,682
                                                             ---------       ---------      ---------       ---------
      Income (loss) from operations ...................        (12,080)         40,423         32,049          64,384
Interest and other income and expense, net ............          3,275           5,066          8,382           8,416
                                                             ---------       ---------      ---------       ---------
      Income (loss)  before provision for income taxes          (8,805)         45,489         40,431          72,800

Provision for income taxes ............................         23,677          18,178         44,711          35,951
                                                             ---------       ---------      ---------       ---------
          Net income (loss) ...........................      $ (32,482)      $  27,311      $  (4,280)      $  36,849
                                                             =========       =========      =========       =========
Net income (loss)  per share -- basic .................      $   (0.28)      $    0.25      $   (0.04)      $    0.33
                                                             ---------       ---------      ---------       ---------
Shares used in per share calculation -- basic .........        115,690         110,562        115,381         113,147
                                                             =========       =========      =========       =========
Net income (loss) per share -- diluted ................      $   (0.28)      $    0.23      $   (0.04)      $    0.32
                                                             =========       =========      =========       =========
Shares used in per share calculation -- diluted .......        115,690         116,382        115,381         116,463
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

                            NETWORKS ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        AS RESTATED (NOTE 2.)
                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     ---------------------------
                                                                       1998              1997
                                                                     ---------         ---------
Cash flows from operating activities:
Net income (loss) ...........................................        $  (4,279)        $  36,849
Adjustments  to  reconcile  net  income  to net
  cash provided from operating activities:
     Acquired in-process research and
      development ...........................................           27,013            19,504
     Depreciation and amortization ..........................           22,482            12,902
     Interest on convertible notes ..........................            6,609                --
     Unrealized loss on investments .........................               --              (693)
     Deferred taxes .........................................          (12,504)           (2,348)
     Changes in assets and liabilities:
       Accounts receivable ..................................          (40,849)          (27,883)
       Prepaid expenses, taxes and other ....................           (6,141)            2,319
       Accounts payable and accrued liabilities .............          (14,890)           10,674
       Deferred revenue .....................................           12,466            12,847
       Other ................................................               --              (197)
                                                                     ---------         ---------
          Net cash (used in)/provided by operating activities          (10,093)           63,974
                                                                     ---------         ---------
Cash flows from investing activities:
  Purchase of investment securities, net ....................         (313,867)          (16,687)
  Additions to fixed assets .................................          (21,182)          (21,623)
  Acquisition of Magic Solutions, Inc. ......................         (109,717)               --
  Acquisition of Compusul ...................................               --            (2,709)
  Acquisition of 3DV Technology, Inc. .......................               --           (20,000)
                                                                     ---------         ---------
          Net cash used in investing activities..............         (444,766)          (61,019)
                                                                     ---------         ---------
Cash flows from financing activities:
  Effect of exchange rate fluctuations ......................           (2,691)             (534)
  Issuance of common stock ..................................            2,249                11
  Repayments of notes payable ...............................               --               (90)
  Sale of convertible debentures ............................          337,624                50
  Stock option exercises ....................................           72,449            25,444
  Tax benefit from exercise of nonqualified stock options....           20,998            24,898
  Exercise of warrant .......................................              332                --
  Repurchase of common stock ................................               --           (28,102)
                                                                     ---------         ---------
          Net cash provided by financing activities .........          430,961            21,677
                                                                     ---------         ---------
Net (decrease)/increase in cash and cash equivalents ........          (23,898)           24,632
Cash  and  cash  equivalents  at  beginning  of period ......          125,532           123,955
                                                                     ---------         ---------
Cash and cash equivalents at end of period ..................        $ 101,634         $ 148,587
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

                            NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

   During the six months ended June 30, 1998, the Company completed the acquisitions of Trusted Information Systems ("TIS"), Syscon (Proprietary) Limited ("Syscon"), Nordic Lantools OY and Nordic Lantools AB (together "Nordic"), Secure Networks, Inc. ("Secure") and CSB Consulenza Software di Base S.r.l. ("CSB"). All of these acquisitions were accounted for under the pooling of interests method of accounting. Financial data of the Company has been restated to reflect these acquisitions for all periods presented.

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

2. RESTATEMENT

   After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has restated the accompanying consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998. The financial statements have been restated to reflect a change in the purchase price allocation and related amortization of intangibles for acquisitions accounted for by the purchase method of accounting in 1997 (Cinco Networks, Pretty Good Privacy) and 1998 (Magic Solutions, Inc), as well as two smaller acquisitions in 1995 and 1996 (AIM Technology and Vycor Corporation, respectively). The Company has also revised the original accounting for several previously reported small acquisitions accounted for under the poolings of interests method of accounting and for certain other adjustments to the Acquisition and other related costs charge taken in the fourth quarter of 1997. The following schedules summarize these restatements.

                            NETWORKS ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                             JUNE 30, 1998
                                                                             -------------
                                                          AS PREVIOUSLY
                                                             REPORTED           OTHER           AS RESTATED
                                                            ----------        ----------         ----------
Current assets:
  Cash and cash equivalents ........................        $  101,634        $       --         $  101,634
  Short term marketable securities .................           451,794                --            451,794
  Accounts receivable, net of allowance for
  doubtful accounts of $6,086 ......................           175,010               702            175,712

  Prepaid expenses, taxes and other current assets .            52,228            (1,971)            50,257
                                                            ----------        ----------         ----------
          Total current assets .....................           780,666            (1,269)           779,397
Long term marketable securities ....................           122,438                --            122,438
Fixed assets, net ..................................            49,238                --             49,238
Deferred taxes .....................................            70,276                --             70,276
Intangible and other assets ........................            61,323           124,982            186,305
                                                            ----------        ----------         ----------
          Total assets .............................        $1,083,941        $  123,713         $1,207,654
                                                            ==========        ==========         ==========

                                   LIABILITIES
Current liabilities:
  Accounts payable .................................        $   34,084        $       --         $   34,084
  Accrued liabilities ..............................           101,402             6,074            107,476
  Deferred taxes ...................................            31,023                --             31,023
  Deferred revenue .................................            82,132                --             82,132
  Long term debt, current portion ..................             3,769                --              3,769
                                                            ----------        ----------         ----------
          Total current liabilities ................           252,410             6,074            258,484
  Deferred taxes, less current portion .............            16,634                --             16,634
  Deferred revenue, less current portion ...........            30,183                --             30,183
  Long term debt and other liabilities .............           356,460                --            356,460
                                                            ----------        ----------         ----------
          Total liabilities ........................           655,687             6,074            661,761

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: one share
Common stock, $.01 par value:
  Authorized: 300,000,000 shares;
  Issued and outstanding: 134,378,883 shares .......             1,158                --              1,158
Additional paid-in capital .........................           333,607                --            333,607
Retained earnings ..................................            93,489           117,639            211,128
                                                            ----------        ----------         ----------
          Total stockholders' equity ...............           428,254           117,639            545,893
                                                            ----------        ----------         ----------
          Total liabilities and stockholders' equity        $1,083,941        $  123,713         $1,207,654
                                                            ==========        ==========         ==========

                            NETWORKS ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    QUARTER ENDED JUNE 30, 1998
                                                                    ---------------------------
                                                        AS PREVIOUSLY
                                                           REPORTED            OTHER          AS RESTATED
                                                           ---------         ---------        -----------
Net revenue .......................................        $ 212,454         $      --         $ 212,454
Operating costs and expenses:
  Cost of net revenue .............................           38,939                --            38,939
  Research and development ........................           27,614                --            27,614
  Marketing and sales .............................           58,685               565            59,250
  General and administrative ......................           12,437             5,000            17,437
  Amortization of intangibles .....................            2,756             6,321             9,077
  Acquisition and other related costs .............          150,910           (78,693)           72,217
                                                           ---------         ---------         ---------
       Total operating costs and expenses .........          291,341           (66,807)          224,534
                                                           ---------         ---------         ---------
          Income from operations ..................          (78,887)           66,807           (12,080)
Interest and other income, net ....................            3,275                --             3,275
                                                           ---------         ---------         ---------
          Income before provision for income taxes           (75,612)           66,807            (8,805)

Provision for income taxes ........................           25,569            (1,892)           23,677
                                                           ---------         ---------         ---------
          Net income (loss) .......................        $(101,181)        $  68,699         $ (32,482)
                                                           =========         =========         =========

Net income (loss) per share - basic ...............        $   (0.87)                          $   (0.28)
                                                           =========                           =========
Shares used in per share calculation - basic ......          115,690                             115,690
                                                           =========                           =========
Net income (loss)  per share - diluted ............        $   (0.87)                          $   (0.28)
                                                           =========                           =========
Shares  used  in  per  share  calculation - diluted          115,690                             115,690
                                                           =========                           =========

                            NETWORKS ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         SIX MONTHS ENDED JUNE 30, 1998
                                                                         ------------------------------
                                                                            RESTATEMENT
                                                          AS PREVIOUSLY     FOR POOLING
                                                            REPORTED        TRANSACTIONS         OTHER          AS RESTATED
                                                            ---------         ---------        ---------         ---------
Net revenue ........................................        $ 408,785         $     124        $      --         $ 408,909
Operating costs and expenses:
  Cost of revenue ..................................           75,763                --               --            75,763
  Research and development .........................           55,125                --               --            55,125
  Marketing and sales ..............................          124,500                --            7,318           131,818
  General and administrative .......................           23,609                93            5,000            28,702
  Amortization of intangibles ......................            3,548                --            9,687            13,235
  Acquisition and other related costs ..............          150,910                --          (78,693)           72,217
                                                            ---------         ---------        ---------         ---------
       Total operating costs and expenses ..........          433,455                93          (56,688)          376,860
                                                            ---------         ---------        ---------         ---------
          Income from operations ...................          (24,670)               31           56,688            32,049
Interest and other income, net .....................            8,382                --               --             8,382
                                                            ---------         ---------        ---------         ---------
          Income before provision for income taxes .          (16,288)               31           56,688            40,431

Provision for income taxes .........................           49,034                --           (4,323)           44,711
                                                            ---------         ---------        ---------         ---------
          Net income (loss) ........................        $ (65,322)        $      31           61,011         $  (4,280)
                                                            =========         =========        =========         =========

Net income (loss) per share - basic ................        $   (0.57)                                           $   (0.04)
                                                            =========                                            =========
Shares used in per share calculation - basic .......          115,098               283                            115,381
                                                            =========         =========                          =========

Net income (loss)  per share - diluted .............        $   (0.57)                                           $   (0.04)
                                                            =========                                            =========
Shares  used  in  per  share  calculation -  diluted          115,098               283                            115,381
                                                            =========         =========                          =========

                            NETWORKS ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                 DECEMBER 31, 1997
                                                                                 -----------------
                                                                             RESTATEMENT
                                                            AS PREVIOUSLY    FOR POOLING
                                                               REPORTED      TRANSACTIONS       OTHER         AS RESTATED
                                                            -------------    ------------      -------        -----------
Current assets:
  Cash and cash equivalents ...........................        $124,784        $    748        $     --         $125,532
  Short term marketable securities ....................         151,042             139              --          151,181
  Accounts receivable, net of allowance for
doubtful accounts of $3,662 ...........................         136,650             800         (10,300)         127,150
  Prepaid  expenses,  taxes  and  other  current assets          62,738              58           1,325           64,121
                                                               --------        --------        --------         --------

          Total current assets ........................         475,214           1,745          (8,975)         467,984
Long term marketable securities .......................         109,184              --              --          109,184
Fixed assets, net .....................................          36,731             169              --           36,900
Deferred taxes ........................................          16,173              --              --           16,173
Intangible and other assets ...........................          18,397              20          48,714           67,131
                                                               --------        --------        --------         --------
          Total assets ................................        $655,699        $  1,934        $ 39,739         $697,372
                                                               ========        ========        ========         ========

                                   LIABILITIES
Current liabilities:
  Accounts payable ....................................        $ 19,007        $    719        $     --         $ 19,726
  Accrued liabilities .................................         147,598             239         (15,400)         132,437
  Deferred revenue ....................................          72,911               3              --           72,914
  Long term debt, current portion .....................             153             157              --              310
                                                               --------        --------        --------         --------
          Total current liabilities ...................         239,669           1,118         (15,400)         225,387
  Deferred taxes, less current portion ................           2,117              18              --            2,135
  Deferred revenue, less current portion ..............          11,069              --              --           11,069
  Long term debt and other liabilities ................           2,352              --              --            2,352
                                                               --------        --------        --------         --------
          Total liabilities ...........................         255,207           1,136         (15,400)         240,943
                                                               --------        --------        --------         --------

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: one share
Common stock, $.01 par value:
  Authorized: 300,000,000 shares;
  Issued and outstanding: 128,435,232 shares at
December 31, 1997 .....................................           1,116               6              --            1,122
Additional paid-in capital ............................         241,171              23              --          241,194
Retained earnings .....................................         158,205             769          55,139          214,113
                                                               --------        --------        --------         --------
          Total stockholders' equity ..................         400,492             798          55,139          456,429
                                                               --------        --------        --------         --------
          Total liabilities and stockholders' equity ..        $655,699        $  1,934        $ 39,739         $697,372
                                                               ========        ========        ========         ========

                            NETWORKS ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       QUARTER ENDED JUNE 30, 1997
                                                                       ---------------------------
                                                                        RESTATEMENT
                                                       AS PREVIOUSLY    FOR POOLING
                                                          REPORTED      TRANSACTIONS       OTHER         AS RESTATED
                                                       -------------    ------------      -------        -----------
Net revenue ......................................        $152,780        $  2,403         $-             $155,183
Operating costs and expenses:
  Cost of revenue ................................          25,595             414              --          26,009
  Research and development .......................          23,257             288              --          23,545
  Marketing and sales ............................          48,102             698              --          48,800
  General and administrative .....................          14,520             423              --          14,943
  Amortization of intangibles ....................             213              --           1,250           1,463
  Acquisition and other related costs ............              --              --              --              --
                                                          --------        --------         -------        --------
       Total operating costs and expenses ........         111,687           1,823           1,250         114,760
                                                          --------        --------         -------        --------
          Income from operations .................          41,093             580          (1,250)         40,423
Interest and other income, net ...................           5,060               6              --           5,066
                                                          --------        --------         -------        --------
          Income before provision for income taxes          46,153             586          (1,250)         45,489

Provision for income taxes .......................          17,380             798              --          18,178
                                                          --------        --------         -------        --------
          Net income .............................        $ 28,773        $   (212)        $(1,250)       $ 27,311
                                                          ========        ========         =======        ========

Net income per share - basic .....................        $   0.26                                        $   0.25
                                                          ========                                        ========
Shares used in per share calculation - basic .....         109,335           1,227                         110,562
                                                          ========        ========                        ========

Net income per share - diluted ...................        $   0.25                                        $   0.23
                                                          ========                                        ========
Shares used in per share calculation - diluted ...         115,155           1,227                         116,382
                                                          ========        ========                        ========

                            NETWORKS ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       SIX MONTHS ENDED JUNE 30, 1997
                                                                       ------------------------------
                                                                        RESTATEMENT
                                                        AS PREVIOUSLY   FOR POOLING
                                                          REPORTED      TRANSACTIONS        OTHER       AS RESTATED
                                                        -------------   ------------       -------      -----------
Net revenue ......................................        $301,260        $  4,806         $--            $306,066
Operating costs and expenses:
  Cost of revenue ................................          52,640             828              --          53,468
  Research and development .......................          43,253             575              --          43,828
  Marketing and sales ............................          91,671           1,396              --          93,067
  General and administrative .....................          28,151             847              --          28,998
  Amortization of intangibles ....................             317              --           2,500           2,817
  Acquisition and other related costs ............          19,504              --              --          19,504
                                                          --------        --------         -------        --------
       Total operating costs and expenses ........         235,536           3,646           2,500         241,682
                                                          --------        --------         -------        --------
          Income from operations .................          65,724           1,160          (2,500)         64,384
Interest and other income, net ...................           8,403              13              --           8,416
                                                          --------        --------         -------        --------
          Income before provision for income taxes          74,127           1,173          (2,500)         72,800

Provision for income taxes .......................          34,355           1,596              --          35,951
                                                          --------        --------         -------        --------
          Net income .............................        $ 39,772        $   (423)        $(2,500)       $ 36,849
                                                          ========        ========         =======        ========

Net income per share - basic .....................        $   0.36                                        $   0.33
                                                          ========                                        ========
Shares used in per share calculation - basic .....         111,920           1,227                         113,147
                                                          ========        ========                        ========

Net income per share - diluted ...................        $   0.35                                        $   0.32
                                                          ========                                        ========
Shares used in per share calculation - diluted ...         115,236           1,227                         116,463
                                                          ========        ========                        ========


DESCRIPTION OF ADJUSTMENTS

   RESTATEMENT FOR POOLING TRANSACTIONS - NOT PREVIOUSLY RECORDED

   The above adjustments reflect the acquisitions of Syscon, Nordic, Secure, CSB (each acquired in 1998) and Helix Software Company (acquired in December 1997), for all periods presented. The Company originally included the financial statements of the acquired entities only in the quarter in which they were acquired, with an adjustment to retained earnings for prior periods. At the request of the SEC, the Company has restated all periods to reflect the historical financial statements of all these acquisitions.

   RESTATEMENT FOR ACQUISITION AND OTHER RELATED COSTS:

   In-process research and development charges:

   During 1997 and 1998, the Company completed a number of acquisitions in transactions accounted for by the purchase method. Purchase price allocations performed at the time of these acquisitions resulted in substantial allocations to in-process research and development for projects underway by the acquired companies which had not reached technological feasibility and which had no alternative future use. These allocations were performed following methods generally in use by technology companies based on appraisals at the time. Recent guidance published by the SEC has resulted in a general re-evaluation of the methodology used in such appraisals. Following a review of its Form 10-Q for the nine months ended September 30, 1998 and its Form 10-K for the year ended December 31, 1997 by the SEC and subsequent discussions with the SEC, the Company has re-evaluated its allocations for purchase transactions in 1997 and 1998. The restatements included above reflect the adjustments to the in-process research and development write-offs resulting from such re-evaluations as follows:

                                            As                         Additional
                                        Originally          As           Amount
                                         Reported       Restated      Capitalized
                                           $'000          $'000          $'000
                                           -----          -----          -----
Magic Solutions (acquired by
Network Associates in 1998) ......        $97,001        $27,014        $69,987
Cinco (acquired by Network
General in 1997) .................         23,688          5,234         18,454
Pretty Good Privacy
(acquired by Network .............         30,878          3,937         26,941
Associates in 1997)
Vycor (acquired by McAfee in 1996)          7,800             --          7,800
AIM (acquired by Network
General in 1995) .................          7,200             --          7,200

   Restatements relating to other acquisition charges:

        The Company has also made a number of other reclassifications relating to acquisitions made in 1998 as follows:

                                                                                                              THREE
                                                                                          SIX MONTHS         MONTHS
                                                                                          ENDED JUNE        ENDED JUNE
DESCRIPTION OF RECLASSIFICATION                                                            30, 1998          30, 1998
                                                                                             $'000            $'000
                                                                                            --------         --------
Reclassification of severance and benefits for terminated
employees of companies acquired in transactions accounted for
by the purchase method of accounting to goodwill, previously                                $ (2,410)        $ (2,410)
charged to earnings in the period of acquisition
Reclassification of facility cost write downs and reserves relating to facilities and assets of companies acquired in transactions accounted for by the purchase method of accounting to goodwill, previously charged to earnings in the
period of acquisition                                                                         (6,296)          (6,296)
Restatement of acquired in-process research and development
This adjustment increased intangible and other assets by the same amount                     (69,987)         (69,987)
                                                                                            --------         --------
  Total adjustments to Acquisition and other related costs                                  $(78,693)        $(78,693)
                                                                                            ========         ========
Reclassification of the write-off of uncollectable receivables associated with the acquisition of Network General to general
and administrative expenses                                                                 $  5,000         $  5,000
                                                                                            ========         ========
Reclassification of TV advertising costs incurred in 1998
related to the Network General merger and related name change, previously charged to acquisition and other related costs in
1997, to marketing expense in 1998                                                             4,825               --
Reclassification of TV advertising costs incurred in 1998 related to the
Network General merger and related name change, previously charged to acquisition and other related costs in
the six months ended June 30, 1998, to marketing expense in 1998                               2,493              565
                                                                                            --------         --------
  Total adjustments to Marketing and sales expense                                          $  7,318         $    565
                                                                                            ========         ========
Additional amortization resulting form restatement of acquired in-process research and development. This adjustment reduced
intangible and other assets                                                                 $  9,687         $  6,321
                                                                                            ========         ========

        The net increase to Intangible and other assets of $125.0 million is comprised of the above reclassifications of severance and benefits and facilities and asset write downs of $8.7 million, adjustments to in-process research and development for 1998 acquisitions of $70.0 million plus adjustments to prior year acquisitions of $60.4 million, an increase in goodwill of Magic of $4.1 million and reclassification to trademarks of $3.2 million, from accrued acquisition costs.

        As a result of the re-evaluations of the purchase transactions above, amortization of goodwill and other intangibles resulting from these acquisitions for the three and six months ended June 30, 1998 was increased from amounts previously reported by $6.3 million and $9.7 million respectively, and future amortization will be increased for the next 7 years as follows:


   Year Ended
   December 31,        Amount $'000
   ------------        ------------
   Q3 1998             $      6,481
   Q4 1998                    5,881
   1999                      21,576
   2000                      20,926
   2001                      20,926
   2002                      20,479
   2003                      13,936
   2004                      11,822
   2005                       2,955




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

4. NET INCOME (LOSS) PER SHARE

   In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except per share amounts):


                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                            1998             1997            1998              1997
                                                          --------         --------        ---------         --------
Numerator -- basic
Net income (loss)                                         $(32,482)        $ 27,312        $  (4,280)        $ 36,849
                                                          ========         ========        =========         ========
Numerator -- diluted
Net income (loss)                                         $(32,482)        $ 27,312        $  (4,280)        $ 36,849
                                                          ========         ========        =========         ========
Interest  on  convertible  debentures, net of tax               --               --               --               --
                                                          --------         --------        ---------         --------
Net income (loss) available to common stockholders        $(32,482)        $ 27,312        $  (4,280)        $ 36,849
                                                          ========         ========        =========         ========

Denominator -- basic
Basic  weighted  average common shares outstanding         115,690          110,562          115,381          113,147
                                                          ========         ========        =========         ========
Denominator -- diluted
Basic  weighted  average common shares outstanding         115,690          110,562          115,381          113,147
Effect of dilutive securities:
Common stock options                                            --            5,820               --            3,316
                                                          --------         --------        ---------         --------
Diluted weighted average shares                            115,690          116,382          115,381          116,463
                                                          ========         ========        =========         ========
Net income (loss) per share -- basic                      $  (0.28)        $   0.25        $   (0.04)        $   0.33
                                                          ========         ========        =========         ========
Net income (loss) per share -- diluted                    $  (0.28)        $   0.23        $   (0.04)        $   0.32
                                                          ========         ========        =========         ========


5. ACQUISITIONS

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

Magic Solutions International, Inc.

   On April 1, 1998, the Company acquired all of the outstanding capital stock and options of Magic Solutions International, Inc. ("Magic Solutions"), a privately held provider of internal help desk and asset management solutions, for approximately $109.8 million in cash. The acquisition was accounted for using the purchase method of accounting and the total purchase price was $138.0 million, including transaction costs and assumed net liabilities. As the Company had assessed and formulated its plans to terminate certain Magic Solutions employees and close the Magic Solutions facilities as of the acquisition date, the total purchase price includes related liabilities of $8.7 million. Approximately $27.0 million of the total purchase price was expensed as purchased in-process research and development. The remaining excess of the purchase price over the net assets acquired was $111.0 million of which, $20.3 million has been recorded as purchased technology and trademarks and $90.7 million as goodwill which are being amortized on a straight-line basis over 5 and 7 years, respectively. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. This analysis resulted in $27.0 million being assigned to in-process research and development projects which had not yet reached technological feasibility and did not have alternative future use.

   The following summary, prepared on a pro forma basis, combines the results of operations as if Magic Solutions had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles, the write-off of in-process technology and the related income tax effects (dollars in thousands, except per share amounts):

                                               Six Months Ended
                                                    June 30
                                              ---------------------
                                                1998         1997
                                              --------     --------
                                                    (unaudited)
   Revenue                                    $415,083     $325,605
   Net income (loss)                           (6,650)       13,898
   Net income (loss) per share                 $(0.06)        $0.12


   The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

   In connection with the acquisitions accounted for as a pooling of interests, the Company incurred direct transaction costs and other restructuring and related charges in the amount of $45.2 million in the three months ended June 30, 1998. In connection with the acquisitions accounted for as purchase transactions, the Company incurred a charge of $27.0 million in the three months ended June 30, 1998, consisting principally of the write off of in-process research and development acquired. The following is a summary of these charges for the three months ended June 30, 1998 together with charges for certain restructuring activities taken by the Company ($ 000's):


                               Direct        Severance     Lease Costs
                             Transaction         &           and Asset      In-Process
                                Costs         Benefits      Write downs         R&D            Other            Total
                             -----------     ---------     ------------        --------       --------         --------
TIS                           $ 15,023        $  3,818        $  4,414              $-        $   (924)        $ 22,331
Secure                             500             500           1,200              --             100            2,300
Magic                               --              --              --          27,014                           27,014
Restructuring Costs-Q2              --          11,318           8,644              --             610           20,572
                              --------        --------        --------        --------        --------         --------
Total Charges                 $ 15,523        $ 15,636        $ 14,258        $ 27,014        $   (214)        $ 72,217
                              --------        --------        --------        --------        --------         --------

   Direct transaction costs included $10.5 million in investment banking fees, $4.3 million in legal and accounting fees, and $709,000 in filing fees, travel and other costs. Lease costs and asset writedowns include the costs of closing approximately 18 facilities throughout the world ($6.5 million) and the disposal of excess and obsolete assets (generally computer equipment which did not comply with the Company's standards ($7.8 million)).

   The following table summarizes the activity in the reserves for severance and benefits, lease costs and asset write downs established in the second quarter of 1998 ($000's):


                                    Direct                                           Asset
                                 Transaction        Severance        Lease           Write
                                    Costs          & Benefits        Costs           Downs           Other            Total
                                   --------         --------        --------        --------        --------         --------
Charged in Three Months
ended June 30, 1998                $ 15,523         $ 15,636        $  6,485        $  7,773        $   (214)        $ 45,203
Paid Out or Charged against
the related assets                   (5,254)          (9,053)           (596)         (1,310)             --          (16,213)
                                   --------         --------        --------        --------        --------         --------
Balance, June 30, 1998             $ 10,269         $  6,583        $  5,889        $  6,463        $   (214)        $ 28,990
                                   ========         ========        ========        ========        ========         ========


   The severance and benefits charges for the three months ended June 30, 1998 related to company-wide reductions in force following the Company's acquisition of TIS in the second quarter, of approximately 122 employees across all employee groups. Substantially all terminated employees left the Company in the period the related accounting charge was recorded. A limited number of employees from each acquisition were retained for short transition periods. The cost of these employees was charged to operating expenses during the transition period.

   The lease costs represent an estimate of lease expenses during the period prior to re-leasing the property together with losses on sub-leases, if any. The leased facilities were substantially vacated in the period in which the related accounting charges were recorded. The costs related to any facilities which were used by the Company during this period were charged to operations, however, such charges were not material. Asset write downs comprised $2.5 million in losses on Company owned buildings (which were written down to estimated values determined by appraisals) and $5.3 million in net losses of computer and other miscellaneous assets. In general, this equipment was discarded or sold for nominal value. Due to the immediate consolidation of facilities, depreciation allocable to these facilities and the related assets, during the transition period, was not material. Of the facilities acquired in its 1998 acquisitions identified for closure, the Company has 9 facilities worldwide which have not been subleased (8 leased, one owned). These facilities are insignificant to the Company's operations and each is intended for disposal or sublease in 1999.

   The following table summarizes the activity in the reserves for severance and benefits, lease costs and asset and write downs established in the year ended December 31, 1997 ($000's):

                                    Direct                                             Asset
                                 Transaction        Severance          Lease           Write
                                    Costs          & Benefits          Costs            Downs           Other            Total
                                   --------         --------         --------         --------         --------         --------
Balance, December 31, 1997         $  8,050         $ 10,697         $  3,842         $  1,865         $  2,893         $ 27,347
Paid out or charged against
the related assets                   (8,116)          (5,738)          (2,725)          (3,722)          (2,439)         (22,740)
Adjustment to liability                  --           (3,000)              --            3,000               --               --
                                   --------         --------         --------         --------         --------         --------
Balance, June 30, 1998             $    (66)        $  1,959         $  1,117         $  1,143         $    454         $  4,607
                                   ========         --------         --------         --------         ========         ========


        The Company believes that the reserve balances remaining at June 30, 1998 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and other related costs in future periods.

6. CONVERTIBLE DEBENTURES

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

7. STOCK DIVIDEND

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

8. LITIGATION

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

9. SUBSEQUENT EVENTS

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

                                                     (unaudited pro forma)
                                               (in thousands, except per share data)
                                       Year Ended December 31,                 Three Months Ended
                                                                                    March 31,
                               1997            1996            1995            1998           1997
Net revenue                  $719,842        $511,107        $331,104         220,704        $166,796
Net income (loss)               9,557           9,466          52,511          31,745          10,398
                             ========        ========        ========        ========        ========
Net income (loss) per
share - diluted              $   0.07        $   0.08        $   0.44        $   0.24        $   0.08
                             ========        ========        ========        ========        ========

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

    This Report on Form 10-Q/A contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q/A are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Risk Factors" and elsewhere in this Report on Form 10-Q/A.

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

   The following table depicts the Company's product suites:

                                    NET TOOLS


                    NET TOOLS SECURE                                                        NET TOOLS MANAGER
     ------------------------------------------------                 -----------------------------------------------------------
        MCAFEE TOTAL                   TOTAL NETWORK                  SNIFFER TOTAL NETWORK                  MCAFEE TOTAL SERVICE
     VIRUS DEFENSE (TVD)               SECURITY (TNS)                    VISIBILITY (TNV)                         DESK (TSD)
     -------------------               --------------                 ---------------------                  --------------------
- VirusScan Security Suite     - PGP Encryption Suite             - Sniffer Portable Analysis Suite    - McAfee Help Desk Suite

- Net Shield Security Suite    - Gauntlet Active Firewall Suite   - Sniffer Distributed Analysis Suite - Zero Administration Client
                                                                                                         Suite
- Internet Security Suite      - CyberCop  Intrusion Protection   - Sniffer Service Desk Suite         - Self Service Desk Suite
                                 Suite

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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in the Company's statements of operations for the three months and six months ended June 30, 1998 and 1997:

                                                      THREE MONTHS                  SIX MONTHS
                                                      ENDED JUNE 30,               ENDED  JUNE 30,
                                                   --------------------         --------------------
                                                   1998           1997          1998           1997
                                                   -----          -----         -----          -----
Net revenue                                        100.0%         100.0%        100.0%         100.0%
Operating costs and expenses:
  Cost of net revenue                               18.3           16.8          18.5           17.5
  Research and development .                        13.0           15.2          13.5           14.2
  Marketing and sales                               27.9           31.5          32.2           30.4
  General and administrative                         8.2            9.6           7.0            9.5
  Amortization of intangibles                        4.3            0.9           3.2            0.9
  Acquisition and other unusual costs               34.0             --          17.7            6.4
                                                   -----          -----         -----          -----
    Total operating costs and expenses             105.7           74.0          92.1           78.9
                                                   -----          -----         -----          -----
          Income (loss) from operations             (5.7)          26.0           7.9           21.0
Other income                                         1.5            3.3           2.0            2.7
                                                   -----          -----         -----          -----
          Income (loss) before income taxes         (4.2)          29.3           9.9           23.8
Provision for income taxes .                        11.1           11.7          10.9           11.7
                                                   -----          -----         -----          -----
          Net income (loss)                        (15.3)%         17.6%         (1.0)%         12.0%
                                                   =====          =====         =====          =====

   Net Revenue. Net revenue includes product revenues, revenues from software support, maintenance contracts, education and consulting services as well as revenues from those warranty, customer support and maintenance contracts which are deferred and recognized over the related service period. Net revenue increased 37% to $212.5 million in the three months ended June 30, 1998 from $155.2 million in the three months ended June 30, 1997. For the six month period ended June 30, 1998, net revenue increased 34% to $408.9 million from $306.1 million in the same period in 1997. The increase in net revenues is due to increases in the licensing of anti-virus and network security software products to new customers, renewing expiring anti-virus and network security licenses, continued acceptance of the Company's Network Visibility and Service Desk product suites as well as the growth of the installed customer base and the resulting renewal of maintenance contracts.

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

   International revenue accounted for approximately 31% and 26% of net revenue for the three months ended June 30, 1998 and 1997, respectively. For the six month periods ended June 30, 1998 and 1997, the percentage of net revenue from international licenses was approximately 31% and 27%, respectively. The increase in international net revenue as a percentage of net revenue was due primarily to increased acceptance of the Company's products in international markets and the continued investment in international operations. The Company expects that international revenue will continue to account for a significant percentage of net revenue, particularly in light of the recent Dr. Solomon's acquisition. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, the Company engages in financial risk management activities. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances (such as the current economic turbulence in Asia), political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on the Company's future international license revenue. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.* There are a number of additional risks related to the export of the Company's PGP and TIS security products.

   Cost of Revenue. Cost of revenue is comprised of cost of product revenue and cost of services and support revenue. Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting and education services. Cost of revenue increased 50% to $38.9 million in the three months ended June 30, 1998 from $26.0 million in the three months ended June 30, 1997. For the six months ended June 30, 1998, cost of revenue increased 42% to $75.8 million from $53.5 million for the six months ended June 30, 1997. These increases are due to an increase in net revenue (particularly product revenues) as well as the continued investment in the professional services organization. To the extent that the product mix fluctuates from quarter to quarter, the cost of revenue will increase or decrease accordingly.

   The Company continued to expand its professional services organization which is expected to cause the cost of services and support revenue to increase in absolute dollars and may cause such expenses as a percentage of net revenue to increase. To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue will increase and, accordingly, gross margins will decrease.* In addition, to the extent that the Company increases its reliance on retail distribution (including through the pending CyberMedia acquisition), it may encounter problems related to product returns and limited shelf space availability.*


--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 30 for a discussion of certain factors that could affect future performance.

   Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's development and technical support staff. Research and development expenses increased 17% to $27.6 million in the three months ended June 30, 1998 from $23.5 million in the three months ended June 30, 1997. For the six months ended June 30, 1998 research and development expenses increased 26% to $55.1 million from $43.8 million in the six months ended June 30, 1997. These increases were primarily a result of the expansion of the Company's product development and technical support staff. As a percentage of net revenue, research and development expenses decreased to 13.0% in the three months ended June 30, 1998 from 15.2% in the three months ended June 30, 1997 and decreased to 13.5% in the six months ended June 30, 1998 from 14.3% in the six months ended June 30, 1997. The Company anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

   The Company believes that its ability to maintain its competitiveness will depend in large part upon its ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

   Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 21% to $59.3 million in the three months ended June 30, 1998 from $48.8 million in the three months ended June 30, 1997. For the six months ended June 30, 1998 marketing and sales expenses increased 42% to $131.8 million from $93.1 million in the six months ended June 30, 1997. This increase was primarily the result of an increase in marketing and sales personnel and, to a lesser extent, increased advertising and promotional activities required to support increased sales volumes and expanding product lines. As a percentage of net revenue, marketing and sales expense was 27.9% and 31.4% in the three month periods ended June 30, 1998 and 1997 and 32.2% and 30.4% in the six month periods ended June 30, 1998 and 1997. The Company is seeking to expand the breadth and depth of its product suites. Such expansion, together with the Company's efforts to build brand identity under its new corporate name are expected to contribute to a further increase in marketing and sales expenses in absolute dollars, which, may cause expenses to fluctuate as a percentage of net revenue.

   General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs decreased 17% to $17.4 million in the three months ended June 30, 1998 from $14.9 million in the three months ended June 30, 1997. For the six months ended June 30, 1998 general and administrative costs decreased 1% to $28.7 million from $29.0 million in the six months ended June 30, 1998. The decrease is a result of the consolidated staffing both domestically and internationally. As a percentage of net revenue, general and administrative expenses were 8.2% and 9.6% in the three months periods ended June 30, 1998 and 1997 and 7.0% and 9.5% in the six month periods ended June 30, 1998 and 1997. The Company intends to continue to make investments in its finance and administrative infrastructure, and, as a result, expects general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

   Amortization of Intangibles. The Company expensed $9.1 million and $1.5 million of amortization related to intangibles in the three months ended June 30, 1998 and 1997, respectively and $13.2 million and $2.8 million in the six months ended June 30, 1998 and 1997, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. The increases are due to the acquisitions of PGP and Magic Solutions.

   Acquisition and Other Related Costs

   In connection with the acquisitions accounted for as a pooling of interests, the Company incurred direct transaction costs and other restructuring and related charges in the amount of $45.2 million in the three months ended June 30, 1998. In connection with the acquisitions accounted for as purchase transactions, the Company incurred a charge of $27.0 million in the three months ended June 30, 1998, consisting principally of the write off of in-process research and development acquired. The following is a summary of these charges for the three months ended June 30, 1998 together with charges for certain restructuring activities taken by the Company ($ 000's):

                               Direct                        Lease Costs
                            Transaction      Severance        and Asset     In-Process
                               Costs         & Benefits      Write downs        R&D             Other           Total
                               -----         ----------      -----------        ---             -----           -----
TIS                           $ 15,023        $  3,818        $  4,414        $     --        $   (924)        $ 22,331
Secure                             500             500           1,200              --             100            2,300
Magic                               --              --              --          27,014                           27,014
Restructuring Costs-Q2              --          11,318           8,644              --             610           20,572
                              --------        --------        --------        --------        --------         --------
Total Charges                 $ 15,523        $ 15,636        $ 14,258        $ 27,014        $   (214)        $ 72,217
                              --------        --------        --------        --------        --------         --------

   Direct transaction costs included $10.5 million in investment banking fees, $4.3 million in legal and accounting fees, and $709,000 in filing fees, travel and other costs. Lease costs and asset writedowns include the costs of closing approximately 18 facilities throughout the world ($6.5 million) and the disposal of excess and obsolete assets (generally computer equipment which did not comply with the Company's standards ($7.8 million)).

   The following table summarizes the activity in the reserves for severance and benefits, lease costs and asset write downs established in the second quarter of 1998 ($000's):


                                   Direct                                            Asset
                                 Transaction       Severance         Lease           Write
                                    Costs          & Benefits        Costs           Downs            Other            Total
                                    -----          ----------        -----           -----            -----            -----
Charged in Three Months
ended June 30, 1998                $ 15,523         $ 15,636        $  6,485        $  7,773        $   (214)        $ 45,203
Paid out or charged against
the related assets                   (5,254)          (9,053)           (596)         (1,310)             --          (16,213)
                                   --------         --------        --------        --------        --------         --------
Balance, June 30, 1998             $ 10,269         $  6,583        $  5,889        $  6,463        $   (214)        $ 28,990
                                   ========         ========        ========        ========        ========         ========


   The severance and benefits charges for the three months ended June 30, 1998 related to company-wide reductions in force following the Company's acquisition of TIS in the second quarter, of approximately 122 employees across all employee groups. Substantially all terminated employees left the Company in the period the related accounting charge was recorded. A limited number of employees from each acquisition were retained for short transition periods. The cost of these employees was charged to operating expenses during the transition period.

   The lease costs represent an estimate of lease expenses during the period prior to re-leasing the property together with losses on sub-leases, if any. The leased facilities were substantially vacated in the period in which the related accounting charges were recorded. The costs related to any facilities which were used by the Company during this period were charged to operations, however, such charges were not material. Other asset write downs comprised $2.5 million in losses on Company owned buildings (which were written down to estimated values determined by appraisals) and $5.3 million in net losses of computer and other miscellaneous assets. In general, this equipment was discarded or sold for nominal value. Due to the immediate consolidation of facilities, depreciation allocable to these facilities and the related assets, during the transition period, was not material. Of the facilities acquired in its 1998 acquisitions identified for closure, the Company has 9 facilities worldwide which have not been disposed of or subleased (8 leased, one owned). These facilities are insignificant to the Company's operations and, other than a portion of a leased facility which the Company has decided to retain, each is intended for disposal or sublease in 1999.

   The following table summarizes the activity in the reserves for severance and benefits, lease costs and asset and write downs established in the year ended December 31, 1997 ($000's):

                                   Direct                                            Asset
                                 Transaction       Severance         Lease           Write
                                    Costs          & Benefits        Costs           Downs            Other            Total
                                    -----          ----------        -----           -----            -----            -----
Balance, December 31, 1997         $  8,050         $ 10,697         $  3,842         $  1,865         $  2,893         $ 27,347
Paid Out or Charged against
the related assets                   (8,116)          (5,738)          (2,725)          (3,722)          (2,439)         (22,740)
Adjustment to liability                  --           (3,000)              --            3,000               --               --
                                   --------         --------         --------         --------         --------         --------
Balance, June 30, 1998             $    (66)        $  1,959         $  1,117         $  1,143         $    454         $  4,607
                                   ========         --------         --------         --------         ========         ========


        The Company believes that the reserve balances remaining at June 30, 1998 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and other related costs in future periods.

   The in-process research and development costs were approximately $27.0 million in connection with the acquisition of Magic Solutions in the three months ended June 30, 1998. The following is a summary of the projects acquired and the assumptions used in determining the value of the in-process research and development costs.

Magic Solutions:

   The ongoing projects at Magic Solutions at the time of the purchase comprised an upgrade version of Support Magic 4.0, Magic Solutions current product. This upgrade, known as Merlin Enterprise, represents new technologies with significant enhanced functionality, including increased scalability, a 32-bit browser-based technology, an enhanced user interface and integrated management features. At the date the Company acquired Magic Solutions, the Company estimated that, on average, 80% of the development effort had been completed and that the remaining 20% of the development effort would take approximately 12 months to complete and would cost $1.8 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into the Company's suite of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with the Company's products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the Company's more effective distribution channel. In conformity with the SEC's revised guidelines, these cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over the Company's average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. If the Company does not deploy commercially accepted products based on the acquired in-process technologies, operating results could be adversely affected in future periods. Additionally, the failure of any particular project would impair the value of other intangibles, particularly goodwill, acquired from Magic Solutions.

Other Acquisitions:

   In addition to the above transactions, the Company acquired Cinco Networks, Inc. and Pretty Good Privacy, Inc. in 1997 which, in conformity with the SEC's revised guidelines, resulted in in-process research charges of $5.2 million and $3.9 million respectively. As of June 30, 1998, the projects related to the acquisitions of Cinco and PGP were substantially complete.

   Finally, in conformity with the SEC's revised guidelines, Acquisition and other related costs for the nine months ended September 30, 1997 consisted of $19.5 million and $5.2 million of acquired in-process technology in connection with the acquisitions of 3DV and Cinco, respectively. Subsequent to the Network General merger in December 1997, all 3DV projects were terminated.

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

   Provision for Income Taxes. The Company's effective tax rate was 34% and 38% for the three months ended June 30, 1998 and 1997, respectively, and 41% and 39% for the six months ended June 30, 1998 and 1997, respectively. The Company's effective tax rate was 37% and 40% for the three months ended June 30, 1998 and 1997, respectively, and 36% and 37% for the six months ended June 30, 1998 and 1997, respectively, excluding the effect of one-time non-deductible in-process research and development, merger and acquisition costs and amortization of intangibles.

Liquidity and Capital Resources

   At June 30, 1998, the Company had $101.6 million in cash and cash equivalents and $574.2 million in marketable securities, for a combined total of $675.9 million.

   Net cash used in operating activities was $10.1 million in the six months ended June 30, 1998 and net cash provided by operating activities was $64.0 million in the six months ended June 30, 1997. Net cash used in operating activities in the six months ended June 30, 1998, consisted primarily of net income before acquisition costs and depreciation and amortization plus an increase in deferred revenue which were offset primarily by an increase in accounts receivable, prepaid and other assets and a decrease in accounts payable and accrued liabilities. In the six months ended June 30, 1997, net cash provided by operating activities consisted primarily of net income before acquisition costs, plus increases in deferred revenue, accounts payable and accrued liabilities and prepaid and other assets, offset primarily by increases in accounts receivable and deferred taxes.

   The Company expects that its accounts receivable balances as a percentage of sales will increase in the foreseeable future due to various factors, including its recent and pending acquisitions of companies with longer payment cycles (particularly its acquisitions of Dr. Solomon's and CyberMedia) and its increased emphasis on international sales, typically having longer payment terms.* In addition, the longer payment cycles associated with licensing enterprise-wide network security and management product suites and with licensing products through indirect channels, such as systems integrators and VARs, are also expected to contribute to an increase in the Company's receivables balances.* Lastly, development of a two-year subscription license model for the Company's Sniffer products, which as compared to product sales typically results in lower current revenue and a corresponding increase in deferred revenue, is expected to result in an increase in accounts receivable balances as a percentage of sales.* To address the increased level of the Company's accounts receivables and to improve cash flow, the Company continuously evaluates available options, including actions to encourage earlier payment of receivables and receivable sales.* To the extent the Company's receivable balances increase, the Company will be subject to increased general credit risks with respect thereto.* There can be no assurance that the Company will be successful in mitigating the impact which such increased receivable levels may have on its financial conditions and operating results.

   Net cash used in investing activities was $444.8 million in the six months ended June 30, 1998 consisting primarily of the purchase of marketable securities, additions to fixed assets and the acquisition of Magic Solutions. Net cash used in investing activities was $61.0 million in the six months ended June 30, 1997, primarily reflecting the acquisitions of Compusul and 3DV Technology, purchases of marketable securities and additions to fixed assets and intangible assets.

   Net cash provided by financing activities was $431.0 million in the six months ended June 30, 1998, consisting primarily of net proceeds from the issuance of the Debentures, and the proceeds and tax benefits associated with the exercise of non-qualified stock options. Net cash provided by financing activities was $21.7 million in the six months ended June 30, 1997, consisting primarily of the proceeds and tax benefits associated with the exercise of non-qualified stock options partially offset by the repurchase of common stock under the Network General stock repurchase program.

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

   The Company's principal assets are its intellectual property, and the Company competes in an increasingly competitive market. There has been substantial litigation regarding intellectual property rights of technology companies. The Company has in the past been, and currently is, subject to litigation related to its intellectual property. There can be no assurance that there will be no developments arising out of such pending litigation or any other litigation to which the Company is or may become party which could have a material adverse effect on the Company's business, financial condition and results of operation. See Note 8 to the Notes to the Condensed Consolidated Financial Statements.

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

                            NETWORKS ASSOCIATES, INC.

                           FORM 10-Q/A, JUNE 30, 1998

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

   Information with respect to this item is incorporated by reference to Note 8 of the Notes to the Consolidated Financial Statements included herein on page 18 of this Report on Form 10-Q/A.

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

                           FORM 10-Q/A, JUNE 30, 1998

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

Date: April 15, 1999

                            NETWORKS ASSOCIATES, INC.

                           FORM 10-Q/A, JUNE 30, 1998

                                  EXHIBIT INDEX

EXHIBIT NO.                                         EXHIBIT TITLE                                        PAGE NO.
-----------                                         -------------                                        --------
  2.1       Agreement  and Plan of  Reorganization,  dated  as of  October  13,  1997,  among  McAfee
            Associates,  Inc., Mystery Acquisition Corp. and Network General Corporation,  as amended by the First Amendment dated as of October 22,  1997.(1)................................
  2.2       Combination Agreement dated August 16, 1996 among the Registrant,  FSA Combination Corp.,
            FSA Corporation and Daniel Freedman. (2)................................................
  2.3       Stock Exchange  Agreement  dated January 13, 1996 among the  Registrant,  FSA Combination
            Corp., Kabushiki Kaisha Jade and the shareholders of Jade. (3)..........................
  2.4       Agreement  and Plan of  Reorganization  dated  December 1, 1997  between the  Registrant,
            Helix Software Company an DNA Acquisition Corp.(4)......................................
  2.5       Agreement and Plan of Reorganization  dated December 1, 1997 between the Registrant,  PGP and PG Acquisition Corp.(5).............................................................
  2.6       Agreement and Plan of  Reorganization  dated February 22, 1998,  between the  Registrant,
            TIS and Thor Acquisition Corp. (6)......................................................
  2.7       Agreement  and  Plan  of  Reorganization  by  and  among  the  Company,  Magic  Solutions
            International,  Inc., Merlin Acquisition Corp. and Igal Lichtman,  Amendment Agreement by
            and among the Registrant, Magic Solutions International,  Inc., Merlin Acquisition Corp.,
            and Igal  Lichtman  dated March 24,  1998.  Second  Amendment  Agreement by and among the
            Registrant,  Magic Solutions  International,  Inc.,  Merlin  Acquisition  Corp., and Igal
            Lichtman dated April 1, 1998. (7).......................................................
  2.8       Stock Purchase  Agreement,  dated as of February 26, 1998, by and between FSA Combination
            Corp., and Brenda Joyce Cook.(8)........................................................
  2.9       Share Purchase  Agreement,  dated as of March 30, 1998, among FSA Combination  Corp., and
            Irina Karlsson and Jarmo Rouvinen.(8)...................................................
 2.10       Stock Purchase  Agreement,  dated as of May 8, 1998,  among FSA  Combination  Corp.,  and
            Secure Networks, Inc.(8)................................................................
  3.1       Second Restated  Certificate of  Incorporation of Networks  Associates,  Inc., as amended on December 1, 1997.(6).................................................................
  3.2       Restated Bylaws of Networks Associates, Inc. (6)........................................
  3.3       Certificate of Designation of Series A Preferred Stock of Networks Associates, Inc.(9)..
  4.2       Registration  Rights  Agreement  dated August 30, 1996 between the  Registrant and Daniel
            Freedman.(1)............................................................................
  4.5       Registration  Rights  Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4).................................................................
  4.6       Registration  Rights  Agreement,  dated as of  February  13,  1998,  by and  between  the
            Registrant and Morgan Stanley & Co. Incorporated.(10)...................................
  4.7       Indenture  dated as of February 13, 1998 between the Registrant and State Street Bank and
            Trust Company of California, N.A., as Trustee.(10)......................................
 4.10       Registration  Rights  Agreement  dated May 8, 1998, by and between the Registrant and the stockholders of Secure Networks, Inc.(8)................................................
  4.11      Registration  Rights  Agreement,  dated June 29, 1998, by and between the  Registrant and certain stockholders of CSB Consulenza Software di Base S.r.l. ("CSB").(11) ............
  4.12      Registration  Rights  Agreement,  dated July 30, 1998, by and between the  Registrant and certain stockholders of Anyware Seguridad Informatica S.A.(11) .........................
 10.1       Standard  Business Lease (Net) for Network  General's  principal  facility dated June 19,
            1991, between Network General and Menlo Oaks Partners,  L.P.(12)........................

EXHIBIT NO.                                         EXHIBIT TITLE                                        PAGE NO.
-----------                                         -------------                                        --------
 10.2       First  Amendment to Lease dated June 10, 1992,  between  Network  General and Menlo Parks
            Partners, L.P.(12)......................................................................
 10.3       Standard  Business Lease (Net) for Network General's  principal  facility dated March 11,
            1992, between Network General and Menlo Oaks Partners L.P.(13)..........................
 10.4       First  Amendment to Lease dated June 18,  1992,  between  Network  General and Menlo Oaks
            Partners, L.P.(12)......................................................................
 10.5       Lease dated March 31, 1992,  between Network General and Equitable Life Assurance Society of the United States.(12)...............................................................
 10.6       Second Amendment to Lease dated February 1, 1995,  between Network General and Menlo Oaks
            Partners, L.P.(13)......................................................................
 10.7       Third  amendment to Lease dated February 1, 1995 between  Network  General and Menlo Oaks
            Partners L.P.(13).......................................................................
 10.8       Fourth  Amendment to Lease dated May 31,  1995,  between  Network  General and Menlo Oaks
            Partners, L.P.(14)......................................................................
 10.9       Fifth  Amendment to Lease dated June 13,  1995,  between  Network  General and Menlo Oaks
            Partners, L.P.(14)......................................................................
 10.10      Lease dated July 3, 1996 between Network General and Campbell Avenue Associates.(15)....
 10.11      Sixth Amendment to Lease dated November 29, 1996,  between Network General and Menlo Oaks
            Partners, L.P.(15)......................................................................
 10.12      Sublease  Agreement for facility at 2805 Bowers Avenue,  Santa Clara,  California,  dated
            as  of  February  20,  1997,  by  and  between  McAfee  Associates,   Inc.  and  National
            Semiconductor Corporation.(16)..........................................................
 10.13      Lease  Agreement  dated  November  17, 1997 for facility at 3965  Freedom  Circle,  Santa
            Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)....
 10.14      Consent to Assignment  Agreement dated December 19, 1997 by and among Birk S. McCandless,
            LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and Networks Associates, Inc.(4)
 10.15      Subordination,  Nondisturbance and Attornment  Agreement dated December 18, 1997, between
            Guaranty Federal Bank, F.S.B., Networks Associates, Inc.  and Birk S. McCandless, LLC.(4)
 10.16      Lease dated  November  22,  1996 by and  between  Birk S.  McCandless,  LLC and  Informix
            Corporation for facility at 3965 Freedom Circle, Santa Clara,  California.(4)...........
 10.18*     1997 Stock Incentive Plan.(17)..........................................................
 10.19*     Stock Option Plan for Outside Directors (18)............................................
 10.20*     Change in control  agreement  between  the  Company  and  Dennis  Cline  dated  April 14,
            1995.(17)...............................................................................
 10.21*     Change in control agreement between the Company and Peter Watkins May 1, 1995.(17)......
 10.22*     Change in control  agreement  between the  Company and William S. Larson  dated April 14,
            1995.(17)...............................................................................
 10.23*     Change in control  agreement  between  the  Company  and Prabhat K. Goyal dated April 18,
            1996.(19)...............................................................................
 10.27*     Change in control  agreement  between  the  Company  and  Zachary  Nelson,  dated May 12,
            1998.(20)...............................................................................
 27.1       Financial Data Sheet....................................................................

----------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the Commission on October 31, 1997.
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 1996.
(3) Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Commission on March 14, 1997.
(4) Incorporated by reference from the Registrant's Registration Statement on Form S-3, filed with the Commission on February 12, 1998.
(5) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 11, 1997.
(6) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the Commission on March 25, 1998.
(7) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on April 2, 1998.

(8) Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Commission on May 26, 1998.
(9) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1997.
(10)Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Commission on May 6, 1998.
(11)Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Commission on August 5, 1998.
(12)Incorporated by reference from the Network General Corporation's Report on Form 10-K for the year ended March 31, 1992. Network General's filings with the Commission were made under File Number 0-17431.
(13)Incorporated by reference from the Network General Corporation's Report on Form 10-Q for the quarter ended December 31, 1994. Network General's filings with the Commission were made under File Number 0-17431.
(14)Incorporated by reference from the Network General Corporation's Report on Form 10-Q for the quarter ended June 30, 1995. Network General's filings with the Commission were made under File Number 0-17431.
(15)Incorporated by reference from the Network General Corporation's Report on Form 10-Q for the quarter ended June 30, 1996. Network General's filings with the Commission were made under File Number 0-17431.
(16)Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997.
(17)Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the Commission on July 31, 1995.
(18)Incorporated by reference from the Registrant's Report on Form S-8 filed with the Commission on December 2, 1997.
(19)Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.
(20)Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

* Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.