Form 10-Q/A
period 1998-09-30
NETWORKS ASSOCIATES INC/
filed 1999-04-15
CIK 890801

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

                        THIS DOCUMENT CONTAINS 51 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 49.

================================================================================

                            NETWORKS ASSOCIATES, INC.

                         FORM 10-Q/A, SEPTEMBER 30, 1998

                                ----------------

                                    CONTENTS

ITEM NUMBER                                                                  PAGE
-----------                                                                  ----
                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets:
               September 30, 1998 and December 31, 1997..................      3
            Condensed Consolidated Statements of Operations:
               Three and nine months ended September 30, 1998 and 1997...      4
            Condensed Consolidated Statements of Cash Flows:
               Nine months ended September 30, 1998 and 1997.............      5
            Notes to Condensed Consolidated Financial Statements.........      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................     23


                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS..............................................     46

ITEM 2.  CHANGES IN SECURITIES...........................................     46

ITEM 5.  OTHER INFORMATION...............................................     47

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................     47

SIGNATURES...............................................................     48

EXHIBIT INDEX............................................................     49

                            NETWORKS ASSOCIATES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   (AS RESTATED NOTE 2.)
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998            1997
                                                              -------------    ------------
                                                               (UNAUDITED)     (UNAUDITED)
Current assets:
  Cash and cash equivalents .............................      $  363,839      $  157,031
  Marketable securities .................................         133,098         151,580
  Accounts receivable, net of allowances for
  doubtful accounts of $7,842 and $5,107 at
  September 30, 1998 and December 31, 1997 ..............         226,362         156,197
  Prepaid expenses, taxes and other current assets ......          57,337          72,971
                                                               ----------      ----------
          Total current assets ..........................         780,636         537,779
Marketable securities ...................................         146,804         109,184
Fixed assets, net .......................................          58,281          48,328
Deferred taxes ..........................................          93,471          16,173
Intangibles and other assets ............................         330,229          93,886
                                                               ----------      ----------
          Total assets ..................................      $1,409,421      $  805,350
                                                               ==========      ==========
                                   LIABILITIES
Current liabilities:
  Accounts payable ......................................      $   34,333      $   26,444
  Accrued liabilities ...................................         172,409         152,772
  Deferred taxes ........................................          41,704           1,413
  Deferred revenue ......................................         125,794         109,029
  Long term debt, current portion .......................           3,540             310
                                                               ----------      ----------
          Total current liabilities .....................         377,780         289,968
  Deferred taxes, less current portion ..................          20,969           2,135
  Deferred revenue, less current portion ................          56,656          18,393
  Long term debt and other liabilities ..................         363,420           2,353
                                                               ----------      ----------
          Total liabilities .............................         818,825         312,849
                                                               ----------      ----------

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  authorized: 5,000,000 shares
  Common stock, $.01 par value;
  authorized: 350,000,000 shares; issued and outstanding:
  134,378,883 shares at September 30, 1998 and
  128,435,232 shares at December 31, 1997 ...............           1,344           1,281
Additional  paid-in capital .............................         450,866         332,519
Retained earnings .......................................         138,386         158,701
                                                               ----------      ----------
          Total stockholders' equity ....................         590,596         492,501
                                                               ----------      ----------
          Total liabilities and stockholders' equity ....      $1,409,421      $  805,350
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

                            NETWORKS ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            (AS RESTATED NOTE 2.)
                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                             -------------------------      -------------------------
                                                               1998            1997           1998            1997
                                                             ---------       ---------      ---------       ---------
Net revenue ............................................     $ 242,444       $ 188,407      $ 717,854       $ 537,566
Operating costs and expenses:
  Cost of net revenue ..................................        44,556          34,012        137,695          97,410
  Research and development .............................        33,077          26,534        102,217          74,032
  Marketing and sales ..................................        66,007          54,061        210,189         155,479
  General and administrative ...........................        16,022          21,269         65,195          60,613
  Amortization of intangibles ..........................        11,216           2,775         27,946           8,621
  Acquisition and other related costs ..................        63,399           5,234        135,616          24,738
                                                             ---------       ---------      ---------       ---------
          Total operating costs and expenses ...........       234,277         143,885        678,858         420,893
                                                             ---------       ---------      ---------       ---------
          Income from operations .......................         8,167          44,522         38,996         116,673
Interest and other income and expense, net .............         4,099           6,481         13,946          16,144
                                                             ---------       ---------      ---------       ---------
          Income before provision for income taxes......        12,266          51,003         52,942         132,817
Provision for income taxes .............................        26,710          22,221         73,189          61,854
                                                             ---------       ---------      ---------       ---------
          Net income (loss) ............................     $ (14,444)      $  28,782      $ (20,247)      $  70,963
                                                             =========       =========      =========       =========
Net income (loss)  per share -- basic ..................     $   (0.11)      $    0.23      $   (0.15)      $    0.56
                                                             =========       =========      =========       =========
Shares  used in per share  calculation  -- basic .......       133,531         127,100        131,973         126,128
                                                             =========       =========      =========       =========

Net income (loss) per share -- diluted .................     $   (0.11)      $    0.22      $   (0.15)      $    0.54
                                                             =========       =========      =========       =========
Shares  used in per share  calculation  -- diluted......       133,531         132,436        131,973         132,429
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

                            NETWORKS ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 AS RESTATED (NOTE 2.)
                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER  30,
                                                               -------------------------
                                                                 1998            1997
                                                               ---------       ---------
Cash flows from operating activities:
Net income (loss) .......................................      $ (20,247)      $  70,963
Adjustments to reconcile net income to net cash
provided from operating activities:
     Acquired in-process research and development .......         49,843          43,192
     Depreciation and amortization ......................         53,703          25,966
     Write down of owned facility .......................          1,177              --
     Interest on convertible notes ......................         11,055              --
     Unrealized gain (loss) on investments ..............          2,252          (1,947)
     Deferred taxes .....................................         13,025          (3,653)
     Changes in assets and liabilities:
       Accounts receivable ..............................        (63,354)        (40,390)
       Prepaid expenses, taxes and other ................        (22,462)         (5,297)
       Accounts payable and accrued liabilities .........        (24,838)         10,457
       Deferred revenue .................................         35,392          30,370
       Other ............................................             --            (197)
                                                               ---------       ---------
          Net cash provided by operating activities .....         35,546         129,464
Cash flows from investing activities:
  Purchase of investment securities, net ................        (19,138)        (23,576)
  Additions to fixed assets .............................        (33,453)        (33,217)
  Acquisition of CyberMedia .............................       (119,958)             --
  Acquisition of Magic Solutions, Inc. ..................       (109,717)             --
  Acquisition of Compusul ...............................             --          (2,709)
  Acquisition of 3DV Technology, Inc. ...................             --         (20,000)
  Acquisition of Cinco ..................................             --         (25,079)
  Other .................................................             --            (922)
                                                               ---------       ---------
          Net cash used in investing activities .........       (282,266)       (105,503)
Cash flows from financing activities:
  Effect of exchange rate fluctuations ..................         (3,827)         (1,333)
  Issuance of common stock ..............................          2,248              --
  Proceeds from borrowing under line of credit ..........             --             990
  Repayments of  notes payable ..........................           (186)           (117)
  Sale of convertible debentures ........................        337,624              --
  Stock option exercises ................................         92,052          35,262
  Tax benefit from exercise of nonqualified stock options         25,154          35,128
  Exercise of warrants ..................................            463              --
  Repurchase of common stock ............................             --         (39,738)
                                                               ---------       ---------
          Net cash provided by financing activities .....        453,528          30,192
                                                               ---------       ---------
Net increase in cash and cash equivalents ...............        206,808          54,153
Cash and cash equivalents at beginning of period ........        157,031         159,170
                                                               ---------       ---------
Cash and cash equivalents at end of period ..............      $ 363,839       $ 213,323
                                                               =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

   During the nine months ended September 30, 1998, the Company completed the acquisitions of Trusted Information Systems ("TIS"), Dr. Solomon's Group PLC ("Dr Solomon's"), Anyware Seguridad Informatica S.A. ("Anyware"), QA Information Security Holding AB ("QA"), Syscon (Proprietary) Limited ("Syscon"), Nordic Lantools OY and Nordic Lantools AB (together "Nordic"), Secure Networks, Inc. ("Secure") and CSB Consulenza Software di Base S.r.l. ("CSB"). All of these acquisitions were accounted for under the pooling of interests method of accounting. Financial data of the Company has been restated to reflect these acquisitions for all periods presented.

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

2. RESTATEMENT

   After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has restated the accompanying consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998. The financial statements have been restated to reflect a change in the purchase price allocation and related amortization of intangibles for acquisitions accounted for by the purchase method of accounting in 1997 (Cinco Networks, Inc., and Pretty Good Privacy, Inc.) and 1998 (Magic Solutions, Inc., and CyberMedia, Inc.), as well as two smaller acquisitions in 1995 and 1996 (AIM Technology and Vycor Corporation, respectively). The Company has also revised the original accounting for several previously reported small acquisitions accounted for under the poolings of interests method of accounting and for certain other adjustments to the Acquisition and other related costs charge taken in the fourth quarter of 1997. The following schedules summarize these restatements.

                            NETWORKS ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                                  SEPTEMBER 30, 1998
                                                                  ------------------------------------------------
                                                                  AS PREVIOUSLY
                                                                     REPORTED           OTHER          AS RESTATED
                                                                  -------------      -----------       -----------
Current assets:
  Cash and cash equivalents .................................      $   360,729       $     3,110       $   363,839
  Short term marketable securities ..........................          133,098                --           133,098
  Accounts receivable, net of allowance for doubtful accounts
          of $7,842 .........................................          225,232             1,130           226,362
  Prepaid expenses, taxes and other current assets ..........           59,324            (1,987)           57,337
                                                                   -----------       -----------       -----------
          Total current assets ..............................          778,383             2,253           780,636
Long term marketable securities .............................          146,804                --           146,804
Fixed assets, net ...........................................           64,513            (6,232)           58,281
Deferred taxes ..............................................           93,471                --            93,471
Intangible and other assets .................................          100,330           229,899           330,229
                                                                   -----------       -----------       -----------
          Total assets ......................................      $ 1,183,501       $   225,920       $ 1,409,421
                                                                   ===========       ===========       ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable ..........................................      $    34,333       $        --            34,333
  Accrued liabilities .......................................          184,876           (12,467)          172,409
  Deferred taxes ............................................           41,704                --            41,704
  Deferred revenue ..........................................          125,794                --           125,794
  Long term debt, current portion ...........................            3,540                --             3,540
                                                                   -----------       -----------       -----------
          Total current liabilities .........................          390,247           (12,467)          377,780
  Deferred taxes, less current portion ......................           20,969                --            20,969
  Deferred revenue, less current portion ....................           56,656                --            56,656
  Long term debt and other liabilities ......................          363,420                --           363,420
                                                                   -----------       -----------       -----------
          Total liabilities .................................          831,292           (12,467)          818,825

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: one share
Common stock, $.01 par value:
  Authorized: 350,000,000 shares;
  Issued and outstanding: 134,378,883 shares ................            1,344                               1,344
Additional paid-in capital ..................................          450,866                             450,866
Retained earnings ...........................................         (100,001)          238,387           138,386
                                                                   -----------       -----------       -----------
          Total stockholders' equity ........................          352,209           238,387           590,596
                                                                   -----------       -----------       -----------
          Total liabilities and stockholders' equity ........      $ 1,183,501       $   225,920       $ 1,409,421
                                                                   ===========       ===========       ===========

                            NETWORKS ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  QUARTER ENDED SEPTEMBER 30, 1998
                                                             ---------------------------------------------
                                                             AS PREVIOUSLY
                                                                REPORTED         OTHER        AS RESTATED
                                                             -------------     ---------     -------------
Net revenue .............................................      $ 242,444       $      --       $ 242,444

Operating costs and expenses:
  Cost of net revenue ...................................         44,556              --          44,556
  Research and development ..............................         33,077              --          33,077
  Marketing and sales ...................................         66,007              --          66,007
  General and administrative ............................         16,022              --          16,022
  Amortization of intangibles ...........................          3,392           7,824          11,216
  Acquisition and other related costs ...................        188,862        (125,463)         63,399
                                                               ---------       ---------       ---------
       Total operating costs and expenses ...............        351,916        (117,639)        234,277
                                                               ---------       ---------       ---------
          Income from operations ........................       (109,472)        117,639           8,167
Interest and other income, net ..........................          4,099                           4,099
                                                               ---------       ---------       ---------
          Income before provision for income taxes ......       (105,373)        117,639          12,266

Provision for income taxes ..............................         26,710                          26,710
                                                               ---------                       ---------
          Net income (loss) .............................      $(132,083)      $ 117,639       $ (14,444)
                                                               =========       =========       =========

Net income (loss) per share - basic .....................      $   (0.99)                      $   (0.11)
                                                               =========                       =========
Shares used in per share calculation - basic ............        133,531                         133,531
                                                               =========                       =========

Net income (loss)  per share - diluted ..................      $   (0.99)                      $   (0.11)
                                                               =========                       =========
Shares  used  in  per  share  calculation  - diluted.....        133,531                         133,531
                                                               =========                       =========

                            NETWORKS ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                           --------------------------------------------------------------
                                                                           RESTATEMENT
                                                           AS PREVIOUSLY   FOR POOLING
                                                              REPORTED     TRANSACTIONS        OTHER        AS RESTATED
                                                           -------------  --------------     ---------     --------------
Net revenue ..........................................       $ 699,850       $  18,004       $      --       $ 717,854
Operating costs and expenses:
  Cost of revenue ....................................         132,245           5,450              --         137,695
  Research and development ...........................          95,202           7,015              --         102,217
  Marketing and sales ................................         198,677           4,194           7,318         210,189
  General and administrative .........................          53,557           6,638           5,000          65,195
  Amortization of intangibles ........................           9,932             503          17,511          27,946
  Acquisition and other related costs ................         339,772              --        (204,156)        135,616
                                                             ---------       ---------       ---------       ---------
       Total operating costs and expenses ............         829,385          23,800        (174,327)        678,858
                                                             ---------       ---------       ---------       ---------
          Income from operations .....................        (129,535)         (5,796)        174,327          38,996
Interest and other income, net .......................          13,689             257              --          13,946
                                                             ---------       ---------       ---------       ---------
          Income before provision for income taxes....        (115,846)         (5,539)        174,327          52,942

Provision for income taxes ...........................          77,241             271          (4,323)         73,189
                                                             ---------       ---------       ---------       ---------
          Net income (loss) ..........................       $(193,087)      $  (5,810)        178,650       $ (20,247)
                                                             =========       =========       =========       =========

Net income (loss) per share - basic ..................       $   (1.47)                                      $   (0.15)
                                                             =========                                       =========
Shares used in per share calculation - basic .........         131,428             545                         131,973
                                                             =========       =========                       =========

Net income (loss)  per share - diluted ...............       $   (1.47)                                      $   (0.15)
                                                             =========                                       =========
Shares used in per share calculation - diluted .......         131,428             545                         131,973
                                                             =========       =========                       =========

                            NETWORKS ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                             DECEMBER 31, 1997
                                                            -------------------------------------------------------
                                                                           RESTATEMENT
                                                            AS PREVIOUSLY  FOR POOLING
                                                               REPORTED    TRANSACTIONS     OTHER       AS RESTATED
                                                            ------------- --------------   --------     -----------
Current assets:
  Cash and cash equivalents ............................       $155,391      $  1,640      $     --       $157,031
  Short term marketable securities .....................        151,042           538            --        151,580
  Accounts receivable, net of allowance for
    doubtful accounts of $5,107 ........................        163,779         2,718       (10,300)       156,197
  Prepaid expenses, taxes and other current assets .....         35,789         5,768        31,414         72,971
                                                               --------      --------      --------       --------

          Total current assets .........................        506,001        10,664        21,114        537,779
Long term marketable securities ........................        109,184            --            --        109,184
Fixed assets, net ......................................         46,845         1,483            --         48,328
Deferred taxes .........................................         46,262            --       (30,089)        16,173
Intangible and other assets ............................         45,128            44        48,714         93,886
                                                               --------      --------      --------       --------
          Total assets .................................       $753,420      $ 12,191      $ 39,739       $805,350
                                                               ========      ========      ========       ========

                                   LIABILITIES
Current liabilities:
  Accounts payable .....................................       $ 24,920      $  1,524      $     --       $ 26,444
  Accrued liabilities ..................................        164,377         3,795       (15,400)       152,772
  Deferred taxes .......................................             --         1,724          (311)         1,413
  Deferred revenue .....................................        108,718            --           311        109,029
  Long term debt, current portion ......................            153           157            --            310
                                                               --------      --------      --------       --------
          Total current liabilities ....................        298,168         7,200       (15,400)       289,968
  Deferred taxes, less current portion .................          2,117            18            --          2,135
  Deferred revenue, less current portion ...............         18,393            --            --         18,393
  Long term debt and other liabilities .................          2,353            --            --          2,353
                                                                                           --------       --------
          Total liabilities ............................        321,031         7,218       (15,400)       312,849
                                                               --------      --------      --------       --------

                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: one share
Common stock, $.01 par value:
  Authorized: 350,000,000 shares;
  Issued and outstanding: 128,435,232 shares at
December 31, 1997 ......................................          1,273             8            --          1,281
Additional paid-in capital .............................        331,800           719            --        332,519
Retained earnings ......................................         99,316         4,246        55,139        158,701
                                                               --------      --------      --------       --------
          Total stockholders' equity ...................        432,389         4,973        55,139        492,501
                                                               --------      --------      --------       --------
          Total liabilities and stockholders' equity....       $753,420      $ 12,191      $ 39,739       $805,350
                                                               ========      ========      ========       ========

                            NETWORKS ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      QUARTER ENDED SEPTEMBER 30, 1997
                                                          -------------------------------------------------------
                                                                         RESTATEMENT
                                                          AS PREVIOUSLY  FOR POOLING
                                                             REPORTED    TRANSACTIONS     OTHER       AS RESTATED
                                                          -------------  ------------    --------     -----------
Net revenue ..........................................       $182,041      $  6,366      $     --        188,407
Operating costs and expenses:
  Cost of revenue ....................................         32,600         1,412            --         34,012
  Research and development ...........................         25,920           614            --         26,534
  Marketing and sales ................................         52,076         1,985            --         54,061
  General and administrative .........................         20,201         1,068            --         21,269
  Amortization of intangibles ........................          1,013            --         1,762          2,775
  Acquisition and other related costs ................         23,688            --       (18,454)         5,234
                                                             --------      --------      --------       --------
       Total operating costs and expenses ............        155,498         5,079       (16,692)       143,885
                                                             --------      --------      --------       --------
          Income from operations .....................         26,543         1,287        16,692         44,522
Interest and other income, net .......................          6,356           125            --          6,481
                                                             --------      --------      --------       --------
          Income before provision for income taxes....         32,899         1,412        16,692         51,003
Provision for income taxes ...........................         21,423           798            --         22,221
                                                             --------      --------      --------       --------
          Net income .................................       $ 11,476      $    614      $ 16,692       $ 28,782
                                                             ========      ========      ========       ========

Net income per share - basic .........................       $   0.09                                   $   0.23
                                                             ========                                   ========
Shares used in per share calculation - basic .........        125,339         1,761                      127,100
                                                             ========      ========                     ========

Net income per share - diluted .......................       $   0.09                                   $   0.22
                                                             ========                                   ========
Shares used in per share calculation - diluted .......        130,675         1,761                      132,436
                                                             ========      ========                     ========

                            NETWORKS ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                           ----------------------------------------------------------
                                                                          RESTATEMENT
                                                           AS PREVIOUSLY  FOR POOLING
                                                              REPORTED    TRANSACTIONS       OTHER        AS RESTATED
                                                           -------------  ------------     ---------      -----------
Net revenue ..........................................       $ 518,468      $  19,098      $      --       $ 537,566
Operating costs and expenses:
  Cost of revenue ....................................          93,174          4,236             --          97,410
  Research and development ...........................          72,190          1,842             --          74,032
  Marketing and sales ................................         149,524          5,955             --         155,479
  General and administrative .........................          57,412          3,201             --          60,613
  Amortization of intangibles ........................           4,359             --          4,262           8,621
  Acquisition and other related costs ................          43,192             --        (18,454)         24,738
                                                             ---------      ---------      ---------       ---------
       Total operating costs and expenses ............         419,851         15,234        (14,192)        420,893
                                                             ---------      ---------      ---------       ---------
          Income from operations .....................          98,617          3,864         14,192         116,673
Interest and other income, net .......................          15,769            375             --          16,144
                                                             ---------      ---------      ---------       ---------
          Income before provision for income taxes....         114,386          4,239         14,192         132,817
Provision for income taxes ...........................          59,460          2,394             --          61,854
                                                             ---------      ---------      ---------       ---------
          Net income .................................       $  54,926      $   1,845      $  14,192       $  70,963
                                                             =========      =========      =========       =========

Net income per share - basic .........................       $    0.44                                     $    0.56
                                                             =========                                     =========
Shares used in per share calculation - basic .........         124,367          1,761                        126,128
                                                             =========      =========                      =========

Net income per share - diluted .......................       $    0.42                                     $    0.54
                                                             =========                                     =========
Shares used in per share calculation - diluted .......         130,668          1,761                        132,429
                                                             =========      =========                      =========

DESCRIPTION OF ADJUSTMENTS

   RESTATEMENT FOR POOLING TRANSACTIONS - NOT PREVIOUSLY RECORDED

   The above adjustments reflect the acquisitions of Anyware, QA, Syscon, Nordic, Secure, CSB and Helix Software Company (acquired in December 1997), for all periods presented. The Company originally included the financial statements of the acquired entities only in the quarter in which they were acquired, with an adjustment to retained earnings for prior periods. At the request of the SEC, the Company has restated all periods to reflect the historical financial statements of all these acquisitions.

   In addition, the Company's original restatement of the nine months ended September 30, 1998 for the acquisition of Dr. Solomon's included Dr. Solomon's results for the two pre-acquisition fiscal quarters ended February 28, 1998 and May 31, 1998 together with its post-acquisition fiscal quarter ended September 30, 1998. As previously disclosed, the results of operations of Dr. Solomon's for the month of June were not included in the consolidated results for the nine months ended September 30, 1998 and were separately disclosed in the Company's Form 10-Q for such period. The above adjustments include the June 1998 results of operations for Dr. Solomon's and, as a result, include the results of Dr. Solomon's for a ten-month period. Revenue and net loss for Dr. Solomon's for June 1998 was $7.3 million and $3.8 million, respectively.

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

                                                  As                           Additional
                                              Originally       As Restated        Amount
                                               Reported                        Capitalized
                                                $'000             $'000          $'000
                                              ----------       -----------     -----------
Magic Solutions                                 $ 97,001        $ 27,014        $ 69,987
(acquired by Network Associates in 1998)
CyberMedia                                       122,228          22,830          99,398
(acquired by Network Associates in 1998)
Cinco                                             23,688           5,234          18,454
(acquired by Network General in 1997)
Pretty Good Privacy                               30,878           3,937          26,941
(acquired by Network Associates in 1997)
Vycor                                              7,800              --           7,800
(acquired by McAfee in 1996)
AIM                                                7,200              --           7,200
(acquired by Network General in 1995)


   Restatements relating to other acquisition charges:

    The Company has also made a number of other adjustments relating to its Acquisition and other related costs recorded during the nine months ended September 30, 1998 and to Amortization of intangibles recorded as a result of the in-process research and development related restatements. The table below shows these adjustments together with the adjustments to acquired in-process research and development:

     ---------------------------------------------------------------------------------------------------------------
                                                                                    NINE MONTHS       THREE MONTHS
     DESCRIPTION OF RECLASSIFICATION                                                   ENDED              ENDED
     -------------------------------                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                                        1998              1998
     --------------------------------------------------------------------------------------------------------------
                                                                                       $'000              $'000
                                                                                      ---------         ---------
     Reclassification of severance and benefits for terminated employees of companies acquired in transactions accounted for by the purchase method of accounting to goodwill, previously charged to earnings in the period of acquisition. This adjustment increased intangible and
     other assets by the same amount                                                  $  (7,729)        $  (5,319)

     Reclassification of facility cost write downs and reserves relating to facilities and assets of companies acquired in transactions accounted for by the purchase method of accounting to goodwill, previously charged to earnings in the period of acquisition. This adjustment
     increased intangible and other assets by the same amount                           (14,321)           (8,025)


     Reversal of excess acquisition and other related costs reserves                    (12,721)          (12,721)

     Restatement of acquired in-process research and development
     This adjustment increased intangible and other assets by the
     same amount                                                                       (169,385)          (99,398)
                                                                                      ---------         ---------
     ------------------------------------------------------------------------------------------------------------

     ------------------------------------------------------------------------------------------------------------
                                                                                      $(204,156)        $(125,463)
                                                                                      =========         =========
            Total adjustments to Acquisition and other related costs                  $   5,000                --
                                                                                      =========
     Reclassification of the write-off of uncollectable receivables associated with the acquisition of Network General to general and administrative expenses.

     Reclassification of TV advertising costs incurred in 1998
     related to the Network General merger and related name change, previously charged to acquisition and other related costs in 1997, to
     marketing expense in 1998.                                                           4,825                --

     Reclassification of TV advertising costs incurred in 1998
     related to the Network General merger and related name change, previously charged to acquisition and other related costs in the quarter
     ended March 31, 1998, to marketing expense in 1998.                                  2,493                --
                                                                                      ---------

         Total adjustments to Marketing and sales expense                             $   7,318
                                                                                      =========


     Additional amortization resulting adjustments to purchase price
     allocations. This adjustment reduced intangible and other assets.                $  17,511         $   7,824
                                                                                      =========         =========

     ------------------------------------------------------------------------------------------------------------

     The net increase to Intangible and other assets of $229.9 million is comprised of the above reclassifications of severance and benefits and facilities and asset write downs of $22.0 million, adjustments to in-process research and development for 1998 acquisitions of $173.4 million, adjustments for prior year acquisitions of $60.4 million reduced by the total accumulated amortization of $29.1 million plus capitalization of trademark costs of $3.2 million.

   The Company reclassified $3.1 million from retained earnings to cash in connection with the acquisition of a foreign subsidiary.

   As a result of the re-evaluations of the purchase transactions above, amortization of goodwill and other intangibles resulting from these acquisitions for the three and nine months ended September 30, 1998 was increased from amounts previously reported by $7.8 million and $17.5 million respectively, and future amortization will be increased for the next 7 years as follows:


   Year Ended
   December 31,       Amount $'000
   ------------       ------------
   Q4 1998            $      9,908
   1999                     37,680
   2000                     37,030
   2001                     37,030
   2002                     36,585
   2003                     30,042
   2004                     27,930
   2005                     13,694


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

   In March 1998, the AICPA issued an Exposure Draft for Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which clarifies guidance regarding VSOE and multiple element arrangements. SOP 98-9 which is expected to be issued by December 1998, amends SOP 98-4 to extend the deferral of guidance in SOP 97-2 as it relates to these matters through fiscal years beginning after March 15, 1999. The adoption of SOP 97-2, as amended by SOP 98-4, in the first quarter of 1998 did not have a material effect on the Company's revenue recognition practices. The Company has evaluated the amendments expected to be issued under SOP 98-9 and does not expect their adoption will have a material effect on its revenue recognition practices.

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

4. NET INCOME (LOSS) PER SHARE

   In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ---------------------------        ---------------------------
                                                            1998              1997             1998              1997
                                                          ---------         ---------        ---------         ---------
    Numerator -- basic
    Net income (loss) ............................        $ (14,444)        $  28,782        $ (20,247)        $  70,963
                                                          =========         =========        =========         =========
    Numerator -- diluted
    Net income (loss) ............................        $ (14,444)        $  28,782        $ (20,247)        $  70,963
    Interest on convertible debentures, net of tax               --                --               --                --
                                                          ---------         ---------        ---------         ---------
    Net income (loss) available to
    common stockholders ..........................        $ (14,444)        $  28,782        $ (20,247)        $  70,963
                                                          =========         =========        =========         =========
    Denominator -- basic
    Basic weighted average common shares
    outstanding ..................................          133,531           127,100          131,973           126,128
                                                          =========         =========        =========         =========
    Denominator -- diluted
    Basic weighted average common shares
    outstanding ..................................          133,531           127,100          131,973           126,128
    Effect of dilutive securities:
    Common stock options .........................               --             5,336               --             6,301
                                                          ---------         ---------        ---------         ---------
    Diluted weighted average shares ..............          133,531           132,436          131,973           132,429
                                                          =========         =========        =========         =========
    Net income (loss) per share -- basic .........        $   (0.11)        $    0.23        $   (0.15)        $    0.56
                                                          =========         =========        =========         =========
    Net income (loss) per share -- diluted .......        $   (0.11)        $    0.22        $   (0.15)        $    0.54
                                                          =========         =========        =========         =========


5. ACQUISITIONS

   CyberMedia, Inc.

   On September 9, 1998, the Company obtained control of CyberMedia, Inc. ("CyberMedia"), a provider of desktop utility software solutions, when CyberMedia's stockholders tendered approximately 97% of the outstanding shares to the Company for $9.50 per share in cash. On September 10, 1998, a subsidiary of the Company merged into CyberMedia in a transaction in which CyberMedia shares not tendered were converted into the right to receive the same per share cash price paid in the tender offer. Total cash paid to stockholders was $130.4 million. The transaction was accounted for as a purchase transaction. The total purchase price including transaction costs and assumed net liabilities was approximately $174.3 million. As the Company had assessed and formulated its plans to terminate certain CyberMedia employees and close certain CyberMedia facilities as of the acquisition date, the total purchase price includes related liabilities of $13.3 million. Of the total purchase price, $22.8 million was allocated to in-process research and development. In addition, $12.2 million was allocated to existing technology and other intangibles and $139.3 million to goodwill, to be amortized over 3 and 7 years, respectively. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. This analysis resulted in $22.8 million being assigned to in-process research and development projects which had not yet reached technological feasibility and did not have alternative future use.

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

   The Acquisition was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of Dr Solomon's for all periods presented. Financial statements for the years ended December 31, 1997, 1996 and 1995, reflect the combination of the statements of operations of the Company for the years ended December 31, 1997, 1996 and 1995 and the aggregation of the unaudited quarterly statements of operations of Dr. Solomon's for the years ended November 31, 1997, 1996 and 1995. The results of operations for the nine months ended September 30, 1997 reflect the results of operations of the Company for the nine months ended September 30, 1997 and the results of operations of Dr. Solomon's for the nine months ended August 31, 1997.

   Separate and combined results of operations for the periods prior to the merger are as follows (in thousands, except per share data):


                                   Year Ended December 31,              Six Months Ended June 30,
                                  ------------------------       ----------------------------------------
                                    1997           1996            1995           1998            1997
                                  ---------      ---------       ---------      ---------       ---------
    Revenues:
         Networks Associates      $ 656,322      $ 478,587       $ 314,051      $ 419,512       $ 313,992
         Dr. Solomon's               79,370         44,275          23,335         55,898          35,167
                                  ---------      ---------       ---------      ---------       ---------
         Combined                 $ 735,692      $ 522,862       $ 337,386      $ 475,410       $ 349,159
                                  =========      =========       =========      =========       =========

    Net income (loss)
        Networks Associates       $  10,635      $  67,447       $  52,890      $  (6,305)      $  44,145
        Dr. Solomon's                     4        (56,736)            862            502           3,678
                                  ---------      ---------       ---------      ---------       ---------
        Combined                  $  10,639      $  10,711       $  53,752      $  (5,803)      $  47,823
                                  =========      =========       =========      =========       =========

    Net income (loss) per
       share - diluted
        Networks Associates       $    0.09      $    0.59       $    0.48      $   (0.05)      $    0.38
                                  =========      =========       =========      =========       =========
        Dr. Solomon's             $    0.00      $   (6.34)      $    0.10      $    0.03       $    0.24
                                  =========      =========       =========      =========       =========
        Combined                  $    0.08      $    0.09       $    0.45      $   (0.04)      $    0.36
                                  =========      =========       =========      =========       =========


Secure Networks, Inc.

   On May 15, 1998, the Company acquired Secure Networks, Inc. ("Secure"). The aggregate consideration payable in the acquisition was 567,000 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of Secure for all periods presented. Secure is a developer and licensor of network security auditing software based in Canada.

Trusted Information Systems

   On April 28, 1998, the Company acquired Trusted Information Systems ("TIS"), a publicly-held provider of comprehensive security systems for computer networks. The acquisition was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of TIS for all periods presented. In the acquisition, a wholly owned subsidiary of the Company merged with and into TIS; TIS became a wholly owned subsidiary of the Company; and all outstanding common stock of TIS was converted into approximately 6.8 million shares of Common Stock of the Company, at an exchange ratio of 0.4845. The Company also assumed all outstanding options and other rights to acquire TIS capital stock.

Magic Solutions International, Inc.

   On April 1, 1998, the Company acquired all of the outstanding capital stock and options of Magic Solutions International, Inc. ("Magic Solutions"), a privately held provider of internal help desk and asset management solutions, for approximately $109.8 million in cash. The acquisition was accounted for using the purchase method of accounting and the total purchase price was $140.3 million, including transaction costs and assumed net liabilities. As the Company had assessed and formulated its plans to terminate certain Magic Solutions employees and close the Magic Solutions facilities as of the acquisition date, the total purchase price includes related liabilities of $8.7 million. Approximately $27.0 million of the total purchase price was expensed as purchased in-process research and development. The remaining excess of the purchase price over the net assets acquired was $113.3 million of which, $20.3 million has been recorded as purchased technology and trademarks and $92.9 million as goodwill which are being amortized on a straight-line basis over 5 and 7 years, respectively. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. This analysis resulted in $27.0 million being assigned to in-process research and development projects which had not yet reached technological feasibility and did not have alternative future use.

   As of September 30, 1998 the purchase price allocation is final.

   The following summary, prepared on a pro forma basis, combines the results of operations as if CyberMedia and Magic Solutions had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles, the write-off of in-process technology and the related income tax effects (dollars in thousands, except per share amounts):

                                                 Nine Months Ended
                                                    September 30
                                             -------------------------
                                               1998             1997
                                             ---------       ---------
                                                    (unaudited)
Revenue ...............................      $ 731,445       $ 627,542
Net income (loss) .....................        (99,241)         14,051
Net income (loss) per share ...........      $   (0.75)      $    0.11


   The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

   Other Acquisitions

   On August 31, 1998, the Company acquired QA Information Security Holding AB ("QA"). The consideration payable in the acquisition was 305,557 shares of the Company's Common Stock in a transaction accounted for as a pooling of interests. QA, based in Sweden, is a distributor of network security products. On July 30, 1998, the Company acquired Anyware Seguridad Informatica S.A. ("Anyware"). The aggregate consideration payable in the acquisition was 228,204 shares of the Company's Common Stock in a transaction accounted for as a pooling of interests. Anyware, based in Madrid, Spain, is a developer and distributor of anti-virus software products. The Company's financial statements have been restated for these poolings, the effect of which was not material.

   In connection with the acquisitions accounted for as a pooling of interests, the Company incurred direct transaction costs and other restructuring and related charges in the amount of $40.6 million and $85.8 million in the three and nine months ended September 30, 1998. In connection with the acquisitions accounted for as purchase transactions, the Company incurred charges of $22.8 million and $49.8 million in the three and nine months ended September 30, 1998, consisting principally of the write off of in-process research and development acquired. The following is a summary of these charges for the nine months ended September 30, 1998 together with charges for certain restructuring activities taken by the Company ($ 000's):

                                   Direct                       Lease Costs
                                Transaction      Severance       and Asset      In-Process
                                   Costs        & Benefits      Write downs         R&D           Other           Total
                                -----------     ----------      -----------     ----------      ---------       ---------
TIS                              $  15,023       $   3,818       $   4,414                      $    (924)      $  22,331
Dr. Solomon's                       19,898          11,425          18,312                              0          49,635
Secure                                 500             500           1,200                            100           2,300
Magic                                                                               27,014                         27,014
CyberMedia                                                                          22,830                         22,830
Restructuring Costs-Q2                              11,318           8,644                            610          20,572
Restructuring Costs-Q3                  --           3,285             370              --             --           3,655
Reversal of excess reserves         (6,750)         (2,276)         (3,909)             --            214         (12,721)
                                 ---------       ---------       ---------       ---------      ---------       ---------
Total Charges                    $  28,671       $  28,070       $  29,031       $  49,844      $      --       $ 135,616
                                 ---------       ---------       ---------       ---------      ---------       ---------

   Direct transaction costs included $18.0 million in investment banking fees, $9.2 million in legal and accounting fees, and $1.5 million in filing fees, travel and other costs. Lease costs and asset writedowns include the costs of closing approximately 33 facilities throughout the world ($12.2 million), the disposal of excess and obsolete assets (generally computer equipment which did not comply with the Company's standards ($12.0 million), and the write-off of goodwill and intangibles associated with discontinued Dr. Solomon's products ($4.8 million). The Dr. Solomon's write-off related to two minor products--NetOctopus (a software distribution product for MacIntosh computers) and Audit (an asset inventory product). These products were duplications of existing Company products and had limited sales subsequent to the Dr. Solomon's acquisition. The Company has not and does not plan to incorporate these products into its products. The following table summarizes the activity in the reserves for severance and benefits, lease costs and asset write downs established in the second and third quarters of 1998 ($000's):

                                  Direct
                                Transaction    Severance                       Asset
                                  Costs        & Benefits    Lease Costs     Write Downs       Other         Total
                                -----------    ----------    -----------     -----------     --------       --------
Charged in Three Months
ended June 30, 1998              $ 15,523       $ 15,636       $  6,485       $  7,773       $   (214)      $ 45,203
Paid Out or Charged against
the related assets                 (5,254)        (9,053)          (596)        (1,310)            --        (16,213)
                                 --------       --------       --------       --------       --------       --------
Balance, June 30, 1998             10,269          6,583          5,889          6,463           (214)        28,990
Charged in three months
ended September 30, 1998           19,898         14,710          5,764         12,918                        53,290
Paid Out or charged against
the related assets                 (9,363)       (10,334)        (5,904)       (11,067)                      (36,668)
Reversal of excess reserves        (6,750)        (2,276)            --         (3,909)           214        (12,721)
                                 --------       --------       --------       --------       --------       --------
Balance, September 30, 1998      $ 14,054       $  8,683       $  5,749       $  4,405       $     --       $ 32,891
                                 --------       --------       --------       --------       --------       --------


   The severance and benefits charges for the nine months ended September 30, 1998 related to company-wide reductions in force following the Company's major acquisitions in the second and third quarters of approximately 784 employees of which 107 were in research and development functions, 302 were in sales and marketing functions and the remainder were in administrative and other support functions. Substantially all terminated employees left the Company in the period the related accounting charge was recorded. A limited number of employees from each acquisition were retained for short transition periods. The cost of these employees was charged to operating expenses during the transition period.

   The lease costs represent an estimate of lease expenses during the period prior to re-leasing the property together with losses on sub-leases, if any. The leased facilities were substantially vacated in the period in which the related accounting charges were recorded. The costs related to any facilities which were used by the Company during this period were charged to operations, however, such charges were not material. Other asset write downs, exclusive of the intangible assets of Dr. Solomon described above, comprised $5.6 million in losses on Company owned buildings (which were written down to estimated values determined by appraisals) and $10.3 million in net losses of computer and other miscellaneous assets. In general, this equipment was discarded or sold for nominal value. Due to the immediate consolidation of facilities, depreciation allocable to these facilities and the related assets, during the transition period, was not material. Of the facilities acquired in its 1998 acquisitions identified for closure, the Company has 17 facilities worldwide which have not been disposed of or subleased (16 leased; 1 owned). These facilities are insignificant to the Company's operations and, other than a portion of a leased facility which the Company has decided to retain, each is intended for disposal or sublease in 1999.

   The following table summarizes the activity in the reserves for severance and benefits, lease costs and asset and write downs established in the year ended December 31, 1997 ($000's):

                                                                               Asset
                               Transaction     Severance        Lease          Write
                                  Costs        & Benefits       Costs          Downs          Other          Total
                               ------------    ----------      --------       --------       --------       --------
Balance, December 31, 1997       $  8,050       $ 10,697       $  3,842       $  1,865       $  2,893       $ 27,347
Paid Out or Charged
against the related assets         (8,083)        (6,725)        (2,853)        (4,381)        (2,521)       (24,563)
Adjustment to liability                --         (3,000)            --          3,000             --             --
                                 --------       --------       --------       --------       --------       --------
Balance, September 30, 1998      $    (33)      $    972       $    989       $    484       $    372       $  2,784
                                 ========       ========       ========       ========       ========       ========


   The Company believes that the reserve balances remaining at September 30, 1998 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and Related Charges in future periods.


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

8. SUBSEQUENT EVENTS


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

OVERVIEW

   The Company is a leading developer and provider of network security and management software products. The Company has historically derived a significant majority of its revenues from the licensing of its flagship McAfee anti-virus products and Sniffer network fault and performance management products. The Company is currently focusing its efforts on broadening its revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. The Company has organized its products into four product suites -- McAfee Total Virus Defense and PGP Total Network Security (together comprising "Net Tools Secure") and Sniffer Total Network Visibility and McAfee Total Service Desk (together comprising "Net Tools Manager"). These four product suites together form an integrated solution called "Net Tools".

   The following table depicts the Company's product suites:

                                   NET TOOLS

                    NET TOOLS SECURE                                                          NET TOOLS MANAGER
---------------------------------------------------------------   ------------------------------------------------------------------
       MCAFEE TOTAL                   PGP TOTAL NETWORK                 SNIFFER TOTAL NETWORK                MCAFEE TOTAL SERVICE
    VIRUS DEFENSE (TVD)                 SECURITY (TNS)                     VISIBILITY (TNV)                       DESK (TSD)
-----------------------------  --------------------------------   ------------------------------------ -----------------------------
- Total Virus Defense Suite    - Total Network Security Suite     - Total Network Visibility Suite     -  Total Service Desk Suite
- GroupShield Security Suite   - PGP Enterprise Security Suite    - Sniffer Portable Analysis Suite    -  McAfee Help Desk Suite
                               - Gauntlet Active Firewall Suite   - Sniffer Distributed Analysis Suite -  Zero Administration Client
                               - CyberCop Intrusion Protection    - Sniffer Service Desk Suite         -  Self  Service  Desk Suite
                                    Suite                                                              -  Support Magic SQL Suite

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


--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 33 for a discussion of certain factors that could affect future performance.

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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in the Company's statements of operations for the three months and nine months ended September 30, 1998 and 1997:

                                                       THREE MONTHS               NINE MONTHS
                                                    ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                   --------------------       --------------------
                                                    1998          1997         1998          1997
                                                   ------        ------       ------        ------
Net revenue .................................       100.0%        100.0%       100.0%        100.0%
Operating costs and expenses:
  Cost of net revenue .......................        18.4          18.1         19.2          18.1
  Research and development ..................        13.6          14.1         14.2          13.8
  Marketing and sales .......................        27.3          28.6         29.3          28.9
  General and administrative ................         6.6          11.3          9.1          11.3
  Amortization of intangibles ...............         4.6           1.5          3.9           1.6
  Acquisition and other related costs .......        26.1           2.8         18.9           4.6
                                                   ------        ------       ------        ------
     Total operating costs and expenses .....        96.6          76.4         94.6          78.3
                                                   ------        ------       ------        ------
          Income (loss) from operations .....         3.4          23.6          5.4          21.7
Interest and other income and expense net ...         1.7           3.5          2.0           3.0
                                                   ------        ------       ------        ------
          Income (loss)  before provision
            for income taxes ................         5.1          27.1          7.4          24.7
Provision for income taxes ..................        11.1          11.8         10.2          11.5
                                                   ------        ------       ------        ------
          Net income (loss)  ................        (6.0)%        15.3%        (2.8)%        13.2%
                                                   ======        ======       ======        ======


--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 33 for a discussion of certain factors that could affect future performance.

   Net Revenue. Net revenue includes product revenues, revenues from software support, maintenance contracts, education and consulting services as well as revenues from those warranty, customer support and maintenance contracts which are deferred and recognized over the related service period. Net revenue was $242.4 million in the three months ended September 30, 1998, an increase of 29% from $188.4 million in the three months ended September 30, 1997. In the nine months ended September 30, 1998, net revenue was $717.9 million, an increase of 34% from $537.6 million in the same period in 1997. The increase in net revenues is due to an increase in the breadth of product offerings largely due to the expansion of both the Net Tools Secure and Net Tools Manager product suites, and an increase in brand recognition, resulting in the growth of the installed customer base and the resulting renewal of maintenance contracts.

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

   International revenue accounted for approximately 34% and 36% of net revenue for the three months ended September 30, 1998 and 1997, respectively. The percentage of international net revenue was 36% and 34%, respectively for the nine month periods ended September 30, 1998 and 1997. The increase in international net revenue as a percentage of net revenue between the nine month periods ended September 30, 1998 and 1997 was due primarily to increased acceptance of the Company's products in international markets and the continued investment in international operations, including the recent acquisition of Dr Solomon's. The Company expects that international revenue will continue to account for a significant percentage of net revenue.* The Company also expects that a significant portion of such international revenue will be denominated in local currencies.* To reduce the impact of foreign currency fluctuations, the Company engages in financial risk management activities. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on the Company's future international revenue. In addition, there can be no assurance that the macroeconomic issues currently being experienced in Asia will not spread to Europe, the U.S. or Latin America, and/or have a material adverse impact on the Company's revenue or revenue growth in the future. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products.* There are a number of additional risks related to the export outside of the United States of the Company's PGP and TIS security products.


--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 33 for a discussion of certain factors that could affect future performance.

   Cost of Revenue. Cost of revenue is comprised of cost of product revenue and cost of services and support revenue. Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting and education services. Cost of revenue was $44.6 million in the three months ended September 30, 1998, an increase of 31% from $34.0 million in the three months ended September 30, 1997. For the nine months ended September 30, 1998, cost of revenue was $137.7 million, an increase of 41% from $97.4 million in the same period in 1997. These increases are due to an increase in net revenue (particularly product revenues) as well as the continued investment in the professional services organization. To the extent that the product mix fluctuates from quarter to quarter, the cost of revenue will increase or decrease accordingly.

   The Company continues to expand its professional services organization which is expected to cause the cost of services and support revenue to increase in absolute dollars and may cause such expenses as a percentage of net revenue to increase.* To the extent that the percentage of the Company's net revenue which is generated through traditional distribution channels increases, the Company's cost of net revenue will increase and, accordingly, gross margins will decrease.* In addition, to the extent that the Company increases retail distribution (including through the recent CyberMedia acquisition), it will experience greater media, manual and packaging costs and may encounter problems related to product returns and limited shelf space availability.*

   Research and Development. Research and development expenses consist primarily of salary and benefits for the Company's development and technical support staff. Research and development expenses were $33.1 million in the three months ended September 30, 1998, an increase of 25% from $26.5 million in the three months ended September 30, 1997. In the nine months ended September 30, 1998 research and development expenses were $102.2 million, an increase of 38% from $74.0 million in the same period in 1997. These increases were primarily a result of the general expansion of the Company's product development and technical support staff. As a percentage of net revenue, research and development expenses decreased to 13.6% in the three months ended September 30, 1998 from 14.1% in the three months ended September 30, 1997 and increased to 14.2% in the nine months ended September 30, 1998 from 13.8% in the nine months ended September 30, 1997. The Company anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

   The Company believes that its ability to maintain its competitiveness will depend in large part upon its ability to enhance existing products and develop new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.*

   Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses were $66.0 million in the three months ended September 30, 1998, an increase of 22% from $54.1 million in the three months ended September 30, 1997. In the nine months ended September 30, 1998 marketing and sales expenses were $210.2 million, an increase of 35% from $155.5 million for the same period in 1997. This increase was primarily the result of an increase in advertising and promotional activities required to support increased sales volumes and expanding product lines. As a percentage of net revenue, marketing and sales expense was 27.2% and 28.7% in the three month periods ended September 30, 1998 and 1997 and 29.3% and 28.9% in the nine month periods ended September 30, 1998 and 1997. The decrease, quarter over quarter is due to the consolidation of staffing both domestically and internationally, including eliminating duplicate staff arising from the acquisition of Dr Solomon's. The Company is continuing to build brand identity under its new corporate name, which is expected to contribute to a further increase in marketing and sales expenses in absolute dollars, and which may cause expenses to fluctuate as a percentage of net revenue.*

   General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs were $16.0 million in the three months ended September 30, 1998, a decrease of 25% from $21.3 million in the three months ended September 30, 1997. In the nine months ended September 30, 1998 general and administrative costs were $65.2 million, an increase of 8% from $60.6 million for the same period in 1997. The decrease quarter over quarter is a result of the continued consolidation of staffing both domestically and internationally, including


--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 33 for a discussion of certain factors that could affect future performance.

elimination of duplicate staff arising from the acquisition of Dr. Solomon's. The increase in the nine month period over the prior year is due largely to the write-off of uncollectable receivables associated with the acquisition of Network General. As a percentage of net revenue, general and administrative expenses were 6.6% and 11.3% in the three months periods ended September 30, 1998 and 1997 and 9.1% and 11.3% in the nine month periods ended September 30, 1998 and 1997. The decrease as a percentage of net revenue is also due in part to the significant increase in net revenue. To the extent that the Company makes future investments in its worldwide general and administrative infrastructure, general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of net revenue.*

   Amortization of Intangibles. The Company expensed $11.2 million and $2.8 million of amortization related to intangibles in the three months ended September 30, 1998 and 1997, respectively and $27.9 million and $8.6 million in the nine months ended September 30, 1998 and 1997, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. The increases are due to the acquisitions of Pretty Good Privacy, Inc. ("PGP"), Magic Solutions, Inc. ("Magic Solutions") and CyberMedia, as well as the acquisitions of the Virex and NetOctopus products by Dr. Solomon's.

   Acquisition and Other Related Costs.

   In connection with the acquisitions in 1998 accounted for as a pooling of interests, the Company incurred direct transaction costs and other restructuring and related charges in the amount of $40.6 million and $85.8 million in the three and nine months ended September 30, 1998. In connection with the acquisitions accounted for as purchase transactions, the Company incurred charges of $22.8 million and $49.8 million in the three and nine months ended September 30, 1998, consisting principally of the write-off of acquired in-process research & development. The following is a summary of these charges together with charges for certain restructuring activities taken by the Company during the nine months ended September 30, 1998 ($ 000's):


                                   Direct                       Lease Costs
                                Transaction      Severance       and Asset      In-Process
                                   Costs         & Benefits     Write downs         R&D           Other           Total
                                -----------      ----------     -----------     ----------      ---------       ---------
TIS                              $  15,023       $   3,818       $   4,414                      $    (924)      $  22,331
Dr. Solomon's                       19,898          11,425          18,312                              0          49,635
Secure                                 500             500           1,200                            100           2,300
Magic                                                                               27,014                         27,014
CyberMedia                                                                          22,830                         22,830
Restructuring Costs-Q2                              11,318           8,644                            610          20,572
Restructuring Costs-Q3                  --           3,285             370              --             --           3,655
Reversal of excess reserves         (6,750)         (2,276)         (3,909)             --            214         (12,721)
                                 ---------       ---------       ---------       ---------      ---------       ---------
Total Charges                    $  28,671       $  28,070       $  29,031       $  49,844      $      --       $ 135,616
                                 ---------       ---------       ---------       ---------      ---------       ---------


   Direct transaction costs included $18.0 million in investment banking fees, $9.2 million in legal and accounting fees, and $1.5 million in filing fees, travel and other costs. Lease costs and asset write downs include the costs of closing approximately 33 facilities throughout the world ($12.2 million), the disposal of excess and obsolete assets (generally computer equipment which did not comply with the Company's standards ($12.0 million)), and the write-off of goodwill and intangibles associated with discontinued Dr. Solomon's products ($4.8 million). The Dr. Solomon's write-off related to two minor products which were discontinued by the Company and which had no sales subsequent to the Dr. Solomon's acquisition. The following table summarizes the activity in the reserves for severance and benefits and facilities write downs established in the second and third quarters ($000's):


--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 33 for a discussion of certain factors that could affect future performance.

                               Transaction      Severance                     Asset
                                  Costs        & Benefits     Lease Costs   Write Downs       Other          Total
                               -----------     ----------     -----------   -----------      --------       --------
Charged in Three Months
ended June 30, 1998              $ 15,523       $ 15,636       $  6,485       $  7,773       $   (214)      $ 45,203
Paid Out or Charged against
the related assets                 (5,254)        (9,053)          (596)        (1,310)            --        (16,213)
                                 --------       --------       --------       --------       --------       --------
Balance, June 30, 1998             10,269          6,583          5,889          6,463           (214)        28,990
Charged in three months
ended September 30, 1998           19,898         14,710          5,764         12,918                        53,290
Paid Out or charged against
the related assets                 (9,363)       (10,334)        (5,904)       (11,067)                      (36,668)
Reversal of excess reserves        (6,750)        (2,276)            --         (3,909)           214        (12,721)
                                 --------       --------       --------       --------       --------       --------
Balance, September 30, 1998      $ 14,054       $  8,683       $  5,749       $  4,405       $     --       $ 32,891
                                 --------       --------       --------       --------       --------       --------


   The severance and benefits charges related to company-wide reductions in force following the Company's major acquisitions in the second and third quarters of approximately 784 employees of which 107 were in research and development functions, 302 were in sales and marketing functions and the remainder were in administrative and other support functions. Substantially all terminated employees left the Company in the period the related accounting charge was recorded. A limited number of employees from each acquisition were retained for short transition periods. The cost of these employees was charged to operating expenses during the transition period

   The lease costs represent an estimate of lease expense during the period prior to re-leasing the property together with losses on subleases if any. The leased facilities were substantially vacated in the period in which the related accounting charges were recorded. The costs related to any facilities which were used by the Company during this period were charged to operations. However, such charges were not material. Asset write downs, exclusive of the intangible assets of Dr. Solomon's described above, comprised $5.6 million in losses on Company owned buildings (which were written down to estimated values ) and $10.3 million in net losses of computer and other miscellaneous assets. In general, this equipment was discarded or sold for nominal value. Due to the immediate consolidation of facilities, depreciation allocable to these facilities and the related assets, during the transition period, was not material. Of the facilities acquired in its 1998 acquisitions identified for closure, the Company has 17 facilities worldwide which have not been disposed of or subleased (16 leased; 1 owned). These facilities are insignificant to the Company's operations and, other than a portion of a leased facility which the Company has decided to retain, each is intended for disposal or sublease in 1999.

   The following table summarizes the activity in the reserves for severance and benefits and facilities write downs established in the year ended December 31, 1997 ($000's):

                                                                               Asset
                               Transaction     Severance        Lease          Write
                                  Costs        & Benefits       Costs          Downs          Other           Total
                               ------------    ----------      --------       --------       --------       --------
Balance, December 31, 1997       $  8,050       $ 10,697       $  3,842       $  1,865       $  2,893       $ 27,347
Paid Out or Charged
against the related assets         (8,083)        (6,725)        (2,853)        (4,381)        (2,521)       (24,563)
Adjustment to liability                --         (3,000)            --          3,000             --             --
                                 --------       --------       --------       --------       --------       --------
Balance, September 30, 1998      $    (33)      $    972       $    989       $    484       $    372       $  2,784
                                 ========       ========       ========       ========       ========       ========


   The Company believes that the balances remaining at September 30, 1998 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and Related Charges in future periods.



--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 33 for a discussion of certain factors that could affect future performance.

   The in-process research and development costs comprise approximately $22.8 million and $27.0 million in connection with the acquisitions of CyberMedia in the three months ended September 30, 1998 and Magic Solutions in the three months ended June 30, 1998, respectively. The following is a summary of the projects acquired and the assumptions used in determining the value of the in-process research and development costs.

CyberMedia:

   The ongoing projects at CyberMedia at the time of the purchase included upgrade versions of four products (First Aid 6.0 and 7.0, UnInstaller 6.0, Guard Dog 3.0, and Oil Change 3.0) as well as work on technologies to be used in two of the Companies projects (a replacement product for PC Medic and McAfee Office). These upgrades will include new interfaces with the Internet, enhanced use of Active-X controls and Java and enhanced user interfaces. At the date we acquired CyberMedia, the Company estimated that, on average, 42% of the development effort had been completed and that the remaining 58% of the development effort would take approximately 12 months to complete and would cost $2.7 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into the Company's suite of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with the Company's products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the Company's more effective distribution channel. In conformity with the SEC's revised guidelines, these cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over the Company's average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. If the Company does not deploy commercially accepted products based on the acquired in-process technologies, operating results could be adversely affected in future periods. Additionally, the failure of any particular project would impair the value of other intangibles, particularly goodwill, acquired from CyberMedia.

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

Other Acquisitions:

   In addition to the above transactions, the Company acquired Cinco Networks, Inc. and Pretty Good Privacy, Inc. in 1997 which, in conformity with the SEC's revised guidelines, resulted in in-process research charges of $5.2 million and $3.9 million respectively. As of September 30, 1998, the projects related to the acquisitions of Cinco and PGP were substantially complete.


--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 33 for a discussion of certain factors that could affect future performance.

   Finally, in conformity with the SEC's revised guidelines, Acquisition and other related costs for the nine months ended September 30, 1997 consisted of $19.5 million and $5.2 million of acquired in-process technology in connection with the acquisitions of 3DV and Cinco, respectively. Subsequent to the Network General merger in December 1997, all 3DV projects were terminated.

   Interest and Other Income and Expense, Net. Interest and other income and expense decreased to $4.1 million in the three months ended September 30, 1998 from $6.5 million in the three months ended September 30, 1997. Interest and other income and expense decreased from $13.9 million in the nine months ended September 30, 1998 from $16.1 million in the nine months ended September 30, 1997. The decrease from quarter to quarter was primarily due to the increase of interest expense to $4.2 million in the three months ended September 30, 1998 from zero in the three months ended September 30, 1997, primarily as a result of the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures"), issued in February 1998, partially offset by increased interest income from the increased funds invested.

   Provision for Income Taxes. The Company's effective tax rate, before acquisition and other related costs, was 35% and 40% for the three month periods ended September 30, 1998 and 1997, respectively, and 39% for the nine month periods ended September 30, 1998 and 1997. The reduction in the effective tax rate quarter over quarter is the result of the implementation of various domestic and international tax strategies. The Company's effective tax rate for the three month periods ended September 30, 1998 and 1997 was 31% and 38%, respectively, and for the nine month periods ended September 30, 1998 and 1997 was 30% and 34%, respectively, excluding the effect of one-time non-deductible in-process research and development, merger and other acquisition costs and amortization of intangibles.

Liquidity and Capital Resources

   At September 30, 1998, the Company had $363.8 million in cash and cash equivalents and $279.9 million in marketable securities, for a combined total of $643.7 million.

   Net cash provided by operating activities was $35.5 million and $129.5 million in the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities in the nine months ended September 30, 1998, consisted primarily of net income before acquisition costs and depreciation and amortization, plus increases in deferred revenue and deferred taxes which were offset primarily by an increase in accounts receivable and prepaid and other assets and a decrease in accounts payable and accrued liabilities. In the nine months ended September 30, 1997, net cash provided by operating activities consisted primarily of net income before acquisition costs and depreciation and amortization, plus increases in deferred revenue and accounts payable and accrued liabilities, offset primarily by increases in accounts receivable, prepaid and other assets and deferred taxes.

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

   Net cash used in investing activities was $282.3 million in the nine months ended September 30, 1998 consisting primarily of the purchase of marketable securities, additions to fixed assets and the acquisition of Magic Solutions and CyberMedia. Net cash used in investing activities was $105.5 million in the nine months ended September 30, 1997, primarily reflecting the acquisitions of Compusul, 3DV Technology and Cinco, purchases of marketable securities and additions to fixed assets.


--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 33 for a discussion of certain factors that could affect future performance.

   Net cash provided by financing activities was $453.5 million in the nine months ended September 30, 1998, consisting primarily of net proceeds from the issuance of the Debentures, and the proceeds and tax benefits associated with the exercise of non-qualified stock options. Net cash provided by financing activities was $30.2 million in the nine months ended September 30, 1997, consisting primarily of the proceeds and tax benefits associated with the exercise of non-qualified stock options partially offset by the repurchase of common stock under the Network General stock repurchase program.

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

   Although the Company has established and commenced its program to address Y2K issues, the failure of the Company's current or prior products to operate properly with regard to the Year 2000 requirements could (i) cause the Company to incur unanticipated expenses to remedy any problems, (ii) cause a reduction in sales and (iii) expose the Company to related litigation by its customers, each of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company and third parties with whom it conducts business may utilize equipment or software that may not be Y2K compliant. Failure of the Company's or any such third party software to operate properly with regard to the Year 2000 requirements could cause, among other things, the Company or any such third party to incur unanticipated expenses or efforts to remedy any problems, which could have a material adverse effect on its or their respective business, operation results and financial condition. Furthermore, the


--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 33 for a discussion of certain factors that could affect future performance.

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



--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. See the Risk Factors on page 33 for a discussion of certain factors that could affect future performance.

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

   Risks Associated with Recent Acquisitions. In addition to risks described under "-- Risks Associated with Acquisitions Generally," the Company faces significant risks associated with its recent acquisitions (including the acquisitions of Dr Solomon's, CyberMedia, Secure, TIS, Magic Solutions, Network General, PGP and Helix Software Company ("Helix")). There can be no assurance that the Company will realize the desired benefits of these transactions. In order to successfully integrate these companies, the Company must, among other things, continue to attract and retain key management and other personnel; integrate, both from an engineering and a sales and marketing perspective, the acquired products (including Dr Solomon's anti-virus products, TIS' firewall products, Magic Solutions' helpdesk products, Network General's Sniffer and CyberCop products, PGP's encryption products and CyberMedia and Helix's utilities products) into its suite of product offerings; integrate and develop a cohesive focused direct and indirect sales force for its product offerings; consolidate duplicate facilities; implement standardized accounting and reporting systems and develop name recognition for its new name. The diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the integration process, could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Need to Develop Enterprise and Major Accounts Sales Expertise and Security Products Sales Expertise; Risks Related to Direct Sales Force" and "-- Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and TIS and PGP Security Products."

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

   As part of the Net Tools concept, the Company is in the process of designing a centralized console from which the various component suites can be operated, administered and maintained utilizing a common look and feel. The Company faces significant engineering challenges related to these efforts. In addition, the Company faces significant engineering and other challenges related to the integration of its various products (such as its recently acquired Dr Solomon's anti-virus products, PGP encryption products, Network General CyberCop product and TIS firewall products) into marketable product. Success of the Company's Net Tools suite strategy will also depend, in part, upon successful development and coordination of the Company's sales force; on successful development of a national accounts sales force and an effective indirect sales channel for the Company's Sniffer and PGP/TIS security products; and on the development and expansion of an effective professional services organization. See "-- Risks Associated with Recent Transactions," "-- Risks Associated with Acquisitions Generally," "-- Need to Develop Enterprise and Major Accounts Sales Expertise and Security Products Sales Expertise; Risks Related to Direct Sales Force," "-- Use of Indirect Sales Channels; Need to Develop Indirect Sales Channel for Sniffer and TIS and PGP Security Products" and "-- Need to Expand and Develop An Effective Professional Services Organization."

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

   The Company's agreements with its distributors provide for a right of return. This right of return may be triggered by a number of events, including returns to distributors by end users, inaccurate estimates of end user demand by distributors, increased purchases by distributors in response to sales incentives or transitions to new products or versions of products. As a result of this right of return, revenue recognized by the Company upon sales to distributors is subject to a reserve for returns. Returns could exceed reserves as a result of distributors holding excessive Company product inventory. There can be no assurance that current or future reserves established by the Company will be adequate. The Company has historically sold a significant portion of its anti-virus and other products through distributors indirectly into the retail channel. With the acquisitions of Dr. Solomon's, CyberMedia and Helix, the amount of products sold into the retail channel has and is expected to continue to increase in absolute dollars, although not as a percentage of net revenue. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from retailers. There can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support, the lack of which could have a material adverse impact on the Company's business, financial condition and results of operations. The Company recently introduced its retail product suites, including McAfee Office, which combines ten PC diagnostic and utility tools into one integrated software package. There can be no assurance that these suites will gain acceptance in the market place and/or that the Company will obtain the anticipated revenues.

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

   Risks Related to International Revenue and Activities. In 1997, 1996 and 1995, international net revenue represented 36%, 31% and 31%, respectively, of the Company's net revenue. In the quarter ended September 30, 1998, international net revenue represented approximately 34% of the Company's net revenue. Historically, the Company has relied primarily upon independent agents and distributors to market its products internationally. The Company expects that international revenues will continue to account for a significant percentage of net revenue, with that percentage increasing as a result of the recent Dr Solomon's acquisition. The Company also expects that a significant portion of such international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, the Company has engaged in various financial risk management activities. However, there can be no assurance that the Company's future results of operations will not be adversely affected by such fluctuations or by costs associated with financial risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international license revenue. In addition, there can be no assurance that the macroeconomic issues currently being experienced in Asia will not spread to Europe, the U.S. or Latin America, and/or have a material adverse impact on the Company's revenue or revenue growth in the future. Further, in countries with a high incidence of software piracy, the Company may experience a higher rate of piracy of its products. There are a number of additional risks related to the export of the Company's encryption products. See "-- Risks Relating to Cryptography Technology."

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

   Risks Relating to Cryptography Technology. Certain of the Company's PGP and TIS network security products, technology and associated assistance are subject to export restrictions administered by the U.S. Department of State and the U.S. Department of Commerce, which permit the export of encryption products only with the required level of export license. In addition, these U.S. export laws prohibit the export of encryption products to a number of countries deemed hostile by the U.S. government. U.S. export regulations regarding the export of encryption technology require either a transactional export license or the granting of Department of Commerce Commodity jurisdiction. As a result of this regulatory regime, foreign competitors facing less stringent controls on their products may be able to compete more effectively than the Company in the global market. While the Company has obtained approval from the Department of Commerce to export to certain end users, there can be no assurance that the U.S. government will approve pending or future export license requests. Further, there can be no assurance that the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, will not be revised from time to time. Failure to obtain the required licenses or the costs of compliance could have a material adverse effect on the Company's international revenues. See "-- Risks Associated with the Export or Import of Technology."

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

   Risks Associated with the Export or Import of Technology. The Company is a developer and distributor of technologies subject the export or import rules and regulations of the United States government and other foreign jurisdictions. Given the continuous development of new technologies and products, and the evolving worldwide rules and regulations regarding the export or import of high-technology software products, the Company is subject to continued scrutiny and review of the development and distribution of its products. There can be no assurance that the Company will continually be in compliance with the evolving and complex United States and foreign governments import or export laws, and such failure of compliance could result in a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risks Relating to Cryptography Technology."

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

                            NETWORKS ASSOCIATES, INC.

                         FORM 10-Q/A, SEPTEMBER 30, 1998

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

   Information with respect to this item is incorporated by reference to Note 7 of the Notes to the Consolidated Financial Statements included herein on page 20 of this Report on Form 10-Q/A.

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

   On August 13, 1998, the Company acquired Dr. Solomon's Group Plc ("Dr. Solomon's"). In connection therewith, the Company issued approximately 15.3 million shares of Company Common Stock (including approximately 1.7 million shares held in trust pending the exercise of certain outstanding and fully vested Dr. Solomon's options) to the shareholders of Dr. Solomon's. The securities were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 3(a)(10) thereof. The High Court of Justice of England and Wales approved the fairness of such acquisition.

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

                            NETWORKS ASSOCIATES, INC.

                         FORM 10-Q/A, SEPTEMBER 30, 1998

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NETWORKS ASSOCIATES, INC.


                                                   /s/  PRABHAT K. GOYAL
                                   ---------------------------------------------
                                   Name:             Prabhat K. Goyal
                                   Title:     Vice President Administration,
                                           Chief Financial Officer and Secretary

Date: April 15, 1999

                           NETWORKS ASSOCIATES, INC.

                        FORM 10-Q/A, SEPTEMBER 30, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                                      EXHIBIT TITLE                                           PAGE NO.
-----------                                      -------------                                           --------
  2.1       Agreement and Plan of  Reorganization,  dated October 13, 1997, among McAfee  Associates,
            Inc., Mystery Acquisition Corp. and Network General Corporation,  as amended by the First
            Amendment dated as of October 22,  1997.(1).............................................

  2.2       Combination Agreement dated August 16, 1996 among the Registrant,  FSA Combination Corp.,
            FSA Corporation and Daniel Freedman.(2).................................................

  2.3       Stock Exchange  Agreement  dated January 13, 1996 among the  Registrant,  FSA Combination
            Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)...........................

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

  2.6       Agreement and Plan of  Reorganization  dated February 22, 1998,  between the  Registrant,
            TIS and Thor Acquisition Corp.(6).......................................................

  2.7       Agreement  and Plan of  Reorganization  by and  among  the  Registrant,  Magic  Solutions
            International,  Inc., Merlin Acquisition Corp. and Igal Lichtman,  Amendment Agreement by
            and among the Registrant, Magic Solutions International,  Inc., Merlin Acquisition Corp.,
            and Igal  Lichtman  dated March 24,  1998.  Second  Amendment  Agreement by and among the
            Registrant,  Magic Solutions  International,  Inc.,  Merlin  Acquisition  Corp., and Igal
            Lichtman dated April 1, 1998.(7)........................................................

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

  2.11      Transaction  Agreement,  dated  June  9,  1998,  by and  between  the  Registrant  and Dr
            Solomon's Group Plc(21) ................................................................

  2.12      Agreement  and Plan of Merger,  dated July 28, 1998,  by and between the  Registrant  and
            CyberMedia, Inc.(22) ...................................................................

  3.1       Second Restated  Certificate of  Incorporation of Networks  Associates,  Inc., as amended on December 1, 1997.(6).................................................................

  3.2       Restated Bylaws of Networks Associates, Inc.(6).........................................

  3.3       Certificate of Designation of Series A Preferred Stock of Networks Associates, Inc.(9)..

  3.4       Certificate of Designation of Series B  Participating  Preferred  Stock of the Registrant
            (23) ...................................................................................

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

EXHIBIT NO.                                      EXHIBIT TITLE                                              PAGE NO.
-----------                                      -------------                                              --------
  4.11      Registration  Rights  Agreement,  dated June 29, 1998, by and between the  Registrant and certain stockholders of CSB Consulenza Software di Base S.r.l. ("CSB").(11) .................

  4.12      Registration  Rights  Agreement,  dated July 30, 1998, by and between the  Registrant and certain stockholders of Anyware Seguridad Informatica S.A.(11) .............................

  4.13      Registration  Rights Agreement,  dated August 31, 1998, by and between the Registrant and certain stockholders of QA Information Security Holding AB.(24) ............................

 10.1       Standard  Business Lease (Net) for Network  General's  principal  facility dated June 19,
            1991, between Network General and Menlo Oaks Partners,  L.P.(12)............................

 10.2       First  Amendment to Lease dated June 10, 1992,  between  Network  General and Menlo Parks
            Partners, L.P.(12)..........................................................................

 10.3       Standard  Business Lease (Net) for Network General's  principal  facility dated March 11,
            1992, between Network General and Menlo Oaks Partners L.P.(13)..............................

 10.4       First  Amendment to Lease dated June 18,  1992,  between  Network  General and Menlo Oaks
            Partners, L.P.(12)..........................................................................

 10.5       Lease dated March 31, 1992,  between Network General and Equitable Life Assurance Society of the United States.(12)...................................................................

 10.6       Second Amendment to Lease dated February 1, 1995,  between Network General and Menlo Oaks
            Partners, L.P.(13)..........................................................................

 10.7       Third  amendment to Lease dated February 1, 1995 between  Network  General and Menlo Oaks
            Partners L.P.(13)...........................................................................

 10.8       Fourth  Amendment to Lease dated May 31,  1995,  between  Network  General and Menlo Oaks
            Partners, L.P.(14)..........................................................................

 10.9       Fifth  Amendment to Lease dated June 13,  1995,  between  Network  General and Menlo Oaks
            Partners, L.P.(14)..........................................................................

 10.10      Lease dated July 3, 1996 between Network General and Campbell Avenue Associates.(15)........

 10.11      Sixth Amendment to Lease dated November 29, 1996,  between Network General and Menlo Oaks
            Partners, L.P.(15)..........................................................................

 10.12      Sublease  Agreement for facility at 2805 Bowers Avenue,  Santa Clara,  California,  dated
            as  of  February  20,  1997,  by  and  between  McAfee  Associates,   Inc.  and  National
            Semiconductor Corporation.(16)..............................................................

 10.13      Lease  Agreement  dated  November  17, 1997 for facility at 3965  Freedom  Circle,  Santa
            Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)........

 10.14      Consent to Assignment  Agreement dated December 19, 1997 by and among Birk S. McCandless,
            LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and Networks Associates, Inc.(4)...

 10.15      Subordination,  Nondisturbance and Attornment  Agreement dated December 18, 1997, between
            Guaranty Federal Bank, F.S.B., Networks Associates, Inc.  and Birk S. McCandless, LLC.(4)...

 10.16      Lease dated  November  22,  1996 by and  between  Birk S.  McCandless,  LLC and  Informix
            Corporation for facility at 3965 Freedom Circle, Santa Clara,  California.(4)...............

 10.17      Quota  Purchase  Agreement,  dated as of April 14, 1997 by and among  McAfee  Associates,
            Inc. and McAfee Do Brasil Ltda.,  Compusul-Consultoria  E Comercio De Informatica  Ltda.,
            and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(17) ...........

 10.18*     1997 Stock Incentive Plan.(17)..............................................................

 10.19*     Stock Option Plan for Outside Directors(18).................................................

 10.20*     Change in control  agreement  between  the  Company  and  Dennis  Cline  dated  April 14,
            1995.(17)...................................................................................

 10.21*     Change in control agreement between the Company and Peter Watkins May 1, 1995.(17)..........

 10.22*     Change in control  agreement  between the  Company and William S. Larson  dated April 14,
            1995.(17)...................................................................................

 10.23*     Change in control  agreement  between  the  Company  and Prabhat K. Goyal dated April 18,
            1996.(19)...................................................................................

 10.27*     Change in control  agreement  between  the  Company  and  Zachary  Nelson,  dated May 12,
            1998.(20)...................................................................................

 27.1       Financial Data Sheet........................................................................

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

(14) Incorporated by reference from the Network General Corporation's Report on Form 10-Q for the quarter ended June 30, 1995. Network General's filings with the Commission were made under File Number 0-17431.

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

(17) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the Commission on July 31, 1995.

(18) Incorporated by reference from the Registrant's Report on Form S-8 filed with the Commission on December 2, 1997.

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

(21) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on June 16, 1998.

(22) Incorporated by reference from CyberMedia Inc.'s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.'s filings with the Commission were made under File Number 0-21289.

(23) Incorporated by reference from the Registrant's Report on Form 8-A filed with the Commission on October 22, 1998.

(24) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.

 * Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.