Form 10-K
period 1998-12-31
NETWORKS ASSOCIATES INC/
filed 1999-04-15
CIK 890801

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K


     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 31,1999 was approximately $4,236,866,941. The number of shares outstanding of the issuer's common stock as of March 31, 1998 was 138,062,661.

     Documents incorporated by reference: Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 24, 1999.

       THIS REPORT CONTAINS 89 PAGES. THE EXHIBIT INDEX IS ON PAGE 82.

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements. Important factors that may cause actual results to differ from expectations include those discussed in "-- Risk Factors" and elsewhere in this document.

       Networks Associates, Inc. was formed in December 1997 as a result of the merger of McAfee Associates, Inc. and Network General Corporation. Following the merger, McAfee, changed its legal name to Networks Associates, Inc. During 1998, we acquired the following companies:


COMPANY NAME                              REFERRED TO AS:      DESCRIPTION OF BUSINESS             COUNTRY
------------                              ---------------      -----------------------             -------
Dr Solomon's Group PLC                    Dr Solomon's         Provider of anti-virus              U.K.
                                                               software

Trusted Information Systems, Inc.         TIS                  Provider of comprehensive           U.S.A
                                                               security systems for
                                                               computer networks

Magic Solutions International, Inc.       Magic                Privately held provider of          U.S.A
                                                               internal help desk and asset
                                                               management solutions

CyberMedia, Inc.                          CyberMedia           Provider of desktop utility         U.S.A
                                                               solutions

Secure Networks Systems, Inc.             Secure               Privately held provider of          Canada
                                                               internal security systems for
                                                               computer networks

Anyware Seguridad Informatica S.A.        Anyware              Distributor                         Spain

CSB  Consulenza  Software  di  Base
S.r.l.                                    CSB                  Distributor                         Italy

Nordic Lantools OY and AB                 Nordic               Distributor                         Scandanavia

QA Information Security Holding AB        QA                   Distributor                         Scandanavia

Syscon (Proprietary) Limited              Syscon               Distributor                         South Africa


OVERVIEW

       We are a leading developer and provider of software products that address two of the most important concerns of information technology or IT professionals: network security and network management. In the network security arena, the majority of the our revenue has historically been derived from our McAfee anti-virus product line. In the network management arena, the majority of our revenue has historically been derived from our Sniffer network fault and performance management product line. These two flagship product lines form the customer base and product base from which the balance of our product line has developed.

       To continue expanding our revenue base, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, during 1998 we strengthened our anti-virus lineup by adding complementary products in the firewall, intrusion protection, encryption, and virtual private networking categories. On the network management side, during 1998 we built upon our Sniffer line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product line. We have combined complementary products into "suites", offering customers the ability to license multiple products at the same time. Our products are currently organized into four primary product suites: McAfee Total Virus Defense and PGP Total Network Security, which combine to form "Net Tools Secure" and Sniffer Total Network Visibility and Magic Total Service Desk, which combine to form "Net Tools Manager". These four product suites together form a single integrated suite called "Net Tools".


       We organize our products for sale to corporate customers into four product suites:

                                    NET TOOLS

             NET TOOLS SECURE                                     NET TOOLS MANAGER
  -----------------------------------------         ----------------------------------------------
  MCAFEE TOTAL VIRUS       PGP TOTAL NETWORK        SNIFFER TOTAL NETWORK      MAGIC TOTAL SERVICE
        DEFENSE                SECURITY                  VISIBILITY                    DESK
  ------------------       ----------------         ---------------------      -------------------
-   VirusScan Security   -   PGP Enterprise       -   Sniffer Distributed    -   Magic HelpDesk
    Suite                    Security Suite           Analysis Suite             Suite
-   NetShield Security   -   Gauntlet Active      -   Sniffer Pro 98         -   Self ServiceDesk
    Suite                    Firewall Suite           Portable Analysis          Suite
                                                      Suite
-   GroupShield          -   CyberCop             -   Network Informant      -   Zero Admin Client
    Security Suite           Intrusion Detection      Suite                      Suite
                             Suite
                                                                             -   Zero Admin Client
                                                                                 2001 Suite


       Many of our network security and management products are also available as stand-alone products or as part of smaller product suites. Electronic software distribution is one of the principal means by which we distribute our software products to our customers. We generally license our products to corporate customers, our primary customer base, under either a one-year or a two-year product license.

       In addition to our corporate customer base, our primary customer base, we also offer a full range of consumer-oriented security and management software products to retail customers, both through traditional retail stores and via the Internet.

       Our retail products for sale to consumers and small business customers are organized into three categories:

       -      Anti-virus
       -      Internet security/privacy; and
       -      Desktop utilities.

       Our retail products are available as stand-alone products. Our VirusScan and Nuts & Bolts products also leverage the suite sales model by being sold in Deluxe and Platinum level suites. The Deluxe and Platinum level suites offer the consumer name brand products bundled together. We generally utilize a perpetual or unlimited license for products sold in the retail channel.


NET TOOLS SECURE

     The Net Tools Secure product suite is comprised of McAfee Total Virus Defense and PGP Total Active Network Security. The current U.S. list price for a 1,000 node Net Tools Secure license is $108 per node for a two-year license. A number of the products incorporated in the Net Tools Secure product suite may be purchased as stand-alone products or as part of smaller product suites.

       MCAFEE TOTAL VIRUS DEFENSE

       McAfee Total Virus Defense or TVD is designed to provide a single integrated line of defense against computer viruses by providing security at the desktop, network server, groupware server and Internet gateway levels of an enterprise. With more than 400 new viruses discovered each month, many of them increasingly destructive, it is critical that corporations protect themselves from all possible entry points into the network. McAfee TVD includes a package of products that cover each point in the corporate network: VirusScan for desktops, NetShield for network servers, GroupShield for groupware servers, and WebShield for Internet gateway protection. Management tools for central control and deployment of these products are also included in the TVD package through a set of tools called Management Edition. The current U.S. list price for a 1,000 node McAfee Total Virus Defense license is $40 per node for a two-year license.

The following products are part of the McAfee Total Virus Defense package:

-      VIRUSSCAN: DESKTOP VIRUS SECURITY
       Whether from floppy disks or connection to the Internet, individual PCs are still a key source of viruses. VirusScan provides PCs with protection against computer viruses, including macro viruses, malicious Java and ActiveX attacks, and email intrusions. VirusScan is available for all major desktop operating systems, including Window 3.x, 95, 98, and NT as well as Macintosh and DOS. VirusScan is available in a retail version for home users at a suggested list price of $49. The corporate edition of VirusScan is included as part of TVD.

-      NETSHIELD: NETWORK SERVER VIRUS SECURITY
       Central computers that perform administrative tasks and oversee many groups of individual PCs in an enterprise are known as servers, and are another source of virus proliferation in organizations. Servers keep information flowing by storing and forwarding files to not only other users, but often to customers and e-commerce partners as well. If a network server is infected by a virus, it can be spread rapidly throughout the organization causing multiple infections in a short amount of time. NetShield, available for Windows NT, Novell NetWare, and several versions of Unix, offers comprehensive server-based virus protection that helps prevent the spread of viruses at critical servers in the corporate network. NetShield is included as part of TVD.

-      GROUPSHIELD: GROUPWARE VIRUS SECURITY
       Since many of today's companies rely on email, shared electronic files, and shared workgroups, viruses are also spread through "groupware" programs such as Microsoft Exchange and Lotus Notes. GroupShield stops virus proliferation at the electronic mail level of an enterprise, scanning files sent through Exchange and Notes servers and catching viruses before they can be passed on to other users. GroupShield is included as part of TVD. It is also sold separately at a price of $35 per node for a two-year license.

-      WEBSHIELD: INTERNET GATEWAY PROTECTION

       As a corporation connects to the Internet, it opens its network of individual and server computers to the outside world and to potential new viruses. WebShield serves as a final layer of corporate virus security by scanning email, firewall and web traffic for viruses and other hostile code before it enters the corporation. WebShield is included as part of TVD.

       TVD MANAGEMENT EDITION
       Because new viruses are discovered at a rate of over 400 per month, it is critical that network administrators keep their anti-virus software updated with the latest virus signature files. TVD Management Edition gives administrators an easy way to install, configure and upgrade anti-virus software across enterprise networks scaling to any size. TVD Management Edition protects a network from virus attacks by enabling centralized upgrading of the network's anti-virus software. When attacks do occur, Management Edition detects the occurrence and offers alerting via a variety of channels including pager, e-mail, SNMP message, and DMI alert. It reduces the time a network administrator has to spend installing and managing anti-virus software, particularly on large networks, ensuring uninterrupted network security. Management Edition is included as part of the TVD package.

       ENTERPRISE SECURE CAST
       To get new virus updates rapidly to network administrators for distribution within their companies, TVD also includes a web-based "push" technology called Enterprise Secure Cast. Enterprise Secure Cast uses advanced web technology to provide registered companies with lists of new viruses that help the enterprise continually maintain their virus protection at the highest possible level. Enterprise Secure Cast is also included as part of the TVD package.

       PGP TOTAL NETWORK SECURITY

       PGP Total Network Security or TNS completes the Net Tools Secure line by adding best-in-class firewall, intrusion protection, encryption and virtual private network security products. The Total Network Security product line features Gauntlet for firewall, CyberCop for intrusion protection, PGP for encryption and PGP VPN for virtual private networking .We have also integrated these individual security products so that they can "actively" communicate with one another in an effort to respond to security threats automatically. This integration, known as "Active Security" is achieved by integrating each of the individual TNS products with Event Orchestrator, the "Active Ingredient". The PGP Total Network Security suite is currently priced at $80 per node for a two-year license.

- GAUNTLET FIREWALL is the flagship product of our security product line. It was originally developed by Trusted Information Systems a company we acquired in April 1998, on contract from the Defense Advanced Research Project Agency in an effort to find a more secure way of building firewalls. In addition to its security features, Gauntlet offers an enterprise management console, enabling one-to-many configuration control over numerous firewalls throughout the enterprise, and allows for direct interface with anti-virus scanning technology. Gauntlet Firewall also has strong encryption capabilities for VPN technology which are deployable without sacrificing network throughput. Gauntlet is used by customers around the world as an Intranet, Extranet, and an internal network firewall. Gauntlet Firewall is currently available at a price of $17,000 per server for a two-year license.

- CYBERCOP INTRUSION PROTECTION SUITE provides a comprehensive suite of software tools designed to protect all aspects of enterprise systems and network devices from external and internal attacks. The multi-tiered approach of penetration testing through CyberCop Scanner, real-time surveillance of systems through CyberCop Monitor and decoy servers through CyberCop Sting combine to ensure survivability of mission critical devices against increasingly sophisticated and hostile threats. The current U.S. list price for a 1,000 node CyberCop Intrusion Protection Suite site license is $31 per node for a two-year license.

- CYBERCOP SCANNER is an integrated network scanning tool designed to locate system and network device vulnerabilities exposing previously undiscovered security threats via an easy-to-use graphical interface. Integrated into our "Active Security" architecture, CyberCop Scanner provides event orchestration and security management. With the ability to scan network devices for multiple policy, mis-configuration and system vulnerabilities that diminish security within a network, CyberCop Scanner provides a means of quantifying and qualifying the enterprise security risk. Engine, scan tests and vulnerability databases are kept current utilizing VirusScan's "AutoUpdate" technology to automatically download monthly product updates on a scheduled basis. CyberCop Scanner includes a number of unique testing tools to audit the security of your firewalls, intrusion detection systems and routers. In addition, CyberCop Scanner also includes functionality to produce multi-layer reporting options and network diagrams via a 3D Graphical Interface via an easy to use report generator. CyberCop Scanner is used extensively by value added resellers or VARs, and independent security consultants providing services to enhance security on enterprise networks. CyberCop Scanner is currently available on the Windows NT and Linux platform. The current U.S. list price for a 1,000 node CyberCop Scanner Site License is $13 per node for a two-year license.

- CYBERCOP MONITOR, scheduled for a mid-1999 release, provides host based, real-time intrusion detection. CyberCop Monitor supports a multi-tiered detection architecture that monitors not only host log file activities and system events, but also host-based packet analysis providing event correlation and trend analysis. CyberCop Monitor provides a central monitor to facilitate one to many configuration, remote installation and reporting options. Integrated into our "Active Security" architecture, CyberCop Monitor provides event orchestration and increased security integration. The "AutoUpdate" feature, already used by millions of VirusScan customers, enables CyberCop Monitor to automatically download monthly updates on a scheduled basis keeping the engine, scan tests and signature databases current.

- CYBERCOP STING, also scheduled for a mid-1999 release, completes the CyberCop line by offering a new approach to intrusion detection. CyberCop Sting provides an additional information gathering device to help combat snooping on internal networks. Configured as an inviting host, CyberCop Sting utilizes replication technology to simulate "virtual machines" in a simulated environment, allowing any unauthorized activity to be logged while at the same time not placing systems or data at risk.

- PGP ENTERPRISE SECURITY encrypts, authenticates and provides the complete infrastructure and applications necessary for data protection for a wide range of desktop computers. PGP, which is used by millions of consumers and corporations around the world, is based on the principle of strong encryption without compromise. PGP Enterprise Security suite combines the worldwide de-facto standard for file, disk and email encryption with precise management tools both at the desktop and server level. Included in this suite are several tightly integrated components: PGP Desktop Security, PGP Certificate Server, PGP Policy Management Agent, PGP VPN client and the PGPsdk. The PGP Enterprise Security suite is currently sold at a price of $44 per node for a two-year license.

- PGP DESKTOP encrypts and authenticates e-mail, files and disks automatically, ensuring that only the authorized recipient can read their contents. It integrates seamlessly with all commonly used e-mail applications, allowing users with different email systems to communicate securely. Complete enterprise management features are built-in, allowing administrators to easily pre-configure and deploy PGP to users throughout the corporation.

- PGP CERTIFICATE SERVER acts as a central dispatch for PGP digital certificates. Digital certificates allow users to "authenticate" communications so that the recipient can be certain of the sender's true identity. When users run PGP Desktop, their computers automatically access the PGP Certificate Server and retrieve the appropriate certificates needed.

- PGP POLICY MANAGEMENT AGENT works in conjunction with PGP Desktop to ensure that incoming and outgoing email adheres to the appropriate corporate email security policies.

-      PGP VPN CLIENT adds a robust, standards-based virtual private networking
       (VPN) client to the PGP suite. By encrypting and authenticating remote communications, PGP VPN client users can securely connect remotely over inexpensive local Internet connections with complete security.

- PGP VPN SUITE provides a standards-based infrastructure for end-to-end "virtual private network" security. The PGP VPN suite offers low cost virtual private network security to cover multiple business needs including server-to-server for supply chain and remote office extranets, server-to-client for secure remote access for mobile users and client-to-client for secure network communications. The PGP VPN suite includes Gauntlet Firewall, Gauntlet VPN server, PGP VPN client and Net Tools PKI, a standards-based public key infrastructure that ships with several our security suites to enable secure integration The PGP VPN suite also works with other public key infrastructure, or PKI, vendors such as VeriSign and Entrust, allowing customers to communicate securely, regardless of the preferred PKI.

NAI LABS SECURITY RESEARCH

       NAI Labs is the division of Networks Associates that performs advanced research in the network security technology area. Over 100 dedicated researchers company-wide are engaged in fulltime research. Research efforts are grouped into two different categories: rapid response research, and advanced research.

       RAPID RESPONSE RESEARCH teams are responsible for researching new viruses and security threats and providing updates to customers rapidly. We have the ability to quickly respond to new security risks around the clock across all continents. These research teams currently fall into two categories:

- AVERT, the Anti-virus Emergency Response Team, formerly known as McAfee Labs; and

- COVERT, the Computer Vulnerability Emergency Response Team, staffed primarily with researchers from the Secure Networks, which we acquired in 1998.

       ADVANCED RESEARCH is pursued by the Advanced Security Research Division or ASRD, formerly part of TIS, and focuses on long-term scientific, mathematical, cryptographic, and technological issues which reside outside the standard product development pathway. The advanced security research division pursues its formalized research using funds awarded by the U.S. Defense Advanced Research Project Agency, National Security Agency, and other government agencies. Research topics include theoretical cryptographic models, survivability studies, advanced OS development, next generation Internet or NGI initiatives. Integrated within the advanced research model is mandatory planning for technology transfer into the commercial marketplace. To date, we have incorporated this advanced research into a number of our products.


NET TOOLS MANAGER

       Net Tools Manager, or NTM, is a network management and service desk solution designed to make networks more efficient and network users more productive. The Net Tools Manager product suite is comprised of Sniffer Total Network Visibility and Magic Total Service Desk. A number of the products incorporated in the Net Tools Manager product suite may be purchased as stand-alone products or as part of smaller product suites. The current U.S. list price for a 1,000 node Net Tools Manager license is $144 per node for a two-year license.


SNIFFER TOTAL NETWORK VISIBILITY

       Sniffer Total Network Visibility, or Sniffer TNV, offers comprehensive network fault and performance solutions designed to provide optimum network performance. Sniffer TNV is comprised of three product suites: Sniffer Portable Analysis, Sniffer Distributed Analysis and Network Informant Suite. The U.S. list price for a 1,000 node Sniffer TNV license is $92 per node for a two year license.

- SNIFFER PRO 98 PORTABLE ANALYSIS SUITE, or Sniffer PAS, consists of portable tools designed to automatically pinpoint and analyze network problems and to recommend solutions. To address the growing complexity of multi-vendor, multi-protocol, multi-topology network environments, Sniffer PAS is designed and tested to run on a variety of computer platforms. The product is intended to be used as a portable tool, either on a portable or notebook size computer platform. The Sniffer PAS addresses a variety of network needs ranging from departments coverage to high-speed, mission-critical or backbone networks. Products sold under the Sniffer PAS range from products which capture data, monitor network traffic and collect key network statistics for small networks, to products which optimize network performance and increase network reliability by uncovering and analyzing network problems and recommending solutions to such problems, automatically and in real-time for mid-level and high-speed networks. The U.S. list price for the Sniffer Portable Analysis Suite is $16,995 per copy for a two-year license.

- SNIFFER DISTRIBUTED ANALYSIS SUITE, or Sniffer DAS, is designed to allow customers to monitor and diagnose problems on complex, multi-segment networks from centralized locations. Distributed Sniffer System/RMON, or DSS/RMON, is available in Basic and Pro configurations. DSS/RMON Basic incorporates an industry standard RMON2 agent with the protocol capture and decode capabilities of a portable Sniffer. DSS/RMON Pro adds expert analysis capabilities and automatic problem diagnosis to recommends solutions which are displayed on a central console. The Sniffer DAS addresses a variety of network needs ranging from high speed backbones, WAN links and switched networks. The U.S. list price for a 1,000 node Sniffer DAS license is $50 per node for a two-year license.

- NETWORK INFORMANT SUITE, or Network Informant, is a web browser-based network management suite that is designed to automate and manage the process of resolving network problems proactively by identifying, analyzing, tracking and resolving network problems and assessing trends. The Network Informant Suite is comprised of products designed to automatically collect data on instrumented network components and to provide real-time and historic health and availability summaries; to monitor and analyze the long-term performance of routers, switches, hubs, and frame relay devices; and to provide immediate access to service desk trouble tickets from any browser. The U.S. list price for a 1,000 node Network Informant Suite license is $22 per node for a two-year license.

       MAGIC TOTAL SERVICE DESK

       Magic Total Service Desk, or Magic TSD, provides proactive network management and help desk technology in one integrated service desk solution. Magic TSD comprises two suites: Magic HelpDesk Suite and Zero Administration Suite. The current U.S. list price for a 1,000 node Magic TSD license is $68 per node for a two year license.

- MAGIC HELPDESK SUITE is designed to provide complete call management, problem resolution, crisis management, change management and reporting for mid-range and departmental help desks. The Magic HelpDesk Suite automates the process of entering caller information and automatically displays information about a caller allowing faster service and minimizing duplication of efforts. In addition, the Magic HelpDesk Suite is designed to provide automated crisis management, by posting notices of known problems on a centralized "white board." Related calls can be linked, automatically generating or resolving, and subsequently closing, all linked trouble tickets. Finally, the Magic HelpDesk Suite is designed to automate change management throughout the enterprise, allowing work orders for a selected task to be automatically sent to all appropriate parties. Detailed reports generated by the Magic HelpDesk Suite help measure the impact of each problem and the use of enterprise resources to solve each problem. The current U.S. list price for a 10-users Magic HelpDesk Suite is $2,915 for a two-year license.

- SELF SERVICEDESK SUITE provides information services organizations with self service oriented applications designed to make all supported PCs help desk ready. The Self ServiceDesk Suite integrates PC diagnostic software with remote control and web-based access, allowing cost savings for help desk and network administrators. The Self ServiceDesk Suite allows employees to solve their own PC application problems over the web using SupportWeb 98, a searchable information database that gives employees instant answers to thousands of common hardware and software application questions. The Self ServiceDesk Suite also includes PCMedic and Remote Desktop 32. PCMedic is designed to automatically diagnose and correct PC system problems, as well as prevents errors and crashes which damage data. Remote Desktop 32 provides remote management capabilities for network administrators. The current U.S. list price for a 1,000 node Self Service Desk Suite site license is $47 per node for a two-year license.

- ZERO ADMINISTRATION CLIENT SUITE, or ZAC Suite is designed to provide enterprise wide control of network software with integrated software distribution, software and hardware inventory, desktop management/menuing, license metering and remote control features. The ZAC Suite is designed to automatically distribute, install and track new software and updates throughout an enterprise and to perform an enterprise-wide hardware, software and system file inventory without having to visit each station. The ZAC Suite also includes management/menuing capabilities which enable central configuration of application access and desktop layout. In addition, the ZAC Suite provides software metering capabilities, allowing the efficient management of license sharing, and transfers and reducing the number of licenses that need to be purchased based on actual usage. Furthermore, the ZAC Suite is designed to allow compliance with license limitations by restricting concurrent usage of a software product to only the total of number of licenses purchased. Finally, the ZAC Suite is designed to allow remote access to critical information on multiple platforms. The Zero Administrator Client Suite console controls DOS, Windows, Windows 95 and Windows NT-based PC assets connected to NT and NetWare file servers, and its open database structure is designed to ensure accessibility. The current U.S. list price for a 1,000 node ZAC Suite site license is $47 per node for a two-year license.

- ZERO ADMINISTRATION CLIENT 2001 SUITE combines the inventory and remote control capabilities of the ZAC Suite with a Year 2000 compliance checker for applications and data on PCs. ZAC2001 detects packaged applications across the network and compares the data against a year 2000 compliance catalog and produces management reports to assess the Y2K readiness of desktop applications. ZAC2001 scans potential Y2K problems in two-digit and pivot dates in popular spreadsheet and ODBC data source files. The current U.S. list price for a 1,000 node ZAC2001 site license is $27 per node for a two-year license.


PROFESSIONAL SERVICES

       As our products and computer networks become more complex, customers increasingly require greater professional assistance in the design, installation, configuration and implementation of their networks and acquired products. To meet these evolving customer needs, we have established Professional Services. Professional Services is focused on three services segments: Consulting Services, Education Services and PrimeSupport.

       Consulting Services supports product integrations, customization and deployment with an array of standardized and custom offerings. Consulting Services also offers other services ranging from proactive and emergency troubleshooting to network design, planning and simulation.

       Education Services represents the combined training organizations of Sniffer University, TIS, McAfee University, and Magic University. Together, these training organizations offer customers an extensive curriculum of computer network technology courses, including protocol analysis and troubleshooting, security, help desk and network management tools. Education Services provides public classes and customized on-site training at customer locations. To date we have trained over 35,000 individuals in Fortune 500 and other companies.

       The PrimeSupport program provides online and telephone-based technical support is necessary to ensure that our products are installed and working properly. PrimeSupport offers a choice of the online KnowledgeCenter, or the telephone-based Connect, Connect 24X7 and Enterprise options to meet customers' varying business needs. PrimeSupport is available to all customers on a worldwide basis from a nearby global support center.

PRODUCT LICENSING MODEL

       We typically license our products, together with the related maintenance, to corporate and government customers for a period of two years. Upon expiration of the two-year period, customers are contacted by us to renew their license. We believe that the two-year license and related maintenance offers several benefits to our customers. For one initial fee, the customer receives the software and all upgrades, updates and technical support for two years. In addition, the customer only has to make a decision on its investment in the software every two years. Since we are able to distribute our products and upgrades at a lower cost than companies using traditional distribution methods, we also have the ability to offer upgrades and updates and address user feature requirements on a more regular basis. In addition, by offering a two-year license, as opposed to a traditional perpetual license, we are able to meet a lower initial cost threshold for customers with annual budgetary constraints.

       Our two-year licensing model creates the opportunity for recurring revenue for us through the renewal of existing licenses. Since we typically license our products on a per user basis, at the time of renewal we have the potential to increase the number of computers licensed at existing sites and to expand our licenses to new sites in an organization. The renewal process also provides an opportunity to cross-sell new products and product suites to existing customers. However, we may be unable to sustain current renewal rates in the future.

       We also provide single user licenses for our products under traditional perpetual licenses with product updates, upgrades and support available to customers under separate maintenance contracts.

ELECTRONIC SOFTWARE DISTRIBUTION

       We were the first company to successfully utilize electronic software distribution to reach corporate and government customers. Through the World Wide Web and various online services such as America Online, Compuserve and the Microsoft Network, we are able to electronically communicate and interact with our customers from pre-sales evaluation through product delivery and post-sales support. We believe that the electronic channel is an important source of information and support for IT professionals. By making fully-functioning, unencrypted versions of many of our products widely available for evaluation, we seek to encourage product sampling among these sophisticated users. Potential customers desiring to evaluate our products for a 30-day period can anonymously download our products from our World Wide Web site. This contrasts favorably to traditional software evaluation programs, where potential customers often are required to identify themselves, typically resulting in their inclusion in a sales database, go through a qualification process and then wait for the evaluation copy to be shipped.

       We use electronic software distribution as a principal means of delivering licensed software, as well as upgrades and updates to our customers. Electronic software distribution offers a number of advantages to us over traditional software distribution methods including the ability to distribute our products and upgrades more rapidly and at a lower cost than traditional distribution methods. Since all of the software and documentation can be distributed electronically, the cost of internal distribution by the customer is also lower than with traditional software and printed documentation.

       We also seek to increase awareness of our products, to provide customer and technical support and to encourage dialogue regarding our products by maintaining a World Wide Web site and forums on CompuServe, America Online and The Microsoft Network. We also provide support through the World Wide Web. By providing support electronically, we believe that we are often able to identify and solve customer problems more rapidly.

MCAFEE.COM

       McAfee.com is an Internet destination dedicated to updating, upgrading, and managing PCs over the web. Described below are services under development which are being developed to enable McAfee.com to provide powerful online applications over the Internet, including delivering recommendations, comparative shopping, and powerful Internet based utilities for both the novice and expert PC users.

        - MCAFEE PC OILCHANGE ONLINE is an Internet service which is being developed to automatically recommends updates and upgrades based on a user's installed hardware and software. Updates, such as a software fix or a printer driver, can be quickly found and freely downloaded from the web. Recommended upgrades can also be found and purchased online. Accessories related to a user's PC configuration, such as books, training videos, or peripherals are also available for purchase online.

        - MCAFEE CLINIC is a web-based PC management service which is being developed to defend, diagnose, and repair PCs over the web. This service is based on the underlying technology found in the McAfee desktop products: VirusScan, First Aid, Nuts & Bolts, ToolBox 2000, UnInstaller, and Guard Dog. As an Internet-based service, this set of version-less, PC applications never needs to be upgraded by the user.

        - MCAFEE STORE offers a convenient one-stop-shop experience on the Internet. Customers can purchase McAfee software and services or other related PC products, as well as other helpful PC information.

       In December 1998, we created McAfee.com Corporation as our subsidiary. In 1999, we intend to transfer the McAfee.com domain name to this subsidiary and to enter into the agreements and arrangements necessary to allow McAfee.com Corporation to operate the McAfee.com web site independently, with its own workforce and research and development staff.

SALES AND MARKETING

       To augment and capitalize upon the awareness of our products resulting from our electronic distribution model, our sales and marketing efforts are directed primarily at large corporate and government customers as well as to resellers, distributors and system integrators worldwide through the following channels:

NORTH AMERICAN DIRECT SALES

       Our North American direct sales force is organized into three tiers. The first tier focuses on the sale of all our products to enterprise and national account customers. The second tier consists of two separate sales groups focused on the sale of the two product supersuites, Net Tools Secure and Net Tools Manager, to the departmental level. The third tier consists of four separate outbound corporate telesales forces who actively market our individual product suites for transactions of less than 1,000 nodes. Our corporate telesales representatives also respond to prospective customers who contact us as a result of a particular marketing program or after electronically evaluating one of our products. Another significant focus of our corporate telesales force is to contact existing customers to cross-sell additional products and product suites. To augment our sales organization, our executives are involved with sales to many major accounts. We have not historically had a large enterprise or national accounts sales force and only recently developed a direct sales group focused on these larger accounts.

       We devote a portion of our corporate telesales force to the renewal of our existing licenses. Prior to expiration of a license, a corporate telesales representative contacts the customer and encourages renewal of the expiring license while determining if increasing the number of computers licensed is appropriate and, additionally, marketing new products and product suites to this existing customer.

INTERNATIONAL SALES

       We have sales and support operations in Europe, Asia, South America and Australia. In 1998, international revenues accounted for approximately 36% of our net revenues. We expect that international revenues will continue to account for a significant percentage of net revenues. Historically, we have relied primarily upon independent agents and distributors to market our products internationally. In recent periods we have focused our efforts on expanding internationally including through distribution acquisitions. In 1998, we acquired distributors in Scandinavia, South Africa and Spain. We expect to continue using independent agents primarily in smaller markets where a direct sales presence is not currently warranted. While our agents and distributors include some large systems integrators, most are small companies that market our software along with products of other companies that they represent. We typically enter into agreements with our agents which obligate our agents to provide technical support and the most current versions of our products to our customers and to provide us with information about our licensees. These agreements permit either us or the agent to terminate the agreement upon proper prior written notice. International agents invoice their own orders and collect payment, remitting the license fee, net of commissions, to us in United States dollars.

RESELLERS AND DISTRIBUTORS

       To complement its direct sales, we market many of our products through corporate resellers and distributors, and indirectly through retailers. While historical sales through these distribution channels have generated a relatively small portion of our net revenue, over the past two years our presence in these channels has expanded significantly. We currently utilize corporate resellers, including STREAM, Software Spectrum, Softmart and ASAP, which focus primarily on selling site licenses for our software to corporate customers.

       Independent software distributors who market our products include Ingram Micro, Merisel America and Tech Data. These distributors stock our products in inventory for redistribution primarily to large retailers, value added resellers, or VARs, and mail order companies. Through our authorized distributors, we sell our retail packaged products to several of the large computer and software retailers in the United States, including Staples, CompUSA, Computer City, Software Etc. and Best Buy. Several members of our channel sales force work closely with our major reseller and distributor accounts on the management of orders and inventory level, as well as on promotion and selling activities.

       Our distributors generally are permitted stock balancing and stock rotation rights but are typically required to place offsetting orders of equal value. We often rely on resellers and distributors, including retail outlets, to market and support our products. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. These distributors may not continue to represent our products.

ORIGINAL EQUIPMENT MANUFACTURERS

       Original Equipment Manufacturers, or OEMs, license our products (mainly anti-virus products) and bundle them with personal computer hardware or software. OEMs typically sublicense a single version of our products to end users who must contact us in order to license updates. We typically receive a per copy royalty from our OEMs.

OTHER MARKETING ACTIVITIES

       Our principal means of marketing our products is through the World Wide Web. Not only do our NAI.com and McAfee.com Websites contain various marketing materials and information about our products, but Website customers may download and purchase products and potential customers may download our products for a 30-day free trial. We also promote our products through advertising activities in trade publications and direct mail campaigns. We also attend trade shows, sponsor conferences and publish a quarterly newsletter which is mailed to existing and prospective customers. In addition, we also maintain forums on CompuServe, America Online and The Microsoft Network which provide electronic forums for subscribers of these services to discuss issues related to computer viruses and make inquiries regarding our products.

CUSTOMERS

       We primarily market our products directly to large corporate and government customers as well as to resellers and distributors.

       A significant majority of the Company's products are sold through two tiers of distribution. In the US, substantially all of the Company's sales are through four major distributors. In Europe, substantially all sales are through five major distributors. At December 31,1998, one customer had an accounts receivable balance representing 11% of our total accounts receivable balance. No other distributor had an accounts receivable balance that exceeded 10% at December 31, 1998. The Company relies upon a broad base of second tier distribution partners, specifically large retailers, resellers and VARS to maintain and grow its business. For the year ended December 31,1998, the largest retailer accounted for 1% of total revenue and in aggregate the five largest retailers accounted for approximately 4% of total revenue. The largest reseller accounted for 2% of total revenue.

PRODUCT DEVELOPMENT AND ACQUISITION

       We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software includes low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. Product enhancements or new products may not be developed or acquired on a timely basis or at all. As part of our growth strategy, we have made and expect to continue to make investment sin complementary businesses, products and technologies. In addition, we recently began making strategic minority investments in complementary Internet related companies.

       In addition to developing new products, our internal development staff is also focused on developing updates to existing products and modifying and enhancing any acquired products. Future upgrades and updates may include additional functionality, respond to user problems or address compatibility problems with changing operating systems and environments. We believe that our ability to provide these upgrades and updates frequently and at low costs is key to our success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently to avoid obsolescence. Failure to release upgrades and updates could have a material adverse effect on our business, results of operations and financial condition. We may not be successful in these efforts. In addition, future changes in Windows 98, Windows NT, NetWare or other popular operating systems could cause compatibility problems with our products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of these future versions would delay or reduce demand for our future products which were designed to operation with these future operating systems. Our failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on our business, results of operations and financial condition.

       We expended $135.5 million$103.1 million and $63.8 million in the years ended December 31, 1998, 1997 and 1996, respectively, on research and development.


MANUFACTURING AND SUPPLIERS

       Our manufacturing operations consist primarily of assembly, testing and quality control of materials, components, subassemblies and systems for our Sniffer based products. We use third party manufacturers for these manufacturing operations. Reliance on third party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the absence or unavailability of adequate capacity.

      Our Sniffer products are designed to work with a variety of network topologies and computer platforms available from multiple manufacturers. We rely on a limited number of suppliers for certain critical components of our products. Some of the Sniffer products are designed around a specific computer platform available only from certain manufacturers. In the case of Sniffer products, customers purchase the required platform either from us or from suppliers. As a result of product transitions by our computer platform vendors, we have found it necessary to purchase and inventory computer platforms for resale to customers. Any significant shortage of computer platforms or other critical components for Sniffer products could lead to cancellations or delays of purchases of these products, which could materially and adversely affect our results of operations. If purchases of computer platforms or other components exceed demand, we could incur expenses for disposing of excess inventory, which would also adversely affect our results of operations.

       We have developed software only versions of some of our Sniffer products. Purchasers of these Sniffer software products are required to already own or purchase directly from the manufacturer or other vendors the necessary hardware products, such as computer platforms and components. Customers may require that we continue to provide the necessary hardware products.

COMPETITION

      The markets for our products are intensely competitive we expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include:

       -      performance;
       -      functionality;
       -      quality;
       -      customer support;
       -      breadth of product line;
       -      frequency of upgrades and updates;
       -      integration of products;
       -      manageability of products;
       -      brand name recognition;
       -      our reputation; and
       -      price.

       Performance and quality of our anti-virus software products are measured by number and type of viruses detected, the speed at which the products run and ease of use. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating the original equipment manufacturer market with their network security and management products. As is the case in many segments of the software industry, we have been encountering, and we expect to further encounter, increasing competition. This increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in price reductions but also in a decline in sales volume, could cause our business to suffer. In addition, competitive pressures may make it difficult for us to maintain or exceed our growth rate.

       As the network management market develops, we may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of companies who are able to provide the necessary software and support capabilities. In addition, to the extent that we are successful in developing our Net Tools suite of products designed around a centralized management and administration console for the Windows NT platform, we will likely compete with large computer systems management companies such as Tivoli Systems and Computer Associates or Unicenter. However, both of these companies products have been characterized as framework systems requiring a multi-year product rollout and having products plug into their frameworks as a secondary focus. In contrast to this, our Net Tools product suite follows a philosophy of providing "best-of-breed" products with integration where it makes sense. By focusing on products first, customers can begin deriving benefit immediately. Several of our individual Net Tools products already support interaction with framework products including Tivoli's TME framework and Computer Associates Unicenter framework.

      We cannot assure you that we will continue to compete effectively against existing and potential competitors, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than we do. In addition, software companies who currently use traditional distribution methods may in the future decide to compete more directly with us by utilizing electronic software distribution.


     NET TOOLS SECURE COMPETITION

       Our principal competitor in the anti-virus market worldwide the Peter Norton Group of Symantec in the network security market. Trend Micro remains the strongest competitor in the Asian anti-virus market. Other competitors include Computer Associates/Cheyenne Software, IBM and Trend Micro, Inc., as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors.

       In the firewall market, Checkpoint owns the top market share position (1998 Information Security Market Survey - Computers Security Institute/Zona Research) and is currently Gauntlet's most frequently-encountered competitor. Axent, with our recently acquired Raptor firewall, is a strong competitor in the growing market for Windows NT-based firewalls. Larger companies such as Cisco Systems and Microsoft each have firewall products as well and are beginning to make inroads in this space. Our CyberCop intrusion protection products compete primarily with ISS, the earliest entry into this small, but rapidly growing market segment. Axent and Cisco also have competitive intrusion protection products. The encryption and VPN markets are still extremely fragmented with numerous small and large vendors. Public key infrastructure, or PKI, vendors such as Entrust Technologies offer some products with similar functionality to PGP, while the VPN space is crowded with hardware and software vendors, including telecommunications companies as well as traditional networking suppliers.

     NET TOOLS MANAGER COMPETITION

       Our principal competitor in the network management market is Hewlett Packard Company, or HP. Some of our competitors have been in the network management market longer than the we have, and competitors, such as Cisco, Computer Associates and HP are larger and have greater name recognition than we do.

       Our other competitors include Remedy, Royalblue Group PLC, Bendata, Peregrine Systems and Tivoli Systems in the help desk market and HP, Concord Communications, DeskTalk Systems, GN Nettest, Network Instruments, Radcom Technologies , Shomiti Systems, Inc. and Wandel & Goltermann, Inc. in the software-based network fault and performance management market. We also face competition from large and established software companies such as Microsoft, Intel, Novell and HP, which offer network management products as enhancements to their network operating systems

RETAIL MARKET COMPETITION

       As a result of our acquisitions of CyberMedia and Dr. Solomon's, we have increased our retail presence and established our commitment to the retail marketplace with the development of the McAfee Software Division. We expect competition to increase in the near-term due to consolidation of the retail personal productivity/utility market with the acquisition of Quarterdeck by Symantec. With price erosion in the traditional superstore and mail order channels by our key retail competitor in 1998, we have been forced to lower our retail prices. We are also expanding into the mass merchant and club channel. However, while the industry's personal productivity/utility software sales through these channels have increased, the profit margins and average selling prices in the retail channel are considerably lower than in traditional software channels.

PROPRIETARY TECHNOLOGY

       Our success depends significantly upon proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect proprietary rights in our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products. We do not typically obtain signed license agreements from our corporate, government and institutional customers who license products directly from us. Rather we include an electronic version of a "shrink-wrap" license in all of our electronically distributed software and a printed license in the box for our products distributed through traditional distributors in order to protect our copyrights and trade secrets in those products. Since none of these licenses are signed by the licensee, many legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. The steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. For example, we are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us. Changing legal interpretations of liability for unauthorized use of our software, or lessened sensitivity by corporate, government or institutional users to avoiding infringement of intellectual property, could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

       As of December 31, 1998, we employed approximately 2,700 individuals worldwide. Competition for qualified management and technical personnel is intense in the software industry. Our continued success will depend in part upon our ability to attract and retain qualified personnel. None of our employees is represented by a labor union and we believe that our employee relations are good.

                                  RISK FACTORS

      Investing in our common stock involves a high degree of risk. Any of the following risks could materially adversely affect our business, operating results and financial condition and could result in a complete loss of your investment.

      OUR QUARTERLY FINANCIAL RESULTS WILL LIKELY FLUCTUATE

      Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

       - volume, size and timing of new licenses and renewals of existing licenses;
       -      our distributor inventory levels and product return rates;
       -      our inventory levels;
       - introduction of new products, product upgrades or updates by us or our competitors;
       -      the mix of products we sell;
       - the success of our Net Tools product suite and related pricing model;
       - our continued evolution as an enterprise-wide software provider and the related impact on the length of our sales cycle;
       -      changes in product prices by us or our competitors;
       -      trends in the computer industry;
       - delays or reductions in customer software purchases related to their Year 2000 compliance issues;
       -      costs related to acquisitions of technology or businesses;
       - our investment experience related to our strategic minority equity investments; and
       - costs related to extraordinary events including litigation and acquisitions.

      Our business is impacted by the seasonal trends and global or regional macroeconomic trends. For example, our net revenue is typically higher in the fourth quarter, as many customers complete annual budgetary cycles, and lower summer months when many businesses experience lower sales, particularly in the European market. Our business in Japan, Asia generally and Latin America has been adversely impacted by the adverse economic conditions there. If these conditions were to spread to Europe or the U.S., our business, results of operations and financial condition would be adversely impacted.

      IT WILL BE DIFFICULT TO SUSTAIN OR EXCEED OUR HISTORIC GROWTH RATE

     We have experienced significant growth in net income (before acquisition and related costs) and net revenue. However, our rate of growth has slowed in recent periods due to increased price competition, a maturing anti-virus market and an increasingly higher base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders. Recently, we began a strategy of up-selling existing licenses to higher level product suites. If our renewal or up-sale rates slow or decline, our net revenues and operating results would be adversely affected. In addition, like a number of other enterprise-wide software providers, we have recently identified and expect a continued slowing or reduction in customer capital spending related to Year 2000 compliance issues. If the purchasing patterns of our current or potential customers, particularly those to whom we market broader enterprise solutions, are meaningfully impacted by Year 2000 concerns, we could experience a significant reduction in our net revenue, net income and related growth.

      THE TIMING AND AMOUNT OF OUR REVENUES ARE SUBJECT TO A NUMBER OF FACTORS THAT MAKE IT DIFFICULT TO ESTIMATE OPERATING RESULTS PRIOR TO THE END OF A QUARTER

      We do not expect to maintain a significant level of backlog. As a result, product revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. We have generally experienced a trend toward higher order receipt, and therefore a higher percentage of revenue shipments, toward the end of the last month of a quarter. This trend makes predicting revenues more difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. As we have evolved as an enterprise-wide software provider and continued with our efforts to license larger product suites under the Net Tools umbrella, the size of our orders and the length of our sales cycle have increased and may increase further. If orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

      OUR STOCK PRICE HAS BEEN VOLATILE AND IS LIKELY TO REMAIN VOLATILE

      During 1998 our stock price ranged from a per share high of $66.25 to a low of $26.63. At the close of market on April 12, 1999, our stock price was $16.75 per share. Announcements, litigation developments, and our ability to meet the expectations of brokerage firms, industry analysts or investors with respect to our operating and financial results, may contribute to this volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with public traded securities. In April 1999, a number of putative class actions were brought against us, our officers and directors. See "Item 3, Legal Proceedings." This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management's attention and resources.

     COMPETITORS MAY INCLUDE PRODUCTS SIMILAR TO OURS IN THEIR HARDWARE OR SOFTWARE AND RENDER OUR PRODUCTS OBSOLETE

      Vendors of hardware and of operating system software or other software (such as firewall or e-mail software) may enhance their products or bundle separate products to include network security and management software similar to our products. For example, Cisco incorporated a firewall in its hardware products and Microsoft Corporation introduced limited anti-virus functionality into versions of MS-DOS in 1993. The widespread inclusion of products that perform the same or similar function as our products within computer hardware or other software could render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. If we are unable to develop new network security and management products to further enhance operating systems or other software and to successfully replace any obsolete products, our business could suffer.

      WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE TRANSACTIONS

      The software industry has experienced, and is expected to continue to experience, a significant amount of consolidation. As part of our growth strategy, we may buy or make investments in, complementary companies, products and technologies. Since 1994 we have completed a large number of significant acquisitions involving both public and private companies, including:

       -      CyberMedia in September 1998;
       -      Dr Solomon's in August 1998;
       -      Magic Solutions and TIS in April 1998;
       -      Network General, PGP and Helix Software in December 1997;
       -      Vycor Corporation in February 1996;
       -      Saber Software in August 1995; and
       -      Pro Tools in January 1994.

      We have also completed a number of smaller acquisitions and acquired a number of our international distributors. Recently, we began making strategic minority investments in complementary Internet related companies. In the three months ended March 31, 1999, these minority investments totaled $26.5 million. We are currently investigating acquisitions of additional foreign distributors and other strategic minority investments.

      Our acquisitions and strategic investments involve a number of risks and we may not realize the expected benefits of these transactions. We may lose all or a portion of our investment, particularly in the case of our strategic minority investments.

      The integration of transactions involves a complex, time consuming and expensive process. Prior to any acquisition, each company has its own business, culture, clients, employees and systems. Following any acquisition, we must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices. In order to successfully integrate acquired companies, we must, among other things, successfully:

       -      attract and retain key management and other personnel;
       - integrate, both from an engineering and a sales and marketing perspective, the acquired products into our suite of product offerings;
       -      coordinate research and development efforts;
       -      integrate sales forces; and
       -      consolidate duplicate facilities.

      The difficulties of integrating an acquired company may be worsened by the geographic distance between the companies, the complexity of the technologies and operations being integrated, and the disparate corporate cultures being combined. Successful acquisitions may be more difficult to accomplish in the high technology industry than in other industries, and will require the dedication of our management resources. Management's focus on the integration of operations may distract attention from our day-to-day business, and may disrupt key research and development, marketing or sales efforts. In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition. If we cannot successfully integrate any acquisition, our business could suffer.

      In 1997 and 1998, we incurred significant nonrecurring charges associated with our previous acquisitions. Our available cash and our securities may be used to buy or invest in companies or products, which could result in the incurrence of significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we buy a company, we may have to incur or assume that company's liabilities, including liabilities that are unknown at the time of acquisition, which may result in a material adverse effect on us.

     WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT.

     In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we will experience significant charges related to the amortization of purchased technology and goodwill. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings.

WE FACE RISKS RELATED TO OUR NET TOOLS MEGA-SUITE BUSINESS STRATEGY

      Historically, a majority of our revenues resulted from the licensing of our flagship anti-virus products and Sniffer products. Over the last year we have been focusing our efforts on broadening our revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. To this end, we organized our products into four product suites -- McAfee Total Virus Defense, PGP Total Active Security, Sniffer Total Network Visibility and McAfee Total Service Desk--which form our integrated "Net Tools" mega-suite solution. The Net Tools product suite model involves a modified product pricing structure. Potential customers may not respond favorably to this modified pricing structure and the lack of a favorable response could materially adversely affect our operating results. In addition, as part of the Net Tools concept, we are in the process of designing a centralized console from which the various component suites can be operated, administered and maintained utilizing a common look and feel. We face significant engineering challenges related to these efforts. Success of our Net Tools suite strategy will also depend, in part, on the following factors:

       -      successful development and coordination of our sales force;
       -      successful development of a national accounts sales force; and
       - the development and expansion of an effective professional services organization.

      WE FACE RISKS RELATED TO OUR SNIFFER PRODUCT STRATEGY

      Although we will continue to offer perpetual licenses with annual support and maintenance contracts for our Sniffer products, we have recently developed a subscription licensing model for these products. We are also seeking to increase our total Sniffer unit sales through recently developed software-only versions of some of our Sniffer products, which we would mean that we would no longer sell the hardware components contained in those products. However, there is a risk that customers will continue to require that we provide the hardware platform and components currently contained in our Sniffer products. Despite our efforts, total unit license of Sniffer products may not increase and customers may not accept the subscription pricing model for Sniffer products. To the extent that customers do license Sniffer products on a two-year subscription basis or license significant amounts of software-only Sniffer products, our operating results and financial condition would be likely be affected in the following ways:

       - in the case of subscription licenses, we would expect an increase in deferred revenues related to the service portion of the two-year Sniffer license that would be capitalized on our balance sheet;
       - in the initial year of the subscription license, the corresponding revenue would be lower than if the license were perpetual; and
       - in the case of the software-only Sniffer product license, we would expect lower total revenues and a higher overall gross margin related to that license, as we would not be selling the corresponding hardware component (currently the hardware component has a lower gross margin than the total product gross margin).

      WE FACE RISKS RELATED TO OUR STRATEGY OF ACQUIRING INDEPENDENT AGENTS AND DISTRIBUTORS

      We have been acquiring existing independent agents and distributors of our products in certain strategic markets. We may be required to provide the technical support to customers that was previously provided by the acquired agents and distributors. We may be unable to provide technical support or operate any acquired distributor or agent as well as previous operators or at all. The acquisition of any distributor or agent may not result in increased foreign revenues.

      OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE; WE FACE RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

      The network security and management market is highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success will depend on our ability to:

       - offer a broad range of network security and management software products;
       - continue to enhance existing products and expand product offerings;
       - develop and introduce in a timely manner new products with technological advances;
       -      respond promptly to new customer requirements;
       - comply with evolving industry standards without delays in compliance;
       -      provide upgrades and updates to users frequently and at low cost;
              and
       - remain compatible with popular operating systems such as Windows 95, Windows NT and NetWare.

      We may not be able to successfully develop and market, on a timely basis, enhancements to our existing products or new products. Our product enhancements or new products may not adequately address the changing needs of the marketplace. New products with new technological capabilities could replace or shorten the life cycle of our products or cause our customers to defer or cancel purchases of our products.

      We may continue to experience delays in software development as we have at times in the past. Complex software products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or cost us our market acceptance. For example, we experienced compatibility issues in connection with our recent NetShield upgrade, and our anti-virus software products have in the past falsely detected viruses that did not actually exist. Difficulties and delays associated with new product introductions, performance or enhancements could have a material adverse effect on our business, financial condition and results of operation.

      Our product development efforts are impacted by the adoption or evolution of industry standards. For example, no uniform industry standard has developed in the market for encryption security products. As industry standards are adopted or evolve, we may have to modify existing products or develop and support new versions of existing products. In addition, if no industry standard develops, our products and our competitors' products could be incompatible, which could prevent or delay overall development of the market for a particular product. If our products fail to comply with existing or evolving industry standards in a timely fashion, our business, results of operation and financial condition could be materially and adversely affected.

     Our long-term success depends on our ability to upgrade and update existing product offerings, modify and enhance acquired products and introduce new products which meet our customers' needs. Future upgrades and updates may include additional functionality, respond to user problems or address compatibility problems with changing operating systems and environments. We believe that our ability to provide these upgrades and updates frequently and at low costs is key to our success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently to avoid obsolescence. Failure to release upgrades and updates could have a material adverse effect on our business, results of operations and financial condition. We may not be successful in these efforts. In addition, future changes in Windows 95, Windows NT, NetWare or other popular operating systems could cause compatibility problems with our products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of these future versions would delay or reduce demand for our future products which were designed to operate with these future operating systems. Our failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on our business, results of operation and financial condition.

      WE DEPEND ON REVENUE FROM OUR FLAGSHIP ANTI-VIRUS AND SNIFFER PRODUCTS

      We have historically derived a majority of our net revenue from our flagship McAfee anti-virus software products and Sniffer network fault and performance management products. These products are expected to continue to account for a significant portion of our net revenue for the foreseeable future. Because of this concentration of revenue, a decline in demand for or in the prices of these products as a result of competition, technological change, a change in our pricing model, inclusion of anti-virus or network management and analysis software as a standard part of hardware or operating system software or other software, or a maturation in the markets for these products, could harm our business.

      IF THE NETWORK MANAGEMENT AND NETWORK SECURITY MARKETS DO NOT EVOLVE AS WE ANTICIPATE, OUR BUSINESS COULD SUFFER

      The markets for our network management and network security products are evolving, and their growth depends upon broader market acceptance of this software, including help desk software. Although the number of personal computers, or PCs, attached to large-area networks has increased dramatically, the network management and network security markets continue to be emerging markets. These markets may not continue to develop or may not develop rapidly enough to benefit our business significantly. In addition, there are a number of potential approaches to network management and network security, including the incorporation of management and security tools into network operating systems. Therefore, even if network management and network security tools gain broader market acceptance, our products may not be selected by potential purchasers. To the extent that either the network management or network security market does continue to develop, we expect that competition will increase.

      WE ARE SUBJECT TO INTENSE COMPETITION IN THE NETWORK MANAGEMENT AND SECURITY MARKETS AND WE EXPECT TO FACE INCREASED COMPETITION IN THE FUTURE

      The markets for our products are intensely competitive, and we expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include:

       -      performance;
       -      functionality;
       -      quality;
       -      customer support;
       -      breadth of product line;
       -      frequency of upgrades and updates;
       -      integration of products;
       -      manageability of products;
       -      brand name recognition;
       -      company reputation; and
       -      price.

      Performance and quality of our anti-virus software products are measured by number and type of viruses detected, the speed at which the products run and ease of use. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors, and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating the original equipment manufacturer, or OEM, market with their network security and management products. As is the case in many segments of the software industry, we have been encountering, and we expect to further encounter, increasing competition. This increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in price reductions but also in a decline in sales volume, which could cause our business to suffer. In addition, competitive pressures may make it difficult for us to maintain or exceed our historic growth rate.

      Although there is a trend toward consolidation in the network security and management market, the market is currently highly fragmented with products offered by many companies. Our principal competitors in the anti-virus market include Symantec, Computer Associates/Cheyenne Software, IBM, and Trend Micro, as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. In the encryption portion of the security market, our principal competitors are Security Dynamics, Cylink, Entrust Technologies and VeriSign. Our principal competitors in the help desk market are Remedy and Software Artistry, recently acquired by Tivoli Systems/IBM. Our principal competitor in the software-based network fault and performance management market is Hewlett-Packard with other competitors including Azure Technologies, Concord Communications, DeskTalk Systems, Kaspia Systems, Shomiti Systems, and Wandel & Goltermann. We also face competition in the security market from Cisco, Security Dynamics, Checkpoint Software, Internet Security Systems and Axent, and other vendors in the encryption/firewall/intrusion detection market. In addition, we face competition from large and established software companies such as Microsoft, Intel, Novell and HP which offer network management products as enhancements to their network operating systems.

      As the network management market develops, we may face increased competition from these large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of companies who are able to provide the necessary software and support capabilities. In addition, to the extent that we are successful in developing our Net Tools suite of products designed around a centralized management and administration console for the Windows NT platform, we will likely compete with large computer systems management companies such as Tivoli Systems and Computer Associates. We may be unable to continue to compete effectively against existing and potential competitors, many of whom have substantially greater financial, technical, marketing and support resources and name recognition than we do. In addition, software companies who currently use traditional distribution methods may in the future decide to compete more directly with us by utilizing electronic software distribution.

      OUR CUSTOMERS MAY CANCEL OR DELAY THEIR PURCHASES OF OUR PRODUCTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS; OUR SALES CYCLE IS LONG, WHICH COULD ADVERSELY AFFECT OUR QUARTERLY RESULTS.

      Our products may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. Any cancellation or delay could adversely affect our results of operations.

     In addition, as we have continued to evolve as an enterprise-wide software provider and continue to focus on the sale of product suites under the Net Tools umbrella, our sales cycle has lengthened and may continue to lengthen. Sales of large complex products, particularly product suites, frequently require a long education process and significant technical evaluation and commitment of capital and other resources. Moreover, these sales may be subject to the risk of delays associated with customers' internal budget and other procedures for approving large capital expenditures, deploying new technologies within their network and testing and accepting new technologies that affect key operations. Because of these longer sales cycles and the potential large size of such orders, if anticipated orders are not realized or revenues are not otherwise recognized in a particular quarter, our operating results for that quarter could suffer

      WE HAVE ONLY RECENTLY DEVELOPED OUR LARGE ACCOUNTS SALES FORCE; WE FACE RISKS RELATED TO OUR SALES FORCE STRUCTURE.

      Our North American direct sales force is divided into three tiers. The first tier focuses on the sale of all of our product suites under the Net Tools umbrella to enterprise and national account customers. The second tier consists of tow separate sales groups focused on the sale of the two product supersuites (Net Tools Secure and Net Tools Manage) to the departmental level. The third tier consists of four separate outbound corporate telesales forces who actively market our individual product suites to customers with less than 1,000 end users. Historically, we have not a large enterprise or national accounts sales force and only recently developed a direct sales group focused on these larger accounts.

      To succeed in the direct sales channel for the enterprise and national accounts market and for the sale of the separate security product suite, we must build a significant direct sales organization and must attract and retain qualified personnel. These individuals will require training about, and knowledge of, product attributes for our various product suites. We may not succeed in building the necessary sales organization or in attracting, retaining or training these individuals. Historically, we sold our products at the departmental level. To succeed in the enterprise and national accounts market requires, among other things, our establishing relationships and contacts with senior technology officers at these accounts. Our sales force may not succeed in these efforts.

      Our sales organization structure may result in multiple customer contacts by our different sales representatives, particularly in circumstances where the customer has multiple facilities and offices. These multiple contacts may likely result from a lack of coordination between our various sales organizations and a lack of focus by the individual sales representatives on their designated customers or products. The occurrence of these events could lead to customer confusion, disputes in the sales force and lost revenue opportunities which could have a material adverse effect on our business, results of operations and financial condition. In addition, while the development of a direct sales channel reduces our dependence on resellers and distributors, it may lead to conflicts for the same customers and further customer confusion, pressure by current and prospective customers for price reductions on products and, consequently, in reductions in our gross margin and operating profit.

      WE SELL OUR PRODUCTS THROUGH INTERMEDIARIES, WHO MAY NOT VIGOROUSLY MARKET OUR PRODUCTS, HAVE RIGHTS OF RETURN OR MAY HAVE DIFFICULTY IN TIMELY PAYING FOR PURCHASED PRODUCTS.

      We market a significant portion of our products to end-users through intermediaries, including distributors, resellers and value-added resellers. Beginning in 1998, our dependence on these indirect sales channels increased significantly with the development of a software-only version of our Sniffer product and the acquisition of CyberMedia in September 1998. The Sniffer product was previously only a combined software/hardware product with a limited number of resellers. CyberMedia sold its products only through indirect channels.

      Our distributors sell other products that are complementary to, or compete with, our products. While we encourage our distributors to focus on our products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors. Our agreements with our distributors generally permit our distributors to return our product to us in the event of end user returns to the distributor, inaccurate estimates of end user demand by the distributor, increased purchases by distributors in response to sales incentives or transitions to new products. We record sales to distributors as revenue and at the same time establish a reserve for returns. Returns could exceed reserves as a result of distributors holding excessive amounts of our product in inventory. Our current or future reserves for returns could be inadequate which would adversely impact our operating results.

      Many of our distributors are experiencing economic difficulties worldwide, which may adversely impact our collection of accounts receivable. For example, CHS, our largest European distributor, has experienced a significant downturn in its business. As a result, we have experienced a delay in collections from them and may experience difficulties in collecting amounts owed to us. We regularly review the collectibility and credit worthiness of our distributors to determine an appropriate allowance for doubtful accounts reserve. Our uncollectible accounts could exceed our current or future allowance for doubtful accounts reserve, which would adversely impact our operating results.

      WE NEED TO EXPAND AND DEVELOP AN EFFECTIVE PROFESSIONAL SERVICES ORGANIZATION; WE RELY ON THIRD-PARTY PROFESSIONAL SERVICES

      As our products and computer networks in general increase in complexity, customers require greater professional assistance to design, install, configure and implement our products. To date, we have relied on our limited professional services capabilities and increasingly on outside professional service providers, including our distributors, resellers and system integrators. These third party service providers may provide inadequate levels of professional services. Moreover, reliance on these third parties both places a greater burden on them and reduces our ability to control and establish standards for providing these support services. Our reliance on these third parties could, delay our recognition of product revenue, harm our relationships or reputation with these third parties or the end users of our products or result in decreased future sales of, or prices for, our products.

      To more effectively service our customer's evolving needs, we intend to significantly expand and develop our worldwide professional service organization. We may not succeed in these efforts. Effectively expanding and developing our professional services organization will require that we hire and train more service professionals who must be continually trained and educated to ensure that they possess sufficient technical skills and product knowledge. The market for qualified professionals is intensely competitive, making hiring and retention difficult. We expect significant competition in this market from existing providers of professional services and future entrants. We must also properly price our services to attract customers, while maintaining sufficient margins for these services. We therefore expect that we will have lower profit margins on our service revenues. The failure to develop an effective professional services organization could have a material adverse effect on our business, results of operations and financial condition.

     WE RELY ON THE CONTINUED PROMINENCE OF MICROSOFT TECHNOLOGY

     Although we intend to support other operating systems, our mission is to be the leading supplier of network security and management products for Windows NT/Intel based Network. Sales of our products would be materially and adversely affected by market developments which are adverse to the Windows operating environments, including the failure of users and application developers to accept Windows NT. In addition, our ability to develop products using the Windows operating environments is dependent on our ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft. We may not be able to gain the necessary access from Microsoft.

      WE MUST EFFECTIVELY MANAGE OUR GROWTH

      Our business has grown rapidly, both internally and through acquisitions. This growth has placed, and any future growth would continue to place, a significant strain on our limited personnel, management and other resources. Our ability to manage any future growth, particularly with the anticipated expansion of our international business and growth in distribution business, will require us to:

       -      attract, train, motivate and manage new employees successfully;
       -      effectively integrate new employees into our operations; and
       - continue to improve our operational, financial, management and information systems and controls.

      If we continue to grow, our management systems currently in place may be inadequate or we may not be able to effectively manage this growth.

      WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY RIGHTS WHICH OFFER ONLY LIMITED PROTECTION AGAINST POTENTIAL INFRINGERS; WE MAY FACE LITIGATION RELATED TO OUR PROPRIETARY TECHNOLOGY AND RIGHTS.

      Our success depends significantly upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products. We do not typically obtain signed license agreements from our corporate, government and institutional customers who license products directly from us. Rather, we include an electronic version of a shrink-wrap license in all of our electronically distributed software and a printed license in the box for our products distributed through traditional distributors in order to protect our copyrights and trade secrets in those products. Since none of these licenses are signed by the licensee, many legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. The steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. For example, we are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us. Changing legal interpretations of liability for unauthorized use of the our software, or lessened sensitivity by corporate, government or institutional users to avoiding infringement of intellectual property, could have a material adverse effect on our business, results of operations and financial condition.

      There has been substantial litigation regarding intellectual property rights of technology companies. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including a pending unfair trade practice case and separate patent infringement cases involving each of Symantec, Hilgraeve and Trend Micro. See "Item 3, Legal Proceedings." Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

       -      result in the loss of our proprietary rights;
       -      subject us to significant liabilities;
       -      require us to seek licenses from third parties; or
       -      prevent us from manufacturing or selling our products.

      The litigation process is subject to inherent uncertainties and we may not prevail in these matters, or we may be unable to obtain licenses with respect to any patents or other intellectual property rights that may be held valid or infringed upon by us or our products. Uncertainties inherent in the litigation process involve, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to us.

      In addition, as we may acquire a portion of software included in its products from third parties, our exposure to infringement actions may increase because we must rely upon such third parties as to the origin and ownership of any software being acquired. Similarly, exposure to infringement claims will increase to the extent that we employ or hire additional software engineers previously employed by competitors, notwithstanding measures taken by these competitors to protect their intellectual property. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights that we own. We may also be subject to litigation to defend against claimed infringement of the rights of others or determine the scope and validity of the proprietary rights of others. This litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on our business, results of operations and financial condition.

       OUR INTERNATIONAL OPERATIONS SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS AND OTHER INHERENT RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES

       In 1998, 1997 and 1996, net revenue from international licenses represented approximately 36%, 36%, and 32%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenues will continue to account for a significant percentage of net revenue. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use nonleveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

       -      the impact of longer payment cycles;
       -      greater difficulty in accounts receivable collection;
       -      unexpected changes in regulatory requirements;
       - seasonality due to the slowdown in European business activit during the third quarter;
       -      tariffs and other trade barriers;
       -      export restrictions on our encryption and other security products;
       - uncertainties relative to regional economic circumstances, including the current economic turbulence in Asia;
       - political instability in emerging markets and difficulties in staffing; and
       -      managing foreign operations.

       These factors will may have a material adverse effect on our future international license revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

       In addition, a portion of our international revenue is expected to continue to be generated through independent agents. Since these agents are not our employees and are not required to offer our products exclusively, they may discontinue marketing our products entirely. Also, we may have limited control over these agents, limited access to the names of the customers to whom these agents sell its products and limited knowledge of the information provided by, or representations made by, these agents to its customers.

       COMPUTER "HACKERS" MAY DAMAGE OUR PRODUCTS

       Given our high profile in the security software market, we have been a target of computer hackers"who have, among other things, created viruses to sabotage or otherwise attack our products. While to date these efforts have been discovered quickly and their adverse impact has been limited, similar viruses or efforts may be created or replicated in the future. In this event, users' computer systems could be damaged and demand for our software products may suffer as a result. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses.

       FALSE DETECTION OF VIRUSES AND ACTUAL OR PERCEIVED SECURITY BREACHES COULD ADVERSELY AFFECT OUR BUSINESS

       Our anti-virus software products have in the past and may at times in the future falsely detect viruses that do not actually exist. These false alarms, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. In addition, we have in the past been subject to litigation claiming damages related to a false alarm, and there can be no assurance that similar claims will not be made in the future. Similarly, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market's perception of our security products. This could adversely effect our business, results of operations and financial condition.

       OUR CRYPTOGRAPHY TECHNOLOGY IS SUBJECT TO EXPORT RESTRICTIONS AND MAY BECOME OBSOLETE

       Certain of our network security products, technology and associated assistance are subject to export restrictions imposed by the U.S. Department of State and the U.S. Department of Commerce. These restrictions permit the export of encryption products so long as certain requirements are met, but prohibit the export of these products to countries deemed hostile by the U.S. Government. U.S. export regulations regarding the export of encryption technology require either a transactional export license or the granting of Department of Commerce Commodity jurisdiction. As result of this regulatory regime, foreign competitors facing less stringent controls may be able to compete more effectively than we can in the global market. While we have obtained approval from the Department of Commerce to export to certain end users, the U.S. Government may not approve pending or future export license requests. Further, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, may be revised from time to time. Failure to obtain the required licenses or the costs of compliance could have a material adverse effect on our international revenues.

       In addition, some of our network security products are dependent on the use of public key cryptography technology. This technology depends in part upon the application of certain mathematical principles known as factoring. The security afforded by public key cryptography technology is based on our belief that the factoring of large prime numbers is difficult. Should an easy factoring method be developed, the security afforded by encryption products using public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing products and services obsolete or unmarketable. Moreover, factoring problems can theoretically be solved by computer systems significantly faster and more powerful than those presently available. If these improved techniques for attacking cryptographic systems are ever developed, our business would be adversely affected.

       PRODUCT LIABILITY CLAIMS ASSERTED AGAINST US IN THE FUTURE COULD ADVERSELY AFFECT OUR BUSINESS

       Our network security and management software products are used to protect and manage computer systems and networks that may be critical to organizations. As a result, our sale and support of these products involves the risk of potential product liability and related claims. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in these license agreements may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses. A product liability claim brought against us could have a material adverse effect on our business, results of operations and financial condition.

       OUR MANAGEMENT AND TECHNICAL PERSONNEL ARE CRITICAL TO OUR BUSINESS, THESE INDIVIDUALS MAY NOT REMAIN WITH US IN THE FUTURE

       We rely, and will continue to rely, on a number of key technical and management employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, our employees are generally not otherwise subject to employment agreements or to noncompetition covenants. If any of our key employees leave, our business, results of operations and financial condition could suffer. Furthermore, we do not maintain life insurance policies on our key employees.

       Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. Competition for these employees is intense and is expected to remain so for the foreseeable future. We may not be successful in retaining our existing key personnel and in attracting and retaining the personnel we require, and our failure to retain and hire key employees could adversely affect our business and operating results. For example, in early April 1998, Messrs. Leslie Denend, David Carver and John Stringer resigned from their positions as executive officers, although Mr. Denend remains a director. Additions of new and departures of existing employees, particularly in key positions, can be disruptive and can result in departures of existing employees, which could adversely affect our business.

       WE FACE RISKS ASSOCIATED WITH U.S. GOVERNMENT CONTRACTING

       We expect that in the near term, a meaningful portion of our revenues will result from existing research and development contracts with agencies of the U.S. government. We believe that the willingness of these government agencies to enter into future contracts with us will in part be dependent upon our continued ability to meet their expectations. However, we may be unable to procure additional government contracts.

       Minimum fee awards for companies entering into government contracts are generally between 3% and 7% of the costs incurred by them in performing their duties under the related contract. However, these fee awards may be as low as 1% of the contract costs. Furthermore, these contracts are subject to cancellation at the convenience of the governmental agencies. Although we have been awarded contract fees of more than 1% of the contract costs in the past and there have been no terminations of any government contracts in the past, minimum fee awards or cancellations may occur in the future. Reductions or delays in federal funds available for projects we are performing could also have an adverse impact on our government business. Contracts involving the U.S. government are also subject to the risks of disallowance of costs upon audit, changes in government procurement policies, required competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of those parties to perform under their contracts. Any of the foregoing events could adversely affect our results of operations or financial conditions.

       POTENTIAL YEAR 2000 PROBLEMS COULD ADVERSELY IMPACT OUR BUSINESS

       Many currently installed computer systems and software products experience difficulty in functionality with respect to distinguishing between twenty-first century dates and twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly in the future.

       We have tested our current products for Year 2000 compliance and believe that they are Year 2000 compliant. However, the failure of our current or prior products to operate properly with regard to Year 2000 requirements could cause us to incur unanticipated expenses to remedy any problems, cause a reduction in sales and expose us to related litigation by our customers, each of which could harm our business. In addition, we and the third parties with whom we conduct business may utilize equipment or software that may not be Year 2000 compliant. Failure of our or any of these third party's equipment or software to operate properly with regard to the Year 2000 requirements could result in, among other things, unanticipated expenses or efforts to remedy any problems, which could harm our or such third party's respective business. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues. Companies may expend significant resources to evaluate and correct their own equipment or software for Year 2000 compliance while they simultaneously evaluate the preparedness of the third parties with whom they deal. These expenditures may result in reduced funds available to purchase products and services such as those offered by us, which could adversely affect our business.

       WE RELY ON A LIMITED NUMBER OF SUPPLIERS AND THIRD-PARTY MANUFACTURERS, WHO MAY NOT CONSISTENTLY MEET OUR BUSINESS NEEDS

       Some of our products contain critical components supplied by a single or a limited number of third parties. We have been required to purchase certain computer platforms around which we design our network fault and performance management products to ensure an available supply of these products for our customers. Any significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders which could materially adversely affect our results of operations. In addition, if our purchase of these components or platforms exceeds demand, we could incur losses or other charges in disposing of excess inventory, which could also materially adversely affect our results of operations.

       Our manufacturing operations consist primarily of assembly, testing and quality control of materials, components, subassemblies and systems for our Sniffer based products. We use third party manufacturers for these manufacturing operations. Reliance on third party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the absence or unavailability of adequate capacity. In the event that any third party manufacturers cannot or will not continue to manufacture the Sniffer based products in required volumes, on a cost effective basis, in a timely manner or at all, we will have to secure additional manufacturing capacity. Even if such additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could create delay in product shipments.

       OUR DELAWARE LAW AND OUR ADOPTION OF A RIGHTS PLAN MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND PREVENT CHANGES IN OUR MANAGEMENT.

       Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote of action by its stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock.

       In October 1998 our board of directors adopted shareholders rights plan. Each right under this plan entitles the record holder to buy 1/1000th of a share of our series B participating preferred stock at an exercise price of $200.00. The rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock. We are entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of our common stock.

       Certain provisions of Delaware law and our certificate of incorporation and bylaws, such as a classified board, could delay or make a merger, tender offer or proxy contest involving Network Associates more difficult. While these provisions and our rights plan are intended to enable our board of directors to maximize stockholder value, they may have the effect of discouraging takeovers which may not be in the best interest of certain stockholders. Our rights plan and these provisions could have an adverse effect on the market value of our common stock.


ITEM 2. PROPERTIES

       Our headquarters currently occupy approximately 200,000 square feet in facilities located in Santa Clara, California under leases expiring in 2013. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

       Set forth below are certain litigation matters in which we are a party. We believe that we have meritorious defenses to these suits and will vigorously defend ourselves. However, an unfavorable resolution of one or more of these lawsuits could have a material adverse effect on our business, results of operations or financial condition.

       On April 7, 1999, a putative securities class action, captioned Kinsley
v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SI, was filed against Network Associates and several of our officers in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 6, 1999. Several similar actions have been filed by other plaintiffs, including Wetzel v. Network Associates, et al., Case No. 99-01731 JL (N.D. Cal), Klein v. Network Associates, et al., Case No. C-99-1789-WHO (N.D. Cal), Hallowell v. Network Associates, et al., Case No. C-99-1778-MEJ (N.D. Cal.), and Estate of Lillian Herschkowitz v. Network Associates, et al., Case No. C-99-1738-SI (N.D. Cal.).

       On April 24, 1997, Network Associates was served by Symantec with a suit filed in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair competition by Network Associates. Symantec alleges that Network Associates' computer software program called "PC Medic" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's complaint sought injunctive relief and unspecified money damages. On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to Network Associates' "VirusScan" product. Symantec sought injunctive relief and unspecified money damages. On October 6, 1997, the Court issued an order granting Symantec's motion to amend its complaint and enjoining Network Associates from shipping any product containing either an approximately 30-line routine found in Crash Guard or an approximately 100-line routine found in a Symantec DLL. The Court's order expressly stated that "the court is not enjoining the sale or distribution of [McAfee's] current product." On December 19, 1997, the Court denied Symantec's motion to enjoin sale or distribution of Network Associates' current PC Medic product. On April 1, 1998, Symantec filed an amended complaint including additional allegations of trade secret misappropriation, unfair competition, interference with economic advantage and contractual relations and violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), in connection with the alleged use by Network Associates employees of proprietary Symantec customer database. On June 9, 1998, the Court dismissed Symantec's RICO claims without prejudice and dismissed Symantec's unfair competition claims relating to alleged use of source code with prejudice. On June 15, 1998, the Court entered a stipulated preliminary injunction prohibiting Network Associates from making use of any Symantec customer list data. On September 4, 1998, Symantec's time for amending its complaint expired; Symantec did not refile its RICO claims. On October 8, 1998, the Court granted partial summary judgment in Network's favor dismissing with prejudice Symantec's claims for interference with economic and contractual relations, Symantec's trade secret claims relating to alleged misappropriation of source code and portions of Symantec's copyright claims.

       On October 22, the Court consolidated this case for purposes of trial with an action originally brought on February 4, 1998 by CyberMedia Inc. (acquired by Network Associates in September 1998) against Symantec (described below) and the action brought by Symantec against Network Associates on September 4, 1998 (described below). Trial is currently set for May 22, 2000.

       On September 4, 1998, Symantec filed suit in United States District Court for the Northern District of California, San Jose Division, against Network Associates, alleging copyright infringement, unfair competition, and trade secret misappropriation. Symantec alleges that an unidentified Network Associates employee copied and transported to Network Associates certain proprietary Symantec files, including files containing Norton Antivirus software. On January 20, 1999, the Court dismissed those portions of Symantec's claims relating to Network Associates' PC Medic and VirusScan products. Symantec also alleges that another unidentified Network Associates employee located in Canada copied and transported to Network Associates certain other unidentified files containing Symantec confidential information.

       On May 13, 1997, Trend Micro, Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both Network Associates and Symantec. Trend alleges that Network Associates' "WebShield" and "GroupShield" products infringe a Trend patent which issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, Network Associates filed its answer denying any infringement. Network Associates also filed counterclaims against Trend alleging unfair competition, false advertising, trade libel, and interference with prospective economic advantage. On September 19, 1997, Symantec filed a motion to sever Trend's action against Network Associates from its action against Symantec. Network Associates did not oppose Symantec's motion to sever, other than to recommend a joint hearing on patent claim interpretation. On December 19, 1997, the Court granted Symantec's motion to sever and adopted Network Associates' recommendation regarding a joint hearing on patent claim interpretation. As a result of the Court's decision, Trend's actions against Network Associates and Symantec were to proceed separately. Symantec has since settled out of the lawsuit.

       The Court held a patent claim interpretation hearing on September 1, 1998. The Court issued a ruling on claim interpretation on or about December 29, 1998. In addition, Trend filed a supplemental complaint on October 5, 1998, adding the Gauntlet product to the products accused of infringing Trend's patent. At a case management conference held on October 2, 1998, the Court set a new trial date of November 8, 1999. Since then, the parties have stipulated to a postponement of various dates, including postponement of the trial date until February, 2000.

       On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. Almost all discovery has been completed. The Court will hear the parties' motions for summary judgment on May 5, 1999. A trial date has been set for June, 1999.

       On September 10, 1998, Network Associates acquired control of CyberMedia, Inc. ("CyberMedia"). Set forth below are matters upon which Wilson Sonsini Goodrich & Rosati, Professional Corporation, represents CyberMedia and certain of its former officers and directors.

       On July 30, 1998, CyberMedia, Network Associates and certain of CyberMedia's officers and directors were named as defendants in a purported class action entitled Schneider v. Patil, et al., No. 16565NC (Del. Ch.). The complaint, in a subsequent amendment, alleges that the individual defendants breached their fiduciary duties by failing to obtain an adequate price for the company in the Network Associates/CyberMedia merger. On December 16, 1998, plaintiffs filed a stipulation of voluntary dismissal.

       On August 10, 1998, CyberMedia and two of its officers were named as defendants in a purported securities class action entitled Daugherty v. CyberMedia, Inc. et al., No. BC195733 (Los Angeles Cty. Superior Ct.). The complaint alleges that defendants violated California state securities laws and common law by artificially deflating the price of CyberMedia stock to the detriment of a purported class of investors who sold CyberMedia stock between March 13, 1998 and July 28, 1998. The Complaint did not specify damages. Defendants filed a demurrer to the complaint on September 25, 1998. On January 13, 1999, the court (Commissioner Bruce E. Mitchell) sustained Defendants' demurrer with prejudice and allowed plaintiff to amend its complaint within 30 days only if a new named plaintiff was added. On February 12, 1999, plaintiffs filed an amended complaint alleging the same causes of action with the same named plaintiff. On February 26, 1999, Defendants filed an ex parte application for an order to show cause why plaintiffs should not be held in violation of the Court's Order. At the hearing on March 8, 1999, the Court dismissed the action with prejudice.

       On September 14, 1998, CyberMedia and certain of its former officers and directors were named as defendants in a consolidated amended securities class action complaint filed in the United States District Court for the Central District of California. The consolidated amended complaint consolidated the following previously filed cases: Ong v. CyberMedia, Inc., et al., No. 98-1811 CBM (Ex), filed on March 12, 1998, St. John v. CyberMedia, Inc., et al., No. 98-2085 MRP (SHx), filed on March 24, 1998, Zier v. CyberMedia, Inc., et al., No. 98-2210 CM (MCx), filed on March 26, 1998, Liu v. CyberMedia, Inc., et al., No. 98-2617, filed on April 8, 1998, Kerr, et al. v. CyberMedia, Inc., et al., No. 98-3104 RJK (Anx), filed on April 23, 1998, and Barker v. CyberMedia, Inc., et al., No. SA CV98-401 AHS (ANx), filed on May 6, 1998. Plaintiffs filed a second consolidated amended complaint on Mach 8, 1999. It alleges that the defendants violated federal securities laws by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 12, 1998. The second consolidated amended complaint did not specify damages. Defendants' response to the second consolidated amended complaint must be filed by April 7, 1999.

       CyberMedia and certain of its former officers and directors were named as defendants in three securities class action lawsuits filed in the Superior Court of Los Angeles County. Such complaints have been ordered consolidated, although a consolidated amended complaint has not yet been filed. The consolidated complaints include: Brown v. CyberMedia, Inc., et al., No. B C187898, filed on March 19, 1998, Smith v. CyberMedia, Inc., et al. No. B C188527, filed on March 31, 1998, and Stockwell v. CyberMedia, Inc., et al., No. B C189020, filed on April 8, 1998. The complaints allege that defendants violated California state securities laws and common law by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 13, 1998. The complaints do not specify damages. The consolidated state securities litigation has been stayed pending resolution of the federal securities litigation pursuant to a stipulation and order entered by the Court on January 5, 1999.

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

       On September 3, 1998, the United States District Court for the Northern District of California issued a preliminary injunction preventing the defendants from manufacturing, marketing or distributing any existing version of their competing program, and requiring defendants to issue a "Notice of Recall" to all distributors regarding existing versions of the program. The injunction was effective throughout the United States. On November 30, 1998, the Court issued a further order pursuant to an agreement of the parties, prohibiting Symantec from manufacturing, distributing or advertising Norton Uninstall Deluxe anywhere in the world.

       The defendants have filed counterclaims against CyberMedia for slander, libel, product disparagement and related state law claims, seeking unspecified money damages.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of stockholders' during the fourth quarter of the year ended December 31, 1998.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

     Since our initial public offering on October 6, 1992, our common stock has traded on the NASDAQ National Market. Since the combination with Network General Corporation on December 1, 1997, our common stock has traded under the symbol NETA. Prior thereto, our common stock traded under the symbol MCAF. The following tables set forth, for the period indicated, the high and low closing sales prices for our common stock for the last eight quarters, all as reported by NASDAQ. The prices appearing in the tables below reflect over the counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                       HIGH         LOW
YEAR ENDED DECEMBER 31, 1998

    First Quarter                  $   48.00    $   31.33
    Second Quarter                     47.88        38.81
    Third Quarter                      55.75        32.06
    Fourth Quarter                     66.25        26.63

YEAR ENDED DECEMBER 31, 1997

    First Quarter                  $   43.00    $   25.67
    Second Quarter                     45.67        28.17
    Third Quarter                      51.83        33.00
    Fourth Quarter                     44.25        29.71


      Per share amounts have been restated to give effect retroactively to a three-for-two stock split which was effected by a stock dividend on May 29,1998.

DIVIDEND POLICY

      We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

HOLDERS OF COMMON STOCK

      As of March 31, 1999, there were 1,391 record owners of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

      We have restated our financial results to incorporate the following companies acquired through pooling of interests: Anyware, CSB, Dr Solomon's, Nordic, QA, Secure, Syscon, (all acquired in 1998); Helix, Jade, Network General, SHBV (all acquired in 1997), and FSA (acquired in 1996). In addition, results for the nine months ended September 30, 1998 and each of the years ended December 31, 1997, 1996 and 1995, have been restated from those previously reported to reflect a change in the purchase price allocation and related amortization of intangibles for acquisitions accounted for by the purchase method of accounting.

     Dr Solomon's had a fiscal year ended May 31. Financial statements for the periods through December 31, 1997, reflect the combination of our operating results for the years ended December 31, 1997, 1996, 1995 and 1994 and the operating results of Dr Solomon's for the years ended November 31. Restated financial statements for the year ended December 31, 1998 reflect our operating results for the year ended December 31, 1998 and the operating results of Dr Solomon's for the thirteen months ended December 31, 1998.


                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      1998           1997           1996           1995           1994
                                    --------       --------       --------       --------       --------
STATEMENTS OF OPERATIONS DATA:
Net revenue ..................       $990,045       $735,692       $514,997       $328,541       $216,294
Income from operations .......        119,966         61,947         57,568         73,941         38,115
Income before income taxes ...        138,167         82,813         65,419         82,989         44,413
Net income ...................         36,438       $ 10,639       $ 10,711       $ 53,752       $ 28,212
Net income per share, diluted        $   0.26       $   0.08       $   0.09       $   0.45       $   0.26
Shares used in per share
  calculation - diluted ......        138,609        132,729        125,502        119,243        109,819

                                                                DECEMBER 31,
                                                                ------------
                                       1998           1997           1996           1995           1994
                                     --------       --------       --------       --------       --------
BALANCE SHEET DATA:
Working capital ..............       $537,056       $247,811       $307,478       $179,049       $133,287
Total assets .................       1,536,721       805,350        613,867        366,280        289,582
Deferred revenue and taxes ...        205,598        129,557         91,020         68,838         57,482
Total equity .................        722,838        492,501        425,671        251,810        204,719

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   FISCAL YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statements of Operations.


                                                              YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                           1998         1997        1996
                                                           ----         ----        ----
Net revenue:
   Product .........................................         84%          86%         85%
   Services and support ............................         16           14          15
                                                           ----         ----        ----

Total revenue ......................................        100          100         100

Cost of revenue:
   Product .........................................         14           15          15
   Services and support ............................          4            4           4
                                                           ----         ----        ----

Total cost of revenue ..............................         18           19          19

Operating costs and expenses:
  Research and development .........................         14           14          12
  Marketing and sales ..............................         30           30          29
  General and administrative .......................          8           11          17
  Amortization of intangibles ......................          4            2           5
  Compensation - Cinco acquisition .................         --            2          --
  Acquisition and other related costs ..............         14           13           7
                                                           ----         ----        ----
          Total operating costs and expenses .......         70           72          70
                                                           ----         ----        ----
            Income from operations .................         12            8          11
Interest and other income ..........................          4            3           2
Interest and other expense .........................         (2)          --          --
                                                           ----         ----        ----

            Income before provision for income taxes         14           11          13
Provision for income taxes .........................         10           10          11
                                                           ----         ----        ----
            Net income ...... ......................          4%           1%          2%
                                                           ====         ====        ====



     Net Revenue. Net revenue increased 35% to $990.0 million in 1998 from $735.7 million in 1997, and 43% from $515.0 million in 1996. The increases in net revenue are due to the increases in product revenue and services and support revenues described below.

     Product revenue increased 31% to $831.4 million from $634.3 million in 1997, and 46% from $435.5 million in 1996. The increase in the growth rate in product revenues was primarily due to increases in the licensing of anti-virus software products, renewing expiring anti-virus licenses, continued acceptance of the our Sniffer products and continued acceptance of our support services. The increase is also attributable to a lesser extent to the licensing of products, other than anti-virus and Sniffer products, to new and existing customers as well as expansion into indirect product distribution channels and international markets.

     Services and support revenues include revenues from software support, maintenance contracts, education and consulting services, as well as those revenues from customer support and maintenance contracts which are deferred and recognized over the related service period. Service revenues increased 56% to $158.7 million in 1998 from $101.4 million in 1997, and 28% from $79.5 million in 1996. The increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of our installed customer base and the resulting renewal of maintenance contracts.

     We have experienced significant growth in net income (before acquisition and related costs) and net revenue. However, our rate of growth has slowed in recent periods due to increased price competition, a maturing anti-virus market and an increasingly higher base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders. Recently, we began a strategy of up-selling existing licenses to higher level product suites. If our renewal or up-sale rates slow or decline, our net revenues and operating results would be adversely affected. As we have continued to evolve as an enterprise-wide software provider, we have seen a lengthening in our sales cycle. In addition, like a number of other enterprise-wide software providers, we have recently identified and expect a continued slowing or reduction in customer capital spending related to Year 2000 compliance issues. If the purchasing patterns of our current or potential customers, particularly those to whom we market broader enterprise solutions, are meaningfully impacted by Year 2000 concerns, we could experience a significant reduction in our net revenue, net income and related growth.

     International revenue accounted for approximately 36%, 36%, and 32% of net revenue for 1998, 1997 and 1996, respectively. The increase in international net revenue as a percentage of net revenue from 1996 to 1997 was due primarily to increased acceptance of our products in international markets and the continued investment in international operations. We expect that international revenues will increase in absolute terms. To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance (such as the current economic turbulence in Asia and Latin America), political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international license revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

     Cost of Net Revenue. Cost of Net Revenue increased 25% to $177.0 million in 1998 from $142.1 million in 1997, and 46% from $97.6 million in 1996. The increases in net revenue are due to the increases in cost of product revenue and cost of services and support revenue described below.

     Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and with respect to certain Sniffer products, computer platforms and other hardware components. Cost of product revenues increased 23% to $137.4 million in 1998 from $111.6 million in 1997. From 1996 to 1997 cost of product revenues increased 44% from $77.2 million. The increase in cost of product revenues from 1997 to 1998 was primarily due to a corresponding increase in product revenues. The increase in cost of product revenues from 1996 to 1997 was due to an increase in product revenues as well as the increase in sales of third party computer platforms and other hardware components as part of certain Sniffer products, which have a lower gross margin than our own products. As a percentage of net product revenue, cost of product revenue was 17% in 1998, 18% in 1997 and 18% in 1996.

     Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. In 1998, cost of services and support revenue increased 30% to $39.7 million from $30.5 million in 1997. From 1996 to 1997, cost of services and support revenues increased 50% from $20.4 million. These increases are due to increases in net revenue. Costs increased at a higher rate than revenue due to the shift in the mix of support and professional services revenue versus revenue from warranty and maintenance contracts previously deferred. Cost of services and support revenue as a percentage of net services and support revenue was 25% in 1998, 30% in 1997 and 26% in 1996.

     To the extent that the percentage of our net revenue which is generated through traditional distribution channels increases, our cost of net revenue will increase and, accordingly, gross margins will decrease. In addition, to the extent that we increase our reliance on retail distribution, we may encounter problems related to product returns and limited shelf space availability.

     Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Research and development expenses increased 31% to $135.5 million in 1998 from $103.1 million in 1997. From 1996 to 1997, research and development expenses increased 62% from $63.8 million. These increases were primarily a result of the expansion of our product development and technical support staff and, to a lesser extent, the increased use of independent contractors. As a percentage of net revenue, research and development expenses was 14% in 1998 and 1997. Research and development spending increased as a percentage of net revenue in 1997 from 12% in 1996. We anticipate that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.

     We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 33% to $294.8 million in 1998 from $222.2 million in 1997. From 1996 to 1997, marketing and sales expenses increased 50% from $148.2 million in 1996. These increases were primarily the result of an increase in marketing and sales personnel and, to a lesser extent, increased advertising and promotional activities required to support increased sales volumes and expanding product lines. As a percentage of net revenue, marketing and sales expense was 30% in 1998, 1997 and 29% in 1996. Although in absolute dollars, marketing and sales spending increased from 1996 to 1997, as a percentage of net revenue these expenses decreased due to a higher rate of growth in net revenue. We are continuing to expand the breadth and depth of our product suites. This expansion is expected to contribute to a further increase in marketing and sales expenses in absolute dollars, which expenses may fluctuate as a percentage of net revenue.

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs increased 1% to $83.9 million in 1998 from $83.1 million in 1997. From 1996 to 1997, general and administrative expenses decreased 6% from $88.7 million. The relatively small increase from 1997 to 1998 and the decrease from 1996 to 1997 is primarily due to the consolidation of staffing both domestically and internationally, including elimination of staff following our various acquisitions. As a percentage of net revenue, general and administrative expenses was 8% in 1998, 11% in 1997 and 17% in 1996. We intend to continue to make investments in our finance and administrative infrastructure, and, as a result, expect general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of net revenue.

     Amortization of Intangibles. We expensed $43.2 million, $12.9 million and $24.9 million of amortization related to intangibles in the years ended December 31, 1998, 1997 and 1996, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. The increase from 1997 to 1998 is due to the acquisitions of PGP, Magic, and CyberMedia, as well as the acquisitions of the Virex and NetOctopus products by Dr Solomon's. The decrease from 1996 to 1997 is due to the end of the life of goodwill and technology from acquisitions prior to 1996.

     Compensation Related to Cinco Acquisition. The $18 million of compensation expense that occurred in 1997 resulted from an amendment of the purchase agreement between Network General and Cinco. The purchase agreement originally provided for $18 million in contingent payments based primarily on the timely satisfaction of certain technical and product development and revenue goals.

      As a result of the McAfee/Network General merger in December 1997, significant changes in product directions were undertaken and it was believed that these changes and the related uncertainties would adversely impact the ability of the Cinco founders/selling stockholders to achieve the specified goals. Therefore, in order to retain the founders in the our employ, the purchase agreement was amended to remove the specified goals. As of December 31, 1998, four of the five founders have continued with us. However, the consideration is payable whether the founders remain with us or not.

     Acquisition and Other Related Costs.

     Year Ended December 31, 1998

      In connection with the acquisitions accounted for as a pooling of interests, we incurred direct transaction costs and other restructuring and related charges in the amount of $85.8 million in the year ended December 31, 1998. In connection with the acquisitions accounted for as purchase transactions, we incurred charges of $49.8 million in the year ended December 31, 1998, consisting principally of the write-off of acquired in-process research & development. The following is a summary of these charges together with charges for certain restructuring activities taken by us during the year ended December 31, 1998 ($000's):


                                    Direct                        Lease Costs
                                 Transaction       Severance        and Asset       In-Process
                                    Costs         & Benefits       Write downs          R&D            Other            Total
                                 -----------      ----------      ------------      -----------      ---------        ---------
TIS .......................       $  15,023        $   3,818        $   4,414        $      --       $    (924)       $  22,331
Dr. Solomon's .............          19,898           11,425           18,312               --               0           49,635
Secure ....................             500              500            1,200               --             100            2,300
Magic .....................              --               --               --           27,014              --           27,014
CyberMedia ................              --               --               --           22,830              --           22,830
Restructuring Costs-Q2 ....              --           11,318            8,644               --             610           20,572
Restructuring Costs-Q3 ....              --            3,285              370               --              --            3,655
Reversal of excess reserves
                                     (6,750)          (2,276)          (3,909)              --             214          (12,721)
                                  ---------        ---------        ---------        ---------       ---------        ---------
Total Charges .............       $  28,671        $  28,070        $  29,031        $  49,844       $      --        $ 135,616
                                  =========        =========        =========        =========       =========        =========

     Direct transaction costs included $18.0 million in investment banking fees, $9.2 million in legal and accounting fees, and $1.5 million in filing fees, travel and other costs. Lease costs and asset write downs include the costs of closing approximately 33 facilities throughout the world ($12.2 million), the disposal of excess and obsolete assets (generally computer equipment which did not comply with our standards ($12.0 million)), and the write-off of goodwill and intangibles associated with discontinued Dr Solomon's products ($4.8 million). The Dr Solomon's write-off related to two minor products which we discontinued and which had no sales subsequent to the Dr Solomon's acquisition.

     The following table summarizes the activity in the acquisition and other costs reserves established in the second and third quarters of 1998 ($000's):

                                    Direct                                            Asset
                                 Transaction       Severance          Lease           Write
                                    Costs         & Benefits          Costs           downs            Other            Total
                                 -----------      ----------      ------------      -----------      ---------        ---------
Charged in Year Ended
December 31, 1998 .........        $ 35,421         $ 30,346         $ 12,249         $ 20,691         $   (214)        $ 98,493
Paid Out or Charged
against the related assets          (18,771)         (19,732)          (6,741)         (15,377)           2,144          (58,477)
Reversal of excess reserves          (6,750)          (2,276)              --           (3,909)             214          (12,721)
                                   --------         --------         --------         --------         --------         --------
Balance, December 31, 1998         $  9,900         $  8,338         $  5,508         $  1,405         $  2,144         $ 27,295
                                   ========         ========         ========         ========         ========         ========


     The severance and benefits charges related to company-wide reductions in force following our major acquisitions in the second and third quarters of 1998 of approximately 784 employees of which 107 were in research and development functions, 302 were in sales and marketing functions and the remainder were in administrative and other support functions. Substantially all terminated employees left our employment in the period the related accounting charge was recorded. We retained a limited number of employees from each acquisition for short transition periods. The cost of these employees was charged to operating expenses during the transition period

     The lease costs represent an estimate of lease expense during the period prior to re-leasing the property together with losses on subleases, if any. The leased facilities were substantially vacated in the period in which the related accounting charges were recorded. The costs related to any facilities which we used during this period were charged to operations. However, these charges were not material. Asset write downs, exclusive of the intangible assets of Dr. Solomon's described above, comprised $5.6 million in losses on company owned buildings (which were written down to estimated values) and $10.3 million in net losses of computer and other miscellaneous assets. In general, this equipment was discarded or sold for nominal value. Due to the immediate consolidation of facilities, depreciation allocable to these facilities and the related assets, during the transition period, was not material. Of all the facilities acquired in our 1998 acquisitions identified for closure, as of December 31, 1998, 9 facilities worldwide have yet to be disposed of or subleased (8 leased; 1 owned). These facilities are insignificant to our operations and, other than a portion of a leased facility which we have decided to retain, each is intended for disposal or sublease in 1999.

     The following table summarizes the activity in the reserves for severance and benefits and facilities write downs established in the year ended December 31, 1997 ($000's):

                                    Direct                                            Asset
                                 Transaction       Severance          Lease           Write
                                    Costs         & Benefits          Costs           downs            Other            Total
                                 -----------      ----------      ------------      -----------      ---------        ---------
Balance, December 31, 1997        $   8,050        $  10,697        $   3,842        $   1,865       $   2,893        $  27,347
Paid Out or Charged against
the related assets .......           (8,086)          (7,158)          (4,264)          (4,381)         (2,519)       $ (26,408)
Adjustment to liability ...              --           (3,000)              --            3,000              --               --
                                  ---------        ---------        ---------        ---------       ---------        ---------
Balance, December 31, 1998        $     (36)       $     539        $    (422)       $     484       $     374        $     939
                                  =========        =========        =========        =========       =========        =========

     We believe that the balances remaining at December 31, 1998 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and related costs in future periods.

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

CyberMedia:

     The ongoing projects at CyberMedia at the time of the purchase included upgrade versions of four products (First Aid 6.0 and 7.0, UnInstaller 6.0, Guard Dog 3.0, and Oil Change 3.0) as well as work on technologies to be used in two of the our projects (a replacement product for PC Medic and McAfee Office). These upgrades will include new interfaces with the Internet, enhanced use of Active-X controls and Java and enhanced user interfaces. At the date we acquired CyberMedia, we estimated that, on average, 42% of the development effort had been completed and that the remaining 58% of the development effort would take approximately 12 months to complete and would cost $2.7 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our suite of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. In conformity with the SEC's revised guidelines for accounting for in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over our average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. If we do not deploy commercially accepted products based on the acquired in-process technologies, our operating results could be adversely affected in future periods. Additionally, the failure of any particular project would impair the value of other intangibles, particularly goodwill, acquired from CyberMedia.

Magic Solutions:

     The ongoing projects at Magic Solutions at the time of the purchase comprised an upgrade version of Support Magic 4.0, Magic Solutions current product. This upgrade, known as Merlin Enterprise, represents new technologies with significant enhanced functionality, including increased scalability, a 32-bit browser-based technology, an enhanced user interface and integrated management features. At the date we acquired Magic Solutions, we estimated that, on average, 80% of the development effort had been completed and that the remaining 20% of the development effort would take approximately 12 months to complete and would cost $1.8 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our suite of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the our more effective distribution channel. In conformity with the SEC's revised guidelines for accounting for in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over our average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. If we do not deploy commercially accepted products based on the acquired in-process technologies, operating results could be adversely affected in future periods. Additionally, the failure of any particular project would impair the value of other intangibles, particularly goodwill, acquired from Magic Solutions.

      Year Ended December 31, 1997

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


                                      Direct
                                    Transaction     Severance &    Lease Costs and Asset      In-Process
                                       Costs         Benefits         Writedowns                  R&D          Other         Total
                                    -----------     -----------    ---------------------      -----------     -------       -------
Network General .............         $15,347         $11,083             $18,916                $    --      $   603       $45,949
Helix .......................              --              --                  --                     --        1,874         1,874
(acquired by NAI)
Paradigm ....................              --              --                  --                     --        2,330         2,330
(acquired by NAI)
PGP .........................              --              --                  --                  3,937           --         3,937
(acquired by NAI)
Sybari ......................              --              --                  --                     --        1,100         1,100
(acquired by NAI)
Datawatch ...................              --              --                  --                  9,336           --         9,336
(acquired by Dr Solomon's)
Haystack ....................           3,535              --                  --                     --           --         3,535
(acquired by TIS)
Cinco .......................              --              --                  --                  5,234           --         5,234
(acquired by Network General)
3DV .........................              --              --                  --                 19,504           --        19,504
(acquired by Network General)
                                      -------         -------             -------                -------      -------       -------
Total Charges ...............         $18,882         $11,083             $18,916                $38,011      $ 5,907       $92,799
                                      =======         =======             =======                =======      =======       =======


      Direct transaction costs included $14.0 million in investment banking fees, $3.7 million in legal and accounting fees, $709,000 in filing fees and $438,000 in other related charges.

      The following table summarizes the activity in the reserves for acquisition and other related costs ($000's):


                                     Direct
                                  Transaction      Severance &        Lease         Asset Write
                                     Costs          Benefits          Costs            Downs            Other             Total
                                  -----------      -----------       --------       ------------       --------         --------
Balance, December 31, 1996         $     --         $     --         $     --         $     --         $  2,708         $  2,708
Charged in the three months
ended December 31, 1997              18,882           11,083            3,842           15,074            5,907           54,788
Paid Out or Charged against
the related assets                  (10,832)            (386)              --          (13,209)          (5,722)         (30,149)
                                   --------         --------         --------         --------         --------         --------
Balance, December 31, 1997         $  8,050         $ 10,697         $  3,842         $  1,865         $  2,893         $ 27,347
                                   ========         ========         ========         ========         ========         ========

      The severance and benefits charges relate to company-wide reductions in force following our acquisition of Network General, PGP and Helix in the fourth quarter of approximately 186 employees across all employee groups. The termination plan, which took place in January 1998, was finalized and approved by management prior to December 31, 1997. The employees to be terminated and the benefit arrangements were communicated to employees on December 31, 1997. A limited number of employees were retained for a short period to help with the transition. Costs associated with these transition employees were charged to operations during the transition period.

      Lease costs and asset writedowns include $3.8 million related to the costs of closing approximately 35 facilities throughout the world and the disposal of excess and obsolete assets (generally computer equipment which did not comply with our standards) of $15.1 million.

      The lease costs of $3.8 million represent an estimate of lease expense during the period prior to re-leasing the property together with losses on subleases, if any. The costs, excluding amortization of leasehold improvements related to any facilities which were used by us during a short transition period, were charged to operations. However, these charges were not material. Due to the immediate consolidation of facilities, depreciation allocable to these facilities during the transition period was also not material. Asset write downs of $15.1 million comprised the write-off of leasehold improvements ($9.6 million) and the sale or abandonment of old and obsolete equipment ($5.5 million) which was discarded or sold for nominal value. To the extent that such equipment was used during the transition, period, depreciation (which was not material) was charged to operations. Facilities identified for closure were available for sale or sublease as of December 31, 1997.

      The Helix charge related to direct transaction costs ($838,000), severance costs ($495,000) and other related charges ($541,000) incurred in connection with the Helix acquisition which was accounted for under the pooling method of accounting.

      The Paradigm charge related to the write-off of the purchase price paid in our acquisition of an Australian distributor, Paradigm Agency Ltd., who had the right to use the McAfee brand name in Australia. This acquisition was part of our initiative to establish a direct presence in major foreign markets and to recapture its brand names in these countries.

      The Sybari Technology charge related to a buy-out in December 1997 of a license agreement we entered into earlier in 1997. The buy-out was motivated in an effort to resolve potential disputes with Sybari, and the technology was considered obsolete at the time of the buy-out and had no alternative use in our products.

      The in-process research and development costs in 1997 comprise approximately $5.2 million, $3.9 million, $19.5 million and $9.3 million in connection with the acquisitions of Cinco Networks, Inc., PGP, 3DV, and Datawatch, respectively. The following is a summary of the projects acquired in the PGP and Cinco acquisitions and the assumptions used in determining the value of the in-process research and development costs. The 3DV projects in process at the date of the Network General merger, together with all other 3DV technologies, were discontinued at that date.

PGP:

     The ongoing projects at PGP at the time of the purchase included upgrade versions of PGP Product Suite components, including PGP for Personal Privacy, PGP for Business Security and PGP Certificate Server. These upgrades will include features such as improved key recovery certificate management and key splitting and enhanced user interfaces. At the date we acquired PGP, we estimated that, on average, 20% of the development effort had been completed and that the remaining 80% of the development effort would take approximately six months to complete and would cost $3.6 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our suite of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. In conformity with the SEC's revised guidelines for purchased in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 27% (which represents a premium of approximately 5% over PGP's average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. If we do not deploy commercially accepted products based on the acquired in-process technologies, operating results could be adversely affected in future periods. Additionally, the failure of any particular project would impair the value of other intangibles, particularly goodwill, acquired from PGP. As of December 31, 1998, the projects related to this acquisition were substantially complete.

Cinco:

     The ongoing projects at Cinco at the time of the purchase comprised upgrade versions of NetXRay, WebXRay and Distributed NetXRay, Cinco's current products. At the date we acquired Cinco, we estimated that, on average, 80% of the development effort had been completed and that the remaining 20% of the development effort would take approximately 4 months to complete and would cost $240,000. The efforts required to complete the development of these projects principally relate to the completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. In conformity with the SEC's revised guidelines for purchased in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 37.5% and excluding the value attributable to the use of the in-process technologies in future products. If we do not deploy commercially accepted products based on the acquired in-process technologies, operating results could be adversely affected in future periods. Additionally, the failure of any particular project would impair the value of other intangibles, particularly goodwill, acquired from Cinco Networks. As of December 31, 1998, the projects related to this acquisition were substantially complete.

Other Acquisitions:

      Acquisition and other related costs in 1996 principally comprise the write-off of acquired in-process research and development in connection with the acquisition of 3DV. This charge ($19.5 million) is also included in the 1997 Acquisition and other related costs due to the first quarter of 1997 being included in our results in 1997 and 1996 (see Note 4 in Notes to Consolidated Financial Statements). Subsequent to the Network General merger in December 1997, all 3DV projects were terminated. The remaining $3.4 million of Acquisition and other related costs are comprised of $2.1 million recorded in connection with the acquisition of Interactive Distributed Systems Software GmbH and $1.3 million of transaction costs in connection with the acquisition of FSA.

     Interest and Other Income. Interest and miscellaneous income increased to $33.4 million in 1998 from $21.0 million in 1997 and $7.9 million in 1996. Interest and other income increased from 1997 to 1998 as primarily as a result of the investment of the funds from our Zero Coupon Convertible Subordinated Debentures (the "Debentures") issued in February 1998. Interest and other income increased from 1996 to 1997 and from 1996 to 1997 due to the investment of cash generated from operating activities.

     Interest and Other Expense. Interest and other expense increased to $15.2 million in 1998 from $87,000 in 1997 and $13,000 in 1996. Interest and other expense increased in 1998 primarily as a result of the issuance of the Debentures.

     Provision for Income Taxes. Our effective tax rate for 1998, 1997 and 1996 was 74%, 87% and 84% respectively. Our effective tax rate for 1998, 1997 and 1996 was 32%, 37% and 44% respectively, excluding the effect of one-time non-deductible in-process research and development, merger and other acquisition costs and amortization of intangibles.

   LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, we had $418.9 million in cash and cash equivalents and $315.0 million in marketable securities, for a combined total of $733.9 million.

     Net cash provided by operating activities was $52.5 million, $92.0 million and $37.9 million in 1998, 1997 and 1996, respectively. Net cash provided by operating activities in 1998 consisted primarily of net income before acquired in-process research and development, depreciation and amortization and interest on the Debentures as well as an increase in deferred revenue which were offset primarily by increases in accounts receivable and prepaids and other assets and a decrease in accounts payable and accrued liabilities. Net cash provided by operating activities in 1997 consisted primarily of net income before acquired in-process research and development and depreciation and amortization, plus increases in accounts payable and accrued liabilities and deferred revenue which were offset primarily by an increase in accounts receivable and deferred taxes. In 1996, net cash provided by operating activities consisted primarily of net income before acquired in-process research and development and depreciation and amortization, as well as an increase in accounts payable and accrued liabilities which were offset primarily by increases in accounts receivable, prepaids and other assets and deferred taxes.

     We expect our accounts receivable balance as a percentage of sales to increase due to our increased emphasis on international sales typically having longer payment terms; a higher percentage of indirect sales through indirect channels and a shift in our product mix to more server/enterprise based products. With an increase in business through indirect channels, our receivable collection experience has become more dependent on the longer payment cycle for VARs, distributors and system integrators. To address this increase in accounts receivable and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables and sell receivables. To the extent that our receivables balance increases, we will be subject to greater general credit risks with respect thereto.

     Net cash used in investing activities was $318.8 million, $145.2 million and $104.0 million in 1998, 1997 and 1996, respectively, primarily reflecting investments in acquisitions and mergers, purchases of marketable securities and additions to fixed assets and intangible assets.

     Net cash provided by financing activities was $533.3 million in 1998 consisting primarily of the proceeds from the issuance of the Debentures as well as proceeds and tax benefits associated with the exercise of non-qualified stock options. Net cash provided by financing activities was $45.2 million in 1997 and consisting primarily of the proceeds and tax benefits associated with the exercise of non-qualified stock options partially offset by the repurchase of common stock. Net cash provided by financing activities was $159.2 million in 1996, consisting primarily of proceeds from the issuance of common stock by TIS and Dr. Solomon's and proceeds and tax benefits associated with the exercise of non-qualified stock options partially offset by the repurchase of common stock.

     We believe that its available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months, partially offset by the repurchase of common stock. Net cash provided by financing activities was $159.2 million in 1996, consisting primarily of proceeds from the issuance of common stock by TIS and Dr. Solomon's and proceeds and tax benefits associated with the exercise of non-qualified stock options.

     Our State of Readiness

     Overview. To address Year 2000 readiness, we have implemented a corporate program to coordinate efforts across all business functions and geographic areas, including addressing risks associated with business partners and other third-party relationships. Our internal Year 2000 readiness program is divided into four program areas: Commercial Product Compliance; Internal Systems and Technology Compliance; Supplier and Business Partner Compliance; and Facilities and Safety Compliance. For each of these areas, we are using a four-step approach that includes: Awareness (ownership and task assignment); Inventory (listing of all items to be assessed); Assessment (prioritizing inventoried items, assessing compliance, planning corrective actions, making initial contingency plans); and Corrective Action (implementing corrective actions, verifying implementation, and finalizing contingent plans). We have formed a Year 2000 Steering Team to coordinate this corporate program. We have substantially completed the assessment phase for all areas and target completion of corrective actions by the end of the third quarter of 1999. There can be no assurance that we will be able to complete all four phases in a timely manner, if at all, or that the process will adequately address the Year 2000 Issue.

     Commercial Product Compliance. Our currently licensed products are designed to be Year 2000 Compliant. Year 2000 Compliant means that our products will continue to operate substantially in accordance with published documentation on and after January 1, 2000. We use the British Standards Institute's DISC PD-2000 as our standard for assessing Year 2000 compliance. We have evaluated and tested all our products for Year 2000 Compliance and believe that all our products released since November 1998 or currently under development are Year 2000 compliant. For non-compliant products introduced prior to November 1998, we have identified and provided customer's migration paths in the form of update and upgrade options. To date, the number of these products and the related cost associated with our product compliance program have not been significant.

Internal Systems and Technology Compliance.

     Core IT Systems. We have implemented the R3 system from SAP A.G. The SAP system is designed to automate more fully our business processes and is certified by SAP A.G. as Year 2000 compliant. This implementation was completed in late 1997 and early 1998 and included most of the major functional areas of our business.

     Other Information Technology Systems. Our other information technology systems include telephone switches and equipment and software; network, desktop and server hardware and related operating systems and applications software; electronic data interchange systems; and human resources systems. We have substantially completed our assessment of these systems and have replaced, upgraded, or planned to replace or upgrade, those systems that were not Year 2000 compliant. The most significant non-compliant system was in human resources. We have undertaken to implement SAP's Human Resources module across all regions of the company to ensure compliance. All system compliance projects are expected to be completed by the end of the third quarter of 1999.

     Facilities and Safety Compliance. Our facilities and safety technology systems include building systems such as heating, cooling, and air purification, fire and sprinkler systems, security systems and elevators. Our commitment is to minimize the business risks attributable to Year 2000 problems in these systems. We are actively engaged in working with each facilities and safety systems vendor to identify and resolve any Year 2000 compliance issues. We will assign the highest resolution priority to repair or replacement of items that affect our product development, distribution and support operations.

     Supplier and Business Partner Compliance. Our suppliers and business partners include the sources of the equipment and supplies used by us in the conduct of our business, as well as our landlords, financial institutions, and other service providers. Assessment of our suppliers is underway and will include determination of the level of risk of business interruption associated with a failure of a vendor or supplier to properly address the Year 2000 Issue and assignment of priority to resolution activities. We are requesting written assurance of Year 2000 compliance from our vendors and suppliers whose Year 2000 compliance is important to our business. We are working to develop alternative suppliers in the cases where our vendors will not provide written assurances.

     The Cost to Address Our Year 2000 Issues

     Historic or period costs incurred in connection with the resolution of Year 2000 Issues to date have consisted principally of internal labor costs of compliance planning and assessment and have not been significant. During 1999, we expect to incur an estimated $4,500,000 of compliance related expenditures. These expenditures relate primarily to the replacement of certain internal systems hardware and software, the most significant being new human resource systems. We do not expect expenditures related to Year 2000 compliance in future years to be significant.

     Our Contingency Plans

     As part of the four-step process outlined above, specific contingency plans will be developed in connection with the assessment and resolution of the risks identified. We have established certain preliminary information technology contingency plans, and we are continuing to develop contingency plans for each specific area of risk associated with the Year 2000 Issue. We expect to finalize our contingency plans by the end of the third quarter of 1999.

     The Risks of Our Year 2000 Issues

     Our expectations as to our efforts to ensure and achieve Year 2000 compliance are forward-looking statements. Actual results may vary materially as a result of a number of risks and uncertainties, including the following:

- We may be unable to successfully and timely modify non-Year 2000 compliant products, services and systems.

- Our contingency plans may not address all Year 2000 risks that may actually arise.

- Our contingency plans will only be effective if timely and properly implemented.

- We do not have, and do not anticipate obtaining, any insurance policy providing material coverage for potential injuries or damages related to or caused by the Year 2000 Issue.

-    Actual costs of our Year 2000 compliance efforts may exceed our estimates.

     We have initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by us to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, we have limited or no control over the actions of these third party suppliers. These suppliers may fail to resolve any or all Year 2000 problems with their respective systems before the occurrence of a material disruption to our business or any of their other customer's business. Any of the above risks could have a material adverse effect on our business, results of operations and financial condition.

     Like a number of other enterprise-wide software providers, we have recently identified and expect a continued slowing or reduction in customer capital spending as a result of the Year 2000 Issue. If the purchasing patterns of our current or potential customers, particularly those to whom we market broader enterprise solutions, are meaningfully impacted by Year 2000 concerns, we could experience a significant reduction in our net revenue, net income and related growth.


     Lastly, it has been widely predicted that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 Issues. It is uncertain whether, or to what extent, we may be affected by such litigation. Because our products are able to operate in the Year 2000 and beyond, we do not anticipate exposure to material product defect or similar litigation. Any such litigation, however, could have a material adverse effect on our business, results of operations and financial condition. We also may not receive any assistance, damages or other relief as a result of our initiation of any litigation related to the Year 2000 Issue. Our inability to implement our Year 2000 plans or to otherwise address Year 2000 Issues in a timely manner could have a material adverse effect on our business, results of operations and financial condition.

EURO

      On January 1, 1999, the "euro" was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the euro. The conversion to the euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result we have the flexiblity to transact business with vendors and customers in either euro or traditional national currency units. For those countries where bank accounts were not automatically translated into dual currency bank accounts a separate we maintain separate euro accounts.

     FINANCIAL RISK MANAGEMENT

      The following discussion about our risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to nondollar-denominated sales and operating expenses in Japan, Canada, Australia, Europe, Latin America, and Asia. We have recently expanded our business activities in Europe. As a result, we expect to see an increase in exposures related to nondollar-denominated sales in several European currencies. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. Our hedging activity is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimates of transaction activity denominated in various currencies, primarily the Japanese yen, Canadian dollar, Australian dollar, and certain European currencies. To the extent that these estimates are over- or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.


     We maintain investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available-for-sale, and consequently are recorded o the balance sheet at fair market value with unrealized gains and losses reported as a separate component of shareholders' equity. These securities are not leveraged and are held for purposes other than trading.

     The following tables present the hypothetical changes in fair values in the securities held us at December 31, 1998 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair market values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair market values represent the market principal plus accrued interest and dividends at December 31, 1998. Ending fair market values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

     The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):


ISSUER                             VALUATION OF SECURITIES                              VALUATION OF SECURITIES
------                             GIVEN AN INTEREST RATE                                GIVEN AN INTEREST RATE
                                 DECREASE OF X BASIS POINTS          NO CHANGE         INCREASE OF X BASIS POINTS
                            ----------------------------------      IN INTEREST     -----------------------------------
                            150BPS        100 BPS       50 BPS         RATE         50 BPS       100 BPS        150 BPS
                            ------        ------        ------      -----------     ------       -------        -------
U.S. Government
  notes and bonds           $149.9        $149.4        $149.0        $148.5        $147.8        $147.1        $146.3
Municipal notes
  and bonds                   55.3          55.0          54.8          54.6          54.3          54.1          53.9
Corporate notes,
  bonds and preferreds       265.7         265.2         264.7         263.5         263.7         263.2         262.6
                            ------        ------        ------        ------        ------        ------        ------
Total                       $470.9        $469.6        $468.5        $466.6        $465.8        $464.4        $462.8
                            ======        ======        ======        ======        ======        ======        ======

     The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):



ISSUER                             VALUATION OF SECURITIES                              VALUATION OF SECURITIES
------                             GIVEN AN INTEREST RATE                                GIVEN AN INTEREST RATE
                                 DECREASE OF X BASIS POINTS          NO CHANGE         INCREASE OF X BASIS POINTS
                            ----------------------------------      IN INTEREST     -----------------------------------
                            150BPS        100 BPS       50 BPS         RATE         50 BPS       100 BPS        150 BPS
                            ------        ------        ------      -----------     ------       -------        -------
U.S. Government
  notes and bonds           $151.7        $151.4        $151.0        $150.7        $150.1        $149.5        $149.0
Municipal notes
  and bonds                   55.0          54.9          54.7          54.6          54.5          53.5          53.4
Corporate notes,
  bonds and preferreds       267.4         267.3         267.1         266.9         266.8         266.6         266.5
                            ------        ------        ------        ------        ------        ------        ------
Total                       $474.1        $473.6        $472.8        $472.2        $471.4        $469.6        $468.9
                            ======        ======        ======        ======        ======        ======        ======

     CONVERTIBLE DEBT

            On February 13, 1998, we completed a private placement of Zero Coupon Convertible Subordinated Debentures due in 2018 (the "Debentures"). The Debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to us of approximately $337.6 million (after deducting the fee paid to the initial purchaser of the Debentures but no other expenses of the placement). The initial price to the public for the Debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the bonds of 4.75% (on a semi-annual bond equivalent basis). The Debentures are convertible into common stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $45.80 per share. The Debentures are subordinated in right of payment to all existing and future Senior Indebtedness (as defined) and effectively subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The Debentures may be redeemed for cash at our option beginning on February 13, 2003. At the option of the holder, we will purchase the Debentures as of February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices (to be paid in cash or Common Stock or any combination thereof, our election and subject to certain conditions) equal to the initial issue price plus accrued original issue discount to such dates. The Debentures may also be redeemed at the option of the holder if there is a Fundamental Change (as defined) at a price equal to the issue price plus accrued original issue discount to the date of redemption, subject to adjustment.

QUARTERLY OPERATING RESULTS (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                ------------------------------------------------------------------------------------------------
                                 DEC. 31,   SEPT. 30,     JUNE 30,     MAR. 31,    DEC. 31,    SEPT. 30,    JUNE 30,   MAR. 31,
                                  1998        1998         1998         1998        1997         1997        1997        1997
                                ---------   ---------    ---------    ---------   ---------    ---------   ---------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS
 AND OTHER DATA:

Net revenues                    $ 272,191   $ 242,444    $ 249,317    $ 226,093   $ 198,127    $ 188,407   $ 178,400   $ 170,758
Gross Margin                      232,838     197,888      199,444      182,827     153,437      154,395     146,907     138,854
Income (loss) from operations      80,970       8,167      (18,499)      49,328     (54,726)      44,523      45,416      26,734
Income (loss) before
  provision for income taxes       85,225      12,266      (14,348)      55,024     (50,005)      51,004      51,131      30,683
Net income (loss)               $  56,685   $ (14,444)     (38,547)   $  32,744   $ (60,324)   $  28,782   $  30,956   $  11,225
Diluted earnings (loss)
  per share                     $    0.40   $   (0.11)   $   (0.29)   $    0.24   $   (0.47)   $    0.22   $    0.23   $    0.08
Shares used in per
  share calculation - diluted     149,002     133,531      131,503      140,412     127,645      132,436     132,195     132,657


     In view of our acquisitions in various quarters of 1998 and 1997, the growth in revenues and operating income experienced by us in 1998 and 1997 are not necessarily indicative of future results. In addition, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance.

     Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, distributor inventory levels and return rates, inventory levels, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, seasonality, trends in the computer industry, general economic conditions (such as the recent economic turbulence in Asia), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

     Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosure about market risk is set forth at "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 6.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Financial Statements and supplementary data of required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 24, 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 24, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 24, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 24, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
         Report of Independent Accountants
         Consolidated Balance Sheets:
           December 31, 1998 and 1997
         Consolidated Statements of Operations:
           Years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of  Stockholder's
            Equity:
           Years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows:
           Years ended December 31, 1998, 1997, and 1996
         Notes to Consolidated Financial Statements

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


               (a)(3) Exhibits: See Index to Exhibits on Page [ ]. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

               (b)      Reports on Form 8-K:

                        (i) On October 22, 1998, we filed a Form 8-K reporting the adoption of a Preferred Shares Rights Agreement and the distribution of the related Rights.

                        (ii) On November 23, 1998 we filed a Form 8-K in connection with the acquisition of CyberMedia.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders
Networks Associates, Inc.
Santa Clara, California

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Networks Associates, Inc. and its subsidiaries at December 31, 1998 and December 31, 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

San Jose, California
March 31, 1999,
except for the matters discussed
in Note 17 as to which the date is
April 7, 1999.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           DECEMBER 31,
                                                                                    --------------------------
                                                                                       1998            1997
                                                                                    -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $   418,899    $   157,031
  Short term marketable securities ..............................................        98,515        151,580
  Accounts receivable, net of allowance for doubtful accounts
        of $11,682 in 1998 and $5,107 in 1997 ...................................       260,784        156,197
Prepaid expenses and income taxes ...............................................        59,554         42,882
Deferred taxes ..................................................................        65,866         30,089
                                                                                    -----------    -----------
          Total current assets ..................................................       903,618        537,779
Long term marketable securities .................................................       216,457        109,184
Fixed assets, net ...............................................................        54,489         48,328
Deferred taxes ..................................................................        38,205         16,173
Intangible and other assets .....................................................       323,952         93,886
                                                                                    -----------    -----------
          Total assets ..........................................................   $ 1,536,721    $   805,350
                                                                                    ===========    ===========
LIABILITIES
Current liabilities:
  Accounts payable ..............................................................   $    20,881    $    26,444
  Accrued liabilities ...........................................................       210,070        154,185
  Deferred revenue ..............................................................       132,409        109,029
  Notes payable .................................................................         3,202            310
                                                                                    -----------    -----------
          Total current liabilities .............................................       366,562        289,968
Deferred taxes ..................................................................        13,000          2,135
Deferred revenue, less current portion ..........................................        60,189         18,393
Long term debt and other liabilities ............................................       374,132          2,353
                                                                                    -----------    -----------
          Total liabilities .....................................................       813,883        312,849
                                                                                    ===========    ===========


Commitments and contingencies (Notes 7 and 5)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares;
  Issued and outstanding: one share
Common stock, $.01 par value:
  Authorized: 300,000,000 shares;
  Issued and outstanding: 137,123,562 shares in 1998 and
  128,059,000 shares in 1997 ....................................................         1,371          1,281
Additional paid-in capital ......................................................       527,862        331,409
Cumulative other comprehensive income - unrealized gain (loss) on investments and
  foreign currency translation ..................................................        (1,534)         1,778
Other ...........................................................................            --           (668)
Retained earnings ...............................................................       195,139        158,701
                                                                                    -----------    -----------
          Total stockholders' equity ............................................       722,838        492,501
                                                                                    -----------    -----------
          Total liabilities and stockholders' equity ............................   $ 1,536,721    $   805,350
                                                                                    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         1998          1997          1996
                                                      ---------     ---------     ---------
Net revenue:
   Product .......................................    $ 831,363       634,269     $ 435,466
   Services and support ..........................      158,682       101,423        79,531
                                                      ---------     ---------     ---------
Total revenue ....................................      990,045       735,692       514,997
                                                      ---------     ---------     ---------

 Cost of revenue:
   Product .......................................      137,374       111,552        77,207
   Services and support ..........................       39,674        30,547        20,351
                                                      ---------     ---------     ---------
Total cost of revenue ............................      177,048       142,099        97,558
                                                      ---------     ---------     ---------

Operating costs and expenses:
  Research and development .......................      135,475       103,051        63,795
  Marketing and sales ............................      294,812       222,194       148,151
  General and administrative .....................       83,946        83,083        88,662
  Amortization of intangibles ....................       43,182        12,866        24,904
  Compensation - Cinco Acquisition ...............           --        17,653            --
  Acquisition and other related costs ............      135,616        92,799        34,359
                                                      ---------     ---------     ---------
       Total operating costs and expenses ........      693,031       531,646       359,871
                                                      ---------     ---------     ---------
          Income from operations .................      119,966        61,947        57,568
Interest and other income ........................       33,447        20,953         7,864
Interest and other expense .......................      (15,246)          (87)          (13)
                                                      ---------     ---------     ---------

          Income before provision for income taxes      138,167        82,813        65,419
Provision for income taxes .......................      101,729        72,174        54,708
                                                      ---------     ---------     ---------
          Net income .............................    $  36,438     $  10,639     $  10,711
                                                      =========     =========     =========

Other comprehensive income (loss):
  Unrealized gain on investments .................    $   1,793     $      56     $      --
  Foreign currency translation gain (loss) .......       (5,101)         (791)          469
                                                      ---------     ---------     ---------
Comprehensive income .............................    $  33,130     $   9,904     $  11,180
                                                      =========     =========     =========

Net income per share - basic .....................    $    0.27     $    0.08     $    0.09
                                                      =========     =========     =========
Shares used in per share calculation - basic .....      133,075       126,662       115,626
                                                      =========     =========     =========

Net income per share - diluted ...................    $    0.26     $    0.08     $    0.09
                                                      =========     =========     =========
Shares used in per share calculation - diluted ...      138,609       132,729       125,502
                                                      =========     =========     =========



  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                        OTHER
                                         COMMON STOCK        ADDITIONAL               COMPREHEN-
                                      -------------------     PAID-IN     DEFERRED      SIVE       RETAINED    TREASURY
                                        SHARES     AMOUNT      CAPITAL       COMP      INCOME      EARNINGS     STOCK        TOTAL
                                       --------   -------   ----------    ---------    -------    ---------   ---------    ---------
Balances, December 31, 1995 .........   116,995      1,170      157,688          --     1,648     130,931       (39,625)    251,812
  Issuance of common stock ..........     5,540         55      126,029          --        --          --            --     126,084
  Issuance of common stock upon
    exercise of stock options .......     5,024         50       44,653          --        --          --            --      44,703
  Issuance of common stock from
    Employee Stock Purchase Plan ....       236          2        3,697          --        --          --            --       3,699
  Fractional shares returned upon
    stock split .....................      (236)        (2)           2          --        --          --            --         --
  Tax benefit from exercise of
    nonqualified stock options ......        --         --       40,981          --
  Foreign currency translation ......        --         --           --          --        --          --            --      40,981
  Repurchase of common stock ........        --         --           --          --       469          --            --         469
  Retirement of treasury stock ......    (2,931)       (29)     (92,545)         --        --          --       (52,949)    (52,949)
  Deferred stock compensation .......        --         --        1,105      (1,105)       --          --        92,574          --
  Amortization of deferred stock                                                           --          --            --          --
    compensation ....................        --          --        --           161        --          --            --         161
  Net income ........................        --          --        --            --        --      10,711            --      10,711
                                        --------   ---------   ---------     ---------   ------   ---------     --------- ---------

Balances, December 31, 1996 .........   124,628       1,246      281,610         (944)    2,117     141,642            --   425,671
  Elimination of net loss for
     Network General for the quarter
     ended March 31,1997 ............     1,689          17        83,702           --
  Issuance of common stock upon
    exercise of stock options .......     4,999         50        35,126            --      396       6,420     (79,196)     11,339
  Issuance of common stock from
    Employee Stock Purchase Plan ....       549          6         6,925            --      --          --           --      35,176
 Tax benefit from exercise of
    nonqualified stock options ......        --          --       39,941          --       --           --           --       6,931
  Foreign currency translation ......        --          --           --          --       --           --           --      39,941
  Unrealized gain on investments ....        --          --           --          --     (791)          --           --        (791)
  Repurchase of common stock ........    (3,806)        (38)    (115,895)                  56           --           --          56
  Amortization of deferred stock                                                           --           --        79,196    (36,737)
     compensation ...................        --          --           --         276       --           --            --        276
  Net income ........................        --          --           --          --       --       10,639            --     10,639
                                       --------   ---------    ---------   ---------   -------    ---------     --------- - --------

Balances, December 31, 1997 .........   128,059       1,281    $ 331,409        (668)    1,778      158,701             --   92,501
  Issuance of common stock upon
    exercise of stock options .......     8,560          86      144,646          --           --        --             --   44,732
  Issuance of common stock from
    Employee Stock Purchase Plan ....       445           4        6,363          --
 Tax benefit from exercise of                                                                 --         --            --     6,367
    nonqualified stock options ......        --          --       43,500          --
  Foreign currency translation ......        --          --           --          --          --        --             --    43,500
  Unrealized gain on investments ....        --          --           --          --      (5,105)       --             --    (5,105)
  Amortization of deferred stock                                                           1,793        --             --     1,793
     compensation ...................        --          --           --          668         --        --             --       668
  Exercise of warrants ..............        59          --        1,944           --         --         --            --     1,944
  Net income ........................        --          --           --           --         --      36,438           --    36,438
                                       --------   ---------    ---------    ---------  ---------   ---------    ---------  ---------
Balances, December 31, 1998 .........   137,123   $   1,371    $ 527,862   $      --   $  (1,534)  $ 195,139    $      --   722,838
                                       =========   =========  =========     =========  =========   =========    =========  =========



        The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                             YEARS ENDED DECEMBER 31
                                                                   -------------------------------------------
                                                                      1998             1997            1996
                                                                   -----------     -----------     -----------
Cash flows from operating activities:
  Net income ..................................................    $    36,438     $    10,639     $    10,711
  Adjustments to reconcile net income  (loss) to net cash
    provided by operating activities:
     Acquired in-process research and development .............         49,843          38,011          19,504
     Depreciation and amortization ............................         75,335          37,720          39,933
     Write down of owned facility .............................          1,177              --              --
     Deferred taxes ...........................................        (47,266)        (22,220)        (22,288)
     Interest on convertible notes ............................         14,525              --              --
     Unrealized gain /loss on investments .....................          1,793              56              --
     Changes in assets and liabilities:
       Accounts receivable ....................................        (97,776)        (51,510)        (34,795)
       Prepaids and other assets ..............................        (28,627)        (26,212)        (31,959)
       Accounts payable and accrued liabilities ...............         (2,300)         66,380          35,339
       Deferred revenue .......................................         49,324          39,180          21,418
                                                                   -----------     -----------     -----------
          Net cash provided by operating activities ...........         52,466          92,044          37,863
                                                                   -----------     -----------     -----------
Cash flows from investing activities:
  Elimination of Network General cash flow for  the quarter
  ended March 31, 1997 ........................................             --          11,339              --
  Purchases of available-for-sale investments .................     (3,284,620)       (785,060)       (239,857)
  Sales of available-for-sale investments .....................      3,230,412         780,987         162,332
  Purchases of held-to-maturity investments ...................             --         (81,668)       (112,062)
  Sales of held-to-maturity investments .......................             --          45,307         112,977
  Additions to fixed assets ...................................        (34,940)        (31,154)        (27,373)
  Acquisition of CyberMedia ...................................       (119,958)             --              --
  Acquisition of Magic ........................................       (109,717)             --              --
  Acquisition of Cinco, Networks, Inc. ........................             --         (25,079)             --
  Acquisition of Compusul .....................................             --          (3,350)             --
  Acquisition of 3DV Technology, Inc. .........................             --         (20,000)             --
  Acquisition of Paradigm .....................................             --          (1,833)             --
  Acquisition of Datawatch ....................................             --          (9,336)             --
  Acquisition of PGP ..........................................             --         (24,974)             --
  Purchased intangibles .......................................             --            (374)             --
                                                                   -----------     -----------     -----------
          Net cash used in investing activities ...............       (318,823)       (145,195)       (103,983)
                                                                   -----------     -----------     -----------
Cash flows from financing activities:
  Issuance of convertible debentures, net of issuance costs ...        337,624              --              --
  Repayment of notes payable ..................................           (837)           (125)         (3,298)
  Proceeds from issuance of common stock,
    net of offering costs .....................................             --              --         126,084
  Issuance of stock under stock option and stock purchase plans        151,099          42,110          48,402
  Tax benefit from exercise of nonqualified stock options .....         43,500          39,941          40,981
  Cost of secondary security offering .........................             --              --
  Repurchase of common stock ..................................             --         (36,738)        (52,949)
  Exercise of warrants ........................................          1,944              --              --
                                                                   -----------     -----------     -----------
          Net cash provided by financing activities ...........        533,330          45,188         159,220
                                                                   -----------     -----------     -----------
  Effect of exchange rate fluctuations on cash and cash
    equivalents ...............................................         (5,105)           (791)            469
                                                                   -----------     -----------     -----------
Net increase in cash and cash equivalents .....................        261,868          (8,754)         93,569
Cash and cash equivalents at beginning of year ................        157,031         165,785          72,216
                                                                   -----------     -----------     -----------
Cash and cash equivalents at end of year ......................    $   418,899     $   157,031     $   165,785
                                                                   ===========     ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes ..................    $    68,446     $    14,316     $    12,610
                                                                   ===========     ===========     ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BUSINESS

     Networks Associates, Inc. (the "Company"), formally McAfee Associates, Inc., develops, markets, distributes and supports network security and network management software products. The Company's markets are worldwide and include corporate, governmental, and institutional users as well as resellers and distributors throughout the world. Software products and updates are delivered primarily through electronic distribution under two-year subscription licenses and as boxed product sold through the retail channel. International sales and support are provided by subsidiaries in principal European markets and independent agents and distributors elsewhere internationally. The Company changed its name to Networks Associates, Inc. in connection with the merger with Network General, in December 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, significant estimates are required in the valuation of intangible assets acquired in purchase combinations including amounts accounted for as in-process research and development, costs accrued for restructuring merged businesses, allowances for doubtful accounts and sales returns, and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

Certain Risks and Concentrations:

     The Company's product revenues are concentrated in the computer software industry that is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Also, a majority of the Company's revenues are derived from sales to distributors and resellers. Significant changes in operations, buying behavior or financial stability of our channel partners could adversely affect operating results. In addition, a significant portion of the Company's revenue and net income is derived from international sales and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy or significant dislocations in local distribution channels could adversely affect operating results.

     The Company maintains the majority of cash balances and all of its short-term investments with six financial institutions. The Company invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company has significant accounts receivable from several major distributors and from customers across a broad demographic base. Management of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts.

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

Revenue Recognition:

     Revenue from product licenses is generally recognized when a customer purchase order has been received, a license agreement has been delivered, the software or system has been shipped (or software has been electronically delivered), remaining obligations are insignificant, and collection of the resulting account receivable is probable. Maintenance revenue for providing product updates and customer support is deferred and recognized ratably over the service period. For sales that have the maintenance fee included with the licensing fee, maintenance revenue is derived based upon the amount charged for such services when they are sold separately. Revenue from hardware products is recognized upon shipment subject to a reserve for returns. Revenues on rental units under operating leases and service agreements are recognized ratably over the term of the rental or service period.

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

     Government Contracts

      The Company enters into research and development contracts with government agencies under various pricing arrangements. Revenue from "cost-plus-fixed-fee" contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from "time and material" contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue from "firm-fixed-price" contracts is recognized on the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to management's estimate of work completed. Losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determined.

      Under government contracts, the Company is subject to audit by the Defense Contract Audit Agency (DCAA) which could result in the renegotiation of amounts previously billed. The DCAA has performed audits of the Company's costs through 1996. Management believes that the results of such audits will not have a material adverse impact on the Company's financial position or results of operations.

Research and Development:

     Research and development expenditures are charged to operations as incurred. Under the Company's development process, technological feasibility is established on completing a working model. Subsequent costs for the Company have not been significant and all software development costs have therefore been expensed.

Advertising Costs

     Advertising production costs are expensed as incurred. is run. Media (TV and print) placement costs are expensed in the period the advertising appears. Total advertising and promotional expenses were $30.4 million, $22.6 million and $12.1 million for the years ended December 31, 1998, 1997, 1996, respectively.

Cash and Cash Equivalents:

     Cash equivalents are comprised of highly liquid debt instruments with original maturities of 90 days or less.

Marketable Securities:

     All marketable securities are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value, and held-to-maturity securities are stated at cost, adjusted for amortization or premiums and accretion of discounts to maturity, in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115). Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities classified as available-for-sale, when material, are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method. No debt or equity securities were classified as held-to-maturity at December 31, 1998.

Inventories:

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material and related manufacturing overhead.

Long Lived Assets

Fixed Assets:

     Fixed assets are stated at cost. Depreciation and amortization of fixed assets is provided using the straight-line method over the estimated useful lives of the assets (2 to 5 years).

Intangible Assets:

     Intangible assets include the estimated fair market values of purchased technology when the related products or products under development are considered technologically feasible and goodwill arising from acquisitions and other intangibles. Intangibles are amortized over their estimated useful lives (typically three years to seven years).

     In accordance with FASB Statement 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, the Company assesses impairment losses on long lived assets, principally goodwill and purchased technology when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is considered to have occurred when the undiscounted future net cash flows the assets are expected to generate are less than the carrying value of the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows.

Fair Value of Financial Instruments:

      Carrying amounts of the Company's financial instruments including cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

     The fair value of the Company's convertible debentures is based on the current market value. The carrying amount and estimated fair value of convertible debentures at December 31, 1998 were $360.8 million and $546.8 million, respectively.

Net Income Per Share:

     Net income (loss) per share has been computed in accordance with SFAS 128. Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and common equivalent shares outstanding during the period.

Stock Dividend:

     On June 1, 1998 the Company distributed a 3:2 stock split effected through a stock dividend, paid to holders of record on May 12, 1998, as one share of Common Stock for every two shares of Common Stock outstanding. All share and per share data contained herein has been restated to reflect the increased number of shares outstanding as a result of such stock split.


3.   BUSINESS COMBINATIONS AND ACQUISITIONS:


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

     The Acquisition was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of Dr Solomon's for all periods presented. Financial statements for the years ended December 31, 1997, 1996 and 1995, reflect the combination of the statements of operations of the Company for the years ended December 31, 1997, 1996 and 1995 and the aggregation of the unaudited quarterly statements of operations of Dr Solomon's for the years ended November 31, 1997, 1996 and 1995. The results of operations for the year ended December 31, 1998 reflect the results of operations of the Company for the year ended December 31, 1998 and the results of operations of Dr Solomon's for the thirteen months ended December 31, 1998.

     Separate and combined results of operations for the periods prior to the merger are as follows (in thousands, except per share data):


                                                        Year Ended December 31,               Six Months Ended June 30,
                                                ----------------------------------------      -------------------------
                                                  1997            1996           1995           1998            1997
                                                ---------      ---------       ---------      ---------       ---------
     Revenues:
          Networks Associates ............      $ 656,322      $ 470,722       $ 305,206      $ 419,512       $ 313,991
          Dr Solomon's ...................         79,370         44,275          23,335         55,898          35,167
                                                ---------      ---------       ---------      ---------       ---------
          Combined .......................      $ 735,692      $ 514,997       $ 328,541      $ 475,410       $ 349,158
                                                =========      =========       =========      =========       =========

     Net income (loss)
         Networks Associates .............      $  10,635      $  67,447       $  52,890      $  (6,305)      $  38,503
         Dr Solomon's ....................              4        (56,736)            862            502           3,678
                                                ---------      ---------       ---------      ---------       ---------
         Combined ........................      $  10,639      $  10,711       $  53,752      $  (5,803)      $  42,181
                                                =========      =========       =========      =========       =========
     Net income (loss) per share - diluted
         Networks Associates .............      $    0.09      $    0.58       $    0.48      $   (0.05)      $    0.33
                                                =========      =========       =========      =========       =========
         Dr Solomon's ....................      $    0.00      $   (6.34)      $    0.10      $    0.03       $    0.24
                                                =========      =========       =========      =========       =========
         Combined ........................      $    0.08      $    0.09       $    0.45      $   (0.04)      $    0.32
                                                =========      =========       =========      =========       =========


Trusted Information Systems

     On April 28, 1998, the Company acquired Trusted Information Systems ("TIS"), a publicly-held provider of comprehensive security systems for computer networks in an acquisition. The acquisition was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of TIS for all periods presented. In the acquisition, a wholly owned subsidiary of the Company merged with and into TIS; TIS became a wholly owned subsidiary of the Company; and all outstanding common stock of TIS was converted into approximately 6.8 million shares of Common Stock of the Company, at an exchange ratio of 0.4845. The Company also assumed all outstanding options and other rights to acquire TIS capital stock.

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

                                                    Years Ended
                                                    December 31,
                                              1998                 1997
                                           -----------         -----------
                                                     (unaudited)
     Revenue ......................        $ 1,003,636         $   851,004
     Net loss .....................            (42,556)            (59,337)
     Net loss per share ...........              (0.32)              (0.47)


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

     The following table is a summary of acquisitions by the Company in the three years ended December 31, 1998:


                                               Common Stock issued                Purchase price of purchase
                                             in pooling of interests                    transactions
                                             -----------------------              --------------------------
1998
Syscon                                              1,230 shares
Nordic                                             30,508 shares
Magic Solutions                                                                         140.3 million
TIS                                             6,755,540 shares
Secure                                            567,000 shares
CSB                                                 9,815 shares
QA                                                305,557 shares
Anyware                                           228,204 shares
Dr Solomon's                                   15,813,142 shares
CyberMedia                                                                              174.3 million

1997
Jade K.K.                                         504,107 shares
Schuijers Holdings B.V.                            95,582 shares
3DV Technology, Inc.                                                                    $20.0 million
Compusul Consultores de Informatica,                                           $2.6 million plus $1.0 million
Ltda.                                                                               contingently payable
Cinco Networks, Inc.                                                                    $26.0 million
Paradigm Agency Pty Ltd.                                                                $2.0 million
Helix Software Company                            825,000 shares
Pretty Good Privacy, Inc.                                                       $35 million plus warrants to
                                                                                 purchase 375,000 shares of
                                                                               Common Stock at $40 per share
1996
Vycor Corporation                                                                       $9.0 million
Assets acquired from Interactive
Distributed Systems Software Gmbh                                                       $2.1 million
FSA Corporation                                   801,000 shares


4. MARKETABLE SECURITIES:

     At December 31, 1998 and 1997, marketable securities are summarized as follows (in thousands):

                         Available-For-Sale-Securities
                     -------------------------------------
                                 (In thousands)

1998:                                      Amortized     Aggregate    Unrealized
                                             Cost       Fair Value       Gains
                                           ---------     --------      --------
U.S. Government debt securities            $148,363      $148,221      $   (142)
Municipal debt securities                    53,463        53,677           214
Corporate debt securities                   275,270       275,980           710
                                           ---------     --------      --------
                                           $477,096      $477,878      $    782
                                           ========      ========      ========


     Unrealized gains at December 31, 1998, include $1.0 million related to unrealized gains on our investments in equity securities.

     At December 31, 1998, all marketable debt securities have scheduled maturities of less than three years. Marketable debt securities totaling $162.9 million have maturities of less than 3 months and are classified as cash equivalents.


                         Available-For-Sale-Securities
                     -------------------------------------
                                 (In thousands)

1997:                                      Amortized     Aggregate    Unrealized
                                             Cost       Fair Value       Gains
                                           ---------     --------      --------
U.S. Government debt securities             $ 33,174      $ 33,181      $      7
Municipal debt securities                    245,671       246,049           378
Corporate debt securities                     35,655        36,273           618
                                            --------      --------      --------
                                            $314,500      $315,503      $  1,003
                                            ========      ========      ========

      At December 31, 1997, marketable debt securities totaling $54.7 million have maturities of less than 3 months and are classified as cash equivalents.

5.    DERIVATIVES

     During fiscal year 1997, the Company began using forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designated as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on these hedges are included in the carrying amount of the assets and are ultimately recognized in income. If a hedging instrument ceases to qualify for hedge accounting, it is accounted for on a mark to market basis and any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes.

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

                                              Notional Value       Notional Value       Unrealized
                                                Purchased              Sold             Gain/(loss)
                                              --------------       --------------        --------
            Australian Dollar                    $     --            $  3,600            $      5
            Canadian Dollar                            --              24,067                  23
            Dutch Guilder                         123,000                  --                  (2)
            Other European Currencies              20,741                  --                 185
                                                 --------            --------            --------
                                                 $143,741            $ 27,667            $    211
                                                 ========            ========            ========


6. BALANCE SHEET DETAIL (in thousands):


                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                              1998             1997
                                                                           ---------        ---------
                    Fixed assets:
                      Furniture and fixtures .......................       $  16,520        $  26,752
                      Computers, demonstration and rental  equipment          97,665           82,865
                      Leasehold improvements .......................          13,464           16,453
                                                                           ---------        ---------
                                                                             127,649          126,070
                      Less accumulated depreciation and amortization         (73,160)         (77,742)
                                                                           ---------        ---------
                                                                           $  54,489        $  48,328
                                                                           =========        =========
                    Intangibles assets (see Note 2):
                      Purchased technology .........................       $  68,905        $  12,431
                      Other ........................................           1,261            2,401
                      Goodwill .....................................         327,760           98,062
                                                                           ---------        ---------
                                                                             397,926          112,894
                      Less accumulated amortization ................         (86,350)         (22,854)
                                                                           ---------        ---------
                                                                             311,576           90,040
                    Other assets ...................................          12,376            3,846
                                                                           ---------        ---------
                                                                           $ 323,952        $  93,886
                                                                           =========        =========
                    Accrued liabilities:
                      Accrued compensation .........................       $  26,954        $  22,559
                      Accrued acquisition and merger costs .........          28,234           27,347
                      Accrued compensation - Cinco acquisition .....          10,837           17,653
                      Accrued legal and accounting .................          12,482            2,502
                      Accrued inventory ............................          10,068            4,636
                      Accrued taxes ................................          64,744           31,593
                      Other accrued expenses .......................          56,751           47,895
                                                                           ---------        ---------
                                                                           $ 210,070        $ 154,185
                                                                           =========        =========

7. COMMITMENTS:

     LEASES

     The Company leases its operating facilities under non-cancelable operating leases through December 2001. In addition, the Company has leased certain equipment under various leases, which expire no later than 1998.

     At December 31, 1998, future minimum payments under non-cancelable operating leases are as follows (in thousands):


                       YEAR ENDING DECEMBER 31,
                       ------------------------
                       1999 ..............         21,858
                       2000 ..............         20,190
                       2001 ..............         16,617
                       2002 ..............         14,642
                       2003 and thereafter         92,259
                                                 --------
                                                 $165,566
                                                 ========

     Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $10.8 million, $12.4 million and $8.7 million, respectively.

8    NETWORK GENERAL SHARE REPURCHASE PROGRAM

     In July 1993, the Board of Directors of Network General authorized Network General to repurchase up to 1,666,800 shares of its common stock on the open market to satisfy commitments under its stock option and stock purchase plans. In fiscal year 1996, up to an additional 1,666,800 shares of the Network General common stock were authorized for repurchase for the same purpose. As of December 1, 1997, the Network General had repurchased and retired 1,954,323 shares at an aggregate cost of $92,574,000. This program was terminated at the time of the merger.

9.   CONVERTIBLE DEBENTURES

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

10.  EMPLOYEE BENEFIT PLANS

401(k) and Profit Sharing Plan

     Under the Company's 401(k) and Profit Sharing Plans, the Board of Directors, at its discretion, can match employee contributions in an amount not to exceed 20% of total compensation. Annual amounts provided by the Company under the plan to date have not been material.

Employee Stock Purchase Plan:

     Under the 1994 Employee Qualified Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during one year offering periods with exercise dates approximately every six months (beginning each August and February). The Company has reserved 2,073,522 shares of common stock for issuance under the plan. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $25,000 worth of common stock in any one calendar year.

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

     In connection with the acquisition of FSA, the Company issued one share of Series A preferred stock. The share of Series A preferred stock has no preferential rights other than the right to cast a number of votes equal to the number of common shares issuable in exchange for certain exchangeable non-voting shares of FSA. At December 31, 1998, 487,593 shares of the Company's common stock were reserved for conversion.

Stock Option Plans:

     In June 1997, the Board of Directors approved the 1997 Stock Incentive Plan (the "1997 Plan") to replace the 1995 Stock Incentive Plan. Under the 1997 Plan, the Company has reserved 11,775,000 shares for issuance to employees, officers, directors, third-party contractors and consultants. The plan provides for an option price no less than 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair market value on the date of grant for all others. The options may be exercisable immediately, or over time, generally vest 25% one year after commencing employment or from date of grant and vest thereafter in monthly increments over three years. All options under the option plan expire ten years after grant.

     Under the amended Stock Option Plan for Outside Directors, the Company has reserved 137,809 shares for issuance to certain members of its Board who are not employees of the Company or any affiliated corporation. The plan provides for an option price at fair market value of the Company's common stock on the date of grant. The initial grant to each outside director generally vests ratably over a three-year period. Subsequent option grants will vest after three years from the date of grant. All options under the option plan expire ten years after grant.

     Aggregate activity under stock option plans is as follows:


                                                                        OUTSTANDING OPTIONS
                                                      --------------------------------------------------------------------------
                                       SHARES
                                     AVAILABLE            NUMBER OF          PRICE PER           AGGREGATE           WEIGHTED
                                     FOR GRANT             SHARES              SHARE               PRICE          AVG. EX. PRICE
                                   --------------     --------------      --------------      --------------      --------------
Balances, December 31, 1995 ..          7,841,062          17,541,147        $0.00-$34.60     $  150,539,101          $ 8.59
Additional shares authorized .          2,724,120
Shares granted ...............         (9,217,603)          9,217,603        $0.75-$74.23        138,399,898          $15.01
Shares exercised .............                 --          (5,025,188)       $0.00-$32.00        (44,652,863)         $ 8.89
Shares canceled ..............          2,309,252          (2,309,252)       $1.14-$35.90        (11,707,057)         $ 5.07
                                   --------------      --------------                         --------------
Balances, December 31, 1996 ..          3,656,831          19,424,310        $0.48-$74.23        232,579,079          $11.98
Additional shares authorized .          8,775,000
Eliminate NGC duplicate period             83,016             223,466        $0.53-$43.79          1,106,862          $ 4.95
Shares granted ...............         (9,669,921)          9,669,921        $0.23-$79.21        282,196,266          $29.18
Shares exercised .............                 --          (4,998,801)       $0.53-$40.20        (35,126,226)         $ 7.03
Shares canceled ..............          4,247,884          (4,247,884)       $0.65-$44.42        (79,717,708)         $18.77
                                   --------------      --------------                         --------------
Balances, December 31, 1997 ..          7,092,810          20,071,012        $0.23-$44.42        401,038,273          $19.98
Additional shares authorized .          3,000,000                  --
Shares granted ...............        (11,397,414)         11,397,414       $21.41-$121.8        419,774,937          $36.83
Shares exercised .............                 --          (8,560,824)       $0.06-$44.42       (144,646,193)         $16.90
Shares canceled ..............          3,587,906          (3,587,906)       $0.65-$48.38        (92,013,391)         $25.65
                                   --------------      --------------                         --------------
Balances, December 31, 1998 ..          2,283,302          19,319,696        $0.06-$121.8     $  584,153,626          $30.24
                                   ==============      ==============                         ==============

     At December 31, 1998, a total of 3,717,314 options to purchase common stock were exercisable at an average exercise price of $21.59.

     The following information regarding the stock option program and employee stock purchase programs is provided in compliance with SFAS 123, "Accounting for Stock Based Compensation". The company has elected to continue accounting for such plans in accordance with APB No. 25.

                                                Options Outstanding                                 Options Exercisable
                             ----------------------------------------------------------     ----------------------------------
                               Number             Weighted Average     Weighted Average        Number         Weighted Average
Range of                     Outstanding              Remaining          Exercisable        Exercisable            Exercise
Exercise Prices              at 12/31/98       Contractual Life (yrs)       Price           at 12/31/98             Price
------------------------------------------------------------------------------------------------------------------------------
$ 0.06    $ 12.68              2,045,490                 6.0                $  6.55          1,250,255              $  6.31
$12.89 -  $ 26.21              1,736,711                 6.3                $ 20.68            781,462              $ 20.78
$26.67 -  $ 26.68              2,348,655                 7.6                $ 26.67            606,306              $ 26.67
$26.80 -  $ 31.21              1,629,888                 7.3                $ 29.06            517,064              $ 29.32
$31.33 -  $ 31.34              5,319,546                 8.0                $ 31.33             76,611              $ 31.33
$31.40 -  $ 34.68              1,663,432                 8.5                $ 32.98            215,204              $ 33.33
$35.38 -  $ 43.76              1,893,633                 8.7                $ 40.16            175,424              $ 37.80
$43.79 -  $ 45.26              1,568,123                 9.3                $ 44.14             34,410              $ 44.21
$45.44 -  $ 51.51              1,055,090                 9.4                $ 48.31              3,787              $ 50.83
$74.23 -  $121.81                 59,128                 4.9                $119.45             56,791              $121.11

$ 0.06 -  $121.81             19,319,696                 7.8                $ 30.24          3,717,314              $ 21.59

     At December 31, 1997 and December 31, 1996, approximately million, 5.5 million and 2.8 million outstanding options, respectively, were exercisable. The weighted average exercise prices for exercisable options were $14.17 and $9.98 at December 31, 1997 and December 31, 1996, respectively.

     The fair market value of options granted has been calculated using the Black-Scholes option pricing model using the multiple option approach. A typical option grant vests over a four year period. Parameters for the option analysis are listed below.

                                   1996             1997             1998
                                   ----             ----             ----
Risk free interest rate            5.85%            5.39%            5.04%
Expected life (yrs)                   4                4                4
Volatility                         0.66             0.66             0.63
Dividend yield                        0                0                0


     The weighted average expected life of the option grants was estimated based on examination of previously exercised options over the life of the program. Volatility was estimated on a monthly basis since the company became public in October of 1992. The average volatility for 36 month period from January 1996 through December 1998 was 63%. The Company has not paid a dividend, and has no plans to do so.

     The weighted average fair value of options granted in 1998,1997 and 1996 was $19.08, $18.29 and $12.53, respectively.

     The company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Program. Rights under this plan were also evaluated using the Black-Scholes option pricing model. The company's plan is described in Note 10 . Purchase periods occur twice yearly and each effectively contains a 6 and 12 month option.


                                  Feb. 1996      Aug. 1996      Feb. 1997      Aug. 1997      Feb. 1998      Aug. 1998
                                  ---------      ---------      ---------      ---------      ---------      ---------
Risk Free Interest Rate                4.84%          5.73%          5.40%          5.44%          5.36%          5.28%
Expected Life                      6,12 mos       6,12 mos       6,12 mos       6,12 mos       6,12 mos       6,12 mos
Volatility                             0.66           0.66           0.66           0.66           0.63           0.63
Dividend Yield                           --             --             --             --             --             --


     The weighted average fair value of options granted pursuant to the Employee Stock Purchase Program in 1998, 1997 and 1996 was $14.81, $10.77 and $7.01,
respectively.

     The following pro forma income information has been prepared following the provisions of SFAS 123.

                                                1998           1997          1996
                                             ----------     ----------     ----------
Net loss - pro forma (thousands)             $  (35,002)    $  (46,671)    $  (31,653)

Net loss per share - diluted  - pro forma    $    (0.26)    $    (0.37)    $    (0.27)

     The impact on pro forma earnings per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the company continues to grant stock options to new employees. This policy may or may not continue.

Warrants:

      Pursuant to the acquisition of PGP, the Company issued warrants to purchase 375,000 shares of common stock at a price of $40 per share, which expire, subject to certain extensions, on June 5, 1999. As of December 31, 1998 warrants for 315,816 shares were outstanding. The warrants issued pursuant to the acquisition of PGP were valued using the Black Scholes model, using the following parameters: Stock price $50.44 (prior to a 3:2 stock split in May
1998); Exercise Price $60.00 (prior to the 3:2 stock split); Term 1 year; Volatility 66%; Annual dividend 0%; Discount rate 5.5%. The resulting valuation of the 375,000 warrants was $2,722,500, the total amount of which was included in the purchase price allocation. In addition, warrants for the purchase of 6,340 shares of Common Stock issued in connection with the Company's 1995 acquisition of Assurdata were exercised during the year ended December 31, 1998.

Preferred Shares Rights Agreement

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

12.  PROVISION FOR INCOME TAXES:

     Income taxes have been provided using the liability method in accordance with FASB No. 109 Accounting For Income Taxes.

     Pre-tax book income from continuing operations for the years ended December 31, was earned in the following jurisdictions (in thousands):

                                 1998          1997         1996
                              ---------     ---------     ---------
            Domestic          $ 123,535     $  55,222     $ 119,324
            Foreign              14,632        27,591       (53,905)
                              ---------     ---------     ---------
                              $ 138,167     $  82,813     $  65,419
                              =========     =========     =========


     Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):


            YEARS ENDED DECEMBER 31,         1998         1997           1996
                                          ---------     ---------     ---------
            Federal:
              Current payable ........    $ 113,575     $  63,826     $  42,930
              Deferred ...............      (41,311)      (18,515)       (3,856)
                                          ---------     ---------     ---------
            Total federal ............       72,264        45,311        39,074
            State:
              Current payable ........       21,224        11,950         9,878
              Deferred ...............       (5,633)       (3,203)           55
                                          ---------     ---------     ---------
            Total state ..............       15,591         8,747         9,933
                                          ---------     ---------     ---------
            Foreign ..................       13,874        18,116         5,701
                                          ---------     ---------     ---------
            Provision for income taxes    $ 101,729     $  72,174     $  54,708
                                          =========     =========     =========

     Significant components of net deferred tax assets at December 31 are as follows (in thousands):


            YEARS ENDED DECEMBER 31,                   1998           1997          1996
                                                     ---------     ---------     ---------
            Deferred revenue ....................    $  10,390     $   1,387     $   1,865
            State taxes .........................        2,082         1,740         1,631
            Accrued liabilities and reserves ....       53,394        28,349         8,690
            Depreciation and amortization .......       30,533        11,917        10,223
            Subsidiaries operating loss carryover       30,130        10,597           968
                                                     ---------     ---------     ---------
                                                       126,529        53,990        23,377
            Valuation allowance .................      (22,458)       (7,728)         (968)
                                                     ---------     ---------     ---------
                                                     $ 104,071     $  46,262     $  22,409
                                                     =========     =========     =========

            Current portion .....................    $  65,866     $  30,089     $  10,321
            Non-current portion .................       38,205        16,173        12,088
                                                     ---------     ---------     ---------
                                                     $ 104,071     $  46,262     $  22,409
                                                     =========     =========     =========

     Deferred tax liabilities consist of differences between the assigned values and tax bases of certain intangible assets acquired in purchase business combinations and amounted to $13.0 million at December 31, 1998 and $2.1 million at December 31, 1997.

     The valuation allowance as of December 31, 1998 relates to the tax benefit of operating losses acquired in connection with the acquisition of Cybermedia and Dr Solomon's. The operating losses are subject to certain annual limitations as a result of the acquisition and may expire before the Company may utilize them. The Company believes sufficient uncertainty exists regarding the realizability of these losses on a separate entity basis, and accordingly, a valuation allowance has been established. Approximately $2,800,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to shareholder's equity when realized.

     Realization of the remaining net deferred tax assets of $104,071,000 as of December 31, 1998 is dependent on generating sufficient taxable income to offset future deduction of the related items. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

     The Company paid income taxes of $68,446,000 in 1998, $14,316,000 in 1997, and $12,610,000 in 1996. Income taxes paid are less than current expense principally due to tax benefits from stock options recorded directly to stockholder's equity. The tax benefit is the difference between the market value of the stock option at the time of exercise and the option price tax effected.

     U.S. income taxes were not provided for on a cumulative total of approximately $13,807,000 of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States. As of December 31, 1998, the unrecognized deferred tax liability for these earnings is approximately $4,832,000.

     The Company's effective tax rate on income before income taxes differs from the U.S. Federal statutory regular tax rate as follows:


            YEARS ENDED DECEMBER 31,                          1998      1997      1996
                                                              ----      ----      ----
            U.S. Federal statutory income tax rate .......    35.0%     35.0%     35.0%
            State taxes, net of federal income tax benefit     4.4       4.7       5.9
            Non deductible acquisition and other costs ...    29.6      48.9      31.5
            Tax exempt interest income ...................    (1.1)     (3.4)     (2.3)
            Foreign earnings subject to lower tax rates ..    (6.3)     (7.1)     (4.1)
            Goodwill and other permanent differences .....    16.3      10.6      19.0
            Tax Credits ..................................    (4.3)     (1.5)     (1.4)
                                                              ----      ----      ----
                                                              73.6%     87.2%     83.6%
                                                              ====      ====      ====

13.  NET INCOME PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):


                                                        Year Ended December 31,
                                                      1998        1997        1996
                                                    --------    --------    --------
NUMERATOR - BASIC
Net income                                          $ 36,438    $ 10,639    $ 10,711

NUMERATOR - DILUTED
Net income                                          $ 36,438    $ 10,639    $ 10,711
Interest on convertible debentures (1)                    --          --          --
                                                    --------    --------    --------
                                                    $ 36,438    $ 10,639    $ 10,711
                                                    ========    ========    ========

DENOMINATOR - BASIC
Basic weighted average common shares outstanding     133,075     126,662     115,626
                                                    ========    ========    ========

DENOMINATOR - DILUTED
Basic weighted average common shares outstanding     133,075     126,662     115,626
Effective of dilutive securities:
Common stock options                                   5,534       6,067       9,876
                                                    --------    --------    --------
Diluted weighted average shares                      138,609     132,729     125,502
                                                    ========    ========    ========

Net income per share - Basic                        $   0.27    $   0.08    $   0.09
                                                    ========    ========    ========
Net income per share - Diluted                      $   0.26    $   0.08    $   0.09
                                                    ========    ========    ========


(1) Convertible debt interest and related as-if converted shares are excluded from the 1998 calculation as they are anti-dilutive.

14.   BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

      The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. SFAS No.131 supersedes SFAS No.14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and introduces requirements for interim reporting of segment information.

      The Company has determined that it has a single reportable segment consisting of the development, sale and support of computer security and management software. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has a world-wide sales and support network. Products are marketed and sold through a direct sales force to distributors, retailers and end users in the United States, Europe, Asia Pacific and Latin America.

      The table below presents information about the revenues and long-lived assets by geographic area as of and for the years ended December 31:


(in thousands)                                              Revenue
                                                  1998        1997      1996
                                                  ----        ----      ----
United States                                  $629,450    $479,224    $344,844
Netherlands                                     217,177      64,449      24,500
Other Foreign                                   143,418     192,019     145,653
                                               --------    --------    --------
Total                                          $990,045    $735,692    $514,997
                                               ========    ========    ========


                                                      Long-Lived Assets
                                                  1998      1997        1996
                                                  ----      ----        ----
United States                                   $39,429    $30,434     $ 29,996
United Kingdom                                    6,713     11,420        6,610
Other Foreign                                     8,347      6,474        4,323
                                                -------    -------     --------
Total                                           $54,489    $48,328     $ 40,930
                                                =======    =======     ========

     Revenue amounts shown above are classified by location in which the related sales were recorded. Long-lived assets located outside the U.S. consist principally of facilities and equipment in the U.K. and the Netherlands.

     A significant majority of the Company's products are sold through two tiers of distribution. In the US, substantially all of the Company's sales are through four major distributors. In Europe, substantially all sales are through five major distributors. At December 31,1998, one customer had an accounts receivable balance representing 11% of our total accounts receivable balance. No other distributor had an accounts receivable balance that exceeded 10% at December 31, 1998. The Company relies upon a broad base of second tier distribution partners, specifically large retailers, resellers and VARS to maintain and grow its business. For the year ended December 31,1998, the largest retailer accounted for 1% of total revenue and in aggregate the five largest retailers accounted for approximately 4% of total revenue. The largest reseller accounted for 2% of total revenue.

15. LITIGATION

     On April 24, 1997, Network Associates was served by Symantec with a suit filed in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair competition by Network Associates. Symantec alleges that Network Associates' computer software program called "PC Medic" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's complaint sought injunctive relief and unspecified money damages. On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to Network Associates' "VirusScan" product. Symantec sought injunctive relief and unspecified money damages. On October 6, 1997, the Court issued an order granting Symantec's motion to amend its complaint and enjoining Network Associates from shipping any product containing either an approximately 30-line routine found in Crash Guard or an approximately 100-line routine found in a Symantec DLL. The Court's order expressly stated that "the court is not enjoining the sale or distribution of [McAfee's] current product." On December 19, 1997, the Court denied Symantec's motion to enjoin sale or distribution of Network Associates' current PC Medic product. On April 1, 1998, Symantec filed an amended complaint including additional allegations of trade secret misappropriation, unfair competition, interference with economic advantage and contractual relations and violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), in connection with the alleged use by Network Associates employees of proprietary Symantec customer database. On June 9, 1998, the Court dismissed Symantec's RICO claims without prejudice and dismissed Symantec's unfair competition claims relating to alleged use of source code with prejudice. On June 15, 1998, the Court entered a stipulated preliminary injunction prohibiting Network Associates from making use of any Symantec customer list data. On September 4, 1998, Symantec's time for amending its complaint expired; Symantec did not refile its RICO claims. On October 8, 1998, the Court granted partial summary judgment in Network's favor dismissing with prejudice Symantec's claims for interference with economic and contractual relations, Symantec's trade secret claims relating to alleged misappropriation of source code and portions of Symantec's copyright claims.

      On October 22, the Court consolidated this case for purposes of trial with an action originally brought on February 4, 1998 by CyberMedia Inc. (acquired by Network Associates in September 1998) against Symantec (described below) and the action brought by Symantec against the Company on September 4, 1998 (described below). Trial is currently set for May 22, 2000.

      On September 4, 1998, Symantec filed suit in United States District Court for the Northern District of California, San Jose Division, against Network Associates, alleging copyright infringement, unfair competition, and trade secret misappropriation. Symantec alleges that an unidentified Network Associates employee copied and transported to Network Associates certain proprietary Symantec files, including files containing Norton Antivirus software. On January 20, 1999, the Court dismissed those portions of Symantec's claims relating to Network Associates' PC Medic and VirusScan products. Symantec also alleges that another unidentified Network Associates employee located in Canada copied and transported to Network Associates certain other unidentified files containing Symantec confidential information.

      On May 13, 1997, Trend Micro, Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both Network Associates and Symantec. Trend alleges that Network Associates' "WebShield" and "GroupShield" products infringe a Trend patent which issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, Network Associates filed its answer denying any infringement. Network Associates also filed counterclaims against Trend alleging unfair competition, false advertising, trade libel, and interference with prospective economic advantage. On September 19, 1997, Symantec filed a motion to sever Trend's action against Network Associates from its action against Symantec. Network Associates did not oppose Symantec's motion to sever, other than to recommend a joint hearing on patent claim interpretation. On December 19, 1997, the Court granted Symantec's motion to sever and adopted Network Associates' recommendation regarding a joint hearing on patent claim interpretation. As a result of the Court's decision, Trend's actions against Network Associates and Symantec were to proceed separately. Symantec has since settled out of the lawsuit.

      The Court held a patent claim interpretation hearing on September 1, 1998. The Court issued a ruling on claim interpretation on or about December 29, 1998. In addition, Trend filed a supplemental complaint on October 5, 1998, adding the Gauntlet product to the products accused of infringing Trend's patent. At a case management conference held on October 2, 1998, the Court set a new trial date of November 8, 1999. Since then, the parties have stipulated to a postponement of various dates, including postponement of the trial date until February, 2000.

      On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. Almost all discovery has been completed. The Court will hear the parties' motions for summary judgment on May 5, 1999. A trial date has been set for June, 1999.

      On September 10, 1998, Network Associates acquired control of CyberMedia, Inc. ("CyberMedia"). Set forth below are matters upon which Wilson Sonsini Goodrich & Rosati, Professional Corporation, represents CyberMedia and certain of its former officers and directors.

      On July 30, 1998, CyberMedia, Network Associates and certain of CyberMedia's officers and directors were named as defendants in a purported class action entitled Schneider v. Patil, et al., No. 16565NC (Del. Ch.). The complaint, in a subsequent amendment, alleges that the individual defendants breached their fiduciary duties by failing to obtain an adequate price for the Company in the Network Associates/CyberMedia merger. On December 16, 1998, plaintiffs filed a stipulation of voluntary dismissal.

      On August 10, 1998, CyberMedia and two of its officers were named as defendants in a purported securities class action entitled Daugherty v. CyberMedia, Inc. et al., No. BC195733 (Los Angeles Cty. Superior Ct.). The complaint alleges that defendants violated California state securities laws and common law by artificially deflating the price of CyberMedia stock to the detriment of a purported class of investors who sold CyberMedia stock between March 13, 1998 and July 28, 1998. The Complaint did not specify damages. Defendants filed a demurrer to the complaint on September 25, 1998. On January 13, 1999, the court (Commissioner Bruce E. Mitchell) sustained Defendants' demurrer with prejudice and allowed plaintiff to amend its complaint within 30 days only if a new named plaintiff was added. On February 12, 1999, plaintiffs filed an amended complaint alleging the same causes of action with the same named plaintiff. On February 26, 1999, Defendants filed an ex parte application for an order to show cause why plaintiffs should not be held in violation of the Court's Order. At the hearing on March 8, 1999, the Court dismissed the action with prejudice.

      On September 14, 1998, CyberMedia and certain of its former officers and directors were named as defendants in a consolidated amended securities class action complaint filed in the United States District Court for the Central District of California. The consolidated amended complaint consolidated the following previously filed cases: Ong v. CyberMedia, Inc., et al., No. 98-1811 CBM (Ex), filed on March 12, 1998, St. John v. CyberMedia, Inc., et al., No. 98-2085 MRP (SHx), filed on March 24, 1998, Zier v. CyberMedia, Inc., et al., No. 98-2210 CM (MCx), filed on March 26, 1998, Liu v. CyberMedia, Inc., et al., No. 98-2617, filed on April 8, 1998, Kerr, et al. v. CyberMedia, Inc., et al., No. 98-3104 RJK (Anx), filed on April 23, 1998, and Barker v. CyberMedia, Inc., et al., No. SA CV98-401 AHS (ANx), filed on May 6, 1998. Plaintiffs filed a second consolidated amended complaint on Mach 8, 1999. It alleges that the defendants violated federal securities laws by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 12, 1998. The second consolidated amended complaint did not specify damages. Defendants' response to the second consolidated amended complaint must be filed by April 7, 1999.

      CyberMedia and certain of its former officers and directors were named as defendants in three securities class action lawsuits filed in the Superior Court of Los Angeles County. Such complaints have been ordered consolidated, although a consolidated amended complaint has not yet been filed. The consolidated complaints include: Brown v. CyberMedia, Inc., et al., No. B C187898, filed on March 19, 1998, Smith v. CyberMedia, Inc., et al. No. B C188527, filed on March 31, 1998, and Stockwell v. CyberMedia, Inc., et al., No. B C189020, filed on April 8, 1998. The complaints allege that defendants violated California state securities laws and common law by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 13, 1998. The complaints do not specify damages. The consolidated state securities litigation has been stayed pending resolution of the federal securities litigation pursuant to a stipulation and order entered by the Court on January 5, 1999.

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

      On September 3, 1998, the United States District Court for the Northern District of California issued a preliminary injunction preventing the defendants from manufacturing, marketing or distributing any existing version of their competing program, and requiring defendants to issue a "Notice of Recall" to all distributors regarding existing versions of the program. The injunction was effective throughout the United States. On November 30, 1998, the Court issued a further order pursuant to an agreement of the parties, prohibiting Symantec from manufacturing, distributing or advertising Norton Uninstall Deluxe anywhere in the world.

      The defendants have filed counterclaims against CyberMedia for slander, libel, product disparagement and related state law claims, seeking unspecified money damages.


16.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which clarifies guidance regarding VSOE and multiple element arrangements. SOP 98-9 amends SOP 98-4 to extend the deferral of guidance in SOP 97-2 as it relates to these matters through fiscal years beginning after March 15, 1999.

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

17.  SUBSEQUENT EVENTS:


     Related Party Transactions

     In December 1998, the Company agreed to acquire 3,948,199 shares of Series A Preferred Stock of DirectWeb, Inc. for $2.5 million. DirectWeb, Inc. is a subscription-based online service offering a complete turn-key Windows-98 based PC, unlimited Internet access and technical support for a fixed user only fee. The shares were acquired in January 1999. In late February 1999, the Company acquired 4,615,385 shares of DirectWeb Series B Preferred Stock for $6.0 million. In connection with the formation of DirectWeb, the Company received a warrant to acquire 3,175,000 shares of Direct Web common stock for total consideration of $317.50. As of March 31, 1999, on an as converted basis and excluding shares that may be acquired upon exercise of its warrant, the Company's total DirectWeb investment represented approximately 12.3% of DirectWeb's outstanding capital stock. With respect to the balance, approximately 35.2% is owned by William L. Larson, a DirectWeb founder and the Company's Chief Executive Officer; 35.4% is owned by Dennis Cline, a DirectWeb founder and the Company's former Vice President of Worldwide Sales; and 17.1% is owned by unrelated third party investors who, along with the Company, invested in DirectWeb's Series A and Series B Preferred Stock.

     Litigation

            On April 7, 1999, a putative securities class action, captioned Kinsley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SI, was filed against the Company and several of its officers in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified money damages on behalf of a purported class of purchasers of the Company's stock between January 20, 1998 and April 6, 1999. Several similar actions have been filed by other plaintiffs, including Wetzel v. Network Associates, Case No. 99-D1731 JL (Northern District of California).

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 15th day of April, 1999.

NETWORKS ASSOCIATES, INC.


/s/     William L. Larson
-----------------------------------------
William L. Larson
Chief Executive Officer and
Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


                         SIGNATURE                                                     TITLE
        -----------------------------------------               ---------------------------------------------------------
        /s/   William L. Larson                                 Chief Executive Officer and
        -----------------------------------------               Chairman of the Board  (Principal Executive Officer)
        (William L. Larson)


        /s/   Prabhat K. Goyal                                  Vice President of Administration, Chief Financial Officer,
        -----------------------------------------               Treasurer and Secretary (Principal Financial Officer and
        (Prabhat K. Goyal)                                      Principal Accounting Officer)


        /s/   Leslie G. Denend                                  Director
        -----------------------------------------
        (Leslie G. Denend)


        /s/   Virginia Gemmell                                  Director
        -----------------------------------------
        (Virginia Gemmell)


        /s/   Edwin L. Harper                                   Director
        -----------------------------------------
        (Edwin L. Harper)

                                  EXHIBIT INDEX


EXHIBIT NO.                                 EXHIBIT TITLE                               PAGE NO.
-----------                                 -------------                               --------
2.1            Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and
               Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1) ................................


2.2            Combination Agreement dated August 16, 1996 among the Registrant,
               FSA Combination Corp., FSA Corporation and Daniel Freedman.(2) ..

2.3            Stock Exchange Agreement dated January 13, 1996 among the
               Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the
               shareholders of Jade.(3) ........................................

2.4            Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA Acquisition
               Corp.(4) ........................................................

2.5            Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)..........

2.6            Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6) .......

2.7            Agreement and Plan of Reorganization by and among the Registrant,
               Magic Solutions International, Inc., Merlin Acquisition Corp. and
               Igal Lichtman, Amendment Agreement by and among the Registrant,
               Magic Solutions International, Inc., Merlin Acquisition Corp.,
               and Igal Lichtman dated March 24, 1998. Second Amendment
               Agreement by and among the Registrant, Magic Solutions
               International, Inc., Merlin Acquisition Corp., and Igal Lichtman
               dated April 1, 1998.(7) .........................................

2.8            Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8).........

2.9            Share Purchase Agreement, dated as of March 30, 1998, among FSA
               Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8).....

2.10           Stock Purchase Agreement, dated as of May 8, 1998, among FSA
               Combination Corp., and Secure Networks, Inc.(8)..................

2.11           Transaction Agreement, dated June 9, 1998, by and between the
               Registrant and Dr Solomon's Group Plc.(21).......................

2.12           Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(22) .........................

3.1            Second Restated Certificate of Incorporation of Networks
               Associates, Inc., as amended on December 1, 1997.(6).............

3.2            Restated Bylaws of Networks Associates, Inc.(6) .................

3.3            Certificate of Designation of Series A Preferred Stock of
               Networks Associates, Inc.(9).....................................

3.4            Certificate of Designation of Series B Participating Preferred
               Stock of the Registrant.(23) ....................................

4.2            Registration Rights Agreement dated August 30, 1996 between the
               Registrant and Daniel Freedman.(1)...............................

4.5            Registration Rights Agreement dated December 9, 1997 between the
               Registrant and certain shareholders of PGP.(4)...................

4.6            Registration Rights Agreement, dated as of February 13, 1998, by and between the Registrant and Morgan Stanley & Co.
               Incorporated.(10)................................................

4.7            Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as
               Trustee.(10).....................................................

4.10 Registration Rights Agreement dated May 8, 1998, by and between the Registrant and the stockholders of Secure Networks, Inc.(8)..

4.11           Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB Consulenza
               Software di Base S.r.l. ("CSB").(11) ............................

EXHIBIT NO.                                 EXHIBIT TITLE                               PAGE NO.
-----------                                 -------------                               --------
 4.12          Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware
               Seguridad Informatica S.A.(11)...................................

 4.13          Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA Information
               Security Holding AB(24)..........................................

10.1           Standard Business Lease (Net) for Network General's principal facility dated June 19, 1991, between Network General and Menlo
               Oaks Partners, L.P.(12)..........................................

10.2           First Amendment to Lease dated June 10, 1992, between Network
               General and Menlo Parks Partners, L.P.(12).......................

10.3           Standard Business Lease (Net) for Network General's principal facility dated March 11, 1992, between Network General and Menlo
               Oaks Partners L.P.(13)...........................................

10.4           First Amendment to Lease dated June 18, 1992, between Network
               General and Menlo Oaks Partners, L.P.(12)........................

10.5           Lease dated March 31, 1992, between Network General and Equitable
               Life Assurance Society of the United States.(12).................

10.6           Second Amendment to Lease dated February 1, 1995, between Network
               General and Menlo Oaks Partners, L.P.(13)........................

10.7           Third amendment to Lease dated February 1, 1995 between Network
               General and Menlo Oaks Partners L.P.(13).........................

10.8           Fourth Amendment to Lease dated May 31, 1995, between Network
               General and Menlo Oaks Partners, L.P.(14)........................

10.9           Fifth Amendment to Lease dated June 13, 1995, between Network
               General and Menlo Oaks Partners, L.P.(14)........................

10.10          Lease dated July 3, 1996 between Network General and Campbell
               Avenue Associates.(15)...........................................

10.11          Sixth Amendment to Lease dated November 29, 1996, between Network
               General and Menlo Oaks Partners, L.P.(15)........................

10.12          Sublease Agreement for facility at 2805 Bowers Avenue, Santa
               Clara, California, dated as of February 20, 1997, by and between
               McAfee Associates, Inc. and National Semiconductor
               Corporation.(16).................................................

10.13          Lease Agreement dated November 17, 1997 for facility at 3965
               Freedom Circle, Santa Clara, California by and between Informix
               Corporation and McAfee Associates, Inc.(4).......................

10.14          Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B.,
               Informix Corporation and Networks Associates, Inc.(4)............

10.15          Subordination, Nondisturbance and Attornment Agreement dated
               December 18, 1997, between Guaranty Federal Bank, F.S.B.,
               Networks Associates, Inc. and Birk S. McCandless, LLC.(4)........

10.16          Lease dated November 22, 1996 by and between Birk S. McCandless,
               LLC and Informix Corporation for facility at 3965 Freedom Circle,
               Santa Clara, California.(4)......................................

10.17          Quota Purchase Agreement, dated as of April 14, 1997 by and among
               McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
               Compusul-Consultoria E Comercio De Informatica Ltda., and the
               stockholders of Compusul-Consultoria E Comercio De Informatica
               Ltda.(17) .......................................................

10.18*         1997 Stock Incentive Plan.(17)...................................

10.19*         Stock Option Plan for Outside Directors(18) .....................

10.20*         Change in control agreement between the Company and Dennis Cline dated April 14, 1995.(17)........................................

10.21*         Change in control agreement between the Company and Peter Watkins
               May 1, 1995.(17).................................................

EXHIBIT NO.                                 EXHIBIT TITLE                               PAGE NO.
-----------                                 -------------                               --------
10.22*         Change in control agreement between the Company and William S.
               Larson dated April 14, 1995.(17).................................

10.23*         Change in control agreement between the Company and Prabhat K.
               Goyal dated April 18, 1996.(19)..................................

10.27*         Change in control agreement between the Company and Zachary
               Nelson, dated May 12, 1998.(20)..................................

21.1           Subsidiaries of Networks Associates, Inc.........................

23.2           Consent of PricewaterhouseCoopers LLP............................

27.1           Financial Data Sheet.............................................

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

                                   SCHEDULE II

                            NETWORKS ASSOCIATES, INC.

       SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


                                        BALANCE AT OF   ADDITIONS CHARGED                 BALANCE AT END
                                            PERIOD         TO EXPENSE      DEDUCTIONS        OF PERIOD
                                        -------------   -----------------  ----------     --------------
Year Ended December 31, 1998
Allowance for Doubtful Accounts               5,107          11,283          (4,708)          11,682
Allowance for Sales Returns                  21,294         170,714        (106,377)          85,631
Year Ended December 31, 1997(1)
Allowance for Doubtful Accounts               4,205           3,575          (2,673)           5,107
Allowance for Sales Returns                   2,523          47,032         (28,261)          21,294
Year Ended December 31, 1996(2)
Allowance for Doubtful Accounts               3,429           2,785          (2,137)           4,077
Allowance for Sales Returns                   1,614          25,251         (24,342)           2,523


(1) Includes Network General balance sheet data as at December 31, 1997

(2) Includes Network General balance sheet data as at March 31, 1997