Form 10-K/A
period 1998-12-31
NETWORKS ASSOCIATES INC/
filed 1999-04-30
CIK 890801

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended: December 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to _____________

         Commission File Number: 000-2058


                            NETWORKS ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               77-0316593
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               3965 FREEDOM CIRCLE, SANTA CLARA, CALIFORNIA 95054
              (Address of principal executive offices) (zip code)

                                 (408) 988-3832
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           As of March 31, 1999 there were 138,062,661 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non- affiliates of the Registrant was $4,236,866,941. Shares of Common Stock held by each executive officer and director and by each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

           None.


================================================================================

                                EXPLANATORY NOTE

           This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission (the Commission) solely for the purpose of revising and restating the following items in their entirety.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

           The following table sets forth the names, ages and principal occupations of our directors.


NAME                       AGE      PRINCIPAL OCCUPATION
----                       ---      --------------------
Class I Directors:
Virginia Gemmell           50       President, GlidePath, Inc.
Edwin L. Harper            54       Consultant

Class II Director:
Leslie G. Denend           58       Director, Rational Software, Proxim, Inc.,
                                    Adaptive Broadband Corporation and
                                    Informix Corporation

Class III Director:
William L. Larson          43       Chief Executive Officer and Chairman of the Board, Networks
                                    Associates, Inc.

        Ms. Gemmell has been a director of the Company since September 16, 1996. Ms. Gemmell founded GlidePath, Inc., a consulting firm, and has served as its President since August 1995. From May 1986 to August 1995, Ms. Gemmell was a Managing Partner of Synectics, Inc., a consulting firm.

        Mr. Harper has been a director of the Company since January 1993. From June 1996 to December 1998, Mr. Harper was the President and Chief Executive Officer of SyQuest Technology, Inc., a manufacturer of computer peripherals. From June 1993 to April 1996, Mr. Harper was President and Chief Executive Officer of ComByte, Inc., a privately-held PC peripherals company. Mr. Harper was President and Chief Executive Officer of Colorado Memory Systems, a manufacturer of computer peripherals, from June 1992 to April 1993, and also served as President and Chief Operating Officer from September 1990 through May 1992. Mr. Harper currently serves as a director of Apex PC Solutions, Inc.

        Mr. Denend has been a director of the Company since June 14, 1995. From December 1997 to April 1998, Mr. Denend was President of the Company. From June of 1993 to December 1997, Mr. Denend was Chief Executive Officer and President of Network General. From February of 1993 to June of 1993, Mr. Denend was Senior Vice President of Network General Corporation. Mr. Denend serves as a director of Rational Software, Proxim, Inc., Adaptive Broadband Corporation and Informix Corporation.

        Mr. Larson joined the Company in September 1993 as its Chief Executive Officer. In October 1993, Mr. Larson was appointed as a director of the Company and was elected to the additional office of President. In April 1995, Mr. Larson was also elected Chairman of the Board of Directors. From August 1988 to September 1993, Mr. Larson was employed as a Vice President of SunSoft, Inc., a system software subsidiary of Sun Microsystems, Inc., where he was responsible for worldwide sales and marketing.

MEETINGS OF THE BOARD OF DIRECTORS

        During 1998, the Board of Directors held 15 meetings. Each director attended at least 75% of all Board meetings during 1998.

        THE AUDIT COMMITTEE recommends the appointment of the independent auditors, reviews the scope and results of their examinations and approves all of their professional services and related fees. It also periodically reviews our accounting policies and internal accounting and financial controls. The Audit Committee held three meetings during 1998. Members: John Bolger (to April 30, 1998), Edwin Harper and Leslie Denend (from April 30, 1998).

        THE COMPENSATION COMMITTEE reviews and approves executive salary levels and stock option grants. The Compensation Committee held two meetings during 1998. Members: Virginia Gemmell and Edwin Harper.

        THE PRICING COMMITTEE was set up to approve certain resolutions relating to the Zero Coupon Convertible Debentures issued in February 1998. The Pricing Committee held one meeting during 1998. Members: William Larson and Leslie Denend

        THE ACQUISITION COMMITTEE was set up in 1998 to review and approve documents and actions related to the acquisition of The Dr Solomon's Group. The Acquisition Committee held three meetings during 1998. Members: William Larson and Leslie Denend.

COMPENSATION OF DIRECTORS

        Directors fees, paid only to directors who are not employees, are as follows:

        -       $5,000 quarterly retainer

        -       $1,500 for each regular Board meeting attended,

        -       $1,000 for each Special meeting attended

        -       expenses of attending Board and committee meetings.

        Under our Stock Option Plan for Outside Directors, non-employee directors are automatically granted an option to purchase 37,500 shares of our common stock, when they first become a director. Each year after the initial grant, they are entitled to receive an additional option grant to purchase up 15,000 shares of our common stock. Prior to an amendment to this option plan in April 1997, the grants were 50,250 for the initial grant and 16,875 for the subsequent grants. All options are granted at the fair market value on the date of grant. The initial grant vests one-third each year over three years from the date of grant. The subsequent grants vest in full three years from the date of grant. All options granted under this plan become fully exercisable in the event of certain mergers, sales of assets or sales of the majority of our voting stock. Ms. Gemmell received an option grant of 15,000 shares on September 23, 1998 and Mr. Harper received an option grant of 15,000 shares on June 16, 1998.

        "Fair Market Value" is defined in the plan as the closing price of our stock on the date the option is granted.

        Our employee directors are eligible to receive options and be issued shares of Common Stock directly under the 1997 Stock Incentive Plan, are also eligible to participate in our Employee Stock Purchase Plan and, if an executive officer, the Executive Bonus Plan.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

           Directors, executive officers and persons 10% stockholders are required to file reports with respect to their ownership and changes of ownership of the Company's common stock with the SEC. Based solely on its review of the copies of such forms received by it, the Company believes that during 1998, all filing requirements applicable to its officers, directors and ten percent stockholders were met.


ITEM 11. EXECUTIVE COMPENSATION.

        The following table summarizes the compensation paid to the Chief Executive Officer and our four other most highly compensated executive officers as of December 31, 1998, based on salary and bonus. It also includes information for two former officers who would have been included in the table if they had not terminated as officers prior to December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                                      COMPENSATION
                                               ANNUAL COMPENSATION                       AWARDS
                                      ---------------------------------------------   ------------
                                                                        OTHER         SECURITIES             ALL OTHER
                                               SALARY                   ANNUAL        UNDERLYING            COMPENSATION
NAME AND PRINCIPAL POSITION     AGE   YEAR     ($)(1)    BONUS($)   COMPENSATION($)   OPTIONS (#)              ($)(2)
---------------------------     ---   ----     -------   --------   ---------------   -----------           ------------
William L. Larson               43    1998     419,962    453,775         -               300,000               4,308
Chief Executive Officer and           1997     286,268    279,600         -             1,200,000               2,375
Chairman of the Board                 1996     248,260    151,044         -             1,771,875               2,375

Prabhat Goyal                   44    1998     300,013    134,107         -               225,000               3,250
Chief Financial Officer,              1997     188,469     94,913         -               300,000               2,375
Vice President of Finance and         1996     111,591     45,858         -               450,000               1,684


Administration


Peter R. Watkins                44    1998     299,628    130,260         -               225,000               3,250
Executive Vice President and          1997     191,289     66,577       11,357(3)         300,000               2,375
General Manager Net                   1996     144,488     87,358      108,748(4)          84,375               2,202
Tools Secure and Manager

Zach A. Nelson                  37    1998     300,013    147,718         -               225,000               3,250
Executive Vice President and          1997           -          -         -                     -                   -
General Manager of                    1996           -          -         -                     -                   -
Worldwide Marketing
and Alliances

Former Officers:

Leslie G. Denend                58    1998   1,051,921    178,850         -               240,000               3,250
President and Director                1997     426,313    273,000         -               266,895               2,375
                                      1996     311,250    241,421         -                     -               2,375

John  R. Stringer               52    1998     659,515     41,771       63,338(5)         225,000               3,156
                                      1997     224,375     26,250       99,860(5)          40,629                   -
                                      1996     132,545     24,500       73,327(5)          18,752                   -

----------

(1)     Salary includes amounts deferred under our 401(k) Plan.

(2)     Represents contributions made by us pursuant to our 401(k) Plan.

(3) Represents cost of living allowance for overseas assignment and amounts reimbursed for payment of certain taxes.

(4)     Represents cost of living allowance for overseas assignment.

(5)     Represents sales commissions.

        Mr. Larson joined Network Associates in September 1993 as its Chief Executive Officer. In October 1993, Mr. Larson was appointed as a director and was elected to the additional office of President. In April 1995, Mr. Larson was also elected Chairman of the Board of Directors. From August 1988 to September 1993, Mr. Larson was employed as a Vice President of SunSoft, Inc., a system software subsidiary of Sun Microsystems, Inc., where he was responsible for worldwide sales and marketing.

        Mr. Goyal joined Network Associates in March 1996 and was elected as Vice President of Finance,

Corporate Controller and Treasurer in April 1996. Mr. Goyal became Chief Financial Officer, Vice President of Finance and Administration and Secretary in October 1996. From July 1994 to March 1996 Mr. Goyal was Director, Finance and OEM Development, Solaris Products Group for SunSoft, Inc. From November 1991 to June 1994, Mr. Goyal served as Director, Finance and Sales Operations of SunSoft, Inc.

        Mr. Nelson joined Network Associates in March 1997 as Vice President and General Manager of Network Management. From February 1993 to March 1997, Mr. Nelson was employed in various capacities, most recently as Vice President of Marketing, for Oracle Corporation. From January 1990 to February 1993, Mr. Nelson was employed in various capacities, ultimately serving as Director of Corporate Marketing, at SunSoft, Inc., a system software subsidiary of Sun Microsystems, Inc.

        Mr. Watkins joined Network Associates in May 1995 as Vice President of International Operations. Mr. Watkins was Vice President of International Operations from May 1995 to October 1996 and Vice President of Security from October 1996 to January 1997 when he became Vice President and General Manager of Security. From January 1991 to April 1995, Mr. Watkins was employed in various capacities, ultimately serving as Managing Director of European Operations, at SunSoft, Inc., a system software subsidiary of Sun Microsystems, Inc.

        Our officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers.

     This table shows stock option grants to the executive officers during the year ended December 31, 1998:

                              OPTION GRANTS IN 1998

                                        INDIVIDUAL GRANTS
                                        -----------------
                                             % OF                                                   POTENTIAL REALIZABLE
                                            TOTAL                                                        VALUE AT
                      NUMBER OF             OPTIONS                                                ASSUMED ANNUAL RATES OF
                      SECURITIES           GRANTED TO                                              STOCK PRICE APPRECIATION
                      UNDERLYING           EMPLOYEES          EXERCISE                                       FOR
                      OPTIONS              IN FISCAL            PRICE        EXPIRATION                OPTION TERM(3)
       NAME         GRANTED(#)(1)            YEAR             ($/SH)(2)         DATE               5%($)             10%($)
       ----         -------------        -------------      -------------   -------------     --------------     -------------

William L. Larson     300,000                 2.28%           $31.3333         01/12/08         $5,911,603         $14,981,163
Prabhat K. Goyal      225,000                 1.71%           $31.3333         01/12/08         $4,433,702         $11,235,872
Peter R.  Watkins     225,000                 1.71%           $31.3333         01/12/08         $4,433,702         $11,235,872
Zach A. Nelson        225,000                 1.71%           $31.3333         01/12/08         $4,433,702         $11,235,872

Former Officers:
Leslie G. Denend      240,000                 1.81%           $31.3333         01/12/08         $4,729,283         $11,984,931
John R. Stringer      225,000                 1.70%           $31.3333         01/12/08         $4,433,702         $11,235,872


(1) All of the above options granted in 1998 vest at the rate of one-fourth one year from the date of grant and 1/48th per month after that. Under the Incentive Plan, the Board is allowed to modify the terms of outstanding options. The exercisability of options may be accelerated upon a change in control. Options are cancelled on an optionee's termination of employment under certain specified circumstances.

(2) All options were granted at an exercise price equal to the fair market value of the common stock on the date of grant.

(3) These columns present hypothetical future values that might be realized on exercise of the options, less the exercise price. These values assume that the market price of our stock appreciates at a five and ten percent compound annual rate over the ten-year term of the options. The five and ten percent rates of stock price appreciation are presented as examples pursuant to the SEC's Proxy Rules and do not necessarily reflect management's assessment of our future stock price performance. These potential realizable values presented are not intended to indicate the value of the options.

      The following table shows stock option exercises and the value of unexercised stock options held by the executive officers during the year ended December 31, 1998:

                       AGGREGATE OPTION EXERCISES IN 1998
                         AND YEAR-END OPTION VALUES (1)

                         SHARES                              NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                        ACQUIRED                            UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS AT
                          ON             VALUE              OPTIONS AT 12/31/98(#)                      12/31/98($)(2)
                                                            ----------------------                         --------------
NAME                  EXERCISE(#)    REALIZED($)(2)     EXERCISABLE       UNEXERCISABLE       EXERCISABLE            UNEXERCISABLE
----                  -----------    --------------    -------------     ---------------     --------------         ---------------
William L. Larson       600,000      $19,933,432.73     1,001,486             1,449,141      $51,384,833.08         $63,415,648.98
Prabhat K. Goyal        152,500      $ 3,298,749.50       149,375               574,688      $ 5,865,413.16         $22,728,293.62
Peter R. Watkins        244,473      $ 8,874,298.88        86,172               568,771      $ 4,137,651.77         $23,775,288.45
Zach A. Nelson           50,000      $   925,727.50        55,000               420,000      $ 2,176,900.00         $15,575,100.00
Former Officers:
Leslie G. Denend        496,592      $ 8,375,262.09       162,517               282,188      $ 6,512,191.25         $ 9,924,125.25
John R. Stringer        110,499      $ 2,362,733.27           135               225,000      $     5,436.25         $ 7,857,000.00

----------

(1)     All numbers reflect the 3-for -2 stock split effective on May 29, 1998.

(2) Calculated by taking the market price on the date of exercise, less the exercise price, multiplied by the number of options exercised

(3) Calculated by taking the closing market price of $66.25 on December 31, 1998, less the exercise price, multiplied by the number of options exercisable or unexercisable. The amounts in these columns may not represent amounts actually realized by these executive officers.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

        William L. Larson entered into an agreement with us dated July 20, 1995 which provides that, if his employment is involuntarily terminated other than for cause, he will be entitled to receive severance payments for twelve months after such a termination. The payments would be based on his base salary and bonus at the time of termination. These payments would stop if he commenced employment elsewhere. In addition, the agreement provides that if his employment with us is terminated other than for cause within three months of our merger, or a sale of substantially all of our assets due to such a transaction, all of his outstanding options will become fully vested and immediately exercisable, ten days prior to the consummation of the transaction.

        Prabhat K. Goyal entered into an agreement with us dated June 7, 1996, which provides that if his employment with us is terminated other than for cause, within three months of our merger or a sale of substantially all of our assets due to such transaction, all of his outstanding options will become fully vested and immediately exercisable, ten days prior to the consummation of the transaction. In addition, the agreement was amended in January 1998 to provide that in the event that his employment is involuntarily terminated other than for cause in connection with a change in control, he will be entitled to receive severance payments for twelve months after such a termination.

        Peter R. Watkins entered into an agreement with us dated May 1, 1995, which provides that if his employment with us is terminated other than for cause within three months of our merger or a sale of substantially all of our assets due to such transaction, all of his outstanding options will become fully vested and immediately exercisable, ten days prior to the consummation of the transaction. In addition, the agreement was amended in January 1998 to provide that in the event that his employment is involuntarily terminated other than for cause in connection with a change in control, he will be entitled to receive severance payments for twelve months after such a termination.

        Zachary A. Nelson entered into an agreement with us dated March 20, 1997, which provides that if his employment with us is terminated other than for cause within three months of our merger or a sale of substantially all of our assets due to such transaction, all of his outstanding options will become fully vested and immediately exercisable, ten days prior to the consummation of the transaction. In addition, the agreement was amended in January 1998 to provide that in the event that his employment is involuntarily terminated other than for cause in connection with a change in control, he will be entitled to receive severance payments for twelve months after such a termination.

        We have entered into change in control agreements will all of our current executive officers These agreements provide that, in the event of our "transfer of control", all stock options held by the executive officer will become fully vested and immediately exercisable.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        During 1998, the Compensation Committee of the Board of Directors consisted of Ms. Gemmell and Mr. Harper, neither of whom has served as our employee or officer at any time. The Compensation Committee is responsible for setting and administering policies governing compensation of executive officers, including the annual Executive Bonus Plan and the Stock Incentive Plan. In addition, the Compensation Committee reviews compensation levels of other management level employees, evaluates the performance of management and reviews other compensation-related issues.

COMPENSATION POLICIES

        Our compensation policy is designed to enable us to attract, retain and reward executive officers who are likely to contribute to our long-term success. The Compensation Committee also believes that a strong correlation should exist between executive compensation, business objectives and our overall performance.

        In preparing the performance graph for this Proxy Statement, we have selected the CRSP Total Return Industry Index for NASDAQ Computer and Data Processing Services Stock Index ("CRSP Index"). The companies which we use for comparison of salary and compensation information are not necessarily those included in the CRSP Index, because they were determined not to be competitive with the Company for executive talent or because compensation information was not available.

COMPONENTS OF COMPENSATION

        There are three components of our executive compensation program which are intended to attract and retain executive officers and to motivate them to improve our financial position and to create value for our shareholders.

Salary

        The Compensation Committee strives to offer salaries to its executive officers which are competitive with salaries offered by companies of similar size and capitalization in the software industry. Base salaries are reviewed on an annual basis and are subject to adjustment based upon the individual's contribution to us and changes in salary levels offered by comparable companies. In determining executive officers' salaries, the Compensation Committee considers information provided by our Chief Executive Officer with respect to individual officer responsibilities and performance, as well as salary surveys and similar data available from independent sources.

Bonuses

        Awards under the Company's Executive Bonus Plan for 1998 were contingent upon us achieving certain performance goals established by the Board of Directors. For executive officers other than the Chief Executive Officer, awards are also contingent on the achievement of individual performance objectives. Target amounts of bonuses for each executive officer are set annually by the Committee and are specifically weighted for identified financial, management, strategic and operational goals. The Committee reviews performance against the goals and approves payment of the bonuses. In 1998, bonuses awarded under the plan to Mr. Larson, our Chief Executive Officer, totaled $453,800. The bonus received by Mr. Larson under the plan was approximately 52% of his total compensation. Bonuses awarded under the plan in 1998 to other executive officers represented between 30% and 31% of their total compensation

Equity Incentives

        The Committee believes that employee equity ownership is highly motivating, provides a major incentive to employees in building stockholder value and serves to align the interests of employees with the interests of our stockholders. In determining the amount of equity compensation to be awarded to executive officers in any fiscal year, the Committee considers the position of the officer, the current stock ownership of the officer, the number of shares which continue to be subject to vesting under outstanding options and the expected future contribution of the officer to our performance, giving primary weight to the officer's position and his expected future contributions. In addition, we compare the stock ownership and options held by each officer with the other officers' equity positions and the officer's experience and value to us.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

        In 1996, 1997 and 1998, Mr. Larson's base salary increased by approximately thirteen percent (13%), fifteen percent (15%), and forty-seven percent (47%) respectively. In determining such adjustments, the Committee considered, among other things, compensation data for chief executives of comparable companies and Mr. Larson's performance in 1996, 1997 and 1998.

        The Chief Executive Officer evaluates the performance of all other executive officers on an annual basis and recommends salary adjustments which are subject to review and approval by the Compensation Committee.

Performance evaluations for individual executive officers are based on predetermined individual goals proposed by management and approved by the Compensation Committee.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

        Section 162(m) of the Internal Revenue Code limits deductions for federal income tax purposes, certain executive compensation exceeding $1,000,000 for any executive officer in any year. The stockholders approved amendments to our 1995 Stock Incentive Plan to enable compensation recognized in connection with the exercise of options to qualify as an exception to the deduction limit. The Committee will continue to evaluate the issues relating to executive compensation and will take appropriate action where necessary. The Committee's policy is to qualify its executive compensation for deductibility under applicable tax laws where possible.

                                               COMPENSATION COMMITTEE
                                               Virginia Gemmell
                                               Edwin Harper


COMPARISON OF STOCKHOLDER RETURN

     The following graph shows a five-year comparison of cumulative total returns for our Common Stock, the CRSP Total Return Index for the NASDAQ Stock Market ("NASDAQ US") and the CRSP Total Return Industry Index for NASDAQ Computer and Data Processing Services Stocks ("C&DP Index"), each of which assumes an initial value of $100 and reinvestment of dividends. The information presented in the graph and table is as of the end of each fiscal year ended December 31.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN


                                     [GRAPH]



                                                      NASDAQ
 MEASUREMENT PERIOD              NETWORKS              STOCK          NASDAQ COMPUTER &
(FISCAL YEAR COVERED)        ASSOCIATES, INC.        MARKET-US         DATA PROCESSING
---------------------        ----------------        ---------        -----------------
       Dec-94                       100                 100                  100
       Dec-95                       325                 141                  152
       Dec-96                       733                 174                  188
       Dec-97                       881                 213                  231
       Dec-98                      1,656                300                  413

        Pursuant to the Proxy Rules, the Compensation Committee Report and the Stock Performance Graph are not deemed filed with the SEC and are not deemed incorporated by reference into any filings with the SEC.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of common stock:


a) held by owners of more than 5% of our outstanding common stock. This information is as of the latest reports by those entities, received by us.

b) held by the Chief Executive Officer and each of the four other most highly compensated executive officers during fiscal 1998 (collectively the "Named Officers") and each of our directors and nominees as of April 15, 1999.


                                                                                                      PERCENT OF
                                                                 NUMBER OF         RIGHT TO          OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNERS                         SHARES OWNED (1)   ACQUIRE (2)            SHARES
-------------------------------------                         ----------------   -----------         -----------

Equitable Companies, Inc. (3) .............................         13,311,760        -                  9.6
  787 Seventh Ave
  New York, NY 10019
American Express Company(4)................................         10,560,415        -                  7.6
   American Express Tower
   200 Vesey Street
   New York, NY 10285
T. Rowe Price Associates, Inc. (5) ........................          9,216,376        -                  6.7
  100 East Pratt Street
  Baltimore, MD 21202
William L. Larson..........................................                655    1,844,142              1.3
Leslie G. Denend...........................................              6,300      272,829               *
Virginia Gemmell ..........................................                  -       33,437               *
Edwin L. Harper............................................                  -       25,313               *
Prabhat K. Goyal ..........................................                987      380,936               *
Peter R. Watkins...........................................              2,111      375,567               *
Zach A. Nelson ............................................                745      239,688               *
Executive officers and directors as a group (7 persons)....             10,798    3,171,912              2.3
Former Officer:
John R. Stringer...........................................                  -        -                   -

----------

*       Less than 1%

(1) Ownership includes direct and indirect (beneficial) ownership, as defined by SEC rules. To our knowledge, each person, has sole voting and investment power over the shares unless otherwise noted. The SEC rules for the determination of beneficial ownership are very complex, however, generally shares owned directly, plus those controlled (e.g. owned by members of their immediate families), are considered beneficially owned.

(2) Includes shares that are currently exercisable or will become exercisable within 60 days of April 15, 1999.

(3) According to Schedule 13G filed with the Securities and Exchange Commission on October 13, The Equitable Companies, Inc. has the following power with respect to these shares:

        -       deemed to have sole power to vote or to direct the vote
                1,949,633 shares

        - deemed to have shared power to vote or to direct the vote 11,280,280 shares

        - deemed to have sole power to dispose or direct the disposition 13,308,740 shares

        - deemed to have shared power to dispose or direct the disposition 3,201 shares

(4) According to Schedule 13G filed with the Commission on January 22, 1999, American Express Company has the following power with respect to these shares:

        - deemed to have shared power to vote or to direct the vote 3,189,115 shares

        - deemed to have shared power to dispose or direct the disposition 10,560,415 shares

(5) According to Schedule 13G filed with the Commission on February 12, 1999, T. Rowe Price Associates, Inc. has the following power with respect to these shares:

        -       Deemed to have sole power to vote or to direct the vote
                1,008,798 shares

        - Deemed to have sole power to dispose or direct the disposition 9,219,376 shares

        After taking into account the 3:2 stock split which occurred on May 29, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        McAfee.com

        In March 1999, some of our executive officers were granted stock options in McAfee.com, a wholly owned subsidiary of Network Associates. Options for 1,500,000 shares were granted to William L. Larson; options for 750,000 shares were granted to Prabhat K. Goyal; options for 300,000 shares were granted to Peter R. Watkins; and options for 300,000 shares were granted to Zachary A. Nelson.

        These grants are based on 30,000,000 McAfee.com shares. The options vest 25% on January 15, 2000 with 1/48 vesting each month thereafter for the following 36 months. In connection with these grants, we have used the Noreen-Wolfson model to value these options. The valuation per share is $6.09.

        DirectWeb

        In December 1999, we agreed to acquire 3,948,199 shares of Series A Preferred Stock of DirectWeb, Inc. for $2.5 million. DirectWeb, Inc. is a subscription-based online service offering a complete turn-key Windows 98-based PC, unlimited Internet access and technical support for a fixed monthly fee. The shares were acquired in January 1999. In late February 1999, we acquired 4,615,385 shares of DirectWeb Series B Preferred Stock for $6.0 million. In connection with the formation of DirectWeb, we received a warrant to acquire 3,175,000 shares of DirectWeb common stock for total consideration of $317.50. As of March 31, 1999, on an as converted basis and excluding shares that may be acquired upon exercise of our warrant, our total DirectWeb investment represented approximately 12.3% of DirectWeb's outstanding capital stock. With respect to the balance, approximately 35.2% is owned by William L. Larson, a DirectWeb founder and our Chief Executive Officer; 35.4% is owned by Dennis Cline, a DirectWeb founder and our former Vice President of Worldwide Sales; and 17.1% is owned by unrelated third party investors who, along with us, invested in DirectWeb's Series A and Series B Preferred Stock. In addition, Virginia Gemmell, one of our directors, is currently providing consulting services to DirectWeb at the rate of $2,500 per month. In addition, in April 1999, Ms. Gemmell entered into a consulting agreement with DirectWeb, pursuant to which she received an option to purchase 30,000 shares of DirectWeb common stock.

OTHER INFORMATION

May 29, 1998 Stock Split

        On May 29, 1998 we issued a dividend of one share of common stock for every two shares in the form of a three for two stock split. All share numbers in the Proxy have been restated to reflect the stock split.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 1999.

                                        NETWORKS ASSOCIATES, INC.

                                        By: /s/ WILLIAM L. LARSON
                                            -----------------------------------
                                        William L. Larson
                                        Chief Executive Officer and
                                        Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on April 30, 1999 on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                                                              TITLE                             DATE
----------                                                              -----                             ----

/s/ WILLIAM L. LARSON                   Chief Executive Officer and Chairman of the Board                 April 30, 1999
---------------------------------       (Principal Executive Officer)
William L. Larson


/s/ PRABHAT K. GOYAL                    Vice President of Administration, Chief Financial Officer         April 30, 1999
---------------------------------       Treasurer and Secretary (Principal Financial Officer and
Prabhat K. Goyal                        Principal Accounting Officer)


/s/ LESLIE G. DENEND                    Director                                                          April 30, 1999
---------------------------------
Leslie G. Denend


/s/ VIRGINIA GEMMELL                    Director                                                          April 30, 1999
---------------------------------
Virginia Gemmell


/s/ EDWIN HARPER                        Director                                                          April 30, 1999
---------------------------------
Edwin Harper

