Form 10-Q
period 1999-03-31
NETWORKS ASSOCIATES INC/
filed 1999-05-13
CIK 890801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     138,197,011 shares of the registrant's common stock, $0.01 par value, were outstanding as of April 30, 1999.

                        THIS DOCUMENT CONTAINS 42 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 39.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NETWORKS ASSOCIATES, INC.

                                   FORM 10-Q,
                                 MARCH 31, 1999

                                    CONTENTS

                                                              PAGE
                                                              ----
                  PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets:
     March 31, 1999 and December 31, 1998...................    3
  Condensed Consolidated Statements of Income:
     Three months ended March 31, 1999 and 1998.............    4
  Condensed Consolidated Statements of Cash Flows:
     Three months ended March 31, 1999 and 1998.............    5
  Notes to Condensed Consolidated Financial Statements......    6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   13
                    PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS...................................   37
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................   37
SIGNATURES..................................................   38
EXHIBIT INDEX...............................................   39

                           NETWORKS ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  360,842     $  418,899
  Marketable securities.....................................      84,431         98,515
  Accounts receivable, net of allowances for doubtful
     accounts and returns of $116,357 at March 31, 1999 and
     $97,342 at December 31, 1998...........................     292,518        260,784
  Prepaid expenses, income taxes and other current assets...      50,398         59,554
  Deferred taxes............................................      65,866         65,866
                                                              ----------     ----------
          Total current assets..............................     854,055        903,618
Marketable securities.......................................     326,639        216,457
Fixed assets, net...........................................      54,687         54,489
Deferred taxes..............................................      38,205         38,205
Intangibles and other assets................................     308,323        323,952
                                                              ----------     ----------
          Total assets......................................  $1,581,909     $1,536,721
                                                              ==========     ==========

                                      LIABILITIES
Current liabilities:
  Accounts payable..........................................  $   29,304     $   20,881
  Accrued liabilities.......................................     217,032        210,070
  Deferred revenue..........................................     140,896        132,409
  Long term debt, current portion...........................       3,032          3,202
                                                              ----------     ----------
          Total current liabilities.........................     390,264        366,562
  Deferred taxes............................................      13,000         13,000
  Deferred revenue, less current portion....................      48,042         60,189
  Long term debt and other liabilities......................     375,685        374,132
                                                              ----------     ----------
          Total liabilities.................................     826,991        813,883
                                                              ----------     ----------

                                  STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares; Issued and outstanding: one
  share
Common stock, $.01 par value:
  Authorized: 300,000,000 shares; Issued and outstanding:
  138,062,061 shares at March 31, 1999 and 137,123,562
  shares at December 31, 1998...............................       1,381          1,371
Additional paid-in capital..................................     544,605        527,862
Cumulative other comprehensive income -- unrealized gain
  (loss) on investments and foreign currency translation....     (12,449)        (1,534)
Retained earnings...........................................     221,381        195,139
                                                              ----------     ----------
          Total stockholders' equity........................     754,918        722,838
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $1,581,909     $1,536,721
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

                           NETWORKS ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Net revenue.................................................  $245,192    $226,093
Operating costs and expenses:
  Cost of net revenue.......................................    35,243      43,266
  Research and development..................................    35,131      32,257
  Marketing and sales.......................................    93,681      76,834
  General and administrative................................    21,770      18,762
  Amortization of intangibles...............................    15,139       5,646
                                                              --------    --------
          Total operating costs and expenses................   200,964     176,765
                                                              --------    --------
          Income from operations............................    44,228      49,328
Interest and other income and expense, net..................     1,574       5,696
                                                              --------    --------
          Income before provision for income taxes..........    45,802      55,024
Provision for income taxes..................................    19,561      22,280
                                                              --------    --------
          Net income........................................  $ 26,241    $ 32,744
                                                              ========    ========
Other comprehensive income (loss):
Unrealized gain (loss) on investments.......................    (1,187)      1,252
Foreign currency translation loss...........................    (9,728)     (1,142)
Deferred compensation.......................................        --        (599)
                                                              --------    --------
Comprehensive income........................................  $ 15,326    $ 32,255
                                                              ========    ========
Net income per share -- basic...............................  $   0.19    $   0.25
                                                              ========    ========
Shares used in per share calculation -- basic...............   138,395     130,885
                                                              ========    ========
Net income per share -- diluted.............................  $   0.18    $   0.24
                                                              ========    ========
Shares used in per share calculation -- diluted.............   142,607     136,296
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

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Cash flows from operating activities:
Net income..................................................  $  26,241    $  32,744
Adjustments to reconcile net income to net cash provided
  from operating activities:
  Depreciation and amortization.............................     21,265        9,360
  Interest on convertible notes.............................      4,261        2,498
  Unrealized gain (loss) on investments.....................     (1,187)       1,252
  Deferred taxes............................................         --        1,486
  Changes in assets and liabilities:
     Accounts receivable....................................    (31,734)     (12,902)
     Prepaid expenses, taxes and other......................      9,646       (1,551)
     Accounts payable and accrued liabilities...............     12,677       (5,177)
     Deferred revenue.......................................     (3,660)      13,293
                                                              ---------    ---------
       Net cash provided by operating activities............     37,509       41,003
                                                              ---------    ---------
Cash flows from investing activities:
  Purchase of investment securities, net....................    (96,098)    (357,921)
  Additions to fixed assets.................................     (6,323)     (14,464)
                                                              ---------    ---------
       Net cash used in investing activities................   (102,421)    (372,385)
                                                              ---------    ---------
Cash flows from financing activities:
  Issuance of convertible debentures, net of issuance
     costs..................................................         --      337,624
  Proceeds from (repayment of) notes payable................       (170)          44
  Issuance of common stock under stock option and stock
     purchase plans.........................................     16,295       41,192
  Tax benefit from exercise of nonqualified stock options...         --       20,998
  Exercise of warrants......................................        458           --
                                                              ---------    ---------
     Net cash provided by financing activities..............     16,583      399,858
                                                              ---------    ---------
Effect of exchange rate fluctuations........................     (9,728)      (1,142)
                                                              ---------    ---------
Net increase in cash and cash equivalents...................    (58,057)      67,334
Cash and cash equivalents at beginning of period............    418,899      157,031
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 360,842    $ 224,365
                                                              =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has a single reportable segment consisting of the development, sale and support of computer security and management software. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1999, as amended by Form 10-K/A filed on April 30, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements as of and for the year ended December 31, 1998, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

 2. RELATED PARTY TRANSACTIONS

     In December 1998, the Company agreed to acquire 3,948,199 shares of Series A Preferred Stock of DirectWeb, Inc. for $2.5 million. DirectWeb, Inc. is a subscription-based online service offering a complete turnkey Windows-98 based PC, unlimited Internet access and technical support for a fixed user only fee. The shares were acquired in January 1999. In late February 1999, the Company acquired 4,615,385 shares of DirectWeb Series B Preferred Stock for $6.0 million. In connection with the formation of DirectWeb, the Company received a warrant to acquire 3,175,000 shares of Direct Web common stock for total consideration of $317.50. As of March 31, 1999, on an as converted basis and excluding shares that may be acquired upon exercise of its warrant, the Company's total DirectWeb investment represented approximately 12.3% of DirectWeb's outstanding capital stock. With respect to the balance, approximately 35.2% is owned by William L. Larson, a DirectWeb founder and the Company's Chief Executive Officer; 35.4% is owned by Dennis Cline, a DirectWeb founder and the Company's former Vice President of Worldwide Sales; and 17.1% is owned by unrelated third party investors who, along with the Company, invested in DirectWeb's Series A and Series B Preferred Stock.

 3. MCAFEE.COM

     McAfee.com is an Internet destination dedicated to updating, upgrading, and managing PCs over the web. In December 1998, the Company created McAfee.com Corporation as its subsidiary. In 1999, the Company intends to transfer the McAfee.com domain name to this subsidiary and to enter into the agreements and arrangements necessary to allow McAfee.com Corporation to operate the McAfee.com web site independently, with its own workforce and research and development staff.

     In January 1999, several of the Company's officers were granted options to purchase 2,850,000 shares of McAfee.com Common Stock. These options vest 25% on January 15, 2000 and 1/48 per month thereafter. The determination of total compensation to be recognized in connection with these grants requires the remeasurement of the fair value of the options each reporting period until the options are fully vested. Compensation expense is reflected in the Company's results of operations as the options vest. For the three months ended March 31, 1999, the Company recorded compensation expense of approximately $457,000 with respect to these options.

                               NETWORK ASSOCIATES

                                  (UNAUDITED)

 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, the AICPA issued Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition," which the Company has adopted for transactions entered into during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes previous guidance provided by SOP 91-1, "Software Revenue Recognition." Under SOP 97-2, revenue from product licenses is recognized when a signed agreement or other persuasive evidence of an arrangement exists, the software or system has been shipped (or software has been electronically delivered), the license fee is fixed and determinable, and collection of the resulting receivable is probable. For contracts with multiple elements/ obligations, (e.g. software products, upgrades/enhancements, maintenance and services), revenue is allocated to each element of the arrangement based on the Company's evidence of fair value as determined by the amount charged when the element is sold separately. Maintenance revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Revenue on rental units under operating leases and service agreements is recognized over the term of the rental agreement or the period during which services are expected to be performed. Revenue generated from products sold through traditional channels where the right of return exists is reduced by reserves for estimated sales returns.

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

                               NETWORK ASSOCIATES

                                  (UNAUDITED)

 5. NET INCOME PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share calculations is provided as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Numerator -- basic
Net income..................................................  $26,241    $32,744
                                                              =======    =======
Numerator -- diluted
Net income..................................................  $26,241    $32,744
Interest on convertible debentures, net of tax(1)...........       --         --
                                                              -------    -------
Net income available to common stockholder..................  $26,241    $32,744
                                                              =======    =======
Denominator -- basic
Basic weighted average common shares outstanding............  138,395    130,885
                                                              =======    =======
Denominator -- diluted
Basic weighted average common shares outstanding............  138,395    130,885
Effect of dilutive securities:
Common stock options........................................    4,212      5,411
                                                              -------    -------
Diluted weighted average shares.............................  142,607    136,296
                                                              =======    =======
Net income per share -- basic...............................  $  0.19    $  0.25
                                                              =======    =======
Net income per share -- diluted.............................  $  0.18    $  0.24
                                                              =======    =======

---------------
(1) Convertible debt interest and related as-if converted shares are excluded from both the 1998 and 1999 calculations as they are anti-dilutive.

 6. LITIGATION

     On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SI, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 6, 1999. Several similar actions have been filed by other plaintiffs, including Wetzel v. Network Associates, et al., Case No. 99-01731 JL (N.D. Cal), Klein v. Network Associates, et al., Case No. C-99-1789-WHO (N.D. Cal), Hallowell v. Network Associates, et al., Case No. C-99-1778-MEJ (N.D. Cal.), and Estate of Lillian Herschkowitz v. Network Associates, et al., Case No. C-99-1738-SI (N.D. Cal.). On April 21, 1999, a similar action was filed in the United States District Court for the Southern District of Florida, captioned Lidsky v. Network Associates, et al., Case No. 99-1016-CIV. Similar actions have also been filed on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 19, 1999, including Beltran v. Network Associates, Inc. et al., Case No. C99-1943-SI (N.D. Cal.), Goldsmith v. Network Associates, et al., Case No. C99-1990-FMS (N.D. Cal.)., and Schubert v. Network Associates et al., Case No. C99-0594WD (W.D. Wash.). The latter action was filed in the United States District Court for the Western District of Washington on April 23, 1999.

     On April 24, 1997, Network Associates was served by Symantec with a suit filed in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair

                               NETWORK ASSOCIATES

                                  (UNAUDITED)

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

                               NETWORK ASSOCIATES

                                  (UNAUDITED)

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

     On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. All discovery has been completed. The Court will hear the parties' motions for summary judgment on May 20, 1999. If the court denies Network Associates' motion for summary judgment of non-infringement, the court will set the matter for trial sometime later in 1999 or in 2000.

     On July 30, 1998, CyberMedia, Network Associates and certain of CyberMedia's officers and directors were named as defendants in a purported class action entitled Schneider v. Patil, et al., No. 16565NC (Del. Ch.). The complaint, in a subsequent amendment, alleges that the individual defendants breached their fiduciary duties by failing to obtain an adequate price for the company in the Network Associates/ CyberMedia merger. On December 16, 1998, plaintiffs filed a stipulation of voluntary dismissal.

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

     On September 14, 1998, CyberMedia and certain of its former officers and directors were named as defendants in a consolidated amended securities class action complaint filed in the United States District Court for the Central District of California. The consolidated amended complaint consolidated the following previously filed cases: Ong v. CyberMedia, Inc., et al., No. 98-1811 CBM (Ex), filed on March 12, 1998, St. John v. CyberMedia, Inc., et al., No. 98-2085 MRP (SHx), filed on March 24, 1998, Zier v. CyberMedia, Inc., et al., No. 98-2210 CM (MCx), filed on March 26, 1998, Liu v. CyberMedia, Inc., et al., No. 98-2617, filed on April 8, 1998, Kerr, et al. v. CyberMedia, Inc., et al., No. 98-3104 RJK (ANx), filed on April 23, 1998, and Barker v. CyberMedia, Inc., et al., No. SA CV98-401 AHS (ANx), filed on May 6, 1998. Plaintiffs filed a second consolidated amended complaint on March 8, 1999. It alleges that the defendants violated federal securities laws by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 12, 1998. The second consolidated amended complaint did not specify damages. Defendants' response to the second consolidated amended complaint must be filed by July 21, 1999.

     CyberMedia and certain of its former officers and directors were named as defendants in three securities class action lawsuits filed in the Superior Court of Los Angeles County. Such complaints have been ordered consolidated, although a consolidated amended complaint has not yet been filed. The consolidated complaints

                               NETWORK ASSOCIATES

                                  (UNAUDITED)

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

 7. SUBSEQUENT EVENTS

  Stock Option Repricing

     On April 22, 1999, the Company offered its employees, excluding executive officers and certain others, the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. Options to purchase a total of 10.3 million shares were canceled and new options were issued at an exercise price of $11.063, based on the closing price of the Company's common stock on April 22, 1999. The number of shares under the new options equal the number of shares under the old options. The shares subject to each new option continue to vest at the same rate that they would have vested under the old option. However, the new options cannot be exercised for a period of twelve months regardless of vesting status.

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company will incur an initial stock based compensation charge in connection with this repricing. This charge is calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Of the total initial charge of approximately $27.6 million, $7.4 million will be expensed in the quarter ended June 30, 1999 and $20.2 million will be expensed over the remaining vesting period of approximately three years.

     On March 31, 1999, the FASB issued an exposure draft of its Proposed Interpretation, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (the "Proposed Interpretation"). Under the Proposed Interpretation, stock options repriced after December 15, 1998 will be subject to variable plan accounting treatment. If adopted, this proposed guidance will require the Company to remeasure compensation cost for outstanding repriced options each reporting period based on

                               NETWORK ASSOCIATES

                                  (UNAUDITED)

changes in the market value of the underlying common stock after the date of adoption. The FASB currently expects to approve the interpretation in the fourth quarter of 1999. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant additional compensation charges in future periods.

  Stock Repurchase Program

     In May 1999, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock in the open market.

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

     This Report on Form 10-Q contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Risk Factors" and elsewhere in this Report on Form 10-Q.

OVERVIEW

     We are a leading developer and provider of software products that address two of the most important concerns of information technology or IT professionals: network security and network management. In the network security arena, the majority of our revenue has historically been derived from our McAfee anti-virus product line. In the network management arena, the majority of our revenue has historically been derived from our Sniffer network fault and performance management product line. These two flagship product lines form the customer base and product base from which the balance of our product line has developed.

     To continue expanding our revenue base, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, during 1998 we strengthened our anti-virus lineup by adding complementary products in the firewall, intrusion protection, encryption, and virtual private networking categories. On the network management side, during 1998 we built upon our Sniffer line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product line. We have combined complementary products into "suites", offering customers the ability to license multiple products at the same time. Our products are currently organized into four primary product suites: McAfee Total Virus Defense and PGP Total Network Security, which combine to form "Net Tools Secure" and Sniffer Total Network Visibility and Magic Total Service Desk, which combine to form "Net Tools Manager". These four product suites together form a single integrated mega-suite called "Net Tools".

     We organize our products for sale to corporate customers into four product suites:

                                   NET TOOLS

                   NET TOOLS SECURE                                    NET TOOLS MANAGER
------------------------------------------------------  ------------------------------------------------
                                                        SNIFFER TOTAL NETWORK
MCAFEE TOTAL VIRUS DEFENSE  PGP TOTAL NETWORK SECURITY        VISIBILITY        MAGIC TOTAL SERVICE DESK
--------------------------  --------------------------  ---------------------   ------------------------
- VirusScan Security Suite  - PGP Enterprise Security   - Sniffer Distributed   - Magic HelpDesk Suite
                              Suite                       Analysis Suite
- NetShield Security Suite  - Gauntlet Active Firewall  - Sniffer Pro 98        - Self ServiceDesk Suite
                              Suite                       Portable Analysis
                                                          Suite
- GroupShield Security      - CyberCop Intrusion        - Network Informant     - Zero Admin Client
  Suite                       Detection Suite             Suite                   Suite
                                                                                - Zero Admin Client 2001
                                                                                  Suite

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statements of income for the three months ended March 31, 1999 and 1998.

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Net revenue.................................................  100.0%    100.0%
Operating costs and expenses:
  Cost of net revenue.......................................   14.4      19.1
  Research and development..................................   14.3      14.3
  Marketing and sales.......................................   38.2      34.0
  General and administrative................................    8.9       8.3
  Amortization of intangibles...............................    6.2       2.5
                                                              -----     -----
     Total operating costs and expenses.....................   82.0      78.2
                                                              -----     -----
          Income from operations............................   18.0      21.8
Interest and other income and expense net...................    0.7       2.5
                                                              -----     -----
          Income before provision for income taxes..........   18.7      24.3
Provision for income taxes..................................    8.0       9.9
                                                              -----     -----
          Net income........................................   10.7%     14.5%
                                                              =====     =====

     Net Revenue. Net revenue includes product revenues, revenues from software support, maintenance contracts, education and consulting services as well as revenues from those customer support and maintenance contracts that are deferred and recognized over the related service period. Net revenue was $245.2 million in the three months ended March 31, 1999, an increase of 8.4% from $226.1 million in the three months ended March 31, 1998. The increase in net revenues is due to an increase in the breadth of product offerings largely a result of the expansion of both the Net Tools Secure and Net Tools Manager product suites, and the acquisitions of Magic and CyberMedia. We also increased our brand recognition, resulting in the growth of the installed customer base and the renewal of maintenance contracts.

     We have experienced significant growth in net income (before acquisition and related costs) and net revenue. However, our rate of growth has slowed in recent periods due to increased price competition, a maturing anti-virus market and an increasingly higher base from which to grow. More recently, we announced that as a result of decreased visibility into future 1999 revenue due to Year 2000 issues and increasing sales cycles for our products, we intend to limit distributor orders in the second quarter of 1999.* Our intention to limit distributor orders in the second quarter of 1999 in an effort to realign inventory levels in our distribution channels to be more consistent with our revised future revenue expectations will result in significantly lower revenue and a loss in the quarter ended June 30, 1999.* Moreover, in later periods we could experience a significant reduction in our net revenue, net income and related growth as the purchasing patterns of our current or potential customers, particularly those to whom we market broader enterprise solutions, are meaningfully impacted by Year 2000 concerns.*

     International revenue accounted for approximately 43% and 35% of net revenue for the three months ended March 31, 1999 and 1998, respectively. The increase in international net revenue as a percentage of net revenue between the three month periods ended March 31, 1999 and 1998 was due primarily to increased acceptance of our products in international markets and the continued investment in international operations, including the recent acquisition of Dr Solomon's. We expect that international revenue will continue to account for a significant percentage of net revenue.* We also expect that a significant portion of such international revenue will be denominated in local currencies.* To reduce the impact of foreign currency fluctuations we engage in financial risk management activities. However, there can be no assurance that our future results of income will not be adversely affected by such fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on our future international revenue. In addition, there can be no assurance that the macroeconomic issues currently being experienced in Asia will not spread to Europe, the U.S. or Latin America, and/or have a material adverse impact on our revenue or revenue growth in the future. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of its products.* There are a number of additional risks related to the export outside of the United States of the Company's PGP and TIS security products.

     Cost of Revenue. Cost of revenue is comprised of cost of product revenue and cost of services and support revenue. Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting and education services. Cost of revenue was $35.2 million in the three months ended March 31, 1999, a decrease of 18.5% from $43.3 million in the three months ended March 31, 1998.

     We are experiencing greater efficiencies in our hardware purchases as well as an increase in larger deals. Additionally, in the second quarter of 1998 we outsourced our hardware manufacturing to Modus Media Inc. (MMI), who is able to provide us with considerable cost savings. We expect cost of revenue in absolute dollar terms to decrease in the second quarter as we adjust our channel inventory levels, but to rise later in 1999.

     Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Research and development expenses were $35.1 million in the three months ended March 31, 1999, an increase of 8.9% from $32.3 million in the three months ended March 31, 1998. These increases were primarily a result of the general expansion of our product development and technical support staff. As a percentage of net revenue, research and development expenses were 14.3% in the three-month periods ended March 31, 1999 and March 31, 1998. We anticipate that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

     We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products and develop new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.*

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses were $93.7 million in the three months ended March 31, 1999, an increase of 21.9% from $76.8 million in the three months ended March 31, 1998. As a percentage of net revenue, marketing and sales expense was 38.2% and 34.0% in the three-month periods ended March 31, 1999 and 1998. We are continuing to expand the breadth and depth of our product suites. This expansion is expected to contribute to a further increase in marketing and sales expenses in absolute dollars, which may cause expenses to fluctuate as a percentage of net revenue.*

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs were $21.8 million in the three months ended March 31, 1999, an increase of 16% from $18.8 million in the three months ended March 31, 1998. As a percentage of net revenue, general and administrative expenses were 8.9% and 8.3% in the three months periods ended March 31, 1999 and 1998. The increase was due to our continued investments in our finance and administrative infrastructure, which we expect to continue in the foreseeable future. As a result, we expect general and administrative expenses to increase in absolute dollars, but they may fluctuate as a percentage of net revenue.*

     Amortization of Intangibles. The Company expensed $15.1 million and $5.6 million of amortization related to intangibles in the three months ended March 31, 1999 and 1998, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. The increases are due to the acquisitions of Magic Solutions, Inc. ("Magic Solutions") and CyberMedia, as well as the acquisitions of the Virex and NetOctopus products by Dr Solomon's.

  Acquisition and Other Related Costs.

     In connection with the acquisitions in 1998 accounted for as a pooling of interests, we incurred direct transaction costs and other restructuring and related charges in the amount of $85.8 million in the year ended December 31, 1998. In connection with the acquisitions accounted for as purchase transactions, we incurred charges of $49.8 million in the year ended December 31, 1998, consisting principally of the write-off of acquired in-process research & development.

     The following table summarizes the activity during the three months ended March 31, 1999, in the reserves for acquisition and other costs established in the second and third quarters of 1998 (in thousands):

                                   DIRECT                              ASSET
                                 TRANSACTION   SEVERANCE     LEASE     WRITE
                                    COSTS      & BENEFITS    COSTS     DOWNS      OTHER      TOTAL
                                 -----------   ----------    ------    ------    -------    -------
Balance at December 31, 1998...    $ 9,900       $8,338      $5,508    $1,405    $ 2,144    $27,295
Paid Out or Charged against the
  related assets...............     (5,593)        (886)       (413)      (52)       (12)    (6,956)
Adjustment to the liability....          0          750         750         0     (2,000)      (500)
                                   -------       ------      ------    ------    -------    -------
Balance, March 31, 1999........    $ 4,307       $8,202      $5,845    $1,353    $   132    $19,839
                                   =======       ======      ======    ======    =======    =======

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

     For the three months ended March 31, 1999, activity with respect to these reserves consisted principally of the payment of accrued direct transaction costs and severance benefits, and adjustments to remaining accruals. We expect that expenditures related to these accruals will be substantially complete by the end of 1999.*

     With the respect to the various facilities acquired in our 1998 acquisitions that were identified for closure, as of March 31, 1999, 4 facilities worldwide have yet to be disposed of or subleased (3 leased; 1 owned). These facilities are insignificant to our operations and, other than a portion of a leased facility, which we have decided to retain, each is intended for disposal or sublease in 1999.

     The following table summarizes the activity during the three months ended March 31, 1999, in the reserves for acquisition and other costs established in the year ended December 31, 1997 ($000's):

                                      DIRECT                               ASSET
                                    TRANSACTION    SEVERANCE     LEASE     WRITE
                                       COSTS       & BENEFITS    COSTS     DOWNS    OTHER    TOTAL
                                    -----------    ----------    ------    -----    -----    -----
Balance, December 31, 1998........     $ (36)        $ 539       $ (422)   $ 484    $ 374    $ 939
Paid Out or Charged against the
  related assets..................      (111)          (58)        (770)       0        0    $(939)
Adjustment to liability...........       300          (200)       1,258     (484)    (374)     500
                                       -----         -----       ------    -----    -----    -----
Balance, March 31, 1999...........     $ 153         $ 281       $   66    $   0    $   0    $ 500
                                       =====         =====       ======    =====    =====    =====

     For the three months ended March 31, 1999, activity with respect to these reserves consisted principally of expenditures related to accrued lease termination costs and adjustments to remaining accruals. We expect that all expenditures related to these accruals will be completed by the end of the second quarter of 1999.*

     We believe that the balances remaining at March 31, 1999 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and related costs in future periods.

     Interest and Other Income and Expense, Net. Interest and other income and expense, net, decreased to $1.6 million in the three months ended March 31, 1999 from $5.7 million in the three months ended March 31, 1998. The decrease was primarily due to the increase of interest expense to $4.3 million in the three months ended March 31, 1999 from $2.5 million in the three months ended March 31, 1998, primarily as a result of our Zero Coupon Convertible Subordinated Debentures (the "Debentures"), issued in February 1998. Our foreign currency gain also decreased by $1.3 million from the three months ended March 31, 1998 to the three months ended March 31, 1999. The remaining decrease of $1.0 million is due to a decrease of interest income, as a result of reduced cash balances resulting from the acquisitions of Magic and CyberMedia.

     Provision for Income Taxes. Our effective tax rate was 43% for the three-month period ended March 31, 1999, and 40% for the three-month period ended March 31, 1998. Our effective tax rate, excluding amortization of intangibles and interest on the Debentures, was 30% for the three-month period ended March 31, 1999, and 35% for the three-month period ended March 31, 1998. The reduction in the effective tax rate quarter over quarter, excluding amortization of intangibles and interest on the Debentures, is the result of the implementation of various domestic and international tax strategies.

  Liquidity and Capital Resources

     At March 31, 1999, we had $360.8 million in cash and cash equivalents and $411.1 million in marketable securities, for a combined total of $771.9 million.

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

     Net cash provided by operating activities was $37.5 million in the three months ended March 31, 1999 and $41.0 million in the three months ended March 31 1998. Net cash provided by operating activities in the three months ended March 31, 1999, consisted primarily of net income before depreciation and amortization, plus an increase in accounts payable and a decrease in prepaid expenses, income taxes and other current assets, which were partially offset by an increase in accounts receivable. In the three months ended March 31, 1998, net cash provided by operating activities consisted primarily of net income before depreciation and amortization, plus increases in deferred taxes, partially offset by increases in accounts receivable, prepaid expenses, income taxes and other current assets, and decreases in accounts payable and accrued liabilities and deferred revenue.

     We expect our accounts receivable balance as a percentage of sales to increase due to our increased emphasis on international sales, which typically have longer payment terms; a higher percentage of indirect sales through indirect channels and a shift in our product mix to more server/enterprise based products. With an increase in business through indirect channels, our receivable collection experience has become more dependent on the longer payment cycle for VARs, distributors and system integrators. To address this increase in accounts receivable and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables and sell receivables. To the extent that our receivable balance increases, we will be subject to greater general credit risks with respect thereto.

     Net cash used in investing activities was $102.4 million in the three months ended March 31, 1999 consisting primarily of the purchase of marketable securities and additions to fixed assets. Net cash used in investing activities was $372.4 million in the three months ended March 31, 1998 primarily reflecting the purchase of marketable securities and additions to fixed assets.

     Net cash provided by financing activities was $16.6 million in the three months ended March 31, 1999, consisting primarily of the proceeds associated with the exercise of non qualified stock options, partially offset by the effect of exchange rate fluctuations. Net cash provided by financing activities was $399.9 million in the three months ended March 31 1998, consisting primarily of net proceeds from the issuance of the Debentures and the proceeds and tax benefits associated with the exercise of non-qualified stock options.

     We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.*

  EURO

     On January 1, 1999, the "euro" was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the euro. The conversion to the euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result we have the flexibility to transact business with vendors and customers in either euro or traditional national currency units. For those countries where bank accounts were not automatically translated into dual currency bank accounts a separate we maintain separate euro accounts.

  Financial Risk Management

     As a result of the continued expansion of our business in Europe, we expect to see an increase over time in exposures related to nonfunctional currency denominated sales in several European currencies.* Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

nonfunctional currencies and we do not generally hedge anticipated foreign currency cash flows. The hedging activity we have undertaken is intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. The success of this activity depends upon forecasts of transaction activity denominated in various currencies, primarily the Canadian dollar, Australian dollar and certain European currencies.* To the extent that these forecasts are over or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.*

  Year 2000

     YEAR 2000 ISSUE DESCRIBED

     Many currently installed computer systems and software products are coded to accept, store, or report only two digit entries in date code fields. Beginning in the Year 2000, these date code fields will need to be enabled to distinguish 21st century dates from 20th century dates. This is the "Year 2000 issue." As a result, computer systems and/or software used by many companies, including us, our vendors and our customers, will need to be upgraded to comply with these Year 2000 requirements. We could be impacted by Year 2000 issues occurring in our own infrastructure or the infrastructure of our major distributors, suppliers, customers, vendors and financial service organizations. These Year 2000 issues could include information errors and significant information system failures. Any disruption in our operations as a result of Year 2000 issues could have a material adverse effect on our business, results of operations and financial conditions.

     OUR STATE OF READINESS

     Overview. To address Year 2000 readiness, we have implemented a corporate program to coordinate efforts across all business functions and geographic areas, including addressing risks associated with business partners and other third-party relationships. Our internal Year 2000 readiness program is divided into four program areas: Commercial Product Compliance; Internal Systems and Technology Compliance; Supplier and Business Partner Compliance; and Facilities and Safety Compliance. For each of these areas, we are using a four-step approach that includes: Awareness (ownership and task assignment); Inventory (listing of all items to be assessed); Assessment (prioritizing inventoried items, assessing compliance, planning corrective actions, making initial contingency plans); and Corrective Action (implementing corrective actions, verifying implementation, and finalizing contingent plans). We have formed a Year 2000 Steering Team to coordinate this corporate program. We have substantially completed the assessment phase for all areas and target completion of corrective actions by the end of the third quarter of 1999.* There can be no assurance that we will be able to complete all four phases in a timely manner, if at all, or that the process will adequately address the Year 2000 Issue.

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

  Internal Systems and Technology Compliance.

     Core IT Systems. We have implemented the R3 system from SAP A.G. The SAP system is designed to automate more fully our business processes and is certified by SAP A.G. as Year 2000 compliant. This

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

implementation was completed in late 1997 and early 1998 and included most of the major functional areas of our business.

     Other Information Technology Systems. Our other information technology systems include telephone switches and equipment and software; network, desktop and server hardware and related operating systems and applications software; electronic data interchange systems; and human resources systems. We have substantially completed our assessment of these systems and have replaced, upgraded, or planned to replace or upgrade, those systems that were not Year 2000 compliant. The most significant non-compliant system was in human resources. We have undertaken to implement SAP's Human Resources module across all regions of the company to ensure compliance. All system compliance projects are expected to be completed by the end of the third quarter of 1999.*

     Facilities and Safety Compliance. Our facilities and safety technology systems include building systems such as heating, cooling, and air purification, fire and sprinkler systems, security systems and elevators. Our commitment is to minimize the business risks attributable to Year 2000 problems in these systems. We are actively engaged in working with each facilities and safety systems vendor to identify and resolve any Year 2000 compliance issues. We will assign the highest resolution priority to repair or replacement of items that affect our product development, distribution and support operations.*

     Supplier and Business Partner Compliance. Our suppliers and business partners include the sources of the equipment and supplies used by us in the conduct of our business, as well as our landlords, financial institutions, and other service providers. Assessment of our suppliers is underway and will include determination of the level of risk of business interruption associated with a failure of a vendor or supplier to properly address the Year 2000 Issue and assignment of priority to resolution activities. We are requesting written assurance of Year 2000 compliance from our vendors and suppliers whose Year 2000 compliance is important to our business. We are working to develop alternative suppliers in the cases where our vendors will not provide written assurances.

  The Cost to Address Our Year 2000 Issues

     Historic or period costs incurred in connection with the resolution of Year 2000 Issues to date have consisted principally of internal labor costs of compliance planning and assessment and have not been significant. During 1999, we expect to incur an estimated $4,500,000 of compliance related expenditures, of which approximately $2 million has been incurred as of March 31, 1999.* These expenditures relate primarily to the replacement of certain internal systems hardware and software, the most significant being new human resource systems. We do not expect expenditures related to Year 2000 compliance in future years to be significant.*

  Our Contingency Plans

     As part of the four-step process outlined above, specific contingency plans will be developed in connection with the assessment and resolution of the risks identified. We have established certain preliminary information technology contingency plans, and we are continuing to develop contingency plans for each specific area of risk associated with the Year 2000 Issue. We expect to finalize our contingency plans by the end of the third quarter of 1999.*

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

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

     - the size and timing of our non-cash stock-based charges;

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

     Our business is impacted by the seasonal trends and global or regional macroeconomic trends. For example, our net revenue is typically higher in the fourth quarter, as many customers complete annual budgetary cycles, and lower in the summer months when many businesses experience lower sales, particularly in the European market. Our business in Japan, Asia generally and Latin America has been adversely impacted by the adverse economic conditions there. If these conditions were to spread to Europe or the U.S., our business, results of operations and financial condition would be adversely impacted.

IN THE NEAR-TERM, WE EXPECT NEGATIVE, LIMITED OR NO GROWTH IN NET INCOME AND NET REVENUE

     We have experienced significant growth in net income (before acquisition and related costs) and net revenue. However, our rate of growth has slowed in recent periods due to increased price competition, a maturing anti-virus market and an increasingly higher base from which to grow. More recently, we announced that as a result of decreased visibility into future 1999 revenue due to Year 2000 issues and increasing sales cycles for our products, we intend to limit distributor orders in the second quarter of 1999. Among other factors, our strategy of up-selling existing licenses to higher level product suites and the increasing complexity of our products has resulted in longer sales cycles for our products. In addition, like a number of other enterprise-wide software providers, we have recently identified and expect a continued slowing or reduction in customer capital spending related to Year 2000 compliance issues. Our intention to limit distributor orders in the second quarter of 1999 in an effort to realign inventory levels in our distribution channels to be more consistent with our revised future revenue expectations will result in significantly lower revenue and a loss in the quarter ended June 30, 1999. Moreover, in later periods we could experience a significant reduction in our net revenue, net income and related growth as the purchasing patterns of our current or potential customers, particularly those to whom we market broader enterprise solutions, are meaningfully impacted by Year 2000 concerns. Our growth rate and net revenue also depend significantly on renewals of existing orders. If our renewal or up-sale rates slow or decline, our net revenues and operating results would be adversely affected.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND IS LIKELY TO REMAIN VOLATILE

     During the first quarter of 1999, our stock price ranged from a per share high of $61.25 to a low of $28.06. At the close of market on April 30, 1999, our stock price was $13.25 per share. Announcements, litigation developments, and our ability to meet the expectations of brokerage firms, industry analysts or investors with respect to our operating and financial results, may contribute to this volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with public traded securities. In April and May 1999, a number of putative class actions were brought against us, our officers and directors. See "Note 6 of the Notes to Condensed Consolidated Financial Statements." This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

WE EXPECT SIGNIFICANT NON-CASH STOCK-BASED CHARGES

     In light of the recent decline in our stock price and in an effort to retain our employee base, in April 1999, we offered to reprice options held by all employees, other than directors and executive officers. In exchange for their agreeing to not exercise any of the repriced options for a period of twelve months, the exercise price of all eligible employee options with an exercise price in excess of $11.0625 was reduced to $11.0625, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, we will incur a stock-based compensation charge. The initial charge for repriced shares is expected to be approximately $27.6 million, the difference between the new $11.0625 per share exercise price and $13.75, the closing share price on the NASDAQ on April 28, 1999. Of the total initial charge, approximately $7.4 million will be expensed in the quarter ended June 30, 1999 and approximately $20.2 million will be expensed over the remaining vesting period of approximately 3 years.

     On March 31, 1999, the FASB issued an exposure draft of its Proposed Interpretation, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (the "Proposed Interpretation"). Under the Proposed Interpretation, stock options repriced after December 15, 1998 will be subject to variable plan accounting treatment. If adopted, this proposed guidance will require the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock after the date of adoption. The FASB currently expects to approve the interpretation in the fourth quarter of 1999. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In the first quarter of 1999, McAfee.com, our subsidiary, granted options to individuals, including Network Associates executive officers, who are not employed by McAfee.com. As a result, these options will be accounted for under the variable method of accounting, which may result in significant non-cash stock-based charges upon grant and as these options vest. In the quarter ended March 31, 1999, these non-cash charges totaled approximately $457,000. See "Management's Discussion and Analysis of Operating Results and Financial Condition."

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

     In 1997 and 1998, we incurred significant nonrecurring charges associated with our previous acquisitions. Our available cash and our securities may be used to buy or invest in companies or products, which could result in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we buy a company, we may have to incur or assume that company's liabilities, including liabilities that are unknown at the time of acquisition, which may result in a material adverse effect on us.

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT

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

WE FACE RISKS RELATED TO OUR NET TOOLS MEGA-SUITE BUSINESS STRATEGY

     Historically, a majority of our revenues resulted from the licensing of our flagship anti-virus products and Sniffer products. Over the last year we have been focusing our efforts on broadening our revenue base by providing network security and management solutions to enterprise customers, targeting in particular the Windows NT/Intel platform. To this end, we organized our products into four product suites -- McAfee Total Virus Defense, PGP Total Active Security, Sniffer Total Network Visibility and McAfee Total Service
Desk -- which form our integrated "Net Tools" mega-suite solution. The Net Tools product suite model involves a modified product pricing structure. Potential customers may not respond favorably to this modified pricing structure and the lack of a favorable response could materially adversely affect our operating results. In addition, as part of the Net Tools concept, we are in the process of designing a centralized console from which the various component suites can be operated, administered and maintained utilizing a common look and feel. We face significant engineering challenges related to these efforts. Success of our Net Tools suite strategy will also depend, in part, on the following factors:

     - successful development and coordination of our sales force;

     - successful development of a national accounts sales force; and

     - the development and expansion of an effective professional services organization.

WE FACE RISKS RELATED TO OUR SNIFFER PRODUCT STRATEGY

     Although we will continue to offer perpetual licenses with annual support and maintenance contracts for our Sniffer products, we have recently developed a subscription-licensing model for these products. We are also seeking to increase our total Sniffer unit sales through recently developed software-only versions of some of our Sniffer products, which we would mean that we would no longer sell the hardware components contained in those products. However, there is a risk that customers will continue to require that we provide the hardware platform and components currently contained in our Sniffer products. Despite our efforts, total unit license of Sniffer products may not increase and customers may not accept the subscription-pricing model for Sniffer products. To the extent that customers do license Sniffer products on a two-year subscription basis or license significant amounts of software-only Sniffer products, our operating results and financial condition would be likely be affected in the following ways:

     - in the case of subscription licenses, we would expect an increase in deferred revenues related to the service portion of the two-year Sniffer license that would be capitalized on our balance sheet;

     - in the initial year of the subscription license, the corresponding revenue would be lower than if the license were perpetual; and

     - in the case of the software-only Sniffer product license, we would expect lower total revenues and a higher overall gross margin related to that license, as we would not be selling the corresponding hardware component (currently the hardware component generates a lower gross margin than the total product gross margin).

WE FACE RISKS RELATED TO OUR STRATEGY OF ACQUIRING INDEPENDENT AGENTS AND DISTRIBUTORS

     We have been acquiring existing independent agents and distributors of our products in certain strategic markets. We may be required to provide customers the same level of technical support that was previously provided by the acquired agents and distributors. We may be unable to provide technical support or operate any acquired distributor or agent as well as previous operators or at all. The acquisition of any distributor or agent may not result in increased foreign revenues.

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

     We may not be able to successfully develop and market, on a timely basis, enhancements to our existing products or new products. Our product enhancements or new products may not adequately address the changing needs of the marketplace. New products with new technological capabilities could replace or shorten the life cycle of our products or cause our customers to defer or cancel purchases of our products. For example, in the first quarter of 1999, we believe a number of customers for our security products deferred their product purchases pending the introduction of our integrated Active Security product in April 1999.

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

     Although there is a trend toward consolidation in the network security and management market, the market is currently highly fragmented with products offered by many companies. Our principal competitors in the anti-virus market include Symantec, Computer Associates/Cheyenne Software, IBM, and Trend Micro, as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. In the encryption portion of the security market, our principal competitors are Security Dynamics, Cylink, Entrust Technologies and VeriSign. Our principal competitors in the help desk market are Remedy and Software Artistry, recently acquired by Tivoli Systems/ IBM. Our principal competitor in the software-based network fault and performance management market is Hewlett-Packard with other competitors including Azure Technologies, Concord Communications, DeskTalk Systems, Kaspia Systems, Shomiti Systems, and Wandel & Goltermann. We also face competition in the security market from Cisco, Security Dynamics, Checkpoint Software, Internet Security Systems and Axent, and other vendors in the encryption/firewall/intrusion detection market. In addition, we face competition from large and established software companies such as Microsoft, Intel, Novell and HP which offer network management products as enhancements to their network operating systems.

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

OUR CUSTOMERS MAY CANCEL OR DELAY THEIR PURCHASES OF OUR PRODUCTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS; OUR SALES CYCLE IS LONG, WHICH COULD ADVERSELY AFFECT OUR QUARTERLY RESULTS

     Our products may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. Any cancellation or delay could adversely affect our results of operations.

     In addition, as we have continued to evolve as an enterprise-wide software provider and continue to focus on the sale of product suites under the Net Tools umbrella, our sales cycle has lengthened and may continue to lengthen. Sales of large complex products, particularly product suites, frequently require a long education process and significant technical evaluation and commitment of capital and other resources. Moreover, these sales may be subject to the risk of delays associated with customers' internal budget and other procedures for approving large capital expenditures, deploying new technologies within their network and testing and accepting new technologies that affect key operations. Because of these longer sales cycles and the potential large size of such orders, if anticipated orders are not realized or revenues are not otherwise recognized in a particular quarter, our operating results for that quarter could suffer.

WE HAVE ONLY RECENTLY DEVELOPED OUR LARGE ACCOUNTS SALES FORCE; WE FACE RISKS RELATED TO OUR SALES FORCE STRUCTURE

     Our North American direct sales force is divided into three tiers. The first tier focuses on the sale of all of our product suites under the Net Tools umbrella to enterprise and national account customers. The second tier consists of two separate sales groups focused on the sale of the two product supersuites (Net Tools Secure and Net Tools Manager) to the departmental level. The third tier consists of four separate outbound corporate telesales forces who actively market our individual product suites to customers with less than 1,000 end users. Historically, we have not a large enterprise or national accounts sales force and only recently developed a direct sales group focused on these larger accounts.

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

WE SELL OUR PRODUCTS THROUGH INTERMEDIARIES, WHO MAY NOT VIGOROUSLY MARKET OUR PRODUCTS, HAVE RIGHTS OF RETURN OR MAY HAVE DIFFICULTY IN TIMELY PAYING FOR PURCHASED PRODUCTS

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

WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY RIGHTS WHICH OFFER ONLY LIMITED PROTECTION AGAINST POTENTIAL INFRINGERS; WE MAY FACE LITIGATION RELATED TO OUR PROPRIETARY TECHNOLOGY AND RIGHTS

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

     There has been substantial litigation regarding intellectual property rights of technology companies. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including a pending unfair trade practice case and separate patent infringement cases involving each of Symantec, Hilgraeve and Trend Micro. See "Note 6, Notes to the Condensed Consolidated Financial Statements." Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS AND OTHER INHERENT RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES

     In the first quarter of 1999 and in 1998, 1997 and 1996, net revenue from international licenses represented approximately 43%, 36%, 36% and 32%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenues will continue to account for a significant percentage of net revenue. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use nonleveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

     - the impact of longer payment cycles;

     - greater difficulty in accounts receivable collection;

     - unexpected changes in regulatory requirements;

     - seasonality due to the slowdown in European business activities during the third quarter;

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

COMPUTER "HACKERS" MAY DAMAGE OUR PRODUCTS

     Given our high profile in the security software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products. While to date these efforts have been discovered quickly and their adverse impact has been limited, similar viruses or efforts may be created or replicated in the future. In this event, users' computer systems could be damaged and demand for our software products may suffer as a result. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses.

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

     We have tested our current products for Year 2000 compliance and believe that they are Year 2000 compliant. However, the failure of our current or prior products to operate properly with regard to Year 2000 requirements could cause us to incur unanticipated expenses to remedy any problems, cause a reduction in sales and expose us to related litigation by our customers, each of which could harm our business. In addition, we and the third parties with whom we conduct business may utilize equipment or software that may not be Year 2000 compliant. Failure of our or any of these third party's equipment or software to operate properly with regard to the Year 2000 requirements could result in, among other things, unanticipated expenses or efforts to remedy any problems, which could harm our or such third party's respective business. Furthermore, the purchasing patterns of customers, or potential customers, may be affected by Year 2000 issues. Companies may expend significant resources to evaluate and correct their own equipment or software for Year 2000 compliance while they simultaneously evaluate the preparedness of the third parties with whom they deal. These expenditures may result in reduced funds available to purchase products and services such as those offered by us, which could adversely affect our business. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OUR DELAWARE LAW AND OUR ADOPTION OF A RIGHTS PLAN MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND PREVENT CHANGES IN OUR MANAGEMENT

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

                           NETWORKS ASSOCIATES, INC.

                           FORM 10-Q, MARCH 31, 1999

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is incorporated by reference to Note 6 of the Notes to the Consolidated Financial Statements included herein on page 8 of this Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) We filed the following reports on Form 8-K:

    January 14, 1999 related to the press release for the fourth quarter and the year ended December 31, 1998, and our receipt of a comment letter from the Securities and Exchange Commission.

(b) EXHIBITS.

    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                             NETWORKS ASSOCIATES, INC.

                                     FORM 10-Q,
                                   MARCH 31, 1999

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORKS ASSOCIATES, INC.

                                                 /s/ PRABHAT K. GOYAL

                                          --------------------------------------
                                                     Prabhat K. Goyal
                                              Vice President Administration,
                                          Chief Financial Officer and Secretary

Date: May 13, 1999

                           NETWORKS ASSOCIATES, INC.

                                   FORM 10-Q,
                                 MARCH 31, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT TITLE                          PAGE
-------                          -------------                          ----
  2.1     Agreement and Plan of Reorganization, dated October 13,
          1997, among McAfee Associates, Inc., Mystery Acquisition
          Corp. and Network General Corporation, as amended by the
          First Amendment dated as of October 22, 1997.(1)............
  2.2     Combination Agreement dated August 16, 1996 among the
          Registrant, FSA Combination Corp., FSA Corporation and
          Daniel Freedman.(2).........................................
  2.3     Stock Exchange Agreement dated January 13, 1996 among the
          Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and
          the shareholders of Jade.(3)................................
  2.4     Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
          Acquisition Corp.(4)........................................
  2.5     Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5).....
  2.6     Agreement and Plan of Reorganization dated February 22,
          1998, between the Registrant, TIS and Thor Acquisition
          Corp.(6)....................................................
  2.7     Agreement and Plan of Reorganization by and among the
          Registrant, Magic Solutions International, Inc., Merlin
          Acquisition Corp. and Igal Lichtman, Amendment Agreement by
          and among the Registrant, Magic Solutions International,
          Inc., Merlin Acquisition Corp., and Igal Lichtman dated
          March 24, 1998. Second Amendment Agreement by and among the
          Registrant, Magic Solutions International, Inc., Merlin
          Acquisition Corp., and Igal Lichtman dated April 1,
          1998.(7)....................................................
  2.8     Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce
          Cook.(8)....................................................
  2.9     Share Purchase Agreement, dated as of March 30, 1998, among
          FSA Combination Corp., and Irina Karlsson and Jarmo
          Rouvinen.(8)................................................
  2.10    Stock Purchase Agreement, dated as of May 8, 1998, among FSA
          Combination Corp., and Secure Networks, Inc.(8).............
  2.11    Transaction Agreement, dated June 9, 1998, by and between
          the Registrant and Dr Solomon's Group Plc(21)...............
  2.12    Agreement and Plan of Merger, dated July 28, 1998, by and
          between the Registrant and CyberMedia, Inc.(22).............
  3.1     Second Restated Certificate of Incorporation of Networks
          Associates, Inc., as amended on December 1, 1997.(6)........
  3.2     Restated Bylaws of Networks Associates, Inc.(6).............
  3.3     Certificate of Designation of Series A Preferred Stock of
          Networks Associates, Inc.(9)................................
  3.4     Certificate of Designation of Series B Participating
          Preferred Stock of the
          Registrant(23)..............................................
  4.2     Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)......................
  4.5     Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)..........
  4.6     Registration Rights Agreement, dated as of February 13,
          1998, by and between the Registrant and Morgan Stanley & Co.
          Incorporated.(10)...........................................

EXHIBIT
NUMBER                           EXHIBIT TITLE                          PAGE
-------                          -------------                          ----
  4.7     Indenture dated as of February 13, 1998 between the
          Registrant and State Street Bank and Trust Company of
          California, N.A., as Trustee.(10)...........................
  4.10    Registration Rights Agreement dated May 8, 1998, by and
          between the Registrant and the stockholders of Secure
          Networks, Inc.(8)...........................................
  4.11    Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB
          Consulenza Software di Base S.r.l. ("CSB").(11).............
  4.12    Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware
          Seguridad Informatica S.A.(11)..............................
  4.13    Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA
          Information Security Holding AB(24).........................
 10.1     Standard Business Lease (Net) for Network General's
          principal facility dated June 19, 1991, between Network
          General and Menlo Oaks Partners, L.P.(12)...................
 10.2     First Amendment to Lease dated June 10, 1992, between
          Network General and Menlo Parks Partners, L.P.(12)..........
 10.3     Standard Business Lease (Net) for Network General's
          principal facility dated March 11, 1992, between Network
          General and Menlo Oaks Partners L.P.(13)....................
 10.4     First Amendment to Lease dated June 18, 1992, between
          Network General and Menlo Oaks Partners, L.P.(12)...........
 10.5     Lease dated March 31, 1992, between Network General and
          Equitable Life Assurance Society of the United
          States.(12).................................................
 10.6     Second Amendment to Lease dated February 1, 1995, between
          Network General and Menlo Oaks Partners, L.P.(13)...........
 10.7     Third amendment to Lease dated February 1, 1995 between
          Network General and Menlo Oaks Partners L.P.(13)............
 10.8     Fourth Amendment to Lease dated May 31, 1995, between
          Network General and Menlo Oaks Partners, L.P.(14)...........
 10.9     Fifth Amendment to Lease dated June 13, 1995, between
          Network General and Menlo Oaks Partners, L.P.(14)...........
 10.10    Lease dated July 3, 1996 between Network General and
          Campbell Avenue Associates.(15).............................
 10.11    Sixth Amendment to Lease dated November 29, 1996, between
          Network General and Menlo Oaks Partners, L.P.(15)...........
 10.12    Sublease Agreement for facility at 2805 Bowers Avenue, Santa
          Clara, California, dated as of February 20, 1997, by and
          between McAfee Associates, Inc. and National Semiconductor
          Corporation.(16)............................................
 10.13    Lease Agreement dated November 17, 1997 for facility at 3965
          Freedom Circle, Santa Clara, California by and between
          Informix Corporation and McAfee Associates, Inc.(4).........
 10.14    Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank,
          F.S.B., Informix Corporation and Networks Associates,
          Inc.(4).....................................................
 10.15    Subordination, Nondisturbance and Attornment Agreement dated
          December 18, 1997, between Guaranty Federal Bank, F.S.B.,
          Networks Associates, Inc. and Birk S. McCandless, LLC.(4)...
 10.16    Lease dated November 22, 1996 by and between Birk S.
          McCandless, LLC and Informix Corporation for facility at
          3965 Freedom Circle, Santa Clara, California.(4)............

EXHIBIT
NUMBER                           EXHIBIT TITLE                          PAGE
-------                          -------------                          ----
 10.17    Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
          Compusul-Consultoria E Comercio De Informatica Ltda., and
          the stockholders of Compusul-Consultoria E Comercio De
          Informatica Ltda.(17).......................................
 10.18*   1997 Stock Incentive Plan.(17)..............................
 10.19*   Stock Option Plan for Outside Directors.(18)................
 10.21*   Change in control agreement between the Company and Peter
          Watkins dated May 11, 1999..................................
 10.22*   Change in control agreement between the Company and William
          S. Larson dated May 11, 1999................................
 10.23*   Change in control agreement between the Company and Prabhat
          K. Goyal dated May 11, 1999.................................
 10.24*   Change in control agreement between the Company and Zachary
          Nelson, dated May 11, 1999..................................
 27.1     Financial Data Sheet. ......................................

---------------
 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

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

(23) Incorporated by reference from the Registrant's Report on Form 8-A filed with the Commission on October 22, 1998.

(24) Incorporated by reference from the Registrant's report on From 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.

* Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.