Form 10-Q
period 1999-06-30
NETWORKS ASSOCIATES INC/
filed 1999-08-16
CIK 890801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               YES [X]     NO [ ]

     138,987,750 shares of the registrant's common stock, $0.01 par value, were outstanding as of July 31, 1999.

                        THIS DOCUMENT CONTAINS 43 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 40.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NETWORKS ASSOCIATES, INC.

                            FORM 10-Q, JUNE 30, 1999
                            ------------------------

                                    CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations:
         Six months ended June 30, 1999 and 1998.....................    3
         Condensed Consolidated Balance Sheets:
         June 30, 1999 and December 31, 1998.........................    4
         Condensed Consolidated Statements of Cash Flows:
         Six months ended June 30, 1999 and 1998.....................    5
         Notes to Condensed Consolidated Financial Statements........    6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................   13

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   37
Item 2.  Changes in Securities.......................................   37
Item 4.  Submission of Matters to a Vote of Security Holders.........   37
Item 6.  Exhibits and Reports on Form 8-K............................   38
SIGNATURES...........................................................   39
EXHIBIT INDEX........................................................   40

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                ---------    --------    ---------    --------
Net revenue...................................  $  25,196    $249,317    $ 270,388    $475,410
Operating costs and expenses:
  Cost of net revenue.........................     23,554      49,873       58,796      93,139
  Research and development....................     35,781      36,883       70,912      69,140
  Marketing and sales.........................     90,730      67,348      184,411     144,182
  General and administrative..................     54,238      30,410       76,008      49,172
  Amortization of intangibles and stock
     compensation charge......................     22,055      11,085       37,194      16,731
  Acquisition and related charges.............     (8,359)     72,217       (8,359)     72,217
                                                ---------    --------    ---------    --------
          Total operating costs and
            expenses..........................    217,999     267,816      418,962     444,581
                                                ---------    --------    ---------    --------
Income (loss) from operations.................   (192,803)    (18,499)    (148,574)     30,829
Interest and other income and expense, net....      1,898       4,151        3,472       9,847
                                                ---------    --------    ---------    --------
Income (loss) before provision for income
  taxes.......................................   (190,905)    (14,348)    (145,102)     40,676
Provision for income taxes....................      4,880      24,199       24,441      46,479
                                                ---------    --------    ---------    --------
          Net loss............................  $(195,785)   $(38,547)   $(169,543)   $ (5,803)
                                                =========    ========    =========    ========
Other comprehensive loss:
Unrealized loss on investments................  $  (2,122)   $ (1,409)   $  (3,309)   $   (157)
Foreign currency translation loss.............       (766)     (3,554)      (7,388)     (4,696)
Deferred compensation.........................         --          --           --        (599)
                                                ---------    --------    ---------    --------
Comprehensive loss............................  $(198,673)   $(43,510)   $(180,240)   $(11,255)
                                                =========    ========    =========    ========
Net loss per share -- basic...................  $   (1.41)   $  (0.29)   $   (1.22)   $  (0.04)
                                                =========    ========    =========    ========
Shares used in per share
  calculation -- basic........................    138,478     131,503      138,437     131,194
                                                =========    ========    =========    ========
Net loss per share -- diluted.................  $   (1.41)   $  (0.29)   $   (1.22)   $  (0.04)
                                                =========    ========    =========    ========
Shares used in per share
  calculation -- diluted......................    138,478     131,503      138,437     131,194
                                                =========    ========    =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  178,237      $  418,899
  Marketable securities.....................................      77,636          98,515
  Accounts receivable, net of allowances for doubtful
     accounts and returns of $152,634 at June 30, 1999 and
     $97,342 at December 31, 1998...........................     199,394         260,784
  Prepaid expenses, income taxes and other current assets...      48,388          59,554
  Deferred taxes............................................      78,652          65,866
                                                              ----------      ----------
          Total current assets..............................     582,307         903,618
Marketable securities.......................................     364,289         216,457
Fixed assets, net...........................................      56,194          54,489
Deferred taxes..............................................      40,066          38,205
Intangibles and other assets................................     295,635         323,952
                                                              ----------      ----------
          Total assets......................................  $1,338,491      $1,536,721
                                                              ==========      ==========

                                       LIABILITIES
Current liabilities:
  Accounts payable..........................................  $   28,339      $   20,881
  Accrued liabilities.......................................     198,185         210,070
  Deferred revenue..........................................     113,276         132,409
  Long term debt, current portion...........................       3,032           3,202
                                                              ----------      ----------
          Total current liabilities.........................     342,832         366,562
  Deferred taxes............................................      12,144          13,000
  Deferred revenue, less current portion....................      32,515          60,189
  Long term debt and other liabilities......................     378,558         374,132
                                                              ----------      ----------
          Total liabilities.................................     766,049         813,883
                                                              ----------      ----------

                                  STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  Authorized: 5,000,000 shares;
  Common stock, $.01 par value; authorized: 300,000,000
  shares; issued and outstanding: 138,953,405 shares at June
  30, 1999 and 137,123,562 shares at December 31, 1998......       1,390           1,371
Additional paid-in capital..................................     557,688         527,862
Cumulative other comprehensive income - unrealized loss on
  investments and foreign currency translation..............     (12,229)         (1,534)
Retained earnings...........................................      25,593         195,139
                                                              ----------      ----------
          Total stockholders' equity........................     572,442         722,838
                                                              ----------      ----------
          Total liabilities and stockholders' equity........  $1,338,491      $1,536,721
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

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Cash flows from operating activities:
Net loss....................................................  $(169,543)   $  (5,803)
Adjustments to reconcile net income to net cash provided
  from operating activities:
  Acquired in-process research and development{.............         --       27,013
  Depreciation and amortization.............................     41,792       25,362
  Allowance for doubtful accounts...........................     36,533        2,424
  Interest on convertible notes.............................      8,572        6,609
  Unrealized loss on investments............................     (3,309)        (157)
  Deferred taxes............................................    (15,503)     (20,456)
  Stock compensation charge.................................      8,175           --
  Changes in assets and liabilities:
     Accounts receivable....................................     24,857      (44,546)
     Prepaid expenses, taxes and other......................     10,007      (26,232)
     Accounts payable and accrued liabilities...............     (8,576)      19,853
     Deferred revenue.......................................    (46,807)      23,092
                                                              ---------    ---------
          Net cash (used in) provided by operating
            activities......................................   (113,802)       7,159
                                                              ---------    ---------
Cash flows from investing activities:
  Acquisition of Magic Solutions, Inc.......................         --     (109,717)
  Purchase of investment securities, net....................   (126,953)    (313,839)
  Additions to fixed assets.................................    (14,022)     (29,319)
                                                              ---------    ---------
          Net cash used in investing activities.............   (140,975)    (452,875)
                                                              ---------    ---------
Cash flows from financing activities:
  Effect of exchange rate fluctuations......................     (7,386)      (4,696)
  Issuance of convertible debentures, net of issuance
     costs..................................................         --      337,624
  Proceeds from (repayment of) notes payable................       (170)          44
  Issuance of common stock under stock option and stock
     purchase plans.........................................     21,212       74,654
  Tax benefit from exercise of nonqualified stock options...         --       20,998
  Exercise of warrants......................................        459          332
                                                              ---------    ---------
          Net cash provided by financing activities.........     14,115      428,956
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................   (240,662)     (16,760)
Cash and cash equivalents at beginning of period............    418,899      157,031
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 178,237    $ 140,271
                                                              =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has a single reportable segment consisting of the development, sale and support of computer security and management software. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1999, as amended by Form 10-K/A filed on April 30, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements as of and for the year ended December 31, 1998, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

 2. RELATED PARTY TRANSACTIONS

     During the first quarter of 1999, the Company agreed to acquire 3,948,199 shares of Series A Preferred Stock of DirectWeb, Inc. for $2.5 million, and 4,615,385 shares of Series B Preferred Stock for $6.0 million. DirectWeb, Inc. is a subscription-based online service offering a complete turnkey Windows-98 based PC, unlimited Internet access and technical support for a fixed user only fee. In connection with the formation of DirectWeb, the Company received a warrant to acquire 3,175,000 shares of Direct Web common stock for total consideration of $317.50. As of June 30, 1999, on an as converted basis and excluding shares that may be acquired upon exercise of its warrant, the Company's total DirectWeb investment represented approximately 12.3% of DirectWeb's outstanding capital stock. With respect to the balance, approximately 35.2% is owned by William L. Larson, a DirectWeb founder and the Company's Chief Executive Officer; 35.4% is owned by Dennis Cline, a DirectWeb founder and the Company's former Vice President of Worldwide Sales; and 17.1% is owned by unrelated third party investors who, along with the Company, invested in DirectWeb's Series A and Series B Preferred Stock.

 3. MCAFEE.COM

     McAfee.com is an Internet destination dedicated to updating, upgrading, and managing PCs over the web for single use retail, non-corporate customers. In December 1998, the Company incorporated McAfee.com Corporation in Delaware as a wholly owned subsidiary. Since January 1999, the Company has contributed certain assets and liabilities to McAfee.com and has entered into certain inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements.

     In January 1999, several of the Company's executives were granted options to purchase 3,600,000 shares (after restatement for the effects of a two for one stock split in June 1999, and a reverse 3 for 5 stock split in July 1999) of McAfee.com Common Stock. These options vest 25% on January 15, 2000 and 1/48 per month thereafter. Compensation to be recognized in connection with these grants is based on the fair value of the options at the end of each reporting period until the options are fully vested. Compensation expense is reflected in the Company's results of operations as the options vest. For the six months ended June 30, 1999, the Company recorded compensation expense of approximately $1,626,000 with respect to these options.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

 4. STOCK OPTION REPRICING AND STOCK REPURCHASE PLAN

     On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company's common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 2.4 million shares at $11.063 were vested at June 30, 1999, however the new options cannot be exercised for a period of twelve months regardless of vesting status.

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company will incur an initial stock based compensation charge in connection with this repricing. This charge is calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Of the total initial charge of approximately $24.1 million, $6.5 million was expensed in the quarter ended June 30, 1999 and $17.6 million will be expensed over the remaining vesting period of approximately three years.

     On March 31, 1999, the Financial Accounting Standards Board ("FASB") issued an exposure draft of its Proposed Interpretation, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (the "Proposed Interpretation"). Under the Proposed Interpretation, stock options repriced after December 15, 1998 will be subject to variable plan accounting treatment. If adopted, this proposed guidance will require the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock after the date of adoption. The FASB currently expects to approve the release of this interpretation in the fourth quarter of 1999. Depending upon movements in the market value of the Company's common stock, this proposed accounting treatment may result in significant additional compensation charges in future periods.

     In May 1999, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock in the open market. On August 3, 1999 Network Associates sold "European style" put options for 1,000,000 shares of the Company's common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, which is August 3, 2000. The strike price for these put options is $20.00, and the Company received total proceeds of $5,250,000 from the sale.

 5. RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" and SOP No. 98-4, "Deferral of the Effective Date of a Provision of SOP No. 97-2." Prior to 1998, the Company recognized revenues in accordance with SOP No. 91-1, "Software Revenue Recognition." In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 clarifies certain provisions of SOP No. 97-2 that were previously deferred by SOP No. 98-4, and effectively defers the required adoption of those provisions until the Company's fiscal year beginning January 1, 2000. The adoption of SOP No. 98-9 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for years beginning after June 15, 2000, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. The Company is evaluating the requirements of SFAS 133, but does not expect this pronouncement to materially impact the Company's results of operations.

 6. NET LOSS PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net loss per share calculations is provided as follows (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                ---------    --------    ---------    --------
Numerator -- basic
Net loss......................................  $(195,785)   $(38,547)   $(169,543)   $ (5,803)
                                                =========    ========    =========    ========
Numerator -- diluted
Net loss......................................  $(195,785)   $(38,547)   $(169,543)   $ (5,803)
                                                =========    ========    =========    ========
Interest on convertible debentures, net of
  tax(1)......................................         --          --           --          --
                                                ---------    --------    ---------    --------
Net loss available to common stockholder......  $(195,785)   $(38,547)   $(169,543)   $ (5,803)
                                                =========    ========    =========    ========
Denominator -- basic
Basic weighted average common shares
  outstanding.................................    138,478     131,503      138,437     131,194
                                                =========    ========    =========    ========
Denominator -- diluted
Basic weighted average common shares
  outstanding.................................    138,478     131,503      138,437     131,194
Effect of dilutive securities:
  Convertible debt............................         --          --           --          --
  Common stock options........................         --          --           --          --
                                                ---------    --------    ---------    --------
Diluted weighted average shares...............    138,478     131,503      138,437     131,194
                                                =========    ========    =========    ========
Net loss per share -- basic...................  $   (1.41)   $  (0.29)   $   (1.22)   $  (0.04)
                                                =========    ========    =========    ========
Net loss per share -- diluted.................  $   (1.41)   $  (0.29)   $   (1.22)   $  (0.04)
                                                =========    ========    =========    ========

---------------
(1) Convertible debt interest and related as-if converted shares are excluded from both the 1998 and 1999 calculations as the Company incurred a net loss for all periods.

 7. LITIGATION

     On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 6, 1999. Several similar actions have been filed by other plaintiffs against Network Associates, Inc. and certain of its present and former officers and directors, including Wetzel v. Network Associates, Inc., et al., Civil Action No. C-99-1731-SBA, Estate of Lillian Herschkowitz v. Network Associates, Inc., et al., Civil Action No. C-99-1738-SBA, Hallowell v. Network Associates, Inc., et al., Civil Action No. C-99-1778-SBA, Klein v. Network Associates, Inc., et al, Civil Action No. C-99-1789-SBA, Krim v. Network Associates, Inc., et al., Civil Action No. C-99-1808-SBA, Bunson v. Network Associates, Inc., et al., Civil Action No.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

C-99-1812-SBA, Mackzo v. Network Associates, Inc., et al., Civil Action No. C-99-1824-SBA, Fine v. Network Associates, Inc., et al., Civil Action No. C-99-1833-SBA, Pappas v. Network Associates, Inc., et al., Civil Action No. C-99-1850-SBA, Fulton v. Network Associates, Inc., et al., Civil Action No. C99-1870-SBA, Shih v. Network Associates, Inc., et al., Civil Action No. C-99-1883-SBA, Holtan v. Network Associates, Inc., et al., Civil Action No. C-99-20322, Herrera v. Network Associates, Inc., et al., Civil Action No. C-99-20333-SBA, Chan v. Network Associates, Inc., et al., Civil Action No. C-99-20339, Beltran v. Network Associates, Inc., et al., Civil Action No. C-99-1943-SBA, Alschuler v. Network Associates, Inc., et al., Civil Action No. C-99-1971-SBA, Goldsmith v. Network Associates, Inc., et al., Civil Action No. C-99-1990-SBA, Conchado v. Network Associates, Inc., et al., Civil Action No. C-99-2123-SBA, Fleming v. Network Associates, Inc., et al., Civil Action No. C-99-20415-SBA, Casserly v. Network Associates, Inc., et al., Civil Action No. C-99-2232-SBA, Cappa v. Network Associates, Inc., et al., Civil Action No. C-99-20415-EAI, Schubert v. Network Associates, Inc., et al., Civil Action No. C-99-3035, Lidsky v. Network Associates, Inc., et al., Civil Action No. 99-1016-CIV (S.D. Fla.), and Vatuone v. Network Associates, Inc., et al., Civil Action No. C-99-2686-VRW. The cases are in the process of being consolidated. Some of the plaintiffs have filed motions to be appointed lead plaintiff.

     On May 12, 1999, a purported derivative action, captioned Dow Jones Investment Club v. Network Associates, Inc. et al., Civil Action No. CV-781854, was filed against nominal defendant Network Associates, Inc. and certain of its officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges violations of Sections 25402 and 1507 of the California Corporations Code, breach of fiduciary duty, insider trading, gross negligence, and unjust enrichment. The complaint seeks unspecified damages. Two similar derivative actions have been filed by other plaintiffs in the Superior Court of California, County of Santa Clara, including Leighton v. Network Associates, Inc. et al., Civil Action No. CV-781947, and Katz v. Network Associates, Inc., Civil Action No. CV-782194. On January 21, 1999, the court ordered these three pending derivative actions consolidated for pretrial and trial proceedings and deemed the complaint filed in the Leighton action the operative complaint in the consolidated action. Defendants have filed a motion to dismiss the operative complaint. A similar case, captioned Gage v. Network Associates, Inc., et al., Civil Action No. B C211552, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Sections 25400 et seq. of the California Corporations Code,
Section 17200 of the California Business and Professions Code, and breach of fiduciary duty.

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

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

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

     On May 13, 1997, Trend Micro, Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both Network Associates and Symantec. Trend alleges that Network Associates' "WebShield," "GroupShield," and "Gauntlet Firewall" products infringe a Trend patent which was issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, Network Associates filed its answer denying any infringement. Network Associates also filed counterclaims against Trend alleging unfair competition, false advertising, trade libel, and interference with prospective economic advantage. On September 19, 1997, Symantec filed a motion to sever Trend's action against Network Associates from its action against Symantec. Network Associates did not oppose Symantec's motion to sever, other than to recommend a joint hearing on patent claim interpretation. On December 19, 1997, the Court granted Symantec's motion to sever and adopted Network Associates' recommendation regarding a joint hearing on patent claim interpretation. As a result of the Court's decision, Trend's actions against Network Associates and Symantec were to proceed separately. Symantec has since settled out of the lawsuit.

     The Court held a patent claim interpretation hearing on September 1, 1998. The Court issued a ruling on claim interpretation on or about December 29, 1998. In addition, Trend filed a supplemental complaint on October 5, 1998, adding the Gauntlet product to the products accused of infringing Trend's patent. At a case management conference held on October 2, 1998, the Court set a new trial date of November 8, 1999. Since then, the parties have stipulated to a postponement of various dates, including postponement of the trial date until February, 2000. The parties are still engaged in completing discovery.

     On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent, which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. All discovery has been completed. The Court heard Network Associates' motions for summary judgment of non-infringement on May 20, 1999 and granted the motion in a written opinion dated June 10, 1999. The Court entered judgment in favor of Network Associates on July 7, 1999. Hilgraeve has filed an appeal from the judgment to the United States Court of Appeals for the Federal Circuit. That appeal is pending.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

     On July 30, 1998, CyberMedia, Network Associates and certain of CyberMedia's officers and directors were named as defendants in a purported class action entitled Schneider v. Patil, et al., No. 16565NC (Del.Ch.). The complaint, in a subsequent amendment, alleges that the individual defendants breached their fiduciary duties by failing to obtain an adequate price for CyberMedia in the Network Associates/CyberMedia merger. On December 16, 1998, plaintiffs filed a stipulation of voluntary dismissal.

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

     On September 14, 1998, CyberMedia and certain of its former officers and directors were named as defendants in a consolidated amended securities class action complaint filed in the United States District Court for the Central District of California. The consolidated amended complaint consolidated the following previously filed cases: Ong v. CyberMedia, Inc., et al.,No. 98-1811 CBM (Ex), filed on March 12, 1998, St. John v. CyberMedia, Inc., et al., No. 98-2085 MRP (SHx), filed on March 24, 1998, Zier v. CyberMedia, Inc., et al., No. 98-2210 CM (MCx), filed on March 26, 1998, Liu v. CyberMedia, Inc., et al., No. 98-2617, filed on April 8, 1998, Kerr, et al. v. CyberMedia, Inc., et al., No. 98-3104 RJK (ANx), filed on April 23, 1998, and Barker v. CyberMedia, Inc., et al., No. SA CV98-401 AHS (ANx), filed on May 6, 1998. Plaintiffs filed a second consolidated amended complaint on March 8, 1999. It alleges that the defendants violated federal securities laws by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 12, 1998. CyberMedia and certain of its former officers and directors were also named as defendants in three securities class action lawsuits filed in the Superior Court of Los Angeles County. Such complaints have been ordered consolidated, although a consolidated amended complaint has not yet been filed. The consolidated complaints include: Brown v. CyberMedia, Inc., et al., No. B C187898, filed on March 19, 1998, Smith v. CyberMedia, Inc., et al., No. B C188527, filed on March 31, 1998, and Stockwell v. CyberMedia, Inc., et al., No. B C189020, filed on April 8, 1998. The complaints allege that defendants violated California state securities laws and common law by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 13, 1998. Network Associates has reached an agreement in principle with plaintiffs to settle the state and federal securities class actions. The settlement provides for a payment of $11.5 million plus interest from approximately May 6, 1999, $1.5 million (and interest on that amount) of which is to be paid by Network Associates and the remainder of which is to be paid by the Company's insurers. The parties are currently negotiating a Memorandum of Understanding, which will memorialize the agreement in principle. Once a final Stipulation of Settlement has been negotiated and signed, the parties will seek approval of the settlement from the respective courts in which the suits are pending. Consummation of the proposed settlement is contingent on a number of factors including agreement on settlement language and judicial approval.

     On February 4, 1998, CyberMedia filed a lawsuit against Symantec in United States District Court for the Northern District of California. Also named as defendants in the complaint are ZebraSoft, Inc.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

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

     On April 27, 1999, Network Associates was served by Symantec with a suit filed in the Superior Court of California, County of Santa Clara. The suit alleges malicious prosecution in connection with an earlier suit Network Associates brought against Symantec for defamation and related claims, and which was dismissed in December 1997. Symantec has agreed that no response to the Complaint in this action need be filed until further notice.

 8. SUBSEQUENT EVENTS

     On August 3, 1999 Network Associates sold "European style" put options for 1,000,000 shares of the Company's common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, which is August 3, 2000. The strike price for these put options is $20.00, and the Company received total proceeds of $5,250,000 from the sale.

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

     We organize our products for sale to corporate customers into four product suites:

                                   NET TOOLS

                 NET TOOLS SECURE                                   NET TOOLS MANAGER
--------------------------------------------------  --------------------------------------------------
      MCAFEE TOTAL               PGP TOTAL               SNIFFER TOTAL              MAGIC TOTAL
     VIRUS DEFENSE            NETWORK SECURITY         NETWORK VISIBILITY           SERVICE DESK
------------------------  ------------------------  ------------------------  ------------------------
- Total Virus Defense     - Total Network Security  - Total Network           - Total Service Desk
  Suite                     Suite                   Visibility   Suite        Suite
- VirusScan Security      - PGP Virtual Private     - Sniffer Distributed     - Magic HelpDesk Suite
Suite                         Network (VPN) Suite       Analysis Suite        - SupportMagic
- Groupshield Security    - PGP Data Security       - Sniffer Pro 98          - Zero Admin Client
  Suite                   Suite                     Portable   Analysis       Suite
                          - Gauntlet Active           Suite                   - Zero Admin Client 2001
                          Firewall   Suite          - Network Informant           Suite
                          - Cybercop Intrusion      Suite
                              Protection Suite

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

     In addition to our corporate customer base, our primary customer base, we also offer a full range of consumer-oriented security and management software products to retail customers, both through traditional retail stores and via the Internet. Products offered to consumers via the Internet are sold by our subsidiary, McAfee.com.

     Our retail products for sale to consumers and small business customers are organized into three categories:

     - Anti-virus;

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

RESULTS OF OPERATIONS

     The following table sets forth, for the period's indicated, the percentage of net revenue represented by certain items in our statements of operations for the three months and six months ended June 30, 1999 and 1998.

                                                      THREE MONTHS        SIX MONTHS
                                                     ENDED JUNE 30,     ENDED JUNE 30,
                                                     ---------------    --------------
                                                      1999     1998     1999     1998
                                                     ------    -----    -----    -----
Net revenue......................................     100.0%   100.0%   100.0%   100.0%
Operating costs and expenses:
  Cost of net revenue............................      93.5     20.0     21.7     19.6
  Research and development.......................     142.0     14.8     26.2     14.5
  Marketing and sales............................     360.1     27.0     68.2     30.3
  General and administrative.....................     215.3     12.2     28.1     10.3
  Amortization of intangibles....................      87.5      4.4     13.8      3.5
  Acquisition and other related costs............     (33.2)    29.0     (3.1)    15.2
                                                     ------    -----    -----    -----
          Total operating costs and expenses.....     865.2    107.4    154.9     93.4
                                                     ------    -----    -----    -----
Income (loss) from operations....................    (765.2)    (7.4)   (54.9)     6.6
Interest and other income and expense, net.......       7.5      1.7      1.3      2.1
                                                     ------    -----    -----    -----
Income (loss) before provision for income
  taxes..........................................    (757.7)    (5.7)   (53.6)     8.7
Provision for income taxes.......................      19.4      9.7      9.0      9.8
                                                     ------    -----    -----    -----
          Net loss...............................    (777.1)%  (15.4)%  (62.6)%   (1.1)%
                                                     ======    =====    =====    =====

     Net Revenue. Net revenue includes product revenues, revenues from software support, maintenance contracts, education and consulting services as well as revenues from those customer support and maintenance contracts that are deferred and recognized over the related service period. Net revenue was $25.2 million in the three months ended June 30, 1999, a decrease of 89.9% from $249.3 million in the three months ended June 30, 1998. For the six-month period ended June 30, 1999, net revenue decreased 43.1% to $270.4 million from $475.4 million in the same period in 1998. This decrease reflects primarily our decision to limit distributor orders during the second quarter of 1999. During the first quarter of 1999 we began to experience significant decreased visibility into future 1999 revenue due to customer Year 2000 concerns and increasing sales cycles for our products. In an effort to realign our distribution channel inventory to be more consistent with revised future revenue expectations, during the second quarter orders that otherwise might be fulfilled directly by us were delivered to our distributors. As a result, while our channel inventory levels decreased in the second quarter, our revenues were negatively impacted. To further reduce channel inventory levels for certain products we may limit distribution orders during the balance of 1999. However, we generally expect revenues to increase later in the second half of 1999 as sales to the distribution channel increase.*

     International revenue accounted for approximately 51% and 38% of net revenue for the three months ended June 30, 1999 and 1998, respectively. For the six-month periods ended June 30, 1999 and 1998, the percentage of net revenue from international licenses was approximately 44% and 36%, respectively. The increase in international net revenue as a percentage of net revenue was due primarily to increased acceptance of our products in international markets and a decrease in revenue to our distributors, especially in the United States. We expect that international revenue will continue to account for a significant percentage of net revenue.* We also expect that a significant portion of our international revenue will be denominated in local currencies.* To reduce the impact of foreign currency fluctuations we engage in financial risk management activities. However, future results of income may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on our future international revenue. In addition, there can be no assurance that the macroeconomic issues currently being experienced in Asia will not spread to Europe, the U.S. or Latin America, and/or have a material adverse impact on our revenue or revenue growth in the future. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of its products.*

     There are a number of additional risks related to the export outside of the United States of the Company's PGP and TIS security products.

     Cost of Revenue. Cost of revenue is comprised of cost of product revenue and cost of services and support revenue. Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting and education services. Cost of revenue was $23.6 million in the three months ended June 30, 1999, a decrease of 52.8% from $49.9 million in the three months ended June 30, 1998. Cost of revenue was $58.8 million in the six months ended June 30, 1999, a decrease of 36.9% from $93.1 million in the six months ended June 30, 1998.

     Our cost of revenue decreased, in absolute dollars, primarily as a result of our decrease in revenue and our continuing ability to experience greater efficiencies in our hardware purchases. Our cost of revenue increased as a percentage of revenue due to our lower sales level. We expect cost of revenue in absolute dollar terms to increase later in 1999 as our revenue increases.*

     Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Research and development expenses were $35.8 million in the three months ended June 30, 1999, a decrease of 3.0% from $36.9 million in the three months ended June 30, 1998. Research and development expenses were $70.9 million in the six months ended June 30, 1999, an increase of 2.6% from $69.1 million in the six months ended June 30, 1998. Research and development spending has remained largely flat. As a percentage of net revenue, research and development expenses were 142% and 14.8% in the three-month periods ended June 30, 1999 and June 30, 1998, respectively. As a percentage of net revenue, research and development expenses were 26.2% and 14.5% in the six-month periods ended June 30, 1999 and June 30, 1998, respectively. Our research and development expenses increased as a

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

percentage of net revenue due to our lower sales level. We anticipate that research and development expenses will increase in absolute dollars later in 1999, but may fluctuate as a percentage of net revenue.*

     We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products and develop new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.*

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses were $90.7 million in the three months ended June 30, 1999, an increase of 34.7% from $67.3 million in the three months ended June 30, 1998. Marketing and sales expenses were $184.4 million in the six months ended June 30, 1999, an increase of 27.9% from $144.2 million in the six months ended June 30, 1998. As a percentage of net revenue, marketing and sales expense was 360.1% and 27.0% in the three-month periods ended June 30, 1999 and 1998, respectively. As a percentage of net revenue, marketing and sales expense was 68.2% and 30.3% in the six-month periods ended June 30, 1999 and 1998, respectively. Our sales and marketing expenses increased as a percentage of net revenue due to our lower sales level. The increase in sales and marketing expenses is a result of additional advertising spending to increase brand awareness and our continued expansion of product suites. We anticipate that sales and marketing expenses will increase in absolute dollars later in 1999, but may fluctuate as a percentage of net revenue.*

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs were $54.2 million in the three months ended June 30, 1999, an increase of 78.4% from $30.4 million in the three months ended June 30, 1998. General and administrative costs were $76.0 million in the six months ended June 30, 1999, an increase of 54.6% from $49.2 million in the six months ended June 30, 1998. As a percentage of net revenue, general and administrative expenses were 215.3% and 12.2% in the three months periods ended June 30, 1999 and 1998. As a percentage of net revenue, general and administrative expenses were 28.1% and 10.3% in the six months periods ended June 30, 1999 and 1998, respectively. The increase was due to a $31.8 million reserve to cover doubtful accounts. Excluding this charge, general and administrative expenses decreased from $30.4 million in the three months ended June 30, 1998 to $22.4 million in the three months ended June 30, 1999, and from $49.2 million in the six months ended June 30, 1998 to $44.2 million in the six months ended June 30, 1999. This decrease is primarily a result of increased efficiencies achieved through the assimilation of acquired companies, especially Dr. Solomon's. We expect general and administrative expenses to increase in absolute dollars later in 1999, but they may fluctuate as a percentage of net revenue.*

     Amortization of Intangibles and Stock Compensation Charges. We expensed $22.1 million and $11.1 million of amortization related to intangibles and stock compensation charges in the three months ended June 30, 1999 and 1998, respectively. We expensed $37.2 million and $16.7 million of amortization related to intangibles and stock compensation charges in the six months ended June 30, 1999 and 1998, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. Stock compensation charges relate to the repricing of employee stock options and the issuance of McAfee.com stock options to our executives. The increases are due to the stock compensation charges and the acquisitions of Magic Solutions, Inc. ("Magic Solutions"), CyberMedia and the Virex and NetOctopus products by Dr Solomon's.

     During the third quarter of 1999, McAfee.com intends to grant a substantial number of stock options to individuals who are employees of Network Associates and are not employed by McAfee.com. These options

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

will be accounted for under the variable method of accounting. As a result, these option grants may result in an additional significant non-cash stock-based charge upon grant and as these options vest.

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

     The following table summarizes the activity during the six months ended June 30, 1999, in the reserves for acquisition and other costs established in the second and third quarters of 1998 (in thousands):

                                      DIRECT                              ASSET
                                    TRANSACTION   SEVERANCE     LEASE     WRITE
                                       COSTS      & BENEFITS    COSTS     DOWNS     OTHER     TOTAL
                                    -----------   ----------   -------   -------   -------   -------
Balance at December 31, 1998......    $ 9,900      $ 8,338     $ 5,508   $ 1,405   $ 2,144   $27,295
Paid Out or Charged against the
  related assets..................     (5,712)      (1,358)       (722)     (140)     (104)   (8,036)
Adjustment to the liability.......     (1,538)      (2,430)     (1,340)   (1,265)   (2,040)   (8,613)
                                      -------      -------     -------   -------   -------   -------
Balance, June 30, 1999............    $ 2,650      $ 4,550     $ 3,446   $    --   $    --   $10,646
                                      =======      =======     =======   =======   =======   =======

     For the six months ended June 30, 1999, activity with respect to these reserves consisted principally of the payment of accrued direct transaction costs and severance benefits, and adjustments to remaining accruals. We expect that expenditures related to these accruals will be substantially complete by the end of 1999.*

     With the respect to the various facilities acquired in our 1998 acquisitions that were identified for closure, as of June 30, 1999, 3 facilities worldwide have yet to be disposed of or subleased (2 leased; 1 owned). These facilities are insignificant to our operations and, other than a portion of a leased facility, which we have decided to retain, each is intended for disposal or sublease in 1999.

     The following table summarizes the activity during the six months ended June 30, 1999, in the reserves for acquisition and other costs established in the year ended December 31, 1997 (in thousands):

                                              DIRECT                            ASSET
                                            TRANSACTION   SEVERANCE    LEASE    WRITE
                                               COSTS      & BENEFITS   COSTS    DOWNS   OTHER    TOTAL
                                            -----------   ----------   ------   -----   -----   -------
Balance, December 31, 1998................     $ (36)       $ 539      $ (422)  $ 484   $ 374   $   939
Paid Out or Charged against the related
  assets..................................      (193)         (58)       (942)     --      --   $(1,193)
Adjustment to liability...................       229         (481)      1,364    (484)   (374)      254
                                               -----        -----      ------   -----   -----   -------
Balance, June 30, 1999....................     $  --        $  --      $   --   $  --   $  --   $    --
                                               =====        =====      ======   =====   =====   =======

     For the six months ended June 30, 1999, activity with respect to these reserves consisted principally of expenditures related to accrued lease termination costs and adjustments to remaining accruals. All expenditures related to these accruals have been completed and the excess reserves were credited to Acquisition and related costs.

     We believe that the balances remaining at June 30, 1999 are adequate to cover any additional benefits or losses yet to be paid or realized. Any reserves not used will be recorded as a credit to Acquisition and related costs in future periods.

     Interest and Other Income and Expense, Net. Interest and other income and expense, net, decreased to $1.9 million in the three months ended June 30, 1999 from $4.2 million in the three months ended June 30,

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

1998. Interest and other income and expense, net, decreased to $3.5 million in the six months ended June 30, 1999 from $9.8 million in the six months ended June 30, 1998. The decrease was primarily due to the increase of interest expense related to the Zero Coupon Convertible Subordinated Debentures (the "Debentures"), issued in February 1998, and the decrease in interest income. Interest income decreased due to reduced cash balances resulting from the acquisitions of Magic and CyberMedia and cash used in operating activities during the three months ended June 30, 1999.

     Provision for Income Taxes. Our provision for income taxes of $4.9 million for the three-month period ended June 30, 1999 and $24.4 million for the six-month period ended June 30, 1999 primarily relates to income taxes currently payable in foreign jurisdictions.

     Our effective tax rate, excluding amortization of intangibles and interest on the debentures, is expected to be 30% for the three-month period ending September 30, 1999.*

  Liquidity and Capital Resources

     At June 30, 1999, we had $178.2 million in cash and cash equivalents and $441.9 million in marketable securities, for a combined total of $620.1 million.

     Net cash used in operating activities was $113.8 million in the six months ended June 30, 1999 and net cash provided by the six months ended June 30, 1998 was $7.2 million. Net cash used in operating activities in the six months ended June 30, 1999, consisted primarily of net loss before depreciation and amortization, plus a decrease in accounts receivable, prepaid expenses, income taxes and other current assets, which were partially offset by a decrease in deferred revenue. In the six months ended June 30, 1998, net cash provided by operating activities consisted primarily of net loss before depreciation and amortization, plus increases in deferred taxes, partially offset by increases in accounts receivable, prepaid expenses, income taxes and other current assets, and increases in accounts payable and accrued liabilities and deferred revenue.

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

     Net cash used in investing activities was $141.0 million in the six months ended June 30, 1999 consisting primarily of the purchase of marketable securities and additions to fixed assets. Net cash used in investing activities was $452.9 million in the six months ended June 30, 1998 primarily reflecting the purchase of marketable securities and the acquisition of Magic Solutions.

     Net cash provided by financing activities was $14.1 million in the six months ended June 30, 1999, consisting primarily of the proceeds associated with the exercise of non qualified stock options, partially offset by the effect of exchange rate fluctuations. Net cash provided by financing activities was $429.0 million in the six months ended June 30 1998, consisting primarily of net proceeds from the issuance of the Debentures and the proceeds and tax benefits associated with the exercise of non-qualified stock options.

     We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.*

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

  EURO

     On January 1, 1999, the "euro" was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the euro. The introduction of the euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result we have the flexibility to transact business with vendors and customers in either euro or traditional national currency units.

  Financial Risk Management

     As a result of the continued expansion of our business in Europe, we expect to see an increase over time in exposures related to nonfunctional currency denominated sales in several European currencies. Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and we do not generally hedge anticipated foreign currency cash flows. The hedging activity we have undertaken is intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. The success of this activity depends upon forecasts of transaction activity denominated in various currencies, primarily the US dollar, British pound, Canadian dollar, Australian dollar and certain European currencies. To the extent that these forecasts are over or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.*

  Year 2000

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

     OUR STATE OF READINESS

     Overview. To address Year 2000 readiness, we have implemented a corporate program to coordinate efforts across all business functions and geographic areas, including addressing risks associated with business partners and other third-party relationships. Our internal Year 2000 readiness program is divided into four program areas: Commercial Product Compliance; Internal Systems and Technology Compliance; Supplier and Business Partner Compliance; and Facilities and Safety Compliance. For each of these areas, we are using a four-step approach that includes: Awareness (ownership and task assignment); Inventory (listing of all items to be assessed); Assessment (prioritizing inventoried items, assessing compliance, planning corrective actions, making initial contingency plans); and Corrective Action (implementing corrective actions, verifying implementation, and finalizing contingent plans). We have formed a Year 2000 Steering Team to coordinate this corporate program. We have substantially completed the assessment phase for all areas and target completion of corrective actions by the end of the third quarter of 1999.* There can be no assurance that we

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

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

INTERNAL SYSTEMS AND TECHNOLOGY COMPLIANCE.

     Core IT Systems. We have implemented the R3 system from SAP. The SAP system is designed to automate more fully our business processes and is certified by SAP as Year 2000 compliant. This implementation was completed in late 1997 and early 1998 and included most of the major functional areas of our business.

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

THE COST TO ADDRESS OUR YEAR 2000 ISSUES

     Historic or period costs incurred in connection with the resolution of Year 2000 Issues to date have consisted principally of internal labor costs of compliance planning and assessment and have not been significant. During 1999, we expect to incur an estimated $4,500,000 of compliance related expenditures, of which approximately $2.5 million has been incurred as of June 30, 1999.* These expenditures relate primarily

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

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

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 22 for a discussion of certain factors that could affect future performance.

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

IN THE NEAR-TERM, WE EXPECT LIMITED GROWTH IN NET INCOME AND NET REVENUE

     We have historically experienced significant growth in net income (before acquisition and related costs) and net revenue. However, our rate of growth has slowed due to increased price competition, a maturing anti-virus market and an increasingly higher base from which to grow. In the last two quarters we have experienced negative growth. In particular, as a result of decreased visibility into future 1999 revenue due to Year 2000 issues and increasing sales cycles for our products, we limited distributor orders in the second quarter of 1999. Among other factors, our strategy of up-selling existing licenses to higher level product suites and the increasing complexity of our products has resulted in longer sales cycles for our products. In addition, like a number of other enterprise-wide software providers, we have recently identified and expect a continued slowing or reduction in customer capital spending related to Year 2000 compliance issues. Our decision to limit distributor orders resulted in significantly lower revenue and a net loss for the quarter ended June 30, 1999. While we generally expect revenues to increase in the second half of 1999, we could continue to experience pressure on our net revenue, net income and related growth as the purchasing patterns of our current or potential customers, particularly those to whom we market broader enterprise solutions, are meaningfully impacted by Year 2000 concerns. Our growth rate and net revenue also depend significantly on renewals of existing orders. If our renewal or up-sale rates slow or decline, our net revenues and operating results would be adversely affected.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND IS LIKELY TO REMAIN VOLATILE

     During the first half of 1999, our stock price ranged from a per-share high of $61.25 to a low of $10.06. Announcements, litigation developments, and our ability to meet the expectations of brokerage firms, industry analysts or investors with respect to our operating and financial results may contribute to this volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with public traded securities. In April and May 1999, a number of putative class actions were brought against us, our officers and directors. See "Note 6 of the Notes to Condensed Consolidated Financial Statements." This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

WE EXPECT SIGNIFICANT NON-CASH STOCK-BASED CHARGES

     In light of the recent decline in our stock price and in an effort to retain our employee base, in April 1999, we offered to reprice options held by all employees, other than directors and executive officers. In exchange for their agreeing to not exercise any of the repriced options for a period of twelve months, the exercise price of all eligible employee options with an exercise price in excess of $11.0625 was reduced to $11.0625, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, we will incur a stock-based compensation charge. The initial charge for repriced shares was approximately $24.1 million, the difference between the new $11.0625 per share exercise price and $13.75, the closing share price on the NASDAQ on April 28, 1999. Of the total initial charge, $6.5 million was expensed in the quarter ended June 30, 1999, and approximately $17.6 million will be expensed over the remaining vesting period of approximately 3 years.

     On March 31, 1999, the FASB issued an exposure draft of its Proposed Interpretation, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (the "Proposed Interpretation"). Under the Proposed Interpretation, stock options repriced after December 15, 1998 will be subject to variable plan accounting treatment. If adopted, this proposed guidance will require us to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock after the date of adoption. The FASB currently expects to approve the interpretation in the fourth quarter of 1999. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In the first quarter of 1999, McAfee.com, our subsidiary, granted options to individuals, including Network Associates executive officers, who are not employed by McAfee.com. As a result, these options will be accounted for under the variable method of accounting, which may result in significant non-cash stock-based charges upon grant and as these options vest. In the six months ended June 30, 1999, these non-cash charges totaled approximately $1.6 million. During the third quarter of 1999, McAfee.com intends to grant a substantial number of stock options to individuals who are employees of Network Associates and are not employed by McAfee.com. These options may also result in a significant non-cash stock-based charge upon grant and as they vest. See "Management's Discussion and Analysis of Operating Results and Financial Condition."

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

     - CyberMedia in September 1998;

     - Dr Solomon's in August 1998;

     - Magic Solutions and TIS in April 1998;

     - Network General, PGP and Helix Software in December 1997;

     - Vycor Corporation in February 1996;

     - Saber Software in August 1995; and

     - Pro Tools in January 1994.

     We have also completed a number of smaller acquisitions and acquired a number of our international distributors. Recently, we began making strategic minority investments in complementary Internet related companies. As of June 30, 1999, these minority investments totaled $28.5 million. We are currently investigating acquisitions of additional foreign distributors and other strategic minority investments.

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

WE FACE RISKS RELATED TO OUR SNIFFER PRODUCT STRATEGY

     Although we will continue to offer perpetual licenses with annual support and maintenance contracts for our Sniffer products, we have recently developed a subscription-licensing model for these products. We are also seeking to increase our total Sniffer unit sales through recently developed software-only versions of some of our Sniffer products, which would mean that we would no longer sell the hardware components contained in those products. However, there is a risk that customers will continue to require that we provide the hardware platform and components currently contained in our Sniffer products. Despite our efforts, total unit license of Sniffer products may not increase and customers may not accept the subscription-pricing model for Sniffer products. To the extent that customers do license Sniffer products on a two-year subscription basis or license significant amounts of software-only Sniffer products, our operating results and financial condition would be likely be affected in the following ways:

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

WE FACE RISKS RELATED TO OUR MCAFEE.COM STRATEGY

     In December 1998, we incorporated McAfee.com, our wholly owned subsidiary, as our Internet destination dedicated to updating, upgrading and managing personal computers, or PCs, over the Internet for single use retail, non-corporate consumers. Since January 1, 1999, we have operated McAfee.com as a separate division with its own management. While we will continue to sell our consumer products through traditional retail stores, we have agreed with McAfee.com that it has the exclusive right to sell these products over the Internet. Sales of our products over the Internet by McAfee.com, could significantly reduce sales through traditional retail stores.

     In addition to selling traditional software licenses and related maintenance for our consumer products over the Internet, McAfee.com is developing an Internet subscription model for PC security and management products and services. This web-based model is a relatively new concept, and to build awareness and demand for subscription products and services, McAfee.com has to date offered for free McAfee Clinic and other online products and services. McAfee.com currently plans to begin charging a subscription fee for the McAfee Clinic in October 1999 and plans to offer other premium based services. In July 1999, we began a national marketing campaign to build brand awareness for the McAfee.com web site and McAfee.com products. We expect that the McAfee.com business will incur significant losses for the foreseeable future. These losses will be funded by us and will impact our consolidated financial results. The growth and market acceptance of online PC security and management products and services is highly uncertain and subject to a number of factors, including:

     - potential unwillingness of consumers to pay for our subscription based products and services and our ability to properly price our products to generate the greatest revenue opportunities;

     - consumer concerns over the process of uploading information about their PC, attached hardware and resident software to the McAfee.com web site;

     - consumer concerns over the process of downloading information and programs from the McAfee.com web site to their PCs; and

     - the need for, and consumer concern about, transaction security and privacy.

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

     Our long-term success depends on our ability to upgrade and update existing product offerings, modify and enhance acquired products and introduce new products, which meet our customers' needs. Future upgrades and updates may include additional functionality, respond to user problems or address compatibility problems with changing operating systems and environments. We believe that our ability to provide these upgrades and updates frequently and at low costs is key to our success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently to avoid obsolescence. Failure to release upgrades and updates could have a material adverse effect on our business, results of operations and financial condition. We may not be successful in these efforts. In addition, future changes in Windows 95, Windows NT, NetWare or other popular operating systems could cause compatibility problems with our products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of these future versions would delay or reduce demand for our future products which were designed to operate with these future operating systems. Our failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on our business, results of operation and financial condition.

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

     Although there is a trend toward consolidation in the network security and management market, the market is currently highly fragmented with products offered by many companies. Our principal competitors in the anti-virus market include Symantec, Computer Associates/Cheyenne Software, IBM, and Trend Micro, as well as numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors. In the encryption portion of the security market, our principal competitors are Security Dynamics, Cylink, Entrust Technologies and VeriSign. Our principal competitors in the help desk market are Remedy and Software Artistry, recently acquired by Tivoli Systems/ IBM. Our principal competitor in the software-based network fault and performance management market is Hewlett-Packard with other competitors including Azure Technologies, Concord Communications, DeskTalk Systems, Kaspia Systems, Shomiti Systems, and Wandel & Goltermann. We also face competition in the security market from Cisco, Security Dynamics, Checkpoint Software, Internet Security Systems and Axent, and other vendors in the encryption/firewall/intrusion detection market. In addition, we face competition from large and established software companies such as Microsoft, Intel, Novell and HP, which offer network management products as enhancements to their network operating systems.

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

WE HAVE ONLY RECENTLY DEVELOPED OUR LARGE ACCOUNTS SALES FORCE; WE FACE RISKS RELATED TO OUR SALES FORCE STRUCTURE

     Our North American direct sales force is divided into three tiers. The first tier focuses on the sale of all of our product suites under the Net Tools umbrella to enterprise and national account customers. The second tier consists of two separate sales groups focused on the sale of the two product supersuites (Net Tools Secure and Net Tools Manager) to the departmental level. The third tier consists of four separate outbound corporate telesales forces that actively market our individual product suites to customers with less than 1,000 end users. Historically, we have not had a large enterprise or national account's sales force and only recently developed a direct sales group focused on these larger accounts.

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

     Many of our distributors are experiencing economic difficulties worldwide, which may adversely impact our collection of accounts receivable. For example, one of our major European distributors is experiencing significant cash flow issues and we are having difficulty collecting amounts owed to us. As a result, in the quarter ended June 30, 1999 we recorded a $31.8 million reserve against their potential payment default. We regularly review the collectibility and credit worthiness of our distributors to determine an appropriate allowance for doubtful accounts reserve. Our uncollectible accounts could exceed our current or future allowance for doubtful accounts reserve, which would adversely impact our operating results.

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

WE RELY ON THE CONTINUED PROMINENCE OF MICROSOFT TECHNOLOGY

     Although we intend to support other operating systems, our mission is to be the leading supplier of network security and management products for Windows NT/Intel based Network. Sales of our products would be materially and adversely affected by market developments, which are adverse to the Windows operating environments, including the failure of users and application developers to accept Windows NT. In addition, our ability to develop products using the Windows operating environments is dependent on our ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft. We may not be able to gain the necessary access from Microsoft.

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS AND OTHER INHERENT RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES

     In the first six months of 1999 and in 1998, 1997 and 1996, net revenue from international licenses represented approximately 44%, 36%, 36% and 32%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenues will continue to account for a significant percentage of net revenue. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use nonleveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

     Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. Competition for these employees is intense and is expected to remain so for the foreseeable future. We may not be successful in retaining our existing key personnel and in attracting and retaining the personnel we require, and our failure to retain and hire key employees could adversely affect our business and operating results. For example, in April 1998, Mr. Leslie Denend resigned from his position as president of the Company, although he remains on the Company's Board of Directors. Additions of new and departures of existing employees, particularly in key positions, can be disruptive and can result in departures of existing employees, which could adversely affect our business.

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

WE RELY ON A LIMITED NUMBER OF SUPPLIERS AND THIRD-PARTY MANUFACTURERS, WHO MAY NOT CONSISTENTLY MEET OUR BUSINESS NEEDS

     Some of our products contain critical components supplied by a single or a limited number of third parties. We have been required to purchase certain computer platforms around which we design our network fault and performance management products to ensure an available supply of these products for our customers. Any significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders, which could materially adversely affect our results of operations. In addition, if our purchase of these components or platforms exceeds demand, we could incur losses or other charges in disposing of excess inventory, which could also materially adversely affect our results of operations.

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

DELAWARE LAW, OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND OUR ADOPTION OF A RIGHTS PLAN MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND PREVENT CHANGES IN OUR MANAGEMENT

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

     In October 1998, our board of directors adopted shareholders rights plan. Each right under this plan entitles the record holder to buy 1/1000 of a share of our series B participating preferred stock at an exercise price of $200.00. The rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock. We are entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of our common stock.

     Certain provisions of Delaware law and our certificate of incorporation and bylaws, such as a classified board, could delay or make a merger, tender offer or proxy contest involving Network Associates more difficult. While these provisions and our rights plan are intended to enable our board of directors to maximize stockholder value, they may have the effect of discouraging takeovers, which may not be in the best interest of certain stockholders. Our rights plan and these provisions could have an adverse effect on the market value of our common stock.

                           NETWORKS ASSOCIATES, INC.

                            FORM 10-Q, JUNE 30, 1999

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Information with respect to this item is incorporated by reference to Note 6 of the Notes to the Consolidated Financial Statements included herein on page 8 of this Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES:

     On May 28, 1999, the Company issued 483,575 shares of common stock related to the conversion of the one share of preferred stock, which was issued in connection with the acquisition of FSA Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     At the Annual Meeting of Stockholders of the Company on June 24, 1999, the following matters were acted on by the shareholders of the Company:

     1. The re-election of Virginia Gemmell and Edwin L. Harper as Class I directors for additional three year terms:

        Virginia Gemmell

        Shares in Favor             110,080,502
        Shares Against                5,286,350

        Edwin L. Harper

        Shares in Favor             110,041,743
        Shares Against                5,325,109

     2. The approval of an amendment to the Company's 1997 Stock Incentive Plan, to increase the number of shares of the Company's Common Stock reserved for issuance by 4.7 million shares:

        Shares in Favor             102,666,562
        Shares Against               12,288,060
        Shares Abstained                412,230

     3. The approval of an amendment to the Stock Option Plan for the Company's Outside Directors to increase the number of shares of the Company's Common Stock reserved for issuance by 500,000 shares:

        Shares in Favor             104,499,304
        Shares Against               10,423,175
        Shares Abstained                444,373

     4. The approval of an amendment to the Company's 1994 Employee Stock Purchase Plan (as amended on January 20, 1997), to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 1.5 million shares:

        Shares in Favor             107,914,795
        Shares Against                7,073,688
        Shares Abstained                378,369

     5. The ratification of the appointment of PricewaterhouseCoopers L.L.P. as the independent accountants of the Company for the fiscal year ending December 31, 1999:

        Shares in Favor             112,992,032
        Shares Against                2,076,322
        Shares Abstained                298,498

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) No reports on Form 8-K were filed during the quarter:

     (b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                           NETWORKS ASSOCIATES, INC.

                            FORM 10-Q, JUNE 30, 1999

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

Date: August 13, 1999

                           NETWORKS ASSOCIATES, INC.

                            FORM 10-Q, JUNE 30, 1999

                                 EXHIBIT INDEX

EXHIBIT                                                                  PAGE
NUMBER                           EXHIBIT TITLE                          NUMBER
-------                          -------------                          ------
 2.1      Agreement and Plan of Reorganization, dated October 13,
          1997, among McAfee Associates, Inc., Mystery Acquisition
          Corp. and Network General Corporation, as amended by the
          First Amendment dated as of October 22, 1997.(1)............
 2.2      Combination Agreement dated August 16, 1996 among the
          Registrant, FSA Combination Corp., FSA Corporation and
          Daniel Freedman.(2).........................................
 2.3      Stock Exchange Agreement dated January 13, 1996 among the
          Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and
          the shareholders of Jade.(3)................................
 2.4      Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
          Acquisition Corp.(4)........................................
 2.5      Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5).....
 2.6      Agreement and Plan of Reorganization dated February 22,
          1998, between the Registrant, TIS and Thor Acquisition
          Corp.(6)....................................................
 2.7      Agreement and Plan of Reorganization by and among the
          Registrant, Magic Solutions International, Inc., Merlin
          Acquisition Corp. and Igal Lichtman, Amendment Agreement by
          and among the Registrant, Magic Solutions International,
          Inc., Merlin Acquisition Corp., and Igal Lichtman dated
          March 24, 1998. Second Amendment Agreement by and among the
          Registrant, Magic Solutions International, Inc., Merlin
          Acquisition Corp., and Igal Lichtman dated April 1,
          1998.(7)....................................................
 2.8      Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce
          Cook.(8)....................................................
 2.9      Share Purchase Agreement, dated as of March 30, 1998, among
          FSA Combination Corp., and Irina Karlsson and Jarmo
          Rouvinen.(8)................................................
 2.10     Stock Purchase Agreement, dated as of May 8, 1998, among FSA
          Combination Corp., and Secure Networks, Inc.(8).............
 2.11     Transaction Agreement, dated June 9, 1998, by and between
          the Registrant and Dr Solomon's Group Plc.(21)..............
 2.12     Agreement and Plan of Merger, dated July 28, 1998, by and
          between the Registrant and CyberMedia, Inc.(22).............
 3.1      Second Restated Certificate of Incorporation of Networks
          Associates, Inc., as amended on December 1, 1997.(6)........
 3.2      Restated Bylaws of Networks Associates, Inc.(6).............
 3.3      Certificate of Designation of Series A Preferred Stock of
          Networks Associates, Inc.(9)................................
 3.4      Certificate of Designation of Series B Participating
          Preferred Stock of the Registrant.(23)......................
 4.2      Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)......................
 4.5      Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)..........
 4.6      Registration Rights Agreement, dated as of February 13,
          1998, by and between the Registrant and Morgan Stanley & Co.
          Incorporated.(10)...........................................

EXHIBIT                                                                  PAGE
NUMBER                           EXHIBIT TITLE                          NUMBER
-------                          -------------                          ------
 4.7      Indenture dated as of February 13, 1998 between the
          Registrant and State Street Bank and Trust Company of
          California, N.A., as Trustee.(10)...........................
 4.10     Registration Rights Agreement dated May 8, 1998, by and
          between the Registrant and the stockholders of Secure
          Networks, Inc.(8)...........................................
 4.11     Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB
          Consulenza Software di Base S.r.l. ("CSB").(11).............
 4.12     Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware
          Seguridad Informatica S.A.(11)..............................
 4.13     Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA
          Information Security Holding AB.(24)........................
10.1      Standard Business Lease (Net) for Network General's
          principal facility dated June 19, 1991, between Network
          General and Menlo Oaks Partners, L.P.(12)...................
10.2      First Amendment to Lease dated June 10, 1992, between
          Network General and Menlo Parks Partners, L.P.(12)..........
10.3      Standard Business Lease (Net) for Network General's
          principal facility dated March 11, 1992, between Network
          General and Menlo Oaks Partners L.P.(13)....................
10.4      First Amendment to Lease dated June 18, 1992, between
          Network General and Menlo Oaks Partners, L.P.(12)...........
10.5      Lease dated March 31, 1992, between Network General and
          Equitable Life Assurance Society of the United
          States.(12).................................................
10.6      Second Amendment to Lease dated February 1, 1995, between
          Network General and Menlo Oaks Partners, L.P.(13)...........
10.7      Third amendment to Lease dated February 1, 1995 between
          Network General and Menlo Oaks Partners L.P.(13)............
10.8      Fourth Amendment to Lease dated May 31, 1995, between
          Network General and Menlo Oaks Partners, L.P.(14)...........
10.9      Fifth Amendment to Lease dated June 13, 1995, between
          Network General and Menlo Oaks Partners, L.P.(14)...........
10.10     Lease dated July 3, 1996 between Network General and
          Campbell Avenue Associates.(15).............................
10.11     Sixth Amendment to Lease dated November 29, 1996, between
          Network General and Menlo Oaks Partners, L.P.(15)...........
10.12     Sublease Agreement for facility at 2805 Bowers Avenue, Santa
          Clara, California, dated as of February 20, 1997, by and
          between McAfee Associates, Inc. and National Semiconductor
          Corporation.(16)............................................
10.13     Lease Agreement dated November 17, 1997 for facility at 3965
          Freedom Circle, Santa Clara, California by and between
          Informix Corporation and McAfee Associates, Inc.(4).........
10.14     Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank,
          F.S.B., Informix Corporation and Networks Associates,
          Inc.(4).....................................................
10.15     Subordination, Nondisturbance and Attornment Agreement dated
          December 18, 1997, between Guaranty Federal Bank, F.S.B.,
          Networks Associates, Inc. and Birk S. McCandless, LLC.(4)...
10.16     Lease dated November 22, 1996 by and between Birk S.
          McCandless, LLC and Informix Corporation for facility at
          3965 Freedom Circle, Santa Clara, California.(4)............

EXHIBIT                                                                  PAGE
NUMBER                           EXHIBIT TITLE                          NUMBER
-------                          -------------                          ------
10.17     Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
          Compusul-Consultoria E Comercio De Informatica Ltda., and
          the stockholders of Compusul-Consultoria E Comercio De
          Informatica Ltda.(17).......................................
10.18*    1997 Stock Incentive Plan.(17)..............................
10.19*    Stock Option Plan for Outside Directors.(18)................
10.21*    Change in control agreement between the Company and Peter
          Watkins dated May 11, 1999.(25).............................
10.22*    Change in control agreement between the Company and William
          S. Larson dated May 11, 1999.(25)...........................
10.23*    Change in control agreement between the Company and Prabhat
          K. Goyal dated May 11, 1999.(25)............................
10.24*    Change in control agreement between the Company and Zachary
          Nelson, dated May 11, 1999.(25).............................
27.1      Financial Data Sheet........................................

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

(25) Incorporated by reference from the Registrant's report on From 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.
---------------

* Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.