Form 10-Q
period 1999-09-30
NETWORKS ASSOCIATES INC/
filed 1999-11-15
CIK 890801

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                             COMMISSION FILE NUMBER 0-20558

                            --------------------------------

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

                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     139,216,131 shares of the registrant's common stock, $0.01 par value, were outstanding as of September 30, 1999.

                        THIS DOCUMENT CONTAINS 45 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 42.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NETWORKS ASSOCIATES, INC.

                         FORM 10-Q, SEPTEMBER 30, 1999
                            ------------------------

                                    CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                       PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Statements of Operations:
         Three and nine months ended September 30, 1999 and 1998.....    3
         Condensed Consolidated Balance Sheets:
         September 30, 1999 and December 31, 1998....................    4
         Condensed Consolidated Statements of Cash Flows:
         Nine months ended September 30, 1999 and 1998...............    5
         Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................   14

                        PART II: OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...........................................   40
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   40
SIGNATURES...........................................................   41
EXHIBIT INDEX........................................................   42

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------    ---------------------
                                                   1999        1998        1999         1998
                                                 --------    --------    ---------    --------
Net revenues:
Product........................................  $149,141    $203,620    $ 303,351    $607,744
  Services & support...........................    46,060      38,824      162,238     110,110
                                                 --------    --------    ---------    --------
          Total revenues.......................   195,201     242,444      465,589     717,854
Cost of revenues:
  Product......................................    23,718      33,047       64,138     106,422
  Services & support...........................     9,619      11,509       27,996      31,273
                                                 --------    --------    ---------    --------
          Total cost of revenues...............    33,337      44,556       92,134     137,695
Operating expenses:
  Research and development.....................    38,921      33,077      109,833     102,217
  Marketing and sales..........................    88,926      66,007      273,337     210,189
  General and administrative...................    24,218      16,022      100,226      65,195
  Amortization of intangibles and stock
     compensation charge.......................    21,000      11,216       58,194      27,946
  Acquisition and related charges..............   (10,373)     63,399      (18,732)    135,616
                                                 --------    --------    ---------    --------
          Total operating expenses.............   162,692     189,721      522,858     541,163
                                                 --------    --------    ---------    --------
          Income (loss) from operations........      (828)      8,167     (149,403)     38,996
  Interest and other income and expense, net...     1,909       4,099        5,381      13,946
                                                 --------    --------    ---------    --------
          Income (loss) before provision for
            income taxes.......................     1,081      12,266     (144,022)     52,942
Provision for income taxes.....................     1,322      26,710       25,763      73,189
                                                 --------    --------    ---------    --------
          Net loss.............................  $   (241)   $(14,444)   $(169,785)   $(20,247)
                                                 ========    ========    =========    ========
Other comprehensive income (loss):
Unrealized gain (loss) on investments..........  $    897    $  2,409    $  (2,412)   $  2,196
Foreign currency translation gain (loss).......     2,855        (850)      (4,531)     (3,484)
                                                 --------    --------    ---------    --------
Comprehensive income (loss)....................  $  3,511    $(12,885)   $(176,728)   $(21,536)
                                                 ========    ========    =========    ========
Net loss per share -- basic....................  $   0.00    $  (0.11)   $   (1.23)   $  (0.15)
                                                 ========    ========    =========    ========
Shares used in per share calculation --basic...   139,038     133,531      137,906     131,973
                                                 ========    ========    =========    ========
Net loss per share -- diluted..................  $   0.00    $  (0.11)   $   (1.23)   $  (0.15)
                                                 ========    ========    =========    ========
Shares used in per share
  calculation -- diluted.......................   139,038     133,531      137,906     131,973
                                                 ========    ========    =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
Cash and cash equivalents...................................   $  249,426       $  418,899
  Marketable securities.....................................       50,138           98,515
  Accounts receivable, net of allowances for doubtful
     accounts and returns of $128,285 at September 30, 1999
     and $97,342 at December 31, 1998.......................      190,829          260,784
  Prepaid expenses, income taxes and other current assets...       32,145           59,554
  Deferred taxes............................................       80,965           65,866
                                                               ----------       ----------
          Total current assets..............................      603,503          903,618
Marketable securities.......................................      352,370          216,457
Fixed assets, net...........................................       47,639           54,489
Deferred taxes..............................................       46,323           38,205
Intangibles and other assets................................      291,117          323,952
                                                               ----------       ----------
          Total assets......................................   $1,340,952       $1,536,721
                                                               ==========       ==========

                                        LIABILITIES
Current liabilities:
  Accounts payable..........................................   $   15,485       $   20,881
  Accrued liabilities.......................................      193,229          210,070
  Deferred revenue..........................................      119,124          132,409
  Long term debt, current portion...........................          411            3,202
                                                               ----------       ----------
          Total current liabilities.........................      328,249          366,562
  Deferred taxes............................................       11,484           13,000
  Deferred revenue, less current portion....................       29,692           60,189
  Long term debt and other liabilities......................      380,362          374,132
                                                               ----------       ----------
          Total liabilities.................................      749,787          813,883
                                                               ----------       ----------

                                   STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized: 5,000,000
  shares; Common stock, $.01 par value; authorized:
  300,000,000 shares; issued: 139,316,131 shares at
  September 30, 1999 and 137,123,562 shares at December 31,
  1998......................................................        1,393            1,371
Treasury stock..............................................       (1,606)              --
Additional paid-in capital..................................      574,503          527,862
Cumulative other comprehensive income -- unrealized loss on
  investments and foreign currency translation..............       (8,477)          (1,534)
Retained earnings...........................................       25,352          195,139
                                                               ----------       ----------
          Total stockholders' equity........................      591,165          722,838
                                                               ----------       ----------
          Total liabilities and stockholders' equity........   $1,340,952       $1,536,721
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

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(169,785)   $ (20,247)
Adjustments to reconcile net loss to net cash provided
  (used) from operating activities:
  Acquired in-process research and development..............         --       49,843
  Depreciation and amortization.............................     61,551       53,703
  Write down of owned facility..............................         --        1,177
  Allowance for doubtful accounts...........................     36,867        6,658
  Interest on convertible notes.............................     12,934       11,055
  Unrealized gain (loss) on investments.....................     (2,412)       2,252
  Deferred taxes............................................    (24,733)      13,025
  Stock compensation charges................................     14,806           --
  Changes in assets and liabilities:
     Accounts receivable....................................     33,092      (70,012)
     Prepaid expenses, taxes and other......................     16,797      (22,462)
     Accounts payable and accrued liabilities...............    (28,943)     (24,838)
     Deferred revenue.......................................    (43,782)      35,392
                                                              ---------    ---------
          Net cash provided by (used in) operating
            activities......................................    (93,608)      35,546
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of CyberMedia, Inc............................         --     (119,958)
  Acquisition of Magic Solutions, Inc.......................         --     (109,717)
  Purchase of investment securities, net....................    (87,535)     (19,138)
  Additions to fixed assets.................................    (17,778)     (33,453)
  Proceeds from sale of fixed assets........................      6,518           --
                                                              ---------    ---------
          Net cash used in investing activities.............    (98,795)    (282,266)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Effect of exchange rate fluctuations......................     (4,531)      (3,827)
  Sale of convertible debentures............................         --      337,624
  Repayment of notes payable................................     (2,791)        (186)
  Issuance of common stock under stock option and stock
     purchase plans.........................................     26,149       94,300
  Tax benefit from exercise of nonqualified stock options...         --       25,154
  Repurchase of common stock................................     (1,606)          --
  Exercise of warrants......................................        459          463
  Proceeds from sale of put options.........................      5,250           --
                                                              ---------    ---------
          Net cash provided by financing activities.........     22,930      453,528
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........   (169,473)     206,808
Cash and cash equivalents at beginning of period............    418,899      157,031
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 249,426    $ 363,839
                                                              =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by the Company without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has two reportable segments consisting of computer security and management software ("Enterprise"), and consumer PC security and management software on the Internet ("McAfee.com"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1999, as amended by Form 10-K/A filed on April 30, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements as of and for the year ended December 31, 1998, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. RELATED PARTY TRANSACTIONS

     During the first quarter of 1999, the Company agreed to acquire 3,948,199 shares of Series A Preferred Stock of DirectWeb, Inc. for $2.5 million, and 4,615,385 shares of Series B Preferred Stock for $6.0 million. DirectWeb, Inc. is a subscription-based online service offering a complete turnkey Windows-98 based PC, unlimited Internet access and technical support for a fixed user only fee. In connection with the formation of DirectWeb, the Company received a warrant to acquire 3,175,000 shares of Direct Web common stock for total consideration of $317.50. As of September 30, 1999, on an as converted basis and excluding shares that may be acquired upon exercise of its warrant, the Company's total DirectWeb investment represented approximately 12.3% of DirectWeb's outstanding capital stock. With respect to the balance, approximately 35.2% is owned by William L. Larson, a DirectWeb founder and the Company's Chief Executive Officer; 35.4% is owned by Dennis Cline, a DirectWeb founder and the Company's former Vice President of Worldwide Sales; and 17.1% is owned by unrelated third party investors who, along with the Company, invested in DirectWeb's Series A and Series B Preferred Stock.

3. MCAFEE.COM

     McAfee.com is an Internet destination dedicated to updating, upgrading, and managing PCs over the web for single use retail, non-corporate, consumers. In December 1998, the Company incorporated McAfee.com Corporation in Delaware as a wholly owned subsidiary. Since January 1, 1999, the Company has contributed certain assets and liabilities to McAfee.com and has entered into certain inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements. In September 1999, McAfee.com filed an S-1 with the Securities and Exchange Commission ("SEC') for an initial public offering. Upon the completion of the offering, if at all, the Company will own all of the outstanding Class B common stock, representing approximately 85% of McAfee.com's outstanding common stock, assuming no exercise of the underwriter's over-allotment option.

     In January 1999, executives of Network Associates were granted options to purchase 1,710,000 shares (after restatement for the effects of a two for one stock split in June 1999, a reverse 3 for 5 stock split in July 1999, and share reduction/cancellation in September 1999) of McAfee.com common stock. As of September 30, 1999, all these options were fully vested. In connection with these options, the Company recorded total

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

compensation expense for the three and nine months ended September 30, 1999 of approximately $5.0 million and $6.6 million, respectively.

4. SEGMENT REPORTING

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. In fiscal year 1998, the Company determined that it had a single reporting segment consisting of the development, sale, and support of computer security and management software. Since then, the Company established one of its subsidiaries, McAfee.com, as a separate business entity. As of September 30, 1999, the Company evaluated its product segments in accordance with SFAS 131 and concluded that its reportable segments are computer security and management software ("Enterprise"), and consumer PC security and management software on the Internet ("McAfee.com").

     The Enterprise segment is organized into two product suites: Net Tools Secure and Net Tools Manager. These product suites are marketed and sold through a direct sales force to distributors, retailers, and end users in the United States, Europe, Asia Pacific and Latin America.

     The McAfee.com segment is a one-stop destination for consumer PC security and management needs on the Internet. The McAfee.com website provides a suite of online products and services personalized for the user based on the user's PC configuration, attached peripherals and resident software.

     Summarized pre-tax financial information concerning the Company's reportable segments is provided as follows (in thousands):

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                 --------------------    ---------------------
                                   1999        1998        1999         1998
                                 --------    --------    ---------    --------
Enterprise:
Net revenues...................  $188,438    $240,762    $ 449,494    $713,586
  Segment profit (loss)........    10,895     (13,404)    (147,987)    (19,424)
McAfee.com:
  Net revenues.................     6,763       1,682       16,095       4,268
  Segment loss.................   (11,136)     (1,040)     (21,798)       (823)

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
                                                     -------------    ------------
Enterprise:
Total assets.......................................   $1,330,883       $1,534,283
McAfee.com:
     Total assets..................................       10,069            2,438

5. STOCK OPTION REPRICING AND STOCK REPURCHASE PLAN

     On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company's common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.0 million shares at $11.063 were vested at September 30, 1999, however the new options cannot be exercised for a period of twelve months regardless of vesting status.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $1.6 million and $8.2 million were expensed in the three and nine months ended September 30, 1999, respectively, and approximately $14.5 million will be expensed over the remaining vesting period.

     On March 31, 1999, the Financial Accounting Standards Board ("FASB") issued an exposure draft of its Proposed Interpretation, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (the "Proposed Interpretation"). Under the Proposed Interpretation, stock options repriced after December 15, 1998 will be subject to variable plan accounting treatment. If adopted, this proposed guidance will require the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock after the date of adoption. The FASB currently expects to approve the release of this interpretation in the first quarter of 2000. Depending upon movements in the market value of the Company's common stock, this proposed accounting treatment may result in significant additional compensation charges in future periods.

     In May 1999, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock in the open market. In the quarter ended September 30, 1999, the Company repurchased 100,000 shares of its common stock for a total cash outlay of approximately $1.6 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements going forward.

     On August 3, 1999, Network Associates sold "European style" put options for 1,000,000 shares of the Company's common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, which is August 3, 2000. The strike price for these put options is $20.00, and the Company received total proceeds of $5,250,000 from the sale.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

7. NET LOSS PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net loss per share calculations is provided as follows (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------    ---------------------
                                                   1999        1998        1999         1998
                                                 --------    --------    ---------    --------
Numerator -- basic
Net loss.......................................  $   (241)   $(14,444)   $(169,785)   $(20,247)
                                                 ========    ========    =========    ========
Numerator -- diluted
Net loss.......................................  $   (241)   $(14,444)   $(169,785)   $(20,247)
                                                 ========    ========    =========    ========
Interest on convertible debentures, net of
  tax(1).......................................        --          --           --          --
Denominator -- basic
Basic weighted average common shares
  outstanding..................................   139,038     133,531      137,906     131,973
                                                 ========    ========    =========    ========
Denominator -- diluted
Basic weighted average common shares
  outstanding..................................   139,038     133,531      137,906     131,973
                                                 --------    --------    ---------    --------
Effect of dilutive securities:
  Convertible debt.............................        --          --           --          --
  Common stock options.........................        --          --           --          --
Diluted weighted average shares................   139,038     133,531      137,906     131,973
                                                 ========    ========    =========    ========
Net loss per share -- basic....................  $   0.00    $  (0.11)   $   (1.23)   $  (0.15)
                                                 ========    ========    =========    ========
Net loss per share -- diluted..................  $   0.00    $  (0.11)   $   (1.23)   $  (0.15)
                                                 ========    ========    =========    ========

---------------
(1) Convertible debt interest and related as-if converted shares are excluded from both the 1998 and 1999 calculations as the Company incurred a net loss for all periods.

8. LITIGATION

     On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 6, 1999. Twenty-four similar actions asserting virtually identical allegations have been filed by other plaintiffs. The Court has consolidated these cases. Certain of the plaintiffs have filed motions seeking to be appointed lead plaintiff. The Company has not responded to the complaints.

     On May 12, 1999, a purported derivative action, captioned Dow Jones Investment Club v. Network Associates, Inc. et al., Civil Action No. CV-781854, was filed against nominal defendant Network Associates, Inc. and certain of its officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges violations of Sections 25402 and 1507 of the California Corporations Code, breach of fiduciary duty, insider trading, gross negligence, and unjust enrichment. The complaint seeks unspecified damages. Two similar derivative actions have been filed by other plaintiffs in the Superior Court of California, County of Santa Clara, including Leighton v. Network Associates, Inc. et al., Civil Action No. CV-781947, and Katz v. Network Associates, Inc., Civil Action No. CV-782194. On January 21, 1999, the court ordered

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

these three actions consolidated for pretrial and trial proceedings and deemed the complaint filed in the Leighton action the operative complaint. Defendants have filed a motion to dismiss the operative complaint. A similar case, captioned Gage v. Network Associates, Inc., et al., Civil Action No. B C211552, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Sections 25400 et seq. of the California Corporations Code, Section 17200 of the California Business and Professions Code, and breach of fiduciary duty. The parties have stipulated to transfer the action to Santa Clara County Superior Court.

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

     On May 13, 1997, Trend Micro, Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both Network Associates and Symantec. Trend alleges that Network Associates' "WebShield," "GroupShield," and "Gauntlet Firewall" products infringe a Trend patent, which

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

was issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, Network Associates filed its answer denying any infringement. Network Associates also filed counterclaims against Trend alleging unfair competition, false advertising, trade libel, and interference with prospective economic advantage. On September 19, 1997, Symantec filed a motion to sever Trend's action against Network Associates from its action against Symantec. Network Associates did not oppose Symantec's motion to sever, other than to recommend a joint hearing on patent claim interpretation. On December 19, 1997, the Court granted Symantec's motion to sever and adopted Network Associates' recommendation regarding a joint hearing on patent claim interpretation. As a result of the Court's decision, Trend's actions against Network Associates and Symantec were to proceed separately. Symantec has since settled out of the lawsuit.

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

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

CyberMedia, Inc., et al., No. 98-2210 CM (MCx), filed on March 26, 1998, Liu v. CyberMedia, Inc., et al., No. 98-2617, filed on April 8, 1998, Kerr, et al. v. CyberMedia, Inc., et al., No. 98-3104 RJK (Anx), filed on April 23, 1998, and Barker v. CyberMedia, Inc., et al., No. SA CV98-401 AHS (ANx), filed on May 6, 1998. Plaintiffs filed a second consolidated amended complaint on March 8, 1999. It alleges that the defendants violated federal securities laws by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 12, 1998. CyberMedia and certain of its former officers and directors were also named as defendants in three securities class action lawsuits filed in the Superior Court of Los Angeles County. Such complaints have been ordered consolidated, although a consolidated amended complaint has not yet been filed. The consolidated complaints include: Brown v. CyberMedia, Inc., et al., No. B C187898, filed on March 19, 1998, Smith v. CyberMedia, Inc., et al. No. B C188527, filed on March 31, 1998, and Stockwell v. CyberMedia, Inc., et al., No. B C189020, filed on April 8, 1998. The complaints allege that defendants violated California state securities laws and common law by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 13, 1998. Network Associates has reached an agreement in principle with plaintiffs to settle the state and federal securities class actions. The settlement provides for a payment of $11.5 million plus interest from approximately May 6, 1999, $1.5 million (and interest on that amount) of which is to be paid by Network Associates and the remainder of which is to be paid by the Company's insurers. The parties memorialized the agreement in principle in a Memorandum of Understanding and are negotiating a final Stipulation of Settlement. Once a final Stipulation of Settlement has been negotiated and signed, the parties will seek judicial approval of the settlement. Consummation of the proposed settlement is contingent on a number of factors including agreement on settlement language and judicial approval.

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

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

9. FIXED ASSETS SALE-LEASEBACK

     On September 20, 1999, the Company sold approximately $6.5 million of fixed assets to a third party and leased them back under an operating lease. The initial term of the lease is 12 months, with an option to renew the lease for an additional 12 months.

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

     We organize our products for sale to corporate customers into four product suites:

                                   NET TOOLS

              NET TOOLS SECURE
--------------------------------------------
 MCAFEE TOTAL VIRUS      PGP TOTAL NETWORK
       DEFENSE               SECURITY
 ------------------    ---------------------
- Total Virus Defense  - Total Network
- Suite                  Security Suite
- VirusScan Security   - PGP Virtual Private
  Suite                  Network (VPN)
- GroupShield            Suite
  Security Suite       - PGP Data Security
                         Suite
                       - Gauntlet Active
                         Firewall Suite
                       - Cybercop Intrusion
                         Protection Suite

             NET TOOLS MANAGER
--------------------------------------------
SNIFFER TOTAL NETWORK   MAGIC TOTAL SERVICE
     VISIBILITY                DESK
---------------------  ---------------------
- Total Network        - Total Service
  Visibility Suite       Desk Suite
- Sniffer Distributed  - Magic HelpDesk
  Analysis Suite         Suite
- Sniffer Pro 98       - SupportMagic
  Portable Analysis    - Zero Admin Client
  Suite                  Suite
- Network Informant    - Zero Admin Client
  Suite                  2001 Suite

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

     Our retail products for sale to consumers and small business customers are organized into three categories:

     - Anti-virus;

     - Internet security/privacy; and

     - Desktop utilities.

     Our retail products are available as stand-alone products or bundled together as part of a suite. For example, our VirusScan anti-virus software is sold both as a stand-alone product and as part of various product suites, such as McAfee Office 2000 and McAfee Office Pro. We generally utilize a perpetual or unlimited license for products sold in the retail channel.

     McAfee.com sells our retail products to consumers over the Internet. Through the McAfee.com web site, consumers can secure, repair, update and upgrade their PC's online. The web site provides a suite of online products and services, including the McAfee Clinic, Anti-Virus Center and PC Checkup Center, personalized for consumers based on their PC configurations, software and attached peripherals, such as scanners, printers and modems. As of November 2, 1999 McAfee.com had over 100,000 paid subscribers for their McAfee Clinic service.

RESULTS OF OPERATIONS

     The following table sets forth, for the period's indicated, the percentage of net revenues represented by certain items in our statements of operations for the three months and nine months ended September 30, 1999 and 1998.

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                      -------------------       ------------------
                                                      1999          1998         1999        1998
                                                      -----         -----       ------       -----
Net revenues:
Product.............................................  76.4          84.0         65.2        84.7
  Services & support................................  23.6          16.0         34.8        15.3
                                                      ----          ----        -----        ----
          Total revenues............................   100%          100%         100%        100%
Cost of revenues:
  Product...........................................  12.2          13.6         13.8        14.8
  Services & support................................   4.9           4.8          6.0         4.4
                                                      ----          ----        -----        ----
          Total cost of revenues....................  17.1          18.4         19.8        19.2
Operating Expenses:
  Research and development..........................  19.9          13.6         23.6        14.2
  Marketing and sales...............................  45.6          27.3         58.7        29.3
  General and administrative........................  12.4           6.6         21.5         9.1
  Stock compensation charge.........................   3.4            --          3.2          --
  Amortization of intangibles.......................   7.4           4.6          9.3         3.9
  Acquisition and other related costs...............  (5.3)         26.1         (4.0)       18.9
                                                      ----          ----        -----        ----
          Total operating expenses..................  83.3          78.2        112.3        75.4
                                                      ----          ----        -----        ----
  Income (loss) from operations.....................  (0.4)          3.4        (32.1)        5.4
  Interest and other income and expense, net........   1.0           1.7          1.1         2.0
                                                      ----          ----        -----        ----
  Income (loss) before provision for income taxes...   0.6           5.1        (30.9)        7.4
Provision for income taxes..........................   0.7          11.1          5.5        10.2
                                                      ----          ----        -----        ----
  Net loss..........................................  (0.1)%        (6.0)%      (36.5)%      (2.8)%
                                                      ====          ====        =====        ====

     Net revenues. Net revenues includes product revenues, revenues from software support, maintenance contracts, education and consulting services as well as revenues from those customer support and maintenance contracts that are deferred and recognized over the related service period. Net revenues was $195.2 million in the three months ended September 30, 1999, a decrease of 19.5% from $242.4 million in the three months ended September 30, 1998. For the nine-month period ended September 30, 1999, net revenues decreased 35.1% to $465.6 million from $717.9 million in the same period in 1998. This decrease relates to our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products.

     International revenue accounted for approximately 35% and 34% of net revenues for the three months ended September 30, 1999 and 1998, respectively. For the nine-month periods ended September 30, 1999 and 1998, international revenue was approximately 40% and 36%, respectively. The increase in international net revenues as a percentage of net revenues was due primarily to increased acceptance of our products in international markets and a decrease in revenue to our distributors, especially in the United States. We expect that international revenue will continue to account for a significant percentage of net revenues.* We also expect that a significant portion of our international revenue will be denominated in local currencies.* To reduce the impact of foreign currency fluctuations we engage in financial risk management activities. However, future results of income may be adversely affected by currency fluctuations or by costs associated

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 24 for a discussion of certain factors that could affect future performance.

with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on our future international revenue. In addition, there can be no assurance that the macroeconomic issues currently being experienced in Asia will not spread to Europe, the U.S. or Latin America, and/or have a material adverse impact on our revenue or revenue growth in the future. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.* There are a number of additional risks related to the export outside of the United States of our encryption and security products.

     Cost of Revenue. Cost of revenue is comprised of cost of product revenue and cost of services and support revenue. Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to certain Sniffer products, computer platforms and other hardware components. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting and education services. Cost of revenue was $33.3 million in the three months ended September 30, 1999, a decrease of 25.2% from $44.6 million in the three months ended September 30, 1998. Cost of revenue was $92.1 million in the nine months ended September 30, 1999, a decrease of 33.1% from $137.7 million in the nine months ended September 30, 1998.

     Our cost of revenue decreased, in absolute dollars, primarily as a result of our decrease in revenue. We expect cost of revenue in absolute dollar terms to increase slightly in Q4 1999, but may fluctuate as a percentage of net revenues.*

     Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Research and development expenses were $38.9 million in the three months ended September 30, 1999, an increase of 17.7% from $33.1 million in the three months ended September 30, 1998. Research and development expenses were $109.8 million in the nine months ended September 30, 1999, an increase of 7.5% from $102.2 million in the nine months ended September 30, 1998. As a percentage of net revenue, research and development expenses were 19.9% and 13.6% in the three-month periods ended September 30, 1999 and September 30, 1998, respectively. The increase in actual spending was a result of increased staffing and equipment expense to support growth in our product and service offerings. We anticipate that research and development expenses will increase slightly in absolute dollars in Q4 1999, but may fluctuate as a percentage of net revenues.*

     We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products and develop new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.*

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses were $88.9 million in the three months ended September 30, 1999, an increase of 34.7% from $66.0 million in the three months ended September 30, 1998. Marketing and sales expenses were $273.3 million in the nine months ended September 30, 1999, an increase of 30.0% from $210.2 million in the nine months ended September 30, 1998. As a percentage of net revenues, marketing and sales expense was 45.6% and 27.3% in the three-month periods ended September 30, 1999 and 1998,

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 24 for a discussion of certain factors that could affect future performance.

respectively. As a percentage of net revenues, marketing and sales expense was 58.7% and 29.3% in the nine-month periods ended September 30, 1999 and 1998, respectively. The increase was primarily due to continued investment in the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for the McAfee.com business segment. We expect sales and marketing to increase in Q4 1999, particularly as McAfee.com continues with its efforts to build brand recognition and its development of strategic relationships with a variety of Internet companies, and will fluctuate as a percentage of net revenues.*

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs were $24.2 million in the three months ended September 30, 1999, an increase of 51.2% from $16.0 million in the three months ended September 30, 1998. General and administrative costs were $100.2 million in the nine months ended September 30, 1999, an increase of 53.7% from $65.2 million in the nine months ended September 30, 1998. As a percentage of net revenues, general and administrative expenses were 12.4% and 6.6% in the three months periods ended September 30, 1999 and 1998. As a percentage of net revenues, general and administrative expenses were 21.5% and 9.1% in the nine months periods ended September 30, 1999 and 1998, respectively. The increase was due to a $31.8 million charge to cover doubtful accounts for the nine months ended September 30, 1999. Excluding this charge, general and administrative expenses were $68.4 million in the nine months ended September 30, 1999, which increased slightly from the nine months ended September 30, 1998. This increase was largely due to the development of our E-commerce business systems, expansion of our IT infrastructure and the implementation of our new SAP Human Resources module. We expect general and administrative expenses to remain relatively flat in Q4 1999, but they may fluctuate as a percentage of net revenues.*

     Amortization of Intangibles and Stock Compensation Charges. We expensed $21.0 million and $11.2 million of amortization related to intangibles and stock compensation charges in the three months ended September 30, 1999 and 1998, respectively. We expensed $58.2 million and $27.9 million of amortization related to intangibles and stock compensation charges in the nine months ended September 30, 1999 and 1998, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. Stock compensation charges relate to the repricing of employee stock options and the issuance of McAfee.com stock options to our executives. We do not expect to incur charges related these McAfee.com option grants in future periods. The increase in amortization related to intangibles is due to the acquisitions of Magic Solutions, Inc. ("Magic Solutions"), CyberMedia and the Virex and NetOctopus products by Dr Solomon's.

  Acquisition and Other Related Costs

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

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 24 for a discussion of certain factors that could affect future performance.

     The following table summarizes the activity during the nine months ended September 30, 1999, in the reserves for acquisition and other costs established in the second and third quarters of 1998 (in thousands):

                                         DIRECT                              ASSET
                                       TRANSACTION   SEVERANCE     LEASE     WRITE
                                          COSTS      & BENEFITS    COSTS     DOWNS     OTHER     TOTAL
                                       -----------   ----------   -------   -------   -------   --------
Balance, December 31, 1998...........    $ 9,900      $ 8,338     $ 5,508   $ 1,405   $ 2,144   $ 27,295
Paid Out or Charged against the
related assets.......................     (5,712)      (1,549)       (804)     (140)     (104)    (8,309)
Adjustment to liability..............     (4,188)      (6,789)     (4,704)   (1,265)   (2,040)   (18,986)
                                         -------      -------     -------   -------   -------   --------
Balance, September 30, 1999..........    $     0      $     0     $     0   $     0   $     0   $      0
                                         =======      =======     =======   =======   =======   ========

     For the nine months ended September 30, 1999, activity with respect to these reserves consisted principally of the payment of accrued direct transaction costs and severance benefits, and adjustments to remaining accruals. All expenditures related to these accruals have been completed and the excess reserves were credited to Acquisition and related charges.

     The following table summarizes the activity during the nine months ended September 30, 1999, in the reserves for acquisition and other costs established in the year ended December 31, 1997 (in thousands):

                                         DIRECT                                 ASSET
                                       TRANSACTION   SEVERANCE      LEASE       WRITE
                                          COSTS      & BENEFITS     COSTS       DOWNS     OTHER     TOTAL
                                       -----------   ----------   ----------   -------   -------   --------
Balance, December 31, 1998...........    $   (36)     $   539      $  (422)    $   484   $   374   $    939
Paid Out or Charged against the
related assets.......................       (193)         (58)        (942)          0         0     (1,193)
Adjustment to liability..............        229         (481)       1,364        (484)     (374)       254
                                         -------      -------      -------     -------   -------   --------
Balance, September 30, 1999..........    $     0      $     0      $     0     $     0   $     0   $      0
                                         =======      =======      =======     =======   =======   ========

     For the nine months ended September 30, 1999, activity with respect to these reserves consisted principally of expenditures related to accrued lease termination costs and adjustments to remaining accruals. All expenditures related to these accruals have been completed and the excess reserves were credited to Acquisition and related charges.

     Interest and Other Income and Expense, Net. Interest and other income and expense, net, decreased to $1.9 million in the three months ended September 30, 1999 from $4.1 million in the three months ended September 30, 1998. Interest and other income and expense, net, decreased to $5.4 million in the nine months ended September 30, 1999 from $13.9 million in the nine months ended September 30, 1998. The decrease was primarily due to the increase of interest expense related to the Zero Coupon Convertible Subordinated Debentures (the "Debentures"), issued in February 1998, and a decrease in interest income. Interest income decreased due to reduced cash balances resulting from the acquisitions of Magic and CyberMedia and cash used to fund operating activities during the nine months ended September 30, 1999.

     Provision for Income Taxes. Our provision for income taxes of $1.3 million for the three-month period ended September 30, 1999 and $25.8 million for the nine-month period ended September 30, 1999 primarily relates to income taxes currently payable in foreign jurisdictions.

  Liquidity and Capital Resources

     At September 30, 1999, we had $249.4 million in cash and cash equivalents and $402.5 million in marketable securities, for a combined total of $651.9 million.

     Net cash used in operating activities was $93.6 million in the nine months ended September 30, 1999 and net cash provided by the operating activities for nine months ended September 30, 1998 was $35.5 million. Net cash used in operating activities in the nine months ended September 30, 1999, consisted primarily of net loss before depreciation and amortization, plus a decrease in accounts payable and accrued liabilities and deferred revenue, and an increase in deferred taxes, which were partially offset by a decrease in accounts receivable and prepaid and other assets. In the nine months ended September 30, 1998, net cash provided by operating activities consisted primarily of net income before depreciation and amortization and acquired in process research and development, plus increases in deferred revenue and deferred taxes, which were offset primarily by an increase in accounts receivable and prepaid and other assets, and a decrease in accounts payable and accrued liabilities.

     Our accounts receivable balance as a percentage of sales may increase due to our increased emphasis on server/enterprise based sales; a higher percentage of indirect sales through our channel partners and expanding international sales, both of which typically have longer payment terms. With an increase in business through indirect channels, our receivable collection experience has become more dependent on the longer payment cycle for VARs, distributors and system integrators. To address this increase in accounts receivable and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables and sell receivables. To the extent that our receivable balance increases, we will be subject to greater general credit risks with respect thereto.

     Net cash used in investing activities was $98.8 million in the nine months ended September 30, 1999 consisting primarily of the purchase of marketable securities and additions to fixed assets. Net cash used in investing activities was $282.3 million in the nine months ended September 30, 1998 consisting primarily of the purchase of marketable securities, additions to fixed assets and the acquisitions of Magic Solutions and CyberMedia.

     Net cash provided by financing activities was $22.9 million in the nine months ended September 30, 1999, consisting primarily of the proceeds associated with the exercise of non qualified stock options and sale of put options, which was partially offset by the effect of exchange rate fluctuations. Net cash provided by financing activities was $453.5 million in the nine months ended September 30 1998, consisting primarily of net proceeds from the issuance of the Debentures and the proceeds and tax benefits associated with the exercise of non-qualified stock options.

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

  Financial Risk Management

     As a result of the continued expansion of our business in Europe, we expect to see an increase over time in exposures related to nonfunctional currency denominated sales in several European currencies.* Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and we do not generally hedge anticipated foreign currency cash flows. The hedging activity we have undertaken is intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. The success of this activity depends upon forecasts of transaction activity denominated in various currencies, primarily the US dollar, British pound, Canadian dollar, Australian dollar

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 24 for a discussion of certain factors that could affect future performance.

and New Zealand dollar. To the extent that these forecasts are over or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.*

  Year 2000

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

     OUR STATE OF READINESS

     Overview. To address Year 2000 readiness, we have implemented a corporate program to coordinate efforts across all business functions and geographic areas, including addressing risks associated with business partners and other third-party relationships. Our internal Year 2000 readiness program is divided into four program areas: Commercial Product Compliance; Internal Systems and Technology Compliance; Supplier and Business Partner Compliance; and Facilities and Safety Compliance. For each of these areas, we are using a four-step approach that includes: Awareness (ownership and task assignment); Inventory (listing of all items to be assessed); Assessment (prioritizing inventoried items, assessing compliance, planning corrective actions, making initial contingency plans); and Corrective Action (implementing corrective actions, verifying implementation, and finalizing contingent plans). We have formed a Year 2000 Steering Team to coordinate this corporate program. We have substantially completed the assessment phase and corrective actions for all areas as of September 30, 1999.* There can be no assurance that we will be able to complete all four phases in a timely manner, if at all, or that the process will adequately address the Year 2000 Issue.

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

  Internal Systems and Technology Compliance.

     Core IT Systems. We have implemented the R/3 system from SAP. The R/3 system from SAP is a version of the industry standard SAP enterprise resource planning system that we have implemented to more fully automate our business processes and it is certified by SAP as Year 2000 compliant. The implementation was completed in late 1997 and early 1998 and included most of the major functional areas of our business. A major upgrade of the R/3 installation was completed in 1999. Our core web IT infrastructure, which is maintained by McAfee.com, is substantially Microsoft-based and we have received certificates of Year 2000 compliance from Microsoft. We have also obtained compliance certificates from all other significant third

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 24 for a discussion of certain factors that could affect future performance.

party software vendors. Our hardware infrastructure is based on Compaq, Cisco and HP systems that are less than two years old and which have also been certified to be Year 2000 compliant.

     Other Information Technology Systems. Our other information technology systems include telephone switches and equipment and software; network, desktop and server hardware and related operating systems and applications software and electronic data interchange systems. We have substantially completed our assessment of these systems and have replaced, upgraded, or planned to replace or upgrade, those systems that were not Year 2000 compliant. The most significant non-compliant system was in human resources. We have undertaken to implement SAP's Human Resources module across all regions of the company to ensure compliance. All other system compliance projects were substantially completed as of September 30, 1999. Testing and minor compliance will continue into the fourth quarter of 1999.*

     Facilities and Safety Compliance. Our facilities and safety technology systems include building systems such as heating, cooling, and air purification, fire and sprinkler systems, security systems and elevators. Our commitment is to minimize the business risks attributable to Year 2000 problems in these systems. We have actively worked with each facilities and safety systems vendor to identify and resolve any Year 2000 compliance issues and contingency plans have been formulated for all critical sites, regardless of whether they have been shown to be compliant or not. Included in these contingency plans are backup web sites as well as backup organizations, such as call centers. We have substantially completed the repair or replacement of non-compliant items that affect our product development, distribution and support operations. All landlords and facility and safety system providers were included in the Year 2000 compliance assessment.

     Supplier and Business Partner Compliance. Our suppliers and business partners include the sources of the equipment and supplies we use in the conduct of our business, as well as our financial institutions, and other service providers. The following steps were taken to determine their Year 2000 compliance:

     - we began our vendor, facilities and business partners' Year 2000 validation program in 1998.

     - All were assessed to determine their criticality level relating to our ongoing business. Each vendor was classified as critical, medium or low importance.

     - All of these organizations received and were asked to complete a Year 2000 readiness questionnaire. Approximately 60% responded in writing, including over 90% of critical vendors.

     - All of our critical vendors, or medium importance vendors of highest priority, regardless of their answers to the questionnaire, were the subjects of in-depth audits to determine in detail their ability to support us and our business needs without date-related interruptions. Every vendor that showed significant flaws or shortcomings in Year 2000 preparedness became the subject of an intensive set of meetings and tests to ensure each of these organizations brought their programs up to satisfactory standards. The few organizations that would or could not do so were replaced with compliant alternate vendors. We have now rated our critical vendors as Year 2000 compliant.

     - All compliance information from these organizations is in writing and on file at our Year 2000 office.

     - Contingency plans have been developed to ensure business operations can continue and customer support will be available throughout the Year 2000 rollover period.

  The Cost to Address Our Year 2000 Issues

     Historic or period costs incurred in connection with the resolution of Year 2000 Issues to date have consisted principally of internal labor costs of compliance planning and assessment and have not been significant. During 1999, we expect to incur an estimated $4.5 million of compliance related expenditures, of which approximately $4.0 million has been incurred as of September 30, 1999.* These expenditures relate primarily to the replacement of certain internal systems hardware and software, the most significant being new
---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 24 for a discussion of certain factors that could affect future performance.

human resource systems. We do not expect expenditures related to Year 2000 compliance in future years to be significant.*

     OUR CONTINGENCY PLANS

     As part of the four-step process outlined above, specific contingency plans have been developed in connection with the assessment and resolution of the risks identified. We are continuing to refine contingency plans for each specific area of risk associated with the Year 2000 Issue. Staffing models have been developed and personnel have been identified for on-site and on-call support. In addition, we have a comprehensive plan to test and ensure each key office is ready for business in the New Year and after the Leap Year rollover.

     THE RISKS OF OUR YEAR 2000 ISSUES

     Our expectations as to our efforts to ensure and achieve Year 2000 compliance are forward-looking statements. Actual results may vary materially as a result of a number of risks and uncertainties, including the following:

     - We may not successfully complete our Year 2000 contingency program.

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

     Like a number of other enterprise-wide software providers, we have recently identified and expect a continued slowing or reduction in customer capital spending as a result of the Year 2000 Issue. If the purchasing patterns of our current or potential customers, particularly those to whom we market broader enterprise solutions, are meaningfully impacted by Year 2000 concerns, we could experience a significant reduction in our net revenues, net income and related growth.

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

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 24 for a discussion of certain factors that could affect future performance.

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

     - fluctuations in McAfee.com's expenditure levels related to its efforts to build brand awareness, and establish strategic relationships with various Internet companies;

     - our investment experience related to our strategic minority equity investments;

     - our investment in expanding our European Sniffer organization may not pay off;

     - the effectiveness of our channel strategy and our mix of direct and indirect revenues;

     - pressure on employee wages as competition for skilled employee's increases; and

     - costs related to extraordinary events including litigation and acquisitions.

     Our business is impacted by the seasonal trends and global or regional macroeconomic trends. For example, our net revenues is typically higher in the fourth quarter, as many customers complete annual budgetary cycles, and lower in the summer months when many businesses experience lower sales, particularly in the European market. Our business in Japan, Asia generally and Latin America has been adversely impacted by the adverse economic conditions there. If these conditions were to spread to Europe or the U.S., our business, results of operations and financial condition would be adversely impacted.

IN THE NEAR-TERM, WE EXPECT LIMITED GROWTH IN NET INCOME AND NET REVENUES

     We have historically experienced significant growth in net income (before acquisition and related costs) and net revenues. However, our rate of growth has slowed due to increased price competition, a maturing anti-virus market and an increasingly higher base from which to grow and changes in customer purchasing patterns related to Year 2000 concerns. Like a number of other enterprise-wide software providers, we have recently identified and expect a continued slowing or reduction in customer capital spending related to Year 2000 compliance issues. Also, our strategy of up-selling existing licenses to higher level product suites and the increasing complexity of our products has resulted in longer sales cycles for our products. These factors have caused us to realign our channel inventory levels, which has caused our revenues to decrease. We could continue to experience pressure on our net revenues, net income and related growth as the purchasing patterns of our current or potential customers, particularly those to whom we market broader enterprise solutions, are meaningfully impacted by Year 2000 concerns. Our growth rate and net revenues also depend significantly on renewals of existing orders. If our renewal or up-sale rates slow or decline, our net revenues and operating results would be adversely affected.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND IS LIKELY TO REMAIN VOLATILE

     During the first nine months of 1999, our stock price ranged from a per-share high of $67.50 to a low of $10.06. Announcements, litigation developments, and our ability to meet the expectations of brokerage firms, industry analysts or investors with respect to our operating and financial results may contribute to this volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with public traded securities. A number of putative class actions were brought against us, our officers and our directors. See "Note 8 of the Notes to Condensed Consolidated Financial Statements." This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

WE EXPECT SIGNIFICANT STOCK BASED COMPENSATION CHARGES

     In light of the recent decline in our stock price and in an effort to retain our employee base, in April 1999, we offered to reprice options held by all employees, other than directors and executive officers. In exchange for their agreeing to not exercise any of the repriced options for a period of twelve months, the exercise price of all eligible employee options with an exercise price in excess of $11.0625 was reduced to $11.0625, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, we have and will continue to incur a stock-based compensation charge. The total compensation charge expensed for the three and nine months ended September 30, 1999 was approximately $1.6 million and $8.2 million, respectively, and approximately $14.5 million will be expensed over the remaining vesting period of the repriced options.

     On March 31, 1999, the FASB issued an exposure draft of its Proposed Interpretation, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (the "Proposed Interpretation"). Under the Proposed Interpretation, stock options repriced after December 15, 1998 will be subject to variable plan accounting treatment. If adopted, this proposed guidance will require us to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock after the date of adoption. The FASB currently expects to approve the interpretation in the fourth quarter of 1999. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In the first and third quarters of 1999, McAfee.com, our subsidiary, granted options to individuals, including Network Associates executive officers and non-executive employees, who are not employed by McAfee.com. The total compensation charge expensed for the three and nine months ended September 30, 1999 was approximately $5.0 million and $6.6 million, respectively. As these options are all fully vested, we do not expect to incur, on a consolidated basis, additional future charges related to these option grants. See "Management's Discussion and Analysis of Operating Results and Financial Condition."

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

     - CyberMedia in September 1998;

     - Dr Solomon's in August 1998;

     - Magic Solutions and TIS in April 1998;

     - Network General, PGP and Helix Software in December 1997;

     - Cinco Networks in August 1997 (acquired by Network General);

     - Vycor Corporation in February 1996; and

     - Saber Software in August 1995;

     We have also completed a number of smaller acquisitions and acquired a number of our international distributors. Recently, we began making strategic minority investments in complementary Internet related companies. As of September 30, 1999, these minority investments totaled $28.5 million. We are currently investigating acquisitions of additional foreign distributors and other strategic minority investments.

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

     - successful development and coordination of our enterprise sales force;

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

We recently began investing significant resources to increase the European Sniffer sales organization in an effort to increase brand awareness in Europe. There is no guarantee that this investment will produce the desired results.

WE FACE RISKS RELATED TO OUR MCAFEE.COM STRATEGY

     In December 1998, we incorporated McAfee.com, our wholly owned subsidiary, as our Internet destination dedicated to updating, upgrading and managing personal computers, or PCs, over the Internet for single use retail, non-corporate, consumers. Effective January 1, 1999, we contributed certain assets and liabilities to McAfee.com and in connection therewith have entered into various inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements. In September 1999, McAfee.com filed a registration statement with the Securities and Exchange Commission in connection with its proposed initial public offering of 6.25 million shares of its Class A common stock, which is entitled to one vote per share. We currently own all 36.0 million shares of McAfee.com's Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. The offering is expected to close, if at all, in the fourth quarter of 1999. Assuming no exercise of the underwriter's over-allotment option, upon completion of the offering we will own approximately 85% of McAfee.com's outstanding capital stock and approximately 95% of its total voting power.

     Pursuant to our cross license agreement with McAfee.com, we have licensed all our technology to McAfee.com for use in the markets specified below and McAfee.com has licensed its technology to us for our use outside of McAfee.com's markets. Under our license and other agreements with McAfee.com, among other things:

     - McAfee.com has the exclusive right to use the licensed technology for providing single-user consumer licenses for our products and services sold over the Internet or for Internet-based products and licensing the technology to original equipment manufacturers for sale to individual consumers;

     - we are permitted to continue to sell our consumer products through non-online channels, such as traditional retail stores, however McAfee.com's sales of online products and services could significantly reduce sales of these products;

     - we may not offer a product incorporating third party technology if those products are competitive with products offered by McAfee.com;

     - McAfee.com is required to pay us a license fee of 20% of net revenue derived from product sales that include the licensed technology commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001;

     - the license agreement is perpetual and may only be terminated by us if McAfee.com fails to cure a material breach of the license within 30 days after we notify it of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination;

     - we are required to indemnify McAfee.com with respect to existing litigation related to the licensed technology to which we are a party, including the litigation described in Note 8 of the Notes to the Consolidated Financial Statements;

     - McAfee.com has agreed to provide the infrastructure and technical support for our web site;

     - generally, we are required to cause to be elected at least two independent directors to the McAfee.com board of directors, which term would exclude any serving Network Associates officer or director; and

     - if, without the prior approval of our continuing directors (being our current directors and directors approved or not objected to by our current directors), someone acquires 15% or more of our outstanding capital stock or our continuing directors cease to constitute a majority of our board (1) we are required to vote our shares of McAfee.com common stock and otherwise seek to cause to the McAfee.com board of directors to consist of at least a majority of independent directors and (2) our shares of McAfee.com Class B common stock will be entitled to only one vote per share instead of three.

     In addition to selling traditional software licenses and related maintenance for our consumer products over the Internet, McAfee.com has developed an application service provider, or ASP, model providing consumers with online access to PC security and management products and services hosted on McAfee.com's servers. This web-based model is a relatively new concept, and to build awareness and demand for subscription products and services, McAfee.com initially offered its hosted product, McAfee Clinic, for free. On September 2, 1999 McAfee.com began charging a subscription fee for McAfee Clinic. In July 1999, we began a national marketing campaign to build brand awareness for the McAfee.com web site and McAfee.com products. We expect that the McAfee.com business will incur significant losses for the foreseeable future. These losses will be funded by us and will impact our consolidated financial results. The growth and market acceptance of McAfee.com's online PC security and management products and services is highly uncertain and subject to a number of factors, including:

     - potential unwillingness of consumers to pay for McAfee.com's subscription based products and services and its ability to properly price its products and services to generate the greatest revenue opportunities;

     - consumer reluctance to change their software purchasing behavior in favor of services hosted on the McAfee.com's servers; and

     - consumer concerns about whether the Internet is fast and reliable enough to deliver critical PC security and management functions effectively.

     McAfee.com's services are designed to protect consumer privacy by ensuring that all PC scans are done locally at the PC, all information about the user's PC is transmitted to it anonymously and no scanned data is stored by it. However, consumers' misconceptions about this process could prevent McAfee.com's ASP model from achieving market acceptance.

WE FACE RISKS RELATED TO OUR STRATEGY OF ACQUIRING INDEPENDENT AGENTS AND DISTRIBUTORS

     We have acquired existing independent agents and distributors of our products in certain strategic markets. We may be required to provide customers the same level of technical support that was previously provided by the acquired agents and distributors. We may be unable to provide technical support or operate any acquired distributor or agent as well as previous operators or at all. The acquisition of any distributor or agent may not result in increased foreign revenues.

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

WE DEPEND ON REVENUE FROM OUR FLAGSHIP ANTI-VIRUS AND SNIFFER PRODUCTS

     We have historically derived a majority of our net revenues from our flagship McAfee anti-virus software products and Sniffer network fault and performance management products. These products are expected to continue to account for a significant portion of our net revenues for the foreseeable future. Because of this concentration of revenue, a decline in demand for or in the prices of these products as a result of competition, technological change, a change in our pricing model, inclusion of anti-virus or network management and analysis software as a standard part of hardware or operating system software or other software, or a maturation in the markets for these products, could harm our business.

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

     Many of our distributors are experiencing economic difficulties worldwide, which may adversely impact our collection of accounts receivable. For example, one of our major European distributors recently experienced significant cash flow issues. As a result, in the quarter ended June 30, 1999 we recorded a $31.8 million reserve for payment default. We regularly review the collectibility and credit worthiness of our distributors to determine an appropriate allowance for doubtful accounts' reserve. Our uncollectible accounts could exceed our current or future allowance for doubtful accounts' reserve, which would adversely impact our operating results.

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

     - attract, train, retain, motivate and manage new employees successfully;

     - effectively integrate new employees into our operations; and

     - continue to improve our operational, financial, management and information systems and controls.

     If we continue to grow, our management systems currently in place may be inadequate or we may not be able to effectively manage this growth. We are currently investing in our Internet infrastructure in anticipation of expected growth from the Internet, which may fail to materialize.

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

     There has been substantial litigation regarding intellectual property rights of technology companies. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including a pending unfair trade practice case and separate patent infringement cases involving each of Symantec, Hilgraeve and Trend Micro. See "Note 8, Notes to the Condensed Consolidated Financial Statements." Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS AND OTHER INHERENT RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES

     In the first nine months of 1999 and in 1998, 1997 and 1996, net revenues from international licenses represented approximately 40%, 36%, 36% and 32%, respectively, of our net revenues. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenues will continue to account for a significant percentage of net revenues. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use nonleveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

OUR CRYPTOGRAPHY TECHNOLOGY IS SUBJECT TO EXPORT RESTRICTIONS AND MAY BECOME OBSOLETE

     All of our products are subject to the U.S. Export Administration Regulations, governed by the U.S. Department of Commerce. Certain of our network security products, technology and associated technical assistance, particularly products and technology incorporating encryption, may be subject to export restrictions. Network Associates may be required to obtain export licenses, reviews or approvals from the U.S. Government prior to exporting these products to certain customers. As result of this regulatory regime, foreign competitors facing less stringent controls may be able to compete more effectively than we can in the global market. While we have obtained approval from the Department of Commerce to export certain products, the U.S. Government may or may not approve pending or future export license requests. Further, the list of products and end users for which export approval is required, and the regulatory policies with respect thereto, are subject to revision by the U.S. Government at any time. Inability to obtain the required licenses, the cost of compliance with U.S. and international export laws, and changes in existing laws could affect our ability to sell certain products in certain markets, and could have a material adverse effect on our international revenues. While the U.S. Department of State has announced its intentions to significantly relax the restrictions on the export of encryption products, information regarding the pending regulations indicates that significant restrictions will still exist on exports to certain foreign customers and to certain foreign jurisdictions

     In addition, some of our network security products are dependent on the use of public key cryptography technology. This technology depends in part upon the application of certain mathematical principles known as factoring and discrete logarithms. The security afforded by public key cryptography technology is based on our belief that the factoring of large prime numbers and solving the discrete log problem is not computationally practical. Should an easy factoring method be developed or the discrete log problem be solved, the security afforded by encryption products using public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing products and services obsolete or unmarketable. Moreover, the cryptographic algorithms used in our products can theoretically be solved by computer systems significantly faster and more powerful than those presently available. If these improved techniques for attacking cryptographic systems were ever developed, our business would be adversely affected.

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

     Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. Competition for these employees is intense and is expected to remain so for the foreseeable future. We have seen upward pressure on wages as a result of this intense competition for employees, which could cause an increase in our operating expenses. We may not be successful in retaining our existing key personnel and in attracting and retaining the personnel we require, and our failure to retain and hire key employees could adversely affect our business and operating results. For example, in April 1998, Mr. Leslie Denend resigned from his position as president of the Company, although he remains on the Company's Board of Directors. Additions of new and departures of existing employees, particularly in key positions, can be disruptive and can result in departures of existing employees, which could adversely affect our business.

WE FACE RISKS ASSOCIATED WITH U.S. GOVERNMENT CONTRACTING

     We are currently engaged in several research and development contracts with agencies of the U.S. government. We believe that the willingness of these government agencies to enter into future contracts with us will in part be dependent upon our continued ability to meet their expectations.

     Minimum fee awards for companies entering into government contracts are generally between 3% and 7% of the costs incurred by them in performing their duties under the related contract. However, these fee awards may be as low as 1% of the contract costs. Furthermore, these contracts are subject to cancellation at the convenience of the governmental agencies. Although we have been awarded contract fees of more than 1% of the contract costs in the past, minimum fee awards or cancellations may occur in the future. Reductions or delays in federal funds available for projects we are performing could also have an adverse impact on our government business. Contracts involving the U.S. government are also subject to the risks of disallowance of costs upon audit, changes in government procurement policies, required competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of those parties to perform under their contracts. Any of the foregoing events could adversely affect our results of operations or financial conditions.

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

DELAWARE LAW, OUR CERTIFICATE OF INCORPORATION AND BYLAWS, OUR ADOPTION OF A RIGHTS PLAN AND OUR STOCKHOLDERS AGREEMENT WITH MCAFEE.COM MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND PREVENT CHANGES IN OUR MANAGEMENT

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

     In October 1999, we entered into a stockholders agreement with McAfee.com. Under this agreement we agreed that if (1) without the prior approval of our continuing directors, as defined below, any person acquires or agrees to acquire 15% or more of our outstanding common stock or (2) our continuing directors cease to constitute a majority of Network Associates serving directors, then for so long but only for so long as that condition exists:

     - our shares of McAfee.com Class B common stock we be entitled to only one vote per share instead of three votes per share; and

     - we will be obligated to vote our McAfee.com shares to cause, and to take such actions reasonably within our control to cause, and shall seek to cause the McAfee.com directors appointed by us to cause, our board of directors to consist of at least a majority of independent directors.

Network Associates continuing directors will consist of our current directors and any subsequent directors approved or not objected to by a majority of our then-continuing directors.

     Certain provisions of Delaware law and our certificate of incorporation and bylaws, such as a classified board, could delay or make a merger, tender offer or proxy contest involving Network Associates more difficult. While these provisions and our rights plan are intended to enable our board of directors to maximize stockholder value, and the provisions of the McAfee.com stockholders agreement are, among other things, intended to preserve McAfee.com's independence, they may have the effect of discouraging takeovers, which may not be in the best interest of certain stockholders. Our rights plan and these provisions could have an adverse effect on the market value of our common stock.

                           NETWORKS ASSOCIATES, INC.

                         FORM 10-Q, SEPTEMBER 30, 1999

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Information with respect to this item is incorporated by reference to Note 8 of the Notes to the Consolidated Financial Statements included herein on page 9 of this Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

     (b) No reports on Form 8-K were filed during the quarter:

                           NETWORKS ASSOCIATES, INC.

                         FORM 10-Q, SEPTEMBER 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORKS ASSOCIATES, INC.

                                                 /s/ PRABHAT K. GOYAL
                                          --------------------------------------
                                          Name: Prabhat K. Goyal
                                          Title:Vice President Administration,
                                             Chief Financial Officer and
                                                Secretary

Date: November 15, 1999

                           NETWORKS ASSOCIATES, INC.

                         FORM 10-Q, SEPTEMBER 30, 1999

                                 EXHIBIT INDEX

EXHIBIT                                                                 PAGE
NUMBER                           EXHIBIT TITLE                         NUMBER
-------                          -------------                         ------
   2.1    Agreement and Plan of Reorganization, dated October 13,
          1997, among McAfee Associates, Inc., Mystery Acquisition
          Corp. and Network General Corporation, as amended by the
          First Amendment dated as of October 22, 1997.(1)............
   2.2    Combination Agreement dated August 16, 1996 among the
          Registrant, FSA Combination Corp., FSA Corporation and
          Daniel Freedman.(2).........................................
   2.3    Stock Exchange Agreement dated January 13, 1996 among the
          Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and
          the shareholders of Jade.(3)................................
   2.4    Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
          Acquisition Corp.(4)........................................
   2.5    Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5).....
   2.6    Agreement and Plan of Reorganization dated February 22,
          1998, between the Registrant, TIS and Thor Acquisition
          Corp.(6)....................................................
   2.7    Agreement and Plan of Reorganization by and among the
          Registrant, Magic Solutions International, Inc., Merlin
          Acquisition Corp. and Igal Lichtman, Amendment Agreement by
          and among the Registrant, Magic Solutions International,
          Inc., Merlin Acquisition Corp., and Igal Lichtman dated
          March 24, 1998. Second Amendment Agreement by and among the
          Registrant, Magic Solutions International, Inc., Merlin
          Acquisition Corp., and Igal Lichtman dated April 1,
          1998.(7)....................................................
   2.8    Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce
          Cook.(8)....................................................
   2.9    Share Purchase Agreement, dated as of March 30, 1998, among
          FSA Combination Corp., and Irina Karlsson and Jarmo
          Rouvinen.(8)................................................
   2.10   Stock Purchase Agreement, dated as of May 8, 1998, among FSA
          Combination Corp., and Secure Networks, Inc.(8).............
   2.11   Transaction Agreement, dated June 9, 1998, by and between
          the Registrant and Dr Solomon's Group Plc(21)...............
   2.12   Agreement and Plan of Merger, dated July 28, 1998, by and
          between the Registrant and CyberMedia, Inc.(22).............
   3.1    Second Restated Certificate of Incorporation of Networks
          Associates, Inc., as amended on December 1, 1997.(6)........
   3.2    Restated Bylaws of Networks Associates, Inc.(6).............
   3.3    Certificate of Designation of Series A Preferred Stock of
          Networks Associates, Inc.(9)................................
   3.4    Certificate of Designation of Series B Participating
          Preferred Stock of the Registrant(23).......................
   4.2    Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)......................
   4.5    Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)..........
   4.6    Registration Rights Agreement, dated as of February 13,
          1998, by and between the Registrant and Morgan Stanley & Co.
          Incorporated.(10)...........................................

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
  10.17   Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
          Compusul-Consultoria E Comercio De Informatica Ltda., and
          the stockholders of Compusul-Consultoria E Comercio De
          Informatica Ltda.(17).......................................
 10.18*   1997 Stock Incentive Plan.(17)..............................
 10.19*   Stock Option Plan for Outside Directors(18).................
 10.21*   Change in control agreement between the Company and Peter
          Watkins dated May 11, 1999(25)..............................
 10.22*   Change in control agreement between the Company and William
          S. Larson dated May 11, 1999(25)............................
 10.23*   Change in control agreement between the Company and Prabhat
          K. Goyal dated May 11, 1999(25).............................
 10.24*   Change in control agreement between the Company and Zachary
          Nelson, dated May 11, 1999(25)..............................
  10.25   Corporate Management Services Agreement between the
          Registrant and McAfee.com Corporation, dated as of January
          1, 1999(26).................................................
  10.26   Technology Cross License Agreement between the Registrant
          and McAfee.com Corporation dated as of January 1,
          1999(26)....................................................
  10.27   Registration Rights Agreement between the Registrant and
          McAfee.com Corporation, dated as of January 1, 1999(26).....
  10.28   Asset Contribution and Receivables Settlement Agreement
          between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)......................................
  10.29   Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
          1999(26)....................................................
  10.30   Tax Sharing Agreement between McAfee.com and Networks
          Associates, Inc., dated as of January 1, 1999(26)...........
  10.31   Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
          1999(26)....................................................
  10.32   Joint Cooperation and Master Services Agreement between the
          Registrant and McAfee.com Corporation, dated as of January
          1, 1999(26).................................................
  27.1    Financial Data Schedule.....................................

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

 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

 (2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 1996.

 (3) Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Commission on March 14, 1997.

 (4) Incorporated by reference from the Company's Registration Statement on Form S-3, filed with the Commission on February 12, 1998.

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

(25) Incorporated by reference from the Registrant's report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(26) Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.