Form 10-K
period 1999-12-31
NETWORKS ASSOCIATES INC/
filed 2000-03-30
CIK 890801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 27, 2000 was approximately $4,836,549,019. The number of shares outstanding of the issuer's common stock as of March 27, 2000 was 139,430,034.

     DOCUMENTS INCORPORATED BY REFERENCE: Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assumes responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in "-- Risk Factors" and elsewhere in this document.

     Networks Associates, Inc. was formed in December 1997, by the combination of McAfee Associates, Inc. and Network General Corporation. Following the combination, McAfee, changed its legal name to Networks Associates, Inc. Since then, we have acquired over 10 companies and in 1999 we publicly sold Class A common stock of one of our subsidiaries as part of that subsidiaries initial public offering.

OVERVIEW

     We are a leading supplier of security and availability solutions for e-business. Our products focus on two important area of e-business: network security and network management. In the network security and network management arenas, the majority of our revenue has historically been derived from our McAfee anti-virus product line and our Sniffer network fault and performance management product line, respectively. These two flagship product lines form the customer base and product base from which the balance of our product line has developed.

     In recent years, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, we strengthened our anti-virus lineup by adding complementary products in the firewall, intrusion protection, encryption, and virtual private networking categories. On the network management side, we built upon our Sniffer line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product line. We have combined complementary products into "suites," offering customers the ability to license multiple products at the same time. Our products are organized into the suites described below.

     In January 2000, we reorganized into four product groups based on our product suites:

     - McAfee, which primarily markets the McAfee Active Virus Defense (AVD) product suite;

     - Sniffer Technologies, which primarily markets the Sniffer Total Network Visibility (TNV) product suite;

     - PGP Security, which primarily markets the PGP Total Security Defense
       (TSD) product suite; and

     - Magic Solutions, which primarily markets the Magic Total Support Desk
       (TSD) product suite.

     The four individual product suites form our single Net Tools mega suite. The reorganization around our product groups is designed to allow us to, among other things, react faster to customers' changing needs and better specialize our sales force so they know our products and their markets in greater depth. In addition, although specialization between security (anti-virus and security product suites) and manageability (availability and service product suites) previously existed, with the reorganization we seek to better differentiate anti-virus from security and availability from service desk.

     In addition, to our product groups, we also have two subsidiaries that are applications service providers. McAfee.com, our publicly traded subsidiary, is a consumer applications service provider, or ASP, and myCIO, our wholly owned subsidiary, is a business applications service provider.

MCAFEE

     McAfee sells anti-virus products to corporate customers. The McAfee Active Virus Defense, or AVD, product suite incorporates the following products into a multi-tier virus defense system: VirusScan for desktop protection, NetShield for file server protection, GroupShield for groupware protection and WebShield for Internet gateway protection. McAfee also provides tools to manage and enforce corporate virus security policy, updates and reporting with ePolicy Orchestrator and Anti-Virus Informant. McAfee products are backed by our anti-virus research organization, McAfee AVERT (Anti-Virus Emergency Response Team), which protects McAfee customers against virus attacks that have become increasingly complex and frequent in recent years.

     The following anti-virus products are part of the McAfee Active Virus Defense product suite:

     - VirusScan: Desktop Virus Security is designed to provide PCs with protection against computer viruses, including macro viruses, malicious Java and ActiveX attacks, and email intrusions. The corporate edition of VirusScan is included as part of McAfee AVD. VirusScan is also available in a retail version for home users.

     - NetShield: Network Server Virus Security offers server-based virus protection that is designed to prevent the spread of viruses at critical servers in the corporate network.

     - GroupShield: Groupware Virus Security is designed to prevent virus proliferation in the groupware environment of an enterprise by scanning files sent through Microsoft Exchange and Lotus Notes servers and catching viruses before they can be passed on to other users. GroupShield is both sold separately and is designed as part of AVD.

     - E-Policy Orchestrator is a scaleable anti-virus tool designed to allow corporate system administrators to manage and enforce anti-virus policies by providing updates or upgrades to up to 20,000 users.

     - Anti-Virus Informant provides detailed anti-virus coverage reports which identify users that need updates and also provides infection reports that track vulnerable system entry points.

     - AutoUpdate is designed to keep anti-virus products running with the latest versions and the most current virus signature files.

     - Enterprise SecureCast is a free, optional Internet service designed to automatically deliver to system administrators new upgrades, updates, and security news bulletins after they are released from McAfee AVERT. Enterprise SecureCast is included as part of AVD.

     - Management Edition is an anti-virus software distribution and management system that is designed to allow complete and centralized control over the VirusScan and NetShield product line. Management Edition is included as part of AVD.

Additional McAfee products sold separately from the Active Virus Defense product suite include:

     - WebShield: Internet Gateway Protection is designed to guard the perimeter of computer networks by scanning vulnerable Internet traffic for viruses and other hostile code before they enter the system.

     - WebShield E-ppliance 100: Internet Gateway Protection; combines hardware and software in an integrated appliance that protects Internet gateways by scanning vulnerable SMTP, FTP or HTTP traffic for malicious code. WebShield E-ppliance 100 is offered as a portable component that plugs directly into servers.

SNIFFER TECHNOLOGIES

     Sniffer Technologies sells network monitoring, analysis, reporting and capacity planning tools. Sniffer Technologies principal product suite, Total Network Visibility, or TNV, is an integrated product that enables enterprises and service providers to maintain the availability and performance of their networks and applications. The TNV product suite consists of the Sniffer Portable Analysis Suite, the Sniffer Distributed Analysis Suite, the Sniffer Network Informant Suite and the Sniffer Pro for Packet over SONET.

     - Sniffer Portable Analysis Suite, or Sniffer PAS, consists of portable tools designed to automatically pinpoint and analyze network problems and to recommend solutions. Products sold under the Sniffer PAS range from products which capture data, monitor network traffic and collect key network statistics for small networks, to products which optimize network and application performance and increase network reliability by uncovering and analyzing network problems and recommending solutions to such problems, automatically and in real-time for mid-level and high-speed networks.

     - Sniffer Distributed Analysis Suite, or Sniffer DAS, is designed to allow customers to proactively monitor and diagnose network and application-level problems on complex, multi-segment networks from centralized locations. The Sniffer DAS addresses a variety of network needs ranging from high-speed backbones, wide area network, or WAN, links and switched networks.

     - Network Informant Suite, or Network Informant, is a web browser-based network management suite that is designed to automate and manage the process of resolving network problems proactively by identifying, analyzing, tracking and resolving network and application problems and assessing trends.

     - Sniffer Pro for Packet Over SONET, is a portable system for monitoring and troubleshooting high-speed telecommunications and Internet service provider networks.

PGP SECURITY

     PGP Security, or TNS, sells security products to corporate customers. PGP Security's principal product suite, PGP Total Network Security includes firewall, intrusion protection, encryption and virtual private network (VPN) security products. The TNS product line features Gauntlet for firewall and VPN, CyberCop for intrusion protection and PGP for encryption and VPN.

     The following security products and product suites are part of the PGP Total Network Security product suite:

     - Gauntlet Firewall is the flagship product of our security product line. Gauntlet is offered as an enterprise management console, designed to enable large-scale configuration control over numerous firewalls throughout a computer network, and allow for direct interface with anti-virus scanning products. Gauntlet Firewall also has encryption capabilities for VPN technology.

     - Gauntlet Active Firewall Suite; integrates several of the individual TNS products with Event Orchestrator, our event management system. This design is intended to allow the individual TNS security products to communicate with one another and provide automatic response and security service level management.

     - CyberCop Scanner is an integrated network-scanning tool designed to locate system and network device vulnerabilities, exposing previously undiscovered security threats via an easy-to-use graphical interface.

     - CyberCop Monitor is a second-generation intrusion detection product utilizing an intelligent agent architecture designed to provide a multi-tiered detection system that can monitor networks, servers, and applications with centralized event correlation and trend analysis.

     - CyberCop Sting completes the CyberCop line by offering a new proprietary approach to extend intrusion detection. CyberCop Sting utilizes replication technology designed to simulate "virtual machines" in a simulated environment, allowing any unauthorized activity to be logged while at the same time not placing systems or data at risk.

     - PGP Desktop encrypts and authenticates e-mail, files and disks automatically, ensuring that only the authorized recipient can read their contents.

     - PGP Policy Management Agent works in conjunction with PGP Desktop and is designed to ensure that incoming and outgoing email adheres to the appropriate corporate email security policies.

     - PGP VPN Client adds a standards-compliant virtual private networking, or VPN, client to the PGP suite. By encrypting and authenticating remote communications, PGP VPN Client users can securely connect remotely over inexpensive local Internet connections.

     - PGP VPN Suite provides a standards-based infrastructure for end-to-end VPN security. The PGP VPN suite is designed to offer secure networking including server-to-server for supply chain and remote office extrants, server-to-client for secure remote access, and client-to-client for secure network communications.

     - WebShield E-ppliance 300 combines hardware and software in an integrated appliance that combines the Gauntlet Firewall and McAfee anti-virus products with a Gauntlet VPN server. WebShield E-ppliance 300 is offered as a portable component that plugs directly into servers and is sold separately from TNS.

MAGIC SOLUTIONS

     Magic Solutions sells help desk, network management and other service tools. Magic Solutions' principal product suite, Magic Total Service Desk, or Magic TSD, provides proactive network management and help desk technology in one integrated service desk solution. Magic TSD is comprised of the following suites:

     - Magic HelpDesk Suite is designed to provide call management, problem resolution, crisis management, change management and reporting for help desks. The Magic HelpDesk Suite automates the process of entering caller information and automatically displays information about a caller. In addition, the Magic HelpDesk Suite is designed to provide automated crisis management.

     - Self ServiceDesk Suite provides applications designed to make all supported PCs help desk ready. The Self ServiceDesk Suite integrates PC diagnostic software with remote control and web-based access.

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

MYCIO.COM

     We launched our new wholly owned subsidiary, myCIO.com in January 2000. myCIO.com is an infrastructure ASP targeted at business users. myCIO.com delivers network security and availability services hosted on its servers to businesses via the Internet. myCIO's products and services are designed to be simple and cost-effective and more rapidly deployed than if the customer were to install network security and availability applications internally. myCIO.com's hosted services are also designed to remove the burden and cost of managing the software, while seeking to ensure continuous protection against threats to a company's e-business infrastructure. myCIO's products include:

     - VirusScan ASaP is a computer virus service that allows users to scan hardware and software systems and detect and eliminate viruses online. The service is "versionless" or self updating as the most recent version of the software is running on a server operated by myCIO.com with only a small portion of the VirusScan ASaP Resident on the user's hardware.

     - CyberCop ASaP is a vulnerability assessment service designed to remotely assess the security of the customer's network perimeter. The service operates at the myCIO.com website and the customer does not need to download any software. Vulnerability reports are delivered over the Internet through a web interface at the myCIO.com website.

     - Firewall ASaP is a remotely managed firewall service. The firewall unit is shipped to the customer site, but is remotely configured and managed by the myCIO.com staff from their data center. Firewall ASaP combines Gauntlet Firewall, Gauntlet Virtual Private Network and gateway-based McAfee anti-virus scanning for SMTP, HTTP, and FTP.

MCAFEE.COM

     Effective January 1, 1999, we contributed our consumer e-commerce business to our then wholly owned subsidiary, McAfee.com. In December 1999 McAfee.com completed its initial public offering in which it sold to the public approximately 7.2 million shares of its Class A common stock, entitled to one vote per share. As of March 1, 2000, we owned 36,000,000 shares of the McAfee.com Class B common stock, entitled to three votes per share and representing approximately 83% of McAfee.com's outstanding common stock and 94% of its total voting power.

     McAfee.com is an online provider of PC security and management products and services for consumers. Through the McAfee.com web site, consumers can secure, repair, update and upgrade their PCs online. The McAfee.com web site provides a suite of online products and services personalized for consumers based on their PC configurations, software and attached peripherals, such as scanners, printers and modems. McAfee.com began operations as one of the first consumer applications service providers, or ASPs, hosting PC security and management software applications. The McAfee.com applications allow consumers to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs with current software patches and upgrades. The McAfee.com home page provides access to free product and service centers, such as the Shopping Center, and subscriber services, such as the McAfee Clinic. Subscribers to the McAfee Clinic service can access all of McAfee.com's online centers including:

     - McAfee Clinic -- the central access point for all of McAfee.com's hosted online application services;

     - Anti-Virus Center -- a computer virus protection and information service;

     - PC CheckUp Center -- a PC optimization and maintenance service;

     - Firewall Center -- a personal firewall service to protect against hackers

     - Shopping Center -- a shopping resource where consumers can research and purchase computer products, accessories and books;

     - Download Center -- a service that allows users to download evaluation software titles and browser plug-ins; and

     - Support Center -- a product registration, technical support and customer care service.

     For the year ended December 31, 1999, on a segment basis McAfee.com accounted for approximately $24.5 million in net revenues and a loss of $27.9 million. See Note 14 of the Notes to the Consolidated Financial Statements. In addition, Network Associates and McAfee.com have entered into various inter-company arrangements. See "Network Associates/McAfee.com Intercompany Agreements."

NAI KK

     Network Associates sells its product suites in Japan through NAI KK, our Japanese subsidiary. NAI KK is also negotiating an agreement with McAfee.com to act as its Japanese distributor. On February 4, 2000, several companies acquired a less than 4% minority equity interest in NAI KK for a combined total of approximately $11.9 million.

PROFESSIONAL SERVICES & TECHNICAL SUPPORT

     As our products and computer networks become more complex, customers increasingly require greater professional assistance in the design, installation, configuration and implementation of their networks and acquired products. To meet these evolving customer needs, we have established Professional Services and Technical Support. Professional Services is focused on two service segments: Consulting Services and Education Services. Technical Support consists primarily of one program called PrimeSupport, which is described below.

     Consulting Services supports product integrations, customization and deployment with an array of standardized and custom offerings. Consulting Services also offers other services ranging from proactive and emergency troubleshooting to network design, planning and simulation. We supplement our Consulting Service capabilities through the use of outside professional service providers, including our distributors, resellers and system integrators. In conjunction with our recent reorganization to establish product groups, in January 2000 we reorganized our U.S. Consulting Services organization, in part, to enable the service providers to become more specialized on individual products and product suites.

     Education Services represents the combined training organizations of Sniffer University, TIS, McAfee University, and Magic University. Together, these training organizations offer customers an extensive curriculum of computer network technology courses, including protocol analysis and troubleshooting, security, help-desk and network management tools. Education Services provides public classes and customized on-site training at customer locations. To date we have trained over 35,000 individuals in Fortune 500 and other companies.

     The PrimeSupport program provides our customers online and telephone-based technical support in an effort to ensure that our products are installed and working properly. To meet customers' varying needs, PrimeSupport offers a choice of the online KnowledgeCenter or the telephone-based Connect, Priority and Enterprise. PrimeSupport is available to all customers on a worldwide basis from a nearby global support center.

     - PrimeSupport KnowledgeCenter -- Consisting of a searchable, intelligent knowledge base of technical solutions and links to a variety of technical documents such as product FAQ's and technical notes. The KnowledgeCenter also allows users to submit questions by email if their answer is not found in the KnowledgeCenter's technical resources.

     - PrimeSupport Connect -- Providing toll-free telephone access to technical support during regular business hours and access to the online KnowledgeCenter.

     - PrimeSupport Priority -- Providing support for critical operations with priority, unlimited, toll-free telephone access to technical support 24 hours a day, 7 days a week and access to the online KnowledgeCenter.

     - PrimeSupport Enterprise -- Offering proactive, personalized service for the most business critical operations and including an assigned technical support engineer from our elite Enterprise support team; proactive support contact (telephone or email) with customer-defined frequency; election of five designated customer contacts, and access to the online KnowledgeCenter.

PRODUCT LICENSING MODEL; HOSTED APPLICATIONS SUBSCRIPTION MODEL

     We typically license our products, together with the related maintenance, to corporate and government customers for a period of two years. Upon expiration of the two-year period, we contact customers to renew their license. We believe that the two-year license and related maintenance offers several benefits to our customers. For one initial fee, the customer receives the software and all upgrades, updates and technical support for two years. In addition, the customer only has to make a decision on its investment in the software every two years. Since we are able to distribute our products and upgrades at a lower cost than companies using traditional distribution methods, we also have the ability to offer upgrades and updates and address user feature requirements on a more regular basis. In addition, by offering a two-year license, as opposed to a traditional perpetual license, we are able to meet a lower initial cost threshold for customers with annual budgetary constraints.

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

     We also provide single user and corporate user licenses for our products under traditional perpetual licenses with product updates, upgrades and support available to customers under separate maintenance contracts.

     For our hosted products and services customers "rent versus buy" the software. McAfee.com, our consumer ASP, has and myCIO.com, our business infrastructure ASP, is developing a related subscription model. Paid McAfee Clinic subscribers receive a one year subscription to the service. Because the McAfee Clinic service is "version-less" or self updating consumers using McAfee Clinic are assured of using the most recent version of the software application, eliminating the need to the purchase product updates or upgrades.

SALES AND MARKETING

     To augment and capitalize upon our website based marketing efforts, our sales and marketing efforts are directed primarily at large corporate and government customers as well as to resellers, distributors and system integrators worldwide through the following channels:

NORTH AMERICAN DIRECT SALES

     The balance of our North American direct sales force, constituting the majority of our sales force, is organized by product group; with four separately focused sales organizations selling by product line. Each of these sales organizations consists of field sales representatives who are located regionally and outbound telesales representatives who actively market our individual product suites, focusing on small customers and transactions. Our corporate telesales representatives also respond to prospective customers who contact us as a result of a particular marketing program or after electronically evaluating one of our products. To augment our sales organization, our executives are involved with sales to many major accounts.

     All of our North American sales representatives are responsible for developing new business as well as the renewal of our existing licenses. Prior to expiration of a license, a sales representative contacts the customer and encourages the customer to renew the expiring license and determines if the number of computers licensed needs adjustment and, additionally, markets new products and product suites to this existing customer.

     McAfee.com and myCIO.com have independent sales organizations.

INTERNATIONAL SALES

     We have sales and support operations in Europe, Asia, South America and Australia. In 1999, international revenues accounted for approximately 40% of our net revenues. We expect that international revenues will continue to account for a significant percentage of net revenues. Historically, we have relied primarily upon independent agents and distributors to market our products internationally. In recent years we have focused our efforts on expanding internationally including through distribution acquisitions. We expect to continue using independent agents primarily in smaller markets where a direct sales presence is not currently warranted. While our agents and distributors include some large systems integrators, most are small companies that market our software along with products of other companies that they represent. We typically enter into agreements with our agents which obligate them to provide technical support and the most current versions of our products to our customers and to provide us with information about our licensees. These agreements permit the agent or us to terminate the agreement upon proper prior written notice. International agents invoice their own orders and collect payment, remitting the license fee, net of commissions, to us in United States dollars.

RESELLERS AND DISTRIBUTORS

     To complement our direct sales efforts, we market many of our products through corporate resellers and distributors, and indirectly through retailers. While historical sales through these distribution channels have generated a relatively small portion of our net revenue, during the last three years our presence in these channels has expanded. We currently utilize corporate resellers, including Software Spectrum, ASAP Software, Softmart, Corporate Software & Technology and Software House International, which focus primarily on selling site licenses for our software to corporate customers.

     Independent software distributors who market our products include Ingram Micro, Merisel America, Pinacor, Inc., and Tech Data. These distributors stock our products in inventory for redistribution primarily to large retailers, value added resellers, or VARs, and mail order companies. Through our authorized distributors, we sell our retail packaged products to several of the large computer and software retailers in the United States, including Comp USA, Staples, Best Buy, Office Max and Office Depot. Several members of our channel sales force work closely with our major reseller and distributor accounts to manage orders, inventory level, promotions and selling activities.

     Our distributors generally are permitted stock balancing and stock rotation rights but are typically required to place offsetting orders of equal value. We often rely on resellers and distributors, including retail outlets, to market and support our products. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to represent our products.

ORIGINAL EQUIPMENT MANUFACTURERS

     Original Equipment Manufacturers, or OEMs, license our products (mainly anti-virus products licensed through McAfee.com) and bundle them with personal computer hardware or software. OEMs typically sublicense a single version of our products to end users who must contact us in order to license their updates. We typically receive a per-copy royalty from our OEMs.

OTHER MARKETING ACTIVITIES

     Our principal means of marketing our products and services is through the Internet. In addition to the NAI.com website, each of our product groups, McAfee.com and myCIO.com have their own individual websites. Not only do each of these websites contain various marketing materials and information about our products, but website visitors may download and purchase products or obtain free trials or our products or trial subscriptions for hosted products and services. We also promote our products and services through advertising activities in trade publications and direct mail campaigns and strategic arrangements. For example, in December 1999 McAfee.com entered into an agreement with America Online, or AOL, under which McAfee.com is the premier anti-virus service provider on AOL, AOL.COM, and AOL's Shop@AOL marketplace. AOL will also sponsor on a number of AOL's properties an anti-virus center, a PC download center and a software development center. We also attend trade shows, sponsor conferences and publish a quarterly newsletter, which is mailed to existing and prospective customers.

CUSTOMERS

     We primarily market our products to large corporate and government customers directly through our direct sales organization and indirectly through resellers and distributors. In terms of number of products available for sale, a majority of our products are distributed indirectly through resellers and distributors. In the U.S., substantially all our indirect sales are through five major distributors. In Europe, substantially all indirect sales are also made through five major distributors. See Note 14 of Notes to Condensed Consolidated Financial Statements for major customer information.

     We primarily market our products directly to individual consumers through online distribution channels and indirectly through traditional distribution channels, such as retail stores. McAfee.com is responsible for online distribution of our products sold to individual consumers over the Internet or for Internet-based products and for the licensing of technology to original equipment manufacturers for sale to individual consumers.

PRODUCT DEVELOPMENT AND ACQUISITION

     We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software includes low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. Product enhancements or new products may not be developed or acquired on a timely basis or at all. As part of our growth strategy, we have made and expect to continue to make investments in complementary businesses, products and technologies. In addition, we have made, and will continue to make, strategic minority investments in complementary Internet-related companies.

     In addition to developing new products, our internal development staff is also focused on developing updates to existing products and modifying and enhancing any acquired products. Future upgrades and updates may include additional functionality, respond to user problems or address compatibility problems with changing operating systems and environments. We believe that our ability to provide these upgrades and updates frequently and at low cost is key to our success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently to avoid obsolescence. Failure to release upgrades and updates could have a material adverse effect on our business, results of operations and financial condition. We may not be successful in these efforts. In addition, future changes in Windows 98, Windows NT, NetWare or other popular operating systems could cause compatibility problems with our products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of these future versions would delay or reduce demand for our future products which were designed to operation with these future operating systems. Our failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on our business, results of operations and financial condition.

     We expended $148.2 million, $135.5 million and $103.1 million in the years ended December 31, 1999, 1998 and 1997, respectively, on research and development.

MANUFACTURING AND SUPPLIERS

     Our manufacturing operations consist primarily of assembly, testing and quality control of materials, components, subassemblies and systems for our Sniffer-based and E-ppliance products. We use third-party manufacturers for these manufacturing operations. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the absence or unavailability of adequate capacity.

     We have developed software-only versions of some of our Sniffer products. Purchasers of these Sniffer software products are required to already own or purchase directly from the manufacturer or other vendors the necessary hardware products, such as computer platforms and components. Customers may require that we continue to provide the necessary hardware products.

COMPETITION

     The markets for our products are intensely competitive we expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include:

     - performance;

     - functionality;

     - quality;

     - customer support;

     - breadth of product line;

     - frequency of upgrades and updates;

     - integration of products;

     - manageability of products;

     - brand name recognition;

     - reputation; and

     - price.

     We may be unable to compete effectively against existing and potential competitors. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. As is the case in many segments of the software industry, we have been encountering, and we expect to further encounter, increasing competition. This increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in price reductions but also in a decline in sales volume. In addition, competitive pressures may make it difficult for us to maintain or exceed our growth rate.

     Performance and quality of our anti-virus software products are measured by number and type of viruses detected, the speed at which the products run and ease of use. Our principal competitor in the anti-virus market serviced by our McAfee product group and McAfee.com is the Peter Norton Group of Symantec. Trend Micro remains the strongest competitor in the Asian anti-virus market. Other competitors include numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors.

     Our principal competitors in the security market generally varies by product type. For firewalls, our principal competitors include CheckPoint, Axent, particularly for Windows NT-based firewalls, and larger companies such as Cisco Systems and Microsoft. For intrusion detection products, we compete with ISS, Axent and Cisco. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. Public key infrastructure, or PKI, encryption vendors such as Entrust Technologies offer some products that compete with our PGP products. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

     Our principal competitor in the network management market is Agilent. Other competitors include Cisco, Computer Associates, Compuware, Concord Communications, DeskTalk Systems, GN Nettest, Network Instruments, Radcom Technologies, Shomiti Systems and Wavetek Wandel & Goltermann, Inc.

     Our principal competitors in the help desk market are Computer Associates, Heat, Peregrine and Remedy.

     We also face competition from large software companies such as Microsoft, Intel, Novell and HP, which may offer network security and management products as enhancements to their operating system.

     Finally, as the network management market develops, we may face increased competition from a number of large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of companies who are able to provide the necessary software and support capabilities. In addition, to the extent that we continue to develop our Net Tools suite of products designed around a centralized management and administration console for the Windows NT platform, we will likely compete with large computer systems management companies such as Tivoli Systems and Computer Associates.

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

NETWORK ASSOCIATES/MCAFEE.COM INTERCOMPANY AGREEMENTS

     For the purposes of defining our ongoing relationship with McAfee.com, our publicly traded subsidiary, we have entered into a number of ongoing agreements. These agreements are filed as exhibits to the public disclosure documents that we file with the Securities and Exchange Commission and are described briefly below. The description is subject in all respects to the terms of the actual agreements.

  LICENSE AGREEMENT: Under the terms of this agreement:

          Licensed Technology. Network Associates and McAfee.com granted to each other limited rights to each others' patents, copyrights, trademarks and trade secrets for use in defined markets. Network Associates has worldwide, non-exclusive rights to McAfee.com's patents and exclusive rights to use copyrights, trademarks and trade secrets to deliver products and services to enterprise customers and individual consumers by any means other than the Internet. Under the agreement, McAfee.com is granted worldwide, non-exclusive rights to Network Associate's patents and exclusive rights to use Network Associate's copyright, trademark and trade secret rights to create and deliver products and services directly or indirectly to individual consumers over the Internet or for Internet, based products. Each party is also permitted to create products derived from the technology licensed to it by the other. The creating party retains ownership of their newly derived products but these derived products are licensed to the other party subject to the terms of the license agreement.

          Royalty Payments. In consideration for the rights granted under the license agreement, Network Associates is required to pay McAfee.com a flat quarterly royalty of $250,000. In consideration for the rights granted by Network Associates to McAfee.com under the license agreement, McAfee.com is required to pay Network Associates a royalty on revenues recognized from product and subscription sales that include Network Associates' technology, initially at a rate of 20% commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter.

          Limitations on Offered Products. During the term of the agreement, each party has agreed that it will not offer products incorporating third-party technology if those products are competitive with the products offered by the other party.

          Indemnification. Under the agreement, each party has agreed to indemnify, defend and hold harmless the other for any losses incurred in connection with claims arising in the covered countries if the technology licensed under the agreement violates the patent, copyright, trademark or trade secrets or other proprietary rights of a third party. Covered countries are those countries that are party to the Berne

     Convention for the Protection of Literary and Artistic Works, which include the U.S. and substantially all U.N. member nations.

          Term and Termination. The license agreement will remain in effect indefinitely, but may be terminated, among other circumstances, by the non-defaulting party, in the event of a material breach by the other party that remains uncured for 30 days following notice of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination.

     Services Agreement: Under this agreement, Network Associates provides services relating to tax, insurance, employee benefits and administration, corporate record keeping and information technology. For these services, Network Associates charges a portion of the cost of our provision of the services to McAfee.com, including all related expenses, which is allocated based on headcount, plus a ten percent mark-up. In addition, Network Associates may provide additional services, including legal and accounting services, from time-to-time in the future. The services agreement may be terminated either by McAfee.com on 30 days notice or by Network Associates when it ceases to own a majority of the outstanding voting stock of McAfee.com.

     Registration Rights Agreement: Under this agreement, Network Associates, or any transferee of at least 10% of its McAfee.com shares, can include its shares of McAfee.com common stock in any future registration of common stock made by McAfee.com, other than any registration statement relating to an acquisition or stock option plan. In addition, after June 1, 2000, Network Associates or any transferees of at least 10% of its McAfee.com shares can request that McAfee.com file a registration statement so it can publicly sell their shares of McAfee.com stock.

     Joint Cooperation Agreement: The joint cooperation and master services agreement with McAfee.com governs the provision of technology services among the parties. Under this agreement, the Network Associates' anti-virus emergency response team, known as AVERT, will provide McAfee.com with research and solutions for virus events. The agreement also contains standard terms and conditions governing the provision of technology services from one party to the other under statements of work that may be negotiated from time to time. We pay McAfee.com a fee for these services in an amount equal to 10% of McAfee.com's total quarterly technology costs plus a 10% service charge.

     Tax Sharing Agreement: Under this agreement, McAfee.com pays federal, state and local income tax liability amounts to Network Associates, determined on a pro forma basis, as if McAfee.com filed its own separate income tax returns for each year. Network Associates will not reimburse McAfee.com for McAfee.com's or any other group member's use of their net operating loss or other tax benefits in any consolidated or combined return. However, McAfee.com will be able, during the term of the agreement, to take into account its past and future net operating loss and other tax attributes for purposes of computing its hypothetical separate income tax return liability payment to, or refund from, Network Associates.

     The tax sharing agreement will terminate if McAfee.com is no longer eligible to join Network Associates in the filing of a consolidated federal income tax return. In the event of such termination, any net operating losses or other carryforward amounts would not be available to McAfee.com upon departure from the group. Under the agreement, McAfee.com will not be reimbursed for any such loss of tax benefits.

     Indemnification and Voting Agreement: Under this agreement, except as contemplated below, Network Associates will indemnify and defend McAfee.com harmless for all losses related to any third party claims relating to events or circumstances arising out of any action or inaction of Network Associates, including its subsidiaries and officers and directors, on or prior to December 2, 1999, the date on which McAfee.com completed its initial public offering. Matters for which Network Associates is not obligated to indemnify McAfee.com include:

     - any obligations assumed by McAfee.com, or payments required to be made by McAfee.com, under its agreements with Network Associates;

     - any losses resulting from third party claims that are related to intellectual property developed by McAfee.com between August 20, 1999 and December 2, 2000;

     - any obligations incurred by McAfee.com in the ordinary course of business;

     - any losses resulting from third parties claims made against McAfee.com alleging infringement of intellectual property rights unknown as of the closing of McAfee.com's initial public offering; and

     - any losses resulting from third parties claims related to or arising from a material misstatement contained in or material omission from the prospectus or the registration statement for McAfee.com's initial public offering.

     As a result of the above indemnification, we are, for example, required to hold McAfee.com harmless from our existing litigation related to the anti-virus technology licensed under the cross license agreement. In the event of a claim relating to a product that includes components supplied by McAfee.com and components supplied by us, Network Associates has the right to determine whether and to what extent McAfee.com is entitled to indemnification, after reasonable consultation with McAfee.com.

     For so long as we own at least 20% of McAfee.com's outstanding voting power, we must vote our shares of McAfee.com's capital stock in favor of the election of two independent directors. Additionally, if, as described below under the stockholders agreement, there is a Network Associates' change of control which is not approved by the continuing Network Associates directors, we have agreed to vote to elect a majority of independent directors to McAfee.com's board.

     Stockholders Agreement: Under this agreement, we have agreed that if (1) without the prior approval of the Network Associates continuing directors, as defined below, any person acquires or agrees to acquire 15% or more of our outstanding common stock or (2) the Network Associates continuing directors cease to constitute a majority of serving directors, then for so long but only for so long as that condition exists:

     - our shares of McAfee.com Class B common stock are entitled to only one vote per share instead of three votes per share; and

     - we are obligated to vote our McAfee.com shares to cause, and to take such actions reasonably within our control to cause, and to seek to cause the McAfee.com directors appointed by us to cause, McAfee.com's board of directors to consist of at least a majority of independent directors.

Network Associates continuing directors will consist of our current directors and any subsequent directors approved or not objected to by a majority of our then-continuing directors.

EMPLOYEES

     As of December 31, 1999, we employed 2,686 individuals worldwide. Competition for qualified management and technical personnel is intense in the software industry. Our continued success will depend in part upon our ability to attract and retain qualified personnel. None of our employees is represented by a labor union and we believe that our employee relations are good.

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

     - trends in the computer industry;

     - our ability to develop, market and sell our products particularly in light of our recent sales force reorganization;

     - costs related to acquisitions of technology or businesses;

     - fluctuations in McAfee.com's expenditure levels related to its efforts to build brand awareness, and establish strategic relationships with various Internet companies;

     - fluctuations in myCIO.com's expenditure levels related to its efforts to develop new products, adapt existing products to an application service provider (or ASP) delivery model and build brand awareness;

     - our investment experience related to our strategic minority equity investments;

     - the effectiveness of and the expenditure levels related to the recent expansion of our European Sniffer organization;

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

WE FACE RISKS RELATED TO THE DIVISION OF OUR BUSINESS INTO PRODUCT GROUPS

     On January 1, 2000, we divided our business into four product groups:
McAfee, which markets the McAfee Active Virus Defense (AVD) product suite; Sniffer Technologies, which markets the Sniffer Total Network Visibility (TNV) product suite; PGP Security, which markets the PGP Total Security Defense

(TSD) product suite; and Magic Solutions, which markets the Magic Total Support Desk (TSD) product suite. These four individual product suites form our single Net Tools mega suite. This reorganization, along with a related product group sales force reorganization, is intended to allow us to react faster to customer's needs and to focus each product group's sales force on selling their respective product suite and the individual point products contained in those product suites. As part of this reorganization, we also reorganized our U.S. professional services organization around our product groups. Our customers and potential customers, sales force and professional services organization may not respond favorably to the change and our business and future financial performance could suffer. This reorganization may be unsuccessful due to, among other things:

     - uncertainty and customer dissatisfaction surrounding our shift in focus from our "Net Tools" mega-suite strategy to our product group's strategy, including uncertainty as to our continued level of support for the Net Tools mega suite and continued integration of our various product suites;

     - customer confusion or irritation related to multiple sales calls from different members of our reorganized sales force;

     - a loss of potential cross selling opportunities and a lack of lead sharing between the separate product group's sales representatives who are generally only compensated for sales made by them of products within their product groups;

     - failure by our employees to embrace the changes, resulting in possible declines in sales force productivity or employee departures;

     - the possibility that our centralized general and administrative group may be unable to meet on a timely basis or at all each product group's individualized infrastructure and support requirements; and

     - one or more of our product groups may lack sufficient qualified professional services personnel to support its products.

WE COULD EXPERIENCE CUSTOMER AND MARKET CONFUSION DUE TO OUR MARKETING AND ADVERTISING EFFORTS TARGETED AT THE PRODUCT GROUP OR SUBSIDIARY LEVEL, RATHER THAN AT THE CORPORATE LEVEL, AND DUE TO SIMILARITIES IN THE NAMES USED BY OUR PRODUCT GROUPS AND SUBSIDIARIES

     Networks Associates, Inc. was formed in December 1997, by the combination of McAfee Associates, Inc. and Network General Corporation. Over the last two years, we have spent a significant portion of our total marketing efforts and advertising spending building awareness of the Network Associates name. In the future, we plan to focus our marketing efforts and advertising spending on building brand awareness at the product group and subsidiary level, rather than at the Network Associates corporate level. This could create confusion in the market place and in the investor community if people are not clear about the relationship between Network Associates, our product groups and our McAfee.com and myCIO.com subsidiaries, many of which have potentially confusing names and products. For example, our online consumer anti-virus products, our retail and corporate anti-virus products (other than those hosted online) and our corporate hosted anti-virus products are marketed and sold, respectively, by our publicly traded McAfee.com subsidiary, our retail division which is called McAfee Retail and our McAfee product group and our myCIO.com subsidiary.

THE TIMING AND AMOUNT OF OUR REVENUES ARE SUBJECT TO A NUMBER OF FACTORS THAT MAKE IT DIFFICULT TO ESTIMATE OPERATING RESULTS PRIOR TO THE END OF A QUARTER

     We do not expect to maintain a significant level of backlog. As a result, product revenues in any quarter are dependent on contracts entered into or orders' booked and shipped in that quarter. We have generally experienced a trend toward higher order receipt, and therefore a higher percentage of revenue shipments, toward the end of the last month of a quarter. This trend makes predicting revenues more difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

OUR STOCK PRICE HAS BEEN VOLATILE AND IS LIKELY TO REMAIN VOLATILE

     During 1999, our stock price ranged from a per-share high of $61.25 to a low of $11.06. Announcements, litigation developments, and our ability to meet the expectations of brokerage firms, industry analysts or investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with public traded securities. A number of putative class actions were brought against our officers, directors and us. See Item 3 Legal Proceedings. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

WE EXPECT SIGNIFICANT STOCK BASED COMPENSATION CHARGES RELATED TO REPRICED
OPTIONS

     In light of the decline in our stock price at the time and in an effort to retain our employee base, in April 1999, we offered to reprice options held by all employees, other than directors and executive officers. If the employee agreed not to exercise any of the repriced options for a period of twelve months, the exercise price of their eligible employee options with an exercise price in excess of $11.0625 was reduced to $11.0625, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, we have and will continue to incur a stock-based compensation charge. The total compensation charge expensed for 1999 was approximately $8.8 million, and approximately $11.6 million will be expensed over the remaining vesting period of the repriced options.

     On March 31, 1999, the FASB issued an exposure draft of its Proposed Interpretation, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (the "Proposed Interpretation"). Under the Proposed Interpretation, stock options repriced after December 15, 1998 will be subject to variable plan accounting treatment. If adopted, this proposed guidance will require us to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock after the date of adoption. The FASB currently expects to approve the interpretation sometime in the year 2000. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

EMPLOYEES MAY LEAVE AFTER THE 12-MONTH LOCK UP PERIOD ON THE EXERCISE OF REPRICED EMPLOYEES OPTIONS

     Employees whose options were repriced to $11.0625 per share, as described above, agreed to not exercise any of the repriced options for a period of twelve months. After April 22, 2000, the end of this 12-month lock-up period, employees may elect to terminate their employment with us and exercise and sell some or all of their repriced vested options. The departure of a large number of our employees or a meaningful number of key non-executive employees could have a material adverse impact on many facets of our business, including our ability to develop new products, upgrade existing products, sell our products and provide adequate internal infrastructure.

WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE TRANSACTIONS

     The software industry has experienced, and is expected to continue to experience, a significant amount of consolidation. As part of our growth strategy, we may buy or make investments in, complementary companies, products and technologies. Since 1995 we have completed a large number of significant acquisitions involving both public and private companies, including:

     - CyberMedia in September 1998;

     - Dr. Solomon's in August 1998;

     - Secure Networks in May 1998;

     - Magic Solutions and TIS in April 1998;

     - Network General, PGP and Helix Software in December 1997;

     - Cinco Networks in August 1997 (acquired by Network General);

     - Vycor Corporation in February 1996; and

     - Saber Software in August 1995.

     We have also completed a number of smaller acquisitions and acquired a number of our international distributors. Recently, we began making strategic minority investments in complementary Internet related companies. As of December 31, 1999, these minority investments totaled $20.2 million. We are currently investigating acquisitions of additional foreign distributors and other strategic minority investments.

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

WE FACE RISKS RELATED TO OUR SNIFFER STRATEGY

     We recently began investing significant resources to increase the European Sniffer sales organization in an effort to increase brand awareness in Europe. There is no guarantee that this investment will produce the desired results. Certain of the Sniffer products contain critical components supplied by a limited number of third party suppliers.

OUR HARDWARE BASED PRODUCTS FACE MANUFACTURING, SUPPLY, INVENTORY, LICENSING AND OBSOLESCENCE RISKS

     Some of our Sniffer products and E-ppliance products include, in addition to our software, a hardware platform as well as software licensed from other companies. Third party manufacturers do the manufacturing of these products under contract for us. Reliance on third party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. In the event that any third party manufacturers cannot or will not continue to manufacture our products in required volumes, on a cost effective basis, in a timely manner or at all, we will have to secure additional manufacturing capacity. Even if such additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could create delay in product shipments.

     Our hardware-based products contain critical components supplied by a single or a limited number of third parties. We have been required to purchase certain computer platforms around which we design our network fault and performance management products to ensure an available supply of these products for our customers. Any significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders.

     Some of our hardware based products incorporate licensed software, such as operating system software. Our ability to successfully market these products depends on our ability to obtain reasonably priced licenses from third party software providers, as well as on our ability to integrate our hardware and software with the software provided from third parties. If we are unable to obtain software licenses from third parties or to integrate third party software with our hardware products, our ability to market hardware based products would suffer.

     Hardware based products may face greater obsolescence risks than software products. If our hardware products are not easily upgradable to meet future market needs, they may become obsolete. In addition to lost future sales, we could incur losses or other charges in disposing of obsolete inventory, both of which could also materially adversely affect our results of operations.

WE FACE RISKS RELATED TO OUR MYCIO.COM STRATEGY

     In January 2000, we launched a new wholly owned subsidiary, myCIO.com. myCIO.com is an infrastructure ASP which delivers to businesses hosted network security and availability services via the Internet. This web-based model is a relatively new concept and there is a risk that myCIO.com and its products may fail to gain market acceptance.

     The growth, market acceptance and ultimate profitability of myCIO.com's online network security and availability services is highly uncertain and subject to a number of factors, including:

     - myCIO.com's ability to successfully adapt existing products or develop new or enhanced products that operate in fast, secure and reliable manner over the Internet;

     - increased expenditures associated with the creation of a new business, such as product development, marketing and technical and administrative support;

     - the introduction of new products by myCIO.com or myCIO.com's competitors;

     - potential unwillingness of businesses to pay for myCIO.com's subscription based products and services and its ability to properly price its products and services to generate the greatest revenue opportunities;

     - business reluctance to change their software purchasing behavior in favor of services hosted on the myCIO.com servers; and

     - business concerns about whether the Internet is fast, reliable and secure enough to deliver critical network security and availability services effectively.

     There is a risk that sales of myCIO.com's products may significantly reduce the sales of the products offered by our product groups. These sales may result in less overall revenue and profit for us if the prices and profit margins of myCIO.com's products are less than the prices and profit margins of comparable products offered by our product groups.

     myCIO.com is likely to incur significant losses for the foreseeable future. These losses will be funded by us and will impact our consolidated financial results.

WE FACE RISKS RELATED TO OUR MCAFEE.COM STRATEGY

     In December 1998, we incorporated McAfee.com as our Internet destination dedicated to updating, upgrading and managing PCs, over the Internet for single use retail, non-corporate, consumers. We have entered into various inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements with McAfee.com. On December 2, 1999, McAfee.com completed an initial public offering. At December 31, 1999, we owned
36.0 million shares of McAfee.com's Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. McAfee.com Class A common stock is entitled to one vote per share. At December 31, 1999, our McAfee.com holdings represented approximately 83% of McAfee.com's outstanding capital stock and approximately 94% of its total voting power.

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

     - we are required to indemnify McAfee.com with respect to existing litigation related to the licensed technology to which we are a party, including the litigation described in Note 15 of the Notes to the Consolidated Financial Statements;

     - McAfee.com has agreed to provide, and we are dependent on McAfee.com to provide continuously and successfully, the infrastructure and technical support for our web site;

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

     We expect that the McAfee.com business will incur significant losses for the foreseeable future. These losses will impact our consolidated financial results. The growth and market acceptance of McAfee.com's online PC security and management products and services is highly uncertain and subject to a number of factors, including:

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

WE FACE RISKS RELATED TO THE ALLOCATION OF PRODUCTS, CUSTOMERS AND TERRITORIES AMONG OUR PRODUCT GROUPS AND SUBSIDIARIES

     We are continuing to focus our business around our products, our customers and geographic territories. Our product groups are primarily product focused selling their specific product suites. McAfee.com and myCIO.com are both product and customer focused primarily selling their products and services over the Internet to consumers and businesses, respectively. NAI KK is both geographically and customer focused, selling Network Associates' products on a generally exclusive basis in Japan and to large Japanese business customers outside of Japan. Except as provided under our technology licensing agreements and arrangements, we do not currently have in place a policy to govern the pursuit or allocation of business opportunities between our subsidiaries and product groups. These and any future internal allocation of products, customers and territories could result in, among other things:

     - sales force conflict;

     - customer confusion surrounding the entity or party with whom they are expected to deal;

     - disputes over product and research and development priorities;

     - disputes over allocation of corporate resources and focus; and

     - loss of management focus due to efforts spent to resolve internal conflicts.

WE MUST ADAPT TO THE RAPIDLY CHANGING BUSINESS ENVIRONMENT BROUGHT ON BY THE WIDESPREAD USE OF THE INTERNET

     We have integrated the use of the Internet in many parts of our business, including sales, distribution and support of our products. There are still many uncertainties regarding many facets of the Internet, including reliability, security, access, tax, government regulation and cost. We also run the risk of not adapting to the latest changes in the Internet, which could affect our business operations. If growth of the Internet does not develop at the rapid pace we expect, our operating results could be adversely affected.

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

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE; WE FACE RISK ASSOCIATED WITH PRODUCT DEVELOPMENT

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

     - provide upgrades and updates to users frequently and at low cost; and

     - remain compatible with popular operating systems such as Windows 98, Windows NT and NetWare.

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

     We may continue to experience delays in software development as we have at times in the past. Complex software products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or cost us our market acceptance. For example, our anti-virus software products have in the past falsely detected viruses that did not actually exist. Difficulties and delays associated with new product introductions, performance or enhancements could have a material adverse effect on our business, financial condition and results of operation.

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

IF THE NETWORK MANAGEMENT AND NETWORK SECURITY MARKETS DO NOT EVOLVE AS WE ANTICIPATE, OUR BUSINESS COULD SUFFER

     The markets for our network management and network security products are evolving, and their growth depends upon broader market acceptance of this software, including help desk software. Although the number of PCs, attached to large-area networks has increased dramatically, the network management and network security markets continue to be emerging markets. These markets may not continue to develop or may not develop rapidly enough to benefit our business significantly. In addition, there are a number of potential approaches to network management and network security, including the incorporation of management and security tools into network operating systems. Therefore, even if network management and network security tools gain broader market acceptance, potential purchasers may not select our products. To the extent that either the network management or network security market does continue to develop, we expect that competition will increase.

WE ARE SUBJECT TO INTENSE COMPETITION IN THE NETWORK MANAGEMENT AND SECURITY MARKETS AND WE EXPECT TO FACE INCREASED COMPETITION IN THE FUTURE

     The markets for our products are intensely competitive we expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include:

     - performance;

     - functionality;

     - quality;

     - customer support;

     - breadth of product line;

     - frequency of upgrades and updates;

     - integration of products;

     - manageability of products;

     - brand name recognition;

     - our reputation; and

     - price.

     We may be unable to compete effectively against existing and potential competitors. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating the original equipment manufacturer market with their network security and management products. As is the case in many segments of the software industry, we have been encountering, and we expect to further encounter, increasing competition. This increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in price reductions but also in a decline in sales volume, which could cause our business to suffer. In addition, competitive pressures may make it difficult for us to maintain or exceed our growth rate.

     Performance and quality of our anti-virus software products are measured by number and type of viruses detected, the speed at which the products run and ease of use. Our principal competitor in the anti-virus market serviced by our McAfee product groups and McAfee.com is the Peter Norton Group of Symantec. Trend Micro remains the strongest competitor in the Asian anti-virus market. Other competitors include numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors.

     Our principal competitors in the security market generally varies by product type. For firewalls, our principal competitors include CheckPoint, Axent, particularly for Windows NT-based firewalls, and larger companies such as Cisco Systems and Microsoft. For intrusion detection products, we compete with ISS, Axent and Cisco. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. Public key infrastructure, or PKI, encryption vendors such as Entrust Technologies offer some products that compete with our PGP products. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

     Our principal competitor in the network management market is Agilent. Other competitors include Cisco, Computer Associates, Compuware, Concord Communications, DeskTalk Systems, GN Nettest, Network Instruments, Radcom Technologies, Shomiti Systems and Wavetek Wandel & Goltermann, Inc.

     Our principal competitors in the help desk market are Computer Associates, Heat, Peregrine and Remedy.

     We also face competition from large software companies such as Microsoft, Intel, Novell and HP, which may offer network security and management products as enhancements to their operating system.

     Finally, as the network management market develops, we may face increased competition from a number of large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of companies who are able to provide the necessary software and support capabilities. In addition, to the extent that we continue to develop our Net Tools suite of products designed around a centralized management and administration console for the Windows NT platform, we will likely compete with large computer systems management companies such as Tivoli Systems and Computer Associates.

OUR CUSTOMERS MAY CANCEL OR DELAY THEIR PURCHASES OF OUR PRODUCTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     Our products may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. Any cancellation or delay could adversely affect our results of operations.

WE FACE RISKS RELATED TO OUR SALES FORCE STRUCTURE AND ITS RECENT RESTRUCTURING

     Our non-governmental sales force is organized by product group, with four separately focused sales organizations selling our McAfee, Sniffer Technology, PGP Security and Magic Solutions products and product suites. All four sales organizations consist of field sales representatives who are located regionally and outbound telesales representatives who actively focus on selling our individual product suites. The telesales representatives focus on small customers and transactions. McAfee.com has, and myCIO.com is developing, a separate sales force, focusing on selling their ASP solution directly to consumers and businesses, respectively. To succeed in the direct sales channel, we must build a significant direct sales organization and must attract and retain qualified personnel. These individuals will require training about, and knowledge of, product attributes of the products and product suites sold by them. We may not succeed in building the necessary sales organization or in attracting, retaining or training these individuals.

     In January 2000 we divided our U.S. direct sales force among our four product groups, in part, to focus our sales force on selling specialized product suites versus selling each of the various product suites that form our Net Tools mega suite. Our customers and potential customers and sales force may not respond favorably to the restructuring and our revenues, business and future financial performance could suffer materially. In addition to customer and sales related risks described above:

     - disputes may occur between our product group sales forces;

     - sales representatives may lose productivity while being retrained or while refocusing their sales efforts; and

     - sales representatives may terminate their employment with us.

     Although our increased direct sales efforts may also reduce our dependence on resellers and distributors, it may also lead to conflicts for the same customers, further customer confusion and may result in pressure by current and prospective customers for price reductions on products.

WE SELL OUR PRODUCTS THROUGH INTERMEDIARIES, WHO MAY NOT VIGOROUSLY MARKET OUR PRODUCTS, HAVE RIGHTS OF RETURN OR MAY HAVE DIFFICULTY IN TIMELY PAYING FOR PURCHASED PRODUCTS

     We market a significant portion of our products to end-users through intermediaries, including distributors, resellers and value-added resellers. Our distributors sell other products that are complementary to, or compete with, our products. While we encourage our distributors to focus on our products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors. Our agreements with our distributors generally permit our distributors to return our product to us in the event of end user returns to the distributor, inaccurate estimates of end user demand by the distributor, increased purchases by distributors in response to sales incentives or transitions to new products. We record sales to distributors as revenue and at the same time establish a reserve for returns. Actual returns could exceed reserves as a result of distributors holding excessive amounts of our product in inventory. Our current or future reserves for returns could be inadequate which would adversely impact our operating results.

     Some of our distributors are experiencing economic difficulties worldwide, which may adversely impact our collection of accounts receivable. For example, one of our major European distributors, which had been experiencing significant cash flow issues, declared bankruptcy. As a result, in the quarter ended June 30, 1999 we recorded a $31.8 million reserve for payment default. We regularly review the collectibility and credit worthiness of our distributors to determine an appropriate allowance for doubtful accounts' reserve. Our uncollectible accounts could exceed our current or future allowance for doubtful accounts' reserve, which would adversely impact our operating results.

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

     The failure to develop and maintain an effective professional services organization could have a material adverse effect on our business. To more effectively service our customer's evolving needs, we intend to significantly expand and develop our worldwide professional service organization. We may not succeed in these efforts. Effectively expanding and developing our professional services organization will require that we hire and train more service professionals who must be continually trained and educated to ensure that they possess sufficient technical skills and product knowledge. The market for qualified professionals is intensely competitive, making hiring and retention difficult. We expect significant competition in this market from existing providers of professional services and future entrants. We must also properly price our services to attract customers, while maintaining sufficient margins for these services. We therefore expect that we will have lower profit margins on our service revenues. In addition, in January 2000, we reorganized our U.S. professional services organization, in part, to enable the professional services organization to become more specialized on individual products and product suites. As a result, a particular product group may have insufficient qualified personnel to perform its professional services needs as there will no longer be a "pool" of professional service personnel from which to draw. A product group's lack of sufficient professional services personnel could lead to customer dissatisfaction, missed revenue opportunities and a loss of future business.

WE RELY ON THE CONTINUED PROMINENCE OF MICROSOFT TECHNOLOGY

     Although we intend to support other operating systems, our mission is to be the leading supplier of network security and management products for Windows NT/Intel based networks. Sales of our products would be materially and adversely affected by market developments that are adverse to the Windows operating environments, including the failure of users and application developers to accept Windows NT. In addition, our ability to develop products using the Windows operating environments is dependent on our ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft. We may not be able to gain the necessary access from Microsoft.

WE MAY FAIL TO SUPPORT OPERATING SYSTEMS WHICH SUCCESSFULLY COMPETE WITH MICROSOFT'S TECHNOLOGY, INCLUDING COMPETING VERSIONS OF THE UNIX OPERATING SYSTEM

     We are expanding our product support to include the Unix operating system and the Linux operating system. Sales of our products could be materially and adversely impacted by our failure to support those versions of the Unix operating system or competing operating systems that receive broad market acceptance. The Unix system encompasses many separate operating systems of which we only support a few, including for example, Sun Microsystem's Solaris Unix operating system.

WE MUST EFFECTIVELY MANAGE OUR GROWTH

     Our business has grown rapidly, both internally and through acquisitions. This growth has placed, and any future growth would continue to place, a significant strain on our limited personnel, management and other resources. Our ability to manage any future growth, particularly with the anticipated expansion of our international business and our ASP businesses, and growth in distribution business, will require us to:

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

     Our success depends significantly upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products. We do not typically obtain signed license agreements from our corporate, government and institutional customers who license products directly from us. Rather, we include an electronic version of a shrink-wrap license in all of our electronically distributed software and a printed license in the box for our products distributed through traditional distributors in order to protect our copyrights and trade secrets in those products. Since the licensee has not signed any of these licenses, many legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. The steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. For example, we are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us. Changing legal interpretations of liability for unauthorized use of the our software, or lessened sensitivity by corporate, government or institutional users to avoiding infringement of intellectual property, could have a material adverse effect on our business, results of operations and financial condition.

     There has been substantial litigation regarding the intellectual property rights of technology companies. The increased issuance of software patents in recent years has led to and is likely to continue to lead to increased patent and intellectual property litigation in the software industry. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including separate patent infringement cases involving Hilgraeve and Trend Micro. See Item 3 Legal Proceedings. Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

     - result in the loss of our proprietary rights;

     - subject us to significant liabilities;

     - require us to seek licenses from third parties; or

     - prevent us from manufacturing or selling our products.

     The litigation process is subject to inherent uncertainties and we may not prevail in these matters, or we may be unable to obtain licenses with respect to any patents or other intellectual property rights that may be held valid or infringed upon by our products or us. Uncertainties inherent in the litigation process involve, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to us.

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS AND OTHER INHERENT RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES

     In 1999, 1998 and 1997, net revenue from international sales represented approximately 40%, 36%, and 36%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenues will continue to account for a significant percentage of net revenues. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

COMPUTER "HACKERS" MAY DAMAGE OUR PRODUCTS AND SERVICES

     Given our high profile in the security software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products. While to date these efforts have been discovered quickly and their adverse impact has been limited, similar viruses or efforts may be created or replicated in the future. In this event, users' computer systems could be damaged and demand for our software products may suffer as a result. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses. Given our increased use of the Internet to deliver products and services, any successful sabotage or other attack on our websites, including the McAfee.com and myCIO.com web sites, could disrupt our ability to provide products and services to customers. A successful sabotage of one of our or our affiliates web based businesses could result in reduced demand for our or our affiliates web based products and services and have a material adverse affect on our business and our results of operation. Recently a number of websites have been subject to denial of service attacks where a web site is bombarded with information requests eventually causing the website to overload, which causes a delay or disruption of service.

FALSE DETECTION OF VIRUSES AND ACTUAL OR PERCEIVED SECURITY BREACHES COULD ADVERSELY AFFECT OUR BUSINESS

     Our anti-virus software products have in the past and may at times in the future falsely detect viruses that do not actually exist. These false alarms, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. In addition, we have in the past been subject to litigation claiming damages related to a false alarm, and similar claims may be made in the future. In addition, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market's perception of our security products. This could adversely effect our business, results of operations and financial condition.

OUR CRYPTOGRAPHY TECHNOLOGY IS SUBJECT TO EXPORT RESTRICTIONS AND MAY BECOME OBSOLETE

     All of our products are subject to the U.S. Export Administration Regulations, governed by the U.S. Department of Commerce. Certain of our network security products, technology and associated technical assistance, particularly products and technology incorporating encryption, may be subject to export restrictions. Recent changes to U.S. laws enable Network Associates to export more products without restrictions; however certain products still may not be exported to foreign government customers without prior approval from the U.S. government. The list of products and end users for which export approval is required, and the regulatory policies with respect thereto, are subject to revision by the U.S. Government at any time. The cost of compliance with U.S. and international export laws and changes in existing laws could affect our ability to sell certain products in certain markets, and could have a material adverse effect on our international revenues.

     In addition, some of our network security products are dependent on the use of public key cryptography technology. This technology depends in part upon the application of certain mathematical principles known as factoring and discrete logarithms. The security afforded by public key cryptography technology is based on our belief that the factoring of large prime numbers and solving the discrete log problem is not computationally practical. Should an easy factoring method be developed or the discrete log problem is solved, the security afforded by encryption products using public key cryptography technology would be reduced or eliminated. Furthermore, any significant advance in techniques for attacking cryptographic systems could also render some or all of our existing products and services obsolete or unmarketable. Moreover, the cryptographic algorithms used in our products can theoretically be solved by computer systems significantly faster and more powerful than those presently available. If these improved techniques for attacking cryptographic systems were ever developed, our business would be adversely affected.

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

EARTHQUAKE

     Our corporate headquarters is located near a major earthquake fault. The impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Safety precautions have been implemented, however there is no guarantee that an earthquake would not seriously disturb our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake.

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

     In October 1998, our board of directors adopted a shareholders rights plan. Each right under this plan entitles the record holder to buy 1/1000 of a share of our series B participating preferred stock at an exercise price of $200.00. The rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 15% or more of our common stock) will be entitled to acquire in exchange for the $200 exercise price shares of our common stock or shares of any company in which we are merged having a value of $400. We are entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of our common stock.

     In October 1999, we entered into a stockholders agreement with McAfee.com. Under this agreement we agreed that if (1) without the prior approval of our continuing directors, as defined below, any person acquires or agrees to acquire 15% or more of our outstanding common stock or (2) our continuing directors cease to constitute a majority of Network Associates serving directors, then for so long but only for so long as that condition exists:

     - our shares of McAfee.com Class B common stock will be entitled to only one vote per share instead of three votes per share; and

     - we will be obligated to vote our McAfee.com shares to cause, and to take such actions reasonably within our control to cause, and shall seek to cause the McAfee.com directors appointed by us to cause, the McAfee.com board of directors to consist of at least a majority of independent directors.

     Network Associates continuing directors consist of our current directors and any subsequent directors approved or not objected to by a majority of our then-continuing directors.

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

ITEM 2. PROPERTIES

     Our headquarters currently occupy 207,650 square feet in facilities located in Santa Clara, California under leases expiring in 2013. Worldwide we lease facilities with approximately 1.0 million total square feet, with leases that expire at various times. Our primary international facilities are located in Australia, Brazil, Germany, Japan, the Netherlands and the United Kingdom. Other significant domestic sites include Maryland, Oregon and Texas. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     Information with respect to this item is incorporated by reference to Note 15 of Notes to Condensed Consolidated Financial Statements included in this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders' during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     Since our initial public offering on October 6, 1992, our common stock has traded on the NASDAQ National Market. Since the combination with Network General Corporation on December 1, 1997, our common stock has traded under the symbol NETA. Prior thereto, our common stock traded under the symbol MCAF. The following tables set forth, for the period indicated, the high and low closing sales prices for our common stock for the last eight quarters, all as reported by NASDAQ. The prices appearing in the tables below reflect over the counter market quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                               HIGH      LOW
                                                              ------    ------
YEAR ENDED DECEMBER 31, 1999
  First Quarter.............................................  $61.25    $28.06
  Second Quarter............................................   30.75     11.06
  Third Quarter.............................................   21.63     15.56
  Fourth Quarter............................................   28.00     16.56
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................  $48.00    $31.33
  Second Quarter............................................   47.88     38.81
  Third Quarter.............................................   55.75     32.06
  Fourth Quarter............................................   66.25     26.63

     Per share amounts have been restated to give effect retroactively to a three-for-two stock split which was effected by a stock dividend on May 29, 1998.

DIVIDEND POLICY

     We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

HOLDERS OF COMMON STOCK

     As of March 27, 2000, there were 1,361 record owners of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     We have restated our financial results to incorporate the following companies acquired through pooling of interests: Anyware, CSB, Dr. Solomon's, Nordic, QA, Secure, Syscon, (all acquired in 1998) and Helix, Jade, Network General, SHBV (all acquired in 1997). In addition, results for the nine months ended September 30, 1998 and each of the years ended December 31, 1997, 1996 and 1995, have been restated from those previously reported to reflect a change in the purchase price allocation and related amortization of intangibles for acquisitions accounted for by the purchase method of accounting.

     Dr. Solomon's had a fiscal year ended May 31. Financial statements for the periods through December 31, 1997, reflect the combination of our operating results for the years ended December 31, 1997, 1996, and 1995 and the operating results of Dr. Solomon's for the years ended November 30. Restated financial statements for the year ended December 31, 1998 reflect our operating results for the year ended December 31, 1998 and the operating results of Dr. Solomon's for the thirteen months ended December 31, 1998.

                                                     YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                       1999         1998        1997        1996        1995
                                     ---------    --------    --------    --------    --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Net revenue........................  $ 683,668    $990,045    $735,692    $514,997    $328,541
Income (loss) from operations......   (138,199)    119,966      61,947      57,568      73,941
Income (loss) before income
  taxes............................   (130,658)    138,167      82,813      65,419      82,989
Net income (loss)..................   (159,901)     36,438      10,639      10,711      53,752
Net income (loss) per share,
  diluted..........................  $   (1.15)   $   0.26    $   0.08    $   0.09    $   0.45
Shares used in per share
  calculation -- diluted...........    138,695     138,609     132,729     125,502     119,243

                                                           DECEMBER 31,
                                   ------------------------------------------------------------
                                      1999          1998         1997        1996        1995
                                   ----------    ----------    --------    --------    --------
BALANCE SHEET DATA:
Working capital..................  $  285,665    $  537,056    $247,811    $307,478    $179,049
Total assets.....................   1,479,394     1,536,721     805,350     613,867     366,280
Deferred revenue and taxes.......     163,816       205,598     129,557      91,020      68,838
Long Term Debt and other
  liabilities....................     379,267       374,132       2,353          --          --
Total equity.....................  $  660,106    $  722,838    $492,501    $425,671    $251,810

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Fiscal Years Ended December 31, 1999, 1998 and 1997

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statements of Operations.

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Net revenue:
  Product...................................................   69%     84%     86%
  Services and support......................................   31      16      14
                                                              ---     ---     ---
          Total revenue.....................................  100     100     100
Cost of revenue:
  Product...................................................   13      14      15
  Services and support......................................    5       4       4
                                                              ---     ---     ---
          Total cost of revenue.............................   18      18      19
Operating costs and expenses:
  Research and development..................................   22      14      14
  Marketing and sales.......................................   54      30      30
  General and administrative................................   18       8      11
  Amortization of intangibles...............................    9       4       2
  Stock compensation charge.................................    2      --       2
  Acquisition and other related costs.......................   (3)     14      13
                                                              ---     ---     ---
          Total operating costs and expenses................  102      70      72
                                                              ---     ---     ---
          Income (loss) from operations.....................  (20)     12       8
Interest and other income...................................    4       4       3
Interest and other expense..................................   (3)     (2)     --
                                                              ---     ---     ---
          Income (loss) before provision for income taxes...  (19)     14      11
Provision for income taxes..................................    4      10      10
                                                              ---     ---     ---
          Net income (loss).................................  (23)%     4%      1%
                                                              ===     ===     ===

     Net Revenue. Net revenue decreased 31% to $683.7 million in 1999 from $990.0 million in 1998, including an $18.2 million increase in revenue from McAfee.com. Net revenue increased 35% from $735.7 million in 1997 to $990.0 million in 1998, including a $3.8 million increase in revenue from McAfee.com. The decrease in net revenue from 1998 to 1999 is due to our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products. From 1997 to 1998, the increase in net revenue is due to the increase in product revenue and services and support revenues described below.

     Product revenue decreased 43% to $474.1 million in 1999 from $831.4 million in 1998, and increased 31% from $634.3 million in 1997. The decrease in net revenue from 1998 to 1999 is due to our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products.

     Services and support revenues include revenues from software support, maintenance contracts, education and consulting services, as well as those revenues from customer support and maintenance contracts, which are deferred and recognized over the related service period. Service revenues increased 32% to $209.6 million in 1999 from $158.7 million in 1998, and 56% from $101.4 million in 1997. The increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of our installed customer base and the resulting renewal of maintenance contracts.

     We have historically experienced significant growth in net income (before acquisition and related costs) and net revenue. However, our rate of growth has slowed in recent periods due to increased price competition, a maturing anti-virus market and an increasingly higher base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders as well as expanding our customer base. If our renewal rate or our pace of new customers slows, our net revenues and operating results would be adversely affected.

     International revenue accounted for approximately 40%, 36%, and 36% of net revenue for 1999, 1998 and 1997, respectively. The increase in international net revenue as a percentage of net revenue from 1998 to 1999 was due primarily to increased acceptance of our products in international markets and the continued investment in international operations. We expect that international revenues will increase in absolute terms. To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international license revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

     Cost of Net Revenue. Cost of Net Revenue decreased 29% to $126.5 million in 1999 from $177.0 million in 1998, and increased 25% from $142.1 million in 1997. The decrease in cost of net revenues from 1998 to 1999 was primarily due to the decrease in net revenue. From 1997 to 1998 the increase in cost of net revenue is due to the increase in cost of product revenue and cost of services and support revenue described below.

     Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and with respect to certain Sniffer products, computer platforms and other hardware components. Cost of product revenues decreased 35% to $88.7 million in 1999 from $137.4 million in 1998. From 1997 to 1998 cost of product revenues increased 23% from $111.6 million. The decrease in cost of product revenues from 1998 to 1999 was primarily due to a corresponding decrease in product revenues. The increase in cost of product revenues from 1997 to 1998 was due to a corresponding increase in product revenues. As a percentage of net product revenue, cost of product revenue was 19% in 1999, 17% in 1998 and 18% in 1997.

     Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. In 1999, cost of services and support revenue decreased 5% to $37.7 million from $39.7 million in 1998. Costs stayed relatively flat in 1999. From 1997 to 1998, cost of services and support revenue increased 30% from $30.5 million. The increase is due to increase in net revenue. Costs increased at a higher rate than revenue due to the shift in the mix of support and professional services revenue versus revenue from warranty and maintenance contracts previously deferred. Cost of services and support revenue as a percentage of net services and support revenue was 18% in 1999, 25% in 1998 and 30% in 1997.

     To the extent that the percentage of our net revenue, which is generated through traditional distribution channels, increases, our cost of net revenue will increase.

     Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Research and development expenses increased 9% to $148.2 million in 1999 from $135.5 million in 1998. Research and development expenses increased from 1998 to 1999 due to the increase in staffing and equipment expense to support growth in our product and service offerings. From 1997 to 1998, research and development expenses increased 31% from $103.1 million. These increases were primarily a result of the expansion of our product development and technical support staff and, to a lesser extent, the increased use of independent contractors. As a percentage of net revenue, research and development expenses were 22% in 1999, 14% in 1998 and 14% in 1997. We anticipate that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

     We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 25% to $367.3 million in 1999 from $294.8 million in 1998. From 1997 to 1998, marketing and sales expenses increased 33% from $222.2 million in 1997. These increases were primarily due to continued investment in the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for McAfee.com. As a percentage of net revenue, marketing and sales expense was 54% in 1999, 30% in 1998 and 1997. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative expenses increased 49% to $124.7 million in 1999 from $83.9 million in 1998 due to a charge to cover $31.8 million in doubtful accounts, the development of our E-commerce business systems, expansion of our IT infrastructure and the implementation of our new SAP Human Resources module. From 1997 to 1998, general and administrative expenses increased 1% from $83.1 million in 1997 to 83.9 million in 1998. As a percentage of net revenues, general and administrative expenses were 18.0%, 8.0% and 11.0% in the year ended December 31, 1999, 1998 and 1997, respectively.

     Amortization of Intangibles and Stock Compensation Charges. We expensed $74.0 million, $43.2 million and $30.5 million of amortization related to intangibles and stock compensation charges in the years ended December 31, 1999, 1998 and 1997, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. Stock compensation charges relate to the repricing of employee stock options and the issuance of McAfee.com stock options to our executives and employees. We do not expect to incur charges related to these McAfee.com option grants in the future. However, we do expect significant stock based compensation charges related to repriced employee stock options. The increase in amortization related to intangibles is due to the acquisitions of Magic Solutions, Inc., CyberMedia and Virex and NetOctopus products by Dr Solomon's.

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the Risk Factors on page 15 for a discussion of certain factors that could affect future performance.

ACQUISITION AND OTHER RELATED COSTS

  Year Ended December 31, 1999

     The following table is a summary of acquisitions by the Company in the three years ended December 31, 1999:

                                  COMMON STOCK
                                   ISSUED IN                  PURCHASE PRICE OF
                              POOLING OF INTERESTS          PURCHASE TRANSACTIONS
                              --------------------          ---------------------
1998
Syscon....................            1,230 shares
Nordic....................           30,508 shares
Magic Solutions...........                                      $140.3 million
TIS.......................        6,755,540 shares
Secure....................          567,000 shares
CSB.......................            9,815 shares
QA........................          305,557 shares
Anyware...................          228,204 shares
Dr. Solomon's.............       15,813,142 shares
CyberMedia................                                      $174.3 million
1997
Network General...........       17,900,000 shares
Jade K.K..................          504,107 shares
Schuijers Holdings B.V....           95,582 shares
3DV Technology, Inc.......                                      $20.0 million
Compusul Consultores
  de Informatica, Ltda....                              $2.6 million plus $1.0 million
                                                             contingently payable
Cinco Networks, Inc.......                                      $26.0 million
Paradigm Agency Pty
  Ltd.....................                                       $2.0 million
Helix Software Company....          825,000 shares
Pretty Good Privacy,                                     $35 million plus warrants to
  Inc.....................                               purchase   375,000 shares of
                                                       Common Stock at   $40 per share

     The following table summarizes the activity during the year ended December 31, 1999, in the reserves for acquisition and other costs established in the second and third quarters of 1998 (in thousands):

                                         DIRECT                              ASSET
                                       TRANSACTION   SEVERANCE     LEASE     WRITE
                                          COSTS      & BENEFITS    COSTS     DOWNS     OTHER     TOTAL
                                       -----------   ----------   -------   -------   -------   --------
Balance, December 31, 1998...........    $ 9,900      $ 8,338     $ 5,508   $ 1,405   $ 2,144   $ 27,295
Paid out or charged against the
  related assets.....................     (5,712)      (1,549)       (804)     (140)     (104)    (8,309)
Adjustment to liability..............     (4,188)      (6,789)     (4,704)   (1,265)   (2,040)   (18,986)
                                         -------      -------     -------   -------   -------   --------
Balance, December 31, 1999...........    $     0      $     0     $     0   $     0   $     0   $      0
                                         =======      =======     =======   =======   =======   ========

     For the year ended December 31, 1999, activity with respect to these reserves consisted principally of the payment of accrued direct transaction costs and severance benefits, and adjustments to remaining accruals. All expenditures related to these accruals have been completed and the excess reserves, $18,986,000, were credited to Acquisition and related charges.

     The following table summarizes the activity during the year ended December 31, 1999, in the reserves for acquisition and other costs established in the year ended December 31, 1997 (in thousands):

                                          DIRECT                           ASSET
                                        TRANSACTION   SEVERANCE    LEASE   WRITE
                                           COSTS      & BENEFITS   COSTS   DOWNS    OTHER    TOTAL
                                        -----------   ----------   -----   ------   -----   --------
Balance, December 31, 1998............     $ (36)       $ 539      $(422)  $  484   $ 374   $    939
Paid out or charged against the
  related assets......................      (193)         (58)      (942)       0       0     (1,193)
Adjustment to liability...............       229         (481)     1,364     (484)   (374)       254
                                           -----        -----      -----   ------   -----   --------
Balance, December 31, 1999............     $   0        $   0      $   0   $    0   $   0   $      0
                                           =====        =====      =====   ======   =====   ========

     For the year ended December 31, 1999, activity with respect to these reserves consisted principally of expenditures related to accrued lease termination costs and adjustments to remaining accruals. All expenditures related to these accruals have been completed and an additional expense, $254,000, was charged to Acquisition and related charges.

  Year Ended December 31, 1998

     In connection with the acquisitions accounted for as poolings of interests, we incurred direct transaction costs and other restructuring and related charges in the amount of $85.8 million in the year ended December 31, 1998. In connection with the acquisitions accounted for as purchase transactions, we incurred charges of $49.8 million in the year ended December 31, 1998, consisting principally of the write-off of acquired in-process research and development. The following is a summary of these charges together with charges for certain restructuring activities taken by us during the year ended December 31, 1998 ($000's):

                                                                   LEASE COSTS
                                                                    AND ASSET
                                       DIRECT         SEVERANCE       WRITE      IN-PROCESS
                                  TRANSACTION COSTS   & BENEFITS      DOWNS         R&D       OTHER    TOTAL
                                  -----------------   ----------   -----------   ----------   -----   --------
TIS.............................       $15,023         $ 3,818       $ 4,414      $    --     $(924)  $ 22,331
Dr. Solomon's...................        19,898          11,425        18,312           --         0     49,635
Secure..........................           500             500         1,200           --       100      2,300
Magic...........................            --              --            --       27,014        --     27,014
CyberMedia......................            --              --            --       22,830        --     22,830
Restructuring Costs -- Q2.......            --          11,318         8,644           --       610     20,572
Restructuring Costs -- Q3.......            --           3,285           370           --        --      3,655
Reversal of excess reserves.....        (6,750)         (2,276)       (3,909)          --       214    (12,721)
                                       -------         -------       -------      -------     -----   --------
Total Charges...................       $28,671         $28,070       $29,031      $49,844     $  --   $135,616
                                       -------         -------       -------      -------     -----   --------

     Direct transaction costs included $18.0 million in investment banking fees, $9.2 million in legal and accounting fees, and $1.5 million in filing fees, travel and other costs. Lease costs and asset write downs include the costs of closing approximately 33 facilities throughout the world ($12.2 million), the disposal of excess and obsolete assets (generally computer equipment which did not comply with our standards ($12.0 million)), and the write-off of goodwill and intangibles associated with discontinued Dr. Solomon's products ($4.8 million). The Dr. Solomon's write-off related to two minor products which we discontinued and which had no sales subsequent to the Dr. Solomon's acquisition.

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

     The lease costs represent an estimate of lease expense during the period prior to re-leasing the property together with losses on subleases, if any. The leased facilities were substantially vacated in the period in which the related accounting charges were recorded. The costs related to any facilities, which we used during this period, were charged to operations. However, these charges were not material. Asset write downs, exclusive of the intangible assets of Dr. Solomon's described above, comprised $5.6 million in losses on company owned buildings (which were written down to estimated values) and $10.3 million in net losses of computer and other miscellaneous assets. In general, this equipment was discarded or sold for nominal value. Due to the immediate consolidation of facilities, depreciation allocable to these facilities and the related assets, during the transition period, was not material. All the facilities acquired in our 1998 acquisitions identified for closure have been disposed of or subleased as of December 31, 1999.

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

  CyberMedia:

     The ongoing projects at CyberMedia at the time of the purchase included upgrade versions of four products (First Aid 6.0 and 7.0, UnInstaller 6.0, Guard Dog 3.0, and Oil Change 3.0) as well as work on technologies to be used in two of the our projects (a replacement product for PC Medic and McAfee Office). These upgrades will include new interfaces with the Internet, enhanced use of Active-X controls and Java and enhanced user interfaces. At the date we acquired CyberMedia, we estimated that, on average, 42% of the development effort had been completed and that the remaining 58% of the development effort would take approximately 12 months to complete and would cost $2.7 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our suite of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. In conformity with the SEC's revised guidelines for accounting for in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over our average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. As of December 31, 1999, the projects related to this acquisition were completed.

  Magic Solutions:

     The ongoing projects at Magic Solutions at the time of the purchase comprised an upgrade version of Support Magic 4.0, Magic Solutions current product. This upgrade, known as Merlin Enterprise, represents new technologies with significant enhanced functionality, including increased scalability, a 32-bit browser-based technology, an enhanced user interface and integrated management features. At the date we acquired Magic Solutions, we estimated that, on average, 80% of the development effort had been completed and that the remaining 20% of the development effort would take approximately 12 months to complete and would cost $1.8 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our suite of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the our more effective distribution channel. In conformity with the

SEC's revised guidelines for accounting for in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over our average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. As of December 31, 1999, the projects related to this acquisition were completed.

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

                                          DIRECT      SEVERANCE   LEASE COSTS
                                        TRANSACTION       &        AND ASSET    IN-PROCESS
                                           COSTS      BENEFITS    WRITEDOWNS       R&D       OTHER     TOTAL
                                        -----------   ---------   -----------   ----------   ------   -------
Network General.......................    $15,347      $11,083    $    18,916    $    --     $  603   $45,949
Helix (acquired by NAI)...............         --           --             --         --      1,874     1,874
Paradigm (acquired by NAI)............         --           --             --                 2,330     2,330
PGP (acquired by NAI).................         --           --             --      3,937                3,937
Sybari (acquired by NAI)..............         --           --             --         --      1,100     1,100
Datawatch (acquired by Dr.
  Solomon's)..........................         --           --             --      9,336         --     9,336
Haystack (acquired by TIS)............      3,535           --             --         --         --     3,535
Cinco (acquired by Network General)...         --           --             --      5,234         --     5,234
3DV (acquired by Network General).....         --           --             --     19,504         --    19,504
                                          -------      -------    -----------    -------     ------   -------
          Total Charges...............    $18,882      $11,083    $    18,916    $38,011     $5,907   $92,799
                                          =======      =======    ===========    =======     ======   =======

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

     The lease costs of $3.8 million represent an estimate of lease expense during the period prior to re-leasing the property together with losses on subleases, if any. The costs, excluding amortization of leasehold improvements related to any facilities, which were used by us during a short transition period, were charged to operations. However, these charges were not material. Due to the immediate consolidation of facilities, depreciation allocable to these facilities during the transition period was also not material. Asset write-downs of $15.1 million comprised the write-off of leasehold improvements ($9.6 million) and the sale or abandonment of old and obsolete equipment ($5.5 million) which was discarded or sold for nominal value. To the extent that such equipment was used during the transition, period, depreciation (which was not material) was charged to operations. Facilities identified for closure were available for sale or sublease as of December 31, 1997.

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

  PGP:

     The ongoing projects at PGP at the time of the purchase included upgrade versions of PGP Product Suite components, including PGP for Personal Privacy, PGP for Business Security and PGP Certificate Server. These upgrades will include features such as improved key recovery certificate management and key splitting and enhanced user interfaces. At the date we acquired PGP, we estimated that, on average, 20% of the development effort had been completed and that the remaining 80% of the development effort would take approximately six months to complete and would cost $3.6 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our suite of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. In conformity with the SEC's revised guidelines for purchased in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 27% (which represents a premium of approximately 5% over PGP's average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. If we do not deploy commercially accepted products based on the acquired in-process technologies, operating results could be adversely affected in future periods. Additionally, the failure of any particular project would impair the value of other intangibles, particularly goodwill, acquired from PGP. As of December 31, 1998, the projects related to this acquisition were substantially complete and actual costs were in line with our estimates.

  Cinco:

     The ongoing projects at Cinco at the time of the purchase comprised upgrade versions of NetXRay, WebXRay and Distributed NetXRay, Cinco's current products. At the date we acquired Cinco, we estimated that, on average, 80% of the development effort had been completed and that the remaining 20% of the development effort would take approximately 4 months to complete and would cost $240,000. The efforts required to complete the development of these projects principally relate to the completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. In conformity with the SEC's revised guidelines for purchased in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 37.5% and excluding the value attributable to the use of the in-process technologies in future products. If we do not deploy commercially accepted products based on the acquired in-process technologies, operating results could be adversely affected in future periods. Additionally, the failure of any particular project would impair the value of other intangibles, particularly goodwill, acquired from Cinco Networks. As of December 31, 1999, the projects related to this acquisition were completed.

     Interest and Other Income. Interest and miscellaneous income decreased to $24.5 million in 1999 from $33.4 million in 1998 and increased from $21.0 million in 1997. Interest and other income decreased from 1998 to 1999 due to a decrease in interest income. Interest income decreased due to the reduced cash balances resulting from the acquisitions of Magic and CyberMedia and cash used to fund operating activities during the year. Interest and other income increased from 1997 to 1998 primarily as a result of the investment of the funds from our Zero Coupon Convertible Subordinated Debentures (the "Debentures") issued in February 1998.

     Interest and Other Expense. Interest and other expense increased to $17.3 million in 1999 from $15.2 million in 1998 and $87,000 in 1997. Interest and other expense increased from 1998 to 1999 primarily due to the $2.5 million loss on the liquidation of our DirectWeb investment. Interest expense increased from 1997 to 1998 primarily due to the interest expense related to the issuance of our Zero Coupon Convertible Subordinated Debentures (the "Debentures") in February 1998.

     Provision for Income Taxes. Our provision for income taxes was $29.2 million, $101.7 million and $72.2 million in 1999, 1998, 1997, respectively. Our effective tax rate for 1999, 1998 and 1997 was 30%, 32% and 37%, respectively, excluding the effect of one-time non-deductible in-process research and development, merger and other acquisition costs, amortization of intangibles, stock compensation charges and the operating loss related to our decision to limit distributor orders.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had $316.8 million in cash and cash equivalents and $469.6 million in marketable securities, for a combined total of $786.4 million.

     Net cash provided by (used in) operating activities was $(23.3) million, $96.0 million and $132.0 million in 1999, 1998 and 1997, respectively. Net cash used in operating activities in 1999 consisted primarily of net loss before depreciation and amortization, bad debt expense, stock compensation charge, interest on the Debentures and deferred taxes. In addition, there were decreases in accounts receivable, prepaid expenses and other assets, and an increase in accounts payable and accrued liabilities, which was offset by a decrease in deferred revenue. Net cash provided by operating activities in 1998 consisted primarily of net income before acquired in-process research and development, depreciation and amortization and interest on the Debentures as well as an increase in deferred revenue and the tax benefit from exercise of non-qualified stock options. Increases in accounts receivable and prepaids and other assets and decreases in accounts payable and accrued liabilities offset these factors. Net cash provided by operating activities in 1997 consisted primarily of net income before acquired in-process research and development and depreciation and amortization, plus increases in accounts payable and accrued liabilities, deferred revenue and the tax benefit from exercise of non-qualified stock options. Increases in accounts receivable and deferred taxes offset these factors.

     Our accounts receivable balance as a percentage of sales may increase due to our increased emphasis on server/enterprise based sales; a higher percentage of indirect sales through our channel partners and expanding international sales, both of which typically have longer payment terms. Additionally, our receivable collection has become more dependent on the longer payment cycle for VARs, distributors and system integrators. To address this increase in accounts receivable and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables and sell receivables. To the extent that our accounts receivable balance increases, we will be subject to greater general credit risks with respect thereto.

     Net cash used in investing activities was $168.5 million, $318.8 million and $145.2 million in 1999, 1998 and 1997, respectively, primarily reflecting purchases of marketable securities and additions to fixed assets.

     Net cash provided by financing activities was $96.6 million in 1999 consisting primarily of the proceeds associated with the exercise of non qualified stock options, sale of put options, and proceeds from the McAfee.com initial public offering, which was offset by the repayment of notes payable and repurchase of our common stock. Net cash provided by financing activities was $489.8 million in 1998 consisting primarily of the proceeds from the issuance of the Debentures as well as proceeds associated with the exercise of non-qualified stock options. Net cash provided by financing activities was $5.2 million in 1997 and consisting primarily of the proceeds associated with the exercise of non-qualified stock options partially offset by the repurchase of common stock.

     We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs using two digits rather than four digits in the date code fields. Computer programs software may recognize a two digit date code field using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). Year 2000 issues occurring in our own infrastructure or the infrastructure of our major distributors, suppliers, customers, vendors and financial service organizations could impact us.

     We evaluated and addressed the impact of the Year 2000 Issue in the following four program areas: Commercial Product Compliance; Internal Systems and Technology Compliance; Supplier and Business Partner Compliance; and Facilities and Safety Compliance. For all these areas we inventoried the affected items, assessed the corrective action that was needed and then corrected the indicated items. We utilized primarily internal resources in implementing our Year 2000 program. In addition, we have worked with our key suppliers and business partners to ensure they have proper procedures in place to address their own Year 2000 issues.

     As of December 31, 1999, we completed our Year 2000 compliance program. We believe that all key systems are Year 2000 compliant and as of March 30, 2000 we have incurred no significant disruption in operations. Contingency plans have been created and are in place for our key systems and operations. We have a Year 2000 compliance team that is still monitoring any Year 2000 issues, which may still arise.

     There can be no guarantee that the systems of other companies on which we rely are Year 2000 compliant, or that a failure to be Year 2000 compliant by another company would not have a material adverse effect on us. Because our products are able to operate in the Year 2000 and beyond, we do not anticipate exposure to material product defect or similar litigation. Any such litigation, however, could have a material adverse effect on our business, results of operations and financial condition. We also may not receive any assistance, damages or other relief as a result of our initiation of any litigation related to the Year 2000 issue.

     Through December 31, 1999, we have incurred approximately $4.5 million in connection with our Year 2000 compliance program.

     Our management will continue to periodically report the results of our Year 2000 compliance program to the Audit Committee of our Board of Directors.

EURO

     On January 1, 1999, the "euro" was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the euro. The conversion to the euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result we have the flexibility to transact business with vendors and customers in either euro or traditional national currency units. For those countries where bank accounts were not automatically translated into dual currency bank accounts, we maintain separate euro accounts.

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

     The following tables present the hypothetical changes in fair values in the securities held at December 31, 1999 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair market values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair market values represent the market principal plus accrued interest and dividends at December 31, 1999. Ending fair market values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

     The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

                                        VALUATION OF SECURITIES                    VALUATION OF SECURITIES
                                         GIVEN AN INTEREST RATE         NO          GIVEN AN INTEREST RATE
                                       DECREASE OF X BASIS POINTS     CHANGE      INCREASE OF X BASIS POINTS
                                       --------------------------   IN INTEREST   --------------------------
               ISSUER                  150 BPS   100 BPS   50 BPS      RATE       50 BPS   100 BPS   150 BPS
               ------                  -------   -------   ------   -----------   ------   -------   -------
U.S. Government notes and bonds......  $197.5    $196.4    $195.3     $193.9      $192.5   $191.7    $190.6
Municipal notes and bonds............    57.2      56.9      56.6       56.1        55.9     55.7      55.4
Corporate notes, bonds and
  preferreds.........................   479.9     479.5     478.6      478.0       477.4    476.7     475.9
                                       ------    ------    ------     ------      ------   ------    ------
          Total......................  $734.6    $732.8    $730.5     $728.0      $725.8   $724.1    $721.9
                                       ======    ======    ======     ======      ======   ======    ======

     The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

                                        VALUATION OF SECURITIES                    VALUATION OF SECURITIES
                                         GIVEN AN INTEREST RATE         NO          GIVEN AN INTEREST RATE
                                       DECREASE OF X BASIS POINTS     CHANGE      INCREASE OF X BASIS POINTS
                                       --------------------------   IN INTEREST   --------------------------
               ISSUER                  150 BPS   100 BPS   50 BPS      RATE       50 BPS   100 BPS   150 BPS
               ------                  -------   -------   ------   -----------   ------   -------   -------
U.S. Government notes and bonds......  $200.8    $199.8    $198.8     $197.8      $196.5   $196.0    $195.0
Municipal notes and bonds............    57.6      57.3      57.2       56.9        56.8     56.6      56.4
Corporate notes, bonds and
  preferreds.........................   485.6     484.9     484.4      484.0       483.5    482.9     482.2
                                       ------    ------    ------     ------      ------   ------    ------
          Total......................  $744.0    $742.0    $740.4     $738.7      $736.8   $735.5    $733.6
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

QUARTERLY OPERATING RESULTS (UNAUDITED)

                                                                      THREE MONTHS ENDED
                          ----------------------------------------------------------------------------------------------------------
                          DECEMBER 31,   SEPTEMBER 30,   JUNE 30,    MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                              1999           1999          1999        1999          1998           1998          1998       1998
                          ------------   -------------   ---------   ---------   ------------   -------------   --------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS
  AND OTHER DATA:
  Net revenues..........    $218,079       $195,201      $  25,196   $245,192      $272,191       $242,444      $249,317   $226,093
  Gross Margin..........     183,758        161,864          1,642    209,949       232,838        197,888       199,444    182,827
  Income (loss) from
    operations..........      11,204           (828)      (192,803)    44,228        80,970          8,167       (18,499)    49,328
  Income (loss) before
    provision for income
    taxes...............      13,364          1,081       (190,905)    45,802        85,225         12,266       (14,348)    55,024
  Net income (loss).....       9,884           (241)      (195,785)    26,241        56,685        (14,444)      (38,547)    32,744
  Diluted earnings
    (loss) per share....    $   0.07       $  (0.00)     $   (1.41)  $   0.18      $   0.40       $  (0.11)     $  (0.29)  $   0.24
  Shares used in per
    share
calculation -- diluted..     143,783        139,038        138,478    142,607       149,002        133,531       131,503    140,412

     The increase in revenues and operating income in 1998 and the decrease in revenues and operating income in 1999 are not necessarily indicative of future results. In addition, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. For example, in the second quarter of 1999, our revenue decreased 89.9% from the second quarter of 1998 due to our decision to limit distributor orders.

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

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
    Report of Independent Accountants...........................    49
    Consolidated Statements of Operations and Comprehensive
      Income:
      Year ending December 31, 1999, 1998, and 1997.............    50
    Consolidated Balance Sheets:
      December 31, 1999, and 1998...............................    51
    Consolidated Statements of Stockholder's Equity:
      December 31, 1999, 1998 and 1997..........................    52
    Consolidated Statements of Cash Flows:
      December 31, 1999, 1998, and 1997.........................    53
    Notes to Consolidated Financial Statements..................    54

     (a)(2) Financial Statement Schedules

     Report of Independent Accountants

     Schedule II -- Schedule of Valuation and Qualifying Accounts

     Other Schedules are omitted because the conditions required for filing do not exist or the required information is included in the financial statements or notes thereto.

     (a)(3) Exhibits: See Index to Exhibits on Page 80. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

     (b) Reports on Form 8-K:

          (i) On January 14, 1999, we filed a form 8-K in connection with our receipt of a comment letter from the Securities and Exchange Commission.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
Networks Associates, Inc.
Santa Clara, California

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Networks Associates, Inc. and its subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 24, 2000

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
Net revenue:
  Product...................................................  $ 474,097   $831,363   $634,269
  Services and support......................................    209,571    158,682    101,423
                                                              ---------   --------   --------
          Total revenue.....................................    683,668    990,045    735,692
                                                              ---------   --------   --------
Cost of net revenue:
  Product...................................................     88,729    137,374    111,552
  Services and support......................................     37,726     39,674     30,547
                                                              ---------   --------   --------
          Total cost of net revenue.........................    126,455    177,048    142,099
                                                              ---------   --------   --------
Operating costs and expenses:
  Research and development..................................    148,213    135,475    103,051
  Marketing and sales.......................................    367,293    294,812    222,194
  General and administrative................................    124,669     83,946     83,083
  Amortization of intangibles...............................     58,400     43,182     12,866
  Stock compensation charge.................................     15,569         --     17,653
  Acquisition and other related costs.......................    (18,732)   135,616     92,799
                                                              ---------   --------   --------
          Total operating costs and expenses................    695,412    693,031    531,646
                                                              ---------   --------   --------
          Income (loss) from operations.....................   (138,199)   119,966     61,947
Interest and other income...................................     24,546     33,447     20,953
Interest and other expense..................................    (17,345)   (15,246)       (87)
Minority interest in loss of consolidated subsidiaries......        340         --         --
                                                              ---------   --------   --------
          Income (loss) before provision for income taxes...   (130,658)   138,167     82,813
Provision for income taxes..................................     29,243    101,729     72,174
                                                              ---------   --------   --------
          Net income (loss).................................  $(159,901)  $ 36,438   $ 10,639
                                                              =========   ========   ========
Other comprehensive income (loss):
  Unrealized gain (loss) on investments.....................  $  (1,610)  $  1,793   $     56
  Foreign currency translation loss.........................     (6,813)    (5,101)      (791)
                                                              ---------   --------   --------
Comprehensive income (loss).................................  $(168,324)  $ 33,130   $  9,904
                                                              =========   ========   ========

Net income (loss) per share -- basic........................  $   (1.15)  $   0.27   $   0.08
                                                              =========   ========   ========
Shares used in per share calculation -- basic...............    138,695    133,075    126,662
                                                              =========   ========   ========

Net income (loss) per share -- diluted......................  $   (1.15)  $   0.26   $   0.08
                                                              =========   ========   ========
Shares used in per share calculation -- diluted.............    138,695    138,609    132,729
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $  316,784    $  418,899
  Short term marketable securities..........................      72,135        98,515
  Accounts receivable, net of allowance for doubtful
     accounts of $16,249 in 1999 and $11,682 in 1998........     174,646       260,784
Prepaid expenses, income taxes and other current assets.....      33,038        59,554
Deferred taxes..............................................      79,186        65,866
                                                              ----------    ----------
          Total current assets..............................     675,789       903,618
Long term marketable securities.............................     397,447       216,457
Fixed assets, net...........................................      45,392        54,489
Deferred taxes..............................................      93,904        38,205
Intangible and other assets.................................     266,862       323,952
                                                              ----------    ----------
          Total assets......................................  $1,479,394    $1,536,721
                                                              ==========    ==========
                                     LIABILITIES
Current liabilities:
  Accounts payable..........................................  $   13,723    $   20,881
  Accrued liabilities.......................................     253,062       210,070
  Deferred revenue..........................................     123,236       132,409
  Notes payable.............................................         103         3,202
                                                              ----------    ----------
          Total current liabilities.........................     390,124       366,562
Deferred taxes..............................................      10,575        13,000
Deferred revenue, less current portion......................      30,005        60,189
Long term debt and other liabilities........................     379,267       374,132
                                                              ----------    ----------
          Total liabilities.................................     809,971       813,883
                                                              ----------    ----------
Commitments and contingencies (Notes 7 and 5)
Minority Interest...........................................       9,317            --
                                 STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares; Issued and outstanding: none in 1999 and one share in 1998
Common stock, $.01 par value:
  Authorized: 300,000,000 shares; Issued: 139,419,528 shares
     in 1999 and 137,123,562 shares in 1998.................       1,387         1,371
Treasury stock..............................................     (11,023)           --
Additional paid-in capital..................................     644,821       527,862
Cumulative other comprehensive income -- unrealized gain
  (loss) on investments and foreign currency translation....      (9,957)       (1,534)
Retained earnings...........................................      34,878       195,139
                                                              ----------    ----------
          Total stockholders' equity........................     660,106       722,838
                                                              ----------    ----------
          Total liabilities, minority interest and
            stockholders' equity............................  $1,479,394    $1,536,721
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                              OTHER
                                         COMMON STOCK                ADDITIONAL              COMPRE-
                                       ----------------   TREASURY    PAID-IN     DEFERRED   HENSIVE   RETAINED
                                       SHARES    AMOUNT    STOCK      CAPITAL      COMP.     INCOME    EARNINGS      TOTAL
                                       -------   ------   --------   ----------   --------   -------   ---------   ---------
Balances, December 31, 1996..........  124,628   $1,246         --    $281,610     $(944)    $2,117    $ 141,642   $ 425,671
  Elimination of net loss for Network
    General for the quarter ended
    March 31, 1997...................    1,689      17     (79,196)     83,702        --        396        6,420      11,339
  Issuance of common stock upon
    exercise of stock options........    4,999      50          --      35,126        --         --           --      35,176
  Issuance of common stock from
    Employee Stock Purchase Plan.....      549       6          --       6,925        --         --           --       6,931
  Tax benefit from exercise of
    nonqualified stock options.......       --      --          --      39,941        --         --           --      39,941
  Foreign currency translation.......       --      --          --          --        --       (791)          --        (791)
  Unrealized gain on investments.....       --      --          --          --        --         56           --          56
  Repurchase of common stock.........   (3,806)    (38)     79,196    (115,895)       --         --           --     (36,737)
  Amortization of deferred stock
    compensation.....................       --      --          --          --       276         --           --         276
  Net income.........................       --      --          --          --        --         --       10,639      10,639
                                       -------   ------   --------    --------     -----     -------   ---------   ---------
Balances, December 31, 1997..........  128,059   1,281          --     331,409      (668)     1,778      158,701     492,501
  Issuance of common stock upon
    exercise of stock options........    8,560      86          --     144,646        --         --           --     144,732
  Issuance of common stock from
    Employee Stock Purchase Plan.....      445       4          --       6,363        --         --           --       6,367
  Tax benefit from exercise of
    nonqualified stock options.......       --      --          --      43,500        --         --           --      43,500
  Foreign currency translation.......       --      --          --          --        --     (5,105)          --      (5,105)
  Unrealized gain on investments.....       --      --          --          --        --      1,793           --       1,793
  Amortization of deferred stock
    compensation.....................       --      --          --          --       668         --           --         668
  Exercise of warrants...............       59      --          --       1,944        --         --           --       1,944
  Net income.........................       --      --          --          --        --         --       36,438      36,438
                                       -------   ------   --------    --------     -----     -------   ---------   ---------
Balances, December 31, 1998..........  137,123   1,371          --     527,862        --     (1,534)     195,139     722,838
  Issuance of common stock upon
    exercise of stock options........    1,196      12       1,414      17,471        --         --         (360)     18,537
  Issuance of common stock from
    Employee Stock Purchase Plan.....      578       6          --       8,929        --         --           --       8,935
  Repurchase of common stock.........     (685)     (7)    (12,437)         --        --         --           --     (12,444)
  FSA conversion of preferred stock
    to common stock..................      438       4          --          --        --         --           --           4
  Exercise of warrants...............       85       1          --         458        --         --           --         459
  Proceeds from sale of put
    options..........................                                    5,250                                         5,250
  Compensation charge due to
    repricing of stock options and
    McAfee.com options...............       --      --          --      15,570        --         --           --      15,570
  Capital contributed by minority
    stockholders of subsidiary.......       --      --          --      69,281        --         --           --      69,281
  Foreign currency translation.......       --      --          --          --        --     (6,813)          --      (6,813)
  Unrealized loss on investments.....       --      --          --          --        --     (1,610)          --      (1,610)
  Net loss...........................       --      --          --          --        --         --     (159,901)   (159,901)
                                       -------   ------   --------    --------     -----     -------   ---------   ---------
Balances, December 31, 1999..........  138,735   $1,387   $(11,023)   $644,821     $  --     $(9,957)  $  34,878   $ 660,106
                                       =======   ======   ========    ========     =====     =======   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31
                                                              -------------------------------------
                                                                 1999          1998         1997
                                                              -----------   -----------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $  (159,901)  $    36,438   $  10,639
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Acquired in-process research and development............           --        49,843      38,011
    Depreciation and amortization...........................       81,492        75,335      37,720
    Write down of owned facility............................           --         1,177          --
    Stock compensation charge...............................       15,570            --          --
    Minority Interest.......................................         (340)           --          --
    Tax benefit from exercise of nonqualified stock
      options...............................................           --        43,500      39,941
    Deferred taxes..........................................      (71,444)      (47,266)    (22,220)
    Interest on convertible notes...........................       17,332        14,525          --
    Unrealized gain (loss) on investments...................       (1,610)        1,793          56
    Bad debt expense........................................       44,809        11,253       6,575
    Changes in assets and liabilities:
      Accounts receivable...................................       41,329      (109,029)    (58,085)
      Prepaids and other assets.............................       25,150       (28,627)    (26,212)
      Accounts payable and accrued liabilities..............       23,635        (2,300)     66,380
      Deferred revenue......................................      (39,357)       49,324      39,180
                                                              -----------   -----------   ---------
        Net cash provided by (used in) operating
          activities........................................      (23,335)       95,966     131,985
                                                              -----------   -----------   ---------
Cash flows from investing activities:
  Purchase of investment securities.........................   (1,512,935)   (3,284,620)   (866,728)
  Sale of investment securities.............................    1,358,326     3,230,412     826,294
  Proceeds from sale of fixed assets........................        6,518            --          --
  Additions to fixed assets.................................      (20,458)      (34,940)    (31,154)
  Acquisition of CyberMedia.................................           --      (119,958)         --
  Acquisition of Magic......................................           --      (109,717)         --
  Acquisition of Cinco, Networks, Inc.......................           --            --     (25,079)
  Acquisition of Compusul...................................           --            --      (3,350)
  Acquisition of 3DV Technology, Inc........................           --            --     (20,000)
  Acquisition of Paradigm...................................           --            --      (1,833)
  Acquisition of Datawatch..................................           --            --      (9,336)
  Acquisition of PGP........................................           --            --     (24,974)
  Elimination of Network General cash flow for the quarter
    Ended March 31, 1997....................................           --            --      11,339
  Purchased intangibles.....................................           --            --        (374)
                                                              -----------   -----------   ---------
        Net cash used in investing activities...............     (168,549)     (318,823)   (145,195)
                                                              -----------   -----------   ---------
Cash flows from financing activities:
  Issuance of convertible debentures, net of issuance
    costs...................................................           --       337,624          --
  Repayment of notes payable................................       (3,085)         (837)       (125)
  Proceeds of McAfee.com initial public offering, net.......       78,945            --          --
  Issuance of stock under stock option and stock purchase
    plans...................................................       27,471       151,099      42,110
  Proceeds from sale of put options.........................        5,250            --          --
  Repurchase of common stock................................      (12,443)           --     (36,738)
  Exercise of warrants......................................          459         1,944          --
                                                              -----------   -----------   ---------
        Net cash provided by financing activities...........       96,597       489,830       5,247
                                                              -----------   -----------   ---------
  Effect of exchange rate fluctuations on cash and cash
    equivalents.............................................       (6,828)       (5,105)       (791)
                                                              -----------   -----------   ---------
Net increase (decrease) in cash and cash equivalents........     (102,115)      261,868      (8,754)
Cash and cash equivalents at beginning of year..............      418,899       157,031     165,785
                                                              -----------   -----------   ---------
Cash and cash equivalents at end of year....................  $   316,784   $   418,899   $ 157,031
                                                              ===========   ===========   =========
Supplemental disclosure of cash flow information:

  Cash paid during the year for income taxes................  $    32,318   $    68,446   $  14,316
                                                              ===========   ===========   =========

     The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND BUSINESS

     Networks Associates, Inc. (the "Company"), formally McAfee Associates, Inc., develops, markets, distributes and supports network security and network management software products. The Company's markets are worldwide and include corporate, governmental, and institutional users as well as resellers and distributors throughout the world. Software products and updates are delivered primarily through electronic distribution under two-year subscription licenses and as boxed product sold through the retail channel. International sales and support are provided by subsidiaries in principal European markets and independent agents and distributors elsewhere internationally. The Company changed its name to Networks Associates, Inc. in connection with the combination of McAfee Associates and Network General, in December 1997.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Financial Statement Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. These reclassifications had no effect on the prior year's stockholders' equity or net income.

  Use of Estimates

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

  Certain Risks and Concentrations

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

     Certain of the Company's products contain critical components supplied by a single or a limited number of third parties. The Company has been required to purchase and inventory certain of the computer platforms around which it designs its products so as to ensure an available supply of the product for its customers. Any

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could materially adversely affect the Company's results of operations.

  Foreign Currency Translation

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

  Revenue Recognition

     Revenue from product licenses is generally recognized when a customer purchase order has been received, a license agreement has been delivered, the software or system has been shipped (or software has been electronically delivered), remaining obligations are insignificant, and collection of the resulting account receivable is probable. Maintenance revenue for providing product updates and customer support is deferred and recognized ratably over the service period. For contracts with multiple obligations (e.g. deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. Revenue from hardware products is recognized upon shipment subject to a reserve for returns. Revenues on rental units under operating leases and service agreements are recognized ratably over the term of the rental or service period.

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

  Research and Development

     Research and development expenditures are charged to operations as incurred. Under the Company's development process, technological feasibility is established on completing a working model. Subsequent costs for the Company have not been significant and all software development costs have therefore been expensed.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

  Advertising Costs

     Advertising production costs are expensed as incurred. Media (TV and print) placement costs are expensed in the period the advertising appears. Total advertising and promotional expenses were $58.8 million, $30.4 million, and $22.6 million for the years ended December 31, 1999, 1998, and 1997, respectively.

  Cash and Cash Equivalents

     Cash equivalents are comprised of highly liquid debt instruments with original maturities of 90 days or less.

  Marketable Securities

     All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"). Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material and related manufacturing overhead.

  Long Lived Assets

     Fixed Assets

     Fixed assets are stated at cost. Depreciation and amortization of fixed assets is provided using the straight-line method over the estimated useful lives of the assets (2 to 5 years). Upon disposal, the asset and related accumulated depreciation is removed form the records and the related gain or loss is recorded in the results of operations.

     Intangible Assets

     Intangible assets include the estimated fair market values of purchased technology when the related products or products under development are considered technologically feasible and goodwill arising from acquisitions and other intangibles. Intangibles are amortized over their estimated useful lives (typically three to seven years).

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

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

  Fair Value of Financial Instruments

     Carrying amounts of the Company's financial instruments including cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

     The fair value of the Company's convertible debentures is based on the current market value. The carrying amount and estimated fair value of convertible debentures at December 31, 1999 were $378.3 million and $369.40 million, respectively.

  Net Income (Loss) Per Share

     Net income (loss) per share has been computed in accordance with SFAS 128. Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average common shares and common equivalent shares outstanding during the period.

3. BUSINESS COMBINATIONS AND ACQUISITIONS

     The Company made no acquisitions in 1999 and the following acquisitions in 1998 and 1997:

  CyberMedia, Inc.

     On September 9, 1998, the Company obtained control of CyberMedia, Inc. ("CyberMedia"), a provider of desktop utility software solutions, when CyberMedia's stockholders tendered approximately 97% of the outstanding shares to the Company for $9.50 per share in cash. On September 10, 1998, a subsidiary of the Company merged into CyberMedia in a transaction in which CyberMedia shares not tendered were converted into the right to receive the same per share cash price paid in the tender offer. Total cash paid to stockholders was $130.4 million. The transaction was accounted for as a purchase transaction. The total purchase price including transaction costs and assumed net liabilities was approximately $174.3 million. As the Company had assessed and formulated its plans to terminate certain CyberMedia employees and close certain CyberMedia facilities as of the acquisition date, the total purchase price includes related liabilities of $13.3 million. Of the total purchase price, $22.8 million was allocated to in-process research and development. In addition, $12.2 million was allocated to existing technology and other intangibles and $139.3 million to goodwill, to be amortized over 3 and 7 years, respectively. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. This analysis resulted in $22.8 million being assigned to in-process research and development projects that had not yet reached technological feasibility and did not have alternative future use.

  Dr. Solomon's Group PLC

     On August 13, 1998, the Company acquired Dr. Solomon's Group PLC ("Dr. Solomon's"), (the "Acquisition"), a European-based publicly-held provider of anti-virus software products for approximately 15.3 million shares of the Company's Common Stock (including 1.7 million shares held in trust pending the exercise of certain outstanding and fully vested Dr. Solomon's options). In the Acquisition, each outstanding ordinary share of Dr. Solomon's was exchanged for
0.27625 shares of Common Stock of the Company. The Company assumed all outstanding options to acquire Dr. Solomon's ordinary shares.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     The Acquisition was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of Dr Solomon's for all periods presented. Financial statements for the years ended December 31, 1997, 1996 and 1995, reflect the combination of the operating results of the Company for the years ended December 31, 1997, 1996 and 1995 and the operating results of Dr. Solomon's for the years ended November 30, 1997, 1996 and 1995. The results of operations for the year ended December 31, 1998 reflect the results of operations of the Company for the year ended December 31, 1998 and the results of operations of Dr. Solomon's for the thirteen months ended December 31, 1998.

     Separate and combined results of operations for the periods prior to the merger are as follows (in thousands, except per share data):

                                                                            SIX MONTHS ENDED
                                          YEAR ENDED DECEMBER 31,               JUNE 30,
                                      --------------------------------    --------------------
                                        1997        1996        1995        1998        1997
                                      --------    --------    --------    --------    --------
Revenues:
  Networks Associates.............    $656,322    $470,722    $305,206    $419,512    $313,991
  Dr. Solomon's...................      79,370      44,275      23,335      55,898      35,167
                                      --------    --------    --------    --------    --------
  Combined........................    $735,692    $514,997    $328,541    $475,410    $349,158
                                      ========    ========    ========    ========    ========
Net income (loss)
  Networks Associates.............    $ 10,635    $ 67,447    $ 52,890    $ (6,305)   $ 38,503
  Dr. Solomon's...................           4     (56,736)        862         502       3,678
                                      --------    --------    --------    --------    --------
  Combined........................    $ 10,639    $ 10,711    $ 53,752    $ (5,803)   $ 42,181
                                      ========    ========    ========    ========    ========
Net income (loss) per
  share -- diluted
  Networks Associates.............    $   0.09    $   0.58    $   0.48    $  (0.05)   $   0.33
                                      ========    ========    ========    ========    ========
  Dr. Solomon's...................    $   0.00    $  (6.34)   $   0.10    $   0.03    $   0.24
                                      ========    ========    ========    ========    ========
  Combined........................    $   0.08    $   0.09    $   0.45    $  (0.04)   $   0.32
                                      ========    ========    ========    ========    ========

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

  Magic Solutions International, Inc.

     On April 1, 1998, the Company acquired all of the outstanding capital stock and options of Magic Solutions International, Inc. ("Magic Solutions"), a privately held provider of internal help desk and asset management solutions, for approximately $109.8 million in cash. The acquisition was accounted for using the purchase method of accounting and the total purchase price was $140.3 million, including transaction costs and assumed net liabilities. As the Company had assessed and formulated its plans to terminate certain Magic Solutions employees and close the Magic Solutions facilities as of the acquisition date, the total purchase price includes related liabilities of $8.7 million. Approximately $27.0 million of the total purchase price was expensed as purchased in-process research and development. The remaining excess of the purchase price over the net assets acquired was $113.3 million of which, $20.3 million has been recorded as purchased technology and trademarks and $92.9 million as goodwill which are being amortized on a straight-line basis over 5 and 7 years, respectively. To determine the value of the in-process research and development, the Company

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. This analysis resulted in $27.0 million being assigned to in-process research and development projects, which had not yet reached technological feasibility and did not have alternative future use.

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

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          1998          1997
                                                       -----------    ---------
                                                             (UNAUDITED)
Revenue..............................................  $1,003,636     $851,004
Net loss.............................................     (42,556)     (59,337)
Net loss per share...................................       (0.32)       (0.47)

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

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     The following table is a summary of acquisitions by the Company in the three years ended December 31, 1999:

                                             COMMON STOCK
                                              ISSUED IN               PURCHASE PRICE OF
                                         POOLING OF INTERESTS       PURCHASE TRANSACTIONS
                                         --------------------   -----------------------------
1998
Syscon.................................          1,230 shares
Nordic.................................         30,508 shares
Magic Solutions........................                                $140.3 million
TIS....................................      6,755,540 shares
Secure.................................        567,000 shares
CSB....................................          9,815 shares
QA.....................................        305,557 shares
Anyware................................        228,204 shares
Dr. Solomon's..........................     15,813,142 shares
CyberMedia.............................                                $174.3 million
1997
Network General........................     17,900,000 shares
Jade K.K. .............................        504,107 shares
Schuijers Holdings B.V. ...............         95,582 shares
3DV Technology, Inc. ..................                                 $20.0 million
Compusul Consultores de Informatica,
  Ltda. ...............................                            $2.6 million plus $1.0
                                                                million contingently payable
Cinco Networks, Inc. ..................                                 $26.0 million
Paradigm Agency Pty Ltd. ..............                                 $2.0 million
Helix Software Company.................        825,000 shares
Pretty Good Privacy, Inc. .............                         $35 million plus warrants to
                                                                 purchase 375,000 shares of
                                                                Common Stock at $40 per share

 4. MARKETABLE SECURITIES:

     At December 31, 1999 and 1998, marketable securities are summarized as follows (in thousands):

                         AVAILABLE-FOR-SALE-SECURITIES

                                                         AMORTIZED   AGGREGATE    UNREALIZED
                         1999                              COST      FAIR VALUE      LOSS
                         ----                            ---------   ----------   ----------
                                                                   (IN THOUSANDS)
U.S. Government debt securities........................  $192,730     $191,121     $(1,587)
Municipal debt securities..............................    69,676       68,954        (723)
Corporate debt securities..............................   475,241      474,264        (960)
                                                         --------     --------     -------
                                                         $737,647     $734,339     $(3,270)
                                                         ========     ========     =======

     Unrealized gains at December 31, 1999 include $3.4 million related to unrealized gain on our investments in equity securities.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     At December 31, 1999, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $268.1 million have maturities of less than 3 months and are classified as cash equivalents.

                         AVAILABLE-FOR-SALE-SECURITIES

                                                    AMORTIZED    AGGREGATE     UNREALIZED
                       1998                           COST       FAIR VALUE    GAIN/(LOSS)
                       ----                         ---------    ----------    -----------
                                                                (IN THOUSANDS)
U.S. Government debt securities...................  $148,363      $148,221        $(142)
Municipal debt securities.........................    53,463        53,677          214
Corporate debt securities.........................   275,270       275,980          710
                                                    --------      --------        -----
                                                    $477,096      $477,878        $ 782
                                                    ========      ========        =====

     Unrealized gains at December 31, 1998 include $1.0 million related to unrealized gain on our investments in equity securities.

     At December 31, 1998, marketable debt securities totaling $162.9 million had maturities of less than 3 months and are classified as cash equivalents.

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

                                              NOTIONAL VALUE    NOTIONAL VALUE    UNREALIZED
                                                PURCHASED            SOLD         GAIN/(LOSS)
                                              --------------    --------------    -----------
Australian Dollar...........................     $    --           $ 6,600           $(143)
Canadian Dollar.............................          --            14,980            (309)
Dutch Guilder...............................          --                --              --
Euro........................................      37,571                --              (6)
Other European Currencies...................      43,626                --             258
                                                 -------           -------           -----
                                                 $81,197           $21,580           $(200)
                                                 =======           =======           =====

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

 6. BALANCE SHEET DETAIL (IN THOUSANDS):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999         1998
                                                        ---------    --------
Fixed assets:
  Furniture and fixtures..............................  $  15,918    $ 16,520
  Computers, demonstration and rental equipment.......    105,203      97,665
  Leasehold improvements..............................     13,191      13,464
                                                        ---------    --------
                                                          134,312     127,649
  Less accumulated depreciation.......................    (88,920)    (73,160)
                                                        ---------    --------
                                                        $  45,392    $ 54,489
                                                        =========    ========
Intangibles assets (see Note 2):
  Purchased technology................................  $  68,490    $ 68,905
  Other...............................................      1,261       1,261
  Goodwill............................................    327,024     327,760
                                                        ---------    --------
                                                          396,775     397,926
  Less accumulated amortization.......................   (143,535)    (86,350)
                                                        ---------    --------
                                                          253,240     311,576
Other assets..........................................     13,622      12,376
                                                        ---------    --------
                                                        $ 266,862    $323,952
                                                        =========    ========
Accrued liabilities:
  Accrued compensation................................  $  38,150    $ 26,954
  Accrued acquisition and merger costs................         41      28,234
  Accrued compensation -- Cinco acquisition...........         --      10,837
  Accrued legal and accounting........................      9,669      12,482
  Accrued inventory...................................     10,193      10,068
  Accrued taxes.......................................    147,472      64,744
  Other accrued expenses..............................     47,537      56,751
                                                        ---------    --------
                                                        $ 253,062    $210,070
                                                        =========    ========

Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 were $81.5 million, $75.3 million and $37.7 million respectively.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

 7. COMMITMENTS:

  Leases

     The Company leases its operating facilities under non-cancelable operating leases, which expire at various times ranging from the year 2000 through 2013. In addition, the Company has leased certain equipment with various lease expiration dates.

     At December 31, 1999, future minimum payments under non-cancelable operating leases are as follows (in thousands):

                 YEAR ENDING DECEMBER 31,
                 ------------------------
2000......................................................  $ 23,874
2001......................................................    19,336
2002......................................................    16,589
2003......................................................    11,931
2004 and thereafter.......................................    88,158
                                                            --------
                                                            $159,888
                                                            ========

     Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $15.1 million, $10.8 million, and $12.4 million, respectively.

 8. CONVERTIBLE DEBENTURES

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

 9. EMPLOYEE BENEFIT PLANS

  401(k) and Profit Sharing Plan

     Under the Company's 401(k) and Profit Sharing Plans, the Board of Directors, at its discretion, can match employee contributions in an amount not to exceed 20% of total compensation. Annual amounts provided by the Company under the plan to date have not been material.

  Employee Stock Purchase Plan

     Under the 1994 Employee Qualified Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during one year offering periods with exercise dates approximately every six months

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

(beginning each August and February). The Company has reserved 3.8 million shares of common stock for issuance under the plan. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $21,250 worth of common stock in any one calendar year.

10. MCAFEE.COM

     McAfee.com is an Internet destination dedicated to updating, upgrading, and managing PCs over the web for single use retail, non-corporate, consumers. In December 1998, the Company incorporated McAfee.com Corporation in Delaware as a wholly owned subsidiary. Since January 1, 1999, the Company has contributed certain assets and liabilities to McAfee.com and has entered into certain inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements. In December 1999, McAfee.com completed its initial public offering and began publicly trading under the symbol of "MCAF." The Company received net proceeds of $78.9 million. The Company owns all of the outstanding Class B common stock, representing approximately 83% of McAfee.com's outstanding common stock at December 31, 1999.

     In January 1999, executives of Network Associates were granted options to purchase 1,710,000 shares (after restatement for the effects of a 2 for 1 stock split in June 1999, a reverse 3 for 5 stock split in July 1999, and share reduction/cancellation in September 1999) of McAfee.com common stock. In September and October 1999, certain Network Associates employees were also granted options to purchase 379,000 shares of McAfee.com common stock. As of December 31, 1999, all these options were fully vested. In connection with these options, the Company recorded total compensation expense for the year ended December 31, 1999 of approximately $6.7 million.

11. STOCKHOLDERS' EQUITY

  Preferred Stock

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

     At December 31, 1998 there was one share of Series A preferred stock outstanding, which was issued in connection with the acquisition of FSA. The share of Series A preferred stock had no preferential rights other than the right to cast a number of votes equal to the number of common shares issuable in exchange for certain exchangeable non-voting shares of FSA. During 1999, that single preferred share was converted into 437,589 of the Company's common stock. At December 31, 1999, there was no preferred stock outstanding.

  Stock Option Plans

     In June 1997, the Board of Directors approved the 1997 Stock Incentive Plan (the "1997 Plan") to replace the 1995 Stock Incentive Plan. Under the amended 1997 Plan, the Company has reserved 16,475,000 shares for issuance to employees, officers, directors, third-party contractors and consultants. The plan provides for an option price no less than 100% of the fair market value of the Company's common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair market value on the date of grant for all others. The options may be exercisable immediately, or over time, generally vest 25% one year after commencing employment or from date of grant and vest thereafter in monthly increments over three years. All options under the option plan expire ten years after grant.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     Under the amended Stock Option Plan for Outside Directors, the Company has reserved 1,132,813 shares for issuance to certain members of its Board who are not employees of the Company or any affiliated corporation. The plan provides for an option price at fair market value of the Company's common stock on the date of grant. The initial grant to each outside director generally vests ratably over a three-year period. Subsequent option grants will vest after three years from the date of grant. All options under the option plan expire ten years after grant.

     In December 1999, the Board of Directors approved the 2000 Nonstatutory Stock Option Plan. The Company has reserved 3,000,000 shares for issuance to employees, officers, directors, third-party contracts and consultants. The plan provides for an option price at fair market value of the Company's common stock on the date of grant. The options vest over a period of four years: 25% vest one year from the date of grant and the remaining vest ratably in monthly increments over three years. All options under the option plan expire ten years after grant. As of December 31, 1999, no options had been granted from this plan.

     Aggregate activity under stock option plans is as follows:

                                                              OUTSTANDING OPTIONS
                             SHARES      --------------------------------------------------------------
                            AVAILABLE     NUMBER OF       PRICE PER         AGGREGATE     WEIGHTED AVG.
                            FOR GRANT      SHARES           SHARE             PRICE         EX. PRICE
                           -----------   -----------   ----------------   -------------   -------------
Balances, December 31,
  1996...................    3,656,831    19,424,310   $ 0.48 - $ 74.23     232,579,079      $11.98
Additional shares
  authorized.............    8,775,000
Eliminate NGC duplicate
  period.................       83,016       223,466   $ 0.53 - $ 43.79       1,106,862      $ 4.95
Shares granted...........   (9,669,921)    9,669,921   $ 0.23 - $ 79.21     282,196,266      $29.18
Shares exercised.........           --    (4,998,801)  $ 0.53 - $ 40.20     (35,126,226)     $ 7.03
Shares canceled..........    4,247,884    (4,247,884)  $ 0.65 - $ 44.42     (79,717,708)     $18.77
                           -----------   -----------                      -------------
Balances, December 31,
  1997...................    7,092,810    20,071,012   $ 0.23 - $ 44.42     401,038,273      $19.98
Additional shares
  authorized.............    3,000,000            --
Shares granted...........  (11,397,414)   11,397,414   $21.41 - $121.80     419,774,937      $36.83
Shares exercised.........           --    (8,560,824)  $ 0.06 - $ 44.42    (144,646,193)     $16.90
Shares canceled..........    3,587,906    (3,587,906)  $ 0.65 - $ 48.38     (92,013,391)     $25.65
                           -----------   -----------                      -------------
Balances, December 31,
  1998...................    2,283,302    19,319,696   $ 0.06 - $121.80     584,153,626      $30.24
Additional shares
  authorized.............    9,200,000            --
Shares granted...........  (16,881,939)   16,881,939   $11.06 - $ 56.00     242,970,168      $14.39
Shares exercised.........           --    (1,196,165)  $ 0.06 - $ 44.42     (18,537,384)     $15.50
Shares canceled..........   14,921,896   (14,921,896)  $ 0.48 - $121.80    (482,328,792)     $33.08
                           -----------   -----------                      -------------
Balances, December 31,
  1999...................    9,523,259    20,083,574   $ 0.06 - $ 56.00   $ 326,257,618      $16.24
                           ===========   ===========                      =============

     At December 31, 1999, a total of 8,133,388 options to purchase common stock were exercisable at an average exercise price of $16.98. During 1999, the Company used 431,552 shares of treasury stock to fulfill employee option exercises.

     At December 31, 1998 and December 31, 1997, approximately 3.7 million and
5.5 million outstanding options, respectively, were exercisable. The weighted average exercise prices for exercisable options were $21.59 and $14.17 at December 31, 1998 and December 31, 1997, respectively.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     The following information regarding the stock option program and employee stock purchase programs is provided in compliance with SFAS 123, "Accounting for Stock Based Compensation". The Company has elected to continue accounting for such plans in accordance with APB No. 25.

                                     OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   -------------------------------------------------------   ------------------------------
                     NUMBER         WEIGHTED AVERAGE      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE  OUTSTANDING         REMAINING            EXERCISABLE      EXERCISABLE       EXERCISE
     PRICES        AT 12/31/99   CONTRACTUAL LIFE (YRS)        PRICE         AT 12/31/99        PRICE
-----------------  -----------   ----------------------   ----------------   -----------   ----------------
$ 0.00 - $12.18..  10,649,094             7.5                  $10.49         4,706,161         $ 9.77
$12.18 - $24.36..   5,068,101             8.2                  $16.73           648,886         $17.23
$24.36 - $36.54..   4,107,517             6.7                  $28.84         2,696,756         $28.68
$36.54 - $48.72..     256,362             8.3                  $43.30            81,585         $43.47
$48.72 - $60.90..       2,500             2.1                  $56.00                 0              0
                   ----------             ---                  ------         ---------         ------
$ 0.00 - $60.90..  20,083,574             7.5                  $16.24         8,133,388         $16.98

     The fair market value of options granted has been calculated using the Black-Scholes option pricing model using the multiple option approach. A typical option grant vests over a four-year period. Parameters for the option analysis are listed below.

                                                              1997    1998    1999
                                                              ----    ----    ----
Risk free interest rate.....................................  5.39%   5.04%   5.47%
Expected life (years).......................................     4       4       4
Volatility..................................................  0.66    0.63    0.97
Dividend yield..............................................     0       0       0

     The weighted average expected life of the option grants was estimated based on examination of previously exercised options over the life of the program. Volatility was estimated on a monthly basis since the company became public in October of 1992. The average volatility for the 36-month period from January 1997 through December 1999 was 75%. The Company has not paid a dividend, and has no plans to do so.

     The weighted average fair value of options granted in 1999, 1998 and 1997 was $14.39, $19.08 and $18.29, respectively.

     The company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Program. Rights under this plan were also evaluated using the Black-Scholes option-pricing model. The company's plan is described in Note 10. Purchase periods occur twice yearly and each effectively contains a 6 and 12 month option.

                                 FEBRUARY     AUGUST     FEBRUARY     AUGUST     FEBRUARY     AUGUST
                                   1997        1997        1998        1998        1999        1999
                                 ---------   ---------   ---------   ---------   ---------   ---------
Risk Free Interest Rate........       5.40%       5.44%       5.36%       5.28%       4.52%       5.01%
Expected Life..................   6,12 mos    6,12 mos    6,12 mos    6,12 mos    6,12 mos    6,12 mos
Volatility.....................       0.66        0.66        0.63        0.63        0.66        0.66
Dividend Yield.................         --          --          --          --          --          --

     The weighted average fair value of options granted pursuant to the Employee Stock Purchase Program in 1999, 1998 and 1997 was $21.43, $14.81 and $10.77,
respectively.

     The following pro forma income information has been prepared following the provisions of SFAS 123.

                                                      1999         1998        1997
                                                    ---------    --------    --------
Net loss -- pro forma (thousands).................  $(209,890)   $(35,002)   $(46,671)
Net loss per share -- diluted -- pro forma........  $   (1.51)   $  (0.26)   $  (0.37)

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     The impact on pro forma earnings per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the company continues to grant stock options to new employees. This policy may or may not continue.

  Warrants

     Pursuant to the acquisition of PGP, the Company issued warrants to purchase 375,000 shares of common stock at a price of $40 per share, which expire, subject to certain extensions, on June 5, 2000. As of December 31, 1999 warrants for 315,816 shares were outstanding. The warrants issued pursuant to the acquisition of PGP were valued using the Black Scholes model, using the following parameters: Stock price $50.44 (prior to a 3:2 stock split in May
1998); Exercise Price $60.00 (prior to the 3:2 stock split); Term 1 year; Volatility 66%; Annual dividend 0%; Discount rate 5.5%. The resulting valuation of the 375,000 warrants was $2,722,500, the total amount of which was included in the purchase price allocation. In addition, warrants for the purchase of 6,340 shares of Common Stock issued in connection with the Company's 1995 acquisition of Assurdata were exercised during the year ended December 31, 1998.

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

12.  PROVISION FOR INCOME TAXES

     Income taxes have been provided using the liability method in accordance with FASB No. 109 Accounting For Income Taxes.

     Pre-tax book income (loss) from continuing operations for the years ended December 31, was earned in the following jurisdictions (in thousands):

                                                       1999         1998       1997
                                                     ---------    --------    -------
Domestic...........................................  $(219,456)   $123,535    $55,222
Foreign............................................     88,798      14,632     27,591
                                                     ---------    --------    -------
                                                     $(130,658)   $138,167    $82,813
                                                     =========    ========    =======

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
FEDERAL:
  Current..............................................  $ 52,902   $113,575   $ 63,826
  Deferred.............................................   (58,256)   (41,311)   (18,515)
                                                         --------   --------   --------
          Total federal................................    (5,354)    72,264     45,311
STATE:
  Current..............................................       216     21,224     11,950
  Deferred.............................................    (5,160)    (5,633)    (3,203)
                                                         --------   --------   --------
          Total state..................................    (4,944)    15,591      8,747
                                                         --------   --------   --------
Foreign................................................    39,541     13,874     18,116
                                                         --------   --------   --------
Provision for income taxes.............................  $ 29,243   $101,729   $ 72,174
                                                         ========   ========   ========

     Significant components of net deferred tax assets at December 31 are as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
Deferred revenue....................................  $ 10,786    $ 10,390    $ 1,387
State taxes.........................................       546       2,082      1,740
Accrued liabilities and reserves....................    54,354      53,394     28,349
Depreciation and amortization.......................    43,581      30,533     11,917
Tax credits.........................................    56,211          --         --
Net operating loss carryover........................    71,168      30,130     10,597
                                                      --------    --------    -------
                                                       236,646     126,529     53,990
Valuation allowance.................................   (63,556)    (22,458)    (7,728)
                                                      --------    --------    -------
                                                       173,090     104,071     46,262
Deferred liability..................................    10,575      13,000      2,100
                                                      --------    --------    -------
Net deferred tax asset..............................  $162,515    $ 91,071    $44,162
                                                      ========    ========    =======
Current portion.....................................  $ 93,904    $ 65,866    $30,089
Non-current portion.................................    68,611      25,205     14,073
                                                      --------    --------    -------
                                                      $162,515    $ 91,071    $44,162
                                                      ========    ========    =======

     Realization of net deferred tax assets of $162.5 million as of December 31, 1999 is dependent on generating sufficient future taxable income, which is not assured. The amount of the deferred tax asset realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. The net deferred tax asset at December 31, 1999 includes recognition of approximately $8 million of foreign deferred tax assets.

     At December 31, 1999, the Company has available net operating loss carryforwards for U.S. federal income tax return purposes of $201.4 million, which expire from 2009 to 2020. A valuation allowance of $20.8 million is recorded primarily for operating losses attributed to certain subsidiaries. Valuation allowances recorded for 1998 and 1997 include net operating losses acquired in connection with certain acquisitions. The operating losses are subject to annual limitations and may expire before utilization by the Company.

     At December 31, 1999, the Company has available foreign tax credit carryforwards of $42.7 million, which expire in 2020. In addition, the Company has federal R&D credit carryforwards of $9.0 million which

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES expire in 2005 and California R&D credit carryforwards of $4.5 million with no expiration. A valuation allowance of $42.7 million is recorded for foreign tax credits due to uncertainty of future utilization.

     U.S. income taxes were not provided for on a cumulative total of approximately $13.8 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

     The Company's effective tax rate on income before income taxes differs from the U.S. Federal statutory regular tax rate as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------    -----    -----
U.S. Federal income tax provision (benefit) statutory
  rate......................................................  (35.0)%   35.0%    35.0%
State taxes (benefit).......................................   (4.1)     4.4      4.7
Non deductible acquisition and other costs..................   17.8     29.6     48.9
Tax exempt interest income..................................     --     (1.1)    (3.4)
Foreign earnings taxed at rates different than the U.S.
  rate......................................................    6.5     (6.3)    (7.1)
Goodwill and other permanent differences....................   16.1     16.3     10.6
Change in valuation allowance...............................   31.5       --       --
Tax credits.................................................  (10.3)    (4.3)    (1.5)
                                                              -----     ----     ----
                                                               22.5%    73.6%    87.2%

13. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income
(loss) per share is provided as follows (in thousands, except per share amounts):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999         1998        1997
                                                    ---------    --------    --------
Numerator -- Basic
Net income (loss).................................  $(159,901)   $ 36,438    $ 10,639
Numerator -- Diluted
Net income (loss).................................  $(159,901)   $ 36,438    $ 10,639
Interest on convertible debentures(1).............         --          --          --
                                                    ---------    --------    --------
                                                    $(159,901)   $ 36,438    $ 10,639
                                                    =========    ========    ========
Denominator -- Basic
Basic weighted average common shares
  outstanding.....................................    138,695     133,075     126,662
                                                    =========    ========    ========
Denominator -- Diluted
Basic weighted average common shares
  outstanding.....................................    138,695     133,075     126,662
Effective of dilutive securities:
Common stock options..............................         --       5,534       6,067
                                                    ---------    --------    --------
Diluted weighted average shares...................    138,695     138,609     132,729
                                                    =========    ========    ========
Net income (loss) per share -- Basic..............  $   (1.15)   $   0.27    $   0.08
                                                    =========    ========    ========
Net income (loss) per share -- Diluted............  $   (1.15)   $   0.26    $   0.08
                                                    =========    ========    ========

---------------
(1) Convertible debt interest and related as-if converted shares are excluded from the 1998 calculation as they are anti-dilutive.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

14. BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. In fiscal year 1998, the Company determined that it had a single reporting segment consisting of the development, sale, and support of computer security and management software. Since then, the Company established one of its subsidiaries, McAfee.com, as a separate business entity. As of December 31, 1999, the Company evaluated its product segments in accordance with SFAS 131 and concluded that its reportable segments are computer security and management software ("Infrastructure"), and consumer PC security and management software on the Internet ("McAfee.com").

     The Infrastructure segment consists of anti-virus, network management, security and help desk software. These products are marketed and sold through a direct sales force to distributors, retailers, and end users in the United States, Europe, Asia Pacific and Latin America.

     The McAfee.com segment is a one-stop destination for consumer PC security and management needs on the Internet. The McAfee.com website provides a suite of online products and services personalized for the user based on the user's PC configuration, attached peripherals and resident software.

     Summarized pre-tax financial information concerning the Company's reportable segments in the years ended December 31, 1999 and 1998 is provided as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                        -------------------------
                                                           1999           1998
                                                        -----------    ----------
Infrastructure:
  Net revenues........................................   $ 659,170      $983,753
  Segment profit (loss)...............................    (131,976)       38,431
McAfee.com:
  Net revenues........................................      24,497         6,292
  Segment loss........................................     (27,925)       (1,993)

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1999            1998
                                                     ------------    ------------
Infrastructure:
          Total Assets.............................   $1,384,107      $1,534,283
McAfee.com:
          Total Assets.............................       95,287           2,438

     The table below presents information about the revenues and long-lived assets by geographical area as of and for the years ended December 31:

                                                   1999        1998        1997
                                                 --------    --------    --------
                                                          (IN THOUSANDS)
Revenue
  United States................................  $406,805    $629,450    $479,224
  Netherlands..................................   208,583     217,177      64,449
  Other International..........................    68,280     143,418     192,019
                                                 --------    --------    --------
          Total................................  $683,668    $990,045    $735,692
                                                 ========    ========    ========

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                                                     1999       1998       1997
                                                    -------    -------    -------
                                                           (IN THOUSANDS)
Long-Lived Assets
  United States...................................  $33,569    $39,429    $30,434
  United Kingdom..................................       --      6,713     11,420
  Other Foreign...................................   11,823      8,347      6,474
                                                    -------    -------    -------
          Total...................................  $45,392    $54,489    $48,328
                                                    =======    =======    =======

At December 31,1999, one customer had an accounts receivable balance representing 12% of our total accounts receivable balance. No other customer had an accounts receivable balance greater than 10% of the total December 31, 1999 accounts receivable balance. During 1999, one customer accounted for 30% of the total revenue for the year. No other customer accounted for more than 10% of the total revenue in 1999.

15. LITIGATION

  Securities Cases

     Knisley v. Network Associates. On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 6, 1999. Twenty-five similar actions asserting virtually identical allegations have been filed by other plaintiffs. The Court has consolidated these cases and has appointed Lead Plaintiff. Other lead plaintiff candidates have appealed the District Court's appointment of Lead Plaintiff to the Ninth Circuit. The Ninth Circuit has stayed proceedings in the District Court, pending its review. Once an amended consolidated complaint is filed, defendants intend to move to dismiss.

     Dow Jones Investment Club v. Network Associates. On May 12, 1999, a purported derivative action, captioned Dow Jones Investment Club v. Network Associates, Inc. et al., Civil Action No. CV-781854, was filed against nominal defendant Network Associates, Inc. and certain of its officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges violations of Sections 25402 and 1507 of the California Corporations Code, breach of fiduciary duty, insider trading, gross negligence, and unjust enrichment. The complaint seeks unspecified damages. Two similar derivative actions have been filed by other plaintiffs in the Superior Court of California, County of Santa Clara, including Leighton v. Network Associates, Inc. et al., Civil Action No. CV-781947, and Katz v. Network Associates, Inc., et al., Civil Action No. CV-782194. The court ordered these three actions consolidated for pretrial and trial proceedings and deemed the complaint filed in the Leighton action the operative complaint. Defendants' demurrer to the operative complaint was sustained with leave to amend. Discovery is ongoing.

     Gage v. Network Associates. A similar case, captioned Gage v. Network Associates, Inc., et al., Civil Action No. B C211552, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Sections 25400 et seq. of the California Corporations Code,
Section 17200 of the California Business and Professions Code, and breach of fiduciary duty. The parties stipulated to transfer the action to Santa Clara County Superior Court where it is now pending under Civil Action No. CV-785715. The complaint was dismissed with prejudice. Gage has until March 18, 2000 to file an amended complaint asserting individual claims. Discovery is ongoing.

     Ong, et al. v. CyberMedia, et al. On September 14, 1998, CyberMedia and certain of its former officers and directors were named as defendants in a consolidated amended securities class action complaint filed in the United States District Court for the Central District of California. The consolidated amended complaint consolidated the following previously filed cases: Ong v. CyberMedia, Inc., et al., No. 98-1811 CBM (Ex),

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES filed on March 12, 1998, St. John v. CyberMedia, Inc., et al., No. 98-2085 MRP
(SHx), filed on March 24, 1998, Zier v. CyberMedia, Inc., et al., No. 98-2210 CM
(MCx), filed on March 26, 1998, Liu v. CyberMedia, Inc., et al., No. 98-2617, filed on April 8, 1998, Kerr, et al. v. CyberMedia, Inc., et al., No. 98-3104 RJK (Anx), filed on April 23, 1998, and Barker v. CyberMedia, Inc., et al., No. SA CV98-401 AHS (ANx), filed on May 6, 1998. Plaintiffs filed a second consolidated amended complaint on March 8, 1999. It alleges that the defendants violated federal securities laws by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 12, 1998. CyberMedia and certain of its former officers and directors were also named as defendants in three securities class action lawsuits filed in the Superior Court of Los Angeles County. Such complaints have been ordered consolidated, although a consolidated amended complaint has not yet been filed. The consolidated complaints include: Brown v. CyberMedia, Inc., et al., No. B C187898, filed on March 19, 1998, Smith v. CyberMedia, Inc., et al. No. B C188527, filed on March 31, 1998, and Stockwell v. CyberMedia, Inc., et al., No. B C189020, filed on April 8, 1998. The complaints allege that defendants violated California state securities laws and common law by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 13, 1998. Network Associates has reached an agreement with plaintiffs to settle the state and federal securities class actions. The settlement provides for a payment of $11.5 million plus interest from approximately May 6, 1999, $1.5 million (and interest on that amount) of which is to be paid by Network Associates and the remainder of which is to be paid by the Company's insurers. The parties memorialized the agreement in a Stipulation of Settlement lodged with the District Court on November 12, 1999. The Court preliminarily approved the settlement on December 15, 1999, and a hearing is currently set for March 27, 2000 to determine whether final approval will be granted. Consummation of the settlement is contingent upon final judicial approval.

  Other Litigation

     Trend Micro, Inc. v. Network Associates. On May 13, 1997, Trend Micro, Inc. ("Trend") filed suit in United States District Court for the Northern District of California against both Network Associates and Symantec. Trend currently alleges that Network Associates' "WebShield" and "GroupShield" products infringe a Trend patent which was issued on April 22, 1997. Trend's complaint seeks injunctive relief and unspecified money damages. On June 6, 1997, Network Associates filed its answer denying any infringement. Network Associates also filed counterclaims against Trend alleging unfair competition, false advertising, trade libel, and interference with prospective economic advantage.

     The Court held a patent claim interpretation hearing on September 1, 1998. The Court issued a ruling on claim interpretation on or about December 29, 1998. In addition, Trend filed a supplemental complaint on October 5, 1998, adding the Gauntlet product to the products accused of infringing Trend's patent. At a case management conference held on October 2, 1998, the Court set a new trial date of November 8, 1999. The trial has since been postponed and is now scheduled for May 1, 2000. The parties are engaged in completing expert discovery and preparing for trial.

     Hilgraeve v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. All discovery has been completed. The Court heard Network Associates' motions for summary judgment of non-infringement on May 20, 1999 and granted the motion in a written opinion dated June 10, 1999. The Court entered judgment in favor of Network Associates on July 7, 1999. Hilgraeve has filed an appeal from the judgment to the United States Court of Appeals for the Federal Circuit. That appeal is pending.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     Foremost Systems v. Network Associates, No. CV 777301 (Santa Clara County). A former agent of Network Associates in India, Foremost Systems Pvt. Ltd, filed this action on October 14, 1998, in California State court and filed a Second Amended Complaint on February 18, 2000. Network Associates removed the action to the United States District Court, Northern District of California, San Jose Division. The Second Amended Complaint alleges that Network Associates wrongly terminated Foremost Systems in breach of their agency agreement and, in addition, contains counts for breach of oral contract, promissory estoppel, intentional and negligent misrepresentation, breach of fiduciary duty, tortious interference with contractual relations, unfair competition, and racketeering in violation of 18 U.S.C 1962 et seq.

     Homenexus Inc. f/k/a HomeRun Network, Inc. v. DirectWeb, Inc., et al, No. 99-CV-2316 (CRW) (E.D. Pa.). In this action, filed in federal court in the Eastern District of Pennsylvania on May 5, 1999, plaintiff Homenexus alleges that DirectWeb successfully conspired with all defendants, including Network Associates and William Larson, to wrongly misappropriate plaintiff's purported proprietary business plan and to deliberately infringe plaintiff's purported trade dress in its alleged web-site. The complaint further alleges that all defendants conspired to commit, and did commit, the torts of conversion and unfair competition. Plaintiff has indicated that it will intends to amend the complaint to add a new defendant. Network Associates and William Larson deny the charges against them. To date, the parties have taken limited discovery.

SYMANTEC LITIGATION

     On December 20, 1999, Network Associates entered into a settlement agreement resolving the Symantec I, Symantec II, and CyberMedia/Symantec cases as well as the Symantec State Action (such terms are defined below). Dismissals of each of these actions has or is in the process of being filed. The CyberMedia
v. Symantec litigation, as described below, remains on file as to defendant ZebraSoft.

     Symantec v. Network Associates (USDC). On April 24, 1997, Network Associates was served by Symantec with a suit filed in the United States District Court, Northern District of California, San Jose Division, alleging copyright infringement and unfair competition by Network Associates ("Symantec I"). Symantec alleges that Network Associates' computer software program called "PC Medic" copied portions of Symantec's computer software program entitled "CrashGuard." Symantec's complaint sought injunctive relief and unspecified money damages. On July 20, 1997, Symantec sought leave to amend its complaint to include additional allegations of copyright infringement and trade secret misappropriation pertaining to Network Associates' "VirusScan" product. Symantec sought injunctive relief and unspecified money damages. On October 6, 1997, the Court issued an order granting Symantec's motion to amend its complaint and enjoining Network Associates from shipping any product containing either an approximately 30-line routine found in CrashGuard or an approximately 100-line routine found in Symantec DLL. The Court's order expressly stated that "the court is not enjoining the sale or distribution of [McAfee's] current product." On December 19, 1997, the Court denied Symantec's motion to enjoin sale or distribution of Network Associates' current PC Medic product. On April 1, 1998, Symantec filed an amended complaint including additional allegations of trade secret misappropriation, unfair competition, interference with economic advantage and contractual relations and violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), in connection with the alleged use by Network Associates employees of proprietary Symantec customer database. On June 9, 1998, the Court dismissed Symantec's RICO claims without prejudice and dismissed Symantec's unfair competition claims relating to alleged use of source code with prejudice. On June 15, 1998, the Court entered a stipulated preliminary injunction prohibiting Network Associates from making use of any Symantec customer list data. On September 4, 1998, Symantec's time for amending its complaint expired; Symantec did not refile its RICO claims. On October 8, 1998, the Court granted partial summary judgment in Network's favor dismissing with prejudice Symantec's claims for interference with economic and contractual relations, Symantec's trade secret claims relating to alleged misappropriation of source code and portions of Symantec's copyright claims.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     On October 22, the Court consolidated this case for purposes of trial with an action originally brought on February 4, 1998 by CyberMedia Inc. (acquired by Network Associates in September 1998) against Symantec (described below) and the action brought by Symantec against Network Associates on September 4, 1998 (described below).

     Symantec v. Network Associates (USDC). On September 4, 1998, Symantec filed suit in United States District Court for the Northern District of California, San Jose Division, against Network Associates, alleging copyright infringement, unfair competition, and trade secret misappropriation ("Symantec II"). Symantec alleges that an unidentified Network Associates employee copied and transported to Network Associates certain proprietary Symantec files, including files containing Norton Antivirus software. On January 20, 1999, the Court dismissed those portions of Symantec's claims relating to Network Associates' PC Medic and VirusScan products. Symantec also alleges that another unidentified Network Associates employee located in Canada copied and transported to Network Associates certain other unidentified files containing Symantec confidential information.

     CyberMedia v. Symantec. On February 4, 1998, CyberMedia filed a lawsuit against Symantec in United States District Court for the Northern District of California ("CyberMedia"). Also named as defendants in the complaint are ZebraSoft, Inc. ("ZebraSoft") and three individual officers and directors of ZebraSoft. The complaint alleges that the defendants violated federal copyright laws and misappropriated CyberMedia's trade secrets in developing and distributing a computer software program, known as Norton Uninstall Deluxe, that is competitive with CyberMedia's UnInstaller program. The complaint seeks money damages and injunctive relief against the defendants.

     On September 3, 1998, the United States District Court for the Northern District of California issued a preliminary injunction preventing the defendants from manufacturing, marketing or distributing any existing version of their competing program, and requiring defendants to issue a "Notice of Recall" to all distributors regarding the existing versions of the program. The injunction was effective throughout the United States. On November 30, 1998, the Court issued a further order pursuant to an agreement of the parties, prohibiting Symantec from manufacturing, distributing or advertising Norton UnInstall Deluxe anywhere in the world.

     The defendants have filed counterclaims against CyberMedia for slander, libel, product disparagement and related state law claims, seeking unspecified money damages.

     Symantec v. Network Associates (Superior Court). On April 27, 1999, Network Associates was served by Symantec with a suit filed in the Superior Court of California, County of Santa Clara ("Symantec State Action"). The suit alleges malicious prosecution in connection with an earlier suit Network Associates brought against Symantec for defamation and related claims, and which was dismissed in December 1997.

16. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133, as amended, is effective for quarters beginning after June 15, 2000.

     In February 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed of Obtained for Internal Use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. Adoption of this pronouncement, which is effective for fiscal 1999, did not materially impact the Company's results of operations.

     In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by 101 will be effective for our fiscal year ended December 31, 2000.

17. RELATED PARTY TRANSACTIONS

     The Company purchased 3,948,199 shares of Series A Preferred Stock of DirectWeb, Inc. for $2.5 million, and 4,615,385 shares of Series B Preferred Stock for $6.0 million in 1999. DirectWeb, Inc. is a subscription-based online service offering a complete turnkey Windows-98 based PC, unlimited Internet access and technical support for a fixed user only fee. In connection with the formation of DirectWeb, the Company received a warrant to acquire 3,175,000 shares of Direct Web common stock for total consideration of $317.50. Prior to the transactions described below, on an as converted basis and excluding shares that may be acquired upon exercise of its warrant, the Company's total DirectWeb investment represented approximately 12.3% of DirectWeb's outstanding capital stock. With respect to this balance, approximately 35.2% was owned by William L. Larson, a DirectWeb founder and the Company's Chief Executive Officer; 35.4% was owned by Dennis Cline, a DirectWeb founder and the Company's former Vice President of Worldwide Sales; and 17.1% was owned by unrelated third party investors who, along with the Company, invested in DirectWeb's Series A and Series B Preferred Stock.

     In November 1999, the Company sold its 12.3% ownership to Dennis Cline, resulting in a net loss of $2.5 million to the Company. At the time, the Company also agreed to exchange its warrant to acquire 3,175,000 shares of DirectWeb common stock for a warrant to acquire $2 million worth of DirectWeb Series C preferred stock at the same price per share as paid by the Series C preferred stock investors. William L. Larson sold approximately 83.0% of his stake in DirectWeb to Dennis Cline in November 1999. He retains an approximately 5.9% ownership interest in DirectWeb.

18. STOCK OPTION REPRICING AND STOCK REPURCHASE PLAN

     On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company's common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.3 million shares at

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

$11.063 were vested at December 31, 1999, however the new options cannot be exercised for a period of twelve months from the date the options were repriced, regardless of vesting status.

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $0.7 million and $8.8 million were expensed in the three months and year ended December 31, 1999, respectively, and approximately $11.6 million will be expensed over the remaining vesting period.

     On March 31, 1999, the Financial Accounting Standards Board ("FASB") issued an exposure draft of its Proposed Interpretation, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (the "Proposed Interpretation"). Under the Proposed Interpretation, stock options repriced after December 15, 1998 will be subject to variable plan accounting treatment. If adopted, this proposed guidance will require the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock after the date of adoption. The FASB currently expects to approve the release of this interpretation in the second quarter of 2000. Depending upon movements in the market value of the Company's common stock, this proposed accounting treatment may result in significant additional compensation charges in future periods.

     In May 1999, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock in the open market. In the year ended December 31, 1999, the Company repurchased 685,000 shares of its common stock for a total cash outlay of approximately $12.4 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements.

     On August 3, 1999, Network Associates sold "European style" put options for 1,000,000 shares of the Company's common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, which is August 3, 2000. The strike price for these put options is $20.00, and the Company received total proceeds of $5,250,000 from the sale.

19. FIXED ASSETS SALE-LEASEBACK

     On September 20, 1999, the Company sold approximately $6.6 million of fixed assets, consisting mostly of computer equipment, to a third party and leased them back under an operating lease. The initial term of the lease is 12 months, with an option to renew the lease for an additional 12 months.

20. SUBSEQUENT EVENTS (UNAUDITED)

     On February 4, 2000, several companies acquired a less than 4% minority equity interest in NAI KK, our Japanese subsidiary, for a combined total of approximately $11.9 million.

     On February 16, 2000, Network Associates sold "European style" put options for 1,000,000 shares of the Company's common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, which is February 16, 2001. The strike price for these put options is $30.00, and the Company received total proceeds of $7,890,000 from the sale.

     On March 10, 1999, the Company acquired 597,062 shares of Tesserae Information Systems, Inc. for approximately $10 million. Shortly thereafter, Tesserae was acquired by Cadabra, Inc. and, in January 2000, Cadabra Inc. was acquired by Goto.com. The Company's Cadabra shares were converted into 554,093 shares of Goto.com, and the Company received $1.2 million in cash. In February 2000, the Company sold the majority of its Goto.com shares for a net realized gain of approximately $28.4 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 30th day of March, 2000.

                                          NETWORKS ASSOCIATES, INC.

                                                 /s/ WILLIAM L. LARSON
                                          --------------------------------------
                                                    William L. Larson
                                               Chief Executive Officer and
                                                  Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ WILLIAM L. LARSON                   Chief Executive Officer and Chairman of the
-----------------------------------------------------        Board (Principal Executive Officer)
                 (William L. Larson)

                /s/ PRABHAT K. GOYAL                      Vice President of Administration, Chief
-----------------------------------------------------     Financial Officer, Treasurer and Secretary
                 (Prabhat K. Goyal)                       (Principal Financial Officer and Principal
                                                                     Accounting Officer)

                /s/ LESLIE G. DENEND                                      Director
-----------------------------------------------------
                 (Leslie G. Denend)

                /s/ VIRGINIA GEMMELL                                      Director
-----------------------------------------------------
                 (Virginia Gemmell)

                 /s/ EDWIN L. HARPER                                      Director
-----------------------------------------------------
                  (Edwin L. Harper)

                  /s/ ENZO TORRESI                                        Director
-----------------------------------------------------
                   (Enzo Toressi)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
Network Associates, Inc.
Santa Clara, California

     Our audits of the consolidated financial statements referred to in our report dated January 24, 2000 appearing on page 44 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

San Jose, California
January 24, 2000

                                  SCHEDULE II

                           NETWORKS ASSOCIATES, INC.

       SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                        BALANCE AT     ADDITIONS CHARGED
                                       BEGINNING OF       TO EXPENSE                      BALANCE AT END
                                          PERIOD          OR REVENUE        DEDUCTIONS      OF PERIOD
                                       ------------    -----------------    ----------    --------------
YEAR ENDED DECEMBER 31, 1999
  Allowance for Doubtful Accounts....    $11,682           $ 44,809         $ (40,242)       $16,249
  Allowance for Sales Returns........     85,631            249,138          (262,471)        72,298
YEAR ENDED DECEMBER 31, 1998
  Allowance for Doubtful Accounts....      5,107             11,283            (4,708)        11,682
  Allowance for Sales Returns........     21,294            170,714          (106,377)        85,631
YEAR ENDED DECEMBER 31, 1997(1)
  Allowance for Doubtful Accounts....      4,205              3,575            (2,673)         5,107
  Allowance for Sales Returns........    $ 2,523           $ 47,032         $ (28,261)       $21,294

---------------
(1) Includes Network General balance sheet data at December 31, 1997.

                                 EXHIBIT INDEX

  EXHIBIT NO.                          EXHIBIT TITLE                          PAGE NO.
  -----------                          -------------                          --------
     2.1        Agreement and Plan of Reorganization, dated October 13,
                1997, among McAfee Associates, Inc., Mystery Acquisition
                Corp. and Network General Corporation, as amended by the
                First Amendment dated as of October 22, 1997.(1)............
     2.2        Combination Agreement dated August 16, 1996 among the
                Registrant, FSA Combination Corp., FSA Corporation and
                Daniel Freedman.(2).........................................
     2.3        Stock Exchange Agreement dated January 13, 1996 among the
                Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and
                the shareholders of Jade.(3)................................
     2.4        Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
                Acquisition Corp.(4)........................................
     2.5        Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5).....
     2.6        Agreement and Plan of Reorganization dated February 22,
                1998, between the Registrant, TIS and Thor Acquisition
                Corp.(6)....................................................
     2.7        Agreement and Plan of Reorganization by and among the
                Registrant, Magic Solutions International, Inc., Merlin
                Acquisition Corp. and Igal Lichtman, Amendment Agreement by
                and among the Registrant, Magic Solutions International,
                Inc., Merlin Acquisition Corp., and Igal Lichtman dated
                March 24, 1998. Second Amendment Agreement by and among the
                Registrant, Magic Solutions International, Inc., Merlin
                Acquisition Corp., and Igal Lichtman dated April 1,
                1998.(7)....................................................
     2.8        Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce
                Cook.(8)....................................................
     2.9        Share Purchase Agreement, dated as of March 30, 1998, among
                FSA Combination Corp., and Irina Karlsson and Jarmo
                Rouvinen.(8)................................................
     2.10       Stock Purchase Agreement, dated as of May 8, 1998, among FSA
                Combination Corp., and Secure Networks, Inc.(8).............
     2.11       Transaction Agreement, dated June 9, 1998, by and between
                the Registrant and Dr. Solomon's Group Plc.(21).............
     2.12       Agreement and Plan of Merger, dated July 28, 1998, by and
                between the Registrant and CyberMedia, Inc.(22).............
     3.1        Second Restated Certificate of Incorporation of Networks
                Associates, Inc., as amended on December 1, 1997.(6)........
     3.2        Restated Bylaws of Networks Associates, Inc.(6).............
     3.3        Certificate of Designation of Series A Preferred Stock of
                Networks Associates, Inc.(9)................................
     3.4        Certificate of Designation of Series B Participating
                Preferred Stock of the Registrant.(23)......................
     4.2        Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)......................
     4.5        Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)..........
     4.6        Registration Rights Agreement, dated as of February 13,
                1998, by and between the Registrant and Morgan Stanley & Co.
                Incorporated.(10)...........................................
     4.7        Indenture dated as of February 13, 1998 between the
                Registrant and State Street Bank and Trust Company of
                California, N.A., as Trustee.(10)...........................

  EXHIBIT NO.                          EXHIBIT TITLE                          PAGE NO.
  -----------                          -------------                          --------
     4.10       Registration Rights Agreement dated May 8, 1998, by and
                between the Registrant and the stockholders of Secure
                Networks, Inc.(8)...........................................
     4.11       Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB
                Consulenza Software di Base S.r.l. ("CSB").(11).............
     4.12       Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware
                Seguridad Informatica S.A.(11)..............................
     4.13       Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA
                Information Security Holding AB(24).........................
    10.1        Standard Business Lease (Net) for Network General's
                principal facility dated June 19, 1991, between Network
                General and Menlo Oaks Partners, L.P.(12)...................
    10.2        First Amendment to Lease dated June 10, 1992, between
                Network General and Menlo Parks Partners, L.P.(12)..........
    10.3        Standard Business Lease (Net) for Network General's
                principal facility dated March 11, 1992, between Network
                General and Menlo Oaks Partners L.P.(13)....................
    10.4        First Amendment to Lease dated June 18, 1992, between
                Network General and Menlo Oaks Partners, L.P.(12)...........
    10.5        Lease dated March 31, 1992, between Network General and
                Equitable Life Assurance Society of the United
                States.(12).................................................
    10.6        Second Amendment to Lease dated February 1, 1995, between
                Network General and Menlo Oaks Partners, L.P.(13)...........
    10.7        Third amendment to Lease dated February 1, 1995 between
                Network General and Menlo Oaks Partners L.P.(13)............
    10.8        Fourth Amendment to Lease dated May 31, 1995, between
                Network General and Menlo Oaks Partners, L.P.(14)...........
    10.9        Fifth Amendment to Lease dated June 13, 1995, between
                Network General and Menlo Oaks Partners, L.P.(14)...........
    10.10       Lease dated July 3, 1996 between Network General and
                Campbell Avenue Associates.(15).............................
    10.11       Sixth Amendment to Lease dated November 29, 1996, between
                Network General and Menlo Oaks Partners, L.P.(15)...........
    10.12       Sublease Agreement for facility at 2805 Bowers Avenue, Santa
                Clara, California, dated as of February 20, 1997, by and
                between McAfee Associates, Inc. and National Semiconductor
                Corporation.(16)............................................
    10.13       Lease Agreement dated November 17, 1997 for facility at 3965
                Freedom Circle, Santa Clara, California by and between
                Informix Corporation and McAfee Associates, Inc.(4).........
    10.14       Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank,
                F.S.B., Informix Corporation and Networks Associates,
                Inc.(4).....................................................
    10.15       Subordination, Nondisturbance and Attornment Agreement dated
                December 18, 1997, between Guaranty Federal Bank, F.S.B.,
                Networks Associates, Inc. and Birk S. McCandless, LLC.(4)...
    10.16       Lease dated November 22, 1996 by and between Birk S.
                McCandless, LLC and Informix Corporation for facility at
                3965 Freedom Circle, Santa Clara, California.(4)............

  EXHIBIT NO.                          EXHIBIT TITLE                          PAGE NO.
  -----------                          -------------                          --------
    10.17       Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
                Compusul-Consultoria E Comercio De Informatica Ltda., and
                the stockholders of Compusul-Consultoria E Comercio De
                Informatica Ltda.(17).......................................
    10.18*      1997 Stock Incentive Plan.(17)..............................
    10.19*      Stock Option Plan for Outside Directors(18).................
    10.20*      2000 Nonstatutory Stock Option Plan.........................
    10.21*      Change in control agreement between the Company and Peter
                Watkins dated May 11, 1999(25)..............................
    10.22*      Change in control agreement between the Company and William
                L. Larson dated May 11, 1999(25)............................
    10.23*      Change in control agreement between the Company and Prabhat
                K. Goyal dated May 11, 1999(25).............................
    10.24*      Change in control agreement between the Company and Zachary
                Nelson, dated May 11, 1999(25)..............................
    10.25       Corporate Management Services Agreement between the
                Registrant and McAfee.com Corporation, dated as of January
                1, 1999(26).................................................
    10.26       Technology Cross License Agreement between the Registrant
                and McAfee.com Corporation dated as of January 1,
                1999(26)....................................................
    10.27       Registration Rights Agreement between the Registrant and
                McAfee.com Corporation, dated as of January 1, 1999(26).....
    10.28       Asset Contribution and Receivables Settlement Agreement
                between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)......................................
    10.29       Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
                1999(26)....................................................
    10.30       Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999(26).............................
    10.31       Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
                1999(26)....................................................
    10.32       Joint Cooperation and Master Services Agreement between the
                Registrant and McAfee.com Corporation, dated as of January
                1, 1999(26).................................................
    21.1        Subsidiaries of Network Associates, Inc. ...................
    23.1        Consent of PricewaterhouseCoopers LLP.......................
    27.1        Financial Data Schedule.....................................

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