Form 10-Q
period 2000-03-31
NETWORKS ASSOCIATES INC/
filed 2000-05-15
CIK 890801

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     138,701,216 shares of the registrant's common stock, $0.01 par value, were outstanding as of March 31, 2000.

                        THIS DOCUMENT CONTAINS 42 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 39.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NETWORKS ASSOCIATES, INC.

                                   FORM 10-Q,
                                 MARCH 31, 2000

                            ------------------------

                                    CONTENTS

 ITEM                                                                 PAGE
NUMBER                                                                ----
                      PART I: FINANCIAL INFORMATION
ITEM
  1.    FINANCIAL STATEMENTS
        Condensed Consolidated Statements of Operations and
        Comprehensive Income:
        Three months ended March 31, 2000 and 1999..................    3
        Condensed Consolidated Balance Sheets:
        March 31, 2000 and December 31, 1999........................    4
        Condensed Consolidated Statements of Cash Flows:
        Three months ended March 31, 2000 and 1999..................    5
        Notes to Condensed Consolidated Financial Statements........    6
ITEM    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  2.    AND RESULTS OF OPERATIONS...................................   12

                        PART II: OTHER INFORMATION
ITEM
  1.    LEGAL PROCEEDINGS...........................................   36
ITEM
  6.    EXHIBITS AND REPORTS ON FORM 8-K............................   36
SIGNATURES..........................................................   37
EXHIBIT INDEX.......................................................   38

                           NETWORKS ASSOCIATES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Net revenue:
  Product...................................................  $166,989    $180,704
  Services & support........................................    47,467      64,488
                                                              --------    --------
          Total revenue.....................................   214,456     245,192
                                                              --------    --------
Cost of revenue:
  Product...................................................    23,738      27,051
  Services & support........................................     8,505       8,192
                                                              --------    --------
          Total cost of revenue.............................    32,243      35,243
                                                              --------    --------
Gross profit................................................   182,213     209,949
Operating expenses:
  Research and development..................................    41,221      35,131
  Marketing and sales.......................................    96,045      93,681
  General and administrative................................    20,484      21,770
  Amortization of intangibles and stock compensation
     charge.................................................    15,996      15,139
                                                              --------    --------
          Total operating expenses..........................   173,746     165,721
                                                              --------    --------
          Income from operations............................     8,467      44,228
                                                              --------    --------
  Interest and other income and expense, net................     4,602       1,574
  Gain (loss) on sale of investments, net...................    40,373          --
  Minority interest in consolidated subsidiaries............     1,123          --
                                                              --------    --------
          Income before provision for income taxes..........    54,565      45,802
Provision for income taxes..................................    25,540      19,561
                                                              --------    --------
          Net income........................................  $ 29,025    $ 26,241
Other comprehensive income (loss):
Unrealized gain (loss) on investments.......................  $  5,630    $ (1,187)
Foreign currency translation loss...........................    (1,965)     (9,728)
                                                              --------    --------
Comprehensive income........................................  $ 32,690    $ 15,326
                                                              ========    ========
Net income per share -- basic...............................  $   0.21    $   0.19
                                                              ========    ========
Shares used in per share calculation -- basic...............   138,877     138,395
                                                              ========    ========
Net income per share -- diluted.............................  $   0.20    $   0.18
                                                              ========    ========
Shares used in per share calculation -- diluted.............   144,372     142,607
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,     DECEMBER 31,
                                                                 2000           1999
                                                              ----------    ------------
Current assets:
  Cash and cash equivalents.................................  $  369,312     $  316,784
  Marketable securities.....................................      69,359         72,135
  Accounts receivable, net of allowances for doubtful
     accounts of $11,853 at March 31, 2000 and $16,249 at
     December 31, 1999......................................     161,115        174,646
  Prepaid expenses, income taxes and other current assets...      43,097         33,038
  Deferred taxes............................................      80,525         79,186
                                                              ----------     ----------
          Total current assets..............................     723,408        675,789
Marketable securities.......................................     391,792        397,447
Fixed assets, net...........................................      47,777         45,392
Deferred taxes..............................................      98,057         93,904
Intangibles and other assets................................     284,370        266,862
                                                              ----------     ----------
          Total asset.......................................  $1,545,404     $1,479,394
                                                              ==========     ==========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   29,150     $   13,723
  Accrued liabilities.......................................     257,685        253,062
  Deferred revenue..........................................     124,953        123,236
  Long term debt, current portion...........................          --            103
                                                              ----------     ----------
          Total current liabilities.........................     411,788        390,124
  Deferred taxes............................................      10,304         10,575
  Deferred revenue, less current portion....................      29,780         30,005
  Long term debt and other liabilities......................     383,685        379,267
                                                              ----------     ----------
          Total liabilities.................................     835,557        809,971
                                                              ----------     ----------
  Minority Interest.........................................      12,354          9,317
                                                              ----------     ----------

Common stock, $.01 par value; authorized: 300,000,000
  shares; Issued: 140,301,216 shares at March 31, 2000 and
  139,419,528 shares at December 31, 1999 Outstanding:
  138,701,216 shares at March 31, 2000 and 138,734,528
  shares at December 31, 1999...............................       1,387          1,387
Treasury stock..............................................     (24,392)       (11,023)
Additional paid-in capital..................................     667,210        644,821
Cumulative other comprehensive loss -- unrealized gain
  (loss) on investments and foreign currency translation....      (6,292)        (9,957)
Retained earnings...........................................      59,580         34,878
                                                              ----------     ----------
          Total stockholders' equity........................     697,493        660,106
                                                              ----------     ----------
          Total liabilities, minority interest, and
            stockholders' equity............................  $1,545,404     $1,479,394
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

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  29,025    $  26,241
  Adjustments to reconcile net income to net cash provided
    from operating activities:
    Depreciation and amortization...........................     22,839       21,265
    Bad debt expense........................................      1,834          357
    Interest on convertible notes...........................      4,465        4,261
    Minority Interest.......................................     (1,123)          --
    Realized loss on marketable securities..................        125           --
    Deferred taxes..........................................     (5,763)          --
    Stock compensation charges..............................      1,566           --
    Gain on sale of Goto.com investment.....................    (28,551)          --
    Gain on sale of Network Associates KK investment........    (11,947)          --
    Changes in assets and liabilities:
      Accounts receivable...................................     11,964      (32,091)
      Prepaid expenses, taxes and other.....................    (23,972)       9,646
      Accounts payable and accrued liabilities..............     19,763       12,677
      Deferred revenue......................................      1,492       (3,660)
                                                              ---------    ---------
         Net cash provided by operating activities..........  $  21,717    $  38,696
                                                              ---------    ---------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (150,490)    (503,143)
  Sale of marketable securities.............................    156,227      405,858
  Proceeds from sale of Goto.com investment.................     36,750           --
  Proceeds from sale of Network Associates KK investment....     11,947           --
  Additions to fixed assets.................................    (10,792)      (6,323)
  Purchase by subsidiary net of cash acquired...............     (1,981)          --
                                                              ---------    ---------
         Net cash provided by (used in) investing
           activities.......................................  $  41,661    $(103,608)
                                                              ---------    ---------
Cash flows from financing activities:
  Repayment of notes payable................................       (103)        (170)
  Issuance of common stock under stock option and stock
    purchase plans..........................................      9,440       16,295
  Repurchase of common stock................................    (27,442)          --
  Exercise of warrants......................................         --          458
  Change in minority interest...............................      1,330           --
  Proceeds from sale of put options.........................      7,890           --
                                                              ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................  $  (8,885)   $  16,583
                                                              ---------    ---------
  Effect of exchange rate fluctuations......................     (1,965)      (9,728)
Net increase (decrease) in cash and cash equivalents........     52,528      (58,057)
Cash and cash equivalents at beginning of period............    316,784      418,899
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 369,312    $ 360,842
                                                              =========    =========
Non cash investing activities:
  Unrealized gain (loss) on investments.....................  $   5,630    $  (1,187)

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by Networks Associates, Inc., (the "Company") without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has three reportable segments consisting of computer security and management software ("Infrastructure"), consumer PC security and management software on the Internet ("McAfee.com"), and managed security and availability application services to business users on the Internet ("myCIO.com").

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements as of and for the year ended December 31, 1999, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

 2. SEGMENT REPORTING

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. In fiscal year 1998, the Company determined that it had a single reporting segment consisting of the development, sale, and support of computer security and management software. Since then, the Company established two of its subsidiaries, McAfee.com and myCIO.com, as separate business entities. As of March 31, 2000, the Company evaluated its product segments in accordance with SFAS 131 and concluded that its reportable segments are computer security and management software ("Infrastructure"), consumer PC security and management software on the Internet ("McAfee.com"), and managed security and availability application services to business users on the Internet ("myCIO.com").

     The Infrastructure segment is organized into two product suites: Net Tools Secure and Net Tools Manager. These product suites are marketed and sold through a direct sales force to distributors, retailers, and end users in the United States, Europe, Asia Pacific and Latin America.

     The McAfee.com segment is a one-stop destination for consumer PC security and management needs on the Internet. The McAfee.com website provides a suite of online products and services personalized for the user based on the user's PC configuration, attached peripherals and resident software.

     The myCIO.com segment is an infrastructure ASP targeted at business users. MyCIO delivers network security and availability services hosted on its servers to businesses on the Internet.

                           NETWORKS ASSOCIATES, INC.

     Summarized pre-tax financial information concerning the Company's reportable segments is provided as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Infrastructure:
  Net revenue.......................................  $  203,161    $  241,724
  Segment profit....................................      40,452        30,147
McAfee.com:
  Net revenue.......................................      10,258         3,468
  Segment loss......................................      (6,631)       (3,906)
myCIO.com:
  Net revenue.......................................       1,037            --
  Segment loss......................................      (4,796)           --

                                                      MARCH 31,     MARCH 31,
                                                         2000          1999
                                                      ----------    ----------
Infrastructure:
          Total Assets..............................  $1,438,651    $1,571,338
McAfee.com:
          Total Assets..............................     105,232        10,571
myCIO.com:
          Total Assets..............................       1,521            --

 3. STOCK OPTION REPRICING AND STOCK REPURCHASE PLAN

     On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company's common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.9 million shares at $11.063 were vested at March 31, 2000, however the new options cannot be exercised for a period of twelve months from the date the options were repriced, regardless of vesting status.

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $1.6 million was expensed in the three months ended March 31, 2000, and approximately $9.8 million will be expensed over the remaining vesting period through 2002.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result under the Interpretation, stock options repriced after December 15, 1998 will be subject to variable plan accounting treatment. As of July 1, 2000, this guidance will require the Company to remeasure compensation cost for outstanding repriced options each reporting period based on

                           NETWORKS ASSOCIATES, INC.

changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In May 1999, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock in the open market. Through March 31, 2000, the Company repurchased $1.6 million shares of its common stock for a total cash outlay of approximately $39.9 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements.

     On February 16, 2000, Network Associates sold "European style" put options for 1,000,000 shares of the Company's common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, which is February 16, 2001. The strike price for these put options is $30.00, and the Company received total proceeds of $7,890,000 from the sale.

 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133, as amended, is effective beginning in the first quarter of 2001.

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

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000.

                           NETWORKS ASSOCIATES, INC.

 5. NET INCOME PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share calculations is provided as follows (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Numerator -- Basic
Net income..................................................  $ 29,025    $ 26,241
                                                              ========    ========
Numerator -- Diluted
Net income..................................................  $ 29,025    $ 26,241
                                                              ========    ========
Denominator -- Basic
Basic weighted average common shares outstanding............   138,877     138,395
                                                              ========    ========
Denominator -- Diluted
Basic weighted average common shares outstanding............   138,877     138,395
                                                              ========    ========
Effect of dilutive securities:
  Common stock options......................................     5,495       4,212
Diluted weighted average shares.............................   144,372     142,607
                                                              ========    ========
Net income per share -- basic...............................  $   0.21    $   0.19
                                                              ========    ========
Net income per share -- diluted.............................  $   0.20    $   0.18
                                                              ========    ========

     At March 31, 2000 and 1999, 16.2 million and 23.7 million potential common shares, respectively, were excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive.

 6. SALE OF VENTURE INVESTMENTS

     On March 10, 1999, the Company acquired 597,062 preferred shares of Tesserae Information Systems, Inc. for approximately $10 million. During 1999, all shares of Tesserae were acquired by Cadabra, Inc. and, subsequently in January 2000, was acquired by Goto.com. As a result, the Company's Cadabra shares were converted into 554,093 preferred shares of Goto.com, and the Company received $1.2 million in cash. In February 2000, the Company sold the majority of its Goto.com shares for a net realized gain of approximately $28.6 million. At March 31, 2000, the Company still holds 109,093 Goto.com shares

 7. NETWORK ASSOCIATES KK

     Network Associates sells its product suites in Japan through our Japanese subsidiary, Network Associates KK. Network Associates KK negotiated an agreement with McAfee.com to act as its Japanese distributor. On February 4, 2000, we realized a gain of $11.9 million on the sale of less than five percent of our shares in Network Associates KK to strategic business partners in Japan.

 8. PURCHASE OF SIGNAL 9

     On February 15, 2000, Network Associates' subsidiary, McAfee.com, acquired all of the outstanding capital stock of Signal 9 Solutions Canada, Inc., a privately held provider of personal firewall software, for approximately $2.0 million in cash and 385,001 shares of McAfee.com Class A common stock. The total purchase price was approximately $18.0 million, including transaction costs. McAfee.com recorded the total purchase price as purchased technology and goodwill, and will be amortized on a straight-line basis over 3 years.

 9. LITIGATION

     From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, license, contract law, distribution arrangements, and employee arrangement matters.

                           NETWORKS ASSOCIATES, INC.

  Securities Cases

     Knisley v. Network Associates. On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 6, 1999. Twenty-five similar actions asserting virtually identical allegations have been filed by other plaintiffs. The Court has consolidated these cases and has appointed a lead plaintiff. Petitions to the Ninth Circuit to appoint a different lead plaintiff have been denied. An amended complaint was filed by the lead plaintiff asserting the same claims as above. The defendants' motion to dismiss must be filed on or before June 7, 2000.

     Dow Jones Investment Club v. Networks Associates. On May 12, 1999, a purported derivative action, captioned Dow Jones Investment Club v. Network Associates, Inc. et al., Civil Action No. CV-781854, was filed against nominal defendant Network Associates and certain of its officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges violations of Sections 25402 and 1507 of the California Corporations Code, breach of fiduciary duty, insider trading, gross negligence, and unjust enrichment. The complaint seeks unspecified damages. Two similar derivative actions have been filed by other plaintiffs in the Superior Court of California, County of Santa Clara, including Leighton v. Network Associates, Inc. et al., Civil Action No. CV-781947, and Katz v. Network Associates, Inc., et al., Civil Action No. CV-782194. The court ordered these three actions consolidated for pretrial and trial proceedings and deemed the complaint filed in the Leighton action the operative complaint. Defendants' demurrer to the operative complaint was sustained with leave to amend. A first amended complaint was filed by the plaintiffs. Network Associates and the individual defendants will demur to the First Amended Complaint. Discovery is ongoing.

     Gage v. Network Associates. A similar case, captioned Gage v. Network Associates, Inc., et al., Civil Action No. B C211552, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Sections 25400 et seq. of the California Corporations Code,
Section 17200 of the California Business and Professions Code, and breach of fiduciary duty. The parties stipulated to transfer the action to Santa Clara County Superior Court where it is now pending under Civil Action No. CV-785715. The complaint was dismissed without prejudice. Gage has filed an amended complaint asserting claims in his individual capacity, but has not yet renewed the assertion of any derivative claims. Defendants will file a demurrer to the amended complaint. Discovery is ongoing.

     Ong, et al. v. CyberMedia, et al. On September 14, 1998, CyberMedia and certain of its former officers and directors were named as defendants in a consolidated amended securities class action complaint filed in the United States District Court for the Central District of California. The consolidated amended complaint consolidated the following previously filed cases: Ong v. CyberMedia, Inc., et al., No. 98-1811 CBM (Ex), filed on March 12, 1998, St. John v. CyberMedia, Inc., et al., No. 98-2085 MRP (SHx), filed on March 24, 1998, Zier v. CyberMedia, Inc., et al., No. 98-2210 CM (MCx), filed on March 26, 1998, Liu v. CyberMedia, Inc., et al., No. 98-2617, filed on April 8, 1998, Kerr, et al. v. CyberMedia, Inc., et al., No. 98-3104 RJK (Anx), filed on April 23, 1998, and Barker v. CyberMedia, Inc., et al., No. SA CV98-401 AHS (ANx), filed on May 6, 1998. Plaintiffs filed a second consolidated amended complaint on March 8, 1999. It alleges that the defendants violated federal securities laws by artificially inflating the price of CyberMedia stock to the detriment of a purported class of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 12, 1998. CyberMedia and certain of its former officers and directors were also named as defendants in three securities class action lawsuits filed in the Superior Court of Los Angeles County. Such complaints have been ordered consolidated, although a consolidated amended complaint has not yet been filed. The consolidated complaints include: Brown v. CyberMedia, Inc., et al., No. B C187898, filed on March 19, 1998, Smith v. CyberMedia, Inc., et al. No. B C188527, filed on March 31, 1998, and Stockwell
v. CyberMedia, Inc., et al., No. B C189020, filed on April 8, 1998. The complaints allege that defendants violated California state securities laws and common law by artificially inflating the price of CyberMedia stock to the detriment of a purported class

                           NETWORKS ASSOCIATES, INC.

of investors who purchased or otherwise acquired CyberMedia stock between March 31, 1997 and March 13, 1998. Network Associates has reached an agreement with plaintiffs to settle the state and federal securities class actions. The settlement provides for a payment of $11.5 million plus interest from approximately May 6, 1999, $1.5 million (and interest on that amount) of which is to be paid by Network Associates and the remainder of which is to be paid by the Company's insurers. The parties memorialized the agreement in a Stipulation of Settlement lodged with the District Court on November 12, 1999. The Court preliminarily approved the settlement on December 15, 1999, and held a hearing on March 27, 2000 on the issue of final approval. Consummation of the settlement is contingent upon final judicial approval.

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

     The Court held a patent claim interpretation hearing on September 1, 1998. The Court issued a ruling on claim interpretation on or about December 29, 1998. In addition, Trend filed a supplemental complaint on October 5, 1998, adding the Gauntlet product to the products accused of infringing Trend's patent. At a case management conference held on October 2, 1998, the Court set a new trial date of November 8, 1999. The trial was postponed and is rescheduled for May 2000.

     In May 2000, Trend and Network Associates settled their outstanding litigation releasing their respective claims against the other based on past alleged infringements. In connection therewith, the parties agreed to cross-license their anti-virus patents.

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

10. SUBSEQUENT EVENTS

     In May 2000, Trend and Network Associates settled their outstanding litigation releasing their respective claims against the other based on past alleged infringements. In connection therewith, the parties agreed to cross-reference their anti-virus patents.

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

OVERVIEW

     We are a leading supplier of security and availability solutions for e-business. Our products focus on two important areas of e-business: network security and network management. In the network security and network management arenas, the majority of our revenue has historically been derived from our McAfee anti-virus product line and our Sniffer network fault and performance management product line, respectively. These two flagship product lines form the customer base and product base from which the balance of our product line has developed.

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

     - McAfee, which primarily markets the McAfee Active Virus Defense (AVD) product suite;

     - Sniffer Technologies, which primarily markets the Sniffer Total Network Visibility (TNV) product suite;

     - PGP Security, which primarily markets the PGP Total Security Defense
       (TSD) product suite; and

     - Magic Solutions, which primarily markets the Magic Total Support Desk
       (TSD) product suite.

     The four individual product suites form our single Net Tools mega suite and represent our infrastructure segment. The reorganization around our product groups is designed to allow us to, among other things, react faster to customers' changing needs and better specialize our sales force so they know our products and their markets in greater depth. In addition, although specialization between security (anti-virus and security product suites) and manageability (availability and service product suites) previously existed, with the reorganization we seek to better differentiate anti-virus from security and availability from service desk.

     For the three months ended March 31, 2000, our infrastructure segment accounted for approximately $203.2 million in net revenue and a profit of $40.5 million.

     In addition, to our product groups, we also have two subsidiaries that are applications service providers. McAfee.com, our publicly traded subsidiary, is a consumer applications service provider, or ASP, and myCIO, our wholly owned subsidiary, is a business applications service provider.

MCAFEE

     McAfee sells anti-virus products to corporate customers. The McAfee Active Virus Defense, or AVD, product suite incorporates the following products into a multi-tier virus defense system: VirusScan for desktop protection, NetShield for file server protection, GroupShield for groupware protection and WebShield for Internet gateway protection. McAfee also provides tools to manage and enforce corporate virus security policy, updates and reporting with ePolicy Orchestrator and Anti-Virus Informant. McAfee products are backed by our anti-virus research organization, McAfee AVERT (Anti-Virus Emergency Response Team), which protects McAfee customers against virus attacks that have become increasingly complex and frequent in recent years. The McAfee Active Virus Defense product suite consists of the VirusScan, the NetShield, the Group Shield, the E-Policy Orchestrator, the Anti-Virus Informant, the AutoUpdate, the Enterprise SecureCast, and the Management Edition. In addition to the Active Virus Defense product suite, McAfee's product lines also include WebShield and WebShield E-ppliance 100.

SNIFFER TECHNOLOGIES

     Sniffer Technologies sells network monitoring, analysis, reporting and capacity planning tools. The Sniffer Suite, is an integrated product that enables enterprises and service providers to maintain the availability and performance of their networks and applications. The Sniffer Suite consists of the Sniffer Portable Analysis Suite, the Sniffer Distributed Analysis Suite, the Sniffer Network Informant Suite and the Sniffer Pro for Packet over SONET. Sniffer Technologies also offers education and consulting services.

     Sniffer Technologies' products capture data, monitor network traffic and collect key network statistics for small networks as well as optimizing network and application performance and increasing network reliability by uncovering and analyzing network problems and recommending solutions to such problems, automatically and in real-time for mid-level and high-speed networks. In addition, Sniffer Technologies' products proactively monitor and diagnose network and application-level problems on complex, multi-segment networks from centralized locations as well as troubleshooting high-speed telecommunications and Internet service provider networks.

PGP SECURITY

     PGP Security sells security products to corporate customers. PGP Security's principal product suite, PGP Total Network Security (TNS) includes firewall, intrusion protection, encryption and virtual private network (VPN) security products. The TNS product line features Gauntlet for firewall and VPN, CyberCop for intrusion protection and PGP for encryption and VPN. The TNS product suite consists of the Gauntlet Firewall, the Gauntlet Active Firewall Suite, the CyberCop Scanner, the CyberCop Monitor, the CyberCop Sting, PGP Desktop, the PGP Policy Management Agent, the PGP VPN Client, the PGP VPN Suite, and the WebShield E-ppliance 300.

MAGIC SOLUTIONS

     Magic Solutions sells help desk, network management and other service tools. Magic Solutions' principal product suite, Magic Total Service Desk, or Magic TSD, provides proactive network management and help desk technology in one integrated service desk solution. The Magic TSD product suite consists of the Magic HelpDesk, the Self ServiceDesk, the Remote Desktop, and the Event Management. In addition to the Magic TSD product suite, Magic Solution also sells a Zero Administration Client Suite.

MYCIO.COM

     We launched our new wholly owned subsidiary, myCIO.com in January 2000. myCIO.com is an infrastructure ASP targeted at business users. myCIO.com delivers managed security and availability services hosted on its servers to businesses via the Internet. myCIO's products and services are designed to be simple and cost-effective as well as more rapidly deployable than if the customer were to internally install network security and availability applications. myCIO.com's hosted services are also designed to remove the burden and cost of managing the software, while seeking to ensure continuous protection against threats to a company's e-business infrastructure. myCIO's products and services include Virus Scan ASaP, CyberCop ASaP, and Firewall ASaP.

     For the three months ended March 31, 2000, on a segment basis, myCIO.com accounted for approximately $1.0 million in net revenue and a net loss of $4.8 million.

MCAFEE.COM

     Effective January 1, 1999, we contributed our consumer e-commerce business to our then wholly owned subsidiary, McAfee.com. In December 1999 McAfee.com completed its initial public offering in which it sold to the public approximately 7.2 million shares of its Class A common stock, entitled to one vote per share. As of March 31, 2000, we owned 36,000,000 shares of the McAfee.com Class B common stock, entitled to three votes per share and representing approximately 82% of McAfee.com's outstanding common stock and 93% of its total voting power.

     McAfee.com is an online provider of PC security and management products and services for consumers. Through the McAfee.com web site, consumers can secure, repair, update and upgrade their PCs online. The McAfee.com web site provides a suite of online products and services personalized for consumers based on their PC configurations, software and attached peripherals, such as scanners, printers and modems. McAfee.com began operations as one of the first consumer applications service providers hosting PC security and management software applications. The McAfee.com applications allow consumers to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs with current software patches and upgrades. The McAfee.com home page provides access to free product and service centers, such as the Shopping Center, and subscriber services, such as the McAfee Clinic. Subscribers to the McAfee Clinic service can access all of McAfee.com's online centers.

     For the three months ended March 31, 2000, on a segment basis McAfee.com accounted for approximately $10.3 million in net revenue and a net loss of $6.6 million.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items in our statements of operations for the three months ended March 31, 2000 and 1999.

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              2000      1999
                                                              -----     -----
Net revenue:
  Product...................................................  77.9%     73.7%
  Services & support........................................  22.1      26.3
                                                              ----      ----
          Total revenue.....................................   100       100
                                                              ----      ----
Cost of revenue:
  Product...................................................  11.1      11.0
  Services & support........................................   4.0       3.4
                                                              ----      ----
          Total cost of revenue.............................  15.0      14.4
                                                              ----      ----
Gross profit................................................  85.0      85.6
Operating expenses:
  Research and development..................................  19.2      14.3
  Marketing and sales.......................................  44.8      38.2
  General and administrative................................   9.6       8.9
Amortization of intangibles and stock compensation charge...   7.5       6.2
                                                              ----      ----
          Total operating expenses..........................  81.1      67.6
                                                              ----      ----
       Income from operations...............................   3.9      18.0
  Interest and other income and expense, net................   2.2       0.7
                                                              ----      ----
  Gain on sale of investments...............................  18.8        --
  Minority interest in consolidated subsidiaries............   0.5        --
                                                              ----      ----
       Income before provision for income taxes.............  25.4      18.7
Provision for income taxes..................................  11.9       8.0
                                                              ----      ----
       Net income...........................................  13.5%     10.7%
                                                              ====      ====

     Net Revenue. Net revenue decreased 13% to $214.5 million in the three months ended March 31, 2000 from $245.2 million in the three months ended March 31, 1999, including a $6.8 million increase in revenue from McAfee.com. The decrease in net revenue was a result of our decision in the second quarter of 1999 to further limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products.

     Product revenue decreased 8% to $167.0 million from $180.7 million in the three months ended March 31, 2000 and 1999, respectively. Services and support revenue include revenue from software support, maintenance contracts, education and consulting services, as well as those revenue from customer support and maintenance contracts, which are deferred and recognized over the related service period. Service revenue decreased 26% to $47.5 million from $64.5 million in the three months ended March 31, 2000 and 1999, respectively. The decrease in product and services and support revenue was due to our decision since the second quarter of 1999 to continue to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products.

     Our rate of growth has slowed in recent periods due to increased price competition, a maturing anti-virus market and an increasingly higher base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders as well as expanding our customer base. If our renewal rate or our pace of new customers slows, our net revenues and operating results would be adversely affected.*

---------------

    *This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the risk factor on pae 19 for discussion of certain factors that could affect future performance.

     International revenue accounted for approximately 39% and 43% of net revenue for the three months ended March 31, 2000 and 1999, respectively. We expect that international revenue will continue to account for a significant percentage of net revenue.* We also expect that a significant portion of such international revenue will be denominated in local currencies.* To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international license revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

     Cost of Net Revenue. Cost of net revenue decreased 9% to $32.2 million from $35.2 million in the three months ended March 31, 2000 and 1999, respectively. The decrease in cost of net revenue was primarily due to the decrease in net revenue.

     Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and with respect to certain Sniffer products, computer platforms and other hardware components. Cost of product revenue decreased 12% to $23.7 million from $27.1 million in the three months ended March 31, 2000 and 1999, respectively. The decrease in cost of product revenue was primarily due to a corresponding decrease in product revenue.

     Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. Cost of services and support revenue increased 4% to $8.5 million from $8.2 million in the three months ended March 31, 2000 and 1999, respectively. The increase in cost of services and support revenue was primarily due to increased technical support staff.

     Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Research and development expenses increased 17% to $41.2 million from $35.1 million in the three months ended March 31, 2000 and 1999, respectively. Research and development expenses increased due to the increase in staffing, quality assurance programs and equipment expense to support growth in our product and service offerings. We anticipate that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

     We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses increased 3% to $96.0 million from $93.7 million in the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to hiring and training of our sales force, advertising as well as a significant investment in marketing and promotions by McAfee.com to build strategic relationships with a variety of Internet companies. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

---------------

    *This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the risk factor on page 19 for discussion of certain factors that could affect future performance.

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative expenses decreased 6% to $20.5 million from $21.8 million in the three months ended March 31, 2000 and 1999, respectively, due to continued development of our E-commerce business systems and expansion of our IT infrastructure, which were offset by a decrease in general operating costs.

     Amortization of Intangibles and Stock Compensation Charges. We expensed $16.0 million and $15.1 million of amortization related to intangibles and stock compensation charges in the three months ended March 31, 2000 and 1999, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. Stock compensation charges relate to the repricing of employee stock options. In the future, we expect to incur significant stock based compensation charges related to repriced employee stock options.

     Interest and Other Income and Expense, net. Interest and other income and expense increased to $4.6 million from $1.6 million in the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to an increase in interest income as a result of higher cash balances.

     Gain on Sale of Investments. In the three months ended March 31, 2000, the Company recognized a total gain of $40.4 million on the sale of our venture and strategic investments.

     Minority Interest in Consolidated Subsidiaries. In the three months ended March 31, 2000, minority interest from consolidated subsidiaries was $1.1 million.

     Provision for Income Taxes. Our provision for income taxes of $25.6 million for the three months ended March 31, 2000 and $19.6 million for the three months ended March 31, 1999 primarily relates to federal income tax on capital gains from the sale of investments and to income taxes currently payable in foreign jurisdictions.

  Liquidity and Capital Resources

     At March 31, 2000, we had $369.3 million in cash and cash equivalents and $461.2 million in marketable securities, for a combined total of $830.5 million.

     Net cash provided by operating activities was $21.7 million and $38.7 million in the three months ended March 31, 2000 and 1999, respectively. Net cash provided by operating activities in the three months ended March 31, 2000, consisted primarily of net income before depreciation and amortization, bad debt expense, stock compensation charge, interest on the Debentures, gain on sale of venture and strategic investments, and deferred taxes. In addition net cash provided by operating activities in the three months ended March 31, 2000, consisted primarily of an decrease in accounts receivable, an increase in accounts payable, accrued liabilities and deferred revenue which was offset by an increase in prepaid expenses, taxes and other assets. Net cash provided by operating activities in the three months ended March 31, 1999, consisted primarily of net income before depreciation and amortization, plus an increase in accounts payable and a decrease in prepaid expenses, income taxes and other current assets, which were partially offset by an increase in accounts receivable.

     Our accounts receivable balance as a percentage of quarterly net revenue decreased from December 31, 1999. Our accounts receivable balance as a percentage of sales may in the future increase due to our increased emphasis on server/enterprise based sales. In addition, indirect sales through VARs, distributors and system integrators and expanding international sales, which typically have longer payment terms, may cause our accounts receivable balance as a percentage of sales to increase in the future. To address this increase in accounts receivable and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables and sell receivables. To the extent that our accounts receivable balance increases, we will be subject to greater general credit risks with respect thereto.*

     Net cash provided by investing activities was $41.7 million in the three months ended March 31, 2000, primarily reflecting sales of marketable securities, and proceeds from sales of venture and strategic investments offset by additions in fixed assets. On our venture and strategic investments, we obtained proceeds of $36.8 million and $11.9 million on the sale of Goto.com shares and the sale of less than 5% of the shares in our Japanese subsidiary, Network Associates, KK, respectively. Net cash used in investing activities was $103.6 million in the three months ended March 31, 1999 consisting primarily of the purchase of marketable securities and additions to fixed assets.

     Net cash used in financing activities was $8.9 million in the three months ended March 31, 2000, consisting primarily of the proceeds associated with the exercise of non qualified stock options and sale of put options, which was offset by repurchase of our common stock. Net cash provided by financing activities was $16.6 million in the three months ended March 31, 1999, consisting primarily of the proceeds associated with the exercise of non qualified stock options.

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

  Financial Risk Management

     As a result of the continued expansion of our business in Europe, we expect to see an increase over time in exposures related to nonfunctional currency denominated sales in several European currencies.* Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and we do not generally hedge anticipated foreign currency cash flows. The hedging activity we have undertaken is intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. The success of this activity depends upon forecasts of transaction activity denominated in various currencies, primarily the US dollar, British pound, Canadian dollar, Australian dollar, Dutch Guilder and Euro. To the extent that these forecasts are over or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

---------------

    *This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the risk factor on page 19 for discussion of certain factors that could affect future performance.

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

WE FACE RISKS RELATED TO THE DIVISION OF OUR BUSINESS INTO PRODUCT GROUPS

     On January 1, 2000, we divided our business into four product groups:
McAfee, which markets the McAfee Active Virus Defense (AVD) product suite; Sniffer Technologies, which markets the Sniffer Total Network Visibility (TNV) product suite; PGP Security, which markets the PGP Total Security Defense

(TSD) product suite; and Magic Solutions, which markets the Magic Total Support Desk (TSD) product suite. These four individual product suites form our single Net Tools mega-suite. This reorganization, along with a related product group sales force reorganization, is intended to allow us to react faster to customer's needs and to focus each product group's sales force on selling their respective product suite and the individual point products contained in those product suites. As part of this reorganization, we also reorganized our U.S. professional services organization around our product groups. Our customers and potential customers, sales force and professional services organization may not respond favorably to the change and our business and future financial performance could suffer. This reorganization may be unsuccessful due to, among other things:

     - uncertainty and customer dissatisfaction surrounding our shift in focus from our "Net Tools" mega-suite strategy to our product group's strategy, including uncertainty as to our continued level of support for the Net Tools mega-suite and continued integration of our various product suites;

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

OUR STOCK PRICE HAS BEEN VOLATILE AND IS LIKELY TO REMAIN VOLATILE

     During the first quarter of 2000, our stock price ranged from a per-share high of $36.69 to a low of $23.31. Announcements, litigation developments, and our ability to meet the expectations of brokerage firms, industry analysts or investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with public traded securities. A number of putative class actions were brought against our officers, directors and us. See Note 9, Notes to the Condensed Consolidated Financial Statements. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

WE EXPECT SIGNIFICANT STOCK BASED COMPENSATION CHARGES RELATED TO REPRICED
OPTIONS

     In light of the decline in our stock price at the time and in an effort to retain our employee base, in April 1999, we offered to reprice options held by all employees, other than directors and executive officers. If the employee agreed not to exercise any of the repriced options for a period of twelve months, the exercise price of their eligible employee options with an exercise price in excess of $11.0625 was reduced to $11.0625, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, we have and will continue to incur a stock-based compensation charge. The total compensation charge expensed in the three months ended March 31, 2000 was approximately $1.6 million, and approximately $9.8 million will be expensed over the remaining vesting period of the repriced options.

     On March 31, 1999, the FASB issued an exposure draft of its Proposed Interpretation, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" (the "Proposed Interpretation"). Under the Proposed Interpretation, stock options repriced after December 15, 1998 will be subject to variable plan accounting treatment. If adopted, this proposed guidance will require us to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock after the date of adoption. The FASB currently expects to approve the interpretation in the second quarter of year 2000. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

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

WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE TRANSACTIONS

     The software industry has experienced, and is expected to continue to experience, a significant amount of consolidation. As part of our growth strategy, we may buy or make investments in complementary companies, products and technologies. Since 1995 we have completed a large number of significant acquisitions involving both public and private companies, including:

     - CyberMedia in September 1998;

     - Dr Solomon's in August 1998;

     - Secure Networks in May 1998;

     - Magic Solutions and TIS in April 1998;

     - Network General, PGP and Helix Software in December 1997;

     - Cinco Networks in August 1997 (acquired by Network General);

     - Vycor Corporation in February 1996; and

     - Saber Software in August 1995.

     We have also completed a number of smaller acquisitions and acquired a number of our international distributors. Recently, we began making venture and strategic minority investments in complementary pre-public companies with complementary products, services and technologies. During the quarter, we made minority venture investments totaling $4.6 million. Since inception we have made investments totaling $20.4 million and $16.7 million as of March 31, 2000 and the minority venture investments we continue to hold totaled $16.7 million valued at cost. We are currently investigating acquisitions of other strategic minority venture investments.

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

OUR HARDWARE BASED PRODUCTS FACE MANUFACTURING, SUPPLY, INVENTORY, LICENSING AND OBSOLESCENCE RISKS

     Some of our Sniffer products and E-ppliance products include in addition to our software a hardware platform as well as software licensed from other companies. Third party manufacturers do the manufacturing of these products under contract for us. Reliance on third party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. In the event that any third party manufacturers cannot or will not continue to manufacture our products in required volumes, on a cost effective basis, in a timely manner or at all, we will have to secure additional manufacturing capacity. Even if such additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could create delay in product shipments.

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

     Hardware based products may face greater obsolescence risks than software products. If our hardware products are not easily upgradable to meet to future market needs, they may become obsolete. In addition to lost future sales, we could incur losses or other charges in disposing of obsolete inventory, both of which could also materially adversely affect our results of operations.

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

     - business reluctance to change their software purchasing behavior in favor of services hosted on the myCIO.com or third-party servers; and

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

WE FACE RISKS RELATED TO OUR MCAFEE.COM STRATEGY

     In December 1998, we incorporated McAfee.com as our Internet destination dedicated to updating, upgrading and managing PCs over the Internet for single use retail non-corporate, consumers. We have entered into various inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements with McAfee.com. On December 2, 1999, McAfee.com completed an initial public offering. At March 31, 2000, we owned
36.0 million shares of McAfee.com's Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. McAfee.com Class A common stock is entitled to one vote per share. At March 31, 2000, our McAfee.com holdings represented approximately 82% of McAfee.com's outstanding capital stock and approximately 93% of its total voting power.

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

     - we are required to indemnify McAfee.com with respect to existing litigation related to the licensed technology to which we are a party, including the litigation described in Note 9 of the Notes to the Condensed Consolidated Financial Statements;

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

     - provide upgrades and updates to users frequently and at low cost; and

     - remain compatible with popular operating systems such as Windows 98, Windows 2000, Windows NT and NetWare.

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

     Our long-term success depends on our ability to upgrade and update existing product offerings, modify and enhance acquired products and introduce new products, which meet our customers' needs. Future upgrades and updates may include additional functionality, respond to user problems or address compatibility problems with changing operating systems and environments. We believe that our ability to provide these upgrades and updates frequently and at low costs is key to our success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently to avoid obsolescence. Failure to release upgrades and updates could have a material adverse effect on our business, results of operations and financial condition. We may not be successful in these efforts. In addition, future changes in Windows 98, Windows 2000, Windows NT, NetWare or other popular operating systems could cause compatibility problems with our products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of these future versions would delay or reduce demand for our future products which were designed to operate with these future operating systems. Our failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on our business, results of operation and financial condition.

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

WE ARE SUBJECT TO INTENSE COMPETITION IN THE NETWORK MANAGEMENT AND SECURITY MARKETS AND WE EXPECT TO FACE INCREASED COMPETITION IN THE FUTURE

     The markets for our products are intensely competitive we expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include:

     - performance;

     - functionality;

     - quality;

     - customer support;

     - breadth of product line;

     - frequency of upgrades and updates;

     - integration of products;

     - manageability of products;

     - brand name recognition;

     - reputation; and

     - price.

     We may be unable to compete effectively against existing and potential competitors. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating the market with their network security and management products. As is the case in many segments of the software industry, we have been encountering, and we expect to further encounter, increasing competition. This increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in price reductions but also in a decline in sales volume, could cause our business to suffer. In addition, competitive pressures may make it difficult for us to maintain or exceed our growth rate.

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

     There has been substantial litigation regarding the intellectual property rights of technology companies. The increased issuance of software patents in recent years has led to and is likely to continue to lead to increased patent and intellectual property litigation in the software industry. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including separate patent infringement cases involving Hilgraeve and Trend Micro. See Note 9, Notes to the Condensed Consolidated Financial Statements. Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

     - result in the loss of our proprietary rights;

     - subject us to significant liabilities;

     - require us to seek licenses from third parties; or

     - prevent us from manufacturing or selling our products.

     We may also be subject to litigations in connection with our advertising and marketing programs. The litigation process is subject to inherent uncertainties and we may not prevail in these matters, or we may be unable to obtain licenses with respect to any patents or other intellectual property rights that may be held valid or infringed upon by our products or us. Uncertainties inherent in the litigation process involve, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to us.

     In addition, as we may acquire a portion of software included in our products from third parties, our exposure to infringement actions may increase because we must rely upon such third parties as to the origin and ownership of any software being acquired. Similarly, exposure to infringement claims will increase to the extent that we employ or hire additional software engineers previously employed by competitors, notwithstanding measures taken by these competitors to protect their intellectual property. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights that we own. We may also be subject to litigation to defend against claimed infringement of the rights of others or determine the scope and validity of the proprietary rights of others. This litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on our business, results of operations and financial condition.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS AND OTHER INHERENT RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES

     For the three months ended March 31, 2000 and for 1999 net revenue from international sales represented approximately 39% and 43%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

COMPUTER "HACKERS" MAY DAMAGE OUR PRODUCTS AND SERVICES

     Given our high profile in the security software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products. While to date these efforts have been discovered quickly and their adverse impact has been limited, similar viruses or efforts may be created or replicated in the future. In this event, users' computer systems could be damaged and demand for our software products may suffer as a result. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses. Given our increased use of the Internet to deliver products and services, any successful sabotage or other attack on our websites, including the McAfee.com and myCIO.com web sites, could disrupt our ability to provide products and services to customers. A successful sabotage of one of our or our affiliates' web based businesses could result in reduced demand for our or our affiliates' web based products and services and have a material adverse affect on our business and our results of operation. Recently a number of websites have been subject to denial of service attacks where a web site is bombarded with information requests eventually causing the website to overload, which causes a delay or disruption of service.

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

OUR MANAGEMENT AND TECHNICAL PERSONNEL ARE CRITICAL TO OUR BUSINESS; THESE INDIVIDUALS MAY NOT REMAIN WITH US IN THE FUTURE

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

YEAR 2000 ISSUES COULD NEGATIVELY AFFECT OUR BUSINESS

     To date we have not experienced any material problems attributable to the year 2000 problem with respect to our software products and internal systems, however, our current products could potentially contain undetected errors or defects associated with year 2000 date functions that may result in material costs or liabilities to us in the future. Moreover, our software directly and indirectly interacts with a large number of third party hardware and software systems, each of which may contain or introduce undetected errors or defects. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material year 2000 related failure. Any year 2000 defect in our products or the software and hardware systems with which our products operate, as well as any year 2000 errors caused by older non-current products that were not upgraded by our customers, could expose us to litigation that could require us to incur significant costs in defending the litigation or expose us to the risk of significant damages.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Consolidated Financial Statements included herein on page 9 of this Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

     (b) No reports on Form 8-K were filed during the quarter.

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

Date: May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT                                                                  PAGE
NUMBER                           EXHIBIT TITLE                          NUMBER
-------                          -------------                          ------
  2.1     Agreement and Plan of Reorganization, dated October 13,
          1997, among McAfee Associates, Inc., Mystery Acquisition
          Corp. and Network General Corporation, as amended by the
          First Amendment dated as of October 22, 1997.(1)............
  2.2     Combination Agreement dated August 16, 1996 among the
          Registrant, FSA Combination Corp., FSA Corporation and
          Daniel Freedman.(2).........................................
  2.3     Stock Exchange Agreement dated January 13, 1996 among the
          Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and
          the shareholders of Jade.(3)................................
  2.4     Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
          Acquisition Corp.(4)........................................
  2.5     Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5).....
  2.6     Agreement and Plan of Reorganization dated February 22,
          1998, between the Registrant, TIS and Thor Acquisition
          Corp.(6)....................................................
  2.7     Agreement and Plan of Reorganization by and among the
          Registrant, Magic Solutions International, Inc., Merlin
          Acquisition Corp. and Igal Lichtman, Amendment Agreement by
          and among the Registrant, Magic Solutions International,
          Inc., Merlin Acquisition Corp., and Igal Lichtman dated
          March 24, 1998. Second Amendment Agreement by and among the
          Registrant, Magic Solutions International, Inc., Merlin
          Acquisition Corp., and Igal Lichtman dated April 1,
          1998.(7)....................................................
  2.8     Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce
          Cook.(8)....................................................
  2.9     Share Purchase Agreement, dated as of March 30, 1998, among
          FSA Combination Corp., and Irina Karlsson and Jarmo
          Rouvinen.(8)................................................
  2.10    Stock Purchase Agreement, dated as of May 8, 1998, among FSA
          Combination Corp., and Secure Networks, Inc.(8).............
  2.11    Transaction Agreement, dated June 9, 1998, by and between
          the Registrant and Dr. Solomon's Group Plc.(21).............
  2.12    Agreement and Plan of Merger, dated July 28, 1998, by and
          between the Registrant and CyberMedia, Inc.(22).............
  3.1     Second Restated Certificate of Incorporation of Networks
          Associates, Inc., as amended on December 1, 1997.(6)........
  3.2     Restated Bylaws of Networks Associates, Inc.(6).............
  3.3     Certificate of Designation of Series A Preferred Stock of
          Networks Associates, Inc.(9)................................
  3.4     Certificate of Designation of Series B Participating
          Preferred Stock of the Registrant.(23)......................
  4.2     Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)......................
  4.5     Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)..........
  4.6     Registration Rights Agreement, dated as of February 13,
          1998, by and between the Registrant and Morgan Stanley & Co.
          Incorporated.(10)...........................................
  4.7     Indenture dated as of February 13, 1998 between the
          Registrant and State Street Bank and Trust Company of
          California, N.A., as Trustee.(10)...........................
  4.10    Registration Rights Agreement dated May 8, 1998, by and
          between the Registrant and the stockholders of Secure
          Networks, Inc.(8)...........................................

EXHIBIT                                                                  PAGE
NUMBER                           EXHIBIT TITLE                          NUMBER
-------                          -------------                          ------
  4.11    Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB
          Consulenza Software di Base S.r.l. ("CSB").(11).............
  4.12    Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware
          Seguridad Informatica S.A.(11)..............................
  4.13    Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA
          Information Security Holding AB(24).........................
 10.1     Standard Business Lease (Net) for Network General's
          principal facility dated June 19, 1991, between Network
          General and Menlo Oaks Partners, L.P.(12)...................
 10.2     First Amendment to Lease dated June 10, 1992, between
          Network General and Menlo Parks Partners, L.P.(12)..........
 10.3     Standard Business Lease (Net) for Network General's
          principal facility dated March 11, 1992, between Network
          General and Menlo Oaks Partners L.P.(13)....................
 10.4     First Amendment to Lease dated June 18, 1992, between
          Network General and Menlo Oaks Partners, L.P.(12)...........
 10.5     Lease dated March 31, 1992, between Network General and
          Equitable Life Assurance Society of the United
          States.(12).................................................
 10.6     Second Amendment to Lease dated February 1, 1995, between
          Network General and Menlo Oaks Partners, L.P.(13)...........
 10.7     Third amendment to Lease dated February 1, 1995 between
          Network General and Menlo Oaks Partners L.P.(13)............
 10.8     Fourth Amendment to Lease dated May 31, 1995, between
          Network General and Menlo Oaks Partners, L.P.(14)...........
 10.9     Fifth Amendment to Lease dated June 13, 1995, between
          Network General and Menlo Oaks Partners, L.P.(14)...........
 10.10    Lease dated July 3, 1996 between Network General and
          Campbell Avenue Associates.(15).............................
 10.11    Sixth Amendment to Lease dated November 29, 1996, between
          Network General and Menlo Oaks Partners, L.P.(15)...........
 10.12    Sublease Agreement for facility at 2805 Bowers Avenue, Santa
          Clara, California, dated as of February 20, 1997, by and
          between McAfee Associates, Inc. and National Semiconductor
          Corporation.(16)............................................
 10.13    Lease Agreement dated November 17, 1997 for facility at 3965
          Freedom Circle, Santa Clara, California by and between
          Informix Corporation and McAfee Associates, Inc.(4).........
 10.14    Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank,
          F.S.B., Informix Corporation and Networks Associates,
          Inc.(4).....................................................
 10.15    Subordination, Nondisturbance and Attornment Agreement dated
          December 18, 1997, between Guaranty Federal Bank, F.S.B.,
          Networks Associates, Inc. and Birk S. McCandless, LLC.(4)...
 10.16    Lease dated November 22, 1996 by and between Birk S.
          McCandless, LLC and Informix Corporation for facility at
          3965 Freedom Circle, Santa Clara, California.(4)............
 10.17    Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
          Compusul-Consultoria E Comercio De Informatica Ltda., and
          the stockholders of Compusul-Consultoria E Comercio De
          Informatica Ltda.(17).......................................
 10.18*   1997 Stock Incentive Plan.(17)..............................
 10.19*   Stock Option Plan for Outside Directors(18).................

EXHIBIT                                                                  PAGE
NUMBER                           EXHIBIT TITLE                          NUMBER
-------                          -------------                          ------
 10.20*   2000 Nonstatutory Stock Option Plan(27).....................
 10.21*   Change in control agreement between the Company and Peter
          Watkins dated May 11, 1999(25)..............................
 10.22*   Change in control agreement between the Company and William
          L. Larson dated May 11, 1999(25)............................
 10.23*   Change in control agreement between the Company and Prabhat
          K. Goyal dated May 11, 1999(25).............................
 10.24*   Change in control agreement between the Company and Zachary
          Nelson, dated May 11, 1999(25)..............................
 10.25    Corporate Management Services Agreement between the
          Registrant and McAfee.com Corporation, dated as of January
          1, 1999(26).................................................
 10.26    Technology Cross License Agreement between the Registrant
          and McAfee.com Corporation dated as of January 1,
          1999(26)....................................................
 10.27    Registration Rights Agreement between the Registrant and
          McAfee.com Corporation, dated as of January 1, 1999(26).....
 10.28    Asset Contribution and Receivables Settlement Agreement
          between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)......................................
 10.29    Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
          1999(26)....................................................
 10.30    Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999(26).............................
 10.31    Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
          1999(26)....................................................
 10.32    Joint Cooperation and Master Services Agreement between the
          Registrant and McAfee.com Corporation, dated as of January
          1, 1999(26).................................................
 21.1     Subsidiaries of Network Associates, Inc.(27)................
 23.1     Consent of PricewaterhouseCoopers LLP.......................
 27.1     Financial Data Schedule.....................................

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

(27) Incorporated by reference from the registrants' report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2000.

  * Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.