Form 10-Q
period 2000-06-30
NETWORKS ASSOCIATES INC/
filed 2000-08-14
CIK 890801

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 YES [X] NO [ ]

   137,766,494 shares of the registrant's common stock, $0.01 par value, were outstanding as of June 30, 2000.

                        THIS DOCUMENT CONTAINS 42 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 36.

================================================================================

                            NETWORKS ASSOCIATES, INC.

                            FORM 10-Q, JUNE 30, 2000

                                ----------------

                                    CONTENTS

ITEM NUMBER                                                                     PAGE

                       PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Operations and
            Comprehensive Income:
               Three and six months ended June 30, 2000 and 1999 .......          3
            Condensed Consolidated Balance Sheets:
               June 30, 2000 and December 31, 1999 .....................          4
            Condensed Consolidated Statements of Cash Flows:
               Six months ended June 30, 2000 and 1999 .................          5
            Notes to Condensed Consolidated Financial Statements .......          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .........................................         11

                         PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ..............................................         34

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............         34

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...............................         34

SIGNATURES .............................................................         35
EXHIBIT INDEX ..........................................................         36

                            NETWORKS ASSOCIATES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                        ----------------------------         -----------------------------
                                                          2000                1999              2000               1999
                                                        ---------          ---------          ---------          ---------
Net revenue:
   Product ....................................         $ 177,902          $ (26,494)         $ 344,891          $ 154,210
   Services and support .......................            55,770             51,690            103,237            116,178
                                                        ---------          ---------          ---------          ---------
          Total revenue .......................           233,672             25,196            448,128            270,388
                                                        ---------          ---------          ---------          ---------
Cost of revenue:
   Product ....................................            29,265             13,369             53,003             40,419
   Services and support .......................             8,810             10,185             17,315             18,377
                                                        ---------          ---------          ---------          ---------
          Total cost of revenue ...............            38,075             23,554             70,318             58,796
                                                        ---------          ---------          ---------          ---------
 Gross profit .................................           195,597              1,642            377,810            211,592

Operating expenses:
  Research and development ....................            42,491             35,781             83,712             70,912
  Marketing and sales .........................            99,033             90,730            195,078            184,411
  General and administrative ..................            21,635             54,238             42,119             76,008
  Amortization of intangibles and stock
    compensation  charge ......................            16,291             22,055             32,287             37,194
  Acquisition and related charges .............                --             (8,359)                --             (8,359)
                                                        ---------          ---------          ---------          ---------
          Total operating expenses ............           179,450            194,445            353,196            360,166
                                                        ---------          ---------          ---------          ---------
          Income (loss) from operations .......            16,147           (192,803)            24,614           (148,574)
  Interest and other income and expense, net ..             5,967              1,898             10,569              3,472
                                                        ---------          ---------          ---------          ---------
  Gain on sale of investments, net ............                --                 --             40,373                 --
  Minority interest in consolidated
     subsidiaries .............................             1,213                 --              2,336                 --

Income (loss) before provision for income
     taxes ....................................            23,327           (190,905)            77,892           (145,102)
Provision for income taxes ....................            11,928              4,880             37,468             24,441
                                                        ---------          ---------          ---------          ---------
          Net income (loss) ...................         $  11,399          $(195,785)         $  40,424          $(169,543)
                                                        =========          =========          =========          =========
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net ....         $  (2,180)         $  (2,122)         $   3,450          $  (3,309)
Foreign currency translation loss .............            (5,370)              (766)            (7,335)            (7,388)
                                                        ---------          ---------          ---------          ---------
Comprehensive income (loss) ...................         $   3,849          $(198,673)         $  36,539          $(180,240)
                                                        ---------          ---------          ---------          ---------

Net income (loss) per share -- basic ..........         $    0.08          $   (1.41)         $    0.29          $   (1.22)
                                                        =========          =========          =========          =========
Shares used in per share calculation -- basic .           138,072            138,478            138,475            138,437
                                                        =========          =========          =========          =========

Net income (loss) per share -- diluted ........         $    0.08          $   (1.41)         $    0.28          $   (1.22)
                                                        =========          =========          =========          =========
Shares used in per share calculation -- diluted           142,238            138,478            143,272            138,437
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

                            NETWORKS ASSOCIATES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                               JUNE 30,            DECEMBER 31,
                                                                                 2000                  1999
                                                                              -----------          -----------
Current assets:
  Cash and cash equivalents .........................................         $   324,163          $   316,784
  Short term marketable securities ..................................              86,726               72,135
  Accounts receivable, net of allowances for doubtful
  accounts of $8,312 at June 30, 2000 and $16,249 at
  December 31, 1999 .................................................             176,185              174,646
  Prepaid expenses, income taxes and other current
     assets .........................................................              51,385               33,038
  Deferred taxes ....................................................              74,264               79,186
                                                                              -----------          -----------
          Total current assets ......................................             712,723              675,789
Long term marketable securities .....................................             390,036              397,447
Fixed assets, net ...................................................              61,719               45,392
Deferred taxes ......................................................             111,314               93,904
Intangibles and other assets ........................................             285,751              266,862
                                                                              -----------          -----------
          Total assets ..............................................         $ 1,561,543          $ 1,479,394
                                                                              ===========          ===========

              LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................         $    35,715          $    13,723
  Accrued liabilities ...............................................             263,769              253,062
  Deferred revenue ..................................................             129,964              123,236
  Long term debt, current portion ...................................                  --                  103
                                                                              -----------          -----------
          Total current liabilities .................................             429,448              390,124
  Deferred taxes ....................................................               9,272               10,575
  Deferred revenue, less current portion ............................              40,989               30,005
  Long term debt and other liabilities ..............................             388,278              379,267
                                                                              -----------          -----------
          Total liabilities .........................................             867,987              809,971
                                                                              -----------          -----------
  Minority Interest .................................................              12,054                9,317
                                                                              -----------          -----------


Common stock, $.01 par value; authorized:
300,000,000 shares; issued: 140,360,174 shares at
June 30, 2000 and 139,419,528 shares at December 31,
1999; outstanding: 137,766,494 shares at June 30, 2000
and 138,734,527 shares at December 31, 1999 .........................               1,387                1,387
Treasury stock ......................................................             (36,620)             (11,023)
Additional  paid-in capital .........................................             677,234              644,821
Cumulative other comprehensive loss - unrealized gain
(loss) on investments and foreign currency translation ..............             (13,842)              (9,957)
Retained earnings ...................................................              53,343               34,878
                                                                              -----------          -----------
          Total stockholders' equity ................................             681,502              660,106
                                                                              -----------          -----------
          Total liabilities, minority interest, and
               stockholders' equity .................................         $ 1,561,543          $ 1,479,394
                                                                              -----------          -----------



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NETWORKS ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                        --------------------------------
                                                                            2000                1999
                                                                        -----------          -----------
Cash flows from operating activities:
Net income (loss) .............................................         $    40,424          $  (169,543)
Adjustments to reconcile net income (loss) to net cash provided
(used) from operating activities:
     Depreciation and amortization ............................              44,031               41,792
     Bad debt expense .........................................               2,702               36,533
     Interest on convertible notes ............................               8,983                8,572
     Minority Interest ........................................              (2,336)                  --
     Deferred taxes ...........................................             (13,791)             (15,503)
     Stock compensation charges ...............................               2,925                8,175
     Gain on sale of Goto.com investment ......................             (28,551)                  --
     Gain on sale of Network Associates KK investment .........             (11,947)                  --
     Changes in assets and liabilities:
       Accounts receivable ....................................              (3,974)              24,857
       Prepaid expenses, taxes and other ......................             (28,139)              10,007
       Accounts payable and accrued liabilities ...............              31,680               (8,576)
       Deferred revenue .......................................              17,712              (46,807)
                                                                        -----------          -----------

           Net cash provided by (used in) operating
             activities .......................................              59,719             (110,493)
                                                                        -----------          -----------
Cash flows from investing activities:
  Purchase of investments .....................................          (1,176,585)            (882,384)
  Sale of marketable securities ...............................           1,164,656              752,122
  Purchase of other investments ...............................             (17,650)                  --
  Additions to fixed assets ...................................             (29,466)             (14,022)
  Proceeds from sale of Goto.com investment ...................              36,750                   --
  Proceeds from sale of Network Associates KK investment ......              11,947                   --
  Other .......................................................              (1,959)                  --
                                                                        -----------          -----------
          Net cash used in investing activities ...............             (12,307)            (144,284)
                                                                        -----------          -----------
Cash flows from financing activities:
  Repayment of notes payable ..................................                (103)                (170)
 Issuance of common stock under stock option and
   stock purchase plans .......................................              14,768               21,212
  Repurchase of common stock ..................................             (62,859)                  --
  Exercise of warrants ........................................                  --                  459
  Change in minority interest .................................               1,606                   --
  Proceeds from sale of put options ...........................              13,890                   --
                                                                        -----------          -----------
          Net cash provided by (used in) financing
            activities ........................................             (32,698)              21,501
                                                                        -----------          -----------
  Effect of exchange rate fluctuations ........................              (7,335)              (7,386)
Net increase (decrease) in cash and cash equivalents ..........               7,379             (240,662)
Cash and cash equivalents at beginning of period ..............             316,784              418,899
                                                                        -----------          -----------
Cash and cash equivalents at end of period ....................         $   324,163          $   178,237
                                                                        ===========          ===========

Non cash investing activities:
   Unrealized gain (loss) on investments ......................               3,450               (3,309)



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The unaudited, consolidated, financial statements have been prepared by the Networks Associates, Inc. (the "Company") without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has three reportable segments consisting of computer security and management software ("Infrastructure"), consumer PC security and management software on the Internet ("McAfee.com"), and managed security and availability application services to business users on the Internet ("myCIO.com").

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements as of and for the year ended December 31, 1999, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  SEGMENT REPORTING

        The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Through fiscal year 1999, the Company determined that it had a single reporting segment consisting of the development, sale, and support of computer security and management software. Since then, the Company established two of its subsidiaries, McAfee.com and myCIO.com, as separate business entities. As of June 30, 2000, the Company evaluated its product segments in accordance with SFAS 131 and concluded that its reportable segments are Infrastructure, McAfee.com, and myCIO.com.

        The Infrastructure segment is organized into two product suites: Net Tools Secure and Net Tools Manager. These product suites are marketed and sold through a direct sales force to distributors, retailers, and end users worldwide.

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

        Summarized pre-tax financial information concerning the Company's reportable segments is provided as follows (in thousands):


                                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                 ----------------------------          ----------------------------
                                    2000               1999               2000               1999
                                 ---------          ---------          ---------          ---------
Infrastructure:
   Net revenue                   $ 219,755          $  19,333          $ 422,916          $ 261,056
   Segment income (loss)            25,879           (189,028)            66,331           (158,880)
McAfee.com:
   Net revenue                      11,907              5,863             22,165              9,332
   Segment loss                     (6,752)            (6,757)           (13,383)           (10,663)

                            NETWORKS ASSOCIATES, INC.

                                   (UNAUDITED)


myCIO
   Net revenue            2,010           --           3,047           --
   Segment loss          (7,728)          --         (12,524)          --

                         JUNE 30,          DECEMBER 31,
                          2000                1999
                        ----------         ----------
Infrastructure:
   Total Assets         $1,448,141         $1,384,107
McAfee.com:
   Total Assets            106,860             95,287
myCIO.com:
   Total Assets              6,542                 --


3.  STOCK OPTION REPRICING AND STOCK REPURCHASE PLAN

     On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company's common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.8 million shares at $11.063 were vested and outstanding at June 30, 2000.

         In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $1.4 million and $2.9 million were expensed in the three and six months ended June 30, 2000, respectively.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result under the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. As of July 1, 2000, this guidance is effective and the Company will have to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant additional compensation charges in future periods.

        In May 1999, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock in the open market. In July 2000, the Board of Directors authorized the Company to repurchase additional common stock of up to $50 million in the open market. Through June 30, 2000, the Company repurchased 3.1 million shares of its common stock bringing total cash outlay to date to approximately $75.3 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements.

     On February 16, 200 and May 31, 2000, Network Associates sold "European style" put options for 2,000,000 shares of the Company's common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, which are February 16, 2001 and May 31, 2001. The strike price for these put options are $30.00 and $24.07, respectively. The Company received total proceeds of $13,890,000 from the sale.

                            NETWORKS ASSOCIATES, INC.

                                   (UNAUDITED)

4.  RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133, as amended, is effective beginning in the first fiscal quarter of 2001.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for our fiscal year ended December 31, 2000.

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

5.  NET INCOME (LOSS) PER SHARE

        In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income
(loss) per share calculations is provided as follows (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                               ---------------------------          ---------------------------
                                                 2000              1999               2000              1999
                                               ---------         ---------          ---------         ---------
Numerator -- basic
Net income (loss)                              $  11,399         $(195,785)         $  40,424         $(169,543)
                                               =========         =========          =========         =========
Numerator -- diluted
Net income (loss)                              $  11,399         $(195,785)         $  40,424         $(169,543)
                                               =========         =========          =========         =========
Denominator -- basic
Basic weighted average common shares
outstanding                                      138,072           138,478            138,475           138,437
                                               =========         =========          =========         =========
Denominator -- diluted
Basic weighted average common shares
outstanding                                      138,072           138,478            138,475           138,437
                                               ---------         ---------          ---------         ---------
Effect of dilutive securities:
    Common stock options                           3,874                --              4,684                --
    Put options                                      292                --                112                --
                                               ---------         ---------          ---------         ---------
Diluted weighted average shares                  142,238           138,478            143,271           138,437
                                               =========         =========          =========         =========
Net income (loss) per share -- basic           $    0.08         $   (1.41)         $    0.29         $   (1.22)
                                               =========         =========          =========         =========
Net income (loss) per share -- diluted         $    0.08         $   (1.41)         $    0.28         $   (1.22)
                                               =========         =========          =========         =========

                            NETWORKS ASSOCIATES, INC.

                                   (UNAUDITED)

        At June 30, 2000 and 1999, 18.5 million and 10.6 million potential common shares, respectively, were excluded from the determination of diluted net income per share as the effect of such shares are anti-dilutive.

6.  ACQUISITIONS BY SUBSIDIARIES

        In June 2000, Network Associates' subsidiary, McAfee.com, acquired certain technology for $250,000 in cash and 165,000 shares of Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $4.3 million, including transaction costs. McAfee.com analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however McAfee.com determined that the acquired technologies are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $4.3 million was recorded as goodwill, and is being amortized on a straight-line basis over three years. The activities of the acquired company were insignificant.

        On February 15, 2000, Network Associates' subsidiary, McAfee.com, acquired all of the outstanding capital stock of Signal 9 Solutions Canada, Inc., a privately held provider of personal firewall software, for approximately $2.0 million in cash and 385,001 shares of McAfee.com Class A common stock. The total purchase price was approximately $18.0 million, including transaction costs. McAfee.com recorded the total purchase price as purchased technology and goodwill, and will be amortized on a straight-line basis over three years.

7.   LITIGATION

        From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law, distribution arrangements, and employee arrangement matters.

     Securities Cases

        In Re Network Associates, Inc. Securities Litigation. On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 6, 1999. Twenty-five similar actions asserting virtually identical allegations have been filed by other plaintiffs. The Court has consolidated these cases and has appointed Lead Plaintiff. Petitions to the Ninth Circuit to appoint a different lead plaintiff have been denied. An amended complaint was filed by the Lead Plaintiff asserting the same claims as above. Defendants' motion to dismiss was filed on June 6, 2000. The hearing on the motion to dismiss is set for August 16, 2000.

        In Re Network Associates, Inc. Derivative Litigation. On May 12, 1999, a purported derivative action, captioned Dow Jones Investment Club v. Network Associates, Inc. et al., Civil Action No. CV-781854, was filed against nominal defendant Network Associates and certain of its officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges violations of Sections 25402 and 1507 of the California Corporations Code, breach of fiduciary duty, insider trading, gross negligence, and unjust enrichment. The complaint seeks unspecified damages. Two similar derivative actions have been filed by other plaintiffs in the Superior Court of California, County of Santa Clara, including Leighton v. Network Associates, Inc. et al., Civil Action No. CV-781947, and Katz v. Network Associates, Inc., et al., Civil Action No. CV-782194. The court ordered these three actions consolidated for pretrial and trial proceedings and deemed the complaint filed in the Leighton action the operative complaint. Defendants' demurrer to the operative complaint was sustained with leave to amend. A first amended complaint was filed by the plaintiffs. Network Associates and the individual defendants demurred to the First Amended Complaint. Discovery is ongoing.

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

                            NETWORKS ASSOCIATES, INC.

                                   (UNAUDITED)

Symantec's motion to sever and adopted Network Associates' recommendation regarding a joint hearing on patent claim interpretation. As a result of the Court's decision, Trend's actions against Network Associates and Symantec were to proceed separately. Symantec has since settled out of the lawsuit.

        The Court held a patent claim interpretation hearing on September 1, 1998. The Court issued a ruling on claim interpretation on or about December 29, 1998. In addition, Trend filed a supplemental complaint on October 5, 1998, adding the Gauntlet product to the products accused of infringing Trend's patent. At a case management conference held on October 2, 1998, the Court set a new trial date of November 8, 1999. The trial began on May 1, 2000. The parties reached a settlement during trial which was formally executed on May 31, 2000. The lawsuit was dismissed on July 13, 2000.

        HILGRAEVE V. NETWORK ASSOCIATES. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. All discovery has been completed. The Court heard Network Associates' motions for summary judgment of non-infringement on May 20, 1999 and granted the motion in a written opinion dated June 10, 1999. The Court entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings.

                            NETWORKS ASSOCIATES, INC.

                                   (UNAUDITED)

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

        In January 2000, we reorganized into four product groups based on our product suites:

- McAfee, which primarily markets the McAfee Active Virus Defense (AVD) product suite;
- Sniffer Technologies, which primarily markets the Sniffer Total Network Visibility (TNV) product suite;
-       PGP Security, which primarily markets the PGP Total Network Security
        (TNS) product suite; and
-       Magic Solutions, which primarily markets the Magic Total Support Desk
        (TSD) product suite.

        The four individual product suites form our single Net Tools mega-suite and represent our infrastructure segment. The reorganization around our product groups is designed to allow us to, among other things, react faster to customers' changing needs and better specialize our sales force so they know our products and their markets in greater depth. In addition, although specialization between security (anti-virus and security product suites) and manageability (availability and service desk product suites) previously existed, with the reorganization we seek to better differentiate anti-virus from security and availability from service desk.

        For the three and six months ended June 30, 2000, our infrastructure segment accounted for approximately $219.8 and $422.9 million in net revenue and a profit of $25.9 and $66.3 million, respectively.

        In addition, to our product groups, we also have two subsidiaries that are applications service providers. McAfee.com, our publicly traded subsidiary, is a consumer applications service provider, or ASP, and myCIO, our wholly owned subsidiary, is a business applications service provider.

                            NETWORKS ASSOCIATES, INC.

MCAFEE

        McAfee sells anti-virus products to corporate customers. The McAfee Active Virus Defense, or AVD, product suite incorporates the following products into a multi-tier virus defense system: VirusScan for desktop protection, NetShield for file server protection, GroupShield for groupware protection and WebShield for Internet gateway protection. McAfee also provides tools to manage and enforce corporate virus security policy, updates and reporting with ePolicy Orchestrator and Anti-Virus Informant. McAfee products are backed by our anti-virus research organization, McAfee AVERT (Anti-Virus Emergency Response
Team), which protects McAfee customers against virus attacks that have become increasingly complex and frequent in recent years. The McAfee Active Virus Defense product suite consists of the VirusScan, the NetShield, the Group Shield, the E-Policy Orchestrator, the Anti-Virus Informant, the AutoUpdate, and the Management Edition. In addition to the Active Virus Defense product suite, McAfee's product lines also include WebShield and WebShield E-ppliance 100.

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

PGP SECURITY

        PGP Security sells security products to corporate customers. PGP Security's principal product suite, PGP Total Network Security (TNS) includes firewall, intrusion protection, encryption and virtual private network (VPN) security products. The TNS product line features Gauntlet for firewall and VPN, CyberCop for intrusion protection and PGP for encryption and VPN. The TNS product suite consists of the Gauntlet Firewall, the Gauntlet Active Firewall Suite, the CyberCop Scanner, the CyberCop Monitor, the CyberCop Sting, PGP Desktop, the PGP Policy Management Agent, the PGP VPN Client, the PGP VPN Suite and the WebShield E-ppliance 300.

MAGIC SOLUTIONS

        Magic Solutions sells help desk, network management and other service tools. Magic Solutions' principal product suite, Magic Total Service Desk, or Magic TSD, provides proactive network management and help desk technology in one integrated service desk solution. The Magic TSD product suite consists of the Magic HelpDesk, the Self ServiceDesk, the Remote Desktop and the Event Management. In addition to the Magic TSD product suite, Magic Solution also sells a Zero Administration Client Suite.

myCIO.COM

        We launched our new wholly owned subsidiary, myCIO.com in January 2000. myCIO.com is an infrastructure ASP targeted at business users. myCIO.com delivers managed security services hosted on its servers to businesses via the Internet. myCIO's services are designed to be simple and cost-effective as well as more rapidly deployable than if the customer were to internally install network security applications. myCIO.com's hosted services are also designed to remove the burden and cost of managing software, while seeking to ensure continuous protection against threats to a company's e-business infrastructure. myCIO's services include Virus Scan ASaP, CyberCop ASaP, Firewall ASaP, VirusScreen ASaP, and VPN ASaP.

        For the three and six months ended June 30, 2000, on a segment basis, myCIO.com accounted for approximately $2.0 and $3.0 million in net revenue and a net loss of $7.7 and $12.5 million, respectively.

                            NETWORKS ASSOCIATES, INC.

McAFEE.COM


        Effective January 1, 1999, we contributed our consumer e-commerce business to our then wholly owned subsidiary, McAfee.com. In December 1999 McAfee.com completed its initial public offering in which it sold to the public approximately 7.2 million shares of its Class A common stock, entitled to one vote per share. As of June 30, 2000, we owned 36,000,000 shares of the McAfee.com Class B common stock, entitled to three votes per share and representing approximately 82% of McAfee.com's outstanding common stock and 93% of its total voting power.

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

        For the three and six months ended June 30, 2000, on a segment basis McAfee.com accounted for approximately $11.9 and $22.2 million in net revenue and a net loss of $6.8 and $13.4 million, respectively.

    RESULTS OF OPERATIONS

        The following table sets forth, for the period's indicated, the percentage of net revenues represented by certain items in our statements of operations for the three months and six months ended June 30, 2000 and 1999.

                                                       THREE MONTHS                  SIX MONTHS
                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                  --------------------           --------------------
                                                  2000           1999            2000           1999
                                                  -----          -----           -----          -----
Net revenue:
  Product ...............................          76.1%        (105.2)%          77.0%          57.0%
  Services and support ..................          23.9          205.2            23.0           43.0
                                                  -----          -----           -----          -----
Total revenue ...........................         100.0          100.0           100.0          100.0
Cost of revenue:
  Product ...............................          12.5           53.1            11.8           14.9
  Services and support ..................           3.8           40.4             3.9            6.8
                                                  -----          -----           -----          -----
Total cost of revenue ...................          16.3           93.5            15.7           21.7
Gross profit ............................          83.7            6.5            84.3           78.3
Operating expenses:
  Research and development ..............          18.2          142.0            18.7           26.2
  Marketing and
     sales ..............................          42.4          360.1            43.5           68.2
  General and administrative ............           9.3          215.3             9.4           28.1
  Amortization of intangibles and stock
     compensation charge ................           7.0           87.5             7.3           13.8
  Acquisition and other related
      costs .............................            --          (33.2)             --           (3.1)
                                                  -----          -----           -----          -----
     Total operating
        expenses ........................          76.9          771.7            78.9          133.2
                                                  -----          -----           -----          -----
       Income (loss) from
         operations .....................           6.8          (765.2)           5.4          (54.9)
  Interest and other income and expense,
     net ................................           2.6            7.5             2.4            1.3
  Gain on sale of investments, net ......            --             --             9.0             --
  Minority interest in consolidated
     subsidiaries .......................           0.5             --             0.5             --
                                                  -----          -----           -----          -----

       Income (loss) before provision for
          income taxes ..................           9.9          (757.7)          17.3          (53.6)
Provision for income
   taxes ................................           5.1           19.4             8.4            9.0
                                                  -----          -----           -----          -----
          Net income (loss) .............           4.8%         (777.1)%          8.9%         (62.6)%
                                                  =====          =====           =====          =====

                            NETWORKS ASSOCIATES, INC.


        Net revenue. Net revenue was $233.7 million in the three months ended June 30, 2000, an increase of 827.4% from $25.2 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, net revenue increased 65.7% to $448.1 million from $270.4 million in the same period in 1999. The significant increase in revenue in the three and six months ended June 30, 1999 to June 30, 2000 primarily relates to our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products in the second quarter of 1999. The increase also reflects positive results from our reorganization into four product groups, with four separate sales groups focused on selling their respective product suite.

        Product revenue increased to $177.9 million from $(26.5) million in the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, product revenue increased 123.7 % to $344.9 million from $154.2 million in the same period in 1999. Services and support revenue include revenue from software support, maintenance contracts, education and consulting services, as well as those revenue from customer support and maintenance contracts, which are deferred and recognized over the related service period. Service revenue increased 7.9% to $55.8 million from $51.7 million in the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, service revenue decreased 11.1 % to $103.2 million from $116.2 million in the same period in 1999. The increase in product and services and support revenue primarily relates to our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products in the second quarter of 1999. The increase also reflects positive results from our reorganization into four product groups.

        Our rate of growth has slowed in recent periods due to increased price competition, a maturing anti-virus market and an increasingly higher base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders as well as expanding our customer base. If our renewal rate or our pace of new customers slows, our net revenues and operating results would be adversely affected.*

        International revenue accounted for approximately 40% and 51% of net revenues for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, international revenue was approximately 40% and 44%, respectively. The decrease in international revenue was primarily due to lower overall net revenue in the second quarter of 1999, relating to our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products. We expect that international revenue will continue to account for a significant percentage of net revenue.* We also expect that a significant portion of our international revenue will be denominated in local currencies.* To reduce the impact of foreign currency fluctuations we engage in financial risk management activities. However, future results of income may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on our future international revenue. In addition, there can be no assurance that the macroeconomic issues currently being experienced in Asia will not spread to Europe, the U.S. or Latin America, and/or not have a material adverse impact on our revenue or revenue growth in the future. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.* There are a number of additional risks related to the export outside of the United States of our encryption and security products.

        Cost of Net Revenue. Cost of net revenue increased 61.6% to $38.1 million from $23.6 million in the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, cost of net revenue increased 19.6% to $70.3 million from $58.8 million in the same period in 1999. The increase in cost of net revenue was primarily due to the increase in net revenue.

        Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and with respect to certain Sniffer products, computer platforms and other hardware components. Cost of product revenue increased 118.9% to $29.3 million from $13.4 million in the three months ended June 30, 2000 and 1999,



----------
* This statement is forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the risk factor on page 18 for discussion of certain factors that could affect future performance.

                            NETWORKS ASSOCIATES, INC.


respectively. For the six months ended June 30, 2000, cost of product revenue increased 31.1% to $53.0 million from $40.4 million in the same period in 1999. As a percentage of net revenue, cost of product revenue was 12.5% and 53.1% for the three months ended June 30, 2000 and 1999, respectively. The increase in cost of product revenue as a percentage of net revenue was primarily due to a corresponding increase in product revenue for the three months ended June 30, 2000.

        Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. Cost of services and support revenue decreased 13.5% to $8.8 million from $10.2 million in the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, cost of net revenue decreased 5.8% to $17.3 million from $18.4 million in the same period in 1999.

        Research and Development. Research and development expense consist primarily of salary and benefits for our development and technical support staff. Research and development expenses were $42.5 million in the three months ended June 30, 2000, an increase of 18.8% from $35.8 million in the three months ended June 30, 1999. Research and development expense was $83.7 million in the six months ended June 30, 2000, an increase of 18.1% from $70.9 million in the six months ended June 30, 1999. As a percentage of net revenue, research and development expense was 18.2% and 142.0% in the three months ended June 30, 2000 and June 30, 1999, respectively. As a percentage of net revenue, research and development expense was 18.7% and 26.2% in the six months ended June 30, 2000 and 1999, respectively. The decrease was due to lower net revenue in the three months ended June 30, 1999. For the six months ended June 30, 2000, there was an increase in actual spending in staffing and equipment expense to support growth in our product and service offerings. We anticipate that research and development expenses will increase slightly in absolute dollars in Q3 2000, but may fluctuate as a percentage of net revenue.* We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products and develop new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.*

        Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses were $99.0 million in the three months ended June 30, 2000, an increase of 9.2% from $90.7 million in the three months ended June 30, 1999. Marketing and sales expenses were $195.1 million in the six months ended June 30, 2000, an increase of 5.8% from $184.4 million in the six months ended June 30, 1999. As a percentage of net revenue, marketing and sales expense was 42.4% and 360.1% in the three months ended June 30, 2000 and 1999, respectively. As a percentage of net revenue, marketing and sales expense was 43.5% and 68.2% in the six months ended June 30, 2000 and 1999, respectively. The decrease was due to the lower net revenue in the three months ended June 30, 1999, which was slightly offset by an increase in actual spending in the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for the McAfee.com business segment. We expect sales and marketing to increase in Q3 2000, particularly as McAfee.com continues with its efforts to build brand recognition and its development of strategic relationships with a variety of Internet companies, and will fluctuate as a percentage of net revenue. *

        General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs were $21.6 million in the three months ended June 30, 2000, a decrease of 60.1% from $54.2 million in the three months ended June 30, 1999. General and administrative costs were $42.1 million in the six months ended June 30, 2000, a decrease of 44.6% from $76.0 million in the six months ended June 30, 1999. As a percentage of net revenue, general and administrative expense was 9.3% and 215.3% in the three months ended June 30, 2000 and 1999. As a percentage of net revenue, general and administrative expense was 9.4% and 28.1% in the six months ended June 30, 2000 and 1999, respectively. The decrease was primarily due to a $31.8 million charge to cover doubtful accounts for the three months ended June 30, 1999. Excluding this charge, general and administrative expense was $22.4 million in the three months ended June 30, 1999, which decreased slightly in the three months ended June 30, 2000. For the six months ended June 30, 1999, excluding this charge, general and administrative expense was $44.2 million, which decreased slightly in the six months ended June 30, 2000. We expect general and administrative expense to increase in Q3 2000, but may fluctuate as a percentage of net revenue. *



----------
* This statement is forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the risk factor on page 18 for discussion of certain factors that could affect future performance.

                            NETWORKS ASSOCIATES, INC.


                Amortization of Intangibles and Stock Compensation Charge. We expensed $16.3 million and $22.1 million of amortization related to intangibles and stock compensation charge in the three months ended June 30, 2000 and 1999, respectively. We expensed $32.3 million and $37.2 million of amortization related to intangibles and stock compensation charge in the six months ended June 30, 2000 and 1999, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions. Stock compensation charges relate to our repricing of employee common stock options in April 1999. As a result of recent changes in the manner for accounting for repriced stock option, in addition to our historical quarterly charge of approximately $1.4 million, as of July 1, 2000, we may incur an additional variable accounting charge related to our repriced options. The additional charge will be determined as the amount the intrinsic value of the variable option exceeds, if any, the intrinsic value of the option on July 1, 2000, $20.375. As of July 1, 2000, we currently estimate that for each $1 increase in our per share stock price above $20.375, we will experience approximately a $4 million charge to earnings, subject to exercises and cancellations. *

                Acquisition and other related cost. In relation to our acquisitions as of December 31, 1999, we recorded reserves consisting principally of expenditures related to accrued lease termination costs and adjustments to remaining accruals. As of December 31, 1999, all expenditures related to those accruals have been completed and excess reserves were credited to Acquisition and other related charges.

                Interest and Other Income and Expense, net. Interest and other income and expense, net, increased to $6.0 million in the three months ended June 30, 2000 from $1.9 million in the three months ended June 30, 1999. Interest and other income and expense, net, increased to $10.6 million in the six months ended June 30, 2000 from $3.5 million in the six months ended June 30, 1999. The increase was primarily due to the increase in interest income, from the sale of investments.

                Gain on Sale of Investments. In the six months ended June 30, 2000, the Company recognized a total gain of $40.4 million on the sale of our venture and strategic investments.

                Minority Interest in Consolidated Subsidiaries. In the three and six months ended June 30, 2000, minority interest from consolidated subsidiaries was $1.2 million and $2.3 million, respectively.

                Provision for Income Taxes. Our provision for income taxes was $11.9 million and $4.9 million for the three months ended June 30, 2000 and 1999. The provision for income taxes was $37.5 million and $24.4 million for the six months ended June 30, 2000 and 1999. The provision for income taxes primarily relates to federal income tax on capital gains from the sale of investments and to income taxes currently payable in foreign jurisdictions.

Liquidity and Capital Resources

                At June 30, 2000, we had $324.2 million in cash and cash equivalents and $476.8 million in marketable securities, for a combined total of $800.9 million.

                Net cash provided by operating activities was $59.7 million in the six months ended June 30, 2000, consisted primarily of net income before depreciation and amortization, interest expense related to the Zero Coupon Convertible Subordinated Debentures, gain on sale of venture and strategic investments, and deferred taxes. In addition, net cash provided by operating activities in the six months ended June 30, 2000 consisted primarily of an increase in accounts payable, accrued liabilities, and deferred revenue, and offset by an increase in accounts receivable, prepaid expenses, taxes, and other assets. Net cash used in operating activities was $110.3 million in the six months ended June 30, 1999, consisted primarily of net loss before depreciation and amortization and deferred taxes, plus a decrease in deferred revenue, accounts payable, and accrued liabilities, which were partially offset by a decrease in accounts receivable, prepaid expenses, income taxes and other current assets.

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

                Net cash used in investing activities was $12.3 million in the six months ended June 30, 2000, primarily reflecting purchases of marketable securities, proceeds from sale of venture and strategic investments and offset by additions in fixed assets. On our venture and strategic investments, we obtained proceeds of $36.8 million and $11.9 million in the sale of Goto.com shares and

                            NETWORKS ASSOCIATES, INC.


the sale of less than 5% of the shares in our Japanese subsidiary, Network Associates, KK, respectively. Net cash used in investing activities was $144.3 million in the six months ended June 30, 1999 consisting primarily of the purchase of marketable securities and additions to fixed assets.

                Net cash used in financing activities was $32.7 million in the six months ended June 30, 2000, consisting primarily of the repurchase of our common stock which was offset by the proceeds associated with the exercise of non qualified stock options and sale of put options. Net cash provided by financing activities was $21.5 million in the six months ended June 30 1999, consisted primarily of the proceeds associated with the exercise of non qualified stock options.

                We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.*


EURO

                On January 1, 1999, the "euro" was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the euro. The introduction of the euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result we have the flexibility to transact business with vendors and customers in either euro or traditional national currency units. Financial Risk Management

Financial Risk Management.

                As a result of the continued expansion of our business in Europe, we expect to see an increase over time in exposures related to nonfunctional currency denominated sales in several European currencies.* Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and we do not generally hedge anticipated foreign currency cash flows. The hedging activity we have undertaken is intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. The success of this activity depends upon forecasts of transaction activity denominated in various currencies, primarily the US dollar, British pound, Canadian dollar, Australian dollar, Dutch Guilder and Euro. To the extent that these forecasts are over or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.*



----------
* This statement is forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the risk factor on page 18 for discussion of certain factors that could affect future performance.

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

OUR QUARTERLY FINANCIAL RESULTS WILL LIKELY FLUCTUATE

Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

        - volume, size and timing of new licenses and renewals of existing licenses;
        -       our distributor inventory levels and product return rates;
        -       our inventory levels;
        - introduction of new products, product upgrades or updates by us or our competitors;
        -       the mix of products we sell;
        - the size and timing of our non-cash stock-based charges, including changes related to the options we repriced in April 1999;
        -       changes in product prices by us or our competitors;
        -       trends in the computer industry;
        - our ability to develop, market and sell our products particularly in light of our recent sales force reorganization;
        -       costs related to acquisitions of technology or businesses;
        - fluctuations in McAfee.com's expenditure levels related to its efforts to build brand awareness, and establish strategic relationships with various Internet companies;
        - fluctuations in myCIO.com's expenditure levels related to its efforts to develop new products, adapt existing products to an application service provider (or ASP) delivery model and build brand awareness;
        - fluctuations in our Japanese subsidiary's, NAI KK's, expenditure levels related to its efforts to build its brand and corporate awareness in Japan;
        - our investment experience related to our strategic minority equity investments;
        - the percentage of our revenue, particularly that portion attributable to McAfee.com and myCIO.com, that is deferred, which may fluctuate based on the change in product mix and pricing;
        -       the effectiveness of and the expenditure levels related to the recent expansion of our European Sniffer organization;
        -       the effectiveness of our channel strategy and our mix of direct and indirect revenues;
        - pressure on employee wages as competition for skilled employees increases; and
        - costs related to extraordinary events including litigation and acquisitions.

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

WE FACE RISKS RELATED TO THE DIVISION OF OUR BUSINESS INTO PRODUCT GROUPS

        On January 1, 2000, we divided our business into four product groups:
McAfee, which markets the McAfee Active Virus Defense (AVD) product suite; Sniffer Technologies, which markets the Sniffer Total Network Visibility (TNV) product suite; PGP Security, which markets the PGP Total Network Security (TNS) product suite; and Magic Solutions, which markets the Magic Total Support Desk
(TSD) product suite. These four individual product suites form our single Net Tools mega-suite. This reorganization, along with a related product group sales force reorganization, is intended to allow us to react faster to customers needs and to focus each product group's sales force on selling their respective product suite and the individual point products contained in those product suites. As part of this reorganization, we also reorganized our U.S. professional services organization around our product groups. Our customers and potential customers, sales force and professional service organization may not respond favorably to the change and our business and future financial performance could suffer. This reorganization may be unsuccessful due to, among other things:

        - uncertainty and customer dissatisfaction surrounding our shift in focus from our "Net Tools" mega-suite strategy to our product group's strategy, including uncertainty as to our continued level of support for the Net Tools mega-suite and continued integration of our various product suites;
        -       customer confusion or irritation related to multiple sales calls from different members of our reorganized sales force;
        -       a loss of potential cross selling opportunities and a lack of lead sharing between the separate product group's sales
                representatives who are generally only compensated for sales made by them of products within their product groups;
        - failure by our employees to embrace the changes, resulting in possible declines in sales force productivity or employee departures;
        - the possibility that our centralized general and administrative group may be unable to meet on a timely basis or at all each product group's individualized infrastructure and support requirements; and
        - one or more of our product groups may lack sufficient qualified professional service personnel to support its products.

WE COULD EXPERIENCE CUSTOMER AND MARKET CONFUSION DUE TO OUR MARKETING AND ADVERTISING EFFORTS TARGETED AT THE PRODUCT GROUP OR SUBSIDIARY LEVEL, RATHER THAN AT THE CORPORATE LEVEL, AND DUE TO SIMILARITIES IN THE NAMES USED BY OUR PRODUCT GROUPS AND SUBSIDIARIES

        Networks Associates, Inc. was formed in December 1997, by the combination of McAfee Associates, Inc. and Network General Corporation. Since then, we have spent a significant portion of our total marketing efforts and advertising spending building awareness of the Network Associates name. In the future, we plan to focus our marketing efforts and advertising spending on building brand awareness at the product group and subsidiary level, rather than at the Network Associates corporate level. This could create confusion in the market place and in the investor community if people are not clear about the relationship between Network Associates, our product groups and our McAfee.com and myCIO.com subsidiaries, many of which have potentially confusing names and products. For example, our online consumer anti-virus products, our retail and corporate anti-virus products (other than those hosted online) and our corporate hosted anti-virus products are marketed and sold, respectively, by our publicly traded McAfee.com subsidiary, our retail division which is called McAfee Retail and our McAfee product group and our myCIO.com subsidiary.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND IS LIKELY TO REMAIN VOLATILE

        During the six months ended June 30, 2000, our stock price ranged from a per-share high of $36.69 to a low of $19.75. On July 28, 2000, the per share closing price for our common stock was $18.19. Announcements, litigation developments, and our ability to meet the expectations of brokerage firms, industry analysts or investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with public traded securities. A number of putative class actions were brought against our officers, directors and us. See Note 7, Notes to the Condensed Consolidated Financial Statements. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

WE EXPECT SIGNIFICANT STOCK BASED COMPENSATION CHARGES RELATED TO REPRICED
OPTIONS

        In light of the decline in our stock price at the time and in an effort to retain our employee base, in April 1999, we offered to reprice options held by all employees, other than directors and executive officers. If the employee agreed not to exercise any of the repriced options for a period of twelve months, the exercise price of their eligible employee options with an exercise price in excess of $11.0625 was reduced to $11.0625, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, we have and will continue to incur a stock-based compensation charge. The total compensation charge expensed in the three and six months ended June 30, 2000 was approximately $1.4 million and $2.9 million, respectively, and approximately $5.4 million will be expensed over the remaining vesting period of the repriced options.

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

        As of July 1, 2000, we may incur an additional variable accounting charge related to our repriced options. The additional charge will be determined as the amount the intrinsic value of the variable option exceeds, if any, the option on July 1, 2000, $20,375. As of July 1, 2000 we currently estimate that for each $1 increase in our per share stock price above $20.375, we will experience approximately a $4 million charge to earnings, subject to exercises and cancellations.

WE FACE RISK ASSOCIATED WITH EMPLOYEE RETENTION AND NEW EMPLOYEE ASSIMILATION

        Many of our employees are located in areas and have skills in fields where there is high worker mobility and work force turnover. The departure of a large number of our employees or a meaningful number of key non-executive employees could have a material adverse impact on many facets of our business, including our ability to develop new products, upgrade existing products, sell our products and provide adequate internal infrastructure. In addition to this general risk, employees whose options were repriced to $11.0625 per share, as described above, agreed to not exercise any of the repriced options for a period of twelve months. Beginning on April 22, 2000, the end of this 12-month lock-up period, we experienced a larger than normal level of employee departures as many of these employees elected to terminate their employment with us and exercise and sell some or all of their repriced vested options. In addition, we hired a significant number of new employees in the first half of 2000. We face challenges around assimilating these new employees including reduced levels of productivity as these individuals are trained or otherwise adapt to our organization.

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

        -       Cinco Networks in August 1997 (acquired by Network General);
        -       Vycor Corporation in February 1996; and
        -       Saber Software in August 1995.

        We have also completed a number of smaller acquisitions and acquired a number of our international distributors. Recently, we began making venture and strategic minority investments in complementary pre-public companies with complementary products, services and technologies. During the quarter, we made minority venture investments totaling $13.0 million. As of June 30, 2000, the minority venture investments we continue to hold totaled $29.7 million valued at cost. We are currently investigating acquisitions of other strategic minority venture investments.

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

        The growth, market acceptance and ultimate profitability of myCIO.com's online network security and availability services is highly uncertain and subject to a number of factors, including:

        - myCIO.com's ability to successfully adapt existing products or develop new or enhanced products that operate in fast, secure and reliable manner over the Internet;
        - increased expenditures associated with the creation of a new business, such as product development, marketing and technical and administrative support;
        - the introduction of new products by myCIO.com or myCIO.com's third-party competitors or by our other Network Associates product groups;
        - potential unwillingness of businesses to pay for myCIO.com's subscription based products and services and its ability to properly price its products and services to generate the greatest revenue opportunities;
        - business reluctance to change their software purchasing behavior in favor of services hosted on the myCIO.com or third-party servers; and
        - business concerns about whether the Internet is fast, reliable and secure enough to deliver critical network security and availability services effectively.

        There is a risk that sales of myCIO.com's products may significantly reduce the sales of the products offered by our product groups. These sales may result in less overall revenue and profit for us if the prices and profit margins of myCIO.com's products are less than the prices and profit margins of comparable products offered by our product groups. In addition, other Network Associates product groups and McAfee.com may introduce or develop new products that could overlap with or compete with those offered by myCIO.com.

        myCIO.com is likely to incur significant losses for the foreseeable future. These losses will be funded by us and will impact our consolidated financial results.

WE FACE RISKS RELATED TO OUR McAFEE.COM STRATEGY

        In December 1998, we incorporated McAfee.com as our Internet destination dedicated to updating, upgrading and managing PCs over the Internet for single use retail, non-corporate consumers. We have entered into various inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements with McAfee.com. On December 2, 1999, McAfee.com completed an initial public offering. At June 30, 2000, we owned 36.0 million shares of McAfee.com's Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. McAfee.com Class A common stock is entitled to one vote per share. At June 30, 2000, our McAfee.com holdings represented approximately 82% of McAfee.com's outstanding capital stock and approximately 93% of its total voting power.

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

        - we may not offer a product incorporating third party technology if those products are competitive with products offered by McAfee.com;
        - McAfee.com is required to pay us a license fee of 20% of net revenue derived from product sales that include the licensed technology commencing on January 1, 1999 and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001;
        - the license agreement is perpetual and may only be terminated by us if McAfee.com fails to cure a material breach of the license within 30 days after we notify it of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination;
        - we are required to indemnify McAfee.com with respect to existing litigation related to the licensed technology to which we are a party, including the litigation described in Note 7 of the Notes to the Condensed Consolidated Financial Statements;
        - McAfee.com has agreed to provide, and we are dependent on McAfee.com to provide continuously and successfully, the infrastructure and technical support for our web site;
        - generally, we are required to cause to be elected at least two independent directors to the McAfee.com board of directors, which term would exclude any serving Network Associates officer or director; and
        - if, without the prior approval of our continuing directors (being our current directors and directors approved or not objected to by our current directors), someone acquires 15% or more of our outstanding capital stock or our continuing directors cease to constitute a majority of our board (1) we are required to vote our shares of McAfee.com common stock and otherwise seek to cause to the McAfee.com board of directors to consist of at least a majority of independent directors and (2) our shares of McAfee.com Class B common stock will be entitled to only one vote per share instead of three.

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

WE FACE RISKS RELATED TO OUR NAI KK STRATEGY

        Our operations in Japan are conducted through our Japanese subsidiary, NAI KK. Pursuant to a distribution agreement with Network Associates and a license agreement with McAfee.com, NAI KK is generally the exclusive distributor of our products in Japan and McAfee.com's reseller in Japan. NAI KK also is a non-exclusive distributor of our products to Japanese customers located outside of Japan. Currently, we own more than 95% of NAI KK's securities with the balance being owned by strategic Japanese investors. NAI KK is considering a potential offering of its securities in Japan. We believe that an increased Japanese shareholder base, in combination with the previous strategic private sale of equity, better positions NAI KK to compete in the Japanese market. NAI KK does not intend to offer its securities in the U.S. and the offering in Japan may not be completed in the near-term or at all. If the offering is consummated, we may not obtain the desired benefits and our ability to influence the Japanese market and the affairs of NAI KK and its management will be reduced, perhaps significantly.

WE FACE RISKS RELATED TO THE ALLOCATION OF PRODUCTS, CUSTOMERS AND TERRITORIES AMONG OUR PRODUCT GROUPS AND SUBSIDIARIES

        We are continuing to focus our business around our products, our customers and geographic territories. Our product groups are primarily products focused selling their specific product suites. McAfee.com and myCIO.com are both product and customer focused primarily selling their products and services over the Internet to consumers and businesses, respectively. NAI KK is both geographically and customer focused, selling Network Associates' products on a generally exclusive basis in Japan and to large Japanese business customers outside of Japan and acting as McAfee.com's reseller in Japan. Except as provided under our technology licensing agreements and arrangements, we do not currently have in place a policy to govern the pursuit or allocation of business opportunities between our subsidiaries and product groups. These and any future internal allocation of products, customers and territories could result in, among other things:

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

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE; WE FACE RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

        The network security and management market is highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success will depend on our ability to:

        - offer a broad range of network security and management software products;
        - continue to enhance existing products and expand product offerings;
        - develop and introduce in a timely manner new products with technological advances;
        -       respond promptly to new customer requirements;
        - comply with evolving industry standards without delays in compliance;
        - provide upgrades and updates to users frequently and at low cost; and
        - remain compatible with popular operating systems, such as Windows 98, Windows 2000, Windows NT and NetWare, and develop products that are compatible with new or otherwise emerging operating systems.

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

        Our principal competitors in the security market generally varies by product type. For firewalls, our principal competitors include CheckPoint, Axent, particularly for Windows NT-based firewalls, and larger companies such as Cisco Systems and Microsoft. In July 2000, Axent agreed to be acquired by Symantec. For intrusion detection products, we compete with ISS, Axent and Cisco. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. Public key infrastructure, or PKI, encryption vendors such as Entrust Technologies offer some products that compete with our PGP products. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

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

        Finally, as the network management market develops, we may face increased competition from a number of large companies, as well as other companies seeking to enter the market. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of companies who are able to provide the necessary software and support capabilities. For example, in July 2000, Symantec, primarily an anti-virus and PC utilities company, agreed to acquire Axent, a network security company. In addition, to the extent that we continue to develop our Net Tools suite of products designed around a centralized management and administration console for the Windows NT platform, we will likely compete with large computer systems management companies such as Tivoli Systems and Computer Associates.

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

        In January 2000 we divided our U.S. direct sales force among our four product groups, in part, to focus our sales force on selling specialized product suites versus selling each of the various product suites that form our Net Tools mega-suite. Our customers and potential customers and sales force may not respond favorably to the restructuring and our revenues, business and future financial performance could suffer materially. In addition to customer and sales related risks described above:

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

WE NEED TO EXPAND AND DEVELOP AN EFFECTIVE PROFESSIONAL SERVICES ORGANIZATION; WE RELY ON THIRD-PARTY PROFESSIONAL SERVICES

        As our products and computer networks in general increase in complexity, customers require greater professional assistance to design, install, configure and implement our products. To date, we have relied on our limited professional service capabilities and increasingly on outside professional service providers, including our distributors, resellers and system integrators. These third party service providers may provide inadequate levels of professional services. Moreover, reliance on these third parties both places a greater burden on them and reduces our ability to control and establish standards for providing these support services. Our reliance on these third parties could, delay our recognition of product revenue, harm our relationships or reputation with these third parties or the end users of our products or result in decreased future sales of, or prices for, our products.

        The failure to develop and maintain an effective professional service organization could have a material adverse effect on our business. To more effectively service our customer's evolving needs, we intend to significantly expand and develop our worldwide professional service organization. We may not succeed in these efforts. Effectively expanding and developing our professional service organization will require that we hire and train more service professionals who must be continually trained and educated to ensure that they possess sufficient technical skills and product knowledge. The market for qualified professionals is intensely competitive, making hiring and retention difficult. We expect significant competition in this market from existing providers of professional services and future entrants. We must also properly price our services to attract customers, while maintaining sufficient margins for these services. We therefore expect that we will have lower profit margins on our service revenues. In addition, in January 2000, we reorganized our U.S. professional services organization, in part, to enable the professional service organization to become more specialized on individual products and product suites. As a result, a particular product group may have insufficient qualified personnel to perform its professional services needs as there will no longer be a "pool" of professional service personnel from which to draw. A product group's lack of sufficient professional services personnel could lead to customer dissatisfaction, missed revenue opportunities and a loss of future business.

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

        There has been substantial litigation regarding the intellectual property rights of technology companies. The increased issuance of software patents in recent years has led to and is likely to continue to lead to increased patent and intellectual property litigation in the software industry. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including a separate patent infringement case involving Hilgraeve and a separate patent infringement case involving Trend Micro which was recently settled. See Note 7, Notes to the Condensed Consolidated Financial Statements. Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

        -       result in the loss of our proprietary rights;
        -       subject us to significant liabilities;
        -       require us to seek licenses from third parties; or
        -       prevent us from manufacturing or selling our products.

        We may also be subject to litigation in connection with our advertising and marketing programs. The litigation process is subject to inherent uncertainties and we may not prevail in these matters, or we may be unable to obtain licenses with respect to any patents or other intellectual property rights that may be held valid or infringed upon by our products or us. Uncertainties inherent in the litigation process involve, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to us.

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS AND OTHER INHERENT RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES

        For the six months ended June 30, 2000 and 1999, net revenue from international sales represented approximately 40% and 44%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

                            FORM 10-Q, JUNE 30, 2000

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

        Information with respect to this item is incorporated by reference to
Note 7 of the Notes to the Consolidated Financial Statements included herein on page 9 of this Report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        At the Annual Meeting of Stockholders of the Company on May 25, 2000, the following matters were acted on by the shareholders of the Company:

        1. The re-election of Leslie G. Denend as Class II director for an additional three year term:

                Shares in Favor               108,170,720
                Shares Withheld                 1,537,713

        2. The approval of an amendment to the Company's 1997 Stock Incentive Plan, to increase the number of shares of the Company's Common Stock reserved for issuance by 6.0 million shares:

                Shares in Favor                 72,395,673
                Shares Against                  37,055,349
                Shares Abstained                   257,411

        3. The ratification of the appointment of PricewaterhouseCoopers L.L.P. as the independent accountants of the Company for the fiscal year ending December 31, 2000:

                Shares in Favor               109,227,911
                Shares Against                    359,853
                Shares Abstained                  120,669

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

(b)     No reports on Form 8-K were filed during the quarter.

                            NETWORKS ASSOCIATES, INC.

                            FORM 10-Q, JUNE 30, 2000

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NETWORKS ASSOCIATES, INC.



                                           /s/ PRABHAT K. GOYAL
                                               ---------------------------------
                                           Name: Prabhat K. Goyal
                                           Title: Vice President Administration,
                                           Chief Financial Officer and Secretary

Date: August 14, 2000

                            NETWORKS ASSOCIATES, INC.

                            FORM 10-Q, JUNE 30, 2000

                                  EXHIBIT INDEX

  EXHIBIT NO.                                    EXHIBIT TITLE                                         PAGE NO.
  -----------                                    -------------                                         --------
      2.1        Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee
                 Associates, Inc., Mystery Acquisition Corp. and Network General
                 Corporation, as amended by the First Amendment dated as of October 22,
                 1997.(1)......................................................................

      2.2        Combination Agreement dated August 16, 1996 among the Registrant, FSA
                 Combination Corp., FSA Corporation and Daniel Freedman.(2)....................

      2.3        Stock Exchange Agreement dated January 13, 1996 among the Registrant, FSA
                 Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3).....

      2.4        Agreement and Plan of Reorganization dated December 1, 1997 between the
                 Registrant, Helix Software Company an DNA Acquisition Corp.(4)................

      2.5        Agreement and Plan of Reorganization dated December 1, 1997 between the
                 Registrant, PGP and PG Acquisition Corp.(5)...................................

      2.6        Agreement and Plan of Reorganization dated February 22, 1998, between the
                 Registrant, TIS and Thor Acquisition Corp.(6).................................

      2.7        Agreement and Plan of Reorganization by and among the Registrant, Magic
                 Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman,
                 Amendment Agreement by and among the Registrant, Magic Solutions
                 International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated
                 March 24, 1998. Second Amendment Agreement by and among the Registrant,
                 Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal
                 Lichtman dated April 1, 1998.(7)..............................................

      2.8        Stock Purchase Agreement, dated as of February 26, 1998, by and between
                 FSA Combination Corp., and Brenda Joyce Cook.(8)..............................

      2.9        Share Purchase Agreement, dated as of March 30, 1998, among FSA
                 Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)..................

      2.10       Stock Purchase Agreement, dated as of May 8, 1998, among FSA Combination
                 Corp., and Secure Networks, Inc.(8)...........................................

      2.11       Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon's Group Plc.(21)..............................................

      2.12       Agreement and Plan of Merger, dated July 28, 1998, by and between the
                 Registrant and CyberMedia, Inc.(22)...........................................

      3.1        Second Restated Certificate of Incorporation of Networks Associates, Inc.,
                 as amended on December 1, 1997.(6)............................................

      3.2        Restated Bylaws of Networks Associates, Inc.(6)...............................

      3.3        Certificate of Designation of Series A Preferred Stock of Networks
                 Associates, Inc.(9)...........................................................

      3.4        Certificate of Designation of Series B Participating Preferred Stock of
                 the Registrant.(23)...........................................................

      4.2        Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1).......................................................

      4.5        Registration Rights Agreement dated December 9, 1997 between the
                 Registrant and certain shareholders of PGP.(4)................................

  EXHIBIT NO.                                    EXHIBIT TITLE                                         PAGE NO.
  -----------                                    -------------                                         --------
      4.6        Registration Rights Agreement, dated as of February 13, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated.(10).............

      4.7        Indenture dated as of February 13, 1998 between the Registrant and State
                 Street Bank and Trust Company of California, N.A., as Trustee.(10)............

      4.10       Registration Rights Agreement dated May 8, 1998, by and between the
                 Registrant and the stockholders of Secure Networks, Inc.(8)...................

      4.11       Registration Rights Agreement, dated June 29, 1998, by and between the
                 Registrant and certain stockholders of CSB Consulenza Software di Base
                 S.r.l. ("CSB").(11)...........................................................

      4.12       Registration Rights Agreement, dated July 30, 1998, by and between the
                 Registrant and certain stockholders of Anyware Seguridad Informatica
                 S.A.(11)......................................................................

      4.13       Registration Rights Agreement, dated August 31, 1998, by and between the
                 Registrant and certain stockholders of QA Information Security Holding
                 AB(24)........................................................................

     10.1        Standard Business Lease (Net) for Network General's principal facility dated June 19, 1991, between Network General and Menlo Oaks Partners,
                 L.P.(12)......................................................................

     10.2        First Amendment to Lease dated June 10, 1992, between Network General and
                 Menlo Parks Partners, L.P.(12)................................................

     10.3        Standard Business Lease (Net) for Network General's principal facility dated March 11, 1992, between Network General and Menlo Oaks Partners
                 L.P.(13)......................................................................

     10.4        First Amendment to Lease dated June 18, 1992, between Network General and
                 Menlo Oaks Partners, L.P.(12).................................................

     10.5        Lease dated March 31, 1992, between Network General and Equitable Life
                 Assurance Society of the United States.(12)...................................

     10.6        Second Amendment to Lease dated February 1, 1995, between Network General and Menlo Oaks Partners, L.P.(13).............................................

     10.7        Third amendment to Lease dated February 1, 1995 between Network General and Menlo Oaks Partners L.P.(13)..............................................

     10.8        Fourth Amendment to Lease dated May 31, 1995, between Network General and
                 Menlo Oaks Partners, L.P.(14).................................................

     10.9        Fifth Amendment to Lease dated June 13, 1995, between Network General and
                 Menlo Oaks Partners, L.P.(14).................................................

     10.10       Lease dated July 3, 1996 between Network General and Campbell Avenue
                 Associates.(15)

     10.11       Sixth Amendment to Lease dated November 29, 1996, between Network General and Menlo Oaks Partners, L.P.(15).............................................

     10.12       Sublease Agreement for facility at 2805 Bowers Avenue, Santa Clara,
                 California, dated as of February 20, 1997, by and between McAfee
                 Associates, Inc. and National Semiconductor Corporation.(16)..................

     10.13       Lease Agreement dated November 17, 1997 for facility at 3965 Freedom
                 Circle, Santa Clara, California by and between Informix Corporation and
                 McAfee Associates, Inc.(4)....................................................

     10.14       Consent to Assignment Agreement dated December 19, 1997 by and among Birk
                 S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation
                 and Networks Associates, Inc.(4)..............................................

     10.15       Subordination, Nondisturbance and Attornment Agreement dated December 18,
                 1997, between Guaranty Federal Bank, F.S.B., Networks Associates, Inc. and
                 Birk S. McCandless, LLC.(4)...................................................

  EXHIBIT NO.                                    EXHIBIT TITLE                                         PAGE NO.
  -----------                                    -------------                                         --------
     10.16       Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and
                 Informix Corporation for facility at 3965 Freedom Circle, Santa Clara,
                 California.(4)................................................................

     10.17       Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee
                 Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E
                 Comercio De Informatica Ltda., and the stockholders of
                 Compusul-Consultoria E Comercio De Informatica Ltda.(17)......................

     10.18*      1997 Stock Incentive Plan, as Amended.(17)....................................

     10.19*      Stock Option Plan for Outside Directors (18)..................................

     10.20*      2000 Nonstatutory Stock Option Plan (27)......................................

     10.21*      Change in control agreement between the Company and Peter Watkins dated
                 May 11, 1999(25)..............................................................

     10.22*      Change in control agreement between the Company and William L. Larson dated May 11, 1999(25)........................................................

     10.23*      Change in control agreement between the Company and Prabhat K. Goyal dated
                 May 11, 1999(25)..............................................................

     10.24*      Change in control agreement between the Company and Zachary Nelson, dated
                 May 11, 1999(25)..............................................................

     10.25       Corporate Management Services Agreement between the Registrant and
                 McAfee.com Corporation, dated as of January 1, 1999(26).......................

     10.26       Technology Cross License Agreement between the Registrant and McAfee.com
                 Corporation dated as of January 1, 1999(26)...................................

     10.27       Registration Rights Agreement between the Registrant and McAfee.com
                 Corporation, dated as of January 1, 1999(26)..................................

     10.28       Asset Contribution and Receivables Settlement Agreement between the
                 Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)........

     10.29       Intercompany Revolving Loan Agreement between the Registrant and
                 McAfee.com Corporation, dated as of January 1, 1999(26).......................

     10.30       Tax Sharing Agreement between the Registrant and McAfee.com dated as of
                 January 1, 1999(26)...........................................................

     10.31       Indemnification and Voting Agreement between the Registrant and McAfee.com
                 Corporation, dated as of January 1, 1999(26)..................................

     10.32       Joint Cooperation and Master Services Agreement between the Registrant and
                 McAfee.com Corporation, dated as of January 1, 1999(26).......................

     21.1        Subsidiaries of Network Associates, Inc (27)..................................

     23.1        Consent of PricewaterhouseCoopers LLP.........................................

     27.1        Financial Data Schedule.......................................................

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

(17) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(18) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on July 31, 1995.

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

(27) Incorporated by reference from the registrant's report on form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2000

* Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.