Form 10-Q
period 2000-09-30
NETWORKS ASSOCIATES INC/
filed 2000-11-14
CIK 890801

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     137,634,003 shares of the registrant's common stock, $0.01 par value, were outstanding as of September 30, 2000.

                        THIS DOCUMENT CONTAINS 42 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 39.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NETWORKS ASSOCIATES, INC.

                                   FORM 10-Q
                               SEPTEMBER 30, 2000

                            ------------------------

                                    CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                       PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations and
           Comprehensive Income:
           Three and nine months ended September 30, 2000 and 1999...    1
         Condensed Consolidated Balance Sheets:
           September 30, 2000 and December 31, 1999..................    2
         Condensed Consolidated Statements of Cash Flows:
           Nine months ended September 30, 2000 and 1999.............    3
         Notes to Condensed Consolidated Financial Statements........    4
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................   10

                        PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   37
Item 6.  Exhibits and Reports on Form 8-K............................   37
SIGNATURES...........................................................   38
EXHIBIT INDEX........................................................   39

                           NETWORKS ASSOCIATES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------    ---------------------
                                                   2000        1999        2000        1999
                                                 --------    --------    --------    ---------
Net revenue:
  Product......................................  $187,213    $149,141    $532,104    $ 303,351
  Services and support.........................    51,524      46,060     154,761      162,238
                                                 --------    --------    --------    ---------
          Total revenue........................   238,737     195,201     686,865      465,589
                                                 --------    --------    --------    ---------
Cost of revenue:
  Product......................................    29,518      23,718      82,521       64,138
  Services and support.........................     9,480       9,619      26,795       27,996
                                                 --------    --------    --------    ---------
          Total cost of revenue................    38,998      33,337     109,316       92,134
                                                 --------    --------    --------    ---------
Gross profit...................................   199,739     161,864     577,549      373,455
Operating expenses:
  Research and development.....................    42,574      38,921     126,286      109,833
  Marketing and sales..........................    99,122      88,926     294,200      273,337
  General and administrative...................    18,773      24,218      60,892      100,226
  Amortization of intangibles and stock
     compensation charge.......................    28,550      21,000      60,837       58,194
  Acquisition and related charges..............        --     (10,373)         --      (18,732)
                                                 --------    --------    --------    ---------
          Total operating expenses.............   189,019     162,692     542,215      522,858
                                                 --------    --------    --------    ---------
          Income (loss) from operations........    10,720        (828)     35,334     (149,403)
  Interest and other income and expense, net...     5,736       1,909      16,305        5,381
  Gain on sale of investments, net.............        --          --      40,373           --
  Minority interest in consolidated
     subsidiaries..............................     1,050          --       3,386           --
                                                 --------    --------    --------    ---------
  Income (loss) before provision for income
     taxes.....................................    17,506       1,081      95,398     (144,022)
Provision for income taxes.....................    13,427       1,322      50,895       25,763
                                                 --------    --------    --------    ---------
          Net income (loss)....................  $  4,079    $   (241)   $ 44,503    $(169,785)
                                                 ========    ========    ========    =========
Other comprehensive income (loss):
  Unrealized gain (loss) on investments, net...  $ 20,075    $    897    $ 23,525    $  (2,412)
  Foreign currency translation gain (loss).....    (8,451)      2,855     (15,786)      (4,531)
                                                 --------    --------    --------    ---------
  Comprehensive income (loss)..................  $ 15,703    $  3,511    $ 52,242    $(176,728)
                                                 ========    ========    ========    =========
  Net income (loss) per share -- basic.........  $   0.03    $   0.00    $   0.32    $   (1.23)
                                                 ========    ========    ========    =========
  Shares used in per share
     calculation -- basic......................   137,482     139,038     138,144      137,906
                                                 ========    ========    ========    =========
  Net income (loss) per share -- diluted.......  $   0.03    $   0.00    $   0.31    $   (1.23)
                                                 ========    ========    ========    =========
  Shares used in per share
     calculation -- diluted....................   140,989     139,038     142,454      137,906
                                                 ========    ========    ========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................   $  331,877       $  316,784
  Short term marketable securities..........................       97,449           72,135
  Accounts receivable, net of allowances for doubtful
     accounts of $10,469 at September 30, 2000 and $16,249
     at December 31, 1999...................................      184,420          174,646
  Prepaid expenses, income taxes and other current assets...       62,178           33,038
  Deferred taxes............................................       90,330           79,186
                                                               ----------       ----------
          Total current assets..............................      766,254          675,789
Long term marketable securities.............................      366,557          397,447
Fixed assets, net...........................................       66,520           45,392
Deferred taxes..............................................       79,355           93,904
Intangibles and other assets................................      271,062          266,862
                                                               ----------       ----------
          Total assets......................................   $1,549,748       $1,479,394
                                                               ==========       ==========

                  LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   38,936       $   13,723
  Accrued liabilities.......................................      235,857          253,062
  Deferred revenue..........................................      130,985          123,236
  Long term debt, current portion...........................           --              103
                                                               ----------       ----------
          Total current liabilities.........................      405,778          390,124
  Deferred taxes............................................        8,620           10,575
  Deferred revenue, less current portion....................       29,648           30,005
  Long term debt and other liabilities......................      392,696          379,267
                                                               ----------       ----------
          Total liabilities.................................      836,742          809,971
                                                               ----------       ----------
  Minority Interest.........................................       12,400            9,317
                                                               ----------       ----------
Common stock, $.01 par value; authorized: 300,000,000
  shares; issued: 140,395,000 shares at September 30, 2000
  and 139,419,528 shares at December 31, 1999; outstanding:
  137,634,003 shares at September 30, 2000 and 138,734,527
  shares at December 31, 1999...............................        1,388            1,387
Treasury stock..............................................      (29,693)         (11,023)
Additional paid-in capital..................................      690,801          644,821
Cumulative other comprehensive loss -- unrealized gain
  (loss) on investments and foreign currency translation....       (2,218)          (9,957)
Retained earnings...........................................       40,328           34,878
                                                               ----------       ----------
          Total stockholders' equity........................      700,606          660,106
                                                               ----------       ----------
          Total liabilities, minority interest, and
            stockholders' equity............................   $1,549,748       $1,479,394
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

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                2000          1999
                                                              ---------    -----------
Cash flows from operating activities:
  Net income (loss).........................................  $  44,503    $  (169,785)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) from operating activities:
    Depreciation and amortization...........................     62,685         61,551
    Bad debt expense........................................      7,311         36,867
    Interest on convertible notes...........................     13,543         12,934
    Minority Interest.......................................     (3,386)            --
    Deferred taxes..........................................      1,450        (24,733)
    Stock compensation charges..............................     15,031         14,806
    Gain on sale of Goto.com investment.....................    (28,551)            --
    Gain on sale of Network Associates Japan, Inc.
     investment.............................................    (11,947)            --
    Changes in assets and liabilities:
      Accounts receivable...................................    (16,818)        33,092
      Prepaid expenses, taxes and other.....................    (36,686)        16,797
      Accounts payable and accrued liabilities..............      6,847        (28,943)
      Deferred revenue......................................      7,392        (43,782)
                                                              ---------    -----------
         Net cash provided by (used in) operating
           activities.......................................     61,374        (91,196)
Cash flows from investing activities:
  Purchase of marketable securities.........................   (347,213)      (129,080)
  Sale of marketable securities.............................    368,117         39,133
  Purchase of other investments.............................    (21,650)            --
  Additions to fixed assets.................................    (36,478)       (17,778)
  Proceeds from sale of Goto.com investment.................     36,750             --
  Proceeds from sale of Network Associates Japan, Inc.
         Investment.........................................     11,947             --
  Other.....................................................     (1,959)         6,518
                                                              ---------    -----------
         Net cash provided by (used in) investing
           activities.......................................      9,512       (101,207)
Cash flows from financing activities:
  Repayment of notes payable................................       (103)        (2,791)
  Issuance of common stock under stock option and stock
    purchase plans..........................................     37,937         26,149
  Repurchase of common stock................................    (92,681)        (1,606)
  Exercise of warrants......................................                       459
  Change in minority interest and other.....................        950             --
  Proceeds from sale of put options.........................     13,890          5,250
                                                              ---------    -----------
         Net cash provided by (used in) financing
           activities.......................................    (40,007)        27,461
                                                              ---------    -----------
  Effect of exchange rate fluctuations......................    (15,786)        (4,531)
                                                              ---------    -----------
Net increase (decrease) in cash and cash equivalents........     15,093       (169,473)
Cash and cash equivalents at beginning of period............    316,784        418,899
                                                              ---------    -----------
Cash and cash equivalents at end of period..................  $ 331,877    $   249,426
                                                              =========    ===========
Non cash investing activities:
    Unrealized gain (loss) on investments...................  $  23,525    $    (2,412)
                                                              =========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by Networks Associates, Inc. (the "Company") without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has three reportable segments consisting of computer security and management software ("Infrastructure"), consumer PC security and management software on the Internet ("McAfee.com"), and managed security and availability application services to business users on the Internet ("myCIO.com").

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements as of and for the year ended December 31, 1999, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

 2. STOCK OPTION REPRICING AND STOCK REPURCHASE PLAN

     On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company's common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.3 million shares at $11.063 were vested and outstanding at September 30, 2000.

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $2.2 million and $5.1 million were expensed in the three and nine months ended September 30, 2000, respectively.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As of July 1, 2000 this guidance was effective.

     As a result of the introduction of this Interpretation, stock options repriced by the Company on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, the Company has and will continue to remeasure compensation cost for the repriced options until the options are exercised, cancelled, or forfeited without replacement. The first valuation period began with the effective date of the Interpretation which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company's common stock on July 1, 2000, which was $20.375. The resulting

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28. When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In addition, variable plan accounting as described above, applies to options issued to employees of McAfee.com and myCIO.com as a replacement for Company options which were subject to the repricing described above. As a result the Company will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000.

     As a result, during the quarter ended September 30, 2000, the Company recorded a compensation charge to earnings of approximately $9.9 million. As of September 30, 2000, the Company, McAfee.com and myCIO.com had options, outstanding and subject to variable plan accounting, amounting to 5.2 million,
0.1 million, and 0.3 million, respectively.

     In May 1999, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock in the open market. In July 2000, the Board of Directors authorized the Company to repurchase additional common stock of up to $50 million in the open market. Through September 30, 2000, the Company repurchased 4.5 million shares of its common stock bringing total cash outlay to date to approximately $105.1 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements.

     On August 2, 1999, February 16, 2000 and May 31, 2000, Network Associates sold "European style" put options for 3,000,000 shares of the Company's common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, remaining expiry dates are February 16, 2001 and May 31, 2001. The strike price for these remaining put options are $30.00 and $24.07, respectively. On August 3, 2000, put options sold on August 2, 1999 for 1,000,000 shares were exercised in the Company's stock. The strike price for these put options was $20.00. The Company received total proceeds of $19,140,000 from the sale.

 3. SEGMENT REPORTING

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Through fiscal year 1999, the Company determined that it had a single reporting segment consisting of the development, sale, and support of computer security and management software. Since then, the Company established two of its subsidiaries, McAfee.com and myCIO.com, as separate business entities. As of September 30, 2000, the Company evaluated its product segments in accordance with SFAS 131 and concluded that its reportable segments are Infrastructure, McAfee.com, and myCIO.com.

     The Infrastructure segment is organized into four product lines McAfee, Sniffer Technologies, PGP Security, and Magic Solutions. These product lines are marketed and sold through a direct sales force to distributors, retailers, and end users worldwide.

     The McAfee.com segment is a one-stop destination for consumer PC security and management needs on the Internet. The McAfee.com website provides a line of online products and services personalized for the user based on the user's PC configuration, attached peripherals and resident software.

     The myCIO.com segment is an infrastructure ASP targeted at business users. myCIO.com delivers network security and availability services hosted on its servers to businesses on the Internet.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

     Summarized financial information concerning the Company's reportable segments is provided as follows (in thousands):

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                         --------------------    ---------------------
                                           2000        1999        2000        1999
                                         --------    --------    --------    ---------
Infrastructure:
  Net revenue..........................  $223,014    $188,438    $645,930    $ 449,494
  Segment income (loss)................    16,107      10,895      82,436     (147,987)
McAfee.com:
  Net revenue..........................    12,561       6,763      34,726       16,095
  Segment loss.........................    (6,191)    (11,136)    (19,572)     (21,798)
myCIO.com:
  Net revenue..........................     3,162          --       6,209           --
  Segment loss.........................    (5,837)         --     (18,361)          --

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2000             1999
                                                             -------------    ------------
Infrastructure:
  Total Assets.............................................   $1,425,164       $1,384,107
McAfee.com:
  Total Assets.............................................      110,269           95,287
myCIO.com:
  Total Assets.............................................       14,315               --

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In October 2000, the SEC released interpretive guidance on SAB 101 in the form of frequently asked questions and responses to provide guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective for the Company's fiscal year ended December 31, 2000.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

 5. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income
(loss) per share calculations is provided as follows (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30, 2000
                                                 --------------------    ---------------------
                                                   2000        1999        2000        1999
                                                 --------    --------    --------    ---------
Numerator -- basic
Net income (loss)..............................  $  4,079    $   (241)   $ 44,503    $(169,785)
                                                 ========    ========    ========    =========
Numerator -- diluted
Net income (loss)..............................  $  4,079    $   (241)   $ 44,503    $(169,785)
                                                 ========    ========    ========    =========
Denominator -- basic
Basic weighted average common shares
  outstanding..................................   137,482     139,038     138,144      137,906
                                                 ========    ========    ========    =========
Denominator -- diluted
Basic weighted average common shares
  outstanding..................................   137,482     139,038     138,144      137,906
                                                 --------    --------    --------    ---------
Effect of dilutive securities:
  Common stock options.........................     3,016          --       4,128           --
  Put options..................................       491          --         182           --
                                                 ========    ========    ========    =========
Diluted weighted average shares................   140,989     139,038     142,454      137,906
                                                 ========    ========    ========    =========
Net income (loss) per share -- basic...........  $   0.03    $   0.00    $   0.32    $   (1.23)
                                                 ========    ========    ========    =========
Net income (loss) per share -- diluted.........  $   0.03    $   0.00    $   0.31    $   (1.23)
                                                 ========    ========    ========    =========

     At September 30, 2000 and 1999, 16.8 million and 26.8 million potential common shares, respectively, were excluded from the determination of diluted net income per share as the effect of such shares are anti-dilutive.

 6. ACQUISITIONS BY SUBSIDIARIES

     On February 15, 2000, McAfee.com acquired all of the outstanding capital stock of Signal 9 Solutions Canada, Inc., a privately held provider of personal firewall software, for approximately $2.0 million in cash and 385,001 shares of McAfee.com Class A common stock. The total purchase price was approximately $18.0 million, including transaction costs. McAfee.com recorded the total purchase price as purchased technology and goodwill, and will be amortized on a straight-line basis over three years.

     In June 2000, McAfee.com acquired another company, for $250,000 in cash and 165,000 shares of Class A common stock. The acquisition was accounted for using the purchase method of accounting and the total purchase price was approximately $4.3 million, including transaction costs. McAfee.com analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however McAfee.com determined that the acquired technologies are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $4.3 million was recorded as goodwill, and is being amortized on a straight-line basis over three years. The activities of the acquired company were insignificant.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

 7. LITIGATION

     From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law, distribution arrangements, and employee arrangement matters.

  Securities Cases

     In Re Network Associates, Inc. Securities Litigation. On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 6, 1999. Twenty-five similar actions asserting virtually identical allegations have been filed by other plaintiffs. The Court has consolidated these cases and has appointed a Lead Plaintiff. Petitions to the Ninth Circuit to appoint a different lead plaintiff have been denied. An amended complaint was filed by the Lead Plaintiff asserting the same claims as above. Defendants filed a motion to dismiss on June 6, 2000. The Court heard the motion to dismiss on August 16, 2000. The Court granted in part and dismissed in part the motion to dismiss. The Court allowed only plaintiffs' claims related to In-Process Research and Development to go forward. Plaintiffs filed a First Amended Consolidated Complaint, and defendants filed an answer. Discovery has begun.

     State Board of Administration of Florida v. Network Associates, et al. On October 27, 2000, an individual action, captioned State Board of Administration of Florida v. Network Associates, et al., Civil Action No. C-00-3981-EDL, was filed against the Company and several of its officers in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of plaintiff the State Board of Administration of Florida. The allegations and claims are nearly identical to those made in the First Amended Consolidated Complaint which was filed in In Re Network Associates, Inc. Securities Litigation described above.

     In Re Network Associates, Inc. Derivative Litigation. On May 12, 1999, a purported derivative action, captioned Dow Jones Investment Club v. Network Associates, Inc. et al., Civil Action No. CV-781854, was filed against nominal defendant Network Associates and certain of its officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges violations of Sections 25402 and 1507 of the California Corporations Code, breach of fiduciary duty, insider trading, gross negligence, and unjust enrichment. The complaint seeks unspecified damages. Two similar derivative actions have been filed by other plaintiffs in the Superior Court of California, County of Santa Clara, including Leighton v. Network Associates, Inc. et al., Civil Action No. CV-781947, and Katz v. Network Associates, Inc., et al., Civil Action No. CV-782194. The court ordered these three actions consolidated for pretrial and trial proceedings and deemed the complaint filed in the Leighton action the operative complaint. Defendants' demurrer to the operative complaint was sustained with leave to amend. A First Amended Complaint was filed by the plaintiffs. The Company and the individual defendants demurred to the First Amended Complaint. The demurrer was argued on September 7, 2000, and the decision is still pending. Discovery is ongoing.

     Gage v. Network Associates. A similar case, captioned Gage v. Network Associates, Inc., et al., Civil Action No. B C211552, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Sections 25400 et seq. of the California Corporations Code,
Section 17200 of the California Business and Professions Code, and breach of fiduciary duty. The parties stipulated to transfer the action to Santa Clara County Superior Court where it is now pending under Civil Action No. CV-785715. The complaint was dismissed without prejudice. Gage has filed an amended complaint asserting claims in his

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

individual capacity, but has not yet renewed the assertion of any derivative claims. Defendants filed a demurrer to the amended complaint. Discovery is ongoing.

  Other Litigation

     Hilgraeve v. Network Associates. On September 15, 1997, the Company was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that the Company's VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The District Court granted the Company's motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of the Company on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. The Court has set a scheduling conference for October 26, 2000.

     On October 10, 2000, Hilgraeve filed another complaint against the Company, also in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' Webshield product infringes the same Hilgraeve patent at issue in the first suit. Hilgraeve's action seeks injunctive relief and unspecified money damages.

     Homenexus Inc. f/k/a HomeRun Network, Inc. v. DirectWeb, Inc., et al. No. 99-CV-2316 (CRW) (E.D. Pa.). In this action, filed in federal court in the Eastern District of Pennsylvania on May 5, 1999, plaintiff Homenexus alleges that DirectWeb successfully conspired with all defendants, including the Company and William Larson, to wrongly misappropriate plaintiff's purported proprietary business plan and to deliberately infringe plaintiff's purported trade dress in its alleged web-site. The complaint further alleges that all defendants conspired to commit, and did commit, the torts of conversion and unfair competition. Plaintiff filed an amended complaint on June 21, 2000, adding a new defendant, Riaz Karamali. The Company and William Larson deny the allegations.

     The Company and the individual defendants intend to defend all of the above actions vigorously. There can be no assurance that any of these complaints can be resolved without costly litigation, or in a manner that is not adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. Currently, no amounts have been accrued for these matters.

     The Company is involved in litigation not described herein relating to claims arising out of its operations in the normal course of business. As of September 30, 2000, the Company was not party to any legal proceedings not described herein, that if decided adversely to the Company, would, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

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

OVERVIEW

     We are a leading supplier of security and availability solutions for e-business. Our products focus on two important areas of e-business: network security and network management. In the network security and network management arenas, the majority of our revenue has historically been derived from our McAfee anti-virus product line and our Sniffer network fault and performance management product line. These two flagship product lines form the customer base and product base from which the balance of our product line has developed.

     In recent years, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, we strengthened our anti-virus lineup by adding complementary products in the firewall, intrusion protection, encryption, and virtual private networking categories. On the network management side, we built upon our Sniffer line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product line. We have combined complementary products into separate product lines, offering customers the ability to license multiple products at the same time. In January 2000, our products were organized into the product lines described below:

     - McAfee, which primarily markets the McAfee Active Virus Defense (AVD) product line;

     - Sniffer Technologies, which primarily markets the Sniffer Total Network Visibility (TNV) product line;

     - PGP Security, which primarily markets the PGP Total Network Security
       (TNS) product line; and

     - Magic Solutions, which primarily markets the Magic Total Support Desk
       (TSD) product line.

     The four product groups represent our infrastructure segment. The reorganization around our product groups is designed to allow us to, among other things, react faster to customers' changing needs and better specialize our sales force so they know our products and their markets in greater depth. In addition, although specialization between security (anti-virus and security product lines) and manageability (availability and service desk product lines) previously existed, with the reorganization we seek to better differentiate anti-virus from security and availability from service desk.

     For the three and nine months ended September 30, 2000, our infrastructure segment accounted for approximately $223.0 and $645.9 million in net revenue and net income of $16.1 and $82.4 million, respectively.

     In addition to our product groups, we have two subsidiaries that are applications service providers. McAfee.com, our publicly traded subsidiary, is a consumer applications service provider, or ASP, and myCIO.com, our wholly owned subsidiary, is a business applications service provider.

MCAFEE

     McAfee sells anti-virus products to corporate customers. The McAfee Active Virus Defense, or AVD, incorporates the following products into a multi-tier virus defense system: VirusScan for desktop protection, NetShield for file server protection, GroupShield for groupware protection and WebShield for Internet gateway protection. McAfee also provides tools to manage and enforce corporate virus security policy, updates and reporting with ePolicy Orchestrator and Anti-Virus Informant. McAfee products are backed by our anti-virus research organization, McAfee AVERT (Anti-Virus Emergency Response Team), which protects McAfee customers against virus attacks that have become increasingly complex and frequent in recent years. The McAfee Active Virus Defense product line consists of VirusScan, NetShield, Group Shield, E-Policy Orchestrator, Anti-Virus Informant, AutoUpdate, and Management Edition. McAfee's product lines includes WebShield and WebShield E-ppliance 100.

SNIFFER TECHNOLOGIES

     Sniffer Technologies sells network monitoring, analysis, reporting and capacity planning tools. The Sniffer product line enables enterprises and service providers to maintain the availability and performance of their networks and applications. The Sniffer product line consists of the Sniffer Portable Analysis Line, the Sniffer Distributed Analysis Line, the Sniffer Reporter Line and Sniffer Pro for Packet over SONET. Sniffer Technologies also offers education and consulting services.

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

PGP SECURITY

     PGP Security sells security products to corporate customers. PGP Security's product line, PGP Total Network Security (TNS) includes firewall, intrusion protection, encryption and virtual private network (VPN) security products. The TNS product line features Gauntlet for firewall and VPN, CyberCop for intrusion protection and PGP for encryption and VPN. The TNS product line consists of Gauntlet Firewall, Gauntlet Active Firewall Line, CyberCop Scanner, CyberCop Monitor, CyberCop Sting, PGP Desktop, PGP Policy Management Agent, PGP VPN Client, PGP VPN Line and WebShield E-ppliance 300.

MAGIC SOLUTIONS

     Magic Solutions sells help desk, network management and other service tools. Magic Solutions' product line, Magic Total Service Desk, or Magic TSD, provides proactive network management and help desk technology in one integrated service desk solution. The Magic TSD product line consists of Magic HelpDesk, Self ServiceDesk, Remote Desktop and Event Management. In addition to the Magic TSD product line, Magic Solution also sells a Zero Administration Client line.

MCAFEE.COM

     Effective January 1, 1999, we contributed our consumer e-commerce business to our then wholly owned subsidiary, McAfee.com. In December 1999, McAfee.com completed its initial public offering in which it sold to the public approximately 7.2 million shares of its Class A common stock, entitled to one vote per share. As of September 30, 2000, we owned 36,000,000 shares of the McAfee.com Class B common stock, entitled to three votes per share and representing approximately 81% of McAfee.com's outstanding common stock and 93% of its total voting power.

     McAfee.com is an online provider of PC security and management products and services for consumers. Through the McAfee.com web site, consumers can secure, repair, update and upgrade their PCs online. The McAfee.com web site provides a line of online products and services personalized for consumers based on their PC configurations, software and attached peripherals, such as scanners, printers and modems. McAfee.com began operations as one of the first consumer applications service providers hosting PC security and management software applications. The McAfee.com applications allow consumers to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs with current software patches and upgrades. The McAfee.com home page provides access to free product and service centers, such as the Shopping Center, and subscriber services, such as the McAfee Clinic. Subscribers to the McAfee Clinic service can access all of McAfee.com's online centers.

     For the three and nine months ended September 30, 2000, on a segment basis McAfee.com accounted for approximately $12.6 and $34.7 million in net revenue and a net loss of $6.2 and $19.6 million, respectively.

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

     For the three and nine months ended September 30, 2000, on a segment basis, myCIO.com accounted for approximately $3.2 and $6.2 million in net revenue and a net loss of $5.8 and $18.4 million, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items in our statements of operations.

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
Net revenue:
  Product...................................................   78.4%    76.4%    77.5%    65.2%
  Services and support......................................   21.6     23.6     22.5     34.8
                                                              -----    -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0    100.0
Cost of revenue:
  Product...................................................   12.3     12.2     12.0     13.8
  Services and support......................................    4.0      4.9      3.9      6.0
                                                              -----    -----    -----    -----
          Total cost of revenue.............................   16.3     17.1     15.9     19.8
Gross profit................................................   83.7     82.9     84.1     80.2
Operating expenses:
  Research and development..................................   17.8     19.9     18.4     23.6
  Marketing and sales.......................................   41.5     45.6     42.8     58.7
  General and administrative................................    7.9     12.4      8.9     21.5
  Amortization of intangibles and stock compensation
     charge.................................................   12.0     10.8      8.8     12.5
  Acquisition and other related costs.......................     --     (5.4)      --     (4.0)
                                                              -----    -----    -----    -----
          Total operating expenses..........................   79.2     83.3     78.9    112.3
                                                              -----    -----    -----    -----
          Income (loss) from operations.....................    4.5     (0.4)     5.2    (32.1)
  Interest and other income and expense, net................    2.4      1.0      2.3      1.1
  Gain on sale of investments, net..........................     --       --      5.9       --
  Minority interest in consolidated subsidiaries............    0.4       --      0.5       --
                                                              -----    -----    -----    -----
          Income (loss) before provision for income taxes...    7.3      0.6     13.9    (31.0)
Provision for income taxes..................................    5.6      0.7      7.4      5.5
                                                              -----    -----    -----    -----
          Net income (loss).................................    1.7%    (0.1)%    6.5%   (36.5)%
                                                              =====    =====    =====    =====

     Net revenue. Net revenue was $238.7 million in the three months ended September 30, 2000, an increase of 22.3% from $195.2 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, net revenue increased 47.5% to $686.9 million from $465.6 million in the same period in 1999. The increase in net revenue for the three months ended September 30, 2000 as compared to the same period ended September 30, 1999 primarily relates to increases in new customer purchases and increase in customer renewals of product licenses as well as continued acceptance of our support services. Additionally, net revenue for the nine months ended September 30, 2000 as compared to the same period ended September 30, 1999 increased due to our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products in the second quarter of 1999. The increase also reflects positive results from our reorganization into four product groups, with four separate sales groups focused on selling their respective product line.

     Product revenue includes revenue from product licenses and hardware. Product revenue was $187.2 million in the three months ended September 30, 2000, an increase of 25.5% from $149.1 million in the three months ended 1999. For the nine months ended September 30, 2000, product revenue increased 75.4% to $532.1 million from $303.4 million as compared to the same period in 1999.

     Services and support revenue include revenue from software support, maintenance contracts, education and consulting services, which are deferred and recognized over the related service period. Service revenue increased 11.9% to $51.5 million from $46.1 million in the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, service revenue decreased 4.6% to $154.8 million from $162.2 million as compared to the same period in 1999.

     Beginning with quarter ending December 31, 2000, we expect to see an increase in the number of, and amount of our net revenue attributable to, the sale of perpetual licenses.* Under a perpetual license, a customer initially purchases the base-line software and subsequently acquires upgrades and updates. In contrast, under our time-based license model, customers license the software, including upgrades and updates, for a specified period. At the end of the license period, the customer must renew their time-based license. Sales of perpetual licenses typically result in significantly higher upfront revenue and lower recurring and future revenues as the cost of upgrades and updates tend to be significantly lower than the cost of the perpetual license. In addition, as a result of this shift to perpetual licenses, our deferred revenue balance on our balance sheet will and may be lower than historical levels.* Factors contributing to this increase in perpetual licenses include greater sales of hardware-based Sniffer and E-ppliance products where software is bundled onto the hardware platform and a general customer preference for perpetual licenses.*

     Our rate of growth has slowed in recent periods due to increased price competition, a maturing anti-virus market and an increasingly higher base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders as well as expanding our customer base. If our renewal rate or our pace of new customers slows, our net revenues and operating results would be adversely affected.*

     International revenue accounted for approximately 33% and 35% of net revenues for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, international revenue was approximately 37% and 40%, respectively. The decrease in international revenue as a percentage of total revenue was primarily due to lower overall net revenue in the second quarter of 1999, relating to our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products. During the three months ended September 30, 2000, sales were adversely impacted by the recent decline in the value of the Euro relative to the U.S. dollar. We expect that international revenue will continue to account for a significant percentage of net revenue.* We also expect that a significant portion of our international revenue will be denominated in local currencies.* To reduce the impact of foreign currency fluctuations we engage in financial risk management activities. However, future results of income may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties in staffing and managing foreign operations. There can be no assurance that these factors will not have a material adverse affect on our future international revenue. In addition, there can be no assurance that global macroeconomic issues will not have a material adverse impact on our revenue or revenue growth in the future. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.* There are a number of additional risks related to the export of our encryption and security products.

     Cost of Net Revenue. Cost of net revenue increased 17.0% to $39.0 million from $33.3 million in the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, cost of net revenue increased 18.6% to $109.3 million from $92.1 million in the same period in 1999. The increase in cost of net revenue was primarily due to the increase in net revenue.

     Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and with respect to hardware based Sniffer and E-ppliance products, computer platforms and other hardware components. Cost of product revenue increased 24.4% to $29.5 million from $23.7 million in the three months ended September 30, 2000 and 1999, respectively. For

------------------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the risk factor on page 19 for discussion of certain factors that could affect future performance.

the nine months ended September 30, 2000, cost of product revenue increased 28.7% to $82.5 million from $64.1 million in the same period in 1999. As a percentage of net revenue, cost of product revenue was 12.3% and 12.2% for the three months ended September 30, 2000 and 1999, respectively. In future periods, we expect that cost of product revenue will increase in absolute terms and as a percentage of net revenue in conjunction with an expected increase in the number of hardware based products sold by us.*

     Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. Cost of services and support revenue decreased 1.4% to $9.5 million from $9.6 million in the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, cost of services and support revenue decreased 4.3% to $26.8 million from $28.0 million in the same period in 1999.

     Research and Development. Research and development expense consist primarily of salary and benefits of our development and technical support staff. Research and development expenses were $42.6 million in the three months ended September 30, 2000, an increase of 9.4% from $38.9 million in the three months ended September 30, 1999. Research and development expense was $126.3 million in the nine months ended September 30, 2000, an increase of 15.0% from $109.8 million in the nine months ended September 30, 1999. As a percentage of net revenue, research and development expense was 17.8% and 19.9% in the three months ended September 30, 2000 and September 30, 1999, respectively. The decrease as a percentage of net revenue was due to actual spending growing at a slower rate than revenue, which is consistent with our cost control efforts. As a percentage of net revenue, research and development expense was 18.4% and 23.6% in the nine months ended September 30, 2000 and 1999, respectively. Nonetheless, for the first nine months ended September 30, 2000, there was an increase in actual spending in staffing and equipment expense to support growth in our product and service offerings. We anticipate that research and development expenses will increase slightly in absolute dollars in the three months ended December 31, 2000, but may fluctuate as a percentage of net revenue.* We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop new products and develop and integrate acquired products. The market for our products is frequently characterized by low barriers to entry, and is characterized by rapid technological change, intense competition with respect to price and timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development during a given period.*

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Marketing and sales expenses were $99.1 million in the three months ended September 30, 2000, an increase of 11.5% from $88.9 million in the three months ended September 30, 1999. Marketing and sales expenses were $294.2 million in the nine months ended September 30, 2000, an increase of 7.6% from $273.3 million in the nine months ended September 30, 1999. As a percentage of net revenue, marketing and sales expense was 41.5% and 45.6% in the three months ended September 30, 2000 and 1999, respectively. As a percentage of net revenue, marketing and sales expense was 42.8% and 58.7% in the nine months ended September 30, 2000 and 1999, respectively. The decrease on a percentage of net revenue basis was due to actual spending growing at a slower rate than revenue which is consistent with our cost control efforts. The increase in actual spending was due to the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for the McAfee.com business segment. We expect sales and marketing to increase in the three months ended December 31, 2000, particularly as McAfee.com and myCIO.com, each continues with its efforts to build brand recognition and sales and marketing expenses will continue to fluctuate as a percentage of net revenue.*

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. General and administrative costs were $18.8 million in the three months ended September 30, 2000, a decrease of 22.5% from $24.2 million in the

------------------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the risk factor on page 19 for discussion of certain factors that could affect future performance.

three months ended September 30, 1999. General and administrative costs were $60.9 million in the nine months ended September 30, 2000, a decrease of 39.2% from $100.2 million in the nine months ended September 30, 1999. As a percentage of net revenue, general and administrative expense was 7.9% and 12.4% in the three months ended September 30, 2000 and 1999, respectively. As a percentage of net revenue, general and administrative expense was 8.9% and 21.5% in the nine months ended September 30, 2000 and 1999, respectively. The decrease in the three months ended September 30, 2000 was due to actual spending growing at a slower rate than revenue which is consistent with our cost control efforts. For the nine months ended September 30, 2000, the decrease was primarily due to a $31.8 million charge to cover doubtful accounts for the three months ended June 30, 1999. Excluding this charge, general and administrative expense was $68.4 million, which decreased slightly in the nine months ended September 30, 2000 and is consistent with our cost control efforts. We expect general and administrative expense to increase in the three months ended December 31, 2000, but these expenses may fluctuate as a percentage of net revenue.*

     Amortization of Intangibles and Stock Compensation Charge. We expensed $28.6 million and $21.0 million of amortization related to intangibles and stock compensation charge in the three months ended September 30, 2000 and 1999, respectively. We expensed $60.8 million and $58.2 million of amortization related to intangibles and stock compensation charge in the nine months ended September 30, 2000 and 1999, respectively. Intangibles consist of purchased goodwill and certain technology acquired through acquisitions.

     On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company's common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.3 million shares at $11.063 were vested and outstanding at September 30, 2000.

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $2.2 million and $5.1 million were expensed in the three and nine months ended September 30, 2000, respectively.

     As a result of the introduction of FIN 44, stock options repriced by the Company on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, the Company has and will continue to remeasure compensation cost for the repriced options until the options are exercised, forfeited or cancelled without replacement. The first valuation period began with the effective date of FIN 44 which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company's common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28. When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In addition, variable plan accounting as described above, applies to options issued to employees of McAfee.com and myCIO.com as a replacement for Company options which were subject to the repricing described above. As a result the Company will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000.

------------------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the risk factor on page 19 for discussion of certain factors that could affect future performance.

     As a result, during the quarter ended September 30, 2000, the Company recorded a compensation charge to earnings of approximately $9.9 million. As of September 30, 2000, the Company, McAfee.com and myCIO.com had options, outstanding and subject to variable plan accounting, amounting to 5.2 million,
0.1 million, and 0.3 million, respectively.

     As of September 30, 2000, we estimate that for each $1 increase in our per share stock price above $20.375, the stock compensation charge as adjusted for exercises, forfeitures and cancellations without replacements would amount to approximately $5 million which would be charged to earnings over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28. If options are fully vested, the charge would be recorded to earnings immediately.

     Acquisition and other related cost. In relation to our acquisitions as of December 31, 1999, we recorded reserves consisting principally of expenditures related to accrued lease termination costs and adjustments to remaining accruals. As of December 31, 1999, all expenditures related to these accruals have been completed and excess reserves were credited to acquisition and other related charges.

     Interest and Other Income and Expense, net. Interest and other income and expense, net, increased to $5.7 million in the three months ended September 30, 2000 from $1.9 million in the three months ended September 30, 1999. Interest and other income and expense, net, increased to $16.3 million in the nine months ended September 30, 2000 from $5.4 million in the nine months ended September 30, 1999. The increase was primarily due to the increase in interest income as a result of higher cash and marketable securities average balances.

     Gain on Sale of Investments. In the nine months ended September 30, 2000, the Company recognized a total gain of $40.4 million on the sale of our venture and strategic investments, including gain on sale of Network Associates Japan, Inc. amounting to $11.9 million.

     Minority Interest in Consolidated Subsidiaries. In the three and nine months ended September 30, 2000, minority interest from consolidated subsidiaries was $1.1 million and $3.4 million, respectively.

     Provision for Income Taxes. Our provision for income taxes was $13.4 million and $1.3 million for the three months ended September 30, 2000 and 1999. The provision for income taxes was $50.9 million and $25.8 million for the nine months ended September 30, 2000 and 1999. The provision for income taxes primarily relates to federal income tax on capital gains from the sale of investments and to income taxes currently payable in foreign jurisdictions.

  Liquidity and Capital Resources

     At September 30, 2000, we had $331.9 million in cash and cash equivalents and $464.0 million in marketable securities, for a combined total of $795.9 million.

     Net cash provided by operating activities was $61.4 million in the nine months ended September 30, 2000, consisted primarily of net income before depreciation and amortization, stock compensation expense, interest expense related to the Zero Coupon Convertible Subordinated Debentures, bad debt expense and deferred taxes, offset by a gain on the sale of venture and strategic investments. In addition, net cash provided by operating activities in the nine months ended September 30, 2000 consisted primarily of increases in accounts payable, accrued liabilities, and deferred revenue, offset by increases in accounts receivable, prepaid expenses, taxes and other assets. Net cash used in operating activities was $91.2 million in the nine months ended September 30, 1999, consisted primarily of net loss before depreciation and amortization, bad debt expense, and stock compensation charges, interest related to Zero Coupon Convertible Subordinated Debentures, offset by deferred taxes. In addition, net cash used in operating activities in the nine months ended September 30, 1999 primarily consisted of decreases in deferred revenue, accounts payable, and

------------------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See the risk factor on page 19 for discussion of certain factors that could affect future performance.

accrued liabilities, which were partially offset by a decrease in accounts receivable, prepaid and other current assets.

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

     Net cash provided by investing activities was $9.5 million in the nine months ended September 30, 2000, primarily reflecting proceeds from sale of venture and strategic investments which were offset by purchases of marketable securities and other investments, and additions in fixed assets. We obtained proceeds of $36.8 million and $11.9 million from our sale of Goto.com shares and the sale of less than 5% of the shares of our Japanese subsidiary, Network Associates Japan, Inc., respectively. Net cash used in investing activities was $101.2 million in the nine months ended September 30, 1999 consisting primarily of the purchase of marketable securities and additions to fixed assets.

     Net cash used in financing activities was $40.0 million in the nine months ended September 30, 2000, consisting primarily of the repurchase of common stock which was offset by the proceeds associated with the exercise of non-qualified stock options and sale of put options. Net cash provided by financing activities was $27.5 million in the nine months ended September 30 1999, consisted primarily of the proceeds associated with the exercise of non qualified stock options and sale of put options, which was partially offset by the effect of exchange rate fluctuations.

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

------------------------

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

OUR QUARTERLY FINANCIAL RESULTS WILL LIKELY FLUCTUATE

     Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

     - volume, size, nature (perpetual or subscription) and timing of new licenses and renewals of existing licenses;

     - our distributor inventory levels and product return rates;

     - our inventory levels;

     - introduction of new products, product upgrades or updates by us or our competitors;

     - the mix of products we sell;

     - the size and timing of our non-cash stock-based charges;

     - changes in product prices by us or our competitors;

     - trends in the computer industry and general economic conditions;

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

     - fluctuations in our Japanese subsidiary's, Network Associates Japan, Inc., expenditure levels related to its efforts to build its brand and corporate awareness in Japan;

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

Our business is impacted by the seasonal trends and global or regional macroeconomic trends. For example, our net revenue is typically higher in the fourth quarter, as many customers complete annual budgetary cycles, and lower in the summer months when many businesses experience lower sales, particularly in the European market. Our business in Japan, Asia and Latin America has been adversely impacted by the adverse economic conditions there. If these conditions were to spread to Europe or the U.S., our business, results of operations and financial condition would be adversely impacted.

WE FACE RISKS RELATED TO THE DIVISION OF OUR BUSINESS INTO PRODUCT GROUPS

     On January 1, 2000, we divided our business into four product groups:
McAfee, which markets the McAfee Active Virus Defense (AVD) product line; Sniffer Technologies, which markets the Sniffer Total Network Visibility (TNV) product line; PGP Security, which markets the PGP Total Network Security (TNS) product line; and Magic Solutions, which markets the Magic Total Support Desk
(TSD) product line. This reorganization, along with a related product group sales force reorganization, is intended to allow us to react faster to customers needs and to focus each product group's sales force on selling their respective product line and the individual point products contained in those product lines. As part of this reorganization, we also reorganized our U.S. professional services organization around our product groups. Our customers and potential customers, sales force and professional service organization may not respond favorably to the change and our business and future financial performance could suffer. This reorganization may be unsuccessful due to, among other things:

     - uncertainty and customer dissatisfaction surrounding our shift in focus to our product group strategy, including uncertainty as to our continued level of support for our combined product lines, previously marketed as one line and continued integration of our various product lines;

     - customer confusion or irritation related to multiple sales calls from different members of our reorganized sales force;

     - a loss of potential cross selling opportunities and a lack of lead sharing between the separate product groups' sales representatives who are generally only compensated for sales made by them of products within their respective product groups;

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

WE MAY EXPERIENCE HIGHER OVERALL REVENUE IN THE NEAR-TERM BUT LOWER FUTURE SOFTWARE LICENSE REVENUE DUE TO EXPECTED INCREASED LEVELS OF PERPETUAL LICENSES

     We expect an increase in the number of, and amount of our net revenue attributable to, our sale of perpetual software licenses. Under a perpetual license, a customer purchases the base-line software and subsequently acquires software upgrades and updates. In contrast, under a subscription model, customers license the software, including upgrades and updates, for a specified period of time. At the end of the initial license period, the customer must renew their software subscription to use our software. Sales of perpetual licenses typically result in significantly higher upfront revenue and lower recurring and future revenues as the sales price for upgrades and updates tend to be significantly lower than that of a perpetual license. Factors contributing to this expected increase in perpetual licenses include greater sales of hardware-based Sniffer and E-ppliance products where software is bundled on to the hardware platform and a general customer preference for perpetual licenses. To offset potential reductions in future revenue, among other things, it will be incumbent upon us to introduce new software products for sale and we may elect to unbundle some of the products previously offered by us on a bundled subscription basis.

OUR STOCK PRICE HAS BEEN VOLATILE AND IS LIKELY TO REMAIN VOLATILE

     During the nine months ended September 30, 2000, our stock price ranged from a per-share high of $36.69 to a low of $18.19. On October 18, 2000, the per share closing price for our common stock was $15.75. On August 2, 1999, February 16, 2000, and May 31, 2000, we sold "European style" put options for 3,000,000 shares of the Company's common stock as part of our stock repurchase plan. European style put options can only be exercised on the expiry date. Remaining expiry dates are February 16, 2001 and May 31, 2001. The strike price for these remaining put options are $30.00 and $24.07, respectively. In the event that the stock price per share is lower than the strike prices at the date of exercise, the number of shares outstanding may increase.

     Furthermore, announcements, litigation developments, and our ability to meet the expectations of brokerage firms, industry analysts or investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with publicly traded securities. A number of putative class actions were brought against our officers, directors and us. See Note 7, Notes to the Condensed Consolidated Financial Statements. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

WE EXPECT SIGNIFICANT STOCK BASED COMPENSATION CHARGES RELATED TO REPRICED
OPTIONS

     In light of the decline in our stock price at the time and in an effort to retain our employee base, in April 1999, we offered to reprice options held by all employees, other than directors and executive officers. If the employee agreed not to exercise any of the repriced options for a period of twelve months, the exercise price of their eligible employee options with an exercise price in excess of $11.0625 was reduced to $11.0625, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, we have and will continue to incur a stock-based compensation charge. In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $2.2 million and $5.1 million were expensed in the three and nine months ended September 30, 2000, respectively.

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

     We have incurred and will continue to incur variable accounting charges related to our and our subsidiaries' repriced options. The valuation of this charge has and will be based on any excess of the closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the fair value of our common stock at July 1, 2000, which was $20.375. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In addition, variable plan accounting as described above, applies to options issued to employees of McAfee.com and myCIO.com as a replacement for Company options which were subject to the repricing described above. As a result Network Associates will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000. During the quarter ended September 30, 2000, the Company recorded a compensation charge to earnings of approximately $9.9 million related to variable plan accounting.

WE FACE RISK ASSOCIATED WITH EMPLOYEE RETENTION AND NEW EMPLOYEE ASSIMILATION

     Many of our employees are located in areas and have skills in fields where there is high worker mobility and work force turnover. The departure of a large number of our employees or a meaningful number of key non-executive employees could have a material adverse impact on many facets of our business, including our ability to develop new products, upgrade existing products, sell our products and provide adequate internal infrastructure. In addition to this general risk, employees whose options were repriced to $11.0625 per share, as described above, agreed to not exercise any of the repriced options for a period of twelve months. Beginning on April 22, 2000, the end of this 12-month lock-up period, we experienced a larger than normal level of employee departures as many of these employees elected to terminate their employment with us. In addition, we hired a significant number of new employees in the first nine months of 2000. We face challenges assimilating these new employees including reduced levels of productivity as these individuals are trained or otherwise adapt to our organization.

WE FACE RISKS ASSOCIATED WITH PAST AND FUTURE TRANSACTIONS

     Our industry has experienced, and is expected to continue to experience, a significant amount of consolidation. As part of our growth strategy, we may buy or make investments in complementary companies, products and technologies. Since 1995 we have completed a large number of significant acquisitions involving both public and private companies, including:

     - CyberMedia in September 1998;

     - Dr Solomon's in August 1998;

     - Secure Networks in May 1998;

     - Magic Solutions and TIS in April 1998;

     - Network General, PGP and Helix Software in December 1997;

     - Cinco Networks in August 1997;

     - Vycor Corporation in February 1996; and

     - Saber Software in August 1995.

     We have also completed a number of smaller acquisitions and acquired a number of our international distributors. In 1999, we began making venture and strategic minority investments in complementary pre-public companies with complementary products, services and technologies. During the quarter, we made minority venture investments totaling $4.0 million. As of September 30, 2000, the minority venture investments we continue to hold totaled $19.6 million valued at cost. We are currently investigating acquisitions of other strategic minority venture investments.

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

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT

     In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we will experience significant charges related to the amortization of purchased technology and goodwill. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings. For the nine months ended September 30, 2000 and 1999, we incurred amortization expense related purchased technology and goodwill amounting to $45.8 million and $43.4 million, respectively.

OUR HARDWARE BASED PRODUCTS FACE MANUFACTURING, SUPPLY, INVENTORY, LICENSING AND OBSOLESCENCE RISKS

     Some of our Sniffer products and E-ppliance products include in addition to our software, a hardware platform as well as software licensed from other companies. We expect the number of our hardware-based products to increase as, among other things, the data rate in computer networks increase, making a software-only solution a less viable solution. Third party manufacturers do the manufacturing of these products under contract for us. Reliance on third party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. In the event that any third party manufacturers cannot or will not continue to manufacture our products in required volumes, on a cost effective basis, in a timely manner or at all, we will have to secure additional manufacturing capacity. Even if such additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could create delay in product shipments.

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

WE FACE RISKS RELATED TO OUR MYCIO.COM STRATEGY

     In January 2000, we launched a new wholly owned subsidiary, myCIO.com. myCIO.com is an infrastructure ASP which delivers to businesses, hosted network security and availability services via the Internet. This web-based model is a relatively new concept and there is a risk that myCIO.com and its products may fail to gain market acceptance.

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

     For the nine months ended September 30, 2000, myCIO.com incurred a net loss of $18.4 million. myCIO.com is likely to incur significant losses for the foreseeable future. These losses will be funded by us and will impact our consolidated financial results.

WE FACE RISKS RELATED TO OUR MCAFEE.COM STRATEGY

     In December 1998, we incorporated McAfee.com as our Internet destination dedicated to updating, upgrading and managing PCs over the Internet for single use retail, non-corporate consumers. We have entered into various inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements with McAfee.com. On December 2, 1999, McAfee.com completed an initial public offering. At September 30, 2000, we owned
36.0 million shares of McAfee.com's Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. McAfee.com Class A common stock is entitled to one vote per share. At September 30, 2000, our McAfee.com holdings represented approximately 81% of McAfee.com's outstanding capital stock and approximately 93% of its total voting power.

     Pursuant to our cross license agreement with McAfee.com, we have licensed all our technology to McAfee.com for use in the markets specified below and McAfee.com has licensed its technology to us for our use outside of McAfee.com's markets. Under our license and other agreements with McAfee.com, among other things:

     - McAfee.com has the exclusive right to use the licensed technology for providing single-user consumer licenses of our products and services sold over the Internet or for Internet-based products and for licensing the technology to original equipment manufacturers for sale to individual consumers;

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

     We expect that the McAfee.com business will incur significant losses for at least the near term. These losses will impact our consolidated financial results. The growth and market acceptance of McAfee.com's online PC security and management products and services is highly uncertain and subject to a number of factors, including:

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

WE FACE RISKS RELATED TO OUR NETWORK ASSOCIATES JAPAN, INC. STRATEGY

     Our operations in Japan are conducted through our Japanese subsidiary, Network Associates Japan, Inc. Pursuant to a distribution agreement with Network Associates and a license agreement with McAfee.com, Network Associates Japan, Inc., is generally the exclusive distributor of our products in Japan and McAfee.com's reseller in Japan. Network Associates Japan, Inc. also is a non-exclusive distributor of our products to Japanese customers located outside of Japan. Currently, we own more than 95% of Network Associates Japan, Inc.'s securities with the balance being owned by strategic Japanese investors. In the future, Network Associates Japan, Inc. may offer its securities in Japan. Network Associates Japan, Inc. does not intend to offer its securities in the U.S. and the offering in Japan may not be completed in the near-term or at all. If the offering is consummated, we may not obtain the desired benefits and our ability to influence the Japanese market and the affairs of Network Associates Japan, Inc. and its management will be reduced, perhaps significantly.

WE FACE RISKS RELATED TO THE ALLOCATION OF PRODUCTS, CUSTOMERS AND TERRITORIES AMONG OUR PRODUCT GROUPS AND SUBSIDIARIES

     We are continuing to focus our business around our products, our customers and geographic territories. Our product groups are primarily products focused selling their specific product lines. McAfee.com and myCIO.com are both product and customer focused primarily selling their products and services over the Internet to consumers and businesses, respectively. Network Associates Japan, Inc., is both geographically and customer focused, selling Network Associates' products on a generally exclusive basis in Japan and to large Japanese business customers outside of Japan and acting as McAfee.com's reseller in Japan. Except as provided under our technology licensing agreements and arrangements, we do not currently have in place a policy to govern the pursuit or allocation of business opportunities between our subsidiaries and product groups. These and any future internal allocation of products, customers and territories could result in, among other things:

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

     We may continue to experience delays in software development as we have at times in the past. Complex software products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or prevent market acceptance. For example, our anti-virus software products have in the past falsely detected viruses that did not actually exist. Difficulties and delays associated with new product introductions, performance or enhancements could have a material adverse effect on our business, financial condition and results of operation.

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

WE ARE SUBJECT TO INTENSE COMPETITION IN THE NETWORK MANAGEMENT AND SECURITY MARKETS AND WE EXPECT TO FACE INCREASED COMPETITION IN THE FUTURE

     The markets for our products are intensely competitive. We expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include:

     - performance;

     - functionality;

     - quality;

     - customer support;

     - breadth of product line;

     - frequency of upgrades and updates;

     - integration of products;

     - manageability of products;

     - brand name recognition;

     - reputation; and

     - price.

     We may be unable to compete effectively against existing and potential competitors. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating the market with their network security and management products. As is the case in many segments of the software industry, we have been encountering, and we expect to further encounter, increasing competition. This increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in price reductions but also in a decline in sales volume, which could cause our business to suffer. In addition, competitive pressures may make it difficult for us to maintain or exceed our current growth rate.

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

WE FACE RISKS RELATED TO OUR SALES FORCE STRUCTURE AND ITS RECENT RESTRUCTURING

     Our sales force is organized by product group, with four separately focused sales organizations selling our McAfee, Sniffer Technology, PGP Security and Magic Solutions products and product lines. All four sales organizations consist of field sales representatives who are located regionally and outbound telesales representatives who actively focus on selling our individual product lines. The telesales representatives focus on small customers and transactions. McAfee.com has, and myCIO.com is developing, a separate sales force, focusing on selling their ASP solution directly to consumers and businesses, respectively. To succeed in the direct sales channel, we must build a significant direct sales organization and must attract and retain qualified personnel. These individuals will require training about, and knowledge of, product attributes of the products and product lines sold by them. We may not succeed in building the necessary sales organization or in attracting, retaining or training these individuals.

     In January 2000 we divided our U.S. direct sales force among our four product groups, in part, to focus our sales force on selling specialized product
 . Our customers and potential customers and sales force may not respond favorably to the restructuring and our revenues, business and future financial performance could suffer materially. In addition to customer and sales related risks described above:

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

     The failure to develop and maintain an effective professional service organization could have a material adverse effect on our business. To more effectively service our customer's evolving needs, we intend to significantly expand and develop our worldwide professional service organization. We may not succeed in these efforts. Effectively expanding and developing our professional service organization will require that we hire and train more service professionals who must be continually trained and educated to ensure that they possess sufficient technical skills and product knowledge. The market for qualified professionals is intensely competitive, making hiring and retention difficult. We expect significant competition in this market from existing providers of professional services and future entrants. We must also properly price our services to attract customers, while maintaining sufficient margins for these services. We therefore expect that we will have lower profit margins on our service revenues. In addition, in January 2000, we reorganized our U.S. professional services organization, in part, to enable the professional service organization to become more specialized on individual products and product lines. As a result, a particular product group may have insufficient qualified personnel to perform its professional services needs as there will no longer be a "pool" of professional service personnel from which to draw. A product group's lack of sufficient professional services personnel could lead to customer dissatisfaction, missed revenue opportunities and a loss of future business.

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

     There has been substantial litigation regarding the intellectual property rights of technology companies. The increased issuance of software patents in recent years has led to and is likely to continue to lead to increased patent and intellectual property litigation in the software industry. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including patent infringement cases involving Hilgraeve and a separate patent infringement case involving Trend Micro which was recently settled. See Note 7, Notes to the Condensed Consolidated Financial Statements. Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS AND OTHER INHERENT RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES

     For the nine months ended September 30, 2000 and 1999, net revenue from international sales represented approximately 37% and 40%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

     In addition, a portion of our international revenue is expected to continue to be generated through independent agents. Since these agents are not our employees and are not required to offer our products exclusively, they may discontinue marketing our products entirely. Also, we may have limited control over these agents, limited access to the names of the customers to whom these agents sell products and limited knowledge of the information provided by, or representations made by, these agents to customers.

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

     Minimum fee awards for companies entering into government contracts are generally between 3% and 7% of the costs incurred by them in performing their duties under the related contract. However, these fee awards may be as low as 1% of the contract costs. Furthermore, these contracts are subject to cancellation at the convenience of the governmental agencies. Although we have been awarded contract fees of more than 1% of the contract costs in the past, minimum fee awards or cancellations may occur in the future. Reductions or delays in federal funds available for projects we are performing could also have an adverse impact on our government business. Contracts involving the U.S. government are also subject to the risks of disallowance of costs upon audit, changes in government procurement policies, required competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of those parties to perform under their contracts. In addition, our government customers and potential customers may not respond favorably to the division of our business into product groups and our business and future financial performance could suffer. Any of the foregoing events could adversely affect our results of operations or financial conditions.

YEAR 2000 ISSUES COULD NEGATIVELY AFFECT OUR BUSINESS

     To date we have not experienced any material problems attributable to the year 2000 problem with respect to our software products and internal systems, however, our current products could potentially contain undetected errors or defects associated with year 2000 date functions that may result in material costs or liabilities to us in the future. Moreover, our software directly and indirectly interacts with a large number of third party hardware and software systems, each of which may contain or introduce undetected errors or defects. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material year 2000 related failure. Any year 2000 defect in our products or the software and hardware systems with which our products operate, as well as any year 2000 errors caused by older non- current products that were not upgraded by our customers, could expose us to litigation that could require us to incur significant costs in defending the litigation or expose us to the risk of significant damages.

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

     Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote of action by our stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock.

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

     Network Associates' continuing directors consist of our current directors and any subsequent directors approved or not objected to by a majority of our then-continuing directors.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to this item is incorporated by reference to Note 7 of the Notes to the Consolidated Financial Statements included herein on [page 9] of this Report on Form 10-Q.

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

Date: November 10, 2000

                                 EXHIBIT INDEX

EXHIBIT                                                                  PAGE
  NO.                             EXHIBIT TITLE                          NO.
-------                           -------------                          ----
  2.1      Agreement and Plan of Reorganization, dated October 13,
           1997, among McAfee Associates, Inc., Mystery Acquisition
           Corp. and Network General Corporation, as amended by the
           First Amendment dated as of October 22, 1997.(1)............
  2.2      Combination Agreement dated August 16, 1996 among the
           Registrant, FSA Combination Corp., FSA Corporation and
           Daniel Freedman.(2).........................................
  2.3      Stock Exchange Agreement dated January 13, 1996 among the
           Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and
           the shareholders of Jade.(3)................................
  2.4      Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
           Acquisition Corp.(4)........................................
  2.5      Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5).....
  2.6      Agreement and Plan of Reorganization dated February 22,
           1998, between the Registrant, TIS and Thor Acquisition
           Corp.(6)....................................................
  2.7      Agreement and Plan of Reorganization by and among the
           Registrant, Magic Solutions International, Inc., Merlin
           Acquisition Corp. and Igal Lichtman, Amendment Agreement by
           and among the Registrant, Magic Solutions International,
           Inc., Merlin Acquisition Corp., and Igal Lichtman dated
           March 24, 1998. Second Amendment Agreement by and among the
           Registrant, Magic Solutions International, Inc., Merlin
           Acquisition Corp., and Igal Lichtman dated April 1,
           1998.(7)....................................................
  2.8      Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce
           Cook.(8)....................................................
  2.9      Share Purchase Agreement, dated as of March 30, 1998, among
           FSA Combination Corp., and Irina Karlsson and Jarmo
           Rouvinen.(8)................................................
  2.10     Stock Purchase Agreement, dated as of May 8, 1998, among FSA
           Combination Corp., and Secure Networks, Inc.(8).............
  2.11     Transaction Agreement, dated June 9, 1998, by and between
           the Registrant and Dr. Solomon's Group Plc.(21).............
  2.12     Agreement and Plan of Merger, dated July 28, 1998, by and
           between the Registrant and CyberMedia, Inc.(22).............
  3.1      Second Restated Certificate of Incorporation of Networks
           Associates, Inc., as amended on December 1, 1997.(6)........
  3.2      Restated Bylaws of Networks Associates, Inc.(6).............
  3.3      Certificate of Designation of Series A Preferred Stock of
           Networks Associates, Inc.(9)................................
  3.4      Certificate of Designation of Series B Participating
           Preferred Stock of the Registrant.(23)......................
  4.2      Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)......................
  4.5      Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)..........
  4.6      Registration Rights Agreement, dated as of February 13,
           1998, by and between the Registrant and Morgan Stanley & Co.
           Incorporated.(10)...........................................
  4.7      Indenture dated as of February 13, 1998 between the
           Registrant and State Street Bank and Trust Company of
           California, N.A., as Trustee.(10)...........................
  4.10     Registration Rights Agreement dated May 8, 1998, by and
           between the Registrant and the stockholders of Secure
           Networks, Inc.(8)...........................................

EXHIBIT                                                                  PAGE
  NO.                             EXHIBIT TITLE                          NO.
-------                           -------------                          ----
  4.11     Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB
           Consulenza Software di Base S.r.l. ("CSB").(11).............
  4.12     Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware
           Seguridad Informatica S.A.(11)..............................
  4.13     Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA
           Information Security Holding AB(24).........................
 10.1      Standard Business Lease (Net) for Network General's
           principal facility dated June 19, 1991, between Network
           General and Menlo Oaks Partners, L.P.(12)...................
 10.2      First Amendment to Lease dated June 10, 1992, between
           Network General and Menlo Parks Partners, L.P.(12)..........
 10.3      Standard Business Lease (Net) for Network General's
           principal facility dated March 11, 1992, between Network
           General and Menlo Oaks Partners L.P.(13)....................
 10.4      First Amendment to Lease dated June 18, 1992, between
           Network General and Menlo Oaks Partners, L.P.(12)...........
 10.5      Lease dated March 31, 1992, between Network General and
           Equitable Life Assurance Society of the United
           States.(12).................................................
 10.6      Second Amendment to Lease dated February 1, 1995, between
           Network General and Menlo Oaks Partners, L.P.(13)...........
 10.7      Third amendment to Lease dated February 1, 1995 between
           Network General and Menlo Oaks Partners L.P.(13)............
 10.8      Fourth Amendment to Lease dated May 31, 1995, between
           Network General and Menlo Oaks Partners, L.P.(14)...........
 10.9      Fifth Amendment to Lease dated June 13, 1995, between
           Network General and Menlo Oaks Partners, L.P.(14)...........
 10.10     Lease dated July 3, 1996 between Network General and
           Campbell Avenue Associates.(15).............................
 10.11     Sixth Amendment to Lease dated November 29, 1996, between
           Network General and Menlo Oaks Partners, L.P.(15)...........
 10.12     Sublease Agreement for facility at 2805 Bowers Avenue, Santa
           Clara, California, dated as of February 20, 1997, by and
           between McAfee Associates, Inc. and National Semiconductor
           Corporation.(16)............................................
 10.13     Lease Agreement dated November 17, 1997 for facility at 3965
           Freedom Circle, Santa Clara, California by and between
           Informix Corporation and McAfee Associates, Inc.(4).........
 10.14     Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank,
           F.S.B., Informix Corporation and Networks Associates,
           Inc.(4).....................................................
 10.15     Subordination, Nondisturbance and Attornment Agreement dated
           December 18, 1997, between Guaranty Federal Bank, F.S.B.,
           Networks Associates, Inc. and Birk S. McCandless, LLC.(4)...
 10.16     Lease dated November 22, 1996 by and between Birk S.
           McCandless, LLC and Informix Corporation for facility at
           3965 Freedom Circle, Santa Clara, California.(4)............
 10.17     Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
           Compusul-Consultoria E Comercio De Informatica Ltda., and
           the stockholders of Compusul-Consultoria E Comercio De
           Informatica Ltda.(17).......................................
 10.18*    1997 Stock Incentive Plan, as Amended.(17)..................

EXHIBIT                                                                  PAGE
  NO.                             EXHIBIT TITLE                          NO.
-------                           -------------                          ----
 10.19*    Stock Option Plan for Outside Directors (18)................
 10.20*    2000 Nonstatutory Stock Option Plan (27)....................
 10.21*    Change in control agreement between the Company and Peter
           Watkins dated May 11, 1999(25)..............................
 10.22*    Change in control agreement between the Company and William
           L. Larson dated May 11, 1999(25)............................
 10.23*    Change in control agreement between the Company and Prabhat
           K. Goyal dated May 11, 1999(25).............................
 10.24*    Change in control agreement between the Company and Zachary
           Nelson, dated May 11, 1999(25)..............................
 10.25     Corporate Management Services Agreement between the
           Registrant and McAfee.com Corporation, dated as of January
           1, 1999(26).................................................
 10.26     Technology Cross License Agreement between the Registrant
           and McAfee.com Corporation dated as of January 1,
           1999(26)....................................................
 10.27     Registration Rights Agreement between the Registrant and
           McAfee.com Corporation, dated as of January 1, 1999(26).....
 10.28     Asset Contribution and Receivables Settlement Agreement
           between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)......................................
 10.29     Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
           1999(26)....................................................
 10.30     Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999(26).............................
 10.31     Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
           1999(26)....................................................
 10.32     Joint Cooperation and Master Services Agreement between the
           Registrant and McAfee.com Corporation, dated as of January
           1, 1999(26).................................................
 21.1      Subsidiaries of Network Associates, Inc (27)................
 27.1      Financial Data Schedule.....................................

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

 (5) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 11, 1997.

 (6) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

 (7) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on April 2, 1998.

 (8) Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

 (9) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended September 30,, 1996, filed with the Commission on November 4, 1997.

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

(14) Incorporated by reference from the Network General Corporation's Report on Form 10-Q for the quarter ended September 30, 1995. Network General's filings with the Commission were made under File Number 0-17431.

(15) Incorporated by reference from the Network General Corporation's Report on Form 10-Q for the quarter ended September 30, 1996. Network General's filings with the Commission were made under File Number 0-17431.

(16) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on August 14, 1997.

(17) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(18) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on July 31, 1995.

(19) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on August 13, 1996.

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

(23) Incorporated by reference from the Registrant's Report on Form 8-A filed with the Commission on October 22, 1998.

(24) Incorporated by reference from the registrant's report on form 10-Q for the quarter ended September 30,, 1998, filed with the Commission on November 13, 1998.

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