Form 10-K
period 2000-12-31
NETWORKS ASSOCIATES INC/
filed 2001-04-02
CIK 890801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-20558

                           NETWORKS ASSOCIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0316593
           (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 2000 was approximately $559,277,366. The number of shares outstanding of the issuer's common stock as of December 31, 2000 was 138,089,775.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assumes responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in "Risk Factors" beginning on page 12 in this document.

     Networks Associates, Inc. was formed in December 1997, by the combination of McAfee Associates, Inc. and Network General Corporation. Following the combination, McAfee changed its legal name to Networks Associates, Inc. Since then, we have acquired over 10 companies and in 1999 we publicly sold Class A common stock of one of our subsidiaries as part of that subsidiary's initial public offering.

OVERVIEW

     We are a leading supplier of security and availability solutions for e-business. Our products focus on two important areas of e-business: network security and network management. In the network security and network management arenas, the majority of our revenue has historically been derived from our McAfee anti-virus product group and our Sniffer network availability and performance management product group, respectively. These two flagship product groups form the customer base and product base from which the balance of our product line has developed.

     In recent years, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, we strengthened our anti-virus lineup by adding complementary products in the firewall, intrusion protection, encryption, and virtual private networking categories. On the network management side, we built upon our Sniffer line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product lines. In order to more effectively market our products, we have combined complementary products into separate product groups, as follows:

     - McAfee, which primarily markets the McAfee Active Virus Defense (AVD) product group;

     - Sniffer Technologies, which primarily markets the Sniffer Total Network Visibility (TNV) product group;

     - PGP Security, which primarily markets the PGP Total Network Security
       (TNS) product group; and

     - Magic Solutions, which primarily markets the Magic Total Support Desk
       (TSD) product group.

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

     For the twelve months ended December 31, 2000, our infrastructure segment accounted for approximately $691.1 million in net revenue and a net loss of $50.4 million.

     In addition to our product groups, we also have two subsidiaries that are applications service providers, or ASPs. McAfee.com, our publicly traded subsidiary, is a consumer applications service provider. myCIO.com, a wholly owned subsidiary, is an infrastructure ASP targeted at business uers.

     For the twelve months ended December 31, 2000, McAfee.com accounted for approximately $46.9 million in net revenue and a net loss of $27.5 million. For the twelve months ended December 31, 2000, myCIO.com accounted for approximately $7.7 million in net revenue and a net loss of $24.9 million.

MCAFEE

     McAfee's products and services provide solutions designed to enforce anti-virus policies and measure the performance of anti-virus activities. The McAfee product group consists of products and services that provide multi-layer anti-virus protection, management and reporting for desktops, servers, GroupWare, internet technologies, and wireless technologies. McAfee's anti-virus protection products include VirusScan for desktop protection, NetShield for file server protection, GroupShield for GroupWare protection, WebShield for internet gateway protection, and VirusScan Wireless for wireless technology protection. McAfee's anti-virus management and reporting products include Anti-Virus Informant and ePolicy Orchestrator, an anti-virus management and reporting tool designed specifically for the internet. McAfee's services are provided by McAfee's Anti-Virus Emergency Response Team (AVERT). AVERT augments McAfee's product offerings by identifying new viruses and deploying anti-virus solutions to our customers. McAfee customers are primarily corporate customers, including customers in the managed service market (includes Application Service Providers, ASPs, and Managed Service Providers, MSPs.)

SNIFFER TECHNOLOGIES

     Sniffer Technologies' products and services provide customers with network and application management solutions designed to maximize network availability and performance. Sniffer Technologies' products capture data, monitor network traffic and collect key network statistics for small networks as well as optimizing network and application performance and increasing network reliability by uncovering and analyzing network problems and recommending solutions to such problems, automatically and in real-time for mid-level and high-speed networks. In addition, Sniffer Technologies' products proactively monitor and diagnose network and application-level problems on complex, multi-segment networks from centralized locations as well as troubleshooting high-speed telecommunications and Internet service provider networks. The Sniffer Technologies product group consists of the Sniffer Portable Analysis Line, the Sniffer Distributed Analysis Line, the Sniffer Reporter Line and Sniffer Pro for Packet over SONET. Sniffer Technologies' service offerings consist primarily of network and application management education and consulting services. Sniffer Technologies' customers are primarily corporate customers, including customers in the managed service market (MSPs and ASPs.)

PGP SECURITY

     PGP Security's products help organizations worldwide secure their networks using firewall, encryption, intrusion detection, risk assessment and Virtual Private Network (VPN) technologies. PGP Security's products include E-Business Server, Gauntlet Firewall, CyberCop Scanner and e-ppliance. E-Business Server provides an encryption and data authentication solution designed to protect the integrity and security of the customers' data using self-decrypting archives for a wide range of server platforms and integrates with our customers' existing network architectures. Gauntlet Firewall delivers integrated anti-virus protection, a built-in standards-based VPN server, and spam and content filtering to assure broad protection. CyberCop Scanning tools deliver risk assessment solutions that continually scan networks for weak spots, enabling network administrators to prevent security breaches before they occur. PGP's e-ppliance, a web-based configuration tool, deploys the latest firewall technologies and continually administers anti-virus protection. PGP Security's security consulting and support services are provided by its COVERT Labs which identifies and works to resolve serious customer vulnerabilities before attackers are able to exploit them. PGP Security's customers include individuals, government agencies, financial institutions, and corporations, including e-businesses.

MAGIC SOLUTIONS

     Magic Solutions' products provide customers with a set of tools to manage their customer support and problem management needs. Magic Solutions' product group consists of products that promote information sharing, facilitate workflow, and improve service delivery. Magic Solutions' products include the Magic Total Service Desk Suite, a 100% browser based service desk and problem management solution. The Magic Total Service Desk Suite includes customization features (Database, User Interface and Business Rules). In addition, Magic Solutions' stand-alone products include Magic HelpDesk, SelfServiceDesk, Remote Desktop and Event Management. Magic Solutions' customers are primarily corporations.

MCAFEE.COM

     Effective January 1, 1999, we contributed our consumer e-commerce business to our then wholly owned subsidiary, McAfee.com. In December 1999, McAfee.com completed its initial public offering in which it sold to the public approximately 7.2 million shares of its Class A common stock, entitled to one vote per share. As of December 31, 2000, we owned 36,000,000 shares of McAfee.com Class B common stock, entitled to three votes per share and representing approximately 81% of McAfee.com's outstanding common stock and 93% of its total voting power.

     McAfee.com's products and services provide customers with an on-line systems security solution. McAfee.com is a security Application Service Provider
(ASP) that delivers security applications software and related services through an Internet browser. The McAfee.com applications allow consumers to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs' virus protection system with current software patches and upgrades. The McAfee.com web site provides the online products and services personalized for consumers based on their PC configurations, software and attached peripherals. McAfee.com's offerings include McAfee Clinic to scan their PC's for viruses, protect their data, clean and optimize their hard drives and update applications and operating systems. Additionally, McAfee.com offers customers access to McAfee.com Personal Firewall, McAfee.com Wireless Security Center and McAfee.com Internet Privacy Service.

     In November 2000, McAfee.com expanded its home page and offerings to include, on a preview basis, its .NET initiative, a managed application service for small to medium sized businesses. Services available to these businesses on a preview basis through April 2001, include:

     - Security.NET -- up-to-date anti-virus and firewall security at work, home, and on the road -- all via the Internet;

     - HelpDesk.NET -- self-help tutorials, file management, and PC maintenance services on a 24x7 basis;

     - Productivity.NET -- anytime, anyplace computing with Microsoft Office compatible applications.

     In addition, McAfee.com has developed strategic relationships with original equipment manufacturers and suppliers and other software companies, to incorporate McAfee.com technology into hardware and other software applications. McAfee.com's customers include individuals and corporations.

     Our existing license agreement with McAfee.com currently restricts McAfee.com's business to offering products and services incorporating our technology to consumers over the Internet. However, we are in the process of negotiating arrangements which would allow McAfee.com to offer its .NET initiative to small to medium sized businesses over the Internet. We may not reach agreement to terms acceptable to both parties or at all.

MYCIO.COM

     In January 2000, we launched myCIO.com, a wholly owned subsidiary, as an infrastructure ASP targeted at business users. myCIO.com delivers managed security services hosted on our servers, or certain intermediaries' servers, to businesses via the Internet or to OEMs. myCIO.com's services are designed to be simple and cost-effective as well as more rapidly deployable than if the customer were to internally install network security applications. myCIO.com's services include Virus Scan ASaP, CyberCop ASaP, Firewall ASaP, VirusScreen ASaP and VPN ASaP.

     In February 2001, we announced our plan to reintegrate myCIO.com's operations with our own, while continuing to offer myCIO.com's products and services as key offerings. Going forward, myCIO.com will no longer constitute a separate business segment.

PROFESSIONAL SERVICES & TECHNICAL SUPPORT

     As our products and computer networks become more complex, customers increasingly require greater professional assistance in the design, installation, configuration and implementation of their networks and acquired products. To meet these evolving customer needs, we have established Professional Services and Technical Support. Professional Services is focused on two service segments: Consulting Services and Education Services. Technical Support consists primarily of one program called PrimeSupport.

     Consulting Services supports product integrations and deployment with an array of standardized and custom offerings. Consulting Services also offers other services ranging from proactive and emergency troubleshooting to network design, planning and simulation. We supplement our Consulting Service capabilities through the use of outside professional service providers, including our distributors, resellers and system integrators. In conjunction with our recent reorganization to establish product groups, we reorganized our U.S. Consulting Services organization, in part, to enable the service providers to become more specialized on individual products and product lines.

     Education Services represents the combined training organizations of Sniffer University, TIS University, McAfee University, and Magic University. Together, these training organizations offer customers an extensive curriculum of computer network technology courses, including protocol analysis and troubleshooting, security, help-desk and network management tools. Education Services provides public classes and customized on-site training at customer locations.

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

     - PrimeSupport KnowledgeCenter -- Consists of a searchable, intelligent knowledge base of technical solutions and links to a variety of technical documents such as product FAQ's and technical notes. The KnowledgeCenter also allows users to submit questions by email if their answer is not found in the KnowledgeCenter's technical resources.

     - PrimeSupport Connect -- Provides toll-free telephone access to technical support during regular business hours and access to the online KnowledgeCenter.

     - PrimeSupport Priority -- Provides support for critical operations with priority, unlimited, toll-free telephone access to technical support 24 hours a day, 7 days a week and access to the online KnowledgeCenter.

     - PrimeSupport Enterprise -- Offers proactive, personalized service for the most business critical operations and includes an assigned technical support engineer from our elite Enterprise support team; proactive support contact (telephone or email) with customer-defined frequency; and election of five designated customer contacts, and access to the online KnowledgeCenter.

PRODUCT LICENSING MODEL

     Our product licensing model consists of one-year subscription licenses, two-year subscription licenses and perpetual licenses. We typically license our products to corporate and government customers on a subscription basis, for a period of one year or two years or on a perpetual basis. We believe that the subscription license that includes related maintenance offers several benefits to our customers. Under the subscription licensing model, for one initial fee, the customer receives the software and maintenance, which gives the customer the right to receive all upgrades, updates and technical support for the subscription period. Since we are able to distribute our products and upgrades at a lower cost than companies using traditional distribution methods, we also have the ability to offer upgrades and updates and address user feature requirements on a more regular basis. In addition, our one-year and two-year licensing models create the opportunity for recurring revenue for us through the renewal of existing licenses. By offering one-year or two-year licenses as opposed to traditional perpetual licenses, we are able to meet a lower initial cost threshold for customers with annual budgetary constraints. The renewal process also provides an opportunity to cross-sell new products and product lines to existing customers. Since we typically license our products on a per user basis, at the time of renewal we have the potential to increase the number of users licensed at existing sites and to expand our licenses to new sites in an organization. However, we may be unable to sustain current renewal rates in the future. We also provide single user and corporate user licenses for our products under traditional perpetual licenses with product updates, upgrades and support available to customers under separate maintenance contracts.

     In 2001, we will introduce two-year subscription licenses that include only one year of maintenance. During the first year of the two-year subscription license, the customer has the option to purchase the second year of maintenance at a fixed price. As the software licenses or maintenance contracts near expiration, we contact customers to renew their licenses or maintenance contracts, as applicable. We believe that the two-year subscription license that includes the related first year of maintenance offers several benefits to our customers. For one initial fee, the customer receives the software and all upgrades, updates and technical support for the first year. Going forward, we believe that providing the customer the option to purchase the second year of maintenance provides the customer greater flexibility in selecting the appropriate level of maintenance support.

HOSTED APPLICATIONS SUBSCRIPTION MODEL

     For our ASP or hosted products and services customers who "rent versus buy" the software, McAfee.com and myCIO.com have a related subscription model. Paid McAfee Clinic and myCIO.com subscribers receive a time-based subscription to the service. Because our ASP services are "version-less," or self updating, customers using our hosted services are assured of using the most recent version of the software application, eliminating the need for purchase product updates or upgrades.

SALES AND MARKETING

     To augment and capitalize upon our marketing efforts, our sales and marketing efforts are directed primarily at large corporate and government customers, as well as to resellers, distributors and system integrators worldwide through the channels listed below.

NORTH AMERICAN DIRECT SALES

     Our North American direct sales force, constituting the majority of our sales force, is organized by product group, with four separately focused sales organizations selling by product group. Each of these sales organizations consists of field sales representatives who are located regionally and outbound telesales representatives who actively market our individual product groups, focusing on small customers and transactions. Our corporate telesales representatives also respond to prospective customers who contact us as a result of a particular marketing program or after electronically evaluating one of our products. To augment our sales organization, our executives are involved with sales to many major accounts.

     All of our North American sales representatives are responsible for developing new business as well as the renewal of our existing licenses. Prior to expiration of a license, a sales representative contacts the customer and encourages the customer to renew the expiring license and determines if the number of computers licensed needs adjustment and, additionally, markets new products and product groups to this existing customer.

INTERNATIONAL SALES

     We have sales and support operations in Europe, Asia, South America and Australia. In 2000, international revenues accounted for approximately 37% of our net revenues. We expect that international revenues will continue to account for a significant percentage of net revenues.

     In 2001, we intend to organize our international direct sales force by our four product groups when and where local demand and sales force considerations make this action advisable.

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

     Independent software distributors who currently market our products include Ingram Micro, Merisel America, and Tech Data. These distributors stock our products in inventory for redistribution primarily to large retailers, value added resellers, or VARs, and mail order companies. Through our authorized distributors, we sell our retail packaged products to several of the larger computer and software retailers in the United States, including Comp USA, Fry's, Staples, Best Buy, Office Max and Office Depot. Several members of our channel sales force work closely with our major reseller and distributor accounts to manage orders, inventory levels, promotions and selling activities.

     Our independent software distributors are permitted stock balancing and stock rotation rights. We often rely on resellers and distributors, including retail outlets, to market and support our products. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to represent our products.

     In December 2000, in light of the business decision by some of our distributors, including our largest distributor, to reduce inventory levels and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model. Subject to certain limitations, we agreed to accept requests from certain distributors to return inventory over and above permitted contractual levels. Under our new business model we will enter into amended distribution arrangements under which we will permit our distributors to purchase software licenses at the same time they fill customer orders and to pay for hardware and retail products only when these products are resold to the distributors' customers. In addition, we will permit our distributors to make hardware and retail product returns at any time prior to the time they sell these products to their customers. This right of return will be unconditional. After sale by the distributor to its customer, there will be no right of return from the distributor to us with respect to such product, unless we approve the return from the final customer to the distributor. Accordingly, due to this change in business practice, commencing on January 1, 2001, we will recognize revenue on products when products are sold through by the distributor. We expect the transition to a sell-through model will be completed in the first quarter of 2001.

ORIGINAL EQUIPMENT MANUFACTURERS

     Original Equipment Manufacturers, or OEMs, license our products and bundle them with PC hardware or software. OEMs typically sublicense a single version of our products to end users who must contact us in order to receive their updates. We typically receive a per-copy royalty from our OEMs.

OTHER MARKETING ACTIVITIES

     Our principal means of marketing our products and services is through the Internet. In addition to the NAI.com website, each of our product groups and McAfee.com have their own individual websites. Not only do each of these websites contain various marketing materials and information about our products, but website visitors may download and purchase products or obtain free trials of our products or trial subscriptions for hosted products and services. We also promote our products and services through advertising activities in trade publications and direct mail campaigns and strategic arrangements. We also attend trade shows, sponsor conferences and publish a quarterly newsletter, which is mailed to existing and prospective customers.

CUSTOMERS

     We primarily market our products to large corporate and government customers directly through our direct sales organization and indirectly through resellers and distributors. In terms of number of products available for sale, a majority of our products are distributed indirectly through resellers and distributors. In the U.S., substantially all our indirect sales are through four major distributors. In Europe, substantially all indirect sales are made through five major distributors. During 2000, one customer, Ingram Micro, accounted for approximately 20% of our net revenue. See Note 14 of Notes to Condensed Consolidated Financial Statements for major customer information.

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

PRODUCT DEVELOPMENT AND ACQUISITION

     We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software includes low barriers to entry, rapid technological change, and is highly competitive with respect to timely product introductions. Product enhancements or new products may not be developed or acquired on a timely basis or at all. As part of our growth strategy, we have made and expect to continue to make investments in complementary businesses, products and technologies.

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

     Excluding stock-based compensation charges, we expended $171.6 million, $148.2 million and $135.5 million in the years ended December 31, 2000, 1999, and 1998, respectively, on research and development.

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

     We have developed software-only versions of some of our Sniffer products. Purchasers of these Sniffer software products are required to already own, or purchase directly from the manufacturer or other vendors, the necessary hardware products, such as computer platforms and components. Customers may require that we continue to provide the necessary hardware products.

COMPETITION

     The markets for our products are intensely competitive and we expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include:

     - performance;

     - functionality;

     - quality;

     - customer support;

     - breadth of product group;

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

     Our principal competitors in the security market vary by product type. For firewalls, our principal competitors include CheckPoint, Symantec, and larger companies such as Cisco Systems and Microsoft. For intrusion detection products, we compete with ISS, Symantec and Cisco. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. Public key infrastructure, or PKI, encryption vendors such as Entrust Technologies offer some products that compete with our PGP products. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

     Our principal competitor in the network management market is Agilent. Other competitors include Cisco, Computer Associates, Compuware, Concord Communications, DeskTalk Systems, GN Nettest, Network Instruments, Radcom Technologies, Shomiti Systems and Acterna Corporation.

     Our principal competitors in the help desk market are Computer Associates, FrontRange Solutions, Peregrine and Remedy.

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

PROPRIETARY TECHNOLOGY

     Our success depends significantly upon proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect proprietary rights to our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products. We do not typically obtain signed license agreements from our corporate, government and institutional customers who license products directly from us. Rather we include an electronic version of a "shrink-wrap" license in all of our electronically distributed software and a printed license in the box for our products distributed through traditional distributors in order to protect our copyrights and trade secrets in those products. Since none of these licenses are signed by the licensee, many legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. The steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. For example, we are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us. Changing legal interpretations of liability for unauthorized use of our software, or lessened sensitivity by corporate, government or institutional users to avoiding infringement of intellectual property, could have a material adverse effect on our business, results of operations and financial condition.

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

  License Agreement: Under the terms of this agreement:

     Licensed Technology. Network Associates and McAfee.com granted to each other limited rights to each others' patents, copyrights, trademarks and trade secrets for use in defined markets. Network Associates has worldwide, non-exclusive rights to McAfee.com's patents and exclusive rights to use copyrights, trademarks and trade secrets to deliver products and services to enterprise customers and individual consumers by any means other than the Internet. Under the agreement, McAfee.com is granted worldwide, non-exclusive rights to Network Associates' patents and exclusive rights to use Network Associates' copyright, trademark and trade secret rights to create and deliver products and services directly or indirectly to individual consumers over the Internet or for Internet-based products. Each party is also permitted to create products derived from the technology licensed to it by the other. The creating party retains ownership of their newly derived products but these derived products are licensed to the other party subject to the terms of the license agreement.

     Royalty Payments. In consideration for the rights granted under the license agreement, Network Associates is required to pay McAfee.com a flat quarterly royalty of $250,000. In consideration for the rights granted by Network Associates to McAfee.com under the license agreement, McAfee.com is required to pay Network Associates a royalty on revenues recognized from product and subscription sales that include Network Associates' technology, initially at a rate of 20% commencing on January 1, 1999, and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter.

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

     We are currently negotiating an arrangement with McAfee.com so that it may offer its .NET initiative to small to medium sized businesses over the Internet. However, we may not reach agreement on terms acceptable to both parties or at all.

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

     Registration Rights Agreement: Under this agreement, Network Associates, or any transferee of at least 10% of its McAfee.com shares, can include its shares of McAfee.com common stock in any future registration of common stock made by McAfee.com, other than any registration statement relating to an acquisition or stock option plan. In addition, after June 1, 2000, Network Associates or any transferees of at least 10% of its McAfee.com shares can request that McAfee.com file a registration statement so it can publicly sell its shares of McAfee.com stock.

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

EMPLOYEES

     As of December 31, 2000, we employed 3,461 individuals worldwide. Competition for qualified management and technical personnel is intense in the software industry. Our continued success will depend in part upon our ability to attract and retain qualified personnel. None of our employees is represented by a labor union and we believe that our employee relations are good.

                                  RISK FACTORS

     Investing in our common stock involves a high degree of risk. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we deem immaterial may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results and financial condition and could result in a complete loss of your investment.

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

     - our ability to timely and accurately obtain end-user sales information and information related to inventory levels from our distributors;

     - introduction of new products, product upgrades or updates by us or our competitors;

     - the mix of products we sell;

     - the size and timing of our non-cash stock-based charges;

     - changes in product prices by us or our competitors;

     - trends in the computer industry and general economic conditions;

     - our ability to develop, market and sell our products;

     - costs related to acquisitions of technology or businesses;

     - fluctuations in McAfee.com's expenditure levels related to its efforts to build brand awareness and establish strategic relationships with various Internet companies;

     - fluctuations in our expenditure levels related to our efforts to expand our international sales organization;

     - our investment experience related to our strategic minority equity investments;

     - the percentage of our revenue, particularly that portion attributable to our ASP subscription model, that is deferred;

     - the effectiveness of our channel strategy and our mix of direct and indirect revenues;

     - pressure on employee wages as competition for skilled employees increases; and

     - costs related to extraordinary events including litigation, acquisitions or any reductions in forces.

     Our business is impacted by seasonal trends and global or regional macroeconomic trends. For example, our net revenue is typically higher in the fourth quarter, as many customers complete annual budgetary cycles, and lower in the summer months when many businesses experience lower sales, particularly in the European market. Our European business has been adversely impacted in recent periods primarily because of the continued weakness of the Euro against the dollar. For some time, our business in Asia and Latin America has been adversely impacted by the adverse economic conditions there. Most recently, our business in the U.S. and elsewhere has been adversely impacted by customer concerns about weakening economic conditions.

     We have not been profitable for the last two years. In addition to risks we face in operating our business, continued economic weakness in the U.S. and other countries could slow or prevent our efforts to successfully expand internationally and regain profitability.

THE TIMING AND AMOUNT OF OUR REVENUES ARE SUBJECT TO A NUMBER OF FACTORS THAT MAKE IT DIFFICULT TO ESTIMATE OPERATING RESULTS PRIOR TO THE END OF A QUARTER

     We do not maintain a significant level of backlog. As a result, product and service revenues in any quarter are dependent on contracts entered into, product shipped and services rendered in that quarter. Historically, we have experienced a trend toward higher order receipt, and therefore a higher percentage of revenue shipments, toward the end of the last month of a quarter. This trend makes predicting revenues more difficult. In the past, distributors made significant purchases at the end of each quarter. We anticipate that our change to a sell-through revenue model for sales to distributors, where we recognize revenue on product sales to distributors, when the related product is sold by our distributors to their customers, will lead to orders being received and shipped more evenly during each quarter. The timing of closing larger orders sold directly to end-users of our products increases the risk of quarter-to-quarter fluctuation. In addition, as we transition to the sell-through revenue model for products sold through the distribution channel, it is essential that we gather sales information from our distributors to accurately record our financial results for a particular quarter in a timely manner. If orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

WE SELL OUR PRODUCTS THROUGH INTERMEDIARIES, WHO MAY NOT VIGOROUSLY MARKET OUR PRODUCTS, MAY NOT ACCEPT OUR SELL-THROUGH BUSINESS MODEL, MAY NOT PROVIDE US REQUIRED INFORMATION TO ACCURATELY RECOGNIZE REVENUE OR MAY HAVE DIFFICULTY IN TIMELY PAYING FOR PURCHASED PRODUCTS

     We market a significant portion of our products to end-users through intermediaries, including distributors, resellers and value-added resellers. These distributors sell other products that are complementary to, or compete with, our products. While we encourage our distributors to focus on our products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

     In December 2000, in light of the business decision by some of our distributors, including our largest distributor, to reduce inventory levels and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model. Subject to certain limitations, we agreed to accept requests from certain distributors to return inventory over and above permitted contractual levels. Under our new business model we will enter into amended distribution arrangements under which we will permit our distributors to purchase software licenses at the same time they fill customer orders and to pay for hardware and retail products only when these products are resold to the distributors' customers. In addition, we will permit our distributors to make hardware and retail product returns at any time prior to the time they sell these products to their customers. This right of return will be unconditional. After sale by the distributor to its customer, there will be no right of return from the distributor to us with respect to such product, unless we approve the return from the final customer to the distributor. Accordingly, due to this change in business practice, commencing on January 1, 2001, we will recognize revenue on products when products are sold by the distributor. We expect the transition to a sell-through model will be completed in the first quarter of 2001. Among other risks in connection with this transition are the following:

     - our intermediaries may resist or be slow to adopt our new business practice;

     - to determine our business performance at any point in time or for any given period, we must timely and accurately gather sales information from our intermediaries' information systems, at an increased cost to us; and

     - our intermediaries' information systems may be less accurate or reliable than our internal systems.

     Some of our distributors are experiencing financial difficulties worldwide, which may adversely impact our collection of accounts receivable. We regularly review the collectibility and credit worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowance for doubtful accounts, which would adversely impact our operating results.

COMPETITORS MAY INCLUDE PRODUCTS SIMILAR TO OURS IN THEIR HARDWARE OR SOFTWARE AND RENDER OUR PRODUCTS OBSOLETE

     Vendors of hardware and of operating system software or other software (such as firewall or e-mail software) may enhance their products or bundle separate products to include network security and management software similar to our products. The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other software could render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. If we are unable to develop new network security and management products to further enhance operating systems or other software and to successfully replace any obsolete products, our business could suffer.

WE FACE RISK ASSOCIATED WITH EMPLOYEE RETENTION AND NEW EMPLOYEE ASSIMILATION

     Many of our employees are located in areas and have skills in fields where there is high worker mobility and work force turnover. The departure of a large number of our employees or a meaningful number of key non-executive employees could have a material adverse impact on many facets of our business, including our ability to develop new products, upgrade existing products, sell our products and provide adequate internal infrastructure. After April 22, 2000, the end of the 12-month lock-up period for options repriced in April 1999, we experienced a larger than normal level of employee departures as many of these employees elected to terminate their employment with us. We anticipate that we will continue to have difficulties in retaining employees because most of our employees hold options to purchase our stock at prices significantly above the current market price for our stock.

     We hired a significant number of new employees in 2000 and we may continue to add new employees to fill positions vacated by departing employees and to expand our business. We will face challenges in attracting and assimilating qualified new employees. We expect that there may be reduced levels of productivity as these individuals are trained and otherwise adapt to our organization. We also may experience employee retention and assimilation issues in connection with the integration of our myCIO.com service offerings into our key offerings.

WE FACE RISKS RELATED TO ORGANIZING OUR SALES EFFORT INTO PRODUCT GROUPS

     In order to more effectively market our products, we have combined complementary products into separate product groups, as follows: McAfee, which markets the McAfee Active Virus Defense (AVD) product group; Sniffer Technologies, which markets the Sniffer Total Network Visibility (TNV) product line; PGP Security, which markets the PGP Total Network Security (TNS) product group; and Magic Solutions, which markets the Magic Total Support Desk (TSD) product group. This structure is intended to allow us to react faster to customers' needs and to focus each product group's sales force on selling their respective product line and the individual point products contained in those product groups. Our U.S. professional services organization is also organized around our product groups. Our customers and potential customers may not respond to this structure and our business and future financial performance could suffer. This structure may be unsuccessful due to, among other things:

     - uncertainty and customer dissatisfaction surrounding our shift in focus to our product group strategy, including uncertainty as to our level of support for our combined product groups, previously marketed as one line and integration of our various product groups;

     - customer confusion or irritation related to multiple sales calls from different members of our reorganized sales force;

     - a loss of potential cross selling opportunities and a lack of lead sharing between the separate product groups' sales representatives who are primarily compensated for sales made by them of products within their respective product groups;

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

     Networks Associates, Inc. was formed in December 1997, by the combination of McAfee Associates, Inc. and Network General Corporation. We have spent a significant portion of our total marketing efforts and advertising spending building awareness of the Network Associates name. Our marketing efforts and advertising spending have been focused on building brand awareness at the product group and subsidiary level, rather than at the Network Associates corporate level. This has created and could continue to create confusion in the marketplace and in the investor community if people are unclear about the relationships between Network Associates and our product groups, our McAfee.com subsidiary and myCIO.com subsidiary. Our myCIO.com products and service offerings are being reintegrated into our core business. These groups and subsidiaries also have potentially confusing names and products. For example, our online consumer anti-virus products, our retail and corporate anti-virus products and our hosted anti-virus products to date have been marketed and sold, respectively, by our publicly traded McAfee.com subsidiary, our retail division which is called McAfee Retail and our McAfee product group.

WE MAY EXPERIENCE HIGHER OVERALL REVENUE IN THE NEAR-TERM BUT LOWER FUTURE SOFTWARE LICENSE REVENUE DUE TO EXPECTED INCREASED LEVELS OF PERPETUAL LICENSES

     We expect an increase in the number of, and amount of, our net revenue attributable to our sale of perpetual software licenses. Under a perpetual license, a customer purchases the base-line software and subsequently acquires software upgrades and updates. In contrast, under a time-based license model, customers license the software, including upgrades and updates, for a specified period of time. At the end of the initial license period, the customer must renew their software time-based license to use our software. Sales of perpetual licenses typically result in significantly higher up-front revenue and lower recurring and future revenues as the sales price for upgrades and updates tends to be significantly lower than that of a perpetual license. Factors contributing to this expected increase in perpetual licenses include greater sales of hardware-based Sniffer and E-ppliance products where software is bundled on to the hardware platform and a general customer preference for perpetual licenses. To offset potential reductions in future revenue, among other things, it will be incumbent upon us to introduce new software products for sale and we may elect to unbundle some of the products previously offered by us on a bundled subscription basis.

OUR REVENUES MAY BE ADVERSELY IMPACTED BY OUR SHIFT TO A TWO-YEAR SUBSCRIPTION LICENSE THAT INCLUDES ONLY ONE-YEAR OF MAINTENANCE

     Historically, our two-year subscription license included two years of maintenance. However, in 2001, we will introduce two-year subscription licenses that include the first year of maintenance. During the first year of the subscription license, the customer has the option to purchase the second year of maintenance. We believe this new offering allows the customer greater flexibility in selecting the appropriate level of maintenance support. However, if customers delay the purchase of their second year of maintenance support, this could adversely affect our near term revenue and cash flows.

OUR STOCK PRICE HAS BEEN VOLATILE AND IS LIKELY TO REMAIN VOLATILE

     During 2000, our stock price was extremely volatile and ranged from a per-share high of $36.69 to a low of $4.13. Announcements, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has often been instituted. A number of putative class actions were brought against our officers, directors and us. See Note 15, Notes to the Condensed Consolidated Financial Statements. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management's attention and resources.

WE EXPECT SIGNIFICANT STOCK-BASED COMPENSATION CHARGES RELATED TO REPRICED
OPTIONS

     In light of the decline in our stock price at the time and in an effort to retain our employee base, in April 1999, we offered to reprice options held by all employees, other than directors and executive officers. If the employee agreed not to exercise any of the repriced options for a period of twelve months, the exercise price of their eligible employee options with an exercise price in excess of $11.0625 was reduced to $11.0625, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, we have incurred a stock-based compensation charge. In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company incurred an initial stock-based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $6.7 million was expensed in the twelve months ended December 31, 2000. This charge is fixed and will continue to be amortized through the remaining vesting period of the repriced options.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000.

     We have incurred and will continue to incur variable accounting charges and credits related to our repriced options and our subsidiaries' replacement options. The valuation of this charge has and will be based on any excess of the closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the fair value of our common stock at July 1, 2000, which was $20.375.

Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In addition, variable plan accounting as described above, applies to options issued to employees of McAfee.com and myCIO.com as a replacement for Network Associates options which were subject to the repricing described above. As a result, Network Associates will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com. During the twelve months ended December 31, 2000, we recorded a compensation charge to earnings of approximately $2.0 million related to variable plan accounting.

WE HAVE RECENTLY EXPERIENCED A SIGNIFICANT CHANGE IN SENIOR MANAGEMENT AND WE MAY BE UNABLE TO ATTRACT QUALIFIED MANAGEMENT REPLACEMENTS ON A TIMELY BASIS

     On January 3, 2001, our board of directors appointed George Samenuk as our new chief executive officer and president. George Samenuk was also named to the board of directors. As part of this appointment, William Larson, our former chairman of the board of directors and chief executive officer, and Prabhat Goyal, our former chief financial officer, left their former positions. In addition, Peter Watkins, our former president and chief operating officer, left his former position on December 31, 2000.

     This change in executive management may be disruptive to our business and may result in the departure of existing employees and/or customers. We are currently operating with an interim chief financial officer. It may take significant time to locate, retain and integrate qualified management personnel.

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

     Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. Competition for these employees is intense and is expected to remain so for the foreseeable future. We have seen upward pressure on wages as a result of this intense competition for employees, which could cause an increase in our operating expenses. We may not be successful in retaining our existing key personnel and in attracting and retaining the personnel we require, and our failure to retain and hire key employees could adversely affect our business and operating results. Additions of new, and departures of existing, employees, particularly in key positions, can be disruptive and can result in departures of existing employees, which could adversely affect our business.

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

     - Dr. Solomon in August 1998;

     - Secure Networks in May 1998;

     - Magic Solutions and TIS in April 1998;

     - Network General, PGP and Helix Software in December 1997;

     - Cinco Networks in August 1997;

     - Vycor Corporation in February 1996; and

     - Saber Software in August 1995.

     We have also completed a number of smaller acquisitions and acquired a number of our international distributors. In 2000, we continued making strategic minority investments in pre-public companies with complimentary products, services and technologies. As of December 31, 2000, the minority venture investments we continue to hold totaled $18.6 million valued at cost less reductions for other than temporary impairments. In the fourth quarter of 2000, we recorded a $10.0 million impairment charge in connection with these investments.

     Our acquisitions and strategic investments involve a number of risks and we may not realize the expected benefits of these transactions. We may lose all or a portion of our investment, particularly in the case of our strategic minority investments. We plan to continue investing and may make acquisitions of other strategic investments in the future.

     In 1997 and 1998, we incurred significant nonrecurring charges associated with our previous acquisitions. Our available cash and securities may be used to buy or invest in companies or products, which could result in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we buy a company, we may have to incur or assume that company's liabilities, including liabilities that are unknown at the time of acquisition, which may result in a material adverse effect on us.

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT

     In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we will experience significant charges related to the amortization of purchased technology and goodwill. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings. For the fiscal year ended December 31, 2000, our amortization expense related to purchased technology and goodwill was $66.3 million.

WE MAY BE REQUIRED TO USE A LARGE PORTION OF OUR CASH BALANCES, OR ISSUE A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, IF OUR DEBENTUREHOLDERS REQUIRE THAT WE REDEEM THEIR DEBENTURES IN FEBRUARY 2003

     On February 13, 1998, we issued zero coupon debentures, which have an aggregate face amount at maturity of $885.5 million and generated net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the debentures was $391.06 per $1,000 of face amount at maturity. At the option of the holder, we are required to redeem the debentures as of February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices equal to the initial issue price plus the accretion of the discount on the debentures to such dates (or $494.52, $625.35 and $790.79 per $1,000 of face amount at maturity, respectively). At our option, we may pay the aggregate redemption price in cash, shares of our common stock or a combination thereof. The number of shares of common stock required to be issued by us will be based on the fair value of our common stock at the time of any redemption. As of December 31, 2000, our aggregate cash and cash equivalents and long-term securities were approximately $694 million. Assuming that as of February 13, 2003 all debenture holders require that we redeem their debentures, we would be required to pay an aggregate redemption price in cash and/or shares of common stock equal to approximately $437.9 million.

OUR HARDWARE BASED PRODUCTS FACE MANUFACTURING, SUPPLY, INVENTORY, LICENSING AND OBSOLESCENCE RISKS

     Some of our Sniffer products and E-ppliance products include, in addition to our software, a hardware platform as well as software licensed from other companies. We expect the number of our hardware-based products to increase as, among other things, the data rate in computer networks increases, making a software-only solution a less viable solution. Third party manufacturers do the manufacturing of these products under contract for us. Reliance on third party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. In the event that any third party manufacturers cannot or will not continue to manufacture our products in required volumes, on a cost effective basis, in a timely manner or at all, we will have to secure additional manufacturing capacity. Even if such additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could create delays in product shipments.

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

WE FACE RISKS RELATED TO OUR APPLICATION SERVICE PROVIDER STRATEGY

     With our ASP or hosted products and services, customers "rent versus buy" the software. For example, McAfee.com is dedicated to updating, upgrading and managing PCs over the Internet for single use retail, non-corporate, consumers. This web-based model is a relatively new concept and there is a risk that our ASP products and services may fail to gain market acceptance. The growth, market acceptance and ultimate profitability of our ASP services is highly uncertain and subject to a number of factors, including:

     - our ability to successfully adapt existing products or develop new or enhanced products that operate in a fast, secure and reliable manner over the Internet;

     - increased expenditures associated with the creation of a new business or delivery platform, such as product development, marketing and technical and administrative support;

     - the introduction of new products by third party competitors;

     - potential unwillingness of customers to pay for ASP subscription based products and services and our ability to properly price our products and services to generate the greatest revenue opportunities;

     - our ability to cost effectively offer our ASP products and services;

     - reluctance by businesses and consumers to change their software purchasing behavior in favor of services hosted on our, or third parties, servers; and

     - concerns of businesses and consumers about whether the Internet is fast, reliable and secure enough to deliver critical network security and availability services effectively.

     Our corporate ASP services were historically offered through our myCIO.com subsidiary. In February 2001, we announced our plan to reintegrate myCIO.com's operations with our own, while continuing to offer myCIO.com's products and services as key offerings. The success of this decision is dependent on our ability to successfully:

     - retain myCIO.com's existing customers and employees;

     - migrate myCIO.com's experience and knowledge in the development and marketing of hosted products and services to our other product groups; and

     - coordinate future product group and McAfee.com ASP offerings so as to avoid or minimize, among other things, customer confusion, redundant development efforts and expenses.

OUR MANAGED SERVICE PROVIDER STRATEGY EXPOSES US TO RISKS IN ADDITION TO THOSE GENERALLY EXPERIENCED AS AN ASP

     We also make our hosted products and services available over the Internet in what we refer to as a managed environment. These MSP solutions differ from our ASP solutions, among other ways, in that our solutions are customized to service a specific customer's needs and are monitored and updated by networking professionals for that customer. To successfully offer MSP services we must:

     - effectively monitor and customize each customer's managed services;

     - attract and retain qualified networking professionals to manage customer accounts; and

     - effectively price our products and services to account for the higher costs associated with selling managed services.

     We also allow intermediaries, such as Internet Service Providers, to sell and host our products and services in a managed environment. This MSP reseller strategy exposes us to additional risks:

     - we must select, train and maintain qualified and financially stable MSP resellers;

     - it is more difficult for us to ensure customer satisfaction as we do not have direct customer contact and we rely on our resellers to timely and properly customize and administer our products and services;

     - we must develop and maintain mutually satisfactory revenue sharing arrangements with our MSP resellers; and

     - our MSP resellers may compete with our own MSP efforts.

WE FACE RISKS RELATED TO RELATIONSHIP WITH MCAFEE.COM

     We have entered into various inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements with McAfee.com. At December 31, 2000, we owned 36.0 million shares of McAfee.com's Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. McAfee.com Class A common stock is entitled to one vote per share. At December 31, 2000, our McAfee.com holdings represented approximately 81% of McAfee.com's outstanding capital stock and approximately 93% of its total voting power.

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

     - McAfee.com is required to pay us a license fee of 7% of net revenue derived from product sales that include the licensed technology;

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

     - generally, we are required to cause to be elected to the McAfee.com board of directors at least two independent directors, which term would exclude any serving Network Associates officer or director; and

     - if, without the prior approval of our continuing directors (being our current directors and directors approved or not objected to by our current directors), someone acquires 15% or more of our outstanding capital stock or our continuing directors cease to constitute a majority of our board (1) we are required to vote our shares of McAfee.com common stock and otherwise seek to cause to the McAfee.com board of directors to consist of at least a majority of independent directors and (2) our shares of McAfee.com Class B common stock will be entitled to only one vote per share instead of three.

WE FACE RISKS RELATED TO THE ALLOCATION OF OPPORTUNITIES WITH RESPECT TO PRODUCTS, CUSTOMERS AND TERRITORIES AMONG OUR PRODUCT GROUPS AND SUBSIDIARIES

     We are continuing to focus our business on our products, our customers and geographic territories. Our product groups are primarily product focused. Our McAfee.com subsidiary sells its products and services over the Internet to consumers and businesses. Nihon Network Associates K.K. ("Network Associates Japan") is both geographically and customer focused, selling Network Associates' products on a generally exclusive basis in Japan and to large Japanese business customers outside of Japan and acting as McAfee.com's reseller in Japan. Except as provided under our technology licensing agreements and arrangements, we do not currently have in place a policy to govern the pursuit or allocation of business opportunities between our subsidiaries and product groups. These and any future internal allocation of products, customers and territories could result in, among other things:

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

WE MUST ADAPT TO THE RAPIDLY CHANGING BUSINESS ENVIRONMENT BROUGHT ON BY THE WIDESPREAD USE OF THE INTERNET

     We utilize the Internet and depend on its functionality and reliability in many parts of our business, including sales, distribution and support of our products. There are still many uncertainties regarding many facets of the Internet, including reliability, security, access, tax, government regulation and cost. We also run the risk of not adapting to the latest changes in the Internet, which could affect our business operations. If growth of the Internet does not develop at the rapid pace we expect, our operating results could be adversely affected.

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

     - provide upgrades and updates to users frequently and at low cost; and

     - remain compatible with popular operating systems such as Windows 98, Windows 2000, Windows NT and NetWare, and develop products that are compatible with new or otherwise emerging operating systems.

     We may not be able to successfully develop and market, on a timely basis, enhancements to our existing products or new products. Our product enhancements or new products may not adequately address the changing needs of the marketplace. New products with new technological capabilities could replace or shorten the life cycle of our products or cause our customers to defer or cancel purchases of our existing products.

     We may continue to experience delays in software development as we have at times in the past. Complex software products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or cost us market acceptance. For example, our anti-virus software products have in the past falsely detected viruses that did not actually exist. Difficulties and delays associated with new product introductions, performance or enhancements could have a material adverse effect on our business, financial condition and results of operation.

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

WE DEPEND ON REVENUE FROM OUR FLAGSHIP ANTI-VIRUS AND SNIFFER PRODUCTS

     We have historically derived a majority of our net revenues from our flagship McAfee anti-virus software products and Sniffer network fault and performance management products. These products are expected to continue to account for a significant portion of our net revenues for the foreseeable future. Because of this concentration of revenue, a decline in demand for, or in the prices of, these products as a result of competition, technological change, a change in our pricing model, inclusion of anti-virus or network management and analysis software as a standard part of hardware or operating system software or other software, or a maturation in the markets for these products, could harm our business.

IF THE NETWORK MANAGEMENT AND NETWORK SECURITY MARKETS DO NOT EVOLVE AS WE ANTICIPATE, OUR BUSINESS COULD SUFFER

     The markets for our network management and network security products are evolving, and their growth depends upon broader market acceptance of this software, including help desk software. Although the number of PCs attached to large-area networks has increased dramatically, the network management and network security markets continue to be emerging markets. These markets may not continue to develop or may not develop rapidly enough to benefit our business significantly. In addition, there are a number of potential approaches to network management and network security, including the incorporation of management and security tools into network operating systems. Therefore, even if network management and network security tools gain broader market acceptance, potential purchasers may not select our products. To the extent that either the network management or network security market does continue to develop, we expect that competition will increase.

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

     - breadth of product group;

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

     Our principal competitors in the security market vary by product type. For firewalls, our principal competitors include CheckPoint, Symantec, and larger companies such as Cisco Systems and Microsoft. For intrusion detection products, we compete with ISS, Symantec and Cisco. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. Public key infrastructure, or PKI, encryption vendors such as Entrust Technologies offer some products that compete with our PGP products. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

     Our principal competitor in the network management market is Agilent. Other competitors include Cisco, Computer Associates, Compuware, Concord Communications, DeskTalk Systems, GN Nettest, Network Instruments, Radcom Technologies, Shomiti Systems and Acterna Corporation.

     Our principal competitors in the help desk market are Computer Associates, FrontRange Solutions, Peregrine and Remedy.

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

OUR CUSTOMERS MAY CANCEL OR DELAY THEIR PURCHASES OF OUR PRODUCTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     Our products may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business prospects or as a result of economic conditions in general. Any cancellation or delay could adversely affect our results of operations.

WE FACE RISKS RELATED TO OUR SALES FORCE STRUCTURE

     Our sales force is organized by product group, with four separately focused sales organizations selling our McAfee, Sniffer Technologies, PGP Security and Magic Solutions products. All four sales organizations consist of field sales representatives who are located regionally and outbound telesales representatives who actively focus on selling our individual product lines. The telesales representatives focus on small customers and transactions. McAfee.com has developed a separate sales force of 34 employees, focusing on selling their ASP solution directly to consumers and businesses. To succeed in the direct sales channel, we must build a significant direct sales organization and must attract and retain qualified personnel. These individuals will require training about, and knowledge of, attributes of the products and product lines sold by them. We may not succeed in building the necessary sales organization or in attracting, retaining or training these individuals.

     We have divided our U.S. direct sales force among our four product groups, in part, to focus our sales force on selling specialized products. In 2001, we intend to organize our international direct sales force by our four product groups when and where local demand and sales force considerations make this action advisable. Our customers and potential customers and sales force may not respond favorably to the restructuring and our revenues, business and future financial performance could suffer materially. In addition to customer and sales related risks described above:

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

WE NEED TO EXPAND AND DEVELOP AN EFFECTIVE PROFESSIONAL SERVICES ORGANIZATION; WE RELY ON THIRD-PARTY PROFESSIONAL SERVICES

     As our products and computer networks in general increase in complexity, customers require greater professional assistance to design, install, configure and implement our products. To date, we have relied on our limited professional services capabilities and increasingly on outside professional service providers, including our distributors, resellers and system integrators. These third party service providers may provide inadequate levels of professional services. Moreover, reliance on these third parties places a greater burden on them and reduces our ability to control and establish standards for providing these support services. Our reliance on these third parties could delay our recognition of product revenue, harm our relationships or reputation with these third parties or the end users of our products or result in decreased future sales of, or prices for, our products.

     The failure to develop and maintain an effective professional services organization could have a material adverse effect on our business. To more effectively service our customers' evolving needs, we intend to significantly expand and develop our worldwide professional services organization. We may not succeed in these efforts. Effectively expanding and developing our professional services organization will require that we hire and train more service professionals who must be continually trained and educated to ensure that they possess sufficient technical skills and product knowledge. The market for qualified professionals is intensely competitive, making hiring and retention difficult. We expect significant competition in this market from existing providers of professional services and future entrants. We must also properly price our services to attract customers, while maintaining sufficient margins for these services. We therefore expect that we will have lower profit margins on our service revenues. In addition, we reorganized our U.S. professional services organization, in part, to enable the professional services organization to become more specialized on individual products and product groups. As a result, a particular product group may have insufficient qualified personnel to perform its professional services needs as there will no longer be a "pool" of professional services personnel from which to draw. A product group's lack of sufficient professional services personnel could lead to customer dissatisfaction, missed revenue opportunities and a loss of future business.

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

     We are expanding our product support to include the Unix operating system and the Linux operating system. Sales of our products could be materially and adversely impacted by our failure to support those versions of the Unix operating system or competing operating systems that receive broad market acceptance. The Unix system encompasses many separate operating systems of which we only support a few, including for example, Sun Microsystems' Solaris Unix operating system.

WE MUST EFFECTIVELY MANAGE OUR GROWTH

     Our business has grown both internally and through acquisitions. This growth has placed, and any future growth would continue to place, a significant strain on our limited personnel, management and other resources. Our ability to manage any future growth, particularly with the anticipated expansion of our international business and our ASP businesses, and growth in distribution business, will require us to:

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

     Our success depends significantly upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products. We do not typically obtain signed license agreements from our corporate, government and institutional customers who license products directly from us. Rather, we include an electronic version of a "shrink-wrap" license in all of our electronically distributed software and a printed license in the box for our products distributed through traditional distributors in order to protect our copyrights and trade secrets in those products. Since the licensee has not signed any of these licenses, many legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. The steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. For example, we are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us. Changing legal interpretations of liability for unauthorized use of our software, or lessened sensitivity by corporate, government or institutional users to avoiding infringement of intellectual property, could have a material adverse effect on our business, results of operations and financial condition.

     There has been substantial litigation regarding the intellectual property rights of technology companies. The increased issuance of software patents in recent years has led to and is likely to continue to lead to increased patent and intellectual property litigation in the software industry. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including patent infringement cases involving Hilgraeve. See Note 15, Notes to the Condensed Consolidated Financial Statements. We may also be subject to litigation in connection with our advertising and marketing programs. Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

     - result in the loss of our proprietary rights;

     - subject us to significant liabilities, including monetary liabilities;

     - require us to seek licenses from third parties; or

     - prevent us from manufacturing or selling our products.

     The litigation process is subject to inherent uncertainties and we may not prevail in these matters, or we may be unable to obtain licenses with respect to any patents or other intellectual property rights that may be held valid or infringed upon by our products or us. Uncertainties inherent in the litigation process include, among other things, the complexity of the technologies involved, potentially adverse changes in the law and discovery of facts unfavorable to us.

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS AND OTHER INHERENT RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES

     For the fiscal years ended December 31, 2000, 1999 and 1998, net revenue from international sales represented approximately 37%, 40%, and 36%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

     - the impact of longer payment cycles;

     - greater difficulty in accounts receivable collection;

     - unexpected changes in regulatory requirements;

     - seasonality due to the slowdown in European business activities during the third quarter;

     - tariffs and other trade barriers;

     - export restrictions on our encryption and other security products;

     - uncertainties relative to regional economic circumstances including the continued economic weakness in Asia;

     - political instability in emerging markets and difficulties in staffing;

     - hiring and retaining key international employees; and

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

COMPUTER "HACKERS" MAY DAMAGE OUR PRODUCTS AND SERVICES

     Given our high profile in the security software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products. While to date, these efforts have been discovered quickly and their adverse impact has been limited, similar viruses or efforts may be created or replicated in the future. In this event, users' computer systems could be damaged and demand for our software products may suffer as a result. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses. Given our increased use of the Internet to deliver products and services, any successful sabotage or other attack on our websites, including the McAfee.com and myCIO.com web sites, could disrupt our ability to provide products and services to customers. Recently a number of websites have been subject to denial of service attacks, where a web site is bombarded with information requests eventually causing the website to overload, which causes a delay or disruption of service. A successful sabotage of one of our affiliates' web based businesses could result in reduced demand for our or our affiliates' web based products and services and could have a material adverse effect on our business and our results of operation.

FALSE DETECTION OF VIRUSES AND ACTUAL OR PERCEIVED SECURITY BREACHES COULD ADVERSELY AFFECT OUR BUSINESS

     Our anti-virus software products have in the past and may at times in the future falsely detect viruses that do not actually exist. These false alarms, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. In addition, we have in the past been subject to litigation claiming damages related to a false alarm, and similar claims may be made in the future. In addition, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market's perception of our security products. This could adversely affect our business, results of operations and financial condition.

OUR CRYPTOGRAPHY TECHNOLOGY IS SUBJECT TO EXPORT RESTRICTIONS AND MAY BECOME OBSOLETE

     All of our products are subject to the U.S. Export Administration Regulations, governed by the U.S. Department of Commerce. Certain of our network security products, technology and associated technical assistance, particularly products and technology incorporating encryption, may be subject to export restrictions. Recent changes to U.S. laws enable Network Associates to export more products without restrictions; however, certain products still may not be exported to foreign customers without prior approval from the U.S. government. The list of products and end users for which export approval is required, and the regulatory policies with respect thereto, are subject to revision by the U.S. government at any time. The cost of compliance with U.S. and international export laws and changes in existing laws could affect our ability to sell certain products in certain markets, and could have a material adverse effect on our international revenues.

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

BUSINESS INTERRUPTION RISKS

     We face a number of potential business interruption risks that are beyond our control. The State of California has recently experienced intermittent power shortages, sharp increases in the cost of energy and even interruptions of service to some business customers. If power shortages continue to be a problem our business may be materially adversely effected. Additionally, we may experience natural disasters that could interrupt our business.

     Our corporate headquarters is located near a major earthquake fault. The impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Safety precautions have been implemented, however there is no guarantee that an earthquake would not seriously disturb our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake and other natural disasters.

     We are in the process of installing an updated enterprise resource planning
(ERP) program. We may face delays or difficulties in installing and implementing the software.

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

     In October 1999, we entered into a stockholders agreement with McAfee.com. Under this agreement we agreed that if (1) without the prior approval of our continuing directors, as defined below, any person acquires or agrees to acquire 15% or more of our outstanding common stock or (2) our continuing directors cease to constitute a majority of our serving directors, then for so long but only for so long as that condition exists:

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

     Our continuing directors consist of our current directors and any subsequent directors approved or not objected to by a majority of our then-continuing directors.

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

ITEM 2. PROPERTIES

     Our headquarters currently occupy 208,368 square feet in facilities located in Santa Clara, California under leases expiring in 2013. Worldwide we lease facilities with approximately 1.0 million total square feet, with leases that expire at various times. Our primary international facilities are located in Australia, Brazil, Germany, Japan, the Netherlands and the United Kingdom. Other significant domestic sites include Maryland, Oregon and Texas. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     Information with respect to this item is incorporated by reference to Note 15 of Notes to Condensed Consolidated Financial Statements included in this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders' during the fourth quarter of the year ended December 31, 2000.

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

                                                               HIGH      LOW
                                                              ------    ------
Year Ended December 31, 2000
  First Quarter.............................................  $36.69    $23.31
  Second Quarter............................................   29.25     19.75
  Third Quarter.............................................   26.25     18.19
  Fourth Quarter............................................   23.00      4.13
Year Ended December 31, 1999
  First Quarter.............................................  $61.25    $28.06
  Second Quarter............................................   30.75     11.06
  Third Quarter.............................................   21.63     15.56
  Fourth Quarter............................................   28.00     16.56

DIVIDEND POLICY

     We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

HOLDERS OF COMMON STOCK

     As of February 28, 2001, there were 1,161 record owners of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     We have restated our financial results to incorporate the following companies acquired through pooling of interests: Anyware, CSB, Dr. Solomon, Nordic, QA, Secure, Syscon, TIS, (all acquired in 1998) and Helix, Jade, Network General, SHBV (all acquired in 1997). In addition, results for the nine months ended September 30, 1998, and each of the years ended December 31, 1997 and 1996, have been restated from those previously reported to reflect a change in the purchase price allocation and related amortization of intangibles for acquisitions accounted for by the purchase method of accounting. Dr. Solomon had a fiscal year ended May 31. Financial statements for the periods through December 31, 1997, reflect the combination of our operating results for the years ended December 31, 1997 and 1996 and the operating results of Dr. Solomon for the years ended November 30, 1997 and 1996. Restated financial statements for the year ended December 31, 1998 reflect our operating results for the year ended December 31, 1998 and the operating results of Dr. Solomon for the thirteen months ended December 31, 1998.

                                                           YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                              2000        1999        1998       1997       1996
                                            ---------   ---------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Net revenue...............................  $ 745,692   $ 683,668   $990,045   $735,692   $514,997
Income (loss) from operations.............   (151,967)   (138,199)   119,966     61,947     57,568
Income (loss) before income taxes and
  minority interest.......................    (97,751)   (130,998)   138,167     82,813     65,419
Net income (loss).........................   (102,721)   (159,901)    36,438     10,639     10,711
Net income (loss) per share, basic........  $   (0.74)  $   (1.15)  $   0.27   $   0.08   $   0.09
Net income (loss) per share, diluted......  $   (0.74)  $   (1.15)  $   0.26   $   0.08   $   0.09
Shares used in per share
  calculation -- basic....................    138,072     138,695    133,075    126,662    115,626
Shares used in per share
  calculation -- diluted..................    138,072     138,695    138,609    132,729    125,502

                                                                 DECEMBER 31,
                                         ------------------------------------------------------------
                                            2000         1999          1998         1997       1996
                                         ----------   ----------   ------------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents..............  $  275,539   $  316,784    $  418,899    $157,031   $165,785
Working capital........................     196,993      285,665       537,056     247,811    307,478
Total assets...........................   1,384,848    1,479,394     1,536,721     805,350    613,867
Deferred revenue and taxes.............     186,129      163,816       205,598     129,557     91,020
Long Term Debt and other liabilities...     396,868      379,267       374,132       2,353         --
Total equity...........................  $  518,651   $  660,106    $  722,838    $492,501   $425,671

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statements of Operations.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net revenue:
  Product...................................................     68%       69%       84%
  Services and support......................................     32        31        16
                                                               ----      ----      ----
          Total revenue.....................................    100       100       100
Cost of revenue:
  Product...................................................     15        13        14
  Services and support......................................      5         5         4
                                                               ----      ----      ----
          Total cost of revenue.............................     20        18        18
Operating costs and expenses:
  Research and development..................................     23        22        14
  Marketing and sales.......................................     54        55        30
  General and administrative................................     14        19         8
  Amortization of intangibles...............................      9         9         4
  Acquisition and other related costs.......................     --        (3)       14
                                                               ----      ----      ----
          Total operating costs and expenses................    100       102        70
                                                               ----      ----      ----
  Income (loss) from operations.............................    (20)      (20)       12
Interest and other income...................................      6         5         4
Interest and other expense..................................     (2)       (3)       (2)
Gain (loss) on investments, net.............................      3        (1)       --
                                                               ----      ----      ----
  Income (loss) before provision for income taxes and
     minority interest......................................    (13)      (19)       14
                                                               ----      ----      ----
Provision for income taxes..................................      1         4        10
                                                               ----      ----      ----
  Net income (loss) before minority interest................    (14)      (23)        4
                                                               ----      ----      ----
Minority interest...........................................      1        --        --
                                                               ----      ----      ----
  Net income (loss).........................................    (13)%     (23)%       4%
                                                               ====      ====      ====

     Net Revenue. Net revenue increased 9% to $745.7 million in 2000 from $683.7 million in 1999, including a $22.4 million increase in revenue from McAfee.com. Net revenue decreased 31% to $683.7 million in 1999 from $990.0 million in 1998, including an $18.2 million increase in revenue from McAfee.com. The increase in net revenue from 1999 to 2000 is due to increases in new customer purchases and increases in customer renewals of product licenses, as well as continued acceptance of our support services. In addition, the increase also reflects positive results from our recent reorganization into four product groups, with four separate sales groups focused on selling their respective products . The overall increase in net revenue in 2000 occurred despite the adverse impact in the fourth quarter of our decision to transition to a sell-through model, which resulted in some of our distribution partners reducing their inventory levels, as described below. The decrease in net revenue from 1998 to 1999 is due to our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products.

     In December 2000, in light of the business decision by some of our distributors, including our largest distributor, to reduce inventory levels, and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model. Results reported for the quarter and year ended December 31, 2000, include a significant reduction to net revenue due to some our distribution partners' business decision to reduce their inventory levels by not replenishing their inventory and requesting returns over and above their contractual rights.We expect to complete our transition to the sell-through model in the first quarter of 2001.

     Product revenue includes revenue from product licenses and hardware. Product revenue increased 7% to $505.9 million in 2000 from $474.1 million in 1999. Product revenue decreased 43% to $474.1 million in 1999 from $831.4 million in 1998. The increase in product revenue from 1999 to 2000 is due to increases in new customer purchases and positive results from our recent reorganization into four product groups, with four separate sales groups focused on selling their respective products.

     Services and support revenues include revenues from software support and maintenance contracts, education and consulting services, which are deferred and recognized over the related service period. Service revenues increased 14% to $239.8 million in 2000 from $209.6 million in 1999. Service revenue increased 32% to $209.6 million in 1999 from $158.7 million in 1998. The increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of our installed customer base and the resulting renewal of support and maintenance contracts.

     Our future profitability and rate of growth, if any, will be directly affected by increased price competition, a maturing anti-virus market and an increasingly higher revenue base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders as well as expanding our customer base. If our renewal rate or our pace of new customers slows, our net revenues and operating results would be adversely affected.

     International revenue accounted for approximately 37%, 40%, and 36%, of net revenue for 2000, 1999, and 1998, respectively. The decrease in international net revenue as a percentage of net revenue from 1999 to 2000 was due to under performance in sales operations, changes in sales management, a slow down due to softening market conditions, and continued weakness of the Euro. To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international license revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

     Cost of Net Revenue. Cost of net revenue increased 21% to $152.5 million in 2000 to $126.5 million in 1999, and decreased 29% from $177.0 million in 1998. The increase in cost of net revenues from 1999 to 2000 was primarily due to the increase in net revenue. From 1998 to 1999, the decrease in cost of net revenues was primarily due to the decrease in net revenue.

     Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties, and with respect to hardware based Sniffer and E-ppliance products, computer platforms and other hardware components. Cost of product revenues increased 29% to $114.4 million in 2000 from $88.7 million in 1999. From 1998 to 1999, cost of product revenues decreased 35% from $137.4 million in 1998. The increase in product cost of revenue from 1999 to 2000 was primarily due to an increase in product revenues. The decrease in cost of product revenues from 1998 to 1999 was primarily due to a corresponding decrease in product revenues. As a percentage of net product revenue, cost of product revenue was 23% in 2000, 19% in 1999, and 17% in 1998.

     Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. In 2000, the cost of services and support revenue increased 1% to $38.1 million from $37.7 million in 1999. From 1998 to 1999, cost of services and support revenue decreased 5% to $37.7 million from $39.7 million in 1998. Costs remained relatively flat in 1999 and 2000. Cost of services and support revenue as a percentage of net services and support revenue was 16% in 2000, 18% in 1999, and 25% in 1998.

     To the extent that the percentage of our net revenue, which is generated through traditional distribution channels, increases, our cost of net revenue will increase.* In future periods, we expect that cost of product revenue will increase in absolute terms and as a percentage of net revenue in conjunction with an expected increase in the number of hardware based products sold by us.*

     Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Excluding the effects of stock-based compensation of $1.9 million and $4.5 million in 2000 and 1999, respectively, research and development expenses increased 16% to $171.6 million in 2000 from $148.2 million in 1999. Research and development expenses increased from 1999 to 2000 due to the increase in staffing and equipment expense to support growth in our product and service offerings. From 1998 to 1999, excluding the effects of stock-based compensation in 1999, research and development expenses increased 9% from $135.5 million. These increases were primarily due to the increase in staffing and equipment expense to support growth in our product and service offerings. As a percentage of net revenue, research and development expenses were 23% in 2000, 22% in 1999, and 14% in 1998. We anticipate that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

     We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $4.6 million and $7.2 million in 2000 and 1999, respectively, marketing and sales expenses increased 9% to $400.5 million from $367.3 million in 1999. From 1998 to 1999, excluding the effect of stock-based compensation in 1999, marketing and sales expenses increased 25% from $294.8 million in 1998. These increases were primarily due to continued investment in the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for McAfee.com. As a percentage of net revenue, marketing and sales expense was 54% in 2000, 55% in 1999, and 30% in 1998. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. Excluding the effect of stock-based compensation of $2.3 million and $3.9 million for 2000 and 1999, respectively, general and administrative expenses decreased 21% to $98.1 million in 2000 from $124.7 million. In 1999, we recorded charges to cover $31.8 million in doubtful accounts, the development of our E-commerce business systems, expansion of our IT infrastructure and the implementation of our new SAP Human Resources module. In 2000, we recorded a charge of $15.8 million for accounts receivable for which collection is doubtful. From 1998 to 1999, excluding the effects of stock-based compensation in 1999, general and administrative expenses increased 49% from $83.9 million in 1998 for the above mentioned events. As a percentage of net revenues, general and administrative expenses were 14%, 19%, and 8% in the years ended December 31, 2000, 1999, and 1998, respectively.

STOCK-BASED COMPENSATION

     We expensed $8.7 million and $15.6 million in 1999 and 2000, respectively. Stock-based compensation charges relate to the repricing of employee stock options and the issuance of McAfee.com stock options to our executives and employees. We do not expect to incur charges related to these McAfee.com option grants in

---------------

* This statement is forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See "Risk Factors" discussion beginning on page 12 of this document.

the future. However, we do expect significant stock-based compensation charges related to repriced employee stock options.

     On April 22, 1999, we offered to substantially all our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of our common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.4 million shares at $11.063 were vested and outstanding at December 31, 2000.

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," we recorded an initial stock-based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $6.7 million were expensed in the twelve months ended December 31, 2000, respectively.

     As a result of the introduction of FIN 44, stock options repriced by us on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, we have and will continue to remeasure compensation costs for the repriced options until the options are exercised, forfeited or canceled without replacement. The first valuation period began with the effective date of FIN 44 which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of our common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28. When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In addition, variable plan accounting as described above, applies to options issued to employees of McAfee.com and myCIO.com as a replacement for our options which were subject to the repricing described above. As a result, we will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000.

     As a result, during 2000, we recorded a compensation charge to earnings of approximately $2.0 million. As of December 31, 2000, we, McAfee.com and myCIO.com had options, outstanding and subject to variable plan accounting, amounting to 4.5 million, 0.1 million, and 0.3 million, respectively.

     Amortization of Intangibles. We expensed $66.3 million, $58.4 million, and $43.2 million of amortization related to intangibles in the years ended December 31, 2000, 1999 and 1998, respectively. Intangibles consist of purchased goodwill and certain acquired technology. The increase in amortization in 2000 was primarily a result of the amortization of the additions to goodwill related to McAfee.com's acquisitions during 2000. In addition, in accordance with its accounting policy our subsidiary, McAfee.com, performed a review of the carrying of the goodwill associated with one of its acquisitions and recognized an impairment charge of $3.6 million. The impairment charge was recorded as a result of McAfee.com's year-end review of technology acquired in the year 2000 and an assessment of its future potential. McAfee.com determined that certain storage technology purchased as part of the original acquisition was not to be incorporated into future products as a result of the nonviable Internet advertising business model. Accordingly the full carrying value of the unamortized goodwill and purchased technology was written off. The increase in amortization in 1999 related to a full year of amortization of intangibles that resulted from the 1998 acquisitions of Magic Solutions, Inc., and CyberMedia.

ACQUISITION AND OTHER RELATED COSTS

     The following table is a summary of acquisitions by the Company in the three years ended December 31, 2000:

                                                     COMMON STOCK
                                                      ISSUED IN            PURCHASE PRICE OF
                                                 POOLING OF INTERESTS    PURCHASE TRANSACTIONS
                                                 --------------------    ---------------------
2000
McAfee.com acquisitions........................                             $ 22.3 million
1999
- none -
1998
Syscon.........................................        1,230 shares
Nordic.........................................       30,508 shares
Magic Solutions................................                             $140.3 million
TIS............................................    6,755,540 shares
Secure.........................................      567,000 shares
CSB............................................        9,815 shares
QA.............................................      305,557 shares
Anyware........................................      228,204 shares
Dr. Solomon's..................................   15,813,142 shares
CyberMedia.....................................                             $174.3 million

PURCHASE COMBINATIONS

     McAfee.com completed two acquisitions for total consideration, including the issuance of approximately 550,000 of its Class A common stock, valued at approximately $22.3 million. The acquisitions were accounted for using the purchase method of accounting and the total combined purchase price was approximately $22.3 million, including transaction costs. McAfee.com analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however McAfee.com determined that the acquired technologies and products are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $22.3 million was recorded as goodwill and purchased technology, and is being amortized on a straight-line basis over three years.

     In December 2000, in accordance with its accounting policy, McAfee.com, performed a review of the carrying of the goodwill associated with one of it's acquisitions and recognized an impairment charge of $3.6 million. McAfee.com performed a review of the carrying value of the goodwill as it had been assessed that McAfee.com would not use the technology purchased as part of the original acquisition. Accordingly the full value of the unamortized goodwill was written off. The historical operations of these acquisitions were not material to the Company's financial position, results of operations, or cash flows.

     Network Associates, Inc. made no acquisitions in 2000 and 1999.

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

     The following table summarizes the activity during the year ended December 31, 1999, in the reserves for acquisition and other costs established in the year ended December 31, 1997 (in thousands):

                                              DIRECT                            ASSET
                                            TRANSACTION   SEVERANCE    LEASE    WRITE
                                               COSTS      & BENEFITS   COSTS    DOWNS   OTHER    TOTAL
                                            -----------   ----------   ------   -----   -----   -------
Balance, December 31, 1998................     $ (36)       $ 539      $ (422)  $ 484   $ 374   $   939
Paid out or charged against the related
  assets..................................      (193)         (58)       (942)      0       0    (1,193)
Adjustment to liability...................       229         (481)      1,364    (484)   (374)      254
                                               -----        -----      ------   -----   -----   -------
Balance, December 31, 1999................     $   0        $   0      $    0   $   0   $   0   $     0
                                               =====        =====      ======   =====   =====   =======

     For the year ended December 31, 1999, activity with respect to these reserves consisted principally of expenditures related to accrued lease termination costs and adjustments to remaining accruals. All expenditures related to these accruals have been completed and an additional expense, $254,000, was charged to acquisition and related charges.

     In connection with the acquisitions accounted for as poolings of interests, we incurred direct transaction costs and other restructuring and related charges in the amount of $85.8 million in the year ended December 31, 1998. In connection with the acquisitions accounted for as purchase transactions, we incurred charges of $49.8 million in the year ended December 31, 1998, consisting principally of the write-off of acquired in-process research and development. The following is a summary of these charges together with charges for certain restructuring activities taken by us during the year ended December 31, 1998 (in thousands):

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

     Direct transaction costs included $18.0 million in investment banking fees, $9.2 million in legal and accounting fees, and $1.5 million in filing fees, travel and other costs. Lease costs and asset write downs include the costs of closing approximately 33 facilities throughout the world ($12.2 million), the disposal of excess and obsolete assets (primarily computer equipment which did not comply with our standards ($12.0 million), and the write-off of goodwill and intangibles associated with discontinued Dr. Solomon's products ($4.8 million). The Dr. Solomon's write-off related to two minor products which we discontinued and which had no sales subsequent to the Dr. Solomon's acquisition.

     The severance and benefits charges related to company-wide reductions in workforce following our major acquisitions in the second and third quarters of 1998 of approximately 784 employees of which 107 were in research and development functions, 302 were in sales and marketing functions and the remainder were in administrative and other support functions. Substantially all terminated employees left our employment in the period the related accounting charge was recorded. We retained a limited number of employees from each acquisition for short transition periods. The cost of these employees was charged to operating expenses during the transition period.

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

  CyberMedia:

     The ongoing projects at CyberMedia at the time of the purchase included upgrade versions of four products (First Aid 6.0 and 7.0, UnInstaller 6.0, Guard Dog 3.0, and Oil Change 3.0) as well as work on technologies to be used in two of the our projects (a replacement product for PC Medic and McAfee Office). These upgrades will include new interfaces with the Internet, enhanced use of Active-X controls and Java and enhanced user interfaces. At the date we acquired CyberMedia, we estimated that, on average, 42% of the development effort had been completed and that the remaining 58% of the development effort would take approximately 12 months to complete and would cost $2.7 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our line of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. In conformity with the SEC's revised guidelines for accounting for in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over our average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. As of December 31, 1999, the projects related to this acquisition were completed.

  Magic Solutions:

     The ongoing projects at Magic Solutions at the time of the purchase comprised an upgrade version of Support Magic 4.0, Magic Solutions current product. This upgrade, known as Merlin Enterprise, represents new technologies with significant enhanced functionality, including increased scalability, a 32-bit browser-based technology, an enhanced user interface and integrated management features. At the date we acquired Magic Solutions, we estimated that, on average, 80% of the development effort had been completed and that the remaining 20% of the development effort would take approximately 12 months to complete and would cost $1.8 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our line of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the our more effective distribution channel. In conformity with the SEC's revised guidelines for accounting for in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over our average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. As of December 31, 1999, the projects related to this acquisition were completed.

     Interest and Other Income. Interest and miscellaneous income increased to $42.0 million in 2000 from $30.7 million in 1999 and decreased from $33.3 million in 1998. Interest and other income increased from 1999 to 2000 due to an increase in higher average cash balances invested at slightly higher interest rates. From 1998 to 1999, interest income decreased due to the reduced cash balances resulting from the acquisitions of Magic and CyberMedia and cash used to fund operating activities during the year.

     Interest and Other Expense. Interest and other expense increased to $18.2 million in 2000 from $17.3 million in 1999 and from $15.2 million in 1998. Interest and other expense remained flat in 2000. Interest and other expense remained relatively flat from 1998 to 1999.

     Gain (Loss) on Investments. In 2000, we recognized a total gain of $30.4 million on the sale of our venture and strategic investments, including a gain on the sale of shares of Network Associates Japan, amounting to $11.9 million. This gain is offset by a $10.0 million charge in the fourth quarter of 2000 related to an other than temporary decline in the value of certain of our venture and strategic investments. This decline was based on the likelihood that the related company would have insufficient cash flows to operate for the next twelve months. In 1999 and 1998, we recognized a loss of $3.6 million and a gain of $0.2 million, respectively from sale of marketable securities. Additionally, we recognized a loss of $2.5 million on the liquidation of our Direct Web investment.

     Provision for Income Taxes. Our provision for income taxes was $9.9 million, $29.2 million, and $101.7 million in 2000, 1999, and 1998, respectively. Our effective tax rate for 2000, 1999, and 1998 was 10%, 22%, and 74%, respectively. The decrease in the effective tax rate from 1999 to 2000 was primarily attributable to a decrease in non-deductible acquisition related expenses, and a decrease in foreign earnings subject to taxation in foreign jurisdictions. The decrease in the effective tax rate from 1998 to 1999 was primarily due to the losses incurred in 1999, and a decrease in non-deductible acquisition related expenses.

     The valuation allowance for our deferred tax assets increased from 1999 to 2000, as well as, from 1998 to 1999. The increase was due to increased uncertainty of the Company's ability to utilize certain deferred tax assets primarily foreign tax credits.

     If we cease to own at least 80% of McAfee.com's outstanding common stock, we may be required to include in our consolidated federal taxable income an amount equal to the excess of the cumulative McAfee.com net operating losses absorbed in our prior year consolidated tax returns over our tax basis in McAfee.com. As of December 31, 2000, there were no excess amounts.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had $275.5 million in cash and cash equivalents and $418.6 million in marketable securities, for a combined total of $694.1 million.

     Net cash provided by (used in) operating activities was $26.7 million, $(18.1) million and $94.0 million in 2000, 1999 and 1998, respectively. Net cash provided by operating activities in 2000 consisted primarily of net loss before depreciation and amortization, bad debt expense, stock-based compensation charge, and interest on our debentures offset by deferred taxes and gain on sale of investments. In addition, there were decreases in accounts receivable and increases in accounts payable, accrued liabilities and deferred revenue, which amounts were offset by an increase in prepaid expenses and other assets. Net cash used in operating activities in 1999 consisted primarily of net loss before depreciation and amortization, bad debt expense, stock-based compensation charge, interest on our debentures, realized loss on investments, and deferred taxes. In addition, there were decreases in accounts receivable, prepaid expenses and other assets, and an increase in accounts payable and accrued liabilities, which amounts were offset by a decrease in deferred revenue. Net cash provided by operating activities in 1998 consisted primarily of net income before acquired in-process research and development, depreciation and amortization and interest on our debentures as well as an increase in deferred revenue and the tax benefit from exercise of non-qualified stock options. Increases in accounts receivable and prepaid and other assets and decreases in accounts payable and accrued liabilities offset these factors.

     Our accounts receivable balance as a percentage of sales may increase due to our increased emphasis on server/enterprise based sales and expanding international sales, both of which typically have longer payment terms. Additionally, our receivable collection has become more dependent on the longer payment cycle for VARs, distributors and system integrators. To address this increase in accounts receivable and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables and sell receivables. To the extent that our accounts receivable balance increases, we will be subject to greater general credit risks with respect thereto.

     Net cash provided by (used in) investing activities was $10.4 million, $(173.8) million and $(316.8) million in 2000, 1999 and 1998, respectively, primarily reflecting purchases of marketable securities and additions to fixed assets. In 2000, we obtained proceeds of $36.8 million and $11.9 million from our sale of Goto.com shares and the sale of less than 5% of the shares of our Japanese subsidiary, Network Associates Japan, respectively.

     Net cash used in financing activities was $(39.4) million in 2000 consisting primarily of the repurchase of our common stock which represented approximately $100.4 million. The repurchases of our common stock were slightly offset by proceeds associated with the exercise of non qualified stock options and the sale of put options. Net cash provided by financing activities was $96.6 million in 1999 consisting primarily of the proceeds from McAfee.com's initial public offering as well as proceeds associated with the exercise of non-qualified stock options. Net cash provided by financing activities was $489.8 million in 1998 and consisted primarily of the proceeds associated the issuance on the debentures noted above together with proceeds from the exercise of non-qualified stock options.

     As discussed above, in December 2000, in light of the business decision by some of our distributors, including our largest distributor, to reduce inventory levels and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model. We expect that our transition to the sell-through model will be completed in the first quarter of 2001. In addition, some of our distributors are experiencing financial difficulties worldwide. These factors may adversely impact our collection of accounts receivable from our distributors in 2001.

     In February 2001, we settled all outstanding put options for a payment of approximately $53.8 million.

     As discussed below, in February 2003 we may be required to use a significant portion of our cash balances to redeem our outstanding zero coupon debentures.

     We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.*

EURO

     On January 1, 1999, the "Euro" was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The Euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the Euro. The conversion to the Euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information

---------------

* This statement is forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See "Risk Factors" discussion beginning on page 12 of this document.

system is designed to accommodate multi-currency environments. As a result, we have the flexibility to transact business with vendors and customers in either Euro or traditional national currency units.

FINANCIAL RISK MANAGEMENT

     The following discussion about our risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to nondollar-denominated sales and operating expenses in Japan, Canada, Australia, Europe, Latin America, and Asia. We have recently expanded our business activities in Europe. As a result, we expect to see an increase in exposures related to nondollar-denominated sales in several European currencies. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not generally hedge anticipated foreign currency cash flows. Our hedging activity is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimates of transaction activity denominated in various currencies, primarily the Euro, Japanese yen, Canadian dollar, Australian dollar, and certain European currencies. To the extent that these estimates are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

     We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale, and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

     We also maintain minority investments in non-publicly traded companies. These investments amounting to $18 million are carried at cost less reductions for other-than-temporary impairments. Reasons for reductions for other-than-temporary impairments include but are not limited to, decline in value as if the related company would have insufficient cash flow to operate for the next twelve months.

     The following tables present the hypothetical changes in fair values in the securities held at December 31, 2000 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2000. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

     The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

                                      VALUATION OF SECURITIES                     VALUATION OF SECURITIES
                                       GIVEN AN INTEREST RATE         NO          GIVEN AN INTEREST RATE
                                     DECREASE OF X BASIS POINTS     CHANGE      INCREASE OF X BASIS POINTS
                                     --------------------------   IN INTEREST   ---------------------------
              ISSUER                 150 BPS   100 BPS   50 BPS      RATE       50 BPS    100 BPS   150 BPS
              ------                 -------   -------   ------   -----------   -------   -------   -------
U.S. Government notes and bonds....  $194.2    $193.3    $192.4     $191.6      $190.7    $189.8    $189.0
Municipal notes and bonds..........    35.7      35.8      35.9       35.9        35.9      36.0      36.1
Corporate notes, bonds and
  preferreds.......................   359.5     359.2     358.8      358.4       358.2     357.9     357.6
                                     ------    ------    ------     ------      ------    ------    ------
          Total....................  $589.4    $588.3    $587.1     $585.9      $584.8    $583.7    $582.7
                                     ======    ======    ======     ======      ======    ======    ======

     The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

                                      VALUATION OF SECURITIES                     VALUATION OF SECURITIES
                                       GIVEN AN INTEREST RATE         NO          GIVEN AN INTEREST RATE
                                     DECREASE OF X BASIS POINTS     CHANGE      INCREASE OF X BASIS POINTS
                                     --------------------------   IN INTEREST   ---------------------------
              ISSUER                 150 BPS   100 BPS   50 BPS      RATE       50 BPS    100 BPS   150 BPS
              ------                 -------   -------   ------   -----------   -------   -------   -------
U.S. Government notes and bonds....  $198.8    $198.0    $197.1     $196.2      $194.8    $194.5    $194.3
Municipal notes and bonds..........    36.7      36.7      36.8       36.8        36.8      36.9      37.1
Corporate notes, bonds and
  preferreds.......................   363.4     363.2     362.9      362.6       362.1     362.0     361.8
                                     ------    ------    ------     ------      ------    ------    ------
          Total....................  $598.9    $597.9    $596.8     $595.6      $593.7    $593.4    $593.2
                                     ======    ======    ======     ======      ======    ======    ======

CONVERTIBLE DEBT

     On February 13, 1998, we completed a private placement of our Zero Coupon Convertible Subordinated Debentures due in 2018. The debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to us of approximately $337.6 million (after deducting the fee paid to the initial purchaser of our debentures, but no other expenses of the placement). The initial price to the public for our debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the bonds of 4.75% (on a semi-annual bond equivalent basis). The debentures are convertible into common stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $45.80 per share. The debentures are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the related indenture) and effectively subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The debentures may be redeemed for cash at our option beginning on February 13, 2003. At the option of the holder, we will purchase the debentures as of February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices (to be paid in cash or common stock or any combination thereof and subject to certain conditions) equal to the initial issue price plus the accretion of the discount on the debentures to such dates. The debentures may also be redeemed at the option of the holder if there is a Fundamental Change (as defined in the related indenture) at a price equal to the issue price plus the accretion of the discount on the debentures to the date of redemption, subject to adjustment.

     Assuming that as of February 13, 2003 all debenture holders require that we redeem their debentures, we would be required to pay an aggregate redemption price in cash and/or shares of common stock equal to approximately $437.9 million. The number of shares, if any, issued in connection with any redemption will be based on the fair value of our common stock at the time of redemption.

QUARTERLY OPERATING RESULTS (UNAUDITED)

                                                            THREE MONTHS ENDED
                            ----------------------------------------------------------------------------------
                            DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                2000           2000          2000       2000          1999           1999
                            ------------   -------------   --------   ---------   ------------   -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS
  AND OTHER DATA:
  Net revenues............   $  58,827       $238,737      $233,672   $214,456      $218,079       $195,201
  Gross Margin............      15,609        199,739       195,597    182,213       183,758        161,864
  Income (loss) from
    operations............    (187,301)        10,720        16,147      8,467        11,204           (828)
  Income (loss) before
    provision for income
    taxes and minority
    interest..............    (189,763)        16,456        22,114     53,442        13,024          1,081
  Net income (loss).......    (147,224)         4,079        11,399     29,025         9,884           (241)
  Diluted earnings (loss)
    per share.............   $   (1.07)      $   0.03      $   0.08   $   0.21      $   0.07       $  (0.00)
  Shares used in per share
 calculation -- diluted...     137,857        140,989       142,238    144,372       143,783        139,038

                             THREE MONTHS ENDED
                            ---------------------
                            JUNE 30,    MARCH 31,
                              1999        1999
                            ---------   ---------

STATEMENTS OF OPERATIONS
  AND OTHER DATA:
  Net revenues............  $  25,196   $245,192
  Gross Margin............      1,642    209,949
  Income (loss) from
    operations............   (192,803)    44,228
  Income (loss) before
    provision for income
    taxes and minority
    interest..............   (190,905)    45,802
  Net income (loss).......   (195,785)    26,241
  Diluted earnings (loss)
    per share.............  $   (1.41)  $   0.18
  Shares used in per share
 calculation -- diluted...    138,478    142,607

     We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. For example, in the fourth quarter of 2000, our revenue decreased 73% from the fourth quarter of 1999 due to some of our distribution partners' business decision to reduce their inventory levels by not replenishing their inventory and requesting returns over and above their contractual rights.

     Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, distributor inventory levels and return rates, inventory levels, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, seasonality, trends in the computer industry, general economic conditions (such as the recent economic slowdown), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Financial Statements and supplementary data required by this item are set forth at the pages indicated at Item 14(a). The quarterly operating results have been included at Item 7, "Management's Discussion and Analysis."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 24, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Accountants...........................    47
Consolidated Balance Sheets:
  December 31, 2000, and 1999...............................    48
Consolidated Statements of Operations and Comprehensive
  Income (loss):
  Years ended December 31, 2000, 1999, and 1998.............    49
Consolidated Statements of Stockholders' Equity:
  December 31, 2000, 1999 and 1998..........................    50
Consolidated Statements of Cash Flows:
  December 31, 2000, 1999, and 1998.........................    51
Notes to Consolidated Financial Statements..................    52

 (a)(2) Financial Statement Schedule

     The following financial statement schedule of Networks Associates, Inc. for the years ended December 31, 2000, 1999, 1998 is filed as part of this Form 10-K and should be read in conjunction with Networks Associates, Inc's Consolidated Financial Statements.

Report of Independent Accountants...........................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits: See Index to Exhibits on Page 81. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

     (b) Reports on Form 8-K:

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Networks Associates, Inc.
Santa Clara, California

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Networks Associates, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 24, 2001

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $  275,539    $  316,784
  Short-term marketable securities..........................      85,721        72,135
  Accounts receivable, net..................................     122,315       174,646
Prepaid expenses, income taxes and other current assets.....      50,346        33,038
Deferred taxes..............................................      86,771        79,186
                                                              ----------    ----------
          Total current assets..............................     620,692       675,789
Long-term marketable securities.............................     332,893       397,447
Fixed assets, net...........................................      75,499        45,392
Deferred taxes..............................................     113,489        93,904
Intangible and other assets.................................     242,275       266,862
                                                              ----------    ----------
          Total assets......................................  $1,384,848    $1,479,394
                                                              ==========    ==========

                                     LIABILITIES
Current liabilities:
  Accounts payable..........................................  $   46,816    $   13,723
  Accrued liabilities.......................................     225,317       253,062
  Deferred revenue..........................................     151,566       123,236
  Notes payable.............................................          --           103
                                                              ----------    ----------
          Total current liabilities.........................     423,699       390,124
Deferred taxes..............................................       7,971        10,575
Deferred revenue, less current portion......................      26,592        30,005
Convertible debentures......................................     395,969       378,304
Other long term liabilities.................................         899           963
                                                              ----------    ----------
          Total liabilities.................................     855,130       809,971
                                                              ----------    ----------
Commitments and contingencies (Notes 7 and 15)
Minority Interest...........................................      11,067         9,317

                                 STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value:
  Authorized: 5,000,000 shares; Issued and outstanding: none in 2000 and none in 1999
Common stock, $.01 par value:
  Authorized: 300,000,000 shares; Issued: 139,328,528 shares in 2000 and 139,328,528 shares in 1999; Outstanding:
     138,089,775 shares in 2000 and 138,734,528 shares in
     1999...................................................       1,381         1,387
Treasury stock, at cost: 1,238,753 shares in 2000 and
  594,000 shares in 1999....................................     (23,186)      (11,023)
Additional paid-in capital..................................     685,423       644,821
Accumulated other comprehensive loss........................     (31,266)       (9,957)
Retained earnings (accumulated deficit).....................    (113,701)       34,878
                                                              ----------    ----------
          Total stockholders' equity........................     518,651       660,106
                                                              ----------    ----------
          Total liabilities, minority interest and
            stockholders' equity............................  $1,384,848    $1,479,394
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    --------
Net revenue:
  Product................................................  $ 505,914    $ 474,097    $831,363
  Services and support...................................    239,778      209,571     158,682
                                                           ---------    ---------    --------
          Total revenue..................................    745,692      683,668     990,045
                                                           ---------    ---------    --------
Cost of net revenue:
  Product................................................    114,394       88,729     137,374
  Services and support...................................     38,140       37,726      39,674
                                                           ---------    ---------    --------
          Total cost of net revenue......................    152,534      126,455     177,048
                                                           ---------    ---------    --------
Operating costs and expenses:
  Research and development(1)............................    173,468      152,728     135,475
  Marketing and sales(2).................................    405,024      374,454     294,812
  General and administrative(3)..........................    100,351      128,562      83,946
  Amortization of intangibles............................     66,282       58,400      43,182
  Acquisition and other related costs....................         --      (18,732)    135,616
                                                           ---------    ---------    --------
          Total operating costs and expenses.............    745,125      695,412     693,031
                                                           ---------    ---------    --------
          Income (loss) from operations..................   (151,967)    (138,199)    119,966
Interest and other income................................     42,036       30,691      33,257
Interest and other expense...............................    (18,181)     (17,345)    (15,246)
Gain (loss) on investments, net..........................     30,361       (6,145)        190
                                                           ---------    ---------    --------
          Income (loss) before provision for income taxes
            and minority interest........................    (97,751)    (130,998)    138,167
Provision for income taxes...............................      9,924       29,243     101,729
                                                           ---------    ---------    --------
          Net income (loss) before minority interest.....   (107,675)    (160,241)     36,438
Minority interest in loss of consolidated subsidiaries...      4,954          340          --
                                                           ---------    ---------    --------
          Net income (loss)..............................  $(102,721)   $(159,901)   $ 36,438
                                                           =========    =========    ========
Other comprehensive income (loss):
  Unrealized gain (loss) on investments..................  $   2,654    $  (1,610)   $  1,793
  Foreign currency translation loss......................    (23,963)      (6,813)     (5,101)
                                                           ---------    ---------    --------
Comprehensive income (loss)..............................  $(124,030)   $(168,324)   $ 33,130
                                                           =========    =========    ========
Net income (loss) per share -- basic.....................  $   (0.74)   $   (1.15)   $   0.27
                                                           =========    =========    ========
Shares used in per share calculation -- basic............    138,072      138,695     133,075
                                                           =========    =========    ========
Net income (loss) per share -- diluted...................  $   (0.74)   $   (1.15)   $   0.26
                                                           =========    =========    ========
Shares used in per share calculation -- diluted..........    138,072      138,695     138,609
                                                           =========    =========    ========

---------------
(1) Includes stock-based compensation charge of $1,894 and $4,515 and none for the years ended December 31, 2000, 1999, and 1998, respectively.

(2) Includes stock-based compensation charge of $4,570 and $7,162 and none for the years ended December 31, 2000, 1999, and 1998, respectively.

(3) Includes stock-based compensation charge of $2,250 and $3,893 and none for the years ended December 31, 2000, 1999, and 1998, respectively.
  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                  ACCUMULATED
                                                                                                     OTHER         RETAINED
                                        COMMON STOCK                 ADDITIONAL     DEFERRED     COMPREHENSIVE     EARNINGS
                                      ----------------   TREASURY     PAID-IN        STOCK          INCOME/      (ACCUMULATED
                                      SHARES    AMOUNT     STOCK      CAPITAL     COMPENSATION      (LOSS)         DEFICIT)
                                      -------   ------   ---------   ----------   ------------   -------------   ------------
Balances, December 31, 1997.........  128,059   $1,281          --    $331,409       $(668)        $  1,778       $ 158,701
  Issuance of common stock upon
    exercise of stock options.......    8,560      86           --     144,646          --               --              --
  Issuance of common stock from
    Employee Stock Purchase Plan....      445       4           --       6,363          --               --              --
  Tax benefit from exercise of
    nonqualified stock options......       --      --           --      43,500          --               --              --
  Foreign currency translation......       --      --           --          --          --           (5,105)             --
  Unrealized gain on investments....       --      --           --          --          --            1,793              --
  Amortization of deferred
    stock-based compensation........       --      --           --          --         668               --              --
  Exercise of warrants..............       59      --           --       1,944          --               --              --
  Net income........................       --      --           --          --          --               --          36,438
                                      -------   ------   ---------    --------       -----         --------       ---------
Balances, December 31, 1998.........  137,123   1,371           --     527,862          --           (1,534)        195,139
  Issuance of common stock upon
    exercise of stock options.......    1,196      12        1,414      17,471          --               --            (360)
  Issuance of common stock from
    Employee Stock Purchase Plan....      578       6           --       8,929          --               --              --
  Repurchase of common stock........     (685)     (7)     (12,437)         --          --               --              --
  FSA conversion of preferred stock
    to common stock.................      438       4           --          --          --               --              --
  Exercise of warrants..............       85       1           --         458          --               --              --
  Proceeds from sale of put
    options.........................                                     5,250
  Compensation charge due to
    repricing of stock options and
    McAfee.com options..............       --      --           --      15,570          --               --              --
  Capital contributed by minority
    stockholders of subsidiary......       --      --           --      69,281          --               --              --
  Foreign currency translation......       --      --           --          --          --           (6,813)             --
  Unrealized loss on investments....       --      --           --          --          --           (1,610)             --
  Net loss..........................       --      --           --          --          --               --        (159,901)
                                      -------   ------   ---------    --------       -----         --------       ---------
Balances, December 31, 1999.........  138,735   $1,387   $ (11,023)   $644,821          --           (9,957)         34,878
  Issuance of common stock upon
    exercise of stock options.......    3,036      30       72,054       2,837          --               --         (39,788)
  Issuance of common stock from
    Employee Stock Purchase Plan....      666       7       16,156       1,322          --               --          (6,070)
  Repurchase of common stock........   (4,347)    (43)    (100,373)         --          --               --              --
  Proceeds from sale of put
    options.........................       --      --           --      13,890          --               --              --
  Compensation charge due to
    repricing of stock options and
    McAfee.com options..............       --      --           --       8,714          --               --              --
  Capital contributed by minority
    stockholders of subsidiary
    and other.......................       --      --           --      13,839          --               --              --
  Foreign currency translation......       --      --           --          --          --          (23,963)             --
  Unrealized gain on investments....       --      --           --          --          --            2,654              --
  Net loss..........................       --      --           --          --          --               --        (102,721)
                                      -------   ------   ---------    --------       -----         --------       ---------
Balances, December 31, 2000.........  138,090   $1,381   $ (23,186)   $685,423       $  --         $(31,266)      $(113,701)
                                      =======   ======   =========    ========       =====         ========       =========


                                          TOTAL
                                      STOCKHOLDER'S
                                         EQUITY
                                      -------------
Balances, December 31, 1997.........    $ 492,501
  Issuance of common stock upon
    exercise of stock options.......      144,732
  Issuance of common stock from
    Employee Stock Purchase Plan....        6,367
  Tax benefit from exercise of
    nonqualified stock options......       43,500
  Foreign currency translation......       (5,105)
  Unrealized gain on investments....        1,793
  Amortization of deferred
    stock-based compensation........          668
  Exercise of warrants..............        1,944
  Net income........................       36,438
                                        ---------
Balances, December 31, 1998.........      722,838
  Issuance of common stock upon
    exercise of stock options.......       18,537
  Issuance of common stock from
    Employee Stock Purchase Plan....        8,935
  Repurchase of common stock........      (12,444)
  FSA conversion of preferred stock
    to common stock.................            4
  Exercise of warrants..............          459
  Proceeds from sale of put
    options.........................        5,250
  Compensation charge due to
    repricing of stock options and
    McAfee.com options..............       15,570
  Capital contributed by minority
    stockholders of subsidiary......       69,281
  Foreign currency translation......       (6,813)
  Unrealized loss on investments....       (1,610)
  Net loss..........................     (159,901)
                                        ---------
Balances, December 31, 1999.........      660,106
  Issuance of common stock upon
    exercise of stock options.......       35,133
  Issuance of common stock from
    Employee Stock Purchase Plan....       11,415
  Repurchase of common stock........     (100,416)
  Proceeds from sale of put
    options.........................       13,890
  Compensation charge due to
    repricing of stock options and
    McAfee.com options..............        8,714
  Capital contributed by minority
    stockholders of subsidiary
    and other.......................       13,839
  Foreign currency translation......      (23,963)
  Unrealized gain on investments....        2,654
  Net loss..........................     (102,721)
                                        ---------
Balances, December 31, 2000.........    $ 518,651
                                        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2000         1999          1998
                                                              ---------   -----------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $(102,721)  $  (159,901)  $    36,438
  Adjustments to reconcile net income (loss) to net cash
    Provided by operating activities:
    Depreciation and amortization...........................     90,096        81,492        75,335
    Bad debt expense........................................     15,784        44,809        11,253
    Impairment of strategic investments and goodwill........     13,639            --            --
    Interest on convertible notes...........................     18,169        17,332        14,525
    Stock-based compensation charge.........................      8,714        15,570            --
    Deferred taxes..........................................    (31,016)      (71,444)      (47,266)
    Realized (Gain)/Loss on investments.....................        137         6,145          (190)
    Gain on the sale of Goto.com investment.................    (28,551)           --            --
    Gain on the sale of Network Associates Japan
     investment.............................................    (11,947)           --            --
    Minority Interest.......................................     (4,954)         (340)           --
    Tax benefit from exercise of nonqualified stock
     options................................................         --            --        43,500
    Acquired in-process research and development............         --            --        49,843
    Write down of owned facility............................         --            --         1,177
    Changes in assets and liabilities:
      Accounts receivable...................................     30,522        41,329      (109,029)
      Prepaid expenses, taxes and other.....................    (11,723)       22,650       (28,627)
      Accounts payable and accrued liabilities..............     10,432        23,635        (2,300)
      Deferred revenue......................................     30,091       (39,357)       49,324
                                                              ---------   -----------   -----------
        Net cash provided by (used in) operating
        activities..........................................     26,672       (18,080)       93,983
                                                              ---------   -----------   -----------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (510,247)     (393,363)     (854,001)
  Sale of marketable securities.............................    562,132       233,499       801,776
  Purchase of acquired technology...........................    (12,500)           --            --
  Purchase of other investments.............................    (21,650)           --            --
  Purchase of fixed assets..................................    (54,031)      (20,458)      (34,940)
  Proceeds from sale of Goto.com investment.................     36,750            --            --
  Proceeds from sale of fixed assets........................         --         6,518            --
  Proceeds from sale of Network Associates Japan
    investment..............................................     11,947            --            --
  Acquisition of CyberMedia.................................         --            --      (119,958)
  Acquisition of Magic......................................         --            --      (109,717)
  Other.....................................................     (1,958)           --            --
                                                              ---------   -----------   -----------
        Net cash provided by (used in) investing
        activities..........................................     10,443      (173,804)     (316,840)
                                                              ---------   -----------   -----------
Cash flows from financing activities:
  Repayment of notes payable................................       (367)       (3,085)         (837)
  Issuance of common stock under stock option and purchase
    plans...................................................     46,548        27,471       151,099
  Proceeds from sale of put options.........................     13,890         5,250            --
  Repurchase of common stock................................   (100,416)      (12,443)           --
  Proceeds of McAfee.com initial public offering, net.......         --        78,945            --
  Change in minority interest and other.....................        942            --            --
  Issuance of convertible debentures, net of issuance
    costs...................................................         --            --       337,624
  Exercise of warrants......................................         --           459         1,944
                                                              ---------   -----------   -----------
        Net cash provided by (used in) financing
        activities..........................................    (39,403)       96,597       489,830
                                                              ---------   -----------   -----------
  Effect of exchange rate changes on cash and cash
    equivalent..............................................    (38,957)       (6,828)       (5,105)
                                                              ---------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........    (41,245)     (102,115)      261,868
Cash and cash equivalents at beginning of year..............    316,784       418,899       157,031
                                                              ---------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 275,539   $   316,784   $   418,899
                                                              =========   ===========   ===========
Non cash investing activities:
  Unrealized gain (loss) on marketable investments..........  $   2,654        (1,610)        1,793
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes..................  $  47,541   $    32,318   $    68,466
                                                              =========   ===========   ===========
Cash paid during the year for interest......................  $      12   $        13   $       721
                                                              =========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND BUSINESS

     Networks Associates, Inc. and its majority owned subsidiaries (the "Company") formerly McAfee Associates, Inc., develops, markets, distributes and supports network security and network management software products. The Company's markets are worldwide and include corporate, governmental, and institutional users as well as resellers and distributors throughout the world. International sales and support are provided by subsidiaries in principal European markets and independent agents and distributors elsewhere internationally. The Company changed its name to Networks Associates, Inc. in connection with the combination of McAfee Associates and Network General, in December 1997.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and majority owned subsidiaries, including McAfee.com. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. These reclassifications had no effect on the prior year's stockholders' equity or results of operations.

  Minority Interest

     Minority interest in loss of consolidated subsidiaries represents the minority shareholders' share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include those required in the valuation of intangible assets acquired in purchase combinations including amounts accounted for as in-process research and development, allowances for doubtful accounts, sales returns and price adjustments and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

  Certain Risks and Concentrations

     The Company's product revenues are concentrated in the computer software industry that is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Also, a majority of the Company's revenue is derived from sales to distributors and resellers. Significant changes in operations, buying behavior or financial stability of our channel partners could adversely affect operating results. In addition, a significant portion of the Company's revenue and results of operations is derived from international sales and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy or significant dislocations in local distribution channels could adversely affect operating results.

     The Company maintains the majority of cash balances and all of its short-term investments with six financial institutions. The Company invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company has significant accounts receivable from several major distributors and from customers across a broad demographic base. Management

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts.

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

  Foreign Currency Translation

     The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income. Revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses, which to date have not been material, are included in the determination of net income.

  Cash and Cash Equivalents

     Cash equivalents are comprised of highly liquid debt instruments with original maturities or remaining maturities at date of purchase of 90 days or less.

  Marketable Securities

     All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"). Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long-term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities are reported net of related taxes as a component of accumulated other comprehensive income
(loss). Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

  Inventories

     Inventories are included in other current assets,and are stated at the lower of cost (first-in, first-out) or market and include material and related manufacturing overhead.

  Fixed Assets

     Fixed assets are presented at cost less accumulated depreciation and amortization. Depreciation and amortization of fixed assets is computed using the straight-line method over the estimated useful lives of the related assets (2 to 5 years). Leasehold improvements are amortized on a straight-line basis over the life of the lease or the estimated useful life of the asset, whichever is shorter. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of fixed assets, are expensed as incurred. The cost and related accumulated depreciation applicable to fixed assets sold or no longer in service are eliminated from the accounts and any gain or loss is included in operations.

  Intangible Assets

     Intangible assets include goodwill, purchased technology and other intangible assets, are carried at cost less accumulated amortization. We amortize goodwill and other identifiable intangibles on a straight-line basis

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES over their estimated useful lives. The range of estimated useful lives on our identifiable intangibles is three to seven years.

     We assess the impairment of identifiable intangibles and related goodwill in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. We also assess the impairment of enterprise level goodwill in accordance with the provision of Accounting Principles Board
(APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

  Investments

     Investments consisted of minority investments in non-publicly traded companies in which the Company holds less than 20% interest. These investments are included in other assets on the Company's balance sheet and are carried at cost, less reductions related to other-than-temporary impairments. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

  Fair Value of Financial Instruments

     Carrying amounts of the Company's financial instruments including cash and cash equivalents, marketable securities, investments, accounts receivable, accounts payable, accrued liabilities and approximate fair value due to their short maturities. The Company's Senior Subordinated Convertible Debentures are not traded in a public market and the fair market value of the debentures is based on, among other factors, market interest rates, the status of the Company's technology, and other general business and market conditions as of the date of the offering, February 13, 1998. As the Company was unable to reliably estimate these factors as of December 31, 2000, the fair value of the debentures could not be estimated.

  Revenue Recognition

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company adopted SAB 101 as of January 1, 2000. The adoption of SAB 101 did not have an effect on the results of operations or financial position of the Company.

     The Company's revenue is derived from primarily two sources (i) product revenue which includes software license, hardware, and royalty revenue and (ii) services and support revenue which includes software license maintenance, training, consulting, and hosting services revenue. The Company licenses its software products on a one and two-year time basis or on a perpetual basis.

     Product revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order or a license agreement), product has been delivered, the fee is fixed and determinable, and collection of the resulting account receivable is probable.

     If delivered software requires customization or there are undelivered services that can not be accounted for separately, the Company recognizes the arrangement fee using the percentage of completion method.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

Revenue on one-year time-based subscription licenses is recognized ratably over the contract term. Royalty revenue is generally recognized based on periodic royalty reports received from customers.

     Maintenance revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Hosting revenue is recognized ratably over the service period. Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

     For arrangements with multiple obligations (e.g. delivered and undelivered products, maintenance and other services), the Company allocates revenue to each component of the arrangement based on objective evidence of its fair value, which is specific to the Company. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. For revenue transactions where the fee is not fixed or determinable, the Company recognizes revenue when payments become due.

     Sales to distributors are subject to agreements allowing certain rights of return, cooperative advertising, stock balancing rights and price protection. Distributors have limited rights of return which allow them to return a percentage of the prior quarter's purchases by these distributors. Accordingly, revenue is not recognized with respect to those shipments which management estimates will be returned. These estimates and reserves for price protection are adjusted periodically based upon historical rates of returns, price protection, inventory levels at the distributors and other related factors. While management believes it can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence due to new operating environments, product updates or competing products. Accordingly, it is possible that these estimates will change in the near future and that the amounts of such changes could have a material adverse effect on the Company.

  Government Contracts

     The Company enters into research and development contracts with government agencies under various pricing arrangements. Government contracting revenue is classified as services and support revenue in the accompanying consolidated statements of operations and comprehensive income (loss). Revenue from "cost-plus-fixed-fee" contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from "time and material" contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue from "firm-fixed-price" contracts is recognized on the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to management's estimate of work completed. Losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable.

     Under government contracts, the Company is subject to audit by the Defense Contract Audit Agency (DCAA) which could result in the renegotiations of amounts previously billed. The DCAA has performed audits of the Company's costs through 1999. Management believes that the results of such audits will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

  Advertising Costs

     Advertising production costs are expensed as incurred. Media (TV and print) placement costs are expensed in the period the advertising appears. Total advertising and promotional expenses were $58.2 million, $58.8 million, and $30.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

  Stock-based Compensation

     As permitted by Financial Accounting Standards Board Statement 123 (SFAS
123), "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" ("Interpretation") and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

  Income Taxes

     The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Our provision for income taxes is comprised of our current tax liability and the change in deferred tax assets and liabilities.

  Net Income (Loss) Per Share

     Net income (loss) per share has been computed in accordance with SFAS 128. Basic net income (loss) >per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average common shares and potentially dilutive shares outstanding during the period.

  Comprehensive Income

     The Company has adopted Statement of Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company's components of comprehensive income (loss), which are excluded from net income (loss).

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

 3. BUSINESS COMBINATIONS AND ACQUISITIONS

     The following table is a summary of acquisitions by the Company in the three years ended December 31, 2000:

                                                     COMMON STOCK
                                                      ISSUED IN            PURCHASE PRICE OF
                                                 POOLING OF INTERESTS    PURCHASE TRANSACTIONS
                                                 --------------------    ---------------------
2000
McAfee.com acquisitions........................                             $ 22.3 million
1999
- none -
1998
Syscon.........................................        1,230 shares
Nordic.........................................       30,508 shares
Magic Solutions................................                             $140.3 million
TIS............................................    6,755,540 shares
Secure.........................................      567,000 shares
CSB............................................        9,815 shares
QA.............................................      305,557 shares
Anyware........................................      228,204 shares
Dr. Solomon's..................................   15,813,142 shares
CyberMedia.....................................                             $174.3 million

PURCHASE COMBINATIONS

     McAfee.com completed two acquisitions for total consideration, including the issuance of approximately 550,000 of its Class A common stock, valued at approximately $22.3 million. The acquisitions were accounted for using the purchase method of accounting and the total combined purchase price was approximately $22.3 million, including transaction costs. McAfee.com analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development, however McAfee.com determined that the acquired technologies and products are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis $22.3 million was recorded as goodwill and purchased technology, and is being amortized on a straight-line basis over three years.

     In December 2000, in accordance with its accounting policy, McAfee.com performed a review of the carrying of the goodwill associated with one of it's acquisitions and recognized an impairment charge of $3.6 million. McAfee.com performed a review of the carrying value of the goodwill as it had been assessed that McAfee.com would not use the technology purchased as part of the original acquisition. Accordingly the full value of the unamortized goodwill was written off. The historical operations of these acquisitions were not material to the Company's financial position, results of operations, or cash flows.

     Network Associates, Inc. made no acquisitions in 2000 and 1999.

     The Company made the following acquisitions during the year ended December 31, 1998 which were accounted for using the purchase method of accounting:

  CyberMedia, Inc.

     On September 9, 1998, the Company obtained control of CyberMedia, Inc. ("CyberMedia"), a provider of desktop utility software solutions, when CyberMedia's stockholders tendered approximately 97% of the

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES outstanding shares to the Company for $9.50 per share in cash. On September 10, 1998, a subsidiary of the Company merged into CyberMedia in a transaction in which CyberMedia shares not tendered were converted into the right to receive the same per share cash price paid in the tender offer. Total cash paid to stockholders was $130.4 million. The total purchase price including transaction costs and assumed net liabilities was approximately $174.3 million. As the Company had assessed and formulated its plans to terminate certain CyberMedia employees and close certain CyberMedia facilities as of the acquisition date, the total purchase price included related liabilities of $13.3 million. Of the total purchase price, $22.8 million was allocated to in-process research and development. In addition, $12.2 million was allocated to existing technology and other intangibles and $139.3 million to goodwill, to be amortized over 3 and 7 years, respectively. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. This analysis resulted in $22.8 million being assigned to in-process research and development projects that had not yet reached technological feasibility and did not have alternative future use.

  Magic Solutions International, Inc.

     On April 1, 1998, the Company acquired all of the outstanding capital stock and options of Magic Solutions International, Inc. ("Magic Solutions"), a privately held provider of internal help desk and asset management solutions, for approximately for a the total purchase price of $140.3 million, including transaction costs and assumed net liabilities. As the Company had assessed and formulated its plans to terminate certain Magic Solutions employees and close the Magic Solutions facilities as of the acquisition date, the total purchase price included related liabilities of $8.7 million. Approximately $27.0 million of the total purchase price was expensed as purchased in-process research and development. The remaining excess of the purchase price over the net assets acquired was $113.3 million, of which $20.3 million has been recorded as purchased technology and trademarks and $92.9 million as goodwill, both being amortized on a straight-line basis over 5 and 7 years, respectively. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. This analysis resulted in $27.0 million being assigned to in-process research and development projects, which had not yet reached technological feasibility and did not have alternative future use.

     The following summary, prepared on a pro forma basis, shows the results of operations as if CyberMedia and Magic Solutions had been acquired as of January 1, 1998, after including the impact of certain adjustments, such as amortization of intangibles, the write-off of in-process technology and the related income tax effects (dollars in thousands, except per share amounts):

                                                              (UNAUDITED)
Revenue.....................................................  $1,003,636
Net loss....................................................     (42,556)
Net loss per share..........................................       (0.32)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the year ended December 31, 1998. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

POOLING OF INTEREST COMBINATIONS

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

     Separate and combined results of operations for the period prior to the merger is as follows: (in thousands, except per share data)

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
Revenue:
  Network Associates........................................      $934,147
  Dr. Solomon's.............................................        55,898
                                                                  --------
  Combined..................................................      $990,045
                                                                  ========
Net income:
  Network Associates........................................      $ 35,936
  Dr. Solomon's.............................................           502
                                                                  --------
  Combined..................................................      $ 36,438
                                                                  ========
Comprehensive income:
  Network Associates........................................      $ 33,130
  Dr. Solomon's.............................................            --
                                                                  --------
  Combined..................................................      $ 33,130
                                                                  ========
Net income per share -- diluted:
  Network Associates........................................      $   0.29
  Dr. Solomon's.............................................      $   0.03
  Combined..................................................      $   0.26

  Other acquisitions

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

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

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

 4. MARKETABLE SECURITIES:

     At December 31, 2000 and 1999, marketable securities are summarized as follows (in thousands):

                         AVAILABLE-FOR-SALE-SECURITIES

                                                             AMORTIZED    AGGREGATE     UNREALIZED
                           2000                                COST       FAIR VALUE    GAIN/(LOSS)
                           ----                              ---------    ----------    -----------
                                                                         (IN THOUSANDS)
U.S. Government debt securities............................  $180,523      $181,624       $1,101
Municipal debt securities..................................    36,882        36,839          (43)
Corporate debt securities..................................   354,133       354,391          258
Equity securities..........................................    14,548        16,020        1,472
                                                             --------      --------       ------
                                                             $586,086      $588,874       $2,788
                                                             ========      ========       ======

     At December 31, 2000, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $170.3 million have maturities of less than 3 months and are classified as cash equivalents.

                         AVAILABLE-FOR-SALE-SECURITIES

                                                             AMORTIZED    AGGREGATE     UNREALIZED
                           1999                                COST       FAIR VALUE    GAIN/(LOSS)
                           ----                              ---------    ----------    -----------
                                                                         (IN THOUSANDS)
U.S. Government debt securities............................  $192,730      $191,121       $(1,609)
Municipal debt securities..................................    69,676        68,954          (722)
Corporate debt securities..................................   468,512       467,535          (977)
Equity securities..........................................     6,600        10,042         3,442
                                                             --------      --------       -------
                                                             $737,518      $737,652       $   134
                                                             ========      ========       =======

     At December 31, 1999, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $268.1 million have maturities of less than 3 months and are classified as cash equivalents.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

 5. DERIVATIVES

     The Company conducts business globally. As a result, it is exposed to movements in foreign currency exchange rates. The Company uses forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. The Company enters into forward exchange contracts to hedge exposures associated with nonfunctional currency accounts receivable and accounts payable denominated in Euro, Canadian, Australian and several European currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designated as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on the contracts are reported in other income and offset gains or losses from the revaluation of nonfunctional currency assets and liabilities. The forward contracts range from one to three months in original maturity. If a hedging instrument ceases to qualify for hedge accounting, it is accounted for on a mark to market basis and any subsequent gains and losses are recognized currently in income. In general, the Company does not hedge anticipated foreign currency cash flows nor does the Company enter into forward contracts for trading purposes. The Company does not use any derivatives for trading or speculative purposes.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133, as amended, is effective beginning in the first fiscal quarter of 2001.

     The forward contracts outstanding and their unrealized gains and (losses) are presented below (in thousands):

                                                    NOTIONAL          NOTIONAL
                                                     VALUE             VALUE         UNREALIZED
                                                   PURCHASED            SOLD         GAIN/(LOSS)
                                                 --------------    --------------    -----------
Australian Dollar..............................     $    --           $ 3,700           $  8
Canadian Dollar................................          --            14,557            (27)
Dutch Guilder..................................          --                --             --
Euro...........................................      16,749                --             50
Other European Currencies......................          --            10,391              1
                                                    -------           -------           ----
                                                    $16,749           $28,648           $ 32
                                                    =======           =======           ====

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

 6. BALANCE SHEET DETAIL (IN THOUSANDS):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Fixed assets:
  Furniture and fixtures....................................  $  18,837    $  15,918
  Computers equipment.......................................    145,558      105,203
  Leasehold improvements....................................     20,068       13,191
                                                              ---------    ---------
                                                                184,463      134,312
  Less accumulated depreciation.............................   (108,964)     (88,920)
                                                              ---------    ---------
                                                              $  75,499    $  45,392
                                                              =========    =========
Intangibles assets (see Note 2):
  Goodwill..................................................  $ 343,029    $ 327,024
  Purchased technology......................................     78,476       68,490
  Other.....................................................      1,711        1,261
                                                              ---------    ---------
                                                                423,216      396,775
  Less accumulated amortization.............................   (202,961)    (143,535)
                                                              ---------    ---------
                                                                220,255      253,240
Other assets................................................     22,020       13,622
                                                              ---------    ---------
                                                              $ 242,275    $ 266,862
                                                              =========    =========
Accrued liabilities:
  Accrued taxes.............................................  $ 117,400    $ 147,472
  Accrued compensation......................................     36,649       38,150
  Accrued marketing costs...................................     22,899       19,393
  Accrued inventory costs...................................      6,830       10,193
  Accrued legal and accounting fees.........................      6,670        9,669
  Other accrued expenses....................................     34,869       28,185
                                                              ---------    ---------
                                                              $ 225,317    $ 253,062
                                                              =========    =========

     Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 were $90.1 million, $81.5 million and $75.3 million respectively.

 7. COMMITMENTS:

  Leases

     The Company leases its operating facilities under non-cancelable operating leases, which expire at various times ranging from the year 2001 through 2013. In addition, the Company has leased certain equipment with various lease expiration dates.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     At December 31, 2000, future minimum payments under non-cancelable operating leases are as follows (in thousands):

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2001........................................................  $24,799
2002........................................................   23,628
2003........................................................   17,576
2004........................................................   14,102
2005 and thereafter.........................................   12,536
                                                              -------
                                                              $92,641
                                                              =======

     Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $18.4 million, $15.1 million, and $10.8 million, respectively. Future rental income to be received under non-cancelable subleases amounted to $3.8 million as of December 31, 2000.

 8. CONVERTIBLE DEBENTURES

     On February 13, 1998, the Company completed a private placement of zero coupon convertible subordinated debentures due in 2018 (the "Debentures"). The debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to the Company of approximately $337.6 million. The initial price to the public for the debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the bonds of 4.75% (on a semi-annual bond equivalent basis). The debentures are convertible into Common Stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $45.80 per share. The Debentures are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the related indenture) and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries. The Debentures may be redeemed for cash at the option of the Company beginning on February 13, 2003. At the option of the holder, the Company will purchase the Debentures on February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices (to be paid in cash or Common Stock or any combination thereof, at the election of the Company and subject to certain conditions) equal to the initial issue price plus the accretion of the discount on the debenture to such dates. The Debentures may also be redeemed at the option of the holder if there is a Fundamental Change (as defined in the related indenture) at a price equal to the issue price plus the accretion of the discount on the debenture to the date of redemption, subject to adjustment. The accretion of the discount on the debentures is calculated using the effective interest method.

 9. EMPLOYEE BENEFIT PLANS

  401(k) and Profit Sharing Plan

     Under the Company's 401(k) and Profit Sharing Plans, the board of directors, at its discretion, can match employee contributions in an amount not to exceed 20% of total compensation. Annual amounts provided by the Company under the plan to date have not been material.

  Employee Stock Purchase Plan

     Under the 1994 Employee Qualified Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during one year offering periods with exercise dates approximately every six months (beginning each August and February). The Company has reserved 3.8 million shares of common stock for issuance under the plan. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair value of the Company's common stock at either the first day of an offering

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES period or the last day of such offering period. No participant may purchase more than $21,250 worth of common stock in any one calendar year.

10. MCAFEE.COM

     McAfee.com is an Internet destination dedicated to updating, upgrading, and managing PCs over the web for single use retail, non-corporate, consumers. In December 1998, the Company incorporated McAfee.com Corporation in Delaware as a wholly owned subsidiary. Since January 1, 1999, the Company has contributed certain assets and liabilities to McAfee.com and has entered into certain inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements. In December 1999, McAfee.com completed its initial public offering and began publicly trading under the symbol of "MCAF." The Company received net proceeds of $78.9 million. The Company owns approximately 36.0 million shares of the outstanding Class B common stock, representing approximately 81% of McAfee.com's outstanding common stock at December 31, 2000.

     In January 1999, executives of Network Associates were granted options to purchase 1.7 million shares (after restatement for the effects of a 2 for 1 stock split in June 1999, a reverse 3 for 5 stock split in July 1999, and share reduction/cancellation in September 1999) of McAfee.com common stock. In September and October 1999, certain Network Associates employees were also granted options to purchase 379,000 shares of McAfee.com common stock. As of December 31, 1999, all these options were fully vested. In connection with these options, McAfee.com recorded total compensation expense for the year ended December 31, 1999 of approximately $6.7 million.

11. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company has authorized 5 million shares of preferred stock, par value $.01 per share. The Company's board of directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders.

     At December 31, 1998 there was one share of Series A preferred stock outstanding, which was issued in connection with the 1996 acquisition of FSA. The share of Series A preferred stock had no preferential rights other than the right to cast a number of votes equal to the number of common shares issuable in exchange for certain exchangeable non-voting shares of FSA. During 1999, that single preferred share was converted into 437,589 of the Company's common stock. At December 31, 2000, there was no preferred stock outstanding.

  Stock Option Plans

     In June 1997, the Board of Directors approved the 1997 Stock Incentive Plan (the "1997 Plan") to replace the 1995 Stock Incentive Plan. Under the amended 1997 Plan, the Company has reserved 16.5 million shares for issuance to employees, officers, directors, third-party contractors and consultants. The plan provides for an option price no less than 100% of the fair value of the Company's common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair value on the date of grant for all others. The options may be exercisable immediately, or over time, generally vest 25% one year after commencing employment or from date of grant and vest thereafter in monthly increments over three years. All options under the option plan expire ten years after grant.

     Under the amended Stock Option Plan for Outside Directors, the Company has reserved 1,132,813 shares for issuance to certain members of its board who are not employees of the Company or any affiliated corporation. The plan provides for an option price at fair value of the Company's common stock on

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES the date of grant. The initial grant to each outside director generally vests ratably over a three-year period. Subsequent option grants will vest after three years from the date of grant. All options under the option plan expire ten years after grant.

     In December 1999, the board of directors approved the 2000 Nonstatutory Stock Option Plan. Under the plan, as amended in January 2001, the Company has reserved 8.5 million shares for issuance to employees, officers, directors, third-party contracts and consultants. The plan provides for an option price at fair value of the Company's common stock on the date of grant. The options vest over a period of four years: 25% vest one year from the date of grant and the remaining vest ratably in monthly increments over three years. All options under the option plan expire ten years after grant.

     Aggregate activity under stock option plans is as follows:

                                                                OUTSTANDING OPTIONS
                                             ---------------------------------------------------------
                                                                                              WEIGHTED
                                 SHARES                                                       AVERAGE
                                AVAILABLE     NUMBER OF       PRICE PER         AGGREGATE     EXERCISE
                                FOR GRANT      SHARES           SHARE             PRICE        PRICE
                               -----------   -----------   ----------------   -------------   --------
Balances, December 31,
  1997.......................    7,092,810    20,071,012   $ 0.23 - $ 44.42     401,038,273    $19.98
Additional shares
  authorized.................    3,000,000            --
Shares granted...............  (11,397,414)   11,397,414   $21.41 - $121.80     419,774,937    $36.83
Shares exercised.............           --    (8,560,824)  $ 0.06 - $ 44.42    (144,646,193)   $16.90
Shares canceled..............    3,587,906    (3,587,906)  $ 0.65 - $ 48.38     (92,013,391)   $25.65
                               -----------   -----------                      -------------
Balances, December 31,
  1998.......................    2,283,302    19,319,696   $ 0.06 - $121.80     584,153,626    $30.24
Additional shares
  authorized.................    9,200,000            --
Shares granted...............  (16,881,939)   16,881,939   $11.06 - $ 56.00     242,970,168    $14.39
Shares exercised.............           --    (1,196,165)  $ 0.06 - $ 44.42     (18,537,384)   $15.50
Shares canceled..............   14,921,896   (14,921,896)  $ 0.48 - $121.80    (482,328,792)   $33.08
                               -----------   -----------                      -------------
Balances, December 31,
  1999.......................    9,523,259    20,083,574   $ 0.06 - $ 56.00   $ 326,257,618    $16.24
Additional shares
  authorized.................    6,000,000            --
Option plan expirations......   (2,647,325)           --
Shares granted...............   (7,624,141)    7,624,141   $ 3.31 - $ 36.69     180,070,024    $23.62
Shares exercised.............           --    (3,035,637)  $ 0.48 - $ 28.17     (35,133,134)   $11.57
Shares canceled..............    5,426,172    (5,426,172)  $ 0.65 - $ 56.00     (92,752,842)   $17.09
                               -----------   -----------                      -------------
Balances, December 31,
  2000.......................   10,677,965    19,245,906   $ 0.23 - $ 44.58   $ 378,441,666    $19.62
                               ===========   ===========                      =============

     At December 31, 2000, approximately 9.2 million options to purchase common stock were exercisable at an average exercise price of $17.93. During 2000, the Company used approximately 3.0 million shares of treasury stock to fulfill employee option exercises.

     At December 31, 1999 and December 31, 1998, approximately 8.1 million and
3.7 million outstanding options, respectively, were exercisable. The weighted average exercise prices for exercisable options were $16.98 and $21.59 at December 31, 1999 and December 31, 1998, respectively.

     The following information regarding the stock option program and employee stock purchase programs is provided in compliance with SFAS 123, "Accounting for Stock-Based Compensation". The Company has elected to continue accounting for such plans in accordance with APB No. 25.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

  Stock repurchase plan and put options

     In May 1999, the board of directors authorized the Company to repurchase up to $100 million of its common stock in the open market. In July 2000, the board of directors authorized the Company to repurchase additional common stock of up to $50 million in the open market. Through December 31, 2000, the Company repurchased 5.0 million shares of its common stock bringing total cash outlay to date to approximately $112.9 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements. Such repurchases are intended to cover the Company's reissuances under the Employee Stock Purchase Plan (ESPP), the 1997 Plan, and issuances related to potential mergers and acquisitions.

     On August 2, 1999, February 16, 2000, and May 31, 2000, Network Associates sold "European style" put options for 3 million shares of the Company's common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, remaining expiry dates are February 16, 2001 and May 31, 2001. The strike price for these remaining put options are $30.00 and $24.07, respectively. On August 3, 2000, put options sold on August 2, 1999 for 1 million shares were exercised in the Company's stock. The strike price for these put options was $20.00. The Company has the right to settle the put options by physical settlement of the options or by net share settlement using shares of the Company's common stock. The Company received total proceeds of $19,140,000 from the sale. In February 2001, the Company settled the remaining put options which resulted in the purchase of 2 million shares of the Company's stock for approximately $53.8 million.

     For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2000 were as follows:

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                    --------------------------------------------------------   ------------------------------
                      NUMBER         WEIGHTED AVERAGE                            NUMBER
RANGE OF EXERCISE   OUTSTANDING         REMAINING          WEIGHTED AVERAGE    EXERCISABLE   WEIGHTED AVERAGE
     PRICES         AT 12/31/00   CONTRACTUAL LIFE (YRS)   EXERCISABLE PRICE   AT 12/31/00    EXERCISE PRICE
-----------------   -----------   ----------------------   -----------------   -----------   ----------------
 $ 0.00 - $ 6.00       142,780             4.1                  $ 4.77            140,199         $ 4.80
 $ 6.01 - $12.00     6,077,869             6.7                  $10.62          4,139,152         $10.41
 $12.01 - $20.00     3,646,926             8.4                  $16.25          1,463,205         $19.37
 $20.01 - $36.00     9,162,659             8.0                  $25.84          3,345,065         $28.02
 $36.01 - $60.90       215,672             7.4                  $42.91            115,841         $43.15
                    ----------             ---                  ------          ---------         ------
 $ 0.00 - $60.90    19,245,906             7.6                  $19.26          9,203,462         $17.93

     The fair value of options granted has been calculated using the Black-Scholes option pricing model using the multiple option approach. A typical option grant vests over a four-year period. Parameters for the option analysis are listed below.

                                                              2000    1999    1998
                                                              ----    ----    ----
Risk free interest rate.....................................  6.31%   5.47%   5.04%
Expected life (years).......................................     4       4       4
Volatility..................................................  0.91    0.97    0.63
Dividend yield..............................................     0       0       0

     The weighted average expected life of the option grants was estimated based on examination of previously exercised options over the life of the program. Volatility was estimated on a monthly basis since the company became public in October of 1992. The average volatility for the 48-month period from January 1997 through December 2000 was 91%. The Company has not paid a dividend, and has no plans to do so.

     The weighted average fair value of options granted in 2000, 1999, and 1998 was $16.07, $10.11, and $19.26 respectively.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     The company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Program. Rights under this plan were also evaluated using the Black-Scholes option-pricing model. The company's plan is described in Note 9. Purchase periods occur twice yearly and each effectively contains a 6 and 12 month option.

                           FEBRUARY     AUGUST     FEBRUARY     AUGUST     FEBRUARY     AUGUST
                             2000        2000        1999        1999        1998        1998
                           ---------   ---------   ---------   ---------   ---------   ---------
Risk Free Interest
  Rate...................       6.31%       6.31%       4.52%       5.01%       5.36%       5.28%
Expected Life............  6, 12 mos   6, 12 mos   6, 12 mos   6, 12 mos   6, 12 mos   6, 12 mos
Volatility...............       0.91        0.91        0.66        0.66        0.63        0.63
Dividend Yield...........         --          --          --          --          --          --

     The weighted average fair value of rights issued pursuant to the Employee Stock Purchase Program in 2000, 1999, and 1998 was $9.44, $21.43, and $14.81,
respectively.

  Pro Forma Stock-based Compensation Costs

     For pro forma purposes, had compensation costs for the 1997 Plan, the Stock Option Plan for Outside Directors, and the 2000 Nonstatutory Stock Option Plan been determined based on fair value at the grant date for awards from 1997 through 2000 consistent with the provisions of SFAS 123, our net loss, basic and diluted loss per share would have been as follows:

                                                             2000         1999         1998
                                                           ---------    ---------    --------
Net loss -- pro forma (thousands)........................  $(213,454)   $(204,135)   $(35,002)
Net loss per share -- diluted -- pro forma...............  $   (1.55)   $   (1.47)   $  (0.26)

     The impact on pro forma earnings per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the company continues to grant stock options to new employees. This policy may or may not continue.

  Warrants

     Pursuant to the acquisition of Pretty Good Privacy, Inc. (PGP) in 1997, the Company issued warrants to purchase 375,000 shares of common stock at a price of $40 per share, which expire, subject to certain extensions, on June 5, 2000. As of December 31, 1999 warrants for 315,816 shares were outstanding. The warrants issued pursuant to the acquisition of PGP were valued using the Black Scholes model, using the following parameters: stock price $50.44 (prior to a 3:2 stock split in May 1998); exercise Price $60.00 (prior to the 3:2 stock split); the contract term; volatility 66%; annual dividend 0%; discount rate 5.5%. The resulting valuation of the 375,000 warrants was $2,722,500, the total amount of which was included in the purchase price allocation. In addition, warrants for the purchase of 6,340 shares of Common Stock issued in connection with the Company's 1995 acquisition of Assurdata were exercised during the year ended December 31, 1998.

  Preferred Shares Rights Agreement

     On October 19, 1998, pursuant to a Preferred Shares Rights Agreement between the Company and BankBoston, N.A. as Rights Agent, the Board of Directors of the Company announced that it had declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's Common Stock. Each Right will entitle stockholders to buy one-one thousandth of a share of the Company's Series B Participating Preferred Stock at an exercise price of $200.00. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock of the Company. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock. The dividend distribution was made on November 3, 1998, payable to the stockholders of record on November 3, 1998. The Rights will expire on October 20, 2008.

12. PROVISION FOR INCOME TAXES

     Income taxes have been provided using the liability method in accordance with FASB No. 109 Accounting For Income Taxes.

     Pre-tax book income (loss) from continuing operations for the years ended December 31, was earned in the following jurisdictions (in thousands):

                                                      2000        1999         1998
                                                    --------    ---------    --------
Domestic..........................................  $(69,197)   $(219,796)   $123,535
Foreign...........................................   (28,554)      88,798      14,632
                                                    --------    ---------    --------
                                                    $(97,751)   $(130,998)   $138,167
                                                    ========    =========    ========

     Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Federal:
  Current..........................................  $      0      52,902    $113,575
  Deferred.........................................   (22,225)    (58,256)    (41,311)
                                                     --------    --------    --------
          Total federal............................   (22,225)     (5,354)     72,264
State:
  Current..........................................       275         216      21,224
  Deferred.........................................    (4,465)     (5,160)     (5,633)
                                                     --------    --------    --------
          Total state..............................    (4,190)     (4,944)     15,591
Foreign:
  Current..........................................    39,423      47,569      13,874
  Deferred.........................................    (3,084)     (8,028)         --
                                                     --------    --------    --------
          Total Foreign............................    36,339      39,541      13,874
                                                     --------    --------    --------
Provision for income taxes.........................  $  9,924    $ 29,243    $101,729
                                                     ========    ========    ========

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     Significant components of net deferred tax assets at December 31 are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
Deferred revenue............................................   $  25,372      $ 10,786
State taxes.................................................         110           546
Accrued liabilities and reserves............................      61,290        54,354
Depreciation and amortization...............................      83,327        43,581
Tax credits.................................................      90,524        56,211
Net operating loss carryover................................      61,613        71,168
                                                               ---------      --------
                                                                 322,236       236,646
Valuation allowance.........................................    (121,976)      (63,556)
                                                               ---------      --------
                                                                 200,260       173,090
Deferred liability..........................................       7,971        10,575
                                                               ---------      --------
Net deferred tax asset......................................   $ 192,289      $162,515
                                                               =========      ========
Current portion.............................................   $  86,771      $ 79,186
Non-current portion.........................................     105,518        83,329
                                                               ---------      --------
                                                               $ 192,289      $162,515
                                                               =========      ========

     Realization of net deferred tax assets of $192.3 million as of December 31, 2000 is dependent on generating sufficient future taxable income, which is not assured. The amount of the deferred tax asset realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. A valuation allowance has been recorded as a result of uncertainties related to the deferred tax asset realization.

     At December 31, 2000, the Company has available net operating loss carry-forwards for income tax purposes of approximately $176.0 million; U.S. federal losses of approximately $151.5 million, which expire from 2009 to 2021, and foreign losses of approximately $24.5 million, which have no expiration. A valuation allowance has been recorded primarily for certain loss carryforwards and foreign tax credits due to uncertainty of future utilization.

     U.S. income taxes were not provided for on a cumulative total of approximately $17.6 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

     The Company's effective tax rate on income before income taxes differs from the U.S. Federal statutory regular tax rate as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              ------    ------    -----
U.S. Federal income tax provision (benefit) statutory
  rate......................................................  (35.0)%   (35.0)%   35.0%
State taxes (benefit).......................................   (4.3)     (4.1)     4.4
Non deductible acquisition and other costs..................     --      17.6     29.6
Tax exempt interest income..................................     --        --     (1.1)
Foreign earnings taxed at rates different than the U.S.
  rate......................................................   (0.5)      6.5     (6.3)
Goodwill and other permanent differences....................   25.5      16.1     16.3
Change in valuation allowance...............................   61.6      31.5       --
Tax credits.................................................  (37.1)    (10.3)    (4.3)
                                                              -----     -----     ----
                                                               10.2%     22.3%    73.6%

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

13. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income
(loss) per share is provided as follows (in thousands, except per share amounts):

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    --------
Numerator -- Basic
Net income (loss)........................................  $(102,721)   $(159,901)   $ 36,438
Numerator -- Diluted
Net income (loss)........................................  $(102,721)   $(159,901)   $ 36,438
Interest on convertible debentures(1)....................         --           --          --
                                                           ---------    ---------    --------
                                                           $(102,721)   $(159,901)   $ 36,438
                                                           =========    =========    ========
Denominator -- Basic
Basic weighted average common shares outstanding.........    138,072      138,695     133,075
                                                           =========    =========    ========
Denominator -- Diluted
Basic weighted average common shares outstanding.........    138,072      138,695     133,075
Effective of dilutive securities:
Common stock options(2)..................................         --           --       5,534
                                                           ---------    ---------    --------
Diluted weighted average shares..........................    138,072      138,695     138,609
                                                           =========    =========    ========
Net income (loss) per share -- Basic.....................  $   (0.74)   $   (1.15)   $   0.27
                                                           =========    =========    ========
Net income (loss) per share -- Diluted...................  $   (0.74)   $   (1.15)   $   0.26
                                                           =========    =========    ========

---------------
(1) Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was
    7.6 million for the years ended December 31, 2000, 1999, and 1998.

(2) Common stock options were excluded from the calculation since the effect was anti-dilutive. The total number of options excluded from the calculation related was 19.2, 20.1, and 19.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

14. BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. In fiscal year 1998, the Company determined that it had a single reporting segment consisting of the development, sale, and support of computer security and management software. Since then, the Company established two of its subsidiaries, McAfee.com and myCIO.com, as a separate business entities. The Company has evaluated its product segments in accordance with SFAS 131 and has concluded that its reportable segments are computer security and management software ("Infrastructure"), consumer PC security and management software on the Internet ("McAfee.com"), and a business infrastructure ASP, which delivers managed security services ("myCIO.com"). Management measures profitability for its business based on these three segments.

     The Infrastructure segment consists of anti-virus, network management, security and help desk software. These products are marketed and sold through a direct sales force to distributors, retailers, and end users in the United States, Europe, Asia Pacific and Latin America.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     The McAfee.com segment is a one-stop destination for consumer PC security and management needs on the Internet. The McAfee.com web site provides a suite of online products and services personalized for the user based on the user's PC configuration, attached peripherals and resident software.

     The myCIO.com segment is an infrastructure ASP targeted at business users. myCIO.com delivers network security and availability services hosted on its servers to businesses on the Internet.

     Summarized pre-tax financial information concerning the Company's reportable segments in the years ended December 31, 2000 and 1999 is provided as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2000       1999        1998
                                                      --------   --------    ---------
Infrastructure:
  Net revenues......................................  $691,116   $659,170    $ 983,753
  Segment loss......................................   (50,383)  (131,976)      38,431
McAfee.com:
  Net revenues......................................    46,866     24,497        6,292
  Segment loss......................................   (27,469)   (27,925)      (1,993)
myCIO.com:
  Net revenues......................................     7,710        N/A          N/A
  Segment loss......................................   (24,869)       N/A          N/A

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            1999
                                                             ------------    ------------
Infrastructure:
  Total Assets.............................................   $1,268,475      $1,384,107
McAfee.com:
  Total Assets.............................................       98,132          95,287
myCIO.com:
  Total Assets.............................................       18,241             N/A

     The table below presents information about the revenues and long-lived assets by geographical area as of and for the years ended December 31:

                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Revenue
  United States........................................  $472,471   $406,805   $629,450
  Netherlands..........................................   216,653    208,583    217,177
  Other International..................................    56,568     68,280    143,418
                                                         --------   --------   --------
          Total........................................  $745,692   $683,668   $990,045
                                                         ========   ========   ========

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Long-Lived Assets
  United States...........................................  $61,543   $33,569   $39,429
  United Kingdom..........................................       --        --     6,713
  Other Foreign...........................................   13,956    11,823     8,347
                                                            -------   -------   -------
          Total...........................................  $75,499   $45,392   $54,489
                                                            =======   =======   =======

     Revenue from the Netherlands relates to sales activities in Europe, Mexico, Canada, and Asia-Pacific, excluding Japan. Sales activities include billing and shipping activities.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     Revenue information on a product and service basis is as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Software licenses...........................................  $402,406   $409,654
Maintenance.................................................   160,662    160,005
Hardware....................................................    89,210     49,828
Consulting..................................................    34,578     27,311
Other.......................................................    58,836     36,871
                                                              --------   --------
  Total.....................................................  $745,692   $683,668
                                                              ========   ========

     Due to various acquisitions during 1998, revenue information on a product and service basis for 1998 is not presented as it is impracticable to do so.

     At December 31, 2000, two customers had accounts receivable balances greater than 10% our total accounts receivable balance. During 2000, one customer accounted for 20% of the total revenue for the year. No other customer accounted for more than 10% of the total revenue in 1999.

15. LITIGATION

  General

     From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, licensing, contract law, distribution arrangements, and employee arrangement matters.

     From time to time the Company has been subject to litigation including the pending litigation described below. At this time, management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome for the pending litigation. Pending or future litigation could be costly, could cause the diversion of management's attention and could have a material adverse effect on the Company's business, results of operations and financial condition. At this time, management believes that the resolution of these matters and those noted below will not have material adverse effect on these consolidated financial statements.

  Securities Cases

     In Re Network Associates, Inc. Securities Litigation. On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 19, 1999. Twenty-five similar actions asserting virtually identical allegations were filed by other plaintiffs. The Court consolidated these cases and an amended complaint was filed. Defendants filed a motion to dismiss on June 6, 2000. The Court granted in part and dismissed in part the motion to dismiss. The Court allowed only plaintiffs' claims related to In-Process Research and Development to go forward and shortened the class period to April 6, 1999. Plaintiffs filed a First Amended Consolidated Complaint, and defendants filed an answer. (See Note 20 for a discussion of the recent settlement agreement.)

     On October 26, 2000, a new action, captioned The State Board of Administration of Florida v. Network Associates, Inc. et. al., Civil Action No. C-00-3981-WHA, naming the same defendants as the class-action, was filed in the Northern District of California by an opt-out plaintiff. The action had been coordinated with

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES the class action for pretrial and trial proceedings. The parties have stipulated to dismissal of the action without prejudice and have entered into a tolling agreement with respect to the claims asserted by the State Board of Administration of Florida.

     In Re Network Associates, Inc. Derivative Litigation. On May 12, 1999, a purported derivative action, captioned Dow Jones Investment Club v. Network Associates, Inc. et al., Civil Action No. CV-781854, was filed against nominal defendant Network Associates and certain of its officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges violations of Sections 25402 and 1507 of the California Corporations Code, breach of fiduciary duty, insider trading, gross negligence, and unjust enrichment. The complaint seeks unspecified damages. Two similar derivative actions have been filed by other plaintiffs in the Superior Court of California, County of Santa Clara, including Leighton v. Network Associates, Inc. et al., Civil Action No. CV-781947, and Katz v. Network Associates, Inc., et al., Civil Action No. CV-782194. The court ordered these three actions consolidated for pretrial and trial proceedings and deemed the complaint filed in the Leighton action the operative complaint. Defendants' demurrer to the operative complaint was sustained with leave to amend. A First Amended Complaint was filed by the plaintiffs. Network Associates and the individual defendants demurred to the First Amended Complaint. The demurrer was overruled, except with respect to the Sixth Cause of Action, which was sustained without leave to amend. Discovery is ongoing.

     Gage v. Network Associates. A similar case, captioned Gage v. Network Associates, Inc., et al., Civil Action No. B C211552, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Sections 25400 et seq. of the California Corporations Code,
Section 17200 of the California Business and Professions Code, and breach of fiduciary duty. The parties stipulated to transfer the action to Santa Clara County Superior Court where it is now pending under Civil Action No. CV-785715. The complaint was dismissed without prejudice. Gage filed a First Amended Complaint asserting claims in his individual capacity, which was dismissed without prejudice. Gage then filed a Second Amended Complaint. The individual defendants' and Network Associates' demurrer to the Second Amended Complaint was overruled in part, sustained in part with prejudice, and sustained in part without prejudice. Gage has filed a Third Amended Complaint. A Motion to Strike certain allegations of the Third Amended Complaint is pending. Discovery is ongoing.

     Securities Lawsuits. Between December 29, 2000 and February 7, 2001, Network Associates and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. The cases are encaptioned as follows: Lukoff v. Network Associates, Inc., et al., Case No. CV-01-0008-MEJ; Armour v. Network Associates, Inc., et al., Case No. C00-4849-EDL; Ann & Wendall Prevat. v. Network Associates, Inc., et al., Case No. C01-0007-WDB; Rizzuti v. Network Associates, et al., Case No. C-01-20008-EAI; McDougald v. Network Associates, et al., Case No. CV01-20103-ADR; 539, Inc. v. Network Associates, et al., Case No. C 01 0599-MMC. The Armour, Wendel, Rizzuti, McDougald, and 539, Inc. complaints assert claims against Network Associates, William Larson and Prabhat Goyal on behalf of a putative class of persons who purchased Network Associates stock between July 19 and December 26, 2000; the Lukoff complaint asserts claims against Network Associates, William Larson, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper and Enzo Torresi on behalf of a putative class of persons who purchased and/or acquired Network Associates stock between October 16 and December 26, 2000. All of the complaints assert causes of action (and seek unspecified damages) for alleged violations of Exchange Act Section 10(b)/SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaints allege that defendants made false and misleading statements about the Company's anticipated financial results for the fourth fiscal quarter of 2000, and that the Company's class period financial statements failed to comply with GAAP. The cases have not yet been consolidated.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     Derivative Lawsuit. On February 5, 2001, the Company was nominally sued in a derivative lawsuit filed in the Superior Court in Santa Clara County. The lawsuit, encaptioned Mean Ann Krim v. William L. Larson, et al., Case No. CV795734, asserts claims against certain of its current and former officers, directors, and other parties for breach of fiduciary duty, unjust enrichment and professional negligence against the accountants. In particular, the complaints allege that the defendants engaged in a course of conduct by which they improperly accounted for revenue from software license sales, and that, as a result of their actions, certain of the Company's financial statements were false and misleading and not in compliance with GAAP. The complaint seeks an unspecified amount of damages.

  Other Litigation

     Hilgraeve v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The District Court granted Network Associates' motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. The Court has set a hearing on NAI's further summary judgment motion for April 25, 2001.

     Hilgraeve, Inc. and Hilgraeve Associates v. Network Associates. On October 10, 2000, Hilgraeve filed another complaint against Network Associates, also in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' Webshield Proxy product infringes the same Hilgraeve patent in the first suit. Hilgraeve's action seeks injunctive relief and unspecified money damages. The Court has stayed this action until April 25, 2001, pending the hearing on NAI's summary judgment in the related matter (see above) that day.

     Foremost Systems v. Network Associates, No. CV 777301 (Santa Clara
County). A former agent of Network Associates in India, Foremost Systems Pvt. Ltd., filed this action on October 14, 1998, in California State court and filed a Second Amended Complaint on February 18, 2000. Network Associates removed the action to the United States District Court, Northern District of California, San Jose Division. The Second Amended Complaint alleges that Network Associates wrongly terminated Foremost Systems in breach of their agency agreement and, in addition, contains counts for breach of oral contract, promissory estoppel, intentional and negligent misrepresentation, breach of fiduciary duty, tortious interference with contractual relations, unfair competition, and racketeering in violation of 18 U.S.C. 1962 et seq. The parties held a preliminary mediation session in this matter on April 5, 2000 and attended a full session for March 12, 2001. A Case Management Conference in this matter is set to take place on April 16, 2001.

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

16. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS
138. SFAS 133 establishes methods of accounting for derivative

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the impact of SFAS 133, as amended, will not have a material effect on the financial position or results of operations of the Company.

     In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In October 2000, the SEC released interpretive guidance on SAB 101 in the form of frequently asked questions and responses to provide guidance for revenue recognition under certain circumstances. The Company adopted SAB 101 in the quarter ended December 31, 2000. The adoption of SAB 101 did not have an effect on the results of operations or financial position of the Company.

17. RELATED PARTY TRANSACTIONS

     The Company purchased 3,948,199 shares of Series A Preferred Stock of DirectWeb, Inc. for $2.5 million, and 4,615,385 shares of Series B Preferred Stock for $6.0 million in 1999. DirectWeb, Inc. is a subscription-based online service offering a complete turnkey Windows-98 based PC, unlimited Internet access and technical support for a fixed user only fee. In connection with the formation of DirectWeb, the Company received a warrant to acquire 3,175,000 shares of DirectWeb common stock for total consideration of $317.50. Prior to the transactions described below, on an as converted basis and excluding shares that may be acquired upon exercise of its warrant, the Company's total DirectWeb investment represented approximately 12.3% of DirectWeb's outstanding capital stock. With respect to this balance, approximately 35.2% was owned by William L. Larson, a DirectWeb founder and the Company's Chief Executive Officer; 35.4% was owned by Dennis Cline, a DirectWeb founder and the Company's former Vice President of Worldwide Sales; and 17.1% was owned by unrelated third party investors who, along with the Company, invested in DirectWeb's Series A and Series B Preferred Stock.

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

18. STOCK OPTION REPRICING

     On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company's common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.4 million shares at $11.063 were vested at December 31, 2000.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company incurred an initial stock-based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $6.7 million was expensed for the year ended December 31, 2000.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock-based compensation awards in a business combination. As of July 1, 2000 this guidance was effective.

     As a result of the introduction of this Interpretation, stock options repriced by the Company on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, the Company has and will continue to remeasure compensation cost for the repriced options until the options are exercised, cancelled, or forfeited without replacement. The first valuation period began with the effective date of the Interpretation which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company's common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28. When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result insignificant additional compensation charges in future periods.

     In addition, variable plan accounting as described above, applies to options issued to employees of McAfee.com and myCIO.com as a replacement for Company options which were subject to the repricing described above. As a result, the Company will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000.

     As a result, during the year ended December 31, 2000, the Company recorded a compensation charge to earnings of approximately $2.0 million, which is based on a year end per share price of $4.19 of the Company and per share price of $5.00 for McAfee.com, respectively. As of December 31, 2000, the Company, McAfee.com and myCIO.com had options, outstanding and subject to variable plan accounting, amounting to 4.5 million, 0.1 million, and 0.3 million, respectively. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant additional compensation charges in future periods.

19. FIXED ASSETS SALE-LEASEBACK

     On September 20, 1999, the Company sold approximately $6.6 million of fixed assets, consisting mostly of computer equipment, to a third party and leased them back under an operating lease. The initial term of the lease is 12 months, with an option to renew the lease for an additional 12 months. In October 2000, the Company repurchased the fixed assets for approximately $5.2 million.

20. SUBSEQUENT EVENTS (UNAUDITED)

     On January 24, 2001, the Company's board of directors authorized the reservation of an additional 3 million options for the 2000 Nonstatutory Stock Option Plan.

                   NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

     On February 2, 2001, the Company settled the remaining put options which resulted in us purchasing 2,000,000 shares of our stock for approximately $53.8 million.

     In February 2001, the Company announced its plan to reintegrate myCIO.com's operations with its own, while continuing to offer myCIO.com's products and services as key offerings. Beginning 2001, myCIO.com will no longer constitute a separate business segment.

     In February 2001, the Company settled In Re Network Associates, Inc. Securities Litigation a consolidated action filed in April 1999, in Federal District Court. The amount of the settlement is $30 million and is being funded principally by the Company's Directors and Officers insurance carriers. The settlement is subject to court approval.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 30th day of March, 2001.

                                          NETWORKS ASSOCIATES, INC.

                                                  /s/ GEORGE SAMENUK
                                          --------------------------------------
                                                      George Samenuk
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                            TITLE
                      ---------                        ----------------------------------------------

                 /s/ GEORGE SAMENUK                        President and Chief Executive Officer
-----------------------------------------------------          (Principal Executive Officer)
                  (George Samenuk)

                   /s/ TERRY DAVIS                       Vice President and acting Chief Financial
-----------------------------------------------------                     Officer
                    (Terry Davis)                         (acting Principal Financial Officer and
                                                               Principal Accounting Officer)

                 /s/ EDWIN L. HARPER                               Chairman of the Board
-----------------------------------------------------
                  (Edwin L. Harper)

                /s/ LESLIE G. DENEND                                      Director
-----------------------------------------------------
                 (Leslie G. Denend)

                /s/ VIRGINIA GEMMELL                                      Director
-----------------------------------------------------
                 (Virginia Gemmell)

                  /s/ ENZO TORRESI                                        Director
-----------------------------------------------------
                   (Enzo Torresi)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Network Associates, Inc.
Santa Clara, California

     Our audits of the consolidated financial statements referred to in our report dated January 24, 2001 appearing in the 2000 Annual Report to Shareholders of Network Associates (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
January 24, 2001

                                  SCHEDULE II

                           NETWORKS ASSOCIATES, INC.

       SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                         BALANCE AT     ADDITIONS CHARGED
                                        BEGINNING OF       TO EXPENSE                      BALANCE AT END
                                           PERIOD          OR REVENUE        DEDUCTIONS      OF PERIOD
                                        ------------    -----------------    ----------    --------------
Year Ended December 31, 2000
  Allowance for Doubtful Accounts.....    $16,249           $ 15,784          $ 16,701        $15,332
  Allowance for Sales Returns.........    $72,298           $ 84,902          $106,120        $51,080
Year Ended December 31, 1999
  Allowance for Doubtful Accounts.....    $11,682           $ 44,809          $ 40,242        $16,249
  Allowance for Sales Returns.........    $85,631           $149,360          $162,693        $72,298
Year Ended December 31, 1998
  Allowance for Doubtful Accounts.....    $ 5,107           $ 11,283          $  4,708        $11,682
  Allowance for Sales Returns.........    $21,294           $ 91,870          $ 27,533        $85,631

                                 EXHIBIT INDEX

EXHIBIT                                                                  PAGE
NUMBER                           EXHIBIT TITLE                          NUMBER
-------                          -------------                          ------
  2.1     Agreement and Plan of Reorganization, dated October 13,
          1997, among McAfee Associates, Inc., Mystery Acquisition
          Corp. and Network General Corporation, as amended by the
          First Amendment dated as of October 22, 1997.(1)............
  2.2     Combination Agreement dated August 16, 1996 among the
          Registrant, FSA Combination Corp., FSA Corporation and
          Daniel Freedman.(2).........................................
  2.3     Stock Exchange Agreement dated January 13, 1996 among the
          Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and
          the shareholders of Jade.(3)................................
  2.4     Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA
          Acquisition Corp.(4)........................................
  2.5     Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5).....
  2.6     Agreement and Plan of Reorganization dated February 22,
          1998, between the Registrant, TIS and Thor Acquisition
          Corp.(6)....................................................
  2.7     Agreement and Plan of Reorganization by and among the
          Registrant, Magic Solutions International, Inc., Merlin
          Acquisition Corp. and Igal Lichtman, Amendment Agreement by
          and among the Registrant, Magic Solutions International,
          Inc., Merlin Acquisition Corp., and Igal Lichtman dated
          March 24, 1998. Second Amendment Agreement by and among the
          Registrant, Magic Solutions International, Inc., Merlin
          Acquisition Corp., and Igal Lichtman dated April 1,
          1998.(7)....................................................
  2.8     Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce
          Cook.(8)....................................................
  2.9     Share Purchase Agreement, dated as of March 30, 1998, among
          FSA Combination Corp., and Irina Karlsson and Jarmo
          Rouvinen.(8)................................................
  2.10    Stock Purchase Agreement, dated as of May 8, 1998, among FSA
          Combination Corp., and Secure Networks, Inc.(8).............
  2.11    Transaction Agreement, dated June 9, 1998, by and between
          the Registrant and Dr. Solomon's Group Plc.(21).............
  2.12    Agreement and Plan of Merger, dated July 28, 1998, by and
          between the Registrant and CyberMedia, Inc.(22).............
  3.1     Second Restated Certificate of Incorporation of Networks
          Associates, Inc., as amended on December 1, 1997.(6)........
  3.2     Restated Bylaws of Networks Associates, Inc.(6).............
  3.3     Certificate of Designation of Series A Preferred Stock of
          Networks Associates, Inc.(9)................................
  3.4     Certificate of Designation of Series B Participating
          Preferred Stock of the Registrant.(23)......................
  4.2     Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)......................
  4.5     Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)..........
  4.6     Registration Rights Agreement, dated as of February 13,
          1998, by and between the Registrant and Morgan Stanley & Co.
          Incorporated.(10)...........................................

EXHIBIT                                                                  PAGE
NUMBER                           EXHIBIT TITLE                          NUMBER
-------                          -------------                          ------
  4.7     Indenture dated as of February 13, 1998 between the
          Registrant and State Street Bank and Trust Company of
          California, N.A., as Trustee.(10)...........................
  4.10    Registration Rights Agreement dated May 8, 1998, by and
          between the Registrant and the stockholders of Secure
          Networks, Inc.(8)...........................................
  4.11    Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB
          Consulenza Software di Base S.r.l. ("CSB").(11).............
  4.12    Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware
          Seguridad Informatica S.A.(11)..............................
  4.13    Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA
          Information Security Holding AB.(24)........................
 10.1     Standard Business Lease (Net) for Network General's
          principal facility dated June 19, 1991, between Network
          General and Menlo Oaks Partners, L.P.(12)...................
 10.2     First Amendment to Lease dated June 10, 1992, between
          Network General and Menlo Parks Partners, L.P.(12)..........
 10.3     Standard Business Lease (Net) for Network General's
          principal facility dated March 11, 1992, between Network
          General and Menlo Oaks Partners L.P.(13)....................
 10.4     First Amendment to Lease dated June 18, 1992, between
          Network General and Menlo Oaks Partners, L.P.(12)...........
 10.5     Lease dated March 31, 1992, between Network General and
          Equitable Life Assurance Society of the United
          States.(12).................................................
 10.6     Second Amendment to Lease dated February 1, 1995, between
          Network General and Menlo Oaks Partners, L.P.(13)...........
 10.7     Third amendment to Lease dated February 1, 1995 between
          Network General and Menlo Oaks Partners L.P.(13)............
 10.8     Fourth Amendment to Lease dated May 31, 1995, between
          Network General and Menlo Oaks Partners, L.P.(14)...........
 10.9     Fifth Amendment to Lease dated June 13, 1995, between
          Network General and Menlo Oaks Partners, L.P.(14)...........
 10.10    Lease dated July 3, 1996 between Network General and
          Campbell Avenue Associates.(15).............................
 10.11    Sixth Amendment to Lease dated November 29, 1996, between
          Network General and Menlo Oaks Partners, L.P.(15)...........
 10.12    Sublease Agreement for facility at 2805 Bowers Avenue, Santa
          Clara, California, dated as of February 20, 1997, by and
          between McAfee Associates, Inc. and National Semiconductor
          Corporation.(16)............................................
 10.13    Lease Agreement dated November 17, 1997 for facility at 3965
          Freedom Circle, Santa Clara, California by and between
          Informix Corporation and McAfee Associates, Inc.(4).........
 10.14    Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank,
          F.S.B., Informix Corporation and Networks Associates,
          Inc.(4).....................................................
 10.15    Subordination, Nondisturbance and Attornment Agreement dated
          December 18, 1997, between Guaranty Federal Bank, F.S.B.,
          Networks Associates, Inc. and Birk S. McCandless, LLC.(4)...
 10.16    Lease dated November 22, 1996 by and between Birk S.
          McCandless, LLC and Informix Corporation for facility at
          3965 Freedom Circle, Santa Clara, California.(4)............

EXHIBIT                                                                  PAGE
NUMBER                           EXHIBIT TITLE                          NUMBER
-------                          -------------                          ------
 10.17    Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
          Compusul-Consultoria E Comercio De Informatica Ltda., and
          the stockholders of Compusul-Consultoria E Comercio De
          Informatica Ltda.(17).......................................
 10.18*   1997 Stock Incentive Plan.(17)..............................
 10.19*   Stock Option Plan for Outside Directors.(18)................
 10.20*   2000 Nonstatutory Stock Option Plan, as amended. ...........
 10.21*   Change in control agreement between the Company and Peter
          Watkins dated May 11, 1999.(25).............................
 10.22*   Change in control agreement between the Company and William
          L. Larson dated May 11, 1999.(25)...........................
 10.23*   Change in control agreement between the Company and Prabhat
          K. Goyal dated May 11, 1999.(25)............................
 10.24*   Change in control agreement between the Company and Zachary
          Nelson, dated May 11, 1999.(25).............................
 10.25    Corporate Management Services Agreement between the
          Registrant and McAfee.com Corporation, dated as of January
          1, 1999.(26)................................................
 10.26    Technology Cross License Agreement between the Registrant
          and McAfee.com Corporation dated as of January 1,
          1999.(26)...................................................
 10.27    Registration Rights Agreement between the Registrant and
          McAfee.com Corporation, dated as of January 1, 1999.(26)....
 10.28    Asset Contribution and Receivables Settlement Agreement
          between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26).....................................
 10.29    Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
          1999.(26)...................................................
 10.30    Tax Sharing Agreement between the Registrant and McAfee.com
          Corporation dated as of January 1, 1999.(26)................
 10.31    Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
          1999.(26)...................................................
 10.32    Joint Cooperation and Master Services Agreement between the
          Registrant and McAfee.com Corporation, dated as of January
          1, 1999.(26)................................................
 10.33*   Employment Agreement between George Samenuk and Registrant, dated January 2, 2001.......................................
 10.34*   Agreement between the Registrant and William Larson, dated
          January 2, 2001.............................................
 10.35*   Agreement between the Registrant and Prabhat Goyal, dated
          January 2, 2001.............................................
 10.36*   Agreement between the Registrant and Peter Watkins, dated
          December 26, 2000...........................................
 21.1     Subsidiaries of Network Associates, Inc. ...................
 23.1     Consent of PricewaterhouseCoopers LLP. .....................

---------------
 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

 (2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 1996.

 (3) Incorporated by reference from the RegistrantIs Current Report on Form 8-K filed with the Commission on March 14, 1997.

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