Form 10-Q
period 2001-03-31
NETWORKS ASSOCIATES INC/
filed 2001-05-15
CIK 890801

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     136,665,321 shares of the registrant's common stock, $0.01 par value, were outstanding as of March 31, 2001.

                        THIS DOCUMENT CONTAINS 47 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 43.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NETWORKS ASSOCIATES, INC.

                                   FORM 10-Q
                                 MARCH 31, 2001

                            ------------------------

                                    CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                       PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets:
         March 31, 2001 and December 31, 2000........................     1
         Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss):
         Three months ended March 31, 2001 and 2000..................     2
         Condensed Consolidated Statements of Cash Flows:
         Three months ended March 31, 2001 and 2000..................     3
         Notes to Condensed Consolidated Financial Statements........     4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    13
Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................    21
                        PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    41
Item 2.  Changes in Securities.......................................    41
Item 3.  Defaults in Securities......................................    41
Item 4.  Submission of Matters to a Vote of Security Holders.........    41
Item 5.  Other Information...........................................    41
Item 6.  Exhibits and Reports on Form 8-K............................    41
SIGNATURES...........................................................    42
EXHIBIT INDEX........................................................    43

                           NETWORKS ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,     DECEMBER 31,
                                                                 2001           2000
                                                              ----------    ------------
Current assets:
  Cash and cash equivalents.................................  $  298,354     $  275,539
  Short term marketable securities..........................      70,894         85,721
  Accounts receivable, net..................................      80,457        122,315
  Prepaid expenses, income taxes and other current assets...      43,024         50,346
  Deferred taxes............................................      96,963         86,771
                                                              ----------     ----------
          Total current assets..............................     589,692        620,692
Long term marketable securities.............................     267,286        332,893
Fixed assets, net...........................................      75,348         75,499
Deferred taxes..............................................     118,680        113,489
Intangibles and other assets................................     220,951        242,275
                                                              ----------     ----------
          Total assets......................................  $1,271,957     $1,384,848
                                                              ==========     ==========

                LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   33,469     $   46,816
  Accrued liabilities.......................................     213,970        225,317
  Deferred revenue..........................................     163,543        151,566
                                                              ----------     ----------
          Total current liabilities.........................     410,982        423,699
  Deferred taxes............................................       7,161          7,971
  Deferred revenue, less current portion....................      27,779         26,592
  Convertible debentures....................................     399,858        395,969
  Other long term debt and liabilities......................         861            899
                                                              ----------     ----------
          Total liabilities.................................     846,641        855,130
                                                              ----------     ----------
Commitments and contingencies (Note 9)
Minority Interest...........................................      10,576         11,067
Common stock, $0.01 par value; Authorized: 300,000,000;
  Issued: 139,328,528 shares at March 31, 2001 and December
  31, 2000;
  Outstanding: 136,665,321 shares at March 31, 2001 and
  138,089,775 shares at December 31, 2000...................       1,393          1,381
Treasury stock, at cost: 2,663,207 shares at March 31, 2001
  and 1,238,753 shares at December 31, 2000.................     (65,127)       (23,186)
Additional paid-in capital..................................     687,247        685,423
Cumulative other comprehensive loss -- unrealized gain
  (loss) on investments and foreign currency translation....     (39,595)       (31,266)
Accumulated Deficit.........................................    (169,178)      (113,701)
                                                              ----------     ----------
          Total stockholders' equity........................     414,740        518,651
                                                              ----------     ----------
          Total liabilities, minority interest, and
            stockholders' equity............................  $1,271,957     $1,384,848
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

                           NETWORKS ASSOCIATES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Net revenue:
  Product...................................................  $107,244    $165,112
  Services and support......................................    63,095      49,344
                                                              --------    --------
          Total net revenue.................................   170,339     214,456
                                                              --------    --------
Cost of net revenue:
  Product...................................................    23,460      23,738
  Services and support......................................    10,453       8,505
                                                              --------    --------
          Total cost of net revenue.........................    33,913      32,243
                                                              --------    --------
Operating costs and expenses:
  Research and development(1)...............................    39,973      41,675
  Marketing and sales(2)....................................   110,134      96,765
  General and administrative(3).............................    30,339      20,876
  Amortization of intangibles...............................    15,845      14,430
                                                              --------    --------
          Total operating cost and expenses.................   196,291     173,746
                                                              --------    --------
          Income (loss) from operations.....................   (59,865)      8,467
  Interest and other income and expense, net................     1,362       4,602
  Gain (loss) on investments, net...........................        --      40,373
                                                              --------    --------
          Income (loss) before provision for income taxes
            and minority interest...........................   (58,503)     53,442
Provision for income taxes (income tax benefit).............   (10,440)     25,540
                                                              --------    --------
          Net income (loss) before minority interest........   (48,063)     27,902
Minority interest in loss of consolidated subsidiaries......       702       1,123
                                                              --------    --------
          Net income (loss).................................  $(47,361)   $ 29,025
                                                              ========    ========
Other comprehensive income (loss):
  Unrealized gain (loss) on investments, net................  $ (8,013)   $  5,630
  Foreign currency translation loss.........................      (316)     (1,965)
                                                              --------    --------
  Comprehensive income (loss)...............................  $(55,690)   $ 32,690
                                                              ========    ========
  Net income (loss) per share -- basic......................  $  (0.35)   $   0.21
                                                              ========    ========
  Shares used in per share calculation -- basic.............   137,140     138,877
                                                              ========    ========
  Net income (loss) per share -- diluted....................  $  (0.35)   $   0.20
                                                              ========    ========
  Shares used in per share calculation -- diluted...........   137,140     144,372
                                                              ========    ========

---------------
(1) Includes stock-based compensation charge of $91 and $454 for the three months ended March 31, 2001 and 2000, respectively.

(2) Includes stock-based compensation charge of $144 and $720 for the three months ended March 31, 2001 and 2000, respectively.

(3) Includes stock-based compensation charge of $1,421 and $392 for the three months ended March 31, 2001 and 2000, respectively.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ (47,361)   $  29,025
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, amortization, and bad debt expense.......     22,893       24,673
     Interest on convertible notes..........................      4,687        4,465
     Realized gain (loss) on investments....................     (3,876)         125
     Impairment of strategic investments....................      5,000           --
     Minority interest......................................       (702)      (1,123)
     Deferred taxes.........................................    (17,249)      (6,135)
     Stock compensation charges.............................      1,656        1,566
     Gain on sale of Goto.com investment....................         --      (28,551)
     Gain on sale of Network Associates Japan investment....         --      (11,947)
     Changes in assets and liabilities:
       Accounts receivable..................................     45,818        7,291
       Prepaid expenses, taxes and other....................        974      (12,004)
       Accounts payable and accrued liabilities.............    (21,307)      21,685
       Deferred revenue.....................................     16,411        3,728
                                                              ---------    ---------
          Net cash provided by operating activities.........      6,944       32,798
                                                              ---------    ---------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (107,164)    (150,490)
  Proceeds from sale of marketable securities...............    183,277      170,216
  Purchase of investments...................................         --       (4,650)
  Proceeds from Goto.com investment.........................         --       36,750
  Proceeds from Network Associates Japan investment.........         --       11,947
  Acquisitions by subsidiary................................         --       (1,981)
  Additions to fixed assets.................................     (8,752)     (11,144)
                                                              ---------    ---------
          Net cash provided by investing activities.........     67,361       50,648
                                                              ---------    ---------
Cash flows from financing activities:
  Repayment of notes payable................................         --          (67)
  Proceeds from issuance of stocks from option plan and
     stock purchase plans...................................      4,682        9,440
  Repurchase of common stock................................    (53,800)     (27,442)
  Other.....................................................       (548)       1,330
  Proceeds from sale of put options.........................         --        7,890
                                                              ---------    ---------
          Net cash used in financing activities.............    (49,666)      (8,849)
                                                              ---------    ---------
  Effect of exchange rate fluctuations......................     (1,824)     (22,069)
                                                              ---------    ---------
Net increase in cash and cash equivalents...................     22,815       52,528
Cash and cash equivalents at beginning of period............    275,539      316,784
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 298,354    $ 369,312
                                                              =========    =========
Non cash investing activities:
  Unrealized gain (loss) on investments.....................  $  (8,013)   $   5,630
                                                              =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETWORKS ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited, condensed consolidated financial statements have been prepared by Networks Associates, Inc. (the "Company") without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited, condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company has two reportable segments consisting of computer security and management software, and managed security and availability application services to business users on the Internet ("Infrastructure") and consumer PC security and management software on the Internet ("McAfee.com").

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements as of and for the year ended December 31, 2000, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Certain reclassifications have been made to the 2000 unaudited condensed consolidated financial statements and related notes to conform to the 2001 presentation.

 2. BUSINESS SEGMENT INFORMATION

     In 2000, the Company established a subsidiary, McAfee.com ,as a separate business entity. The Company evaluated its product segments in 2001 and concluded that its reportable segments were computer security and management software, including managed security and availability applications services on the Internet ("Infrastructure") and consumer PC security and management software on the Internet ("McAfee.com"). Management measures profitability for its business based on these two segments.

     The Infrastructure segment consists of anti-virus, network management, security and help desk software. These products are marketed and sold through a direct sales force to distributors, retailers, and end users world-wide. In addition, the Infrastructure segment includes managed security and availability applications services on the Internet.

     The McAfee.com segment is a one-stop destination for consumer PC security and management needs on the Internet. The McAfee.com web site provides a suite of online products and services personalized for the user based on the user's PC configuration, attached peripherals and resident software.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

     Summarized pre-tax financial information concerning the Company's reportable segments is provided as follows (in thousands):

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                             --------------------------
                                                2001           2000
                                             ----------    ------------
Infrastructure:
  Net revenues.............................  $  157,523     $  204,198
  Segment operating income (loss)..........     (57,147)        16,397
McAfee.com:
  Net revenues.............................      12,816         10,258
  Segment operating loss...................      (2,718)        (7,930)

                                             MARCH 31,     DECEMBER 31,
                                                2001           2000
                                             ----------    ------------
Infrastructure:
          Total assets.....................  $1,173,873     $1,286,716
McAfee.com:
          Total assets.....................      98,084         98,132

 3. STOCK OPTION REPRICING AND STOCK REPURCHASE PLAN

     On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company's common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.2 million shares at $11.063 were vested and outstanding at March 31, 2001.

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the Company incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $314,000 was expensed in the three months ended March 31, 2001.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This guidance was effective as of July 1, 2000.

     As a result of the introduction of this Interpretation, stock options repriced by the Company on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, the Company has and will continue to remeasure compensation cost for the repriced options until these options are exercised, cancelled, or forfeited without replacement. The first valuation period began with the effective date of the Interpretation which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company's common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

method of amortization discussed in FASB Interpretation No. 28. When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In addition, variable plan accounting as described above, applied to options issued to employees of McAfee.com and myCIO.com as a replacement for Company options which were subject to the repricing described above. As a result, the Company will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000. Because myCIO.com employees were reintegrated into the Company's Infrastructure segment, the Company will record charges for McAfee.com and the Infrastructure segment.

     During the three months ended March 31, 2001, the Company did not incur charges to earnings related to options subject to variable plan accounting as the Company's stock price was below the July 1, 2000 closing price of $20.375. As of March 31, 2001 the Company and McAfee.com had options, outstanding and subject to variable plan accounting, amounting to 4.3 million and 59,542, respectively. Depending on movements in the market value of the Company's common stock, the accounting treatment may result in significant additional compensation charges in future periods.

     In May 1999, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock in the open market over a two-year period. In July 2000, the Board of Directors authorized the Company to repurchase additional common stock of up to $50 million in the open market over a two-year period. Through March 31, 2001, the Company repurchased approximately 7.0 million shares of its common stock, including the repurchase of 2 million shares on February 2, 2001 relating to the settlement of the outstanding put options. Cash outlay, net of proceeds from put options described below, to date is approximately $147.5 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company's cash position and other cash requirements.

     On August 3, 1999, February 16, 2000 and May 31, 2000, Network Associates sold "European style" put options for 3 million shares of the Company's common stock as part of its stock repurchase plan. The strike price for these put options was $20.00, $30.00 and $24.07, respectively. The Company received total proceeds of approximately $19.1 million from the sale. In August 2000, put options sold on August 2, 1999 for 1 million shares were exercised in the Company's stock. The strike price for these put options was $20.00. In February 2001, the Company settled the remaining put options which resulted in the purchase of 2 million shares of the Company's common stock for approximately $53.8 million.

     On January 3, 2001, the Company's board of directors appointed George Samenuk as the company's chief executive officer and president. As part of this appointment, William Larson, former chief executive officer, and Prabhat Goyal, former chief financial officer, and Peter Watkins, former president and chief operating offer, became special advisors to the Company. Options held by Mr. Larson, Mr. Goyal, and Mr. Watkins continue to vest while they each serve one-year terms as special advisors to the Company. As a result, the Company recorded stock compensation charges of approximately $603,000 in the three months ended March 31, 2001.

     On January 3, 2001, the Company entered into an employment agreement with George Samenuk. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The Company's right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk's employment with the Company with the remaining 50% on the second year anniversary of Mr. Samenuk's employment with the Company. The fair value of the restricted stock was determined to be approximately $1.7 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

of the Company's common stock on Mr. Samenuk's employment commencement date. In the three months ended March 31, 2001, the Company recognized $209,000 related to stock compensation associated with Mr. Samenuk's restricted stock.

 4. STOCKHOLDERS' EQUITY

  Stock Option Plans

     On January 24, 2001, the Company's board of directors authorized the reservation of an additional 3 million options for the 2000 Nonstatutory Stock Option Plan.

  Warrants

     On January 3, 2001, the Company's board of directors appointed George Samenuk as the company's chief executive officer. In January 2001, upon completion of the search for the Company's CEO, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of the Company's common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $530,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; expected life of 3 years; dividend yield of 0; and expected volatility of 91%. This amount was charged against earnings in the current period and included in general and administrative expenses in the accompanying financial statements.

 5. RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective date of SFAS Statement No.
133. SFAS No. 137 deferred the effective date of SFAS No. 133 until June 15, 2000. The Company has adopted SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. SFAS 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

 6. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income
(loss) per share is provided as follows (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Numerator -- Basic
Net income (loss)...........................................  $(47,361)   $ 29,025
                                                              ========    ========
Numerator -- Diluted Net income (loss)......................  $(47,361)   $ 29,025
Interest on convertible debentures(1).......................        --          --
                                                              --------    --------
                                                              $(47,361)   $ 29,025
                                                              ========    ========
Denominator -- Basic
Basic weighted average common shares outstanding............   137,140     138,877
                                                              ========    ========
Denominator -- Diluted
Basic weighted average common shares outstanding............   137,140     138,877
                                                              ========    ========
Effect of dilutive securities:
  Common stock options(2)...................................        --       5,495
                                                              --------    --------
Diluted weighted average shares.............................   137,140     144,372
                                                              ========    ========
Net income (loss) per share -- Basic........................  $  (0.35)   $   0.21
                                                              ========    ========
Net income (loss) per share -- Diluted......................  $  (0.35)   $   0.20
                                                              ========    ========

---------------
(1) Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was
    7.6 million for the three months ended March 31, 2001 and 2000, respectively.

(2) Common stock options were excluded from the March 31, 2001 calculation since the effect was anti-dilutive. The total number of options excluded from the calculation was 31.1 million and 9.7 million for the three months ended March 31, 2001 and 2000, respectively.

 7. ACQUISITIONS BY SUBSIDIARIES

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

 8. IMPAIRMENT OF STRATEGIC INVESTMENTS

     The Company assesses the recoverability of the carrying value of strategic investments on a regular basis. Factors we consider important which could trigger an impairment include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months. During the first quarter of 2001, the Company recorded a $5.0 million charge related to other than temporary declines in the value of certain of our strategic investments. This amount is classified in interest and other income and expense in the accompanying financial statements.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

 9. LITIGATION

  General

     From time to time, the Company has been subject to litigation including the pending litigation described below. The Company's current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. The Company has recorded a liability related to these claims in accordance with generally accepted accounting principles.

     Because of the uncertainties related to the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will reassess its potential liability and revise its estimates as appropriate. Pending and future litigation could be costly and could cause the diversion of management attention and could have a material adverse effect on the Company's business, results of operations, and financial condition. At this time, management believes that the resolution of these matters will not have a material adverse effect on these condensed consolidated financial statements.

  Securities Cases

     In Re Network Associates, Inc. Securities Litigation. On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 19, 1999. Twenty-five similar actions asserting virtually identical allegations were filed by other plaintiffs. The Court consolidated these cases and an amended complaint was filed. Defendants filed a motion to dismiss on June 6, 2000. The Court granted in part and dismissed in part the motion to dismiss. The Court allowed only plaintiffs' claims related to In-Process Research and Development to go forward and shortened the class period to April 6, 1999. Plaintiffs filed a First Amended Consolidated Complaint, and defendants filed an answer. In February 2001, the Company settled the class action. The amount of the settlement is $30 million and is being funded principally by the Company's Directors and Officers insurance carriers. The settlement is subject to court approval.

     On October 26, 2000, a new action, captioned The State Board of Administration of Florida v. Network Associates, Inc. et. al., Civil Action No. C-00-3981-WHA, naming the same defendants as the class-action, was filed in the Northern District of California by an opt-out plaintiff. The action had been coordinated with the class action for pretrial and trial proceedings. The parties have stipulated to dismissal of the action without prejudice and have entered into a tolling agreement with respect to the claims asserted by the State Board of Administration of Florida.

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

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

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

     Securities Lawsuits. Between December 29, 2000 and February 7, 2001, Network Associates and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. The cases are encaptioned as follows: Lukoff v. Network Associates, Inc., et al., Case No. CV-01-0008-MEJ; Armour v. Network Associates, Inc., et al., Case No. C00-4849-EDL; Ann & Wendall Prevat. v. Network Associates, Inc., et al., Case No. C01-0007-WDB; Rizzuti v. Network Associates, et al., Case No. C-01-20008-EAI; McDougald v. Network Associates, et al., Case No. CV01-20103-ADR; 539, Inc. v. Network Associates, et al., Case No. C 01 0599-MMC. The Armour, Wendel, Rizzuti, McDougald, and 539, Inc. complaints assert claims against Network Associates, William Larson and Prabhat Goyal on behalf of a putative class of persons who purchased Network Associates stock between July 19 and December 26, 2000; the Lukoff complaint asserts claims against Network Associates, William Larson, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper and Enzo Torressi on behalf of a putative class of persons who purchased and/or acquired Network Associates stock between October 16 and December 26, 2000. All of the complaints assert causes of action (and seek unspecified damages) for alleged violations of Exchange Act Section 10(b)/SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaints allege that defendants made false and misleading statements about the Company's anticipated financial results for the fourth fiscal quarter of 2000, and that the Company's class period financial statements failed to comply with GAAP. Motions for appointment of lead plaintiff and for appointment of lead plaintiffs' lead counsel were filed on February 27, 2001. A motion for consolidation was also filed on that date. A hearing was held May 8, 2001 the result of which is unknown at this time.

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

  Other Litigation

     Hilgraeve v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation ("Hilgraeve") in the United States

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve's action seeks injunctive relief and unspecified money damages. The District Court granted Network Associates' motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. The Court has set a hearing on the Company's further summary judgment motion for May 25, 2001.

     Hilgraeve, Inc. and Hilgraeve Associates v. Network Associates. On October 10, 2000, Hilgraeve filed another complaint against Network Associates, also in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates' Webshield Proxy product infringes the same Hilgraeve patent in the first suit. Hilgraeve's action seeks injunctive relief and unspecified money damages. The Court has stayed this action until at least May 25, 2001, pending the hearing on the Company's summary judgment in the related matter (see above) that day.

     Foremost Systems v. Network Associates, No. CV 777301 (Santa Clara
County). A former agent of Network Associates in India, Foremost Systems Pvt. Ltd., filed this action on October 14, 1998, in California State court and filed a Second Amended Complaint on February 18, 2000. Network Associates removed the action to the United States District Court, Northern District of California, San Jose Division. The Second Amended Complaint alleges that Network Associates wrongly terminated Foremost Systems in breach of their agency agreement and, in addition, contains counts for breach of oral contract, promissory estoppel, intentional and negligent misrepresentation, breach of fiduciary duty, tortious interference with contractual relations, unfair competition, and racketeering in violation of 18 U.S.C 1962 et seq. The parties held a preliminary mediation session in this matter on April 5, 2000 and attended a full session for March 12, 2001. A Case Management Conference in this matter is set to take place on May 14, 2001.

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

     Simple.com v. McAfee.com, Civil Action No. CV-00-20816 RMW, United States District Court, Northern District of California, San Jose Division. On August 1, 2000, Simple.com ("Simple") filed a complaint against McAfee.com ("McAfee"), alleging that McAfee misappropriated Simple's trade secrets and infringed Simple's copyrights in certain software code. The complaint includes seven claims for relief: copyright infringement; breach of contract; misappropriation of trade secrets; statutory unfair competition under Cal. Bus. & Prof. Code
Section 17200; common-law unfair competition; conversion; and breach of the covenant of good faith and fair dealing. The complaint seeks preliminary and permanent injunctive relief preventing McAfee from; inter alia, using the information McAfee allegedly acquired from Simple. The complaint also seeks compensatory damages in an amount alleged to be not less than $18 million, plus interest. The complaint also seeks statutory, exemplary and punitive damages as well as recovery for unjust enrichment. McAfee answered the complaint on August 30, 2000, denying all the material allegations in the complaint and asserting affirmative defenses. The parties have served discovery requests on one another. By the Court's December 1, 2000 case management order, fact discovery is scheduled to close March 31, 2001, expert discovery is scheduled to close July 13, 2001, and the trial is scheduled for October 9, 2001.

                           NETWORKS ASSOCIATES, INC.

                                  (UNAUDITED)

10. SUBSEQUENT EVENTS

     The Company's board of directors authorized the reservation of an additional 5 million options for the 1997 Stock Incentive Plan. These additional options are subject to shareholder approval at the Company's 2001 annual meeting to be held May 24, 2001.

     On April 3, 2001 the Company entered into an employment agreement with Stephen C. Richards to become Executive Vice President and Chief Financial Officer ("CFO"). In accordance with the terms of the agreement, the Company will issue 50,000 shares of common stock to Stephen C. Richards. The price of the underlying shares is $0.01 per share. The fair value of the common stock was determined to be approximately $300,000.

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

     For the three months ended March 31, 2001, our infrastructure segment accounted for approximately $157.5 million in net revenue and a net operating loss of $57.1 million.

     In addition to our product groups, we also have one subsidiary that is an applications service provider, or ASP. McAfee.com, our publicly traded subsidiary, is a consumer applications service provider. For the three months ended March 31, 2001, McAfee.com accounted for approximately $12.8 million in net revenue and a net operating loss of $2.7 million.

MCAFEE

     McAfee's products and services provide solutions designed to enforce anti-virus policies and measure the performance of anti-virus activities. The McAfee product group consists of products and services that provide multi-layer anti-virus protection, management and reporting for desktops, servers, GroupWare, internet technologies, and wireless technologies. McAfee's anti-virus protection products include VirusScan for desktop protection, NetShield for file server protection, GroupShield for GroupWare protection, WebShield for internet gateway protection, and VirusScan Wireless for wireless technology protection. McAfee's anti-virus management and reporting products include Anti-Virus Informant and ePolicy Orchestrator, an anti-virus management and reporting tool designed specifically for the internet. McAfee's services are provided by McAfee's Anti-Virus Emergency Response Team (AVERT.) AVERT augments McAfee's product offerings by identifying new viruses and deploying anti-virus solutions to our customers. McAfee customers are primarily corporate customers, including customers in the managed service market (includes application service providers, ASPs, and managed service providers, MSPs.)

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

PGP SECURITY

     PGP Security's products help organizations worldwide secure their networks using firewall, encryption, intrusion detection, risk assessment and Virtual Private Network (VPN) technologies. PGP Security's products include E-Business Server, Gauntlet Firewall, CyberCop Scanner and e-ppliance. E-Business Server provides an encryption and data authentication solution designed to protect the integrity and security of the customers' data using self-decrypting archives for a wide range of server platforms and integrates with our customers' existing network architectures. Gauntlet Firewall delivers integrated anti-virus protection, a built-in standards-based VPN server, and spam and content filtering to assure broad protection. CyberCop Scanning tools deliver risk assessment solutions that continually scan networks for weak spots, enabling network administrators to prevent security breaches before they occur. PGP's e-ppliance, a web-based configuration tool, deploys the latest firewall technologies and continually administers anti-virus protection. PGP Security's vulnerability research team is known as COVERT, whose mission is to identify and resolve serious customer vulnerabilities before attackers are able to exploit them. PGP Security's customers include individuals, government agencies, financial institutions, and corporations, including e-businesses.

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

MCAFEE.COM

     Effective January 1, 1999, we contributed our consumer e-commerce business to our then wholly owned subsidiary, McAfee.com. In December 1999, McAfee.com completed its initial public offering in which it sold to the public approximately 7.2 million shares of its Class A common stock, entitled to one vote per share. As of March 31, 2001, we owned 36,000,000 shares of McAfee.com Class B common stock, entitled to three votes per share and representing approximately 81% of McAfee.com's outstanding common stock and 93% of its total voting power.

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

     In November 2000, McAfee.com expanded its home page and offerings to include, on a preview basis, its .NET initiative, a managed application service for small to medium sized businesses. Services available to these businesses on a preview basis,, include:

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

     Our existing license agreement with McAfee.com currently restricts McAfee.com's business to offering products and services incorporating our technology to consumers over the Internet. However, in March 2001, we entered into a reseller agreement permitting McAfee.com's resale of our products and service offerings to businesses over the Internet.

RESULTS OF OPERATIONS

     The following table sets forth, for the period's indicated, the percentage of net revenues represented by certain items in our statements of operations for the three months ended March 31, 2001 and 2000.

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Net revenue:
  Product...................................................   63%     77%
  Services and support......................................   37      23
                                                              ---     ---
          Total net revenue.................................  100     100
Cost of net revenue:
  Product...................................................   14      11
  Services and support......................................    6       4
                                                              ---     ---
          Total cost of net revenue.........................   20      15
Operating costs and expenses:
  Research and development..................................   23      19
  Marketing and sales.......................................   65      45
  General and administrative................................   18      10
  Amortization of intangibles...............................    9       7
                                                              ---     ---
          Total operating costs and expenses................  115      81
          Income (loss) from operations.....................  (35)      4
  Interest and other income and expense, net................    1       2
  Gain (loss) on investments, net...........................   --      19
                                                              ---     ---
          Income (loss) before provision for income taxes
            and minority interest...........................  (34)     25
Provision for income taxes (income tax benefit).............   (6)     12
                                                              ---     ---
          Net Income (loss) before minority interest........  (28)     13
Minority interest in consolidated subsidiaries..............   --       1
                                                              ---     ---
          Net income (loss).................................  (28)%    14%
                                                              ===     ===

     Net Revenue. Net revenue decreased 21% to $170.3 million from $214.5 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in net revenue is primarily due to growth in MSP and ASP services and support offerings for which revenue is recognized ratably over the service period, the reorganization of our European sales force around our product groups, in addition to our transition to a sell-through model during the first quarter of 2001. In December 2000, in light of the business decision by some of our distributors, including our largest distributor, to reduce inventory levels, and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model.

     Under our new business model, we have and continue to enter into amended distribution arrangements under which we permit our distributors to purchase software licenses at the time they fill customer orders and to pay for hardware and retail products only when these products are sold to the distributors' customers. In addition, we permit our distributors to make hardware and retail product returns at any time prior to the time they sell the products to their customers. This right of return is unconditional. After sale by the distributor to its customer, there will be no right of return from the distributor to us with respect to such product, unless we approve the return from the final customer to the distributor. Accordingly, due to this change in business practice, commencing on January 1, 2001, we recognize revenue on products when products are sold through by the distributor.

     Product revenue includes revenue from product licenses and hardware. Product revenue decreased 35% to $107.2 from $165.1 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in product revenue is primarily attributable to the reorganization of our European sales force around our product groups, in addition to our transition to the sell-through model, as described above.

     Services and support revenues include revenues from software support and maintenance contracts, education and consulting services, which are deferred and recognized over the related service period. Service revenues increased 28% to $63.1 million from $49.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of our installed customer base and the resulting renewal of support and maintenance contracts. In addition, we experienced growth in our MSP and ASP service offerings, including those offered by McAfee.com, during the fourth quarter of 2000 and the first quarter of 2001.

     Our future profitability and rate of growth, if any, will be directly affected by increased price competition, a maturing anti-virus market and an increasingly higher revenue base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders as well as expanding our customer base. If our renewal of existing orders or our pace of new customer orders slows, our net revenues and operating results would be adversely affected.

     International revenue accounted for approximately 33% and 39%, of net revenue for the three months ended March 31, 2001 and 2000, respectively. The decrease in international net revenue as a percentage of net revenue for the three months ended March 31, 2001 compared to the same period in 2000 was due to the reorganization of our European sales force around our product groups, under performance in sales operations, changes in sales management, a slow down due to softening market conditions, and continued weakness of the Euro. To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

     Cost of Net Revenue. Cost of net revenue increased 5% to $33.9 million from $32.2 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of net revenues was primarily due to a higher percentage of our revenues attributable to our lower margin products and services, such as hardware, consulting, and maintenance services in comparison to the same period in prior year.

     Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties, and with respect to hardware based Sniffer and E-ppliance products, computer platforms and other hardware components. There was no significant change in cost of product revenue which was $23.5 million from $23.7 million for the three months ended March 31, 2001 and 2000, respectively. As a percentage of net product revenue, cost of product revenue was 22% and 14% for the three months ended March 31, 2001 and 2000, respectively. Cost of product revenue increased as a percentage of product revenue for the three months ended March 31, 2001 compared to the same period in 2000 due to our lower margin products, such as hardware, making up a higher percentage of our product revenues.

     Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue increased 23% to $10.5 million from $8.5 million for the three months ended March 31, 2001 and 2000, respectively. Costs of services and support revenue increased due to the increase in services and support revenue. Cost of services and support revenue as a percentage of net services and support revenue was 17% for the three months ended March 31, 2001 and 2000.

     Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Excluding the effects of stock-based compensation of approximately $91,000 and $454,000 for the three months ended March 31, 2001 and 2000, respectively, research and development expenses decreased 3% to $39.9 million from $41.2 million for the three months ended March 31, 2001 and 2000, respectively. Research and development expenses decreased due to focused product development, discontinuance of certain development efforts, more efficient operations in our research and development groups, the relocation of personnel to lower cost offices and the conversion of temporary personnel into full time employees. As a percentage of net revenue, research and development expenses were 23% and 19% for the three months ended March 31, 2001 and 2000, respectively.

     We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

     Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of approximately $144,000 and $720,000 for the three months ended March 31, 2001 and 2000, respectively, marketing and sales expenses increased 15% to $110.0 million from $96.0 million for the three months ended March 31, 2001 and 2000, respectively. These increases were primarily due to continued investment in the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for McAfee.com. As a percentage of net revenue, marketing and sales expense was 65% and 45% for the three months ended March 31, 2001 and 2000, respectively. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

     General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. Excluding the effect of stock-based compensation of $1.4 million and $392,000 for the three months ended March 31, 2001 and 2000, respectively, general and administrative expenses increased 41% to $28.9 million from $20.5 million for the three months ended March 31, 2001 and 2000. The increase is primarily attributable to recruiting and hiring additional personnel, including senior management, legal fees and continued expansion of the information technology infrastructure to support business information systems. As a percentage of net revenues, general and administrative expenses were 18% and 10% for the three months ended March 31, 2001 and 2000, respectively.

STOCK-BASED COMPENSATION

     We expensed $1.7 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively. Stock-based compensation charges relate to the repricing of employee stock options and the issuance of McAfee.com stock options to our executives and employees, as well as non-recurring stock compensation charges related to primarily executive compensation. We do not expect to incur charges related to these McAfee.com option grants in the future. However, we do expect significant stock-based compensation charges related to repriced employee stock options.

     On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of our common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.2 million shares at $11.063 were vested and outstanding at March 31, 2001.

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 23 for discussion of certain factors that could affect future performance.

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," we incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $314,000 and $1.6 million was expensed in the three months ended March 31, 2001 and March 31, 2000, respectively.

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

     As a result of the introduction of this Interpretation, stock options repriced on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, we have and will continue to remeasure compensation cost for the repriced options until these options are exercised, cancelled, or forfeited without replacement. The first valuation period began with the effective date of the Interpretation which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of our common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28. When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In addition, variable plan accounting as described above, applied to options issued to employees of McAfee.com and myCIO.com as a replacement for Network Associates options which were subject to the repricing described above. As a result, we will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000. Because myCIO.com employees were reintegrated into our Infrastructure segment, we will record charges for McAfee.com and the Infrastructure segment.

     During the three months ended March 31, 2001, we did not incur charges to earnings related to options subject to variable plan accounting as our stock price was below the July 1, 2000 closing price of $20.375. As of March 31, 2001 Network Associates and McAfee.com had options, outstanding and subject to variable plan accounting, amounting to 4.3 million and 59,542, respectively. Depending on movements in the market value of our common stock, the accounting treatment may result in significant additional compensation charges in future periods.

     On January 3, 2001, our board of directors appointed George Samenuk as our chief executive officer and president. As part of this appointment, William Larson, former chief executive officer, and Prabhat Goyal, former chief financial officer, and Peter Watkins, former president and chief operating officer, became special advisors to Network Associates. Options held by Mr. Larson, Mr. Goyal, and Mr. Watkins continue to vest while they each serve one-year terms as special advisors. As a result, we recorded stock compensation charges of approximately $603,000 in the three months ended March 31, 2001.

     On January 3, 2001, we entered into an employment agreement with George Samenuk. In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. Our right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk's employment with the remaining 50% on the second year anniversary of Mr. Samenuk's employment. The fair value of the restricted stock was determined to be approximately $1.7 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on Mr. Samenuk's employment commencement date. In the three months ended March 31, 2001, we recognized $209,000 related to stock compensation associated with Mr. Samenuk's restricted stock.

     On January 3, 2001, our board of directors appointed George Samenuk as the company's chief executive officer. In January 2001, upon completion of the search for our CEO, we issued warrants to a retained executive search firm. The warrants, if exercised, can be exchanged for 166,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $530,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; expected life of 3 years; a dividend yield of 0; and expected volatility of 91%.

     Amortization of Intangibles. We expensed $15.8 million and $14.4 million of amortization related to intangibles in the three months ended March 31, 2001 and 2000, respectively. Intangibles consist of purchased goodwill and certain acquired technology. The increase in amortization was primarily a result of additions to goodwill related to McAfee.com's acquisitions during 2000.

     Interest and Other Income and Expense. Interest and other income and expense decreased to $1.4 million from $4.6 million for the three months ended March 31, 2001 and 2000, respectively. During the first quarter of 2001, we assessed the recoverability of the carrying value of our strategic investments. Factors we consider important which could trigger an impairment include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months. During the first quarter of 2001, we recorded a $5.0 million charge related to other than temporary declines in the value of certain of our strategic investments. Excluding the affects of the impairment charge described above, we earned $6.4 million and $4.6 million in interest and other income and expense, net for the three months ended March 31, 2001 and 2000, respectively. The increase in interest and other income and expense, net, excluding the impairment charge, increased from the three months ended March 31, 2000 compared to the same period in 2001, due to investing in available-for-sale securities at slightly higher interest rates.

     Gain (Loss) on Investments. In 2000, we recognized a total gain of $40.4 million on the sale of our venture and strategic investments, including a gain on the sale of shares of Network Associates Japan, amounting to $11.9 million.

     Provision for Income Taxes/Income Tax Benefit. Our income tax benefit was $10.4 million for the three months ended March 31, 2001, which was primarily attributable to current period net operating losses generated in various taxing jurisdictions. The provision for income taxes was $25.5 million for three months ended March 31, 2000 which was primarily attributable to federal income tax gains from the sale of investments and to income taxes payable in foreign jurisdictions.

     If we cease to own at least 80% of McAfee.com's outstanding common stock, we may be required to include in our consolidated federal taxable income an amount equal to the excess of the cumulative McAfee.com net operating losses deducted in our prior year consolidated tax returns over our tax basis in McAfee.com. As of March 31, 2001, there were excess cumulative net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had $298.4 million in cash and cash equivalents and $338.2 million in marketable securities, for a combined total of $636.6 million.

     Net cash provided by operating activities was $6.9 million and $32.8 million for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by operating activities for the three months ended March 31, 2001 consisted primarily of collections of accounts receivable, non-cash expenses incurred in the first quarter related to depreciation and amortization, an increase in our deferred revenue, interest on our convertible notes and the impairment of our strategic investments. Cash provided by these activities was offset by payments made on our accounts payable and other accrued liabilities during the first quarter of 2001, in addition to an increase in our deferred tax balance. Net cash provided by operating activities for the three months ended March 31, 2000 consisted primarily of increases in our accounts payable and accrued liabilities balances and collections of accounts receivable, as well as non-cash expenses incurred in the first quarter of 2000 related to depreciation and amortization, interest on our convertible notes, and an increase in our deferred revenue balance. Cash provided by these activities was offset by the gain on the sale of our investments in Goto.com and Network Associates, Japan, an increase in prepaid expenses, taxes and other and an increase in our deferred tax balance.

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

     Net cash provided by investing activities was $67.4 million and $50.6 million for the three months ended March 31, 2001 and 2000, respectively, primarily reflecting proceeds from the sale of marketable securities. In the three months ended March 31, 2000, we obtained proceeds of $36.8 million and $11.9 million from our sale of Goto.com shares and the sale of less than 5% of the shares of our Japanese subsidiary, Network Associates Japan, respectively.

     Net cash used in financing activities was $49.7 million and $8.8 million for the three months ended March 31, 2001 and 2000. Cash used in financing activities in the three months ended March 31, 2001 was primarily attributable to settling the remaining put options which resulted in purchasing 2,000,000 shares of our stock for approximately $53.8 million. Cash used in financing activities in the three months ended March 31, 2000 was primarily attributable to repurchases of our common stock as authorized by our Board of Directors. (See
Note 3.)

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

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposures related to nondollar-denominated sales and operating expenses in Japan, Canada, Australia, Europe, Latin America, and Asia. We have recently expanded our business activities in Europe. As a result, we expect to see an increase in exposures related to nondollar-denominated sales in several European currencies. At the present time, we hedge only those currency

---------------

* This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 23 for discussion of certain factors that could affect future performance.

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

     We also maintain minority investments in non-publicly traded companies. These investments amounting to $5.6 million are carried at cost less reductions for other-than-temporary impairments. Reasons for reductions for other-than-temporary impairments include but are not limited to, decline in value as if the related company would have insufficient cash flow to operate for the next twelve months.

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

     We do not maintain a significant level of backlog. As a result, product revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. Historically, we have experienced a trend toward higher order receipt, and therefore a higher percentage of revenue shipments, toward the end of the last month of a quarter. This trend makes predicting revenues more difficult. Under our recently adopted sell-through model for sales to distributors, we do not invoice the distributor or recognize revenue until products or services are sold through our distributors to their customers. Under the sell-through model, it is essential that we gather sales information from our distributors to accurately record our financial results for a particular quarter in a timely manner. The timing of closing larger orders sold directly to end-users of our products increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

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

     In December 2000, in light of the decision by some of our distributors, including our largest distributor, to reduce inventory levels and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model. Subject to certain limitations, we agreed to accept requests from certain distributors to return inventory over and above permitted contractual levels. Under our new business model, we entered into amended distribution arrangements under which we permit our distributors to purchase software licenses at the time they fill customer orders and to pay for hardware and retail products only when these products are sold to the distributors' customers. In addition, we permit our distributors to make hardware and retail product returns at any time prior to the time they sell the products to their customers. This right of return is unconditional. After sale by the distributor to its customer, there will be no right of return from the distributor to us with respect to such product, unless we approve the return from the final customer to the distributor. Accordingly, due to this change in business practice, commencing on January 1, 2001, we recognized revenue on products when products are sold through by the distributor.

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

     Some of our distributors are experiencing financial difficulties worldwide, which may adversely impact our collection of accounts receivable. We regularly review the collectibility and credit worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectable accounts could exceed our current or future allowance for doubtful accounts, which would adversely impact our operating results.

WE FACE RISK ASSOCIATED WITH EMPLOYEE RETENTION AND NEW EMPLOYEE ASSIMILATION

     Many of our employees are located in areas and have skills in fields where there is high worker mobility and work force turnover. The departure of a large number of our employees or a meaningful number of key non-executive employees could have a material adverse impact on many facets of our business, including our ability to develop new products, upgrade existing products, sell our products and provide adequate internal infrastructure. After April 22, 2000, the end of the 12-month lock-up period for options repriced in April 1999, we experienced a larger than normal level of employee departures as many of these employees elected to terminate their employment with us. We anticipate that we will continue to have difficulties in retaining employees because many of our employees hold options to purchase our stock at prices significantly above the current market price for our stock.

     We hired a significant number of new employees in 2000 and we may continue to add new employees to fill positions vacated by departing employees and to expand our business. We will face challenges in attracting and assimilating qualified new employees, in particular, in key international markets, such as Japan, the United Kingdom, Germany and other regions. We expect that there may be reduced levels of productivity as these individuals are trained and otherwise adapt to our organization. We also may experience employee retention and assimilation issues in connection with the integration of our myCIO.com service offerings into our key offerings and in connection with our recent decision to postpone indefinitely any public offering in Japan of our Network Associates Japan subsidiary.

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

     We have spent a significant portion of our total marketing efforts and advertising spending building awareness of the Network Associates name. Our marketing efforts and advertising spending have been focused on building brand awareness at the product group and subsidiary level, rather than at the Network Associates corporate level. This has created and could continue to create confusion in the marketplace and in the investor community if people are unclear about the relationships between Network Associates and our product groups and our McAfee.com subsidiary. These groups and subsidiaries also have potentially confusing names and products. For example, our online consumer anti-virus products, our retail and corporate anti-virus products and our hosted anti-virus products to date have been marketed and sold, respectively, by our publicly traded McAfee.com subsidiary, our retail division which is called McAfee Retail and our McAfee product group.

OUR REVENUES MAY BE ADVERSELY IMPACTED BY OUR SHIFT TO A TWO-YEAR SUBSCRIPTION LICENSE THAT INCLUDES ONLY ONE-YEAR OF MAINTENANCE

     Historically, our two-year subscription license included two years of maintenance. However, in 2001, we introduced two-year subscription licenses that include the first year of maintenance. During the first year of the subscription license, the customer has the option to purchase the second year of maintenance. We believe this new offering allows the customer greater flexibility in selecting the appropriate level of maintenance support. However, if customers delay the purchase of their second year of maintenance support, this could adversely affect our near term revenue and cash flows.

OUR STOCK PRICE HAS BEEN VOLATILE AND IS LIKELY TO REMAIN VOLATILE

     During 2000, our stock price was extremely volatile and ranged from a per-share high of $36.69 to low of $4.13. On May 10, 2001, the per share closing price for our common stock was $12.36. Announcements, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has often been instituted. A number of putative class actions were brought against our officers, directors and us. See Note 9, Notes to the Condensed Consolidated Financial Statements. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

WE EXPECT SIGNIFICANT STOCK-BASED COMPENSATION CHARGES RELATED TO REPRICED
OPTIONS

     In light of the decline in our stock price at the time and in an effort to retain our employee base, on April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of our common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.2 million shares at $11.063 were vested and outstanding at March 31, 2001.

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," we incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $314,000 and $1.6 million was expensed in the three months ended March 31, 2001 and 2000, respectively.

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

     As a result of the introduction of this Interpretation, stock options repriced by us on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, we have and will continue to remeasure compensation cost for the repriced options until these options are exercised, cancelled, or forfeited without replacement. The first valuation period began with the effective date of the Interpretation which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of our common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28. When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of the our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

     In addition, variable plan accounting as described above, applied to options issued to employees of McAfee.com and myCIO.com as a replacement for Network Associates options which were subject to the repricing described above. As a result, we will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000. Because myCIO.com employees were reintegrated into our Infrastructure segment, we will record charges for McAfee.com and the Infrastructure segment.

     As a result, during the three months ended March 31, 2001, we did not incur charges to earnings related to options subject to variable plan accounting as our stock price was below the July 1, 2000 closing price of $20.375. As of March 31, 2001 our Infrastructure segment and McAfee.com had options, outstanding and subject to variable plan accounting, amounting to 4.3 million and 59,542, respectively. Depending on movements in the market value of our common stock, the accounting treatment may result in significant additional compensation charges in future periods.

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT CHANGES IN SENIOR MANAGEMENT

     On January 3, 2001, our board of directors appointed George Samenuk as our chief executive officer and president. Mr. Samenuk was also named chairman of our Board of Directors. As part of this appointment, William Larson, our former chairman of the board of directors and chief executive officer, and Prabhat Goyal, our former chief financial officer, left their former positions. In addition, Peter Watkins, our former president and chief operating officer, left his former position on December 31, 2000. On April 4, 2001, Stephen C. Richards was hired as our new executive vice president and chief financial officer. On April 9, 2001, Zachary Nelson, the former CEO of myCIO.com, became our chief strategy officer and Ang Miah Boon, was named vice president and managing director for our Asia-Pacific operations.

     These changes in executive management may be disruptive to our business and may result in the departure of existing employees and/or customers. It may take significant time to locate, retain and integrate qualified management personnel. It may take significant time to integrate recently hired senior management personnel, who may ultimately be unable to effectively work together.

OUR MANAGEMENT AND TECHNICAL PERSONNEL ARE CRITICAL TO OUR BUSINESS, THESE INDIVIDUALS MAY NOT REMAIN WITH US IN THE FUTURE

     We rely, and will continue to rely, on a number of key technical and management employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, our employees are generally not otherwise subject to employment agreements or to non-competition covenants. If any of our key employees leave, our business, results of operations and financial condition could suffer. Furthermore, we do not maintain life insurance policies on our key employees.

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

     - Magic Solutions and TIS in April 1998;

     - Network General, PGP and Helix Software in December 1997;

     - Cinco Networks in August 1997;

     - Vycor Corporation in February 1996; and

     - Saber Software in August 1995.

     We have also completed a number of smaller acquisitions and acquired a number of our international distributors. In 2000, we continued making strategic minority investments in pre-public companies with complementary products, services and technologies. As of March 31, 2001, the minority venture investments we continue to hold totaled $5.6 million valued at cost less reductions for other than temporary impairments. In the first quarter of 2001, we recorded a $5.0 million impairment charge in connection with these investments.

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

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT

     In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we will experience significant charges related to the amortization of purchased technology and goodwill. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings. For the three months ended March 31, 2001, our amortization expense related to purchased technology and goodwill was $15.8 million.

WE MAY BE REQUIRED TO USE A LARGE PORTION OF OUR CASH BALANCES, OR ISSUE A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, IF OUR DEBENTUREHOLDERS REQUIRE THAT WE REDEEM THEIR DEBENTURES IN FEBRUARY 2003

     On February 13, 1998, we issued zero coupon debentures, which have an aggregate face amount at maturity of $885.5 million and generated net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the debentures was $391.06 per $1,000 of face amount at maturity. At the option of the holder, we are required to redeem the debentures as of February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices equal to the initial issue price plus the accretion of the discount on the debentures to such dates (or $494.52, $625.35 and $790.79 per $1,000 of face amount at maturity, respectively). At our option, we may pay the aggregate redemption price in cash, shares of our common stock or a combination thereof. The number of shares of common stock required to be issued by us will be based on the fair value of our common stock at the time of any redemption. As of March 31, 2001, our aggregate cash and cash equivalents and long-term securities were approximately $637 million, including $76 million held by McAfee.com. Assuming that as of February 13, 2003 all debenture holders require that we redeem their debentures, we would be required to pay an aggregate redemption price in cash and/or shares of common stock equal to approximately $437.9 million.

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

     - reluctance by businesses and consumers to change their software purchasing behavior in favor of services hosted on our, or third party, servers; and

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

WE MAY EXPERIENCE HIGHER OVERALL REVENUE IN THE NEAR-TERM BUT LOWER FUTURE RECURRING REVENUE DUE TO EXPECTED INCREASED LEVELS OF PERPETUAL SALES

     We may experience an increase in the number of, and amount of, our net revenue attributable to our sale of perpetual software licenses and hardware. Under a perpetual license, a customer purchases the base-line software and subsequently acquires software upgrades and updates. In contrast, under a time-based license model, customers license the software, including upgrades and updates, for a specified period of time. At the end of the initial license period, the customer must renew their software time-based license to use our software. Sales of perpetual licenses typically result in significantly higher up-front revenue and lower recurring and future revenues as the sales price for upgrades and updates tends to be significantly lower than that of a perpetual license. Factors which may contribute to this increase in perpetual sales include greater sales of hardware-based Sniffer and E-ppliance products where software is bundled on to the hardware platform and a general customer preference for perpetual licenses. To offset potential reductions in future revenue, among other things, it will be incumbent upon us to introduce new software products for sale and we may elect to unbundle some of the products previously offered by us on a bundled subscription basis.

WE FACE RISKS RELATED TO RELATIONSHIP WITH MCAFEE.COM

     We have entered into various inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements with McAfee.com. At March 31, 2001, we owned 36.0 million shares of McAfee.com's Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. McAfee.com Class A common stock is entitled to one vote per share. At December 31, 2000, our McAfee.com holdings represented approximately 81% of McAfee.com's outstanding capital stock and approximately 93% of its total voting power.

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

WE FACE RISKS RELATED TO THE ALLOCATION OF OPPORTUNITIES WITH RESPECT TO PRODUCTS, CUSTOMERS AND TERRITORIES AMONG OUR PRODUCT GROUPS AND SUBSIDIARIES

     We are continuing to focus our business on our products, our customers and geographic territories. Our product groups are primarily product focused. Our McAfee.com subsidiary sells its products and services over the Internet to consumers and businesses. Network Associates Company, Ltd.("Network Associates Japan") is both geographically and customer focused, selling Network Associates' products on a generally exclusive basis in Japan and to large Japanese business customers outside of Japan and acting as McAfee.com's reseller in Japan. Except as provided under our technology licensing agreements and arrangements, we do not currently have in place a policy to govern the pursuit or allocation of business opportunities between our subsidiaries and product groups. These and any future internal allocation of products, customers and territories could result in, among other things:

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

     - provide upgrades and updates to users frequently and at low cost; and

     - remain compatible with popular operating systems such as Windows 98, Windows 2000, Windows XP, Windows NT and NetWare, and develop products that are compatible with new or otherwise emerging operating systems.

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

     Our principal competitors in the help desk market are Computer Associates, FrontRange Solutions , Peregrine and Remedy.

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

     There has been substantial litigation regarding the intellectual property rights of technology companies. The increased issuance of software patents in recent years has led to and is likely to continue to lead to increased patent and intellectual property litigation in the software industry. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including patent infringement cases involving Hilgraeve. See Note 9, Notes to the Condensed Consolidated Financial Statements. We may also be subject to litigation in connection with our advertising and marketing programs. Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS AND OTHER INHERENT RISKS RELATED TO DOING BUSINESS IN FOREIGN COUNTRIES

     For the three months ended March 31, 2001 and 2000, net revenue from international sales represented approximately 33%, and 39%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Information with respect to this item is incorporated by reference to Note 9 of the Notes to the Condensed Consolidated Financial Statements included herein on page 9 of this Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES:

     Nothing to report.

ITEM 3. DEFAULTS IN SECURITIES:

     Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The information required hereunder is incorporated by reference from our Proxy Statement filed on April 2, 2001, in connection with our annual meeting of stockholders to be held on May 24, 2001.

ITEM 5. OTHER INFORMATION:

     Nothing to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

     (b) On February 15, 2001, the Company filed an 8-K to publicly disclose statements made by Mr. George Samenuk at an investment conference on that date.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETWORKS ASSOCIATES, INC.

                                          /s/ STEPHEN C. RICHARDS
                                          --------------------------------------
                                          Name: Stephen C. Richards
                                          Title:Executive Vice President and
                                             Chief Financial Officer

Date: May 15, 2001

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
 4.6       Registration Rights Agreement, dated as of February 13,
           1998, by and between the Registrant and Morgan Stanley & Co.
           Incorporated.(10)...........................................

EXHIBIT                                                                  PAGE
  NO.                             EXHIBIT TITLE                          NO.
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
           Networks Associates, Inc. and Birk S. McCandless, LLC.(4)...
10.16      Lease dated November 22, 1996 by and between Birk S.
           McCandless, LLC and Informix Corporation for facility at
           3965 Freedom Circle, Santa Clara, California.(4)............

EXHIBIT                                                                  PAGE
  NO.                             EXHIBIT TITLE                          NO.
-------                           -------------                          ----
10.17      Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
           Compusul-Consultoria E Comercio De Informatica Ltda., and
           the stockholders of Compusul-Consultoria E Comercio De
           Informatica Ltda.(17).......................................
10.18*     1997 Stock Incentive Plan, as Amended.(17)..................
10.19*     Stock Option Plan for Outside Directors.(18)................
10.20*     2000 Nonstatutory Stock Option Plan.(27)....................
10.21*     Change in control agreement between the Company and Peter
           Watkins dated May 11, 1999.(25).............................
10.22*     Change in control agreement between the Company and William
           L. Larson dated May 11, 1999.(25)...........................
10.23*     Change in control agreement between the Company and Prabhat
           K. Goyal dated May 11, 1999.(25)............................
10.24*     Change in control agreement between the Company and Zachary
           Nelson, dated May 11, 1999.(25).............................
10.25      Corporate Management Services Agreement between the
           Registrant and McAfee.com Corporation, dated as of January
           1, 1999.(26)................................................
10.26      Technology Cross License Agreement between the Registrant
           and McAfee.com Corporation dated as of January 1,
           1999.(26)...................................................
10.27      Registration Rights Agreement between the Registrant and
           McAfee.com Corporation, dated as of January 1, 1999.(26)....
10.28      Asset Contribution and Receivables Settlement Agreement
           between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26).....................................
10.29      Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
           1999.(26)...................................................
10.30      Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999.(26)............................
10.31      Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
           1999.(26)...................................................
10.32      Joint Cooperation and Master Services Agreement between the
           Registrant and McAfee.com Corporation, dated as of January
           1, 1999.(26)................................................
10.33*     Employment Agreement between George Samenuk and Registrant, dated January 2, 2001.(27)..................................
10.34*     Agreement between the Registrant and William Larson, dated
           January 2, 2001.(27)........................................
10.35*     Agreement between the Registrant and Prabhat Goyal, dated
           January 2, 2001.(27)........................................
10.36*     Agreement between the Registrant and Peter Watkins, dated
           December 26, 2000.(27)......................................
10.37*     Agreement between Registrant and Zachary Nelson, dated
           January 1, 2001.............................................
10.38      Reseller agreements between Registrant and McAfee.com, dated
           March 30, 2001..............................................
10.39*     Employment Agreement between Stephen C. Richards and
           Registrant, dated April 3, 2001.............................

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

(27) Incorporated by reference from the registrant's report on form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001

 * Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.