Form 10-Q
period 2001-06-30
NETWORKS ASSOCIATES INC/
filed 2001-08-06
CIK 890801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to               .

Commission file number 0-20558

NETWORKS ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0316593 (IRS Employer Identification Number)

3965 Freedom Circle

Santa Clara, California 95054
(408) 988-3832
(Address and telephone number of principal executive offices)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      YES  ☒  NO  ☐

      137,374,939 shares of the registrant’s common stock, $0.01 par value, were outstanding as of June 30, 2001.

THIS DOCUMENT CONTAINS 47 PAGES.

THE EXHIBIT INDEX IS ON PAGE 44.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NETWORKS ASSOCIATES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.2

NETWORKS ASSOCIATES, INC.

FORM 10-Q, June 30, 2001

i

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(Unaudited)

ASSETS

	June 30,	December 31,
	2001	2000

Current assets:

Cash and cash equivalents	$358,387	$275,539

Short-term marketable securities	73,281	85,721

Accounts receivable, net	86,523	122,315

Prepaid expenses, income taxes and other current assets	39,278	50,346

Deferred taxes	104,644	86,771

Total current assets	662,113	620,692

Long-term marketable securities	218,904	332,893

Fixed assets, net	71,705	75,499

Deferred taxes	110,640	113,489

Intangibles and other assets	210,659	242,275

Total assets	$1,274,021	$1,384,848

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$21,360	$46,816

Accrued liabilities	224,910	225,317

Deferred revenue	183,292	151,566

Total current liabilities	429,562	423,699

Deferred taxes	6,500	7,971

Deferred revenue, less current portion	30,133	26,592

Convertible debentures	405,391	395,969

Other long-term debt and liabilities	427	899

Total liabilities	872,013	855,130
Contingencies (Note 8)

Minority interest	10,656	11,067
Common stock, $0.01 par value; Authorized: 300,000,000;
Issued: 139,328,528 shares at June 30, 2001 and December 31, 2000;

Outstanding: 137,374,939 shares at June 30, 2001 and 138,089,775 shares at December 31, 2000	1,393	1,381

Treasury stock, at cost: 1,953,589 shares at June 30, 2001 and 1,238,753 shares at December 31, 2000	(52,411)	(23,186)

Additional paid-in capital	689,694	685,423

Cumulative other comprehensive loss — unrealized gain (loss) on investments and foreign currency translation	(30,890)	(31,266)

Accumulated deficit	(216,434)	(113,701)

Total stockholders’ equity	391,352	518,651

Total liabilities, minority interest, and stockholders’ equity	$1,274,021	$1,384,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenue:

Product	$135,720	$174,336	$242,964	$339,448

Services and support	60,194	59,336	123,289	108,680

Total net revenue	195,914	233,672	366,253	448,128

Cost of net revenue:

Product	25,421	29,265	48,881	53,003

Services and support	13,109	8,810	23,562	17,315

Total cost of net revenue	38,530	38,075	72,443	70,318

Operating costs and expenses:

Research and development(1)	34,886	42,885	74,859	84,560

Marketing and sales(2)	106,903	99,658	217,037	196,423

General and administrative(3)	26,883	21,975	57,222	42,851

Amortization of intangibles	16,672	14,932	32,517	29,362

Total operating cost and expenses	185,344	179,450	381,635	353,196

Income (loss) from operations	(27,960)	16,147	(87,825)	24,614

Interest and other income and expense, net	3,168	5,967	9,530	10,569

Gain (loss) on investments, net	—	—	—	40,373

Write-down of strategic and other investments	(13,138)	—	(18,138)	—

Income (loss) before provision for income tax and minority interest	(37,930)	22,114	(96,433)	75,556

Provision for income taxes (income tax benefit)	(732)	11,928	(11,172)	37,468

Income (loss) before minority interest	(37,198)	10,186	(85,261)	38,088

Minority interest in loss of consolidated subsidiaries	19	1,213	721	2,336

Net income (loss)	$(37,179)	$11,399	$(84,540)	$40,424

Other comprehensive income (loss), net	$8,705	$(7,550)	$376	$(3,885)

Comprehensive income (loss)	$(28,474)	$3,849	$(84,164)	$36,539

Net income (loss) per share — basic	$(0.27)	$0.08	$(0.62)	$0.29

Shares used in per share calculation — basic	136,879	138,072	137,010	138,475

Net income (loss) per share — diluted	$(0.27)	$0.08	$(0.62)	$0.28

Shares used in per share calculation — diluted	136,879	142,238	137,010	143,272

(1)	Includes stock-based compensation charge of $107, $394, $198 and $848 for the three months and six months ended June 30, 2001 and 2000, respectively.

(2)	Includes stock-based compensation charge of $169, $625, $313 and $1,345 for the three months and six months ended June 30, 2001 and 2000, respectively.

(3)	Includes stock-based compensation charge of $931, $340, $2,352 and $732 for the three months and six months ended June 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(84,540)	$40,424

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, amortization and bad debt expense	50,052	46,111

Interest on convertible notes	9,422	8,983

Realized (gain) loss on investments	(3,876)	141

Write-down of strategic investments	18,138	—

Minority interest	(721)	(2,336)

Deferred taxes	(17,657)	(14,178)

Stock compensation charges	2,863	2,925

Gain on sale of Goto.com investment	—	(28,551)

Gain on sale of Network Associates Japan shares	—	(11,947)

Changes in assets and liabilities:

Accounts receivable	34,168	(8,889)

Prepaid expenses, income taxes and other	7,938	(21,002)

Accounts payable and accrued liabilities	(23,120)	34,952

Deferred revenue	38,367	20,174

Net cash provided by operating activities	31,124	66,807

Cash flows from investing activities:

Purchase of marketable securities	(300,052)	(247,969)

Proceeds from sale of marketable securities	421,698	254,111

Purchase of investments	—	(17,650)

Proceeds from sale of Goto.com investment	—	36,750

Purchase of shares in Network Associates Japan	(10,655)	—

Proceeds from sale of Network Associates Japan shares	—	11,947

Acquisitions by subsidiary	—	(1,959)

Additions to fixed assets	(13,435)	(30,128)

Net cash provided by investing activities	97,556	5,102

Cash flows from financing activities:

Repayment of notes payable	—	(67)

Proceeds from issuance of stocks from option plan and stock purchase plans	8,842	14,768

Repurchase of common stock	(53,800)	(62,859)

Other	(779)	1,606

Proceeds from sale of put options	—	13,890

Net cash used in financing activities	(45,737)	(32,662)

Effect of exchange rate fluctuations	(95)	(31,868)

Net increase in cash and cash equivalents	82,848	7,379

Cash and cash equivalents at beginning of period	275,539	316,784

Cash and cash equivalents at end of period	$358,387	$324,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  1. Basis of Presentation

      The unaudited, condensed consolidated financial statements have been prepared by Networks Associates, Inc. (the “Company”) without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited, condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company has two reportable segments consisting of computer security and management software, and managed security and availability application services to business users on the Internet (“Infrastructure”) and consumer PC security and management software on the Internet (“McAfee.com”).

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements as of and for the year ended December 31, 2000, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Certain reclassifications have been made to the 2000 consolidated condensed financial statements and related notes to conform to the 2001 presentation.

  2. Business Segment Information

      In 2000, the Company established a subsidiary, McAfee.com, as a separate business entity. The Company evaluated its product segments in 2001 and concluded that its reportable segments were Infrastructure and McAfee.com. Management measures profitability for its business based on these two segments.

      The Infrastructure segment consists of anti-virus, network management, security and help desk software. These products are marketed and sold through a direct sales force to distributors, retailers, and end users world-wide. In addition, the Infrastructure segment includes managed security and availability applications services on the Internet.

      The McAfee.com segment is a one-stop destination for consumer PC security and management needs on the Internet. The McAfee.com web site provides a suite of online products and services personalized for the user based on the user’s PC configuration, attached peripherals and resident software.

      Summarized pre-tax financial information concerning the Company’s reportable segments is provided as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Infrastructure:

Net revenues	$181,505	$221,765	$339,028	$425,963

Segment operating income (loss)	(27,321)	24,041	(84,468)	40,438

McAfee.com:

Net revenues	14,409	11,907	27,225	22,165

Segment operating loss	(639)	(7,894)	(3,357)	(15,824)

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30,	December 31,
	2001	2000

Infrastructure:

Total assets	$1,173,635	$1,286,716

McAfee.com:

Total assets	100,386	98,132

  3. Stock Option Repricing, Stock Based Charges and Stock Repurchase Plan

      On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company’s common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.1 million shares at $11.063 were vested and outstanding at June 30, 2001.

      In accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” the Company incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $368,000 and $682,000 was expensed in the three months and six months ended June 30, 2001, respectively.

      In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25” (“Interpretation”). Among other issues, this Interpretation clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This guidance was effective as of July 1, 2000.

      As a result of the introduction of this Interpretation, stock options repriced by the Company on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, the Company has and will continue to remeasure compensation cost for the repriced options until these options are exercised, cancelled, or forfeited without replacement. The first valuation period began with the effective date of the Interpretation which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company’s common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28. When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of the Company’s common stock, this accounting treatment may result in significant additional compensation charges in future periods.

      In addition, variable plan accounting as described above, applied to options issued to employees of McAfee.com and myCIO.com as a replacement for Company options which were subject to the repricing described above. As a result, the Company will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000.

      During the three months and six months ended June 30, 2001, the Company did not incur charges to earnings related to options subject to variable plan accounting as the Company’s stock price was below

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

$20.375. As of June 30, 2001 the Company and McAfee.com had options to purchase 3.8 million and 59,650 shares, respectively, which were outstanding and subject to variable plan accounting. Depending on movements in the market value of the Company’s common stock, the accounting treatment may result in significant additional compensation charges in future periods.

      On January 3, 2001, the Company’s board of directors appointed George Samenuk as the Company’s chief executive officer and president. Effective January 1 and 2, 2001, William Larson, former chief executive officer, Prabhat Goyal, former chief financial officer, and Peter Watkins, former president and chief operating offer, became special advisors to the Company. Options held by Mr. Larson, Mr. Goyal, and Mr. Watkins continue to vest while they each serve one-year terms as special advisors to the Company. As a result, the Company recorded a one-time stock compensation charge in the three months ended March 31, 2001 amounting to approximately $603,000.

      On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become the Company’s chief executive officer (“CEO”). In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk’s employment with the Company with the remaining 50% on the second year anniversary of Mr. Samenuk’s employment with the Company. The fair value of the restricted stock was determined to be approximately $1.7 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of the Company’s common stock on Mr. Samenuk’s employment commencement date. In the three months and six months ended June 30, 2001, the Company recognized $209,000 and $418,000, respectively, related to stock compensation associated with Mr. Samenuk’s restricted stock.

      On April 3, 2001, the Company entered into an employment agreement with Stephen C. Richards to become executive vice president and chief financial officer (“CFO”). In accordance with the terms of the agreement, the Company issued 50,000 shares of stock to Mr. Richards for $0.01 per share. In the three months ended June 30, 2001, the Company recognized $350,000 related to stock compensation associated with the stock issued to Mr. Richards.

      In May 1999, the board of directors authorized the Company to repurchase up to $100 million of its common stock in the open market over a two-year period. In July 2000, the board of directors authorized the Company to repurchase additional common stock of up to $50 million in the open market over a two-year period. Through June 30, 2001, the Company repurchased 7.0 million shares of its common stock, including the repurchase of 2.0 million shares on February 2, 2001 relating to the settlement of the outstanding put options. Cash outlay, net of proceeds from put options described below, to June 30, 2001 is approximately $147.5 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.

      On August 3, 1999, February 16, 2000 and May 31, 2000, the Company sold “European style” put options for 3.0 million shares of the Company’s common stock as part of its stock repurchase plan. The strike prices for these put options were $20.00, $30.00 and $24.07, respectively. The Company received total proceeds of approximately $19.1 million from the sale. In August 2000, put options sold on August 2, 1999 for 1 million shares were exercised in the Company’s stock. The strike price for these put options was $20.00. In February 2001, the Company settled the remaining put options which resulted in the purchase of 2.0 million shares of the Company’s common stock for approximately $53.8 million.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  4. Stockholders’ Equity

  Stock Option Plans

      On January 24, 2001, the Company’s board of directors authorized the reservation of an additional 3.0 million options for the 2000 Nonstatutory Stock Option Plan.

      The Company’s board of directors authorized the reservation of an additional 5 million options for the 1997 Stock Incentive Plan. These additional options were approved at the Company’s 2001 annual meeting held May 24, 2001.

   Warrants

      In January 2001, upon completion of the search for the Company’s CEO, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $530,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; expected life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair market value of the warrants was included as stock compensation during the three months ended March 31, 2001 and included in general and administrative expenses in the accompanying financial statements.

      In April 2001, upon completion of the search for the Company’s CFO, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 66,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $4.50 per share. The warrants are immediately exercisable and expire in April 2004. The combined fair value of the warrants was determined to be approximately $280,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.27%; expected life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair market value of the warrants was included as stock compensation during the three months ended June 30, 2001 and included in general and administrative expenses in the accompanying financial statements.

  5. Recent Accounting Pronouncements

      In June 1998, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments — Deferral of the Effective date of SFAS Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until June 15, 2000. The Company has adopted SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. SFAS No. 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

      In July 2001, FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

      In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

      In June 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. The Company will adopt EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue No. 00-25 is not expected to have a material impact on the Company’s financial statements.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  6. Net Income (Loss) Per Share

      The reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator — Basic

Net income (loss)	$(37,179)	$11,399	$(84,540)	$40,424

Numerator — Diluted

Net income (loss)	$(37,179)	$11,399	$(84,540)	$40,424

Interest on convertible debentures(1)	—	—	—	—

	$(37,179)	$11,399	$(84,540)	$40,424

Denominator — Basic

Weighted average shares of common stock outstanding	137,229	138,072	137,360	138,475

Less: Weighted average shares of common stock subject to repurchase	(350)	—	(350)	—

Basic weighted average common shares outstanding	136,879	138,072	137,010	138,475

Denominator — Diluted

Basic weighted average common shares outstanding	136,879	138,072	137,010	138,475

Effective of dilutive securities:

Common stock options(2)	—	3,874	—	4,685

Put Options	—	292	—	112

Diluted weighted average shares	136,879	142,238	137,010	143,272

Net income (loss) per share — basic	$(0.27)	$0.08	$(0.62)	$0.29

Net income (loss) per share — diluted	$(0.27)	$0.08	$(0.62)	$0.28

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 7.6 million for the three months and six months ended June 30, 2001 and 2000.

(2)	At June 30, 2001 and 2000, 32.7 million and 18.5 million common stock options, respectively, were excluded from the determination of diluted net income per share as the effect of such options is anti-dilutive.

  7. Write-down of strategic and other investments

      The Company assesses the recoverability of the carrying value of its strategic investments on a regular basis. Factors the Company considers important which could trigger an impairment include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in market conditions. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $13.1 million and $18.1 million in the three and six months ended June 30, 2001, respectively.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

  8. Litigation

   General

      From time to time, the Company has been subject to litigation including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. The Company has recorded a liability related to these claims in accordance with generally accepted accounting principles.

      Because of the uncertainties related to the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates as appropriate. Pending or future litigation could be costly, could cause the diversion of management’s attention and could have a material adverse effect on the Company’s business, results of operations and financial condition.

   Securities Cases

      In Re Network Associates, Inc. Securities Litigation. On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against the Company and several of its officers in the United States District Court for the Northern District of California. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 19, 1999. Twenty-five similar actions asserting virtually identical allegations were filed by other plaintiffs. The Court consolidated these cases and an amended complaint was filed. Defendants filed a motion to dismiss on June 6, 2000. The Court granted in part and dismissed in part the motion to dismiss. The Court allowed only plaintiffs’ claims related to In-Process Research and Development to go forward and shortened the class period to April 6, 1999. Plaintiffs filed a First Amended Consolidated Complaint, and defendants filed an answer. In February 2001, the Company settled the class action. The amount of the settlement is $30 million and is being funded principally by the Company’s Directors and Officers insurance carriers. On May 21, 2001, the Court issued a Final Judgment approving the settlement agreement and dismissing with prejudice all claims asserted by the class. On June 19, 2001, a member of the class filed a Notice of Appeal in the District Court for Northern District of California, notifying the parties that he would appeal to the Ninth Circuit Court of Appeals to overturn the Court’s Final Judgment.

      On October 26, 2000, a new action, captioned The State Board of Administration of Florida v. Network Associates, Inc. et. al., Civil Action No. C-00-3981-WHA, naming the same defendants as the class-action, was filed in the Northern District of California by an opt-out plaintiff. The action had been coordinated with the class action for pretrial and trial proceedings. The parties have stipulated to dismissal of the action without prejudice and have entered into a tolling agreement with respect to the claims asserted by the State Board of Administration of Florida. In May 2001, the Company settled these claims.

      In Re Network Associates, Inc. Derivative Litigation. On May 12, 1999, a purported derivative action, captioned Dow Jones Investment Club v. Network Associates, Inc. et al., Civil Action No. CV-781854, was filed against nominal defendant the Company and certain of its officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges violations of Sections 25402 and 1507 of the California Corporations Code, breach of fiduciary duty, insider trading, gross negligence, and unjust enrichment. The complaint seeks unspecified damages. Two similar derivative actions have been filed by other plaintiffs in the Superior Court of California, County of Santa Clara, including Leighton v. Network Associates, Inc. et al., Civil Action No. CV-781947, and Katz v. Network Associates, Inc., et al., Civil Action No. CV-782194. The court ordered these three actions consolidated for pretrial and trial proceedings and

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

deemed the complaint filed in the Leighton action the operative complaint. Defendants’ demurrer to the operative complaint was sustained with leave to amend. A First Amended Complaint was filed by the plaintiffs. The Company and the individual defendants demurred to the First Amended Complaint. The demurrer was overruled, except with respect to the Sixth Cause of Action, which was sustained without leave to amend. The parties signed a Memorandum of Understanding settling the action and on June 18, 2001, the Court issued a Final Judgment approving the settlement agreement and dismissing with prejudice all claims asserted in the action.

      Gage v. Network Associates. A similar case, captioned Gage v. Network Associates, Inc., et al., Civil Action No. B C211552, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Sections 25400 et seq. of the California Corporations Code, Section 17200 of the California Business and Professions Code, and breach of fiduciary duty. The parties stipulated to transfer the action to Santa Clara County Superior Court where it is now pending under Civil Action No. CV-785715. The complaint was dismissed without prejudice. Gage filed a First Amended Complaint asserting claims in his individual capacity, which was dismissed without prejudice. Gage then filed a Second Amended Complaint. The individual defendants’ and the Company’s demurrer to the Second Amended Complaint was overruled in part, sustained in part with prejudice, and sustained in part without prejudice. Gage then filed a Third Amended Complaint. The individual defendants’ and the Company’s motion to Strike certain allegations of the Third Amended Complaint was granted. Gage has filed a Fourth Amended Complaint which defendants have answered. Discovery is currently ongoing. On June 7, 2001, all proceedings in the Gage action were stayed pending Gage’s Appeal of the Final Judgment in the federal class action to the Ninth Circuit Court of Appeals.

      Securities Lawsuits. Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. With one exception, the complaints assert claims against the Company, William Larson and Prabhat Goyal on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000; a single complaint asserts claims against the Company, William Larson, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper and Enzo Torresi on behalf of a putative class of persons who purchased and/or acquired the Company’s stock between October 16 and December 26, 2000. All of the complaints assert causes of action (and seek unspecified damages) for alleged violations of Exchange Act Section 10(b)/ SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaints allege that defendants made false and misleading statements about the Company’s anticipated financial results for the fourth fiscal quarter of 2000, and that the Company’s class period financial statements failed to comply with GAAP. Motions for appointment of lead plaintiff and for appointment of lead plaintiff’s counsel were filed on February 27, 2001. A motion for consolidation was also filed on that date. A hearing was held on May 8, 2001. A hearing was held on May 8, 2001. By Order dated June 5, 2001, the Court appointed Louisiana Teachers’ Retirement System of Louisiana (“Louisiana Teachers”) as lead plaintiff and approved Louisiana Teachers’ choice of lead counsel. The cases have all been consolidated and a consolidated amended complaint is scheduled to be filed on September 17, 2001.

      Derivative Lawsuit. On February 5, 2001, the Company was nominally sued in a derivative lawsuit filed in the Superior Court in Santa Clara County. The lawsuit, encaptioned Mean Ann Krim v. William L. Larson, et al., Case No. CV795734, asserts claims against William Larson, Peter Watkins, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper, Enzo Torresi, and others for breach of fiduciary duty, unjust enrichment and professional negligence against the accountants. In particular, the complaints allege that the defendants engaged in a course of conduct by which they improperly accounted for revenue from software license sales, and that, as a result of their actions, certain of the Company’s financial statements were false and misleading and not in compliance with GAAP. The complaint seeks an unspecified amount of damages. Nominal defendant the Company filed a demurrer to the complaint on May 21, 2001. A hearing on the

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

demurrer was held on June 29, 2001. To date, there has been no ruling from the Court on the demurrer. The Individual Defendants filed a Motion for Protective Order with respect to document discovery served by Plaintiff on June 21, 2001. The Company expects that a hearing will be held sometime in July 2001.

  Other Litigation

      Hilgraeve v. Network Associates. On September 15, 1997, the Company was named as a defendant in a patent infringement action filed by Hilgraeve Corporation (“Hilgraeve”) in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that the Company’s VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve’s action seeks injunctive relief and unspecified money damages. The District Court granted the Company’s motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of the Company on July 7, 1999. On August 2, 2000, the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. In an order dated on or about June 19, 2001, the Court denied the Company’s further summary judgment motion. The Court has set a trial date of January 3, 2002.

      Hilgraeve, Inc. and Hilgraeve Associates v. Network Associates. On October 10, 2000, Hilgraeve filed another complaint against the Company, also in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that the Company’s Webshield Proxy product infringes the same Hilgraeve patent in the first suit. Hilgraeve’s action seeks injunctive relief and unspecified money damages. The Court has stayed this action until at least June 12, 2001, pending the hearing on the Company’s summary judgment in the related matter that day, the parties have agreed that the stay will remain in effect at least until the trial of the related matter in January 2002 (see above).

      Foremost Systems v. Network Associates, No. CV 777301 (Santa Clara County). A former agent of the Company in India, Foremost Systems Pvt. Ltd., filed this action on October 14, 1998, in California State court and filed a Second Amended Complaint on February 18, 2000. The Company removed the action to the United States District Court, Northern District of California, San Jose Division. The Second Amended Complaint alleges that the Company wrongly terminated Foremost Systems in breach of their agency agreement and, in addition, contains counts for breach of oral contract, promissory estoppel, intentional and negligent misrepresentation, breach of fiduciary duty, tortious interference with contractual relations, unfair competition, and racketeering in violation of 18 U.S.C 1962 et seq. The parties held a preliminary mediation session in this matter on April 5, 2000 and attended a full session for March 12, 2001. A Case Management Conference in this matter is set to take place on October 1, 2001, and the parties are engaging in limited discovery.

      eSniff. On June 5, 2001, eSniff, Inc. (“eSniff”) filed a complaint in U.S. District Court for the District of Colorado, Case No. 01-D-1024, seeking a declaratory judgment that its use of the ESNIFF trade name and trademark does not infringe the Company’s to enter its SNIFFER mark. eSniff also requested that the court cancel the federal trademark registration for SNIFFER. However, eSniff incorrectly identified the proper parties to the action. On July 2, 2001, eSniff filed an amended complaint that names the Company and its wholly owned subsidiary, Networks Associates Technology, Inc. (“NATI”), as defendants. Neither the Company nor NATI has yet been served in this action.

      On June 13, 2001, the Company and NATI filed a complaint in U.S. District Court in the Northern District of California, Case No. 01-20537 PVT, against eSniff for trademark infringement, trademark dilution, and unfair competition under federal and California state law related to the use of the ESNIFF name and mark. The complaints seeks damages and injunctive relief against eSniff. On June 27, 2001, eSniff filed a motion to dismiss or, in the alternative, to stay or transfer the case in light of the pending Colorado action. The Company intends to oppose this motion.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

      Homenexus Inc. f/k/a HomeRun Network, Inc. v. DirectWeb, Inc., et al., No. 99-CV-2316 (CRW) (E.D. Pa.). In this action, filed in federal court in the Eastern District of Pennsylvania on May 5, 1999, plaintiff Homenexus alleges that DirectWeb successfully conspired with all defendants, including the Company and William Larson, to wrongly misappropriate plaintiff’s purported proprietary business plan and to deliberately infringe plaintiff’s purported trade dress in its alleged web-site. The complaint further alleges that all defendants conspired to commit, and did commit, the torts of conversion and unfair competition. Plaintiff filed an amended complaint on June 21, 2000, adding a new defendant, Riaz Karamali.

      Simple.com v. McAfee.com, Civil Action No. CV-00-20816 RMW, United States District Court, Northern District of California, San Jose Division. On August 1, 2000, Simple.com (“Simple”) filed a complaint against McAfee.com, alleging that McAfee.com misappropriated Simple’s trade secrets and infringed Simple’s copyrights in certain software code. The parties have entered into a settlement agreement and a stipulation of dismissal with prejudice has been filed.

9.  Other Comprehensive Income (Loss), Net

      Other comprehensive income (loss), net comprises the following: (in thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Gross change in unrealized gain (loss) on investments	$(330)	$(2,196)	$(4,467)	$31,860

Write down of available-for-sale strategic investments	8,638	—	8,638	—

Realized (gain)/loss on investments	—	16	(3,876)	141

Gain on sale of Goto.com investment	—	—	—	(28,551)

	8,308	(2,180)	295	3,450

Foreign currency translation gain (loss)	397	(5,370)	81	(7,335)

	$8,705	$(7,550)	$376	$(3,885)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

      This Report on Form 10-Q contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Risk Factors” and elsewhere in this Report on Form 10-Q.

Overview

      We are a leading supplier of network security and network management solutions. The majority of our revenue has historically been derived from our McAfee anti-virus product group and our Sniffer network availability and performance management product group. These two flagship product groups form the base from which the balance of our product groups have developed.

      In recent years, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, we strengthened our anti-virus lineup by adding complementary products in the firewall, intrusion detection, encryption, and virtual private networking categories. On the network management side, we built upon our Sniffer line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product lines. In order to more effectively market our products, we have combined complementary products into separate product groups, as follows:

•	McAfee, which primarily markets the McAfee Active Virus Defense product group;

•	Sniffer Technologies, which primarily markets the Sniffer Total Network Visibility product group;

•	PGP Security, which primarily markets the PGP Total Network Security product group; and

•	Magic Solutions, which primarily markets the Magic Total Support Desk product group.

      The four product groups represent our Infrastructure segment. Organization around our product groups is designed to allow us to, among other things, react faster to customers’ changing needs and better specialize our sales forces. Organization around product groups was completed in the first half of 2001. For the three months and six months ended June 30, 2001, our infrastructure segment accounted for approximately $181.5 million and $339.0 million in net revenue and a net operating loss of $27.3 million and $84.5 million, respectively.

      In addition to our product groups, we also have one publicly traded subsidiary, McAfee.com. McAfee.com is an applications service provider, or ASP, targeted at consumers and small to medium-sized businesses. For the three months and six months ended June 30, 2001, McAfee.com, which constitutes our second business segment, accounted for approximately $14.4 million and $27.2 million in net revenue and a net operating loss of approximately $639,000 and $3.4 million, respectively.

McAfee

      McAfee’s products and services provide solutions designed to enforce anti-virus policies and measure the performance of anti-virus activities. The McAfee product group consists of products and services that provide multi-layer anti-virus protection, management and reporting for desktops, servers, GroupWare, Internet technologies, and wireless technologies. McAfee’s services are provided by McAfee’s Anti-Virus Emergency

Response Team (AVERT). AVERT augments McAfee’s product offerings by identifying new viruses and deploying anti-virus solutions to our customers. McAfee customers are primarily corporate customers, including customers in the managed service market (such as, ASPs, and managed service providers, or MSPs.).

Sniffer Technologies

      Sniffer Technologies’ products and services provide customers with network and application management solutions designed to maximize network availability and performance. Sniffer Technologies’ products capture data, monitor network traffic and collect key network statistics for computer networks. Sniffer Technologies’ products are also designed to optimize network and application performance and increase network reliability by uncovering and analyzing network problems and recommending solutions to such problems, automatically and in real-time for mid-level and high-speed networks. Sniffer Technologies’ products also proactively monitor and diagnose network and application-level problems on complex, multi-segment networks from centralized locations as well as troubleshooting high-speed telecommunications and Internet service provider networks. Sniffer Technologies’ customers are primarily corporate customers, including customers in the managed service market.

PGP Security

      PGP Security’s products help organizations worldwide secure their networks using firewall, encryption, intrusion detection, risk assessment and Virtual Private Network or VPN technologies. PGP Security’s products include E-Business Server, Gauntlet Firewall, CyberCop Scanner and E-ppliance. E-Business Server provides an encryption and data authentication solution designed to protect the integrity and security of the customers’ data. Gauntlet Firewall delivers integrated anti-virus protection, a built-in standards-based VPN server, and spam and content filtering. CyberCop Scanning tools deliver risk assessment solutions that continually scan networks for weak spots, enabling network administrators to prevent security breaches before they occur. PGP’s E-ppliance, a web-based configuration tool, is designed to deploy the latest firewall technologies and continually administers anti-virus protection. PGP Security’s services are offered by its vulnerability research team known as COVERT. COVERT’s mission is to identify and resolve serious customer vulnerabilities before attackers are able to exploit them. PGP Security’s customers include individuals, government agencies, financial institutions and corporations, including e-businesses.

Magic Solutions

      Magic Solutions’ products provide customers with a set of tools to manage their customer support and problem management needs. Magic Solutions’ product group consists of products that promote information sharing, facilitate workflow, and improve service delivery. Magic Solutions’ products include the Magic Total Service Desk Suite, a 100% browser based service desk and problem management solution. In addition, Magic Solutions’ stand-alone products include Magic HelpDesk, Self Service Desk, Remote Desktop and Event Management. Magic Solutions’ customers are primarily corporations.

McAfee.com

      McAfee.com is a security ASP delivering security applications software and related services through an Internet browser. The McAfee.com applications allow users to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software patches and upgrades. McAfee.com also offers customers access to McAfee.com Personal Firewall, McAfee.com Wireless Security Center and McAfee.com Internet Privacy Service.

      Under the terms of our licensing agreement with McAfee.com, McAfee.com’s business has historically been targeted exclusively at consumers. We recently entered into a reseller agreement with McAfee.com allowing it to expand its product offerings with McAfee.com for Business. McAfee.com for Business is a new website serving the security needs for small and medium-sized businesses delivering managed applications services that allow businesses to provide anti-virus and firewall security for their desktop PCs.

      As of June 30, 2001, we owned 36,000,000 shares of McAfee.com Class B common stock, entitled to three votes per share and representing approximately 80% of McAfee.com’s outstanding common stock and 93% of its total voting power.

Change in Distributor Business Model

      We market a significant portion of our products to end-users through intermediaries, including distributors. In December 2000, in light of the business decision by some of our distributors, including our largest distributor, to reduce inventory levels, and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model.

      We entered into amended distribution arrangements under which we permit our distributors to purchase software licenses at the time they fill customer orders and to pay for hardware and retail products only when these products are sold to the distributors’ customers. In addition, we permit our distributors to make hardware and retail product returns at any time prior to the time they sell the products to their customers. This right of return is unconditional. After sale by the distributor to its customer, the distributor has no right to return products to us unless we approve the return from the final customer to the distributor. Under our new business model, we recognize revenue on products when products are sold through by the distributor to their customers.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items in our statements of operations for the three months ended June 30, 2001 and 2000.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net revenue:

Product	69.3%	74.6%	66.3%	75.7%

Services and support	30.7	25.4	33.7	24.3

Total net revenue	100.0	100.0	100.0	100.0

Cost of net revenue:

Product	13.0	12.5	13.3	11.8

Services and support	6.7	3.8	6.4	3.9

Total cost of net revenue	19.7	16.3	19.7	15.7

Operating costs and expenses:

Research and development	17.8	18.4	20.4	18.9

Marketing and sales	54.6	42.6	59.3	43.8

General and administrative	13.7	9.4	15.6	9.6

Amortization of intangibles	8.5	6.5	8.9	6.6

Total operating costs and expenses	94.6	76.9	104.2	78.9

Income (loss) from operations	(14.3)	6.8	(24.0)	5.4

Interest and other income and expense, net	1.6	2.6	2.6	2.4

Gain (loss) on investments, net	—	—	—	9.0

Write-down of strategic and other investments	(6.7)	—	(5.0)	—

Income (loss) before provision for income taxes	(19.4)	9.4	(26.3)	16.8

Provision for income taxes (income tax benefit)	(0.4)	5.1	(3.0)	8.4

Income (loss) before minority interest	(19.0)	4.3	(23.3)	8.4

Minority interest in consolidated subsidiaries loss	0.0	0.5	0.2	0.5

Net income (loss)	(19.0)%	4.8%	(23.1)%	8.9%

      Net Revenue. Net revenue decreased 16.2% to $195.9 million from $233.7 million for the three months ended June 30, 2001 and 2000, respectively. Net revenue decreased 18.3% to $366.3 million from $448.1 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in net revenue for the three and six months ended June 30, 2001 is primarily due to the relative increase in the amount of services, such as MSP and ASP, sold versus products, the former being recognized ratably over the period of the service contracts as compared to product sales which are generally recognized at the time of delivery.

      Product revenue includes revenue from product licenses and hardware. Product revenue decreased 22.2% to $135.7 million from $174.3 million for the three months ended June 30, 2001 and 2000, respectively. Product revenue decreased 28.4% to $243.0 million from $339.4 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in product revenue is primarily attributable to a change in our product and services mix, as discussed above.

      Services and support revenues include revenues from software support and maintenance contracts, and education and consulting services, which are deferred and recognized over the related service period. Service revenues increased 1.4% to $60.2 million from $59.3 million for the three months ended June 30, 2001 and 2000, respectively. Service revenues increased 13.4% to $123.3 million from $108.7 million for the six months ended June 30, 2001 and 2000, respectively. The increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of our installed customer base and the resulting renewal of support and maintenance contracts. In addition, we experienced growth in our MSP and ASP service offerings, including those offered by McAfee.com, during the fourth quarter of 2000 and the first two quarters of 2001.

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

      International revenues were approximately $69.1 million and $92.9 million in the three months ended June 30, 2001 and 2000, respectively, and approximately $125.4 million and $177.0 million for the six months ended June 30, 2001 and 2000, respectively. On a percentage of net revenue basis, international revenue accounted for approximately 35% and 40%, of net revenue for the three months ended June 30, 2001 and 2000, respectively and approximately 34% and 40% for the six months ended June 30, 2001 and 2000, respectively. The decrease in international net revenue as a percentage of net revenue for the three and six months ended June 30, 2001 compared to the same periods in 2000 was due to the reorganization of our European sales force around our product groups, under performance in sales operations, changes in sales management, a slow down due to softening market conditions, and continued weakness of the Euro. We have recently renewed our emphasis on the international markets as evidenced by European sales force reorganization and continued key management additions. In future periods, we expect international revenues to grow in nominal dollars and as a percentage of net revenue.*

      To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 25 for discussion of certain factors that could affect future performance.

      Cost of Net Revenue. Cost of net revenue increased 1.2% to $38.5 million from $38.1 million for the three months ended June 30, 2001 and 2000, respectively. Cost of net revenue increased 3.0% to $72.4 million from $70.3 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cost of net revenues was primarily due to a higher percentage of our revenues attributable to our lower margin products and services, such as hardware, consulting, and maintenance services in comparison to the same periods in the prior year.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties, and with respect to hardware based Sniffer and E-ppliance products, computer platforms and other hardware components. Cost of product revenue decreased 13.1% to $25.4 million from $29.3 million for the three months ended June 30, 2001 and 2000, respectively. Cost of product revenue decreased 7.8% to $48.9 million from $53.0 million for the six months ended June 30, 2001 and 2000, respectively. As a percentage of net product revenue, cost of product revenue was 18.7% and 16.8% for the three months ended June 30, 2001 and 2000, respectively. As a percentage of net product revenue, cost of product revenue was 20.1% and 15.6% for the six months ended June 30, 2001 and 2000, respectively. Cost of product revenue increased as a percentage of product revenue for the three and six months ended June 30, 2001 compared to the same periods in 2000 due to our lower margin products, such as hardware, making up a higher percentage of our product revenues.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue increased 48.8% to $13.1 million from $8.8 million for the three months ended June 30, 2001 and 2000, respectively. The cost of services and support revenue increased 36.1% to $23.6 million from $17.3 million for the six months ended June 30, 2001 and 2000, respectively. Costs of services and support revenue increased due to the increase in services and support revenue. Cost of services and support revenue as a percentage of net services and support revenue was 21.8% and 14.8% for the three months ended June 30, 2001 and 2000, respectively. Cost of services and support revenue as a percentage of net services and support revenue was 19.1% and 15.9% for the six months ended June 30, 2001 and 2000, respectively.

      Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Excluding the effects of stock-based compensation of approximately $107,000 and $394,000 for the three months ended June 30, 2001 and 2000, respectively, research and development expenses decreased 18% to $34.8 million from $42.5 million for the three months ended June 30, 2001 and 2000, respectively. Excluding the effects of stock-based compensation of approximately $198,000 and $848,000 for the six months ended June 30, 2001 and 2000, respectively, research and development expenses decreased 10.8% to $74.7 million from $83.7 million for the six months ended June 30, 2001 and 2000, respectively. Research and development expenses decreased due to focused product development, discontinuance of certain development efforts, more efficient operations in our research and development groups, the relocation of personnel to lower cost offices and the conversion of temporary personnel into full time employees. As a percentage of net revenue, research and development expenses were 17.8% and 18.4% for the three months ended June 30, 2001 and 2000, respectively. As a percentage of net revenue, research and development expenses were 20.4% and 18.9% for the six months ended June 30, 2001 and 2000, respectively. We anticipate that research and development expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

      We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 25 for discussion of certain factors that could affect future performance.

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of approximately $169,000 and $625,000 for the three months ended June 30, 2001 and 2000, respectively, marketing and sales expenses increased 7.8% to $106.7 million from $99.0 million for the three months ended June 30, 2001 and 2000, respectively. Excluding the effects of stock-based compensation of approximately $313,000 and $1.3 million for the six months ended June 30, 2001 and 2000, respectively, marketing and sales expenses increased 11.1% to $216.7 million from $195.1 million for the six months ended June 30, 2001 and 2000, respectively. These increases were primarily due to continued investment in the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for McAfee.com. As a percentage of net revenue, marketing and sales expense was 54.6% and 42.6% for the three months ended June 30, 2001 and 2000, respectively. As a percentage of net revenue, marketing and sales expense was 59.3% and 43.8% for the six months ended June 30, 2001 and 2000, respectively. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. Excluding the effect of stock-based compensation of $931,000 and $340,000 for the three months ended June 30, 2001 and 2000, respectively, general and administrative expenses increased 20.0% to $26.0 million from $21.6 million for the three months ended June 30, 2001 and 2000. Excluding the effect of stock-based compensation of $2.4 million and $732,000 for the six months ended June 30, 2001 and 2000, respectively, general and administrative expenses increased 30.3% to $54.9 million from $42.1 million for the six months ended June 30, 2001 and 2000. The increase is primarily attributable to recruiting and hiring additional personnel, including senior management, legal fees and continued expansion of the information technology infrastructure to support business information systems. As a percentage of net revenues, general and administrative expenses were 13.7% and 9.4% for the three months ended June 30, 2001 and 2000, respectively. As a percentage of net revenues, general and administrative expenses were 15.6% and 9.6% for the six months ended June 30, 2001 and 2000, respectively. We anticipate that general and administrative expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

      Amortization of Intangibles. We expensed $16.7 million and $14.9 million of amortization related to intangibles in the three months ended June 30, 2001 and 2000, respectively. We expensed $32.5 million and $29.4 million of amortization related to intangibles in the six months ended June 30, 2001 and 2000, respectively. Intangibles consist of purchased goodwill and certain acquired technology. The increase in amortization was primarily a result of additions to goodwill related to McAfee.com’s acquisitions during 2000. We periodically assess the carrying value of our intangible assets. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings. Such charges could have a material adverse effect on our results of operations and financial position.

      Interest and Other Income and Expense. Interest and other income and expense decreased to $3.2 million from $6.0 million for the three months ended June 30, 2001 and 2000, respectively. Interest and other income and expense decreased to $9.5 million from $10.6 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in interest and other income and expense, net, is due to lower average cash balances in the second quarter of 2001.

      Gain (Loss) on Investments. In 2000, we recognized a total gain of $40.4 million on the sale of our venture and strategic investments, including a gain on the sale of shares of Network Associates Japan, amounting to $11.9 million.

      Write-down of Strategic and Other Investments. During the first and second quarters of 2001, we assessed the recoverability of the carrying value of our strategic investments. Factors we consider important which could trigger an impairment include, but are not limited to, the likelihood that the related company

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 25 for discussion of certain factors that could affect future performance.

would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or operating model, and/or changes in market conditions. We recorded charges related to other than temporary declines in the value of certain strategic investments of $13.1 million and $18.1 million in the three and six months ended June 30, 2001, respectively. At June 30, 2001, the carrying value of our strategic investments was approximately $3.9 million.

      Provision for Income Taxes/ Income Tax Benefit. Our income tax benefit was approximately $732,000 and $11.2 million for the three and six months ended June 30, 2001, respectively, which was primarily attributable to current period net operating losses generated in various taxing jurisdictions. The provision for income taxes was $11.9 million and $37.5 million for three and six months ended June 30, 2000, respectively, which was primarily attributable to federal income tax gains from the sale of investments and to income taxes payable in foreign jurisdictions.

      If we cease to own at least 80% of McAfee.com’s outstanding common stock, we may be required to include in our consolidated federal taxable income an amount equal to the excess of the cumulative McAfee.com net operating losses deducted in our prior year consolidated tax returns over our tax basis in McAfee.com. As of June 30, 2001, there were excess cumulative net operating losses.

Stock-Based Compensation

      We expensed $1.2 million and $1.4 million for the three months ended June 30, 2001 and 2000, respectively. We expensed $2.9 million and $2.9 million for the six months ended June 30, 2001 and 2000, respectively. Stock-based compensation charges relate to the repricing of employee stock options and the issuance of McAfee.com stock options to our executives and employees, as well as non-recurring stock compensation charges related to primarily executive compensation. We do not expect to incur charges related to these McAfee.com option grants in the future. However, we do expect significant stock-based compensation charges related to repriced employee stock options.*

      On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of our common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.1 million shares at $11.063 were vested and outstanding at June 30, 2001.

      In accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” we incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $368,000 and $682,000 was expensed in the three and six months ended June 30, 2001, respectively.

      In March 2000, FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25” (“Interpretation”). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As of July 1, 2000, this guidance was effective.

      As a result of the introduction of this Interpretation, stock options repriced on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, we have and will continue to remeasure compensation cost for the repriced options until these options are exercised, cancelled, or forfeited without

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 25 for discussion of certain factors that could affect future performance.

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

      During the three and six months ended June 30, 2001, we did not incur charges to earnings related to options subject to variable plan accounting as our stock price was below $20.375. As of June 30, 2001, Network Associates and McAfee.com had options to purchase 3.8 million and 59,650 shares, respectively, which were outstanding and subject to variable plan accounting. Depending on movements in the market value of our common stock, the accounting treatment may result in significant additional compensation charges in future periods.

      On January 3, 2001, our board of directors appointed George Samenuk as our chief executive officer and president. Effective January 1 and 2, 2001, William Larson, former chief executive officer, Prabhat Goyal, former chief financial officer, and Peter Watkins, former president and chief operating offer, became special advisors to Network Associates. Options held by Mr. Larson, Mr. Goyal, and Mr. Watkins continue to vest while they each serve one-year terms as special advisors. As a result, we recorded a one-time stock compensation charge in the three months ended March 31, 2001 amounting to approximately $603,000.

      On January 3, 2001, we entered into an employment agreement with George Samenuk to become the Company’s chief executive officer (“CEO”). In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and our right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk’s employment with the remaining 50% on the second year anniversary of Mr. Samenuk’s employment. The fair value of the restricted stock was determined to be approximately $1.7 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on Mr. Samenuk’s employment commencement date. In the three and six months ended June 30, 2001, we recognized $209,000 and $418,000 related to stock compensation associated with Mr. Samenuk’s restricted stock, respectively.

      On April 3, 2001, we entered into an employment agreement with Stephen C. Richards to become executive vice president and chief financial officer. In accordance with the terms of the agreement, we issued 50,000 shares of stock to Mr. Richards at $0.01 per share. In the three months ended June 30, 2001, we recognized $350,000 related to stock compensation associated with the stock issued to Mr. Richards.

      In January 2001, upon completion of the search for our CEO, we issued warrants to a retained executive search firm. The warrants, if exercised, can be exchanged for 166,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $530,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; expected life of 3 years; and expected volatility of 91%. The fair market value of the warrants was included as stock compensation during the three months ended March 31, 2001 and included in general and administrative expenses in the accompanying financial statements.

      In April 2001, upon completion of the search for our CFO, we issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 66,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $4.50 per share. The warrants are immediately exercisable and expire in April 2004. The combined fair value of the warrants was determined to be approximately $280,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.27%; expected life of 3 years; dividend yield of 0% and expected volatility of 91%. The fair market value of the warrants was included as stock compensation during the three months ended June 30, 2001 and included in general and administrative expenses in the accompanying financial statements.

Stock Repurchase Program

      In May 1999, the Board of Directors authorized the repurchase of up to $100 million of our common stock in the open market over a two-year period. In July 2000, the Board of Directors authorized the repurchase of additional common stock of up to $50 million in the open market over a two-year period. Through June 30, 2001, we repurchased 7.0 million shares of our common stock, including the repurchase of 2.0 million shares on February 2, 2001 relating to the settlement of the outstanding put options. Cash outlay, net of proceeds from put options described below, to June 30, 2001 is approximately $147.5 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other cash requirements.

      On August 3, 1999, February 16, 2000 and May 31, 2000, we sold “European style” put options for 3.0 million shares of our common stock as part of our stock repurchase plan. The strike prices for these put options were $20.00, $30.00 and $24.07, respectively. We received total proceeds of approximately $19.1 million from the sale. In August 2000, put options sold on August 2, 1999 for 1.0 million shares were exercised in our stock. The strike price for these put options was $20.00. In February 2001, we settled the remaining put options which resulted in the purchase of 2.0 million shares of our common stock for approximately $53.8 million.

Liquidity and Capital Resources

      At June 30, 2001, we had $358.4 million in cash and cash equivalents and $292.2 million in short and long-term marketable securities, for a combined total of $650.6 million.

      Net cash provided by operating activities was $31.1 million and $66.8 million for the six months ended June 30, 2001 and 2000, respectively. Net cash provided by operating activities for the six months ended June 30, 2001 consisted primarily of collections of accounts receivable and generation of net income on a cash basis after excluding the effects of non-cash items related to depreciation and amortization, an increase in our deferred revenue, interest on our convertible notes, an increase in our deferred tax balance and the write-down of our strategic investments. Cash provided by these activities was offset by payments made on our accounts payable and other accrued liabilities. Net cash provided by operating activities for the six months ended June 30, 2000 consisted primarily of increases in our accounts payable and accrued liabilities balances and collections of accounts receivable, as well as non-cash expenses incurred related to depreciation and amortization, interest on our convertible notes, and an increase in our deferred revenue balance. Cash provided by these activities was offset by the gain on the sale of our investments in Goto.com and Network Associates, Japan, an increase in prepaid expenses, taxes and other and an increase in our deferred tax balance.

      Our accounts receivable balance as a percentage of sales may increase due to our increased emphasis on server/ enterprise based sales and expanding international sales, both of which typically have longer payment terms. Additionally, our receivable collection has become more dependent on the longer payment cycle for VARs and system integrators. To address this increase in accounts receivable and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables and sell receivables. To the extent that our accounts receivable balance increases, we will be subject to greater general credit risks with respect thereto.

      Net cash provided by investing activities was $97.6 million and $5.1 million for the six months ended June 30, 2001 and 2000, respectively, primarily reflecting proceeds from the sale of marketable securities, net of the purchase of Network Associates Japan, Inc. shares and additional fixed asset purchases. In the three months ended June 30, 2000, we obtained proceeds of $36.8 million and $11.9 million from our sale of Goto.com shares and the sale of less than 5% of the shares of our Japanese subsidiary, Network Associates Japan, respectively.

      Net cash used in financing activities was $45.7 million and $32.7 million for the six months ended June 30, 2001 and 2000. Cash used in financing activities in the six months ended June 30, 2001 was primarily attributable to settling the remaining put options which resulted in purchasing 2 million shares of our stock for approximately $53.8 million. Cash used in financing activities in the six months ended June 30, 2000 was primarily attributable to repurchases of our common stock as authorized by our Board of Directors.

      As discussed below, in February 2003 we may be required to use a significant portion of our cash balances to redeem our outstanding zero coupon debentures.*

      We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.*

Financial Risk Management

      The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

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

      We also maintain minority investments in private and publicly-traded companies. These investments amounting to $3.9 million are carried at cost less reductions for other-than-temporary impairments. Reasons for reductions for other-than-temporary impairments include but are not limited to, decline in value as if the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance or business model, and changes in market conditions.

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 25 for discussion of certain factors that could affect future performance.

Convertible Debt

      On February 13, 1998, we issued zero coupon debentures, which have an aggregate face amount at maturity of $885.5 million and generated net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the debentures was $391.06 per $1,000 of principal amount at maturity. At the option of the holder, we are required to repurchase the debentures as of February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices equal to the initial issue price plus the accretion of the original issue discount on the debentures to such dates (or $494.52, $625.35 and $790.79 per $1,000 of principal amount at maturity, respectively). In the case of such a required repurchase, at our option, we may pay the aggregate repurchase price in cash, shares of our common stock or a combination of cash or common stock. The number of shares of common stock so issued by us would be based on the fair value of our common stock at the time of any required repurchase. On the same dates and at the same repurchase prices, we may at our option repurchase the outstanding debentures for cash. As of June 30, 2001, our aggregate cash and cash equivalents and marketable securities were approximately $650.6 million, including $80.3 million held by McAfee.com. Assuming that as of February 13, 2003 all debentures are repurchased the aggregate repurchase price would equal to approximately $437.9 million.

      In anticipation of any required or optional repurchase of the debentures, we may issue additional indebtedness to pay all or a portion of the repurchase price. This indebtedness may be issued in a greater amount than, or on terms less favorable than, the outstanding debentures.

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

Our Quarterly Financial Results Will Likely Fluctuate

      Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	volume, size and timing of new licenses and renewals of existing licenses;

•	our ability to timely and accurately obtain end-user sales information and information related to inventory levels from our distributors;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell;

•	the size and timing of our non-cash stock-based charges;

•	changes in product prices by us or our competitors;

•	trends in the computer industry and general economic conditions;

•	our ability to develop, market and sell our products;

•	current and future costs or charges related to acquisitions of technology or businesses;

•	fluctuations in our expenditure levels related to our efforts to expand our international sales organization;

•	our investment experience related to our strategic minority equity investments;

•	the components of our revenue, particularly that portion attributable to our ASP/ MSP subscription model, that is deferred;

•	the effectiveness of our channel strategy and our mix of direct and indirect revenues;

•	pressure on employee wages as competition for skilled employees increases; and

•	costs related to extraordinary events including litigation or any reductions in forces.

      Our business is impacted by seasonal trends and global or regional macroeconomic trends. For example, our net revenue is typically higher in the fourth quarter, as many customers complete annual budgetary cycles, and lower in the summer months when many businesses experience lower sales, particularly in the European market. Our European business has been adversely impacted in recent periods primarily because of the continued weakness of the Euro against the dollar. For some time, our business in Asia and Latin America has been adversely impacted by the adverse economic conditions there. Our business in the U.S. and elsewhere may be adversely impacted by customer concerns about weakening economic conditions and longer payment cycles associated with weak economic conditions.

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

      We market a significant portion of our products to end-users through intermediaries, such as distributors. We recognize revenue on products sold by our distributors when the distributor sells our products to their customers. To determine our business performance at any point in time or for any given period, we must timely and accurately gather sales information from our intermediaries’ information systems, at an increased cost to us. Our intermediaries’ information systems may be less accurate or reliable than our internal systems. The timing of closing larger orders sold directly to end-users of our products increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

Our customers may cancel or delay their purchases of our products, or it could take longer for us to sell our products.

      Our products may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business prospects or as a result of economic conditions in general. As a result of weakening economic conditions, the period of time necessary to sell our products may increase and we may be required to spend more on our sales efforts. Cancellations, delays, longer sales cycles and greater sales expenses could adversely affect our results of operations.

We sell our products through a limited number of distributors, who may not vigorously market our products or may have difficulty in timely paying for purchased products, and the loss of a significant distributor could interrupt the distribution of our products.

      Our distributors may sell other vendor’s products that are complementary to, or compete with, our products. While we encourage our distributors to focus on our products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

      Some of our distributors in the past have, and in the future may, experience financial difficulties worldwide, which may adversely impact our collection of accounts receivable. We regularly review the collectibility and credit worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectable accounts could exceed our current or future allowance for doubtful accounts, which would adversely impact our operating results.

      Substantially all of our indirect sales are made through a limited number of distributors. In addition, our agreements with distributors may be terminated by either party without cause. As a result, we may experience a significant interruption in the distribution of our products if one of our significant distributors terminates its distribution agreement. Such an interruption could have an adverse impact on our financial condition and results of operation.

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

      We hired a significant number of new employees in 2000 and the first six months of 2001 and we may continue to add new employees to fill positions vacated by departing employees and to expand our business. We will face challenges in attracting and assimilating qualified new employees, in particular, in key international markets, such as Japan, the United Kingdom, Germany and other regions. We expect that there may be reduced levels of productivity as these individuals are trained and otherwise adapt to our organization.

Pending or Future Litigation Could Have a Material Adverse Impact on Our Results of Operation and Financial Condition

      From time to time, we have been subject to litigation, including pending putative class action securities litigation against us, our directors and our officers and pending patent infringement claims. Pending or future litigation could result in substantial costs, could cause the diversion of management’s attention and resources and could have a material adverse effect on our business, results of operations and financial condition.

We Face Risks Related to Organizing Our Sales Effort into Product Groups

      To more effectively market our products, we have combined complementary products into separate product groups: McAfee, which markets the McAfee Active Virus Defense product group; Sniffer Technologies, which markets the Sniffer Total Network Visibility product line; PGP Security, which markets the PGP Total Network Security product group; and Magic Solutions, which markets the Magic Total Support Desk product group. This structure is intended to allow us to react faster to customers’ needs and to focus each product group’s sales force on selling their respective product line and the individual point products contained in those product groups. Our U.S. professional services organization is also organized around our product groups. However, our customers and potential customers may not respond to this structure and this structure may be unsuccessful due to, among other things:

•	uncertainty and customer dissatisfaction surrounding our shift in focus to our product group strategy, including uncertainty as to our level of support for our combined product groups, previously marketed as one line and integration of our various product groups and related products;

•	customer confusion or irritation related to multiple sales calls from different members of our sales forces;

•	a loss of potential cross selling opportunities and a lack of lead sharing between the separate product groups’ sales representatives who are primarily compensated for sales made by them of products within their respective product groups;

•	the possibility that our centralized general and administrative group may be unable to meet on a timely basis or at all each product group’s individualized infrastructure and support requirements; and

•	one or more of our product groups may lack sufficient qualified professional services personnel to support its products.

We Could Experience Customer and Market Confusion Due to Similarities in the Names Used By Our Product Groups and Subsidiaries

      Historically, we have spent a significant portion of our total marketing efforts and advertising spending building awareness of the Network Associates name. In more recent periods, our marketing efforts and advertising spending have been focused on building brand awareness at the product group and subsidiary level, rather than at the Network Associates corporate level. This has created and could continue to create confusion in the marketplace and in the investor community. People may be unclear about the relationships between Network Associates and our product groups and our subsidiaries, which often have potentially confusing names and products. For example, our online consumer anti-virus products, our retail and large corporate anti-virus products and our hosted anti-virus products to date have been marketed and sold, respectively, by our publicly traded McAfee.com subsidiary, our retail division which is called McAfee Retail and our McAfee product group.

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

Our Stock Price Has Been Volatile and is Likely to Remain Volatile

      During the 12-month period ended June 30, 2001, our stock price was extremely volatile ranging from a per-share high of $26.25 to low of $4.13. Announcements, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has often been instituted. A number of putative class actions were brought against our officers, directors and us. See Note 8, Notes to the Condensed Consolidated Financial Statements. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

We Expect Significant Stock-Based Compensation Charges

      We expect to incur stock-based compensation charges related to employee options repriced in April 1999. The size of these charges could be significant depending on movements in the market value of our common stock and, in some cases, the market value of McAfee.com common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our option repricing and the manner in which any charges in connection with the repriced options is determined. We may also incur additional stock based compensation charges related to executive compensation arrangements.

We Have Recently Experienced Significant Changes in Senior Management

      On January 3, 2001, our board of directors appointed George Samenuk as our chief executive officer and president. Mr. Samenuk was also subsequently named chairman of our board. On December 26, 2000, the Company announced that Peter Watkins would leave as president and chief operating officer effective December 31, 2000, and William Larson and Prabhat Goyal our then chief executive officer and chief financial officer, respectively, would leave their positions upon the appointment of the new chief executive officer. After leaving their positions Mssrs. Larson, Watkins and Goyal agreed to continue serving the Company as special advisors for one year. On April 4, 2001, Stephen C. Richards was hired as our new executive vice president and chief financial officer. On April 9, 2001, Zachary Nelson became our chief strategy officer and Ang Miah Boon, was named vice president and managing director for our Asia-Pacific operations. We are in the process of selecting a vice president and other key positions for our European operations.

      We intend to continue to add new members to senior management, particularly in the international market. Changes in management may be disruptive to our business and may result in the departure of existing employees and/ or customers. It may take significant time to locate, retain and integrate qualified management personnel. It may take significant time to integrate recently hired senior management personnel, who may ultimately be unable to effectively work together.

Our Management and Technical Personnel Are Critical to Our Business, These Individuals May Not Remain With Us in the Future

      Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. These individuals are not typically subject to an employment agreement or non-competition agreement. Competition for these employees is intense and is expected to remain so for the foreseeable future. We have seen upward pressure on wages as a result of this intense competition for employees, which could cause an increase in our operating expenses. We may not be successful in retaining our existing key personnel and in attracting and retaining the personnel we require, and our failure to retain and hire key employees could adversely affect our business and operating results. Additions of new, and departures of existing, employees, particularly in key positions, can be disruptive and can result in departures of existing employees, which could adversely affect our business.

Computer “Hackers” May Damage Our Products and Services

      Due to our high profile in the security software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various websites. A number of websites have been subject to denial of service attacks, where a web site is bombarded with information requests eventually causing the website to overload, which causes a delay or disruption of service. If successful, any of these events could damage a users’ computer systems. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses.

We Depend on Revenue From Our Flagship Anti-Virus and Sniffer Products

      We have historically derived a majority of our net revenues from our flagship McAfee anti-virus software products and Sniffer network fault and performance management products. These products are expected to continue to account for a significant portion of our net revenues for the foreseeable future. Because of this concentration of revenue, our business could be harmed by a decline in demand for, or in the prices of, these products as a result of competition, technological change, a change in our pricing model, inclusion of anti-virus or network management and analysis software as a standard part of hardware or operating system software or other software, or a maturation in the markets for these products.

We Face Risks Associated With Past and Future Transactions

      Our industry has experienced, and is expected to continue to experience, a significant amount of consolidation. As part of our growth strategy, we may buy or make investments in complementary companies, products and technologies. Since 1995, we have completed a large number of significant acquisitions involving both public and private companies including the acquisition of CyberMedia and Dr. Solomon in 1998 and

Network General and PGP in 1997. We and McAfee.com have also completed a number of smaller acquisitions and we have acquired a number of our international distributors.

      The integration of an acquired company or technology involves a complex, time consuming and expensive process. Following any acquisition, we must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices. In order to successfully integrate our completed and other potential acquisitions, we may need to, among other things, successfully:

•	attract and retain key management and other personnel;

•	integrate the acquired products into our product offerings both from engineering and sales and marketing perspective;

•	integrate and support preexisting supplier, distribution and customer relationships;

•	coordinate research and development efforts;

•	integrate sales forces; and

•	consolidate duplicate facilities.

      The difficulties of integrating an acquired company may be exacerbated by the geographic distance between the companies, the complexity of the technologies and operations being integrated, and the disparate corporate cultures being combined. Successful acquisitions may be more difficult to accomplish in the high technology industry than in other industries, and will require the dedication of our management resources. Management’s focus on the integration of operations may distract attention from our day-to-day business, and may disrupt key research and development, marketing or sales efforts. In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition.

      We have made a number of venture and minority investments in private and publicly-traded companies with complementary products, services and technologies. As of June 30, 2001, the minority venture investments we continue to hold totaled $3.9 million valued at cost less reductions for other than temporary impairments. The $3.9 million in minority venture investments include investments in public and private companies, amounting to $2.7 million and $1.2 million, respectively. We classify our investments in public companies in short-term marketable securities and classify our investments in private companies in other long-term assets. In the second quarter of 2001, we recorded a $13.1 million impairment charge in connection with these investments. For the six months ended 2001, we recorded a $18.1 impairment charge in connection with these investments. We plan to continue investing and may make acquisitions of other strategic investments in the future.

      Our available cash and securities may be used to buy or invest in companies or products, which could result in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of acquisition, which may result in a material adverse effect on us.

We Will Experience Significant Amortization Charges and Face the Risk of Future Non-Recurring Charges in the Event of Impairment

      In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we will experience significant charges related to the amortization of purchased technology and goodwill. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings. For the three and six months ended June 30, 2001, our amortization expense related to purchased technology and goodwill was $16.7 million and $32.5 million, respectively.

We May be Required to Use a Large Portion of Our Cash Balances, Issue a Significant Amount of Our Common Stock or Incur Additional Indebtedness in Connection With the Repurchase of Our Outstanding Debentures

      On February 13, 1998, we issued zero coupon debentures, which have an aggregate face amount at maturity of $885.5 million and generated net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the debentures was $391.06 per $1,000 of principal amount at maturity. At the option of the holder, we are required to repurchase the debentures as of February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices equal to the initial issue price plus the accretion of original issue discount on the debentures to such dates (or $494.52, $625.35 and $790.79 per $1,000 of principal amount at maturity, respectively). In the case of such a required repurchase, at our option, we may pay the aggregate repurchase price in cash, shares of our common stock or a combination of cash or common stock. The number of shares of common stock so issued by us would be based on the fair value of our common stock at the time of any required repurchase. On the same dates and at the same repurchase prices, we may at our option repurchase the outstanding debentures for cash. As of June 30, 2001, our aggregate cash and cash equivalents and marketable securities were approximately $650.6 million, including $80.3 million held by McAfee.com. Assuming that as of February 13, 2003 all debentures are repurchased, the aggregate repurchase price would equal to approximately $437.9 million.

      In anticipation of any required or optional repurchase of the debentures, we may issue additional indebtedness to pay all or a portion of the repurchase price. This indebtedness may be issued in a greater amount than, or on terms less favorable than, the outstanding debentures.

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

      Some of our hardware based products incorporate licensed software, such as operating system software. Our ability to successfully market these products depends on our ability to obtain reasonably priced licenses from third party software providers, as well as on our ability to successfully integrate our hardware and software with this third-party.

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

We Face Risks Related to Our Application Service Provider Strategy

      With our ASP or hosted products and services, customers “rent versus buy” the software. For example, McAfee.com is dedicated to updating, upgrading and managing PCs over the Internet for consumers and small to medium-sized businesses. This web-based model is a relatively new concept and there is a risk that our ASP products and services may fail to gain market acceptance. The growth, market acceptance and ultimate profitability of our ASP services is highly uncertain and subject to a number of factors, including:

•	our ability to successfully adapt existing products or develop new or enhanced products that operate in a fast, secure and reliable manner over the Internet;

•	increased expenditures associated with the creation of a new business or delivery platform, such as product development, marketing and technical and administrative support;

•	the introduction of new products by third party competitors;

•	potential unwillingness of customers to pay for ASP subscription based products and services and our ability to properly price our products and services to generate the greatest revenue opportunities;

•	our ability to cost effectively offer our ASP products and services;

•	reluctance by businesses and consumers to change their software purchasing behavior in favor of services hosted on our, or third party, servers; and

•	concerns of businesses and consumers about whether the Internet is fast, reliable and secure enough to deliver critical network security and availability services effectively.

      Our corporate ASP services were historically offered through our myCIO.com subsidiary. In the first quarter of 2001 we reintegrated the operations of myCIO.com with our own.

Our Managed Service Provider Strategy Exposes Us to Risks in Addition to Those Generally Experienced as an ASP

      We also make our hosted products and services available over the Internet in what we refer to as a managed environment. These MSP solutions differ from our ASP solutions, among other ways, in that our solutions are customized to service a specific customer’s needs and are monitored and updated by networking professionals for that customer. To successfully offer MSP services we must:

•	effectively monitor and customize each customer’s managed services;

•	attract and retain qualified networking professionals to manage customer accounts; and

•	effectively price our products and services to account for the higher costs associated with selling managed services.

      We also allow intermediaries, such as Internet Service Providers, to sell and host our products and services in a managed environment. This MSP reseller strategy exposes us to additional risks:

•	we must select, train and maintain qualified and financially stable MSP resellers;

•	it is more difficult for us to ensure customer satisfaction as we do not have direct customer contact and we rely on our resellers to timely and properly customize and administer our products and services;

•	we must develop and maintain mutually satisfactory revenue sharing arrangements with our MSP resellers; and

•	our MSP resellers may compete with our own MSP efforts.

We May Experience Higher Overall Revenue in the Near-Term But Lower Future Recurring Revenue Due to Possible Increased Levels of Perpetual Sales

      We may experience an increase in the number of, and amount of, our net revenue attributable to our sale of perpetual software licenses and hardware. Under a perpetual license, a customer purchases the base-line software and subsequently acquires software upgrades and updates. In contrast, under a time-based license model, customers license the software, including upgrades and updates, for a specified period of time. At the end of the initial license period, the customer must renew their software time-based license to use our software. Sales of perpetual licenses typically result in significantly higher up-front revenue and lower recurring and future revenues as the sales price for upgrades and updates tends to be significantly lower than that of a perpetual license. Factors which may contribute to this increase in perpetual sales include greater sales of hardware-based Sniffer and E-ppliance products where software is bundled onto the hardware platform and a general customer preference for perpetual licenses. To offset potential reductions in future revenue, among other things, it will be incumbent upon us to introduce new software products for sale and we may elect to unbundle some of the products previously offered by us on a bundled subscription basis.

We Face Risks Related to Relationship With McAfee.com

      We have entered into various inter-company arrangements. At June 30, 2001, we owned 36,000,000 shares of McAfee.com’s Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. McAfee.com Class A common stock is entitled to one vote per share. At June 30, 2001, our McAfee.com holdings represented approximately 80% of McAfee.com’s outstanding capital stock and approximately 93% of its total voting power.

      Pursuant to our cross license agreement with McAfee.com, we have licensed all our technology to McAfee.com for use in the markets specified below and McAfee.com has licensed its technology to us for our use outside of McAfee.com’s markets. Under our license and other agreements with McAfee.com, among other things:

•	Subject to the reseller agreement described below, McAfee.com has the exclusive right to use the licensed technology for providing single-user consumer licenses for our products and services sold over the Internet or for Internet-based products and licensing the technology to original equipment manufacturers for sale to individual consumers;

•	we are permitted to continue to sell our consumer products through non-online channels, such as traditional retail stores, however McAfee.com’s sales of online products and services could significantly reduce sales of these products;

•	we may not offer a product incorporating third party technology if those products are competitive with products offered by McAfee.com;

•	McAfee.com is required to pay us a license fee of 7% of net revenue derived from product sales that include the licensed technology;

•	the license agreement is perpetual and may only be terminated by us if McAfee.com fails to cure a material breach of the license within 30 days after we notify it of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination;

•	we are required to indemnify McAfee.com with respect to existing litigation related to the licensed technology to which we are a party;

•	generally, we are required to cause to be elected to the McAfee.com board of directors at least two independent directors, which term would exclude any serving Network Associates officer or director; and

•	if, without the prior approval of our continuing directors (being our current directors and directors approved or not objected to by our current directors), someone acquires 15% or more of our

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

      In March 2001, we entered into reseller agreements with McAfee.com. Under these agreements, McAfee.com may resell our products to business customers, except in Japan, and, in certain countries, we may sell McAfee.com products to OEMs and end-users directly or through ASPs.

We Must Adapt to the Rapidly Changing Business Environment Brought on by the Widespread Use of the Internet

      We utilize the Internet and depend on its functionality and reliability in many parts of our business, including sales, distribution and support of our products. There are still many uncertainties regarding many facets of the Internet, including reliability, security, access, tax, government regulation and cost. We also run the risk of not adapting to the latest changes in the Internet, which could affect our business operations. If continued growth of the Internet does not develop at the pace we expect, our operating results could be adversely affected.

Our Market is Characterized by Rapid Technological Change; We Face Risk Associated with Product Development

      The network security and management market is highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success will depend on our ability to:

•	offer a broad range of network security and management software products;

•	continue to enhance existing products and expand product offerings;

•	develop and introduce in a timely manner new products with technological advances;

•	respond promptly to new customer requirements;

•	comply with evolving industry standards without delays in compliance;

•	provide upgrades and updates to users frequently and at low cost; and

•	remain compatible with popular operating systems such as Windows 98, Windows 2000, Windows NT, and NetWare, and develop products that are compatible with new or otherwise emerging operating systems, including the anticipated introduction of Windows XP.

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

      Our product development efforts are impacted by the adoption or evolution of industry standards. For example, no uniform industry standard has developed in the market for encryption security products. As industry standards are adopted or evolve, we may have to modify existing products or develop and support new versions of existing products. In addition, if no industry standard develops, our products and our competitors’

products could be incompatible, which could prevent or delay overall development of the market for a particular product. If our products fail to comply with existing or evolving industry standards in a timely fashion, our business, results of operation and financial condition could be materially and adversely affected.

      Our long-term success depends on our ability to upgrade and update existing product offerings, modify and enhance acquired products and introduce new products which meet our customers’ needs. Future upgrades and updates may include additional functionality, respond to user problems or address compatibility problems with changing operating systems and environments. We believe that our ability to provide these upgrades and updates frequently and at low costs is key to our success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently to avoid obsolescence. Failure to release upgrades and updates could have a material adverse effect on our business, results of operations and financial condition. We may not be successful in these efforts. In addition, future changes in Windows 98, Windows 2000, Windows NT, NetWare or other popular operating systems, could cause compatibility problems with our products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of these future versions would delay or reduce demand for our future products which were designed to operate with these future operating systems. Our failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on our business, results of operation and financial condition.

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

We are Subject to Intense Competition in the Network Management and Security Markets and We Expect to Face Increased Competition in the Future

      The markets for our products are intensely competitive and we expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include:

•	performance;

•	functionality;

•	quality;

•	customer support;

•	breadth of product group;

•	frequency of upgrades and updates;

•	integration of products;

•	manageability of products;

•	brand name recognition;

•	reputation; and

•	price.

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

      Performance and quality of our anti-virus software products are measured by number and type of viruses detected, the speed at which the products run and ease of use. Our principal competitor in the anti-virus market services by our McAfee product groups and McAfee.com is the Peter Norton Group of Symantec. Trend Micro remains the strongest competitor in the Asian anti-virus market. Other competitors include numerous smaller companies and shareware authors that may in the future develop into stronger competitors or be consolidated into larger competitors.

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

      The failure to develop and maintain an effective professional services organization could have a material adverse effect on our business. To more effectively service our customers’ evolving needs, we intend to significantly expand and develop our worldwide professional services organization. We may not succeed in these efforts. Effectively expanding and developing our professional services organization will require that we hire and train more service professionals who must be continually trained and educated to ensure that they possess sufficient technical skills and product knowledge. The market for qualified professionals is intensely competitive, making hiring and retention difficult. We expect significant competition in this market from existing providers of professional services and future entrants. We must also properly price our services to attract customers, while maintaining sufficient margins for these services. We therefore expect that we will have lower profit margins on our service revenues. In addition, we reorganized our U.S. professional services organization, in part, to enable the professional services organization to become more specialized on individual products and product groups. As a result, a particular product group may have insufficient qualified personnel to perform its professional services needs as there will no longer be a “pool” of professional services personnel from which to draw. A product group’s lack of sufficient professional services personnel could lead to customer dissatisfaction, missed revenue opportunities and a loss of future business.

We Rely on the Continued Prominence of Microsoft Technology

      Although we intend to support other operating systems, our mission is to be the leading supplier of network security and management products for Windows NT/ Intel based networks. Sales of our products would be materially and adversely affected by market developments that are adverse to the Windows operating environments, including the failure of users and application developers to accept Windows NT. In addition, our ability to develop products using the Windows operating environments is dependent on our ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, including the anticipated introduction of Windows XP. We may not be able to gain the necessary access from Microsoft to its product development.

We May Fail to Support Operating Systems which Successfully Compete with Microsoft’s Technology, Including Competing Versions of the Unix Operating System

      We are expanding our product support to include the Unix operating system and the Linux operating system. Sales of our products could be materially and adversely impacted by our failure to support those versions of the Unix operating system or competing operating systems that receive broad market acceptance. The Unix system encompasses many separate operating systems of which we only support a few, including for example, Sun Microsystems’ Solaris Unix operating system.

We Must Effectively Manage Our Growth

      Our business has grown both internally and through acquisitions. This growth has placed, and any future growth would continue to place, a significant strain on our limited personnel, management and other resources. Our ability to manage any future growth, particularly with the anticipated expansion of our international business and our ASP businesses, and growth in distribution business, will require us to:

•	attract, train, retain, motivate and manage new employees successfully;

•	effectively integrate new employees into our operations; and

•	continue to improve our operational, financial, management and information systems and controls.

      If we continue to grow, our management systems currently in place may be inadequate or we may not be able to effectively manage this growth. We are currently investing in our Internet infrastructure in anticipation of expected growth from the Internet, which may fail to materialize.

We Rely Heavily on Our Intellectual Property Rights which Offer Only Limited Protection Against Potential Infringers; We May Face Litigation Related to Our Proprietary Technology and Rights

      Our success depends significantly upon our proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products. We do not typically obtain signed license agreements from our corporate, government and institutional customers who license products directly from us. Rather, we include an electronic version of a “shrink-wrap” license in all of our electronically distributed software and a printed license in the box for our products distributed through traditional distributors in order to protect our copyrights and trade secrets in those products. Since the licensee has not signed any of these licenses, many legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. The steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. For example, we are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us. Changing legal interpretations of liability for unauthorized use of our software, or lessened sensitivity by corporate, government or institutional users to avoiding infringement of intellectual property, could have a material adverse effect on our business, results of operations and financial condition.

      There has been substantial litigation regarding the intellectual property rights of technology companies. The increased issuance of software patents in recent years has led to and is likely to continue to lead to increased patent and intellectual property litigation in the software industry. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including patent infringement cases involving Hilgraeve. We may also be subject to litigation in connection with our advertising and marketing programs. Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

•	result in the loss of our proprietary rights;

•	subject us to significant liabilities, including monetary liabilities;

•	require us to seek licenses from third parties; or

•	prevent us from manufacturing or selling our products.

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

      In addition, as we may acquire a portion of software included in our products from third parties, our exposure to infringement actions may increase because we must rely upon such third parties as to the origin and ownership of any software being acquired. Similarly, exposure to infringement claims will increase to the extent that we employ or hire additional software engineers previously employed by competitors, notwithstanding measures taken by these competitors to protect their intellectual property. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights that we own. We may also be subject to litigation to defend against claimed infringement of the rights of others or determine the scope and validity of the proprietary rights of others. This litigation could be costly and cause diversion of management’s attention, either of which could have a material adverse effect on our business, results of operations and financial condition.

Our International Operations Subject Us to Foreign Currency Fluctuations and Other Inherent Risks Related to Doing Business in Foreign Countries

      For the three months ended June 30, 2001 and 2000, net revenue from international sales represented approximately 35%, and 40%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue and we have announced our intention to focus on international growth. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

•	the impact of longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	unexpected changes in regulatory requirements;

•	seasonality due to the slowdown in European business activities during the third quarter;

•	tariffs and other trade barriers;

•	export restrictions on our encryption and other security products;

•	uncertainties relative to regional economic circumstances including the continued economic weakness in Asia;

•	political instability in emerging markets and difficulties in staffing;

•	hiring and retaining key international employees; and

•	managing foreign operations.

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

False Detection of Viruses and Actual or Perceived Security Breaches Could Adversely Affect Our Business

      Our anti-virus software products have in the past and may at times in the future falsely detect viruses that do not actually exist. These false alarms, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. In addition, we have in the past been subject to litigation claiming damages related to a false alarm, and similar claims may be made in the future. In addition, an actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products. This could adversely affect our business, results of operations and financial condition.

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

Business Interruptions May Impede Our Operations and Adversely Affect Our Business

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

      We recently installed an updated enterprise resource planning (ERP) program. We may face delays or difficulties in implementing the software.

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

      In October 1999, we entered into a stockholders agreement with McAfee.com. Under this agreement we agreed that if (1) without the prior approval of our continuing directors, as defined below, any person acquires or agrees to acquire 15% or more of our outstanding common stock or (2) our continuing directors cease to constitute a majority of our serving directors, then for so long but only for so long as that condition exists:

•	our shares of McAfee.com Class B common stock will be entitled to only one vote per share instead of three votes per share; and

•	we will be obligated to vote our McAfee.com shares to cause, and to take such actions reasonably within our control to cause, and shall seek to cause the McAfee.com directors appointed by us to cause, the McAfee.com board of directors to consist of at least a majority of independent directors.

      Our continuing directors consist of our current directors and any subsequent directors approved or not objected to by a majority of our then-continuing directors.

      Certain provisions of Delaware law and our certificate of incorporation and bylaws, such as a classified board, could delay or make a merger, tender offer or proxy contest involving Network Associates more difficult. While these provisions and our rights plan are intended to enable our board of directors to maximize stockholder value, and the provisions of the McAfee.com stockholders agreement are, among other things, intended to preserve McAfee.com’s independence, they may have the effect of discouraging takeovers, which may not be in the best interest of certain stockholders. Our rights plan and these provisions could have an adverse effect on the market value of our common stock.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

      Information with respect to this item is incorporated by reference to Note 8 of the Notes to the Condensed Consolidated Financial Statements included herein on page 10 of this Report on Form 10-Q.

Item 2. Changes in Securities:

      Nothing to report.

Item 3. Defaults in Securities:

      Nothing to report.

Item 4. Submission of matters to a vote of security holders:

      At the Annual Meeting of Stockholders of the Company on May 24, 2001, the following matters were acted on the shareholders of the Company:

1.	The election of Robert Dutkowsky as a Class III director for a three year term:
Shares in Favor 114,742,493 Shares Withheld 1,281,525

2.	The election of Robert Pangia as a Class III director for a three year term:
Shares in Favor 114,737,590 Shares Withheld 1,286,428

3.	The approval of an amendment to the Company’s 1997 Stock Incentive Plan, to increase the number of shares of the Company’s Common Stock reserved for issuance thereunder by 5,000,000 shares:
Shares in Favor 70,299,515 Shares Against 45,566,407 Shares Abstained 158,096

4.	The ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2001:
Shares in Favor 115,629,708 Shares Against 239,351 Shares Abstained 154,959

Item 5. Other Information:

      The Company has revised its Insider Trading Policy to allow directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. The Company believes that certain of its directors, officers and employees may establish such programs.

Item 6. Exhibits and Reports on Form 8-K:

      (a)  Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

      (b)  Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Executive Vice President and

Chief Financial Officer

Date: August 6, 2001

EXHIBIT INDEX

Exhibit		Page
Number	Exhibit Title	Number

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997(1)

2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman(2)
2.3	Stock Exchange Agreement dated January 13, 1996 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade(3)

2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA Acquisition Corp(4)

2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)

2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)

2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman, Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998(7)

2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook(8)

2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen(8)

2.10	Stock Purchase Agreement, dated as of May 8, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)

2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(21)

2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(22)

3.1	Second Restated Certificate of Incorporation of Networks Associates, Inc., as amended on December 1, 1997(6)

3.2	Restated Bylaws of Networks Associates, Inc.

3.3	Certificate of Designation of Series A Preferred Stock of Networks Associates, Inc.(9)

3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant(23)

4.2	Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman(1)

4.5	Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP(4)

4.6	Registration Rights Agreement, dated as of February 13, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated(10)

4.7	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee(10)

4.10	Registration Rights Agreement dated May 8, 1998, by and between the Registrant and the stockholders of Secure Networks, Inc.(8)

4.11	Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB Consulenza Software di Base S.r.l. (“CSB”)(11)

4.12	Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware Seguridad Informatica S.A.(11)

4.13	Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA Information Security Holding AB(24)

10.1	Standard Business Lease (Net) for Network General’s principal facility dated June 19, 1991, between Network General and Menlo Oaks Partners, L.P.(12)

Exhibit		Page
Number	Exhibit Title	Number

10.2	First Amendment to Lease dated June 10, 1992, between Network General and Menlo Parks Partners, L.P.(12)

10.3	Standard Business Lease (Net) for Network General’s principal facility dated March 11, 1992, between Network General and Menlo Oaks Partners L.P.(13)

10.4	First Amendment to Lease dated June 18, 1992, between Network General and Menlo Oaks Partners, L.P.(12)

10.5	Lease dated June 30, 1992, between Network General and Equitable Life Assurance Society of the United States(12)

10.6	Second Amendment to Lease dated February 1, 1995, between Network General and Menlo Oaks Partners, L.P.(13)

10.7	Third amendment to Lease dated February 1, 1995 between Network General and Menlo Oaks Partners L.P.(13).

10.8	Fourth Amendment to Lease dated May 31, 1995, between Network General and Menlo Oaks Partners, L.P.(14)

10.9	Fifth Amendment to Lease dated June 13, 1995, between Network General and Menlo Oaks Partners, L.P.(14)

10.10	Lease dated July 3, 1996 between Network General and Campbell Avenue Associates(15)

10.11	Sixth Amendment to Lease dated November 29, 1996, between Network General and Menlo Oaks Partners, L.P.(15)

10.12	Sublease Agreement for facility at 2805 Bowers Avenue, Santa Clara, California, dated as of February 20, 1997, by and between McAfee Associates, Inc. and National Semiconductor Corporation(16)

10.13	Lease Agreement dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)

10.14	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and Networks Associates, Inc.(4)

10.15	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., Networks Associates, Inc. and Birk S. McCandless, LLC(4)

10.16	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California(4)

10.17	Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(17)

10.18*	1997 Stock Incentive Plan, as Amended(17)

10.19*	Stock Option Plan for Outside Directors(18)

10.20*	2000 Nonstatutory Stock Option Plan(27)

10.21*	Change in control agreement between the Company and Peter Watkins dated May 11, 1999(25)

10.22*	Change in control agreement between the Company and William L. Larson dated May 11, 1999(25)

10.23*	Change in control agreement between the Company and Prabhat K. Goyal dated May 11, 1999(25)

10.24*	Change in control agreement between the Company and Zachary Nelson, dated May 11, 1999(25)

10.25	Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)

10.26	Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999(26)

Exhibit		Page
Number	Exhibit Title	Number

10.27	Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)

10.28	Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)

10.29	Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)

10.30	Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999(26)

10.31	Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)

10.32	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)

10.33*	Employment Agreement between George Samenuk and Registrant, dated January 2, 2001(27)

10.34*	Agreement between the Registrant and William Larson, dated January 2, 2001(27)

10.35*	Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001(27)

10.36*	Agreement between the Registrant and Peter Watkins, dated December 26, 2000(27)

10.37*	Agreement between the Registrant and Zachary Nelson, dated January 1, 2001(28)

10.38	Reseller agreements between Registrant and McAfee.com, dated March 30, 2001(28)

10.39*	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001(28)

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 12, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1997.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on August 5, 1998.

(12)	Incorporated by reference from the Network General Corporation’s Report on Form 10-K for the year ended June 30, 1992. Network General’s filings with the Commission were made under File Number 0-17431.

(13)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended December 31, 1994. Network General’s filings with the Commission were made under File Number 0-17431.

(14)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended September 30, 1995. Network General’s filings with the Commission were made under File Number 0-17431.

(15)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended September 30, 1996. Network General’s filings with the Commission were made under File Number 0-17431.

(16)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on August 14, 1997.

(17)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 31, 1995.

(19)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on August 13, 1996.

(20)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on May 15, 1998.

(21)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(22)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(23)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(24)	Incorporated by reference from the registrant’s report on form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.

(25)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(26)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(27)	Incorporated by reference from the registrant’s report on form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(28)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.