Form 10-Q
period 2001-09-30
NETWORKS ASSOCIATES INC/
filed 2001-11-13
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      138,455,083 shares of the registrant’s common stock, $0.01 par value, were outstanding as of September 30, 2001.

THIS DOCUMENT CONTAINS 51 PAGES.

THE EXHIBIT INDEX IS ON PAGE 48.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II: OTHER INFORMATION
Item 1. Legal Proceedings:
Item 2. Changes in Securities:
Item 3. Defaults in Securities:
Item 4. Submission of Matters to a Vote of Security Holders:
Item 5. Other Information:
Item 6. Exhibits and Reports on Form 8-K:
SIGNATURES
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 12.1

NETWORKS ASSOCIATES, INC.

FORM 10-Q, September 30, 2001

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$640,255	$275,539
Short-term marketable securities	67,369	85,721
Accounts receivable, net	124,316	122,315
Prepaid expenses, income taxes and other current assets	34,239	50,346
Deferred taxes	136,049	86,771

Total current assets	1,002,228	620,692
Long-term marketable securities	249,225	332,893
Fixed assets, net	67,944	75,499
Deferred taxes	97,718	113,489
Intangibles and other assets	215,455	242,275

Total assets	$1,632,570	$1,384,848

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,906	$46,816
Accrued liabilities	265,480	225,317
Deferred revenue	209,747	151,566

Total current liabilities	500,133	423,699
Deferred taxes	5,850	7,971
Deferred revenue, less current portion	32,639	26,592
Convertible debt	690,636	395,969
Other long-term debt and liabilities	858	899

Total liabilities	1,230,116	855,130
Commitments and contingencies (Note 9)
Minority interest	11,849	11,067
Common stock, $0.01 par value; Authorized: 300,000,000; Issued: 139,328,528 shares at September 30, 2001 and December 31, 2000; Outstanding: 138,455,083 shares at September 30, 2001 and 138,089,775 shares at December 31, 2000	1,393	1,381
Treasury stock, at cost: 873,445 shares at September 30, 2001 and 1,238,753 shares at December 31, 2000	(20,873)	(23,186)
Additional paid-in capital	691,761	685,423
Cumulative other comprehensive loss	(30,352)	(31,266)
Accumulated deficit	(251,324)	(113,701)

Total stockholders’ equity	390,605	518,651

Total liabilities, minority interest, and stockholders’ equity	$1,632,570	$1,384,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenue:
Product	$138,660	$187,213	$381,624	$532,104
Services and support	70,382	51,524	193,671	154,761

Total net revenue	209,042	238,737	575,295	686,865

Cost of net revenue:
Product	28,304	29,518	77,185	82,521
Services and support	13,080	9,480	36,642	26,795

Total cost of net revenue	41,384	38,998	113,827	109,316

Operating costs and expenses:
Research and development(1)	33,882	45,893	108,741	130,453
Marketing and sales(2)	104,928	104,953	321,965	301,376
General and administrative(3)	22,210	21,730	79,432	64,581
Amortization of intangibles	15,479	16,443	47,996	45,805

Total operating cost and expenses	176,499	189,019	558,134	542,215

Income (loss) from operations	(8,841)	10,720	(96,666)	35,334
Interest and other income and expense, net	1,693	5,736	11,223	16,305
Gain on sale of investments, net	—	—	—	40,373
Write-down of strategic and other investments	(1,000)	—	(19,138)	—

Income (loss) before provision for income tax, minority interest and extraordinary item	(8,148)	16,456	(104,581)	92,012
Provision for income taxes (income tax benefit)	4,028	13,427	(7,144)	50,895

Income (loss) before minority interest and extraordinary item	(12,176)	3,029	(97,437)	41,117
Minority interest in loss (income) of consolidated subsidiaries	(152)	1,050	569	3,386

Income (loss) before extraordinary item	(12,328)	4,079	(96,868)	44,503
Extraordinary item — gain on redemption of debt (net of $718 tax)	1,077	—	1,077	—

Net income (loss)	$(11,251)	$4,079	$(95,791)	$44,503

Other comprehensive income, net	537	11,624	913	7,739

Comprehensive income (loss)	$(10,714)	$15,703	$(94,878)	$52,242

Basic net income (loss) per share:
Income (loss) before extraordinary item	$(0.09)	$0.03	$(0.71)	$0.32
Extraordinary item, gain on redemption of debt, net of taxes	0.01	—	0.01	—

Net income (loss)	$(0.08)	$0.03	$(0.70)	$0.32

Shares used in per share calculation — basic	137,750	137,482	137,256	138,144

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$(0.09)	$0.03	$(0.71)	$0.31
Extraordinary item, gain on redemption of debt, net of taxes	0.01	—	0.01	—

Net income (loss)	$(0.08)	$0.03	$(0.70)	$0.31

Shares used in per share calculation — diluted	137,750	140,989	137,256	142,454

(1)	Includes stock-based compensation charge of $144 and $3,319 for the three months ended September 30, 2001 and 2000, respectively, and $342 and $4,167 for the nine months ended September 30, 2001 and 2000, respectively.

(2)	Includes stock-based compensation charge of $228 and $5,831 for the three months ended September 30, 2001 and 2000, respectively, and $541 and $7,176 for the nine months ended September 30, 2001 and 2000, respectively.

(3)	Includes stock-based compensation charge of $448 and $2,957 for the three months ended September 30, 2001 and 2000, respectively, and $2,800 and $3,689 for the nine months ended September 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(95,791)	$44,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and bad debt expense	79,831	69,374
Interest on convertible notes	16,585	13,555
Realized (gain) loss on investments	(3,876)	141
Write-down of strategic investments	19,138	—
Extraordinary item — gain on redemption of debt, net of tax	(1,077)	—
Minority interest	(569)	(3,386)
Deferred taxes	(35,542)	461
Stock compensation charges	3,683	15,031
Gain on sale of Goto.com investment	—	(28,551)
Gain on sale of Network Associates Company Limited shares	—	(11,947)
Changes in assets and liabilities:
Accounts receivable	(4,604)	(27,717)
Prepaid expenses, taxes and other	9,303	(31,370)
Accounts payable and accrued liabilities	3,172	13,140
Deferred revenue	63,240	14,008

Net cash provided by operating activities	53,493	67,242

Cash flows from investing activities:
Purchase of marketable securities	(427,721)	(347,213)
Proceeds from sale of marketable securities	528,063	386,137
Purchase of equity investments	—	(21,650)
Proceeds from Goto.com investment	—	36,750
Purchase of shares in Network Associates Company Limited	(10,655)	—
Proceeds from sale of Network Associates Company Limited shares	—	11,947
Acquisitions by subsidiary	—	(1,959)
Additions to fixed assets	(20,096)	(37,844)

Net cash provided by investing activities	69,591	26,168

Cash flows from financing activities:
Repayment of notes payable	—	(67)
Proceeds from issuance of stocks from option plan and stock purchase plans	18,564	37,937
Repurchase of common stock	(53,800)	(92,681)
Issuance of 5.25% convertible notes	335,081	—
Redemption of zero coupon convertible debenture	(61,950)	—
Proceeds from sale of put options	—	13,890
Other	(314)	950

Net cash provided by (used in) financing activities	237,581	(39,971)

Effect of exchange rate fluctuations	4,051	(38,346)

Net increase in cash and cash equivalents	364,716	15,093
Cash and cash equivalents at beginning of period	275,539	316,784

Cash and cash equivalents at end of period	$640,255	$331,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      These condensed consolidated financial statements have been prepared by Networks Associates, Inc. (the “Company”) without audit in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited, condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements as of and for the year ended December 31, 2000, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Certain reclassifications have been made to the 2000 consolidated condensed financial statements and related notes to conform to the 2001 presentation.

2.     Business Segment Information

      In 1998, the Company established a subsidiary, McAfee.com, as a separate business entity. The Company evaluated its product segments in 2001 and concluded that it has two reportable segments consisting of computer security and management software, and managed security and availability application services to business users on the Internet (“Infrastructure”) and consumer PC security and management software on the Internet (“McAfee.com”). Management measures profitability for its business based on these two segments.

      The Infrastructure segment consists of anti-virus, network management, security and help desk software. These products are marketed and sold through a direct sales force to distributors, retailers, and end users worldwide. In addition, the Infrastructure segment includes managed security and availability applications services on the Internet.

      The McAfee.com segment is a one-stop destination for consumer and small to medium-sized business PC security and management needs on the Internet. The McAfee.com web site provides a suite of online products and services personalized for the user based on the user’s PC configuration, attached peripherals and resident software.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Summarized pre-tax financial information concerning the Company’s reportable segments is provided as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Infrastructure:
Net revenues	$192,872	$226,176	$531,900	$652,139
Segment operating income (loss)	$(10,152)	$18,001	$(94,620)	$58,439
McAfee.com:
Net revenues	$16,170	$12,561	$43,395	$34,726
Segment operating income (loss)	$1,311	$(7,281)	$(2,046)	$(23,105)
Total Company:
Net revenues	$209,042	$238,737	$575,295	$686,865
Segment operating income (loss)	$(8,841)	$10,720	$(96,666)	$35,334

	September 30,	December 31,
	2001	2000

Infrastructure:
Total assets	$1,524,735	$1,286,716
McAfee.com:
Total assets	$107,835	$98,132
Total Company:
Total assets	$1,632,570	$1,384,848

3.     Convertible Debt

      In the three months ended September 30, 2001, the Company redeemed zero coupon convertible subordinated debentures, which had an aggregate face amount at maturity of $140.0 million, at a net price of $442.50 per $1,000 of principal amount at maturity. In accordance with the redemption, the Company recognized an extraordinary gain of $1.1 million, net of $718,000 in taxes. As of September 30, 2001, the Company’s aggregate cash, cash equivalents and marketable securities were approximately $956.8 million, including $89.0 million held by McAfee.com. Assuming that as of February 13, 2003 all currently outstanding zero coupon convertible subordinated debentures are redeemed, the aggregate redemption price would equal approximately $368.6 million.

      On August 17, 2001, the Company issued 5.25% convertible subordinated notes due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds of approximately $335.1 million (after deducting fees and expenses). The notes mature on August 15, 2006, unless earlier redeemed by the Company at its option or converted at the holder’s option. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, notes may be converted into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Company may redeem all or a portion of the notes for cash at any time on or after August 20, 2004 at a redemption price of 101.3125% of the principal amount between August 20, 2004 and August 14, 2005 and 100.0% of the principal amount after August 14, 2005. The notes are unsecured and are subordinated to all existing and future senior indebtedness and are pari passu with respect to the zero coupon convertible subordinated debentures due 2018.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.     Stock Option Repricing, Stock Based Charges and Stock Repurchase Plan

      On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the then current fair market value of the stock. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of the Company’s common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.1 million shares at $11.063 were vested and outstanding at September 30, 2001.

      In accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” the Company incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $495,000 and $1.2 million was expensed in the three months and nine months ended September 30, 2001, respectively, and $2.2 million and $5.1 million was expensed in the three months and nine months ended September 30, 2000, respectively.

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

      As a result of the introduction of this Interpretation, stock options repriced by the Company on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, the Company has and will continue to remeasure compensation cost for the repriced options until these options are exercised, cancelled, or forfeited without replacement. The first valuation period began with the effective date of the Interpretation, which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company’s common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of the Company’s common stock, this accounting treatment may result in significant additional compensation charges in future periods.

      In addition, variable plan accounting as described above, applied to options issued to employees of McAfee.com and myCIO.com as a replacement for Company options which were subject to the repricing described above. As a result, the Company will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000.

      During the three months and nine months ended September 30, 2001, the Company did not incur charges to earnings related to options subject to variable plan accounting as the Company’s stock price was below $20.375. As of September 30, 2001 the Company and McAfee.com had options amounting to 3.6 million and 59,650, respectively, which were outstanding and subject to variable plan accounting. Depending on movements in the market value of the Company’s common stock, the accounting treatment may result in significant additional compensation charges in future periods.

      On January 3, 2001, the Company’s board of directors appointed George Samenuk as the Company’s chief executive officer and president. Effective January 1 and 2, 2001, William Larson, former chief executive

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

officer, Prabhat Goyal, former chief financial officer, and Peter Watkins, former president and chief operating officer, became special advisors to the Company. Options held by Mr. Larson, Mr. Goyal, and Mr. Watkins continue to vest while they each serve one-year terms as special advisors to the Company. As a result, the Company recorded a one-time stock compensation charge in the three months ended March 31, 2001 amounting to approximately $603,000.

      On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become the Company’s chief executive officer (“CEO”). In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk’s employment with the Company with the remaining 50% on the second year anniversary of Mr. Samenuk’s employment with the Company. The fair value of the restricted stock was determined to be approximately $1.7 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of the Company’s common stock on Mr. Samenuk’s employment commencement date. In the three months and nine months ended September 30, 2001, the Company recognized $209,000 and $627,000, respectively, related to stock compensation associated with Mr. Samenuk’s restricted stock.

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

      In May 1999, the board of directors authorized the Company to repurchase up to $100 million of its common stock in the open market over a two-year period. In July 2000, the board of directors authorized the Company to repurchase additional common stock of up to $50 million in the open market over a two-year period. Through September 30, 2001, the Company repurchased 7.0 million shares of its common stock, including the repurchase of 2.0 million shares on February 2, 2001 relating to the settlement of the outstanding put options. Cash outlay, net of proceeds from put options described below, to September 30, 2001 was approximately $147.5 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.

      On August 3, 1999, February 16, 2000 and May 31, 2000, the Company sold “European style” put options for 3.0 million shares of the Company’s common stock as part of its stock repurchase plan. The strike prices for these put options were $20.00, $30.00 and $24.07, respectively. The Company received total proceeds of approximately $19.1 million from the sale. In August 2000, put options sold on August 2, 1999 for 1.0 million shares were exercised in the Company’s stock. The strike price for these put options was $20.00. In February 2001, the Company settled the remaining put options, which resulted in the purchase of 2.0 million shares of the Company’s common stock for approximately $53.8 million.

5.     Stockholders’ Equity

Stock Option Plans

      On January 24, 2001, the Company’s board of directors authorized the reservation of an additional 3.0 million options for the 2000 Nonstatutory Stock Option Plan.

      The Company’s board of directors authorized the reservation of an additional 5.0 million options for the 1997 Stock Incentive Plan. These additional options were approved at the Company’s 2001 annual meeting held May  24, 2001.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

6.     Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments — Deferral of the Effective date of SFAS Statement No. 133”. SFAS No. 137 deferred the effective date of SFAS No. 133 until June 15, 2000. The Company has adopted SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. SFAS No. 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. Upon application of the consensuses, financial statements for prior periods presented for comparative purposes should be

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

reclassified to comply with the income statement display requirements under these Issues. The Company is currently assessing the impact of the adoption of these issues on its financial statements.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of the adoption of SFAS No. 142 on its financial position and results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 144 on its financial position and results of operations.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.     Net Income (Loss) per Share

      The reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator — Basic:
Income (loss) before extraordinary item	(12,328)	4,079	(96,868)	44,503
Extraordinary item — gain on redemption of debt, net of tax	1,077	—	1,077	—

Net income (loss)	$(11,251)	$4,079	$(95,791)	$44,503

Numerator — Diluted:
Income (loss) before extraordinary item	(12,328)	4,079	(96,868)	44,503
Interest on convertible debentures(1)	—	—	—	—

Income (loss) before extraordinary item, adjusted	(12,328)	4,079	(96,868)	44,503
Extraordinary item — gain on redemption of debt, net of tax	1,077	—	1,077	—

Net income (loss), adjusted	$(11,251)	$4,079	$(95,791)	$44,503

Denominator — Basic:
Weighted average shares of common stock outstanding	138,050	137,482	137,606	138,144
Less: Weighted average shares of common stock Subject to repurchase	(300)	—	(350)	—

Basic weighted average common shares outstanding	137,750	137,482	137,256	138,144

Denominator — Diluted:
Basic weighted average common shares outstanding	137,750	137,482	137,256	138,144
Effective of dilutive securities:
Common stock options(2)	—	3,016	—	4,128
Warrants(3)	—	—	—	—
Put Options	—	491	—	182

Diluted weighted average shares	137,750	140,989	137,256	142,454

Basic net income (loss) per share:
Income (loss) before extraordinary item	$(0.09)	$0.03	$(0.71)	$0.32
Extraordinary item-gain on redemption of debt, net of taxes	0.01	—	0.01	—

Net income (loss)	$(0.08)	$0.03	$(0.70)	$0.32

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$(0.09)	$0.03	$(0.71)	$0.31
Extraordinary item-gain on redemption of debt, net of taxes	0.01	—	0.01	—

Net income (loss)	$(0.08)	$0.03	$(0.70)	$0.31

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 25.5 million for the three months and nine months ended September 30, 2001 and 7.6 million for the three months and nine months ended September 30, 2000.

(2)	At September 30, 2001 and 2000, 33.0 million and 16.8 million common stock options, respectively, were excluded from the determination of diluted net income per share as the effect of such options is anti-dilutive.

(3)	At September 30, 2001, 233,334 warrants were excluded from the determination of diluted net income per share as the effect of such warrants is anti-dilutive.

8.     Write-down of Strategic and Other Investments

      The Company assesses the recoverability of the fair value of its strategic investments on a regular basis. Factors that the Company considers which could trigger an other than temporary decline in the value of such investments include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in market conditions. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $1.0 million and $19.1 million in the three and nine months ended September 30, 2001, respectively.

9.     Litigation

General

      From time to time, the Company has been subject to litigation including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. The Company has recorded a liability related to these claims in accordance with generally accepted accounting principles (“GAAP”).

      Because of the uncertainties related to the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates as appropriate. Pending or future litigation could be costly, could cause the diversion of management’s attention and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flow.

Securities Cases

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint assert causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/ SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with GAAP. Defendants’ filed a motion to dismiss plaintiff’s consolidated complaint on October 29, 2001.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      On February 5, 2001, the Company was nominally sued in a derivative lawsuit filed in the Superior Court in Santa Clara County. The lawsuit, encaptioned Mean Ann Krim v. William L. Larson, et al., Case No. CV795734, asserts claims against William Larson, Peter Watkins, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper, Enzo Torresi, and others for breach of fiduciary duty, unjust enrichment and professional negligence against the accountants. In particular, the complaints allege that the defendants engaged in a course of conduct by which they improperly accounted for revenue from software license sales, and that, as a result of their actions, certain of the Company’s financial statements were false and misleading and not in compliance with GAAP. The complaint seeks an unspecified amount of damages. Nominal defendant the Company filed a demurrer to the complaint on May 21, 2001. A hearing on the demurrer was held on June 29, 2001. On July 24, 2001, the Court sustained the demurrer with leave to amend. By Order dated August 21, 2001, the Court granted plaintiff limited discovery for purposes of amending the complaint to meet the demand futility test imposed by Delaware law. The Court’s Order set a deadline of October 26, 2001 for the filing of the amended complaint. On October 22, 2001, the Court granted plaintiff an extension of time in which to file an amended complaint; the deadline for filing an amended complaint is now December 26, 2001.

      Gage v. Network Associates. derivative action similar to those settled in the quarter ended June 30, 2001 and captioned Gage v. Network Associates, Inc., et al., Civil Action No. B C21152, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Section 25400 et seq. of the California Corporations Code, Section 17200 of the California Business and Professions Code, and breach of fiduciary duty. The parties stipulated to transfer the action of Santa Clara County Superior Court where it is now pending under Civil Action No. CV-785715. The complaint was dismissed without prejudice. Gage filed a First Amended Complaint asserting claims in his individual capacity, which was dismissed without prejudice. Gage then filed a Second Amended Complaint. The individual defendants’ and the Company’s demurrer to the Second Amended Complaint was overruled in part, sustained in part with prejudice, and sustained in part without prejudice. Gage then filed a Third Amended Complaint. The individual defendants’ and the Company’s motion to Strike certain allegations of the Third Amended Complaint was granted. Gage has filed a Fourth Amended Complaint which defendants have answered. On June 7, 2001, all proceedings in the Gage action were stayed pending Gage’s Appeal of the Final Judgment in the federal class action to the Ninth Circuit Court of Appeals. On September 6, 2001, the Company settled the Gage action. On September 8, 2001, the Court issued a final judgement dismissing the action with prejudice.

Other Litigation

      Hilgraeve v. Network Associates. On September 15, 1997, the Company was named as a defendant in a patent infringement action filed by Hilgraeve Corporation (“Hilgraeve”) in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that the Company’s VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve’s action seeks injunctive relief and unspecified money damages. The District Court granted the Company’s motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of the Company on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. In an order dated on or about June 19, 2001, the Court denied NAI’s further summary judgment motion.

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      These matters were settled at a September 19, 2001 settlement conference. Under the terms of the settlement, the Company purchased a non-exclusive perpetual worldwide license for software products and services under all patents owned by Hilgraeve. The formal agreements and dismissal of the lawsuits have been finalized and the cases were dismissed on October 25, 2001.

      Crawford v. Digital River, Inc. et al., Case No. 1:01CV01770 RWR; United States District Court, District of Columbia. On August 21, 2001, Christopher Crawford filed a complaint for patent infringement of US Patent 6,014,651. The complaint alleges that seven different defendants, including the Company, infringe US Patent 6,014,651. The complaint alleges that the Company infringes the patent through several web sites, including the websites at www.nai.com and www.mcafee.com. The Company answered the complaint on September 12, 2001 in which the alleged patent infringement was denied. The other defendants have answered the complaint. An initial scheduling conference is scheduled for November 27, 2001, and prior to that date, counsel for plaintiff and defendants will meet and confer according to the court’s rules.

      Foremost Systems v. Network Associates, No. CV 777301 (Santa Clara County). A former agent of the Company in India, Foremost Systems Pvt. Ltd., filed this action on October 14, 1998, in California State court and filed a Second Amended Complaint on February 18, 2000. The Company removed the action to the United States District Court, Northern District of California, San Jose Division. The Second Amended Complaint alleges that the Company wrongly terminated Foremost Systems in breach of their agency agreement and, in addition, contains counts for breach of oral contract, promissory estoppel, intentional and negligent misrepresentation, breach of fiduciary duty, tortious interference with contractual relations, unfair competition, and racketeering in violation of 18 U.S.C 1962 et seq. The parties held a preliminary mediation session in this matter on April 5, 2000 and attended a full session for March 12, 2001. A Case Management Conference in this matter is set to take place on November 5, 2001, and the parties are engaging in limited discovery.

      ESniff. On June 5, 2001, eSniff, Inc. (“eSniff”) filed a complaint in U.S. District Court for the District of Colorado, Case No. 01-D-1024, seeking a declaratory judgment that its use of the ESNIFF trade name and trademark does not infringe the Company’s SNIFFER mark. ESniff also requested that the court cancel the federal trademark registration for SNIFFER.

      On June 13, 2001, the Company and NATI filed a complaint in U.S. District Court in the Northern District of California, Case No. 01-20537 PVT, against eSniff for trademark infringement, trademark dilution, and unfair competition under federal and California state law related to the use of the ESNIFF name and mark.

      On November 9, 2001, the parties appeared before the U.S. District Court for the Northern District of California and agreed to settle both lawsuits. The parties intend shortly to file appropriate dismissal papers with both the Colorado and California courts.

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10.     Other Comprehensive Income, Net

      Other comprehensive income, net, comprises the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Gross change in unrealized gain (loss) on investments	$1,673	20,075	$(2,794)	$51,935
Write down of available-for-sale strategic investments	—	—	8,638	—
Realized (gain)/loss on investments	—	—	(3,876)	141
Gain on sale of Goto.com investment	—	—	—	(28,551)

	1,673	20,075	1,968	23,525
Foreign currency translation loss	(1,136)	(8,451)	(1,055)	(15,786)

	537	11,624	913	7,739

11.     Subsequent Events

      On October 9, 2001, the Board of Directors of the Company approved a plan to integrate the activities of the Company’s PGP product group into its McAfee and Sniffer product groups and other product lines will be sold. Specifically, the PGP VPN, PGPfire and the PGP E-Business Server will be marketed and sold as McAfee products and the CyberCop technology will be integrated into the Sniffer product line. The Company will look for buyers for its PGP desktop encryption and Gauntlet firewall product. In connection with this process, the Company expects to record a restructuring charge of approximately $9.0 to $11.0 million during the fourth quarter of 2001. The restructuring charge consists of the costs related to severance packages for affected employees and the cost of eliminating duplicative facilities and services.

      In October 2001, the Company redeemed outstanding zero coupon convertible subordinated debentures due 2018 with an aggregate face amount of $247.0 million for approximately $111.8 million. As a result, the Company will record an extraordinary gain of approximately $660,000, net of approximately $440,000 in taxes.

      In October 2001, McAfee.com entered into an acquisition agreement under which it paid approximately $1.0 million in cash and issued 285,174 shares of its Class A common stock in exchange for all the assets of the acquired company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

      This Report on Form 10-Q contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements(*) as a result of a number of factors, including, but not limited to, those set forth in “Risk Factors” and elsewhere in this Report on Form 10-Q.

Overview

      We are a leading supplier of network security and network management solutions. The majority of our revenue has historically been derived from our McAfee anti-virus product group and our Sniffer network availability and performance management product group. These two flagship products form the base from which the balance of our product groups have developed.

      In recent years, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, we strengthened our anti-virus lineup by adding complementary products in the firewall, intrusion detection, encryption, and virtual private networking categories. On the network management side, we built upon our Sniffer line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product lines. In order to more effectively market our products, we have combined complementary products into separate product groups, as follows:

•	McAfee, which primarily markets the McAfee Active Virus Defense product group;

•	Sniffer Technologies, which primarily markets the Sniffer Total Network Visibility product group;

•	PGP Security, which primarily markets the PGP Total Network Security product group and which in the fourth quarter of 2001 will be integrated into our other product groups as described below; and

•	Magic Solutions, which primarily markets the Magic Total Support Desk product group.

      These product groups represent our Infrastructure segment. Organization around our product groups is designed to allow us to, among other things, react faster to customers’ changing needs and better specialize our sales forces. For the three months and nine months ended September 30, 2001, our infrastructure segment accounted for approximately $192.9 million and $531.9 million in net revenue and a net operating loss of $10.2 million and $94.6 million, respectively.

      In the fourth quarter of 2001, we plan to integrate the activities of our PGP product group into our McAfee and Sniffer product groups and other products lines will be sold. The PGP product group in recent quarters has accounted for 7% to 9% of net revenue. Specifically, the PGP VPN, PGPfire (our distributed firewall) for corporate users and the PGP E-Business Server will be marketed and sold as McAfee products. The CyberCop vulnerability assessment technology will be integrated into the Sniffer product line. We will look for buyers for the PGP desktop encryption and Gauntlet firewall product. In connection with the PGP integration, we expect, among other things:

•	to record a restructuring charge of approximately $9.0 to $11.0 million during the fourth quarter of 2001, consisting primarily of the costs related to severance packages for affected employees and other exit costs;*

•	expense savings of approximately $50 million in fiscal 2002, primarily in the areas of operating expenses;* and

•	overall revenue to be adversely impacted in at least the near-term as we integrate some of PGP’s security products and seek to sell others.*

      In addition to our product groups, we also have one publicly traded subsidiary, McAfee.com. McAfee.com is an applications service provider, or ASP, targeted at consumers and small to medium-sized businesses. For the three months and nine months ended September 30, 2001, McAfee.com, which constitutes our second business segment, accounted for approximately $16.2 million and $43.4 million in net revenue and operating income of $1.3 million and operating loss of $2.0 million, respectively.

McAfee

      McAfee’s products and services provide solutions designed to enforce anti-virus policies and measure the performance of anti-virus activities. The McAfee product group consists of products and services that provide multi-layer anti-virus protection, management and reporting for desktops, servers, GroupWare, Internet technologies, and wireless technologies. McAfee’s services are provided by McAfee’s Anti-Virus Emergency Response Team (AVERT). AVERT augments McAfee’s product offerings by identifying new viruses and deploying anti-virus solutions to our customers. McAfee customers are primarily corporate customers, including customers in the managed service market (such as, ASPs, and managed service providers, or MSPs). Beginning in the fourth quarter of 2001, PGP VPN, PGPfire (our distributed firewall) for corporate users and PGP E-Business Server will be branded and sold as McAfee products.

Sniffer Technologies

      Sniffer Technologies’ products and services provide customers with network and application management solutions designed to maximize network availability and performance. Sniffer Technologies’ products capture data, monitor network traffic and collect key network statistics for computer networks. Sniffer Technologies’ products are also designed to optimize network and application performance and increase network reliability by uncovering and analyzing network problems and recommending solutions to such problems, automatically and in real-time for mid-level and high-speed networks. Sniffer Technologies’ products also proactively monitor and diagnose network and application-level problems on complex, multi-segment networks from centralized locations as well as troubleshooting high-speed telecommunications and Internet service provider networks. Sniffer Technologies’ customers are primarily corporate customers, including customers in the managed service market. Beginning in the fourth quarter of 2001, PGP’s CyberCop Scanning tools technology will be integrated into the Sniffer Technologies product group.

PGP Security

      In the fourth quarter of 2001, as described above, the PGP Security product group will be integrated into the Sniffer and McAfee product groups. The following describes PGP’s business prior to this integration. PGP Security’s products help organizations worldwide secure their networks using firewall, encryption, intrusion detection, risk assessment and Virtual Private Network or VPN technologies. PGP Security’s products include E-Business Server, Gauntlet Firewall, CyberCop Scanner and E-ppliance. E-Business Server provides an encryption and data authentication solution designed to protect the integrity and security of the customers’ data. Gauntlet Firewall delivers integrated anti-virus protection, a built-in standards-based VPN server, and spam and content filtering. CyberCop Scanning tools deliver risk assessment solutions that continually scan networks for weak spots, enabling network administrators to prevent security breaches before they occur. PGP’s E-ppliance, a web-based configuration tool, is designed to deploy the latest firewall technologies and continually administers anti-virus protection. PGP Security’s services are offered by its vulnerability research team known as COVERT. COVERT’s mission is to identify and resolve serious customer vulnerabilities before attackers are able to exploit them. PGP Security’s customers include individuals, government agencies, financial institutions and corporations, including e-businesses.

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

      As of September 30, 2001, we owned 36,000,000 shares of McAfee.com Class B common stock, entitled to three votes per share and representing approximately 79% of McAfee.com’s outstanding common stock and 92% of its total voting power.

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

      We entered into amended distribution arrangements under which we permit our distributors to purchase software licenses at the time they fill customer orders and to pay for hardware and retail products only when these products are sold to the end users. In addition, we permit our distributors to make hardware and retail product returns at any time prior to the time they sell the products to their customers. This right of return is unconditional. After sale by the distributor to its customer, the distributor has no right to return products to us unless we approve the return from the final customer to the distributor. Under our new business model, we recognize revenue on products when products are sold through by the distributor to the end users.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items in our statements of operations.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenue:
Product	66.3%	78.4%	66.3%	77.5%
Services and support	33.7	21.6	33.7	22.5

Total net revenue	100.0	100.0	100.0	100.0
Cost of net revenue:
Product	13.5	12.3	13.4	12.0
Services and support	6.3	4.0	6.4	3.9

Total cost of net revenue	19.8	16.3	19.8	15.9
Operating costs and expenses:
Research and development	16.2	19.2	18.9	19.0
Marketing and sales	50.2	44.0	56.0	43.9
General and administrative	10.6	9.1	13.8	9.4
Amortization of intangibles	7.4	6.9	8.3	6.6

Total operating costs and expenses	84.4	79.2	97.0	78.9
Income (loss) from operations	(4.2)	4.5	(16.8)	5.2
Interest and other income and expense, net	0.8	2.4	2.0	2.3
Gain on sale of investments, net	—	—	—	5.9
Write-down of strategic and other investments	(0.5)	—	(3.3)	—

Income (loss) before provision for income taxes, minority interest and extraordinary item	(3.9)	6.9	(18.1)	13.4
Provision for income taxes (income tax benefit)	1.9	5.6	(1.2)	7.4

Income (loss) before minority interest and extraordinary item	(5.8)	1.3	(16.9)	6.0
Minority interest in loss (income) of consolidated subsidiaries	(0.1)	0.4	0.1	0.5

Income (loss) before extraordinary item	(5.9)	1.7	(16.8)	6.5
Extraordinary item	0.5	—	0.2	—

Net income (loss)	(5.4)%	1.7%	(16.6)%	6.5%

      Net Revenue. Net revenue decreased 12.4% to $209.0 million from $238.7 million for the three months ended September 30, 2001 and 2000, respectively. Net revenue decreased 16.2% to $575.3 million from $686.9 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net revenue for the three and nine months ended September 30, 2001 is primarily due to the relative increase in the amount of services contracted, such as MSP and ASP, versus products, the former being recognized ratably over the period of the service contracts as compared to product sales which are generally recognized at the time of delivery. In October 2001, our board of directors approved a plan to integrate the activities of our PGP product group into its McAfee and Sniffer product groups and other product lines will be sold. As a result, we expect lower PGP related revenues due to these activities.*

      Product revenue includes revenue from product licenses and hardware. Product revenue decreased 25.9% to $138.7 million from $187.2 million for the three months ended September 30, 2001 and 2000, respectively. Product revenue decreased 28.3% to $381.6 million from $532.1 million for the nine months ended

September 30, 2001 and 2000, respectively. The decrease in product revenue is attributable to a change in our product and services mix, as discussed above.

      Services and support revenues include revenues from software support and maintenance contracts, and education and consulting services, which are deferred and recognized over the related service period. Service revenues increased 36.6% to $70.4 million from $51.5 million for the three months ended September 30, 2001 and 2000, respectively. Service revenues increased 25.1% to $193.7 million from $154.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of our installed customer base and the resulting renewal of support and maintenance contracts. In addition, we experienced growth in our MSP and ASP service offerings, including those offered by McAfee.com.

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

      International revenues were approximately $70.3 million and $79.5 million in the three months ended September 30, 2001 and 2000, respectively, and approximately $195.7 million and $256.6 million for the nine months ended September 30, 2001 and 2000, respectively. On a percentage of net revenue basis, international revenue accounted for approximately 34% and 33%, of net revenue for the three months ended September 30, 2001 and 2000, respectively and approximately 34% and 37% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in international net revenue as a percentage of net revenue for the nine months ended September 30, 2001 compared to the same period in 2000 was due to the reorganization of our European sales force around our product groups, under performance in sales operations and changes in sales management. We have recently renewed our emphasis on the international markets as evidenced by European sales force reorganization and continued key management additions, including new heads of our European and Latin American operations. In future periods, we expect international revenues to grow in nominal dollars and as a percentage of net revenue.*

      To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

      Cost of Net Revenue. Cost of net revenue increased 6.1% to $41.4 million from $39.0 million for the three months ended September 30, 2001 and 2000, respectively. Cost of net revenue increased 4.1% to $113.8 million from $109.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cost of net revenues was primarily due to a higher percentage of our revenues attributable to lower margin products and services, such as hardware, consulting, and maintenance services in comparison to the same periods in prior year.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties, and with respect to hardware based Sniffer and E-ppliance products, computer platforms and other hardware components. Cost of product revenue decreased 4.1% to $28.3 million from $29.5 million for the three months ended September 30, 2001 and 2000, respectively. Cost of product revenue decreased 6.5% to $77.2 million from $82.5 million for the nine months ended September 30, 2001 and 2000, respectively. As a percentage of net product revenue, cost of product revenue was 20.4% and 15.8% for the three months ended September 30, 2001 and 2000, respectively. As a percentage of net product revenue, cost of product revenue was 20.2% and 15.5% for the nine months ended

September 30, 2001 and 2000, respectively. Cost of product revenue increased as a percentage of product revenue for the three and nine months ended September 30, 2001 compared to the same periods in 2000 due to lower margin products, such as hardware, making up a higher percentage of our product revenues.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue increased 38.0% to $13.1 million from $9.5 million for the three months ended September 30, 2001 and 2000, respectively. The cost of services and support revenue increased 36.7% to $36.6 million from $26.8 million for the nine months ended September 30, 2001 and 2000, respectively. Costs of services and support revenue increased due to the increase in services and support revenue. Cost of services and support revenue as a percentage of net services and support revenue was 18.6% and 18.4% for the three months ended September 30, 2001 and 2000, respectively. Cost of services and support revenue as a percentage of net services and support revenue was 18.9% and 17.3% for the nine months ended September 30, 2001 and 2000, respectively.

      Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Excluding the effects of stock-based compensation of approximately $144,000 and $3.3 million for the three months ended September 30, 2001 and 2000, respectively, research and development expenses decreased 20.8% to $33.7  million from $42.6 million for the three months ended September 30, 2001 and 2000, respectively. Excluding the effects of stock-based compensation of approximately $342,000 and $4.2 million for the nine months ended September 30, 2001 and 2000, respectively, research and development expenses decreased 14.2% to $108.4 million from $126.3 million for the nine months ended September 30, 2001 and 2000, respectively. Research and development expenses decreased due to focused product development, discontinuance of certain development efforts, more efficient operations in our research and development groups, the relocation of personnel to lower cost offices and the conversion of temporary personnel into full time employees. As a percentage of net revenue, research and development expenses were 16.2% and 19.2% for the three months ended September 30, 2001 and 2000, respectively. As a percentage of net revenue, research and development expenses were 18.9% and 19.0% for the nine months ended September 30, 2001 and 2000, respectively. We anticipate that research and development expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue. In addition, due to the decision to integrate the activities of our PGP product group into our McAfee and Sniffer product groups, we expect cost savings for the year 2002.*

      We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of approximately $228,000 and $5.8 million for the three months ended September 30, 2001 and 2000, respectively, marketing and sales expenses increased 5.6% to $104.7 million from $99.1 million for the three months ended September 30, 2001 and 2000, respectively. Excluding the effects of stock-based compensation of approximately $541,000 and $7.2 million for the nine months ended September 30, 2001 and 2000, respectively, marketing and sales expenses increased 9.3% to $321.4 million from $294.2 million for the nine months ended September 30, 2001 and 2000, respectively. These increases were primarily due to continued investment in the marketing of our products and services as well as the hiring and training of our enterprise level sales force. As a percentage of net revenue, marketing and sales expense was 50.2% and 44.0% for the three months ended September 30, 2001 and 2000, respectively. As a percentage of net revenue, marketing and sales expense was 56.0% and 43.9% for the nine months ended September 30, 2001 and 2000, respectively. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue. In addition, due to the decision to integrate the activities of our PGP product group into our McAfee and Sniffer product groups, we expect cost savings for the year 2002.*

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. Excluding the effect of stock-based compensation of $448,000 and $3.0 million for the three months ended September 30, 2001 and 2000, respectively, general and administrative expenses increased 15.9% to $21.8 million from $18.8 million for the three months ended September 30, 2001 and 2000, respectively. Excluding the effect of stock-based compensation of $2.8 million and $3.7 million for the nine months ended September 30, 2001 and 2000, respectively, general and administrative expenses increased 25.8% to $76.6 million from $60.9 million for the nine months ended September 30, 2001 and 2000, respectively. The increase is primarily attributable to recruiting and hiring additional personnel, including senior management, legal fees and continued expansion of the information technology infrastructure to support business information systems. As a percentage of net revenues, general and administrative expenses were 10.6% and 9.1% for the three months ended September 30, 2001 and 2000, respectively. As a percentage of net revenues, general and administrative expenses were 13.8% and 9.4% for the nine months ended September 30, 2001 and 2000, respectively. We anticipate that general and administrative expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

      Amortization of Intangibles. We incurred $15.5 million and $16.4 million of amortization related to intangibles in the three months ended September 30, 2001 and 2000, respectively. We incurred $48.0 million and $45.8 million of amortization related to intangibles in the nine months ended September 30, 2001 and 2000, respectively. Intangibles consist of purchased goodwill and certain acquired technology. The increase in amortization was primarily a result of additions to goodwill related to McAfee.com’s acquisitions during 2000. We periodically assess the fair value of our intangible assets. In addition, if we later determine that purchased technology and goodwill are impaired, we will be required to take a related non-recurring charge to earnings. Such charges could have a material adverse effect on our results of operations and financial position.

      Interest and Other Income and Expense. Interest and other income and expense decreased to $1.7 million from $5.7 million for the three months ended September 30, 2001 and 2000, respectively. Interest and other income and expense decreased to $11.2 million from $16.3 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in interest and other income and expense, net, is due to lower interest rates on our investments and higher interest expense resulting form the issuance of our convertible notes.

      Gain on Sale of Investments. In 2000, we recognized a total gain of $40.4 million on the sale of our venture and strategic investments, including a gain on the sale of shares of our Japanese subsidiary Network Associates Company Limited, amounting to $11.9 million.

      Write-down of Strategic and Other Investments. During the first, second and third quarters of 2001, we assessed the recoverability of the fair value of our strategic investments. Factors that we consider which could trigger an other than temporary decline in the value of such investments include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or operating model, and/or changes in market conditions. We recorded charges related to other than temporary declines in the value of certain strategic investments of $1.0 million and $19.1 million in the three and nine months ended September 30, 2001, respectively. At September 30, 2001, the estimated fair value of our strategic investments was $1.2 million.

      Provision for Income Taxes/ Income Tax Benefit. Our income tax provision was approximately $4.0 million for the three months ended September 30, 2001, which is primarily attributable to income taxes payable in foreign jurisdictions. Our income tax benefit was approximately $7.1 million for the nine months ended September 30, 2001. The tax benefit was attributable to aggregate net operating losses, net of income taxes payable in foreign jurisdictions. The provision for income taxes was $13.4 million and $50.9 million for three and nine months ended September 30, 2000, respectively, which was primarily attributable to federal income tax gains from the sale of investments and to income taxes payable in foreign jurisdictions.

      Extraordinary Gain. In the quarter ended September 30, 2001, we redeemed zero coupon convertible subordinated debentures due 2018 for approximately $62.0 million. The aggregate face amount of the debentures was $140.0 million, which resulted in an extraordinary gain of $1.1 million, net of $718,000 in taxes.

Stock-Based Compensation

      We expensed $820,000 and $12.1 million for the three months ended September 30, 2001 and 2000, respectively. We expensed $3.7 million and $15.0 million for the nine months ended September 30, 2001 and 2000, respectively. Stock-based compensation charges relate to the repricing of employee stock options and the issuance of McAfee.com stock options to our executives and employees, as well as non-recurring stock compensation charges related to primarily executive compensation. We do not expect to incur charges related to these McAfee.com option grants in the future. However, we do expect significant stock-based compensation charges related to repriced employee stock options.*

      On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the then current fair market value of the stock. Options to purchase a total of 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of our common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.1 million shares at $11.063 were vested and outstanding at September 30, 2001.

      In accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” we incurred an initial stock based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $495,000 and $1.2 million was expensed in the three and nine months ended September 30, 2001, respectively, and $2.2 million and $5.1 million was expensed in the three and nine months ended September 30, 2000.

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

      As a result of the introduction of this Interpretation, stock options repriced on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, we have and will continue to remeasure compensation cost for the repriced options until these options are exercised, cancelled, or forfeited without replacement. The first valuation period began with the effective date of the Interpretation which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of our common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

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

      During the three and nine months ended September 30, 2001, we did not incur charges to earnings related to options subject to variable plan accounting as our stock price was below $20.375. As of September 30, 2001 Network Associates and McAfee.com had options, outstanding and subject to variable plan accounting, amounting to 3.6 million and 59,650, respectively, which were outstanding and subject to variable plan accounting. Depending on movements in the market value of our common stock, the accounting treatment may result in significant additional compensation charges in future periods.

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

      On January 3, 2001, we entered into an employment agreement with George Samenuk to become our chief executive officer (“CEO”). In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and our right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk’s employment with the remaining 50% on the second year anniversary of Mr. Samenuk’s employment. The fair value of the restricted stock was determined to be approximately $1.7 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock Mr. Samenuk’s employment commencement date. In the three and nine months ended September 30, 2001, we recognized $209,000 and $627,000 related to stock compensation associated with Mr. Samenuk’s restricted stock, respectively.

      On April 3, 2001 we entered into an employment agreement with Stephen C. Richards to become our executive vice president and chief financial officer (“CFO”). Pursuant to this agreement, we issued 50,000 shares of stock to Mr. Richards at $0.01 per share. In the three months ended June 30, 2001, we recognized $350,000 related to stock compensation associated with the stock issued to Mr. Richards.

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

Stock Repurchase Program

      In May 1999, the Board of Directors authorized the repurchase of up to $100 million of our common stock in the open market over a two-year period. In July 2000, the Board of Directors authorized the repurchase of additional common stock of up to $50 million in the open market over a two-year period. Through September 30, 2001, we repurchased 7.0 million shares of our common stock, including the repurchase of 2.0 million shares on February 2, 2001 relating to the settlement of the outstanding put options. Cash outlay, net of proceeds from put options described below, to September 30, 2001 is approximately $147.5 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other cash requirements.

      On August 3, 1999, February 16, 2000 and May 31, 2000, we sold “European style” put options for 3.0 million shares of our common stock as part of our stock repurchase plan. The strike prices for these put options were $20.00, $30.00 and $24.07, respectively. We received total proceeds of approximately $19.1 million from the sale. In August 2000, put options sold on August 2, 1999 for 1.0 million shares were exercised in our stock. The strike price for these put options was $20.00. In February 2001, we settled the remaining put options, which resulted in the purchase of 2.0 million shares of our common stock for approximately $53.8 million.

Liquidity and Capital Resources

      At September 30, 2001, we had $640.2 million in cash and cash equivalents and $316.6 million in marketable securities, for a combined total of $956.8 million.

      Net cash provided by operating activities was $53.5 million and $67.2 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by operating activities for the nine months ended September 30, 2001 consisted primarily of generation of net income on a cash basis after excluding the effect of non-cash items related to depreciation, amortization and bad debt expense, interest on our zero coupon convertible subordinated debentures, the write-down of our strategic investments and increased deferred revenue. Cash provided by these activities was offset by an increase in our net deferred taxes. Net cash provided by operating activities for the nine months ended September 30, 2000 consisted primarily of net income adjusted for non-cash elements related to depreciation, amortization and bad debt expense, interest on our zero coupon convertible subordinated debentures, stock compensation expense and increased deferred revenue. Cash provided by these activities was offset by the adjustment for the gain on the sale of our investments in Goto.com and Network Associates Company Limited, and an increase in accounts receivable, prepaid expenses, taxes and other assets.

      Our accounts receivable balance as a percentage of sales may increase due to our increased emphasis on server/enterprise based sales and expanding international sales, both of which typically have longer payment terms. Additionally, our receivable collection has become more dependent on the longer payment cycle for VARs (Value Added Resellers) and system integrators. As a result of financial difficulties experienced by one of the Company’s distributors in Europe, management assessed that collection of the distributor’s receivable was not reasonably assured and shipments to end user customers in the quarter ended September 30, 2001 were reserved and not recorded as revenue. As a result, the entire distributor’s receivable balance as of September 30, 2001 is reserved. To address this increase in accounts receivable and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables or sell receivables. To the extent that our accounts receivable balance increases, we will be subject to greater general credit risks with respect thereto.

      Net cash provided by investing activities was $69.6 million and $26.2 million for the nine months ended September 30, 2001 and 2000, respectively, primarily reflecting proceeds from the sale of marketable securities, net of the purchase of marketable securities, the purchase of Network Associates Company Limited shares and additional fixed asset purchases. In the three months ended September 30, 2000, we obtained proceeds of $36.8 million and $11.9 million from our sale of Goto.com shares and the sale of less than 5% of the shares of our Japanese subsidiary, Network Associates Company Limited, respectively off-set by fixed assets purchased.

      Net cash provided by financing activities was $237.6 million and net cash used in financing activities was $40.0 million for the nine months ended September 30, 2001 and 2000, respectively. Cash provided by financing activities in the nine months ended September 30, 2001 was primarily attributable to the issuance of the 5.25% convertible subordinated notes in August 2001 for approximately $335.1 million offset by the settlement of the remaining put options which resulted in purchasing 2.0 million shares of our stock for approximately $53.8 million and the redemption of a portion of the zero coupon convertible subordinated debentures issued in February 1998 for approximately $62.0 million. Cash used in financing activities in the nine months ended September 30, 2000 was primarily attributable to repurchases of our common stock as authorized by our Board of Directors.

      As discussed below, in February 2003 we may be required to use a significant portion of our cash balances to redeem outstanding zero coupon convertible subordinated debentures.* In October 2001, we redeemed outstanding zero coupon convertible subordinated debentures with an aggregate face amount of $247.0 million for approximately $111.8 million. If and when appropriate opportunities present themselves, we may use a portion of our cash balances to buy back outstanding debentures prior to their maturity.*

      We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.*

Financial Risk Management

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

      We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include but are not limited to, whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance or operating model and changes in market conditions. As of September 30, 2001, these investments were recorded at an estimated fair value of $1.2 million, with a cost basis of $2.8 million and net unrealized losses of $1.6 million.

Convertible Debt

      On February 13, 1998, we issued zero coupon convertible subordinated debentures due 2018, which have an aggregate face amount at maturity of $885.5 million and generated net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the debentures was $391.06 per $1,000 of principal amount at maturity. At the option of the holder, we are required to redeem the debentures as of February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices equal to the initial issue price plus the accretion of the discount on the debentures to such dates (or $494.52, $625.35 and $790.79 per $1,000 of principal amount at maturity, respectively). In the case of such a required redemption, at our option, we may pay the aggregate redemption price in cash, shares of our common stock or a combination of cash and common stock. The number of shares of common stock so issued by us would be based on the fair value of our common stock at the time of any required redemption. On the same dates and at the same redemption prices, we may at our option redeem the outstanding debentures for cash. In the quarter ended September 30, 2001, we redeemed zero coupon convertible subordinated debentures, which had an aggregate face amount at maturity of $140.0 million, at a net price of $442.5 per $1,000 of principal amount at maturity. In accordance with the redemption, we recognized an extraordinary gain of $1.1 million, net of $718,000 in taxes. As of September 30, 2001, our aggregate cash, cash equivalents and marketable securities were approximately $956.8 million, including $89.0 million held by McAfee.com. Assuming that as of February 13, 2003 all debentures are redeemed the aggregate redemption price would equal to approximately $368.6 million. In October 2001, we redeemed outstanding zero coupon convertible subordinated debentures with an aggregate face amount of $247.0 million for approximately $111.8 million. If and when appropriate opportunities present themselves, we may use a portion of our cash balances to buy back additional amounts of our zero coupon convertible subordinated debentures.*

      On August 17, 2001, we issued 5.25% convertible subordinated notes due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million (after deducting fees and expenses). The notes mature on August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. Interest is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, notes may be converted into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. We may redeem all or a portion of the notes for cash at any time on or after August 20, 2004 at a redemption price of 101.3125% of the principal amount between August 20, 2004 and August 14, 2005 and 100.0% of the principal amount after August 14, 2005. The notes are unsecured and are subordinated to all of our existing and future senior indebtedness and are pari passu with respect to the zero coupon subordinated debentures due 2018.

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

Our Quarterly Financial Results Will Likely Fluctuate

      Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	volume, size and timing of new licenses and renewals of existing licenses;

•	our ability to timely and accurately obtain end-user sales information and information related to inventory levels from our distributors;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	our ability to successfully integrate PGP Security’s products and technology into our McAfee and Sniffer product groups;

•	the mix of products we sell;

•	the size and timing of our non-cash stock-based charges;

•	changes in product prices by us or our competitors;

•	trends in the computer industry and general economic conditions;

•	our ability to develop, market and sell our products;

•	current and future costs or charges related to acquisitions or dispositions of technology or businesses, including our planned disposition of the Gauntlet firewall and our PGP desktop and wireless encryption products;

•	fluctuations in our expenditure levels related to our efforts to expand our international sales organization;

•	our investment experience related to our strategic minority equity investments;

•	the components of our revenue, particularly that portion attributable to our ASP/ MSP subscription model, that is deferred;

•	the effectiveness of our channel strategy and our mix of direct and indirect revenues;

•	pressure on employee wages as competition for skilled employees increases; and

•	costs related to extraordinary events including litigation or any reductions in forces.

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

      We market a significant portion of our products to end-users through intermediaries, such as distributors. We recognize revenue on products sold by our distributors when the distributor sells our products to the end users. To determine our business performance at any point in time or for any given period, we must timely and accurately gather sales information from our intermediaries’ information systems, at an increased cost to us. Our intermediaries’ information systems may be less accurate or reliable than our internal systems. The timing of closing larger orders sold directly to end-users of our products increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific customer for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results and cash flow for that quarter could be materially adversely affected.

We Face Risks Associated with the Planned Integration of Our PGP Product Group into Our McAfee and Sniffer Product Groups

      In the fourth quarter of 2001, we plan to integrate the activities of our PGP product group into our McAfee and Sniffer product groups with some PGP products being sold. Risks faced by us in conjunction with this planned integration include:

•	overall net revenue may be adversely impacted for at least the near-term as we integrate some of PGP’s security products and seek to sell other PGP product lines;

•	actual restructuring charges in Q4 2001 may exceed our initial estimate of $9.0 to 11.0 million;

•	we may not realize our estimated expense savings of approximately $50 million in fiscal 2002 in full or on a timely basis;

•	we may experience increased customer dissatisfaction or customer losses as a result of the integration, particularly from customers that license the Gauntlet firewall and PGP desktop and wireless encryption technologies that we plan to sell;

•	we may experience difficulty in integrating the PGP technologies and products and the integration could result in delays in the development of new products or enhancements to existing products;

•	management’s focus on the integration may distract attention from our day-to-day business, and may disrupt key research and development, marketing or sales efforts; and

•	we may be unable to sell the Gauntlet firewall and PGP desktop and wireless encryption technologies on favorable terms, on a timely basis, or at all.

Our Customers May Cancel or Delay Their Purchases of Our Products, or It Could Take Longer for Us to Sell Our Products

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

We Sell Our Products Through Intermediaries, Who May Not Vigorously Market Our Products or May Have Difficulty in Timely Paying for Purchased Products

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

      Substantially all of our indirect sales are made through a limited number of distributors. In addition, our agreements with distributors may be terminated by either party without cause. As a result, we may experience a significant interruption in the distribution of our products if one of our significant distributors terminates its distribution agreement. Such an interruption could have an adverse impact on our financial condition, results of operations and cash flow.

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

      We hired a significant number of new employees in 2000 and the first nine months of 2001 and we may continue to add new employees to fill positions vacated by departing employees and to expand our business. We will face challenges in attracting and assimilating qualified new employees, in particular, in key international markets, such as Japan, the United Kingdom, Germany and other regions. Recently, we hired new heads of our European and Latin American operations. We expect that there may be reduced levels of productivity as these individuals are trained and otherwise adapt to our organization.

Pending or Future Litigation Could Have a Material Adverse Impact on Our Results of Operation and Financial Condition

      From time to time, we have been subject to litigation, including pending putative class action securities litigation against us, our directors and our officers and pending patent infringement claims. Pending or future litigation could result in substantial costs, could cause the diversion of management’s attention and resources and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

      In October 2001, our Board of Directors approved a plan to integrate the activities of our PGP product group into our McAfee and Sniffer product groups and other product lines will be sold. Specifically, the PGP VPN, PGPfire and the PGP E-Business Server will be marketed and sold as McAfee products. The CyberCop technology will be integrated into the Sniffer product line.

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

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile

      During the 12-month period ended September 30, 2001, our stock price was extremely volatile ranging from a per-share high of $23.00 to low of $4.13. Announcements, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has often been instituted. A number of putative class actions were brought against our officers, directors and us. See Note 9, Notes to the Condensed Consolidated Financial Statements. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

We Have Recently Experienced Significant Changes in Senior Management

      On January 3, 2001, our board of directors appointed George Samenuk as our chief executive officer and president. Mr. Samenuk was also subsequently named chairman of our board. On December 26, 2000, the Company announced that Peter Watkins would leave as president and chief operating officer effective December 31, 2000, and William Larson and Prabhat Goyal our then chief executive officer and chief financial officer, respectively, would leave their positions upon the appointment of the new chief executive officer. After leaving their positions Messrs. Larson, Watkins and Goyal agreed to continue serving the Company as special advisors for one year. In April 2001, Stephen C. Richards was hired as our new executive vice president and chief financial officer. We recently hired new heads of our Asia-Pacific, European and Latin American operations. In October 2001, Zachary Nelson, who was recently named our chief strategy officer, left that position but he will continue to serve as a special advisor to the Company through October 2002.

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

Computer “Hackers” May Damage Our Products and Services

      Due to our high profile in the security software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various websites. A number of websites have been subject to denial of service attacks, where a web site is bombarded with information requests eventually causing the website to overload, which causes a delay or disruption of service. If successful, any of these events could damage users’ computer systems. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses.

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

      We have made a number of venture and minority investments in private and publicly-traded companies with complementary products, services and technologies. As of September 30, 2001, the minority venture investments we continue to hold totaled $1.2 million valued at estimated fair value. The $1.2 million in minority venture investments include investments in public and private companies, amounting to $1.0 million and $200,000, respectively. We classify our investments in public companies in short-term marketable securities and classify our investments in private companies in other long-term assets. In the third quarter of 2001, we recorded a $1.0 million impairment charge in connection with these investments. For the nine months-ended 2001, we recorded a $19.1 million impairment charge in connection with these investments. We plan to continue investing and may make acquisitions of other strategic investments in the future.

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

We Will Experience Significant Amortization Charges and Face the Risk of Future Non-Recurring Charges in the Event of Impairment

      In connection with our previous acquisitions accounted for under the purchase method of accounting, until we adopt the new Statements of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets,” we will experience significant charges related to the amortization of purchased goodwill. We will continue to experience significant changes related to the amortization of purchased technology. In addition, if we determine that purchased technology and goodwill are impaired, we will be required to take a related non-recurring charge to earnings. For the three and nine months ended September 30, 2001, our amortization expense related to purchased technology and goodwill was $15.5 million and $48.0 million, respectively. We plan to adopt SFAS 142 beginning in fiscal 2002 at which time our goodwill will no longer be amortized but instead reviewed at least annually for impairment.

We May Be Required to Use a Large Portion of Our Cash Balances, Issue a Significant Amount of Our Common Stock or Incur Additional Indebtedness in Connection with the Redemption of Our Outstanding Zero Coupon Debentures

      On February 13, 1998, we issued zero coupon convertible subordinated debentures due 2018, which have an aggregate face amount at maturity of $885.5 million and generated net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the debentures was $391.06 per $1,000 of principal amount at maturity. At the option of the holder, we are required to redeem the debentures as of February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices equal to the initial issue price plus the accretion of the discount on the debentures to such dates (or $494.52, $625.35 and $790.79 per $1,000 of principal amount at maturity, respectively). In the case of such a required redemption, at our option, we may pay the aggregate redemption price in cash, shares of our common stock or a combination of cash and common stock. The number of shares of common stock so issued by us would be based on the fair value of our common stock at the time of any required redemption. On the same dates and at the same redemption prices, we may at our option redeem the outstanding debentures for cash. In the quarter ended September 30, 2001, we redeemed zero coupon convertible subordinated debentures, which had an aggregate face amount at maturity of $140.0 million, at a net price of $442.50 per $1,000 of principal amount at maturity. Assuming that as of February 13, 2003 all currently outstanding debentures are redeemed the aggregate redemption price would equal to approximately $368.6 million.

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

      Hardware based products may face greater obsolescence risks than software products. If our hardware products are not easily upgradeable to meet future market needs, they may become obsolete. In addition to lost future sales, we could incur losses or other charges in disposing of obsolete inventory, both of which could also materially adversely affect our results of operations.

We Face Risks Related to Our Application Service Provider Strategy

      With our ASP or hosted products and services, customers “rent versus buy” the software. For example, McAfee.com is dedicated to updating, upgrading and managing PCs over the Internet for consumers (pursuant to its charter) and small to medium-sized businesses (through a reseller arrangement). This web-based model is a relatively new concept and there is a risk that our ASP products and services may fail to gain market acceptance. The growth, market acceptance and ultimate profitability of our ASP services is highly uncertain and subject to a number of factors, including:

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

We May Experience Higher Overall Revenue in the Near-Term but Lower Future Recurring Revenue Due to Expected Increased Levels of Perpetual License Sales

      We may experience an increase in the number of, and amount of, our net revenue attributable to our sale of perpetual software licenses and hardware. Under a perpetual license, a customer purchases the base-line software and subsequently acquires software upgrades and updates. In contrast, under a time-based license model, customers license the software, including upgrades and updates, for a specified period of time. At the end of the initial license period, the customer must renew their software time-based license to use our software. Sales of perpetual licenses typically result in significantly higher up-front revenue and lower recurring and future revenues as the sales price for upgrades and updates tends to be significantly lower than that of a perpetual license. Factors which may contribute to this increase in perpetual sales include greater sales of hardware-based Sniffer and E-ppliance products where software is bundled onto the hardware platform and a general customer preference for perpetual licenses. To offset potential reductions in future revenue, among other things, it will be incumbent upon us to introduce new software products for sale and we may elect to unbundle some of the products previously offered by us on a bundled subscription basis.

We Face Risks Related to Relationship with McAfee.com

      We have entered into various inter-company arrangements. At September 30, 2001, we owned 36,000,000 shares of McAfee.com’s Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. McAfee.com Class A common stock is entitled to one vote per share. At September 30, 2001, our McAfee.com holdings represented approximately 79% of McAfee.com’s outstanding capital stock and approximately 92% of its total voting power.

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

Our Market Is Characterized by Rapid Technological Change; We Face Risk Associated with Product Development

      The network security and management market is highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success will depend on our ability to:

•	offer a broad range of network security and management software products;

•	continue to enhance existing products and expand product offerings;

•	develop and introduce in a timely manner new products with technological advances;

•	respond promptly to new customer requirements;

•	comply with evolving industry standards without delays in compliance;

•	provide upgrades and updates to users frequently and at low cost; and

•	remain compatible with popular operating systems such as Windows 98, Windows 2000, Windows NT and NetWare, and develop products that are compatible with new or otherwise emerging operating systems, including the introduction of Windows XP

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

      In the fourth quarter of 2001, we plan to integrate a number of PGP Security products and technologies into our McAfee and Sniffer product groups. We may be unsuccessful in integrating these technologies and the integration process could delay the development and enhancement of new and existing products.

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

      Our long-term success depends on our ability to upgrade and update existing product offerings, modify and enhance acquired products and introduce new products, which meet our customers’ needs. Future upgrades and updates may include additional functionality, respond to user problems or address compatibility problems with changing operating systems and environments. We believe that our ability to provide these upgrades and updates frequently and at low costs is key to our success. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently to avoid obsolescence. Failure to release upgrades and updates could have a material adverse effect on our business, results of operations and financial condition. We may not be successful in these efforts. In addition, future changes in Windows 98, Windows 2000, Windows NT, NetWare or other popular operating systems, could cause compatibility problems with our products. Further, delays in the introduction of future versions of operating systems or lack of market acceptance of these future versions would delay or reduce demand for our future products which were designed to operate with these future operating systems. Our failure to introduce in a timely manner new products that are compatible with operating systems and environments preferred by desktop computer users would have a material adverse effect on our business, results of operation and financial condition.

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

We Rely on the Continued Prominence of Microsoft Technology

      Although we intend to support other operating systems, our mission is to be the leading supplier of network security and management products for Windows NT/ Intel based networks. Sales of our products would be materially and adversely affected by market developments that are adverse to the Windows operating environments, including the failure of users and application developers to accept Windows NT. In addition, our ability to develop products using the Windows operating environments is dependent on our ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, including the introduction of Windows XP. We may not be able to gain the necessary access from Microsoft to its product development.

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

      There has been substantial litigation regarding the intellectual property rights of technology companies. The increased issuance of software patents in recent years has led to and is likely to continue to lead to increased patent and intellectual property litigation in the software industry. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including patent infringement cases. See Note 9, Notes to the Condensed Consolidated Financial Statements. We may also be subject to litigation in connection with our advertising and marketing programs. Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

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

Our International Operations Subject Us to Foreign Currency Fluctuations and Other Inherent Risks Related to Doing Business in Foreign Countries

      For the three months ended September 30, 2001 and 2000, net revenue from international sales represented approximately 34%, and 33%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue and we have announced our intention to focus on international growth. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

Business Interruption May Impede Our Operations and Adversely Affect Our Business

      We face a number of potential business interruption risks that are beyond our control. During 2001, the State of California has experienced intermittent power shortages, sharp increases in the cost of energy and even interruptions of service to some business customers. If power shortages continue to be a problem our business may be materially adversely effected. Additionally, we may experience natural disasters that could interrupt our business.

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

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings:

      Information with respect to this item is incorporated by reference to Note  9 of the Notes to the Condensed Consolidated Financial Statements included herein on page 12 of this Report on Form 10-Q.

Item 2.      Changes in Securities:

      Nothing to report.

Item 3.      Defaults in Securities:

      Nothing to report.

Item 4.      Submission of Matters to a Vote of Security Holders:

      None.

Item 5.      Other Information:

      The Company has revised its Insider Trading Policy to allow directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of November 12, 2001, George Samenuk, the Company’s President, Chief Executive Officer and Chairman, Kent H. Roberts, the Company’s Executive Vice President and General Counsel, and Bakul Mehta, the President of the Company’s Sniffer Technologies product group adopted Rule 10b5-1 trading plans. The Company believes that additional directors, officers and employees may establish such programs. In the quarter ended September 30, 2001, no trades were made pursuant to Rule 10b5-1 trading plans.

Item 6.      Exhibits and Reports on Form 8-K:

(a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

(b) Form 8-K. The Company filed a report on Form 8-K on August 8 and August 14, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Executive Vice President and

Chief Financial Officer

Date:  November 13, 2001

EXHIBIT INDEX

Exhibit
No.		Exhibit Title

2.1	—	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	—	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	—	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	—	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	—	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	—	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	—	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	—	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	—	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(16)
2.12	—	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(17)
3.1	—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	—	Restated Bylaws of the Registrant.(23)
3.3	—	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(18)
4.1	—	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	—	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(24)
4.3	—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(24)
10.1	—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)

Exhibit
No.		Exhibit Title

10.3	—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)
10.4	—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.5	—	Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(12)
10.6*	—	1997 Stock Incentive Plan, as Amended.(11)
10.7*	—	Stock Option Plan for Outside Directors.(13)
10.8*	—	2000 Nonstatutory Stock Option Plan.(21)
10.9*	—	Change in control agreement between the Registrant and Peter Watkins dated May 11, 1999.(19)
10.10*	—	Change in control agreement between the Registrant and William L. Larson dated May 11, 1999.(19)
10.11*	—	Change in control agreement between the Registrant and Prabhat K. Goyal dated May 11, 1999.(19)
10.12*	—	Change in control agreement between the Registrant and Zachary Nelson, dated May 11, 1999.(19)
10.13	—	Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.14	—	Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999.(20)
10.15	—	Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of July 20, 1999.(20)
10.16	—	Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.17	—	Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.18	—	Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999.(20)
10.19	—	Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of August 20, 1999.(20)
10.20*	—	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.21*	—	Employment Agreement between George Samenuk and Registrant, dated January 2, 2001.(21)
10.22*	—	Agreement between the Registrant and William Larson, dated January 2, 2001.(21)
10.23	—	Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001.(21)
10.24*	—	Agreement between the Registrant and Peter Watkins, dated December 26, 2000.(21)
10.25*	—	Agreement between the Registrant and Zachary Nelson, dated January 1, 2001.(22)
10.26*	—	Reseller agreements between the Registrant and McAfee.com, dated March 31, 2001.(22)
10.27*	—	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(22)
10.28	—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant

Exhibit
No.		Exhibit Title

10.29	—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant
10.30	—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant
10.31	—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant
10.32	—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.
10.33	—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.
10.34	—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.
10.35	—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.
10.36	—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.
10.37	—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.
10.38	—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.
10.39	—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.
10.40	—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.
10.41	—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.
10.42	—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant
10.43	—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant
10.44	—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant
10.45	—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant
12.1	—	Calculation of Ratio of Earnings to Fixed Charges

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(12)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.

(13)	Incorporated by reference from the Registrant’s Registration Statement filed on Form S-8 filed with the Commission on December 2, 1997.

(14)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(15)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(16)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(17)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(18)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(20)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(21)	Incorporated by reference from the registrant’s report on form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(22)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(23)	Incorporated by reference from the Registrant’s report on Form 10Q for the quarter ended June 30, 2001 filed with the Commission on August 6, 2001.

(24)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.