Form 10-K
period 2001-12-31
NETWORKS ASSOCIATES INC/
filed 2002-02-08
CIK 890801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-20558

Networks Associates, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0316593 (I.R.S. Employer Identification Number)
3965 Freedom Circle Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code: (408) 988-3832

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 2001 was approximately $3,582,411,290. The number of shares outstanding of the issuer’s common stock as of December 31, 2001 was 140,699,222.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2002.

PART I

Item 1.     Business

General

      Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. In some instances, we have also indicated forward looking statements with an asterisk (*). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 11 in this document.

      Networks Associates, Inc. was formed in December 1997, by the combination of McAfee Associates, Inc. and Network General Corporation. Following the combination, McAfee changed its legal name to Networks Associates, Inc. and we do business under the name Network Associates. In 1999, our subsidiary McAfee.com sold to the public its Class A common stock as a part of its initial public offering.

OVERVIEW

      We are a leading supplier of network security and network management solutions. We operate through two businesses consisting of our infrastructure business and McAfee.com, our publicly traded subsidiary. Our infrastructure business is operated in six geographic regions: the United States, Europe, Japan, Canada, Asia-Pacific and Latin America. McAfee.com is an application service provider, or ASP, targeted at consumers and small to medium-sized businesses.

      The majority of our net revenue has historically been derived from our McAfee anti-virus products and our Sniffer Technologies network fault and performance products. In addition to these two flagship products, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, we strengthened our anti-virus lineup by adding complementary products in the firewall, intrusion detection, encryption, and virtual private networking categories. On the network management side, we built upon our Sniffer Technologies line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product lines.

      To more effectively market our infrastructure products in our various geographic regions, we have combined complementary products into separate product groups, as follows:

•	McAfee, which delivers world-class anti-virus and security products and services;

•	Sniffer Technologies, which is a leader in network availability and system security products; and

•	Magic Solutions, which is a leading provider of web-based service desk solutions.

      In the fourth quarter of 2001, we substantially completed integrating the activities of our PGP product group into our McAfee and Sniffer product groups. The PGP product group accounted for approximately 6%

of our net revenue in 2001. Former PGP products now marketed and sold as McAfee products include the McAfee VPN, McAfee Desktop Firewall (our distributed firewall) for corporate users and the McAfee E-Business Server. The CyberCop vulnerability assessment technology was integrated into the Sniffer product line. We are seeking buyers for the PGP desktop encryption and Gauntlet firewall products.

      In 2001, our infrastructure business, including the recently integrated PGP product group, accounted for approximately $772.5 million in net revenue and a net operating loss of $82.0 million. In 2001, McAfee.com accounted for approximately $62.0 million in net revenue and a net operating loss of approximately $192,000.

McAfee Product Group

      McAfee’s products and services provide solutions designed to enforce anti-virus policies and measure the performance of anti-virus activities and deliver network security. The McAfee product group includes products and services that provide multi-layer anti-virus protection, management and reporting for desktops, servers, GroupWare, Internet technologies, and wireless technologies. The McAfee product group also includes distributed firewalls and virtual private network products for corporate users. McAfee’s services are provided by McAfee’s Anti-Virus Emergency Response Team (AVERT). AVERT augments McAfee’s product offerings by identifying new viruses and deploying anti-virus solutions to our customers. McAfee customers are primarily corporate customers, including customers in the managed service market (such as, ASPs, and managed service providers, or MSPs).

Sniffer Technologies Product Group

      Sniffer Technologies’ products and services provide customers with network and application management solutions designed to maximize network availability and performance and system security. Sniffer Technologies’ products capture data, monitor network traffic and collect key network statistics. Sniffer Technologies’ products are also designed to optimize network and application performance and increase network reliability by uncovering and analyzing network problems and system vulnerabilities and recommending solutions to such problems, automatically and in real-time for mid-level and high-speed networks. Sniffer Technologies’ products also proactively monitor and diagnose network and application-level problems on complex, multi-segment networks from centralized locations as well as troubleshooting high-speed telecommunications and Internet service provider networks. Sniffer Technologies’ customers are primarily corporate customers, including customers in the managed service market.

Magic Solutions Product Group

      Magic Solutions’ products provide customers with a web-based set of tools to manage their customer support and problem management needs. Magic Solutions’ product group consists of products that promote information sharing, facilitate workflow, and improve service delivery. Magic Solutions’ products include the Magic Total Service Desk Suite, a 100% browser-based service desk and problem management solution. In addition, Magic Solutions’ stand-alone products include Magic HelpDesk, Self Service Desk, Remote Desktop and Event Management. Magic Solutions’ customers are primarily corporations.

McAfee.com — Our Publicly Traded Subsidiary

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

      Under the terms of our licensing agreement with McAfee.com, McAfee.com’s business has historically been targeted exclusively at consumers. In March 2001, we entered into a reseller agreement with McAfee.com allowing it to expand its product offerings with McAfee.com for Business. McAfee.com for Business is a website serving the security needs for small and medium-sized businesses delivering managed applications services that allow businesses to provide anti-virus and firewall security for their desktop PCs.

      As of December 31, 2001, we owned 36.0 million shares of McAfee.com Class B common stock, entitled to three votes per share and representing approximately 76% of McAfee.com’s outstanding common stock and 90% of its total voting power.

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

      Consulting Services supports product integrations and deployment with an array of standardized and custom offerings. Consulting Services also offers other services ranging from proactive and emergency troubleshooting to network design, planning and simulation. We supplement our consulting service capabilities through the use of outside professional service providers, including system integrators. Our consulting services organization is organized around our three product groups.

      Education Services represents the combined training organizations of Sniffer University, McAfee University and Magic University. Together, these training organizations offer customers an extensive curriculum of computer network technology courses, including protocol analysis and troubleshooting, security, help-desk and network management tools. Education Services provides public classes and customized on-site training at customer locations.

      The PrimeSupport program provides our customers online and telephone-based technical support in an effort to ensure that our products are installed and working properly. To meet customers’ varying needs, PrimeSupport offers a choice of the online KnowledgeCenter or the telephone-based Connect, Priority and Enterprise. All PrimeSupport programs include software updates and upgrades. PrimeSupport is available to all customers on a worldwide basis from various regional support centers.

•	PrimeSupport KnowledgeCenter — Consists of a searchable, knowledge base of technical solutions and links to a variety of technical documents such as product FAQs and technical notes.

•	PrimeSupport Connect — Provides toll-free telephone access to technical support during regular business hours and access to the online KnowledgeCenter.

•	PrimeSupport Priority — Provides support for critical operations with priority, unlimited, toll-free telephone access to technical support 24 hours a day, 7 days a week and access to the online KnowledgeCenter.

•	PrimeSupport Enterprise — Offers proactive, personalized service for the most business critical operations and includes an assigned technical support engineer from our elite Enterprise support team, proactive support contact (telephone or email) with customer-defined frequency, election of five designated customer contacts and access to the online KnowledgeCenter.

NAI Labs

      NAI Labs is our research and development organization dedicated to advanced network and information systems security technology. NAI Labs is actively conducting research in the areas of network security, cryptography, security infrastructure and other network security and network defense projects. NAI Labs has ongoing projects funded through DARPA (the U.S. Defense Advanced Research Projects Agency), Air Force, Navy, Army, NSA and other Department of Defense and U.S. government agencies. NAI Labs makes a number of its research prototypes available as open source software and support several open source community initiatives.

Product Licensing Model

      We typically license our products to corporate and government customers on a subscription basis, for a period of two years or on a perpetual basis. Beginning in October 2000, we began selling our two-year subscription licenses with one-year (first year) of maintenance. Previously, our two-year subscription licenses included two years of maintenance. During the first year of the two-year subscription license, the customer has the option to purchase the second year of maintenance. The purchase price for the second year of maintenance is set at the time of purchase of the two-year subscription license. As the software licenses or maintenance contracts near expiration, we contact customers to renew their licenses or maintenance contracts, as applicable. We believe that providing the customer the option to purchase the second year of maintenance provides the customer greater flexibility in selecting the appropriate level of maintenance support. Electronic distribution of our products and upgrades allows us to offer upgrades and updates on a more regular basis than companies using traditional distribution methods.

      Our licensing model also creates the opportunity for recurring revenue for us through the renewal of existing licenses. By offering two-year licenses as opposed to traditional perpetual licenses, we are also able to meet a lower initial cost threshold for customers with annual budgetary constraints. The renewal process also provides an opportunity to cross-sell new products and product lines to existing customers.

      We also provide single user and corporate user licenses for our products under traditional perpetual licenses with product updates, upgrades and support available to customers under separate maintenance contracts. As compared to subscription licenses, sales of perpetual licenses typically result in significantly higher up-front revenue and lower recurring and future revenues as the sales price for upgrades and updates tends to be significantly lower than that of a perpetual license. We typically sell perpetual licenses in connection with sales of our hardware-based Sniffer and E-ppliance products where software is bundled with the hardware platform.

Hosted Applications Subscription Model

      For our ASP or hosted products and services, customers essentially “rent” the use of our software. Because our ASP services are “version-less,” or self updating, customers using these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. McAfee.com provides software using a related subscription model. Paid McAfee Clinic subscribers receive a time-based subscription to the service.

      In 2001, the McAfee Product Group introduced its ASaP offerings. These are hosted products and services which provide the most up-to-date anti-virus software to corporate customers. These offerings include VirusScan ASaP, which provides anti-virus protection to desktops and file servers, VirusScreen ASaP, which screens e-mails to detect and quarantine viruses and infected attachments, and WebShield e500 ASaP, which combines a McAfee WebShield e-ppliance with hosted monitoring services that keep the e-ppliance continuously up to date to stop viruses at the Internet gateway before they enter an organization.

Sales and Marketing

      To augment and capitalize upon our marketing efforts, our sales and marketing activities are directed primarily at large corporate and government customers, as well as to resellers, distributors and system integrators worldwide through the channels listed below.

United States Direct Sales

      Our United States direct sales force, constituting the majority of our sales force, is organized by product group, with three separately focused sales organizations selling by product group. Each of these sales organizations consists of field sales representatives who are located regionally and outbound telesales representatives who actively market our individual product groups, focusing on small customers and transactions. Our corporate telesales representatives also respond to prospective customers who contact us as a result of a particular marketing program or after electronically evaluating one of our products. To augment our sales organization, our executives are involved with sales to many major accounts.

      All of our United States sales representatives are responsible for developing new business as well as the renewal of our existing licenses. Prior to expiration of a license, a sales representative contacts the customer and encourages the customer to renew the expiring license and determines if the number of computers licensed needs adjustment and, additionally, markets new products and product groups to this existing customer.

International Sales

      We have sales and support operations in Europe, Japan, Canada, Asia-Pacific and Latin America. In 2001, international revenues accounted for approximately 35% of our net revenues. In 2001, we announced our intention to significantly expand our international sales activities, and we hired new heads of our Asia-Pacific, European and Latin American operations.

      We recently organized our international sales forces by region. In addition to the United States, the principal geographic regions are Europe, Japan, Canada, Asia-Pacific, and Latin America. Within these regions, sales forces are organized by country where appropriate. Our international direct sales force is organized by our three product groups when and where local demand and sales force considerations make this action advisable. Outside of the United States, each product group’s sales force reports to the regional sales head.

Resellers and Distributors

      To complement our direct sales efforts, we market many of our products through corporate resellers and distributors, and indirectly through retailers. We currently utilize corporate resellers, including ASAP Software, Corporate Software & Technology, Softmart, Software House International and Software Spectrum, which focus primarily on selling site licenses of our software to corporate customers.

      Independent software distributors who currently market our products include Ingram Micro, Merisel America, MOCA and Tech Data. These distributors market our products primarily to large retailers, value added resellers, or VARs, and mail order companies. Through our authorized distributors, we sell our retail packaged products to several of the larger computer and software retailers in the United States, including Best Buy, Comp USA, Fry’s, Office Depot, Office Max and Staples. Several members of our channel sales force work closely with our major reseller and distributor accounts to manage orders, promotions and selling activities.

      Our top ten distributors typically account for between 37% and 42% of our net revenue each quarter. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to represent our products. If one of our significant distributors terminated its relationship with us, we could experience a significant interruption in the distribution of our products.

      Commencing January 1, 2001, we implemented a sell-through business model for distributors under which we recognize revenue on products sold through distributors at the time our distributors resell the products to their customers. Under this business model, our distributors are permitted to purchase software licenses at the same time they fill customer orders and to pay for hardware and retail products only when these products are resold to the distributors’ customers. In addition, prior to the resale of our products, our distributors are permitted unlimited unconditional rights of return. After sale by the distributor to its customer, there is no right of return from the distributor to us with respect to such product, unless we approve the return from the final customer to the distributor.

Original Equipment Manufacturers

      Original Equipment Manufacturers, or OEMs, license our products and bundle them with PC hardware or software. OEMs typically sublicense a single version of our products to end users who must contact us in order to receive their updates. We typically receive a per-copy royalty from our OEMs. Subject to limited exceptions, our OEM activities are conducted through McAfee.com.

Other Marketing Activities

      Our principal means of marketing our products and services is through the Internet. In addition to the NAI.com website, each of our product groups and McAfee.com have their own individual websites. A number of these websites are localized to serve the various geographic regions in which we operate. Not only do each of these websites contain various marketing materials and information about our products, but website visitors may download and purchase products or obtain free trials of our products or trial subscriptions for hosted products and services. We also promote our products and services through advertising activities in trade publications and direct mail campaigns and strategic arrangements. In addition, we attend trade shows, sponsor conferences and publish a quarterly newsletter, which is mailed to existing and prospective customers.

Customers

      We primarily market our products to large corporate and government customers directly through our direct sales organization and indirectly through resellers and distributors. A majority of our products are distributed indirectly through resellers and distributors. In the U.S., substantially all our indirect sales are through four major distributors. In Europe, substantially all indirect sales are made through five major distributors. During 2001, one customer, Ingram Micro, accounted for approximately 27% of our net revenue.

      We primarily market our products directly to individual consumers through online distribution channels and indirectly through traditional distribution channels, such as retail stores. McAfee.com is responsible for online distribution of our products sold to individual consumers over the Internet or for Internet-based products and for the licensing of technology to OEMs for sale to individual consumers, subject to certain exceptions.

Product Development and Acquisition

      We believe that our ability to maintain our competitiveness will depend in large part upon our ability to successfully enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software includes low barriers to entry, rapid technological change, and is highly competitive with respect to timely product introductions. As part of our growth strategy, we have made and expect to continue to make investments in complementary businesses, products and technologies.

      In addition to developing new products, our internal development staff is also focused on developing upgrades and updates to existing products and modifying and enhancing any acquired products. Future upgrades and updates may include additional functionality, respond to user problems or address compatibility problems with new or changing operating systems and environments.

      Excluding stock-based compensation charges, we expended $142.1 million, $171.6 million and $148.2 million in 2001, 2000 and 1999, respectively, on research and development.

Manufacturing and Suppliers

      Our manufacturing operations consist primarily of assembly, testing and quality control of materials, components, subassemblies and systems for our Sniffer hardware-based and E-ppliance products. We use a limited number of third-party manufacturers for these manufacturing operations. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. The loss of one of our third-party manufacturers could disrupt our business. Hardware-based products entail other risks, such as the unavailability of critical components which are supplied by a limited number of parties and greater obsolescence risks.

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

      We believe that we compete favorably against our competitors in each of these areas. However, some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating the market with their network security and management products.

      Anti-Virus. Our principal competitor in the anti-virus market is the Norton Product Group of Symantec. Trend Micro remains the strongest competitor in the Asian anti-virus market, with Dr. Ahn’s making recent inroads, particularly in Japan and Korea.

      Network Security. Our principal competitors in the security market vary by product type. For firewalls, our principal competitors include CheckPoint, Symantec, and larger companies such as Cisco Systems and Microsoft. For intrusion detection products, we compete with Cisco Systems, Internet Security Systems and Symantec. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

      Network Management. Our principal competitor in the network management market is Agilent. Other competitors include Acterna Corporation, Cisco Systems, Computer Associates, Compuware, Concord Communications, DeskTalk Systems, GN Nettest, Network Instruments, Radcom Technologies, Shomiti Systems and WildPackets.

      Help Desk. Our principal competitors in the help desk market are Computer Associates, FrontRange Solutions and Peregrine Systems.

      Other Competitors. We also face competition from large software companies such as HP, Intel, Microsoft and Novell, which may offer network security and management products as enhancements to their operating systems.

Proprietary Technology

      Our success depends significantly upon proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect proprietary rights to our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products. We do not typically obtain signed license agreements from customers who license products directly from us. Rather we include an electronic version of a “shrink-wrap” license in all of our electronically distributed software and a printed license in the box for our products. Since none of these licenses are signed by the licensee, many legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. The steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. For example, we are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us.

Network Associates/ McAfee.com Intercompany Agreements

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

      License Agreement. Under the terms of our license agreement:

      Licensed Technology. Network Associates and McAfee.com granted to each other limited rights to each others’ patents, copyrights, trademarks and trade secrets for use in defined markets. McAfee.com granted us worldwide, non-exclusive rights to McAfee.com’s patents and exclusive rights to use McAfee.com’s copyrights, trademarks and trade secrets to deliver products and services to enterprise customers and individual consumers by any means other than the Internet. Under the agreement, McAfee.com was granted worldwide, non-exclusive rights to our patents and exclusive rights to use our copyright, trademark and trade secret rights to create and deliver products and services directly or indirectly to individual consumers over the Internet or for Internet-based products. Each party is also permitted to create products derived from the technology licensed to it by the other. The creating party retains ownership of their newly derived products but these derived products are licensed to the other party subject to the terms of the license agreement.

      Royalty Payments. In consideration for the rights granted under the license agreement, we are required to pay McAfee.com a flat quarterly royalty of $250,000. In consideration for the rights granted by us to McAfee.com under the license agreement, McAfee.com is required to pay us a 7% royalty on revenues recognized from product and subscription sales that include our technology.

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

      Term and Termination. The license agreement will remain in effect perpetually, but may be terminated, among other circumstances, by the non-defaulting party, in the event of a material breach by the other party that remains uncured for 30 days following notice of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination.

      Reseller Agreements. In March 2001, we entered into reseller agreements with McAfee.com. Under these agreements, McAfee.com may resell our products to business customers, except in Japan, and in certain countries, we may resell McAfee.com products to OEMs and end-users directly or through ASPs.

      Services Agreement. Under this agreement, we provide services relating to tax, insurance, employee benefits and administration, corporate record keeping and information technology. For these services, we charge a portion of the cost of our provision of the services to McAfee.com, including all related expenses, which is allocated based on headcount, plus a ten percent mark-up. In addition, from time to time, we may provide additional services, including legal and accounting services. The services agreement may be terminated either by McAfee.com on 30 days notice or by us when we cease to own a majority of the outstanding voting stock of McAfee.com.

      Registration Rights Agreement. Under this agreement, we, or any transferee of at least 10% of our McAfee.com shares, can include such shares of McAfee.com common stock in any future registration of common stock made by McAfee.com, other than any registration statement relating to an acquisition or stock option plan. In addition, we or any transferee of at least 10% of our McAfee.com shares can request that McAfee.com file a registration statement for the public sale of such shares of McAfee.com stock.

      Joint Cooperation Agreement. The joint cooperation and master services agreement with McAfee.com governs the provision of technology services among the parties. Under this agreement, our anti-virus emergency response team, or AVERT, will provide McAfee.com with research and solutions for virus events. The agreement also contains standard terms and conditions governing the provision of technology services from one party to the other under statements of work that may be negotiated from time to time. We pay McAfee.com a fee for these services in an amount equal to 10% of McAfee.com’s total quarterly technology costs plus a 10% service charge.

      Tax Sharing Agreement. Under this agreement, McAfee.com pays federal, state and local income tax liability amounts to us, determined on a pro forma basis as if McAfee.com filed its own separate income tax returns for each year. We will not reimburse McAfee.com for McAfee.com’s or any other group member’s use of their net operating loss or other tax benefits in any consolidated or combined return. However, McAfee.com will be able, during the term of the agreement, to take into account its past and future net operating loss and other tax attributes for purposes of computing its hypothetical separate income tax return liability payment to, or refund from, us.

      The tax sharing agreement will terminate if McAfee.com is no longer eligible to join us in the filing of a consolidated federal income tax return. In the event of such termination, any net operating losses or other carryforward amounts would not be available to McAfee.com upon departure from the group. Under the agreement, McAfee.com will not be reimbursed for any such loss of tax benefits.

      Indemnification and Voting Agreement. Under this agreement, except as contemplated below, we will indemnify and defend McAfee.com harmless for all losses related to any third party claims relating to events or circumstances arising out of any action or inaction of us, including our subsidiaries and officers and directors, on or prior to December 2, 1999, the date on which McAfee.com completed its initial public offering. Matters for which we are not obligated to indemnify McAfee.com include:

•	any obligations assumed by McAfee.com, or payments required to be made by McAfee.com, under its agreements with us;

•	any losses resulting from third party claims that are related to intellectual property developed by McAfee.com between August 20, 1999 and December 2, 2000;

•	any obligations incurred by McAfee.com in the ordinary course of business;

•	any losses resulting from third parties claims made against McAfee.com alleging infringement of intellectual property rights unknown as of the closing of McAfee.com’s initial public offering; and

•	any losses resulting from third parties claims related to or arising from a material misstatement contained in or material omission from the prospectus or the registration statement for McAfee.com’s initial public offering.

      In the event of a claim relating to a product that includes components supplied by McAfee.com and components supplied by us, we have the right to determine whether and to what extent McAfee.com is entitled to indemnification, after reasonable consultation with McAfee.com.

      For so long as we own at least 20% of McAfee.com’s outstanding voting power, we must vote our shares of McAfee.com’s capital stock in favor of the election of two independent directors. Additionally, if, as described below under the stockholders agreement, we have a change of control which is not approved by our continuing directors, we have agreed to vote to elect a majority of independent directors to McAfee.com’s board.

      Stockholders Agreement. Under this agreement, we have agreed that if (1) without the prior approval of our continuing directors, as defined below, any person acquires or agrees to acquire 15% or more of our outstanding common stock or (2) our continuing directors cease to constitute a majority of serving directors, then for so long but only for so long as that condition exists:

•	our shares of McAfee.com Class B common stock are entitled to only one vote per share instead of three votes per share; and

•	we are obligated to vote our McAfee.com shares to cause, and to take such actions reasonably within our control to cause, and to seek to cause the McAfee.com directors appointed by us to cause, McAfee.com’s board of directors to consist of at least a majority of independent directors.

      Our continuing directors will consist of our current directors and any subsequent directors approved or not objected to by a majority of our then-continuing directors.

Employees

      As of December 31, 2001, we employed 3,659 individuals worldwide. Competition for qualified management and technical personnel is intense in the software industry. Our continued success depends in part upon our ability to attract and retain qualified personnel. With limited exceptions, none of our employees are represented by a labor union and we believe that our employee relations are good.

RISK FACTORS

      Investing in our common stock involves a high degree of risk. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we deem immaterial may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results and financial condition and could result in a complete loss of your investment

Our Financial Results Will Likely Fluctuate.

      We were not profitable in 2001, 2000 and 1999. In 2001, we had a net loss of $100.7 million on net revenues of $834.5 million compared to a net loss of $102.7 million on net revenues of $745.7 million in 2000 and a net loss of $159.9 million on net revenues of $683.7 million in 1999.

      Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue. As a result, we believe that period-to-period comparisons of our financial results should not be relied on as an indicator of our future results. Our expense levels are based in part on our expectations regarding future revenues and in the short term are relatively fixed. We may be unable to adjust our expenses in time to compensate for any unexpected revenue shortfall.

Operational Factors.

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from quarter to quarter include:

•	volume, size and timing of new licenses and renewals of existing licenses;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and whether those products are sold directly by us or indirectly through distributors and whether, in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	costs or charges related to our acquisitions or dispositions, including our planned disposition of the Gauntlet firewall and our PGP desktop and wireless encryption product lines;

•	the components of our revenue, particularly that portion attributable to our ASP/MSP subscription model, that are deferred; and

•	stock-based compensation charges and costs related to extraordinary events, including litigation and any reductions in forces.

Seasonal and Macroeconomic Factors.

      Our net revenue is typically higher in the fourth quarter, as many customers complete annual budgetary cycles, and lower in the summer months when many businesses experience lower sales, particularly in the European market. In recent periods, poor economic conditions in Asia, particularly Japan, and Latin America have hurt our business. Customer concerns about weakening U.S. and global economic conditions and the uncertainties following the terrorist attacks of September 11, 2001 could also harm our business.

It Is Difficult For Us To Estimate Operating Results Prior To The End Of A Quarter.

      Because we do not maintain a significant level of backlog, product revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. Historically, we have experienced a trend toward more product orders, and therefore, a higher percentage of revenue shipments, in the last month of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of a quarter to place their order.

We Face Risks Associated With The Integration Of Our PGP Product Group Into Our McAfee And Sniffer Product Groups.

      We recently integrated most of the PGP products into our McAfee and Sniffer product groups and are seeking buyers for the remaining assets. Risks related to the integration and possible sales include:

•	we may not realize our estimated expense reductions of approximately $50 million in 2002 in full or on a timely basis;

•	we may experience increased customer dissatisfaction or customer losses, particularly from customers licensing the Gauntlet firewall and PGP desktop and wireless encryption technologies that we plan to sell; and

•	we may be unable to sell the Gauntlet firewall and PGP desktop and wireless encryption technologies on favorable terms, on a timely basis, or at all.

We Have Recently Experienced Significant Changes In Senior Management And Plan To Add New Members Of Senior Management.

      On January 3, 2001, our board of directors appointed George Samenuk as our chief executive officer and president. In April 2001, Stephen C. Richards was appointed as our executive vice president and chief financial officer and was recently named our chief operating officer. In October 2001, Zachary Nelson, who was recently named our chief strategy officer, left that position. We have also recently hired new heads of our Asia-Pacific, European and Latin American operations. In December 2001, Gene Hodges, the president of our McAfee product group, was appointed president of Network Associates and we hired Art Matin to replace Gene Hodges as the president of the McAfee product group. We intend to continue to add new members to senior management. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers. It may take significant time to locate, retain and integrate qualified management personnel.

Critical Personnel May Be Difficult To Attract, Assimilate And Retain.

      Our success depends in large part on our ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management employees. Competition for qualified employees is intense, resulting in upward pressure on wages. In addition to our recent management additions, we hired a significant number of new employees in 2000 and 2001. We may continue to add new employees to fill positions vacated by departing employees and to expand our business. There may be reduced levels of productivity as recent hires are trained and otherwise assimilate and adapt to our organization.

      Other than executive management who have “at will” employment agreements, our employees are not typically subject to an employment agreement or non-competition agreement. We may be unsuccessful in retaining key personnel. For example, after April 22, 2000, the end of the 12-month lock-up period for options repriced in April 1999, we experienced a larger than normal level of employee departures as many of these employees elected to terminate their employment with us. We may also have difficulties in retaining employees because many of our employees hold options to purchase our stock at prices significantly above the current market price for our stock.

We Face Risks Related To Our International Operations.

      For 2001 and 2000, net revenue from international sales represented approximately 35% and 37%, respectively, of our net revenue. We intend to focus on international growth and expect international revenue to account for a significant percentage of our net revenue. Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of the reorganization of our international sales forces by regions;

•	the need to train and integrate the new heads of Asia-Pacific, Europe and Latin America;

•	uncertainties relative to regional economic circumstances, including the continued economic weakness in Asia and a weak Euro;

•	currency fluctuations and risks related to hedging strategies;

•	political instability in emerging markets;

•	tariffs, trade barriers and export restrictions; and

•	a high incidence of software piracy in some countries.

We Depend On Revenue From Our Flagship Anti-Virus And Sniffer Products.

      We have historically derived a majority of our net revenues from our flagship McAfee anti-virus software products and Sniffer network fault and performance management products. These products are expected to continue to account for a significant portion of our net revenues for the foreseeable future. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in our pricing model, a maturation in the markets for these products or other risks described in this document.

Customers May Cancel Or Delay Product Purchases.

      Weakening economic conditions, new product introductions and expansions of our business may increase the time necessary to sell our products and require us to spend more on our sales efforts. Our products may be considered to be capital purchases by our current or prospective customers. Capital purchases are often discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business prospects or as a result of economic conditions in general.

We Face A Number Of Risks Related To Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 37% to 42% of our net revenue in any quarter. Our largest distributor, Ingram Micro, accounted for approximately 27% of net revenue during 2001.

Loss of a Distributor.

      Our distributor agreements may be terminated by either party without cause. If one of our significant distributors terminates its distribution agreement, we could experience a significant interruption in the distribution of our products.

Need for Accurate Distributor Information.

      We recognize revenue on products sold by our distributors when distributors sell our products to their customers. To determine our business performance at any point in time or for any given period, we must timely and accurately gather sales information from our distributors’ information systems, at an increased cost to us. Our distributors’ information systems may be less accurate or reliable than our internal systems.

Sale of Competing Products.

      Our distributors may sell other vendors’ products that are complementary to, or compete with, our products. While we encourage our distributors to focus on our products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

Payment Difficulties.

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $8.4 million at December 31, 2001 and $15.3 million at December 31, 2000. In 1999, one of our large European distributors, CHS, entered bankruptcy requiring us to record a related accounts receivable write-off of approximately $28.7 million. Also in 1999, Pinacor, a U.S. distributor, entered bankruptcy requiring us to record a related accounts receivable write-off of approximately $6.0 million. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectable accounts could exceed our current or future allowances.

We Expect Significant Stock-Based Compensation Charges.

      We expect to incur stock-based compensation charges related to employee options repriced in April 1999. The size of these charges could be significant depending on movements in the market value of our common stock and, in some cases, the market value of McAfee.com common stock. On December 31, 2001, the market value of our common stock and McAfee.com’s common stock was $25.85 and $33.91, respectively. Subject to a number of assumptions and limitations, including the timing and number of option exercises, for each $1.00 increase in the price of our common stock or McAfee.com’s common stock, at March 31, 2002 we could expect a stock-based compensation charge of approximately $2.3 million and $235,000, respectively. We may also incur additional stock-based compensation charges related to executive compensation arrangements.

We Face The Risk Of Future Non-Recurring Charges In The Event Of Impairment And Will Experience Significant Amortization Charges Related to Purchased Technology.

      We adopted SFAS 142 beginning in 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles, and we must evaluate our intangible assets, including goodwill and purchased technology, at least annually for impairment. For 2001, our amortization charge for purchased technology and other intangibles was $13.0 million, and our amortization charge for goodwill was $51.1 million. If we determine that these items are impaired, we will be required to take a related non-recurring charge to earnings.

We May Need To Use A Large Portion Of Our Cash Balances, Issue A Significant Amount Of Our Common Stock Or Incur Additional Indebtedness To Repurchase Our Outstanding Debentures.

      On February 13, 1998, we issued zero coupon debentures having an aggregate face amount at maturity of $885.5 million and generating net proceeds (after deducting fees and expenses) to us of approximately $337.6 million. The initial price for the debentures was $391.06 per $1,000 of principal amount at maturity. At the option of the holder, we are required to repurchase the debentures as of February 13, 2003 at a repurchase price equal to the initial issue price plus the accretion of original issue discount on the debentures to such date (or $494.52 per $1,000 of principal amount at maturity). In the case of such a required repurchase, at our option, we may pay the aggregate repurchase price in cash, shares of our common stock or a combination of cash and common stock. The number of shares of common stock so issued by us would be based on the fair value of our common stock at the time of any required repurchase. On the same date and at the same repurchase price, we may at our option redeem the outstanding debentures for cash.

      As of December 31, 2001, we had used $173.7 million of our cash to repurchase zero coupon debentures having an aggregate face amount at maturity of $387.0 million. Assuming that as of February 13, 2003, all zero coupon debentures outstanding as of December 31, 2001 are redeemed, the aggregate redemption price would equal approximately $246.5 million. As of December 31, 2001, our aggregate cash, cash equivalents and marketable securities were approximately $943.0 million, including $102.5 million held by McAfee.com.

      In anticipation of any repurchase or optional redemption of the debentures, we may issue additional indebtedness to pay all or a portion of the repurchase or redemption price. This indebtedness may be issued in a greater amount than, or on terms less favorable than, the outstanding debentures or notes.

We Face Risks Related To The Organization Of Our U.S. Professional Services Organization And Sales Efforts By Product Groups.

      Our U.S. sales force and related professional service organization are organized by product group: McAfee, Sniffer Technologies and Magic Solutions. Risks related to this structure include:

•	customer confusion or irritation related to multiple sales calls from different members of our sales forces;

•	potential losses of cross-selling opportunities and lead sharing between the separate product groups’ sales representatives;

•	possible failures by our centralized general and administrative group to meet each product group’s individualized infrastructure and support requirements; and

•	one or more of our product groups lacking sufficient qualified professional services personnel to support its products.

We Face Risks Associated With Past And Future Transactions.

Acquisitions.

      We may buy or make investments in complementary companies, products and technologies. Since 1995, we have completed a large number of significant acquisitions involving both public and private companies including the acquisition of CyberMedia and Dr. Solomon’s in 1998 and Network General in 1997. We and McAfee.com have also completed a number of smaller acquisitions and we have acquired a number of our international distributors.

      Integration of an acquired company or technology involves a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we:

•	integrate and retain key management, sales and other personnel;

•	integrate the acquired products into our product offerings both from an engineering and sales and marketing perspective;

•	integrate and support preexisting supplier, distribution and customer relationships;

•	coordinate research and development efforts; and

•	consolidate duplicate facilities and functions.

      The geographic distance between the companies, the complexity of the technologies and operations being integrated, and the disparate corporate cultures being combined may increase the difficulties of integrating an acquired company or technology. Management’s focus on the integration of operations may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition.

      Our available cash and securities may be used to buy or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of acquisition.

Investments.

      We have made a number of venture and minority investments in private and publicly-traded companies with complementary products, services and technologies. As of December 31, 2001, the minority venture investments we continue to hold totaled $2.4 million consisting of investments in public and private companies, amounting to $2.2 million and $200,000, respectively. During 2001, we recorded a $20.6 million impairment charge in connection with these investments. We may make additional strategic investments.

We Could Experience Customer And Market Confusion Due To Similarities In The Names Used By Our Different Product Groups And Subsidiaries.

      Network Associates, our product groups and our subsidiaries, often have similar and potentially confusing names, products and Web addresses. For example, our online consumer anti-virus products are sold by our publicly traded McAfee.com subsidiary, our retail and large corporate anti-virus products are sold by our retail division, which is called McAfee Retail, and our hosted anti-virus products are marketed and sold by our McAfee product group. Customers of our McAfee product group are frequently confused by the need to access information regarding our products and services at www.mcafeeb2b.com. The web address www.mcafee.com is utilized by our publicly traded subsidiary McAfee.com.

We Face Risks Related To Our Application Service Provider Strategy.

      Customers of our ASP or hosted products and services essentially “rent” the use our software. For example, McAfee ASaP offers hosted services to corporate customers and McAfee.com is dedicated to updating, upgrading and managing PCs over the Internet for consumers and small to medium-sized businesses. This web-based model is a relatively new concept, and our ASP products and services may fail to maintain or increase market acceptance. The growth, market acceptance and ultimate profitability of our ASP services is highly uncertain and subject to a number of factors, including:

•	our ability to successfully adapt existing products or develop new or enhanced products that operate in a fast, secure and reliable manner over the Internet;

•	increased expenditures associated with the creation of a new business or delivery platform, such as product development, marketing and technical and administrative support;

•	the introduction of new products by third-party competitors; and

•	our ability to properly price our products and services to generate the greatest revenue opportunities.

Our Managed Service Provider Strategy Exposes Us To Risks In Addition To Those Generally Experienced As An ASP.

      We also make our hosted products and services available over the Internet in what we refer to as a managed environment. Unlike our ASP solutions, these managed service provider, or MSP, solutions are customized, monitored and updated by networking professionals for a specific customer. To successfully offer MSP services we must:

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

We Face Risks Related To Our Relationship With McAfee.com.

      We have entered into various inter-company arrangements with McAfee.com, our publicly traded subsidiary. Pursuant to our cross license agreement with McAfee.com, we have licensed all our technology to McAfee.com for use in the markets specified below and McAfee.com has licensed its technology to us for our use outside of McAfee.com’s markets. Our license and other agreements with McAfee.com expose us to risks, including:

•	subject to the reseller agreement described below, McAfee.com has the exclusive right to use the licensed technology for providing single-user consumer licenses for our products and services sold over the Internet or for Internet-based products and licensing the technology to original equipment manufacturers for sale to individual consumers;

•	we may not offer a product incorporating third-party technology if those products are competitive with products offered by McAfee.com;

•	the license agreement is perpetual and may only be terminated by us if McAfee.com fails to cure a material breach of the license within 30 days after we notify it of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination; and

•	we are required to indemnify McAfee.com with respect to litigation related to our licensed technology.

      These risks manifest themselves, among other ways, in terms of customer confusion, sales force confusion over market boundaries and possible conflicts between the companies.

      In March 2001, we entered into reseller agreements with McAfee.com. Under these agreements, McAfee.com may resell our products to business customers, except in Japan, and, in certain countries, we may sell McAfee.com products to OEMs and end-users directly or through ASPs.

We Are Subject To Intense Competition In The Network Management And Security Markets And We Expect To Face Increased Competition In The Future.

      The markets for our products are intensely competitive and we expect competition to increase in the near-term. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources.

Anti-Virus Software.

      Our principal competitor in the anti-virus market is the Norton Product Group of Symantec. Trend Micro remains the strongest competitor in the Asian anti-virus market, with Dr. Ahn’s making recent inroads, particularly in Japan and Korea. Other anti-virus competitors include numerous smaller companies and shareware authors that may in the future develop competing software or be consolidated into larger competitors.

Network Security.

      Our principal competitors in the security market vary by product type. For firewalls, our principal competitors include CheckPoint, Symantec, and larger companies such as Cisco Systems and Microsoft. For intrusion detection products, we compete with Cisco Systems, Internet Security Systems and Symantec. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

Network Management.

      Our principal competitor in the network management market is Agilent. Other competitors include Acterna Corporation, Cisco Systems, Computer Associates, Compuware, Concord Communications,

DeskTalk Systems, GN Nettest, Network Instruments, Radcom Technologies, Shomiti Systems and WildPackets.

Helpdesk.

      Our principal competitors in the help desk market are Computer Associates, FrontRange Solutions and Peregrine Systems.

Other Competitors.

      We also face competition from large software companies such as HP, Intel, Microsoft and Novell, which may offer network security and management products as enhancements to their operating system.

We Face Product Development Risks Associated With Rapid Technological Changes In Our Market.

      The network security and management market is highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	offer a broad range of network security and management software products;

•	enhance existing products and expand product offerings;

•	respond promptly to new customer requirements and industry standards; and

•	remain compatible with popular operating systems such as Linux, NetWare, Windows XP, Windows 2000, Windows 98 and Windows NT, and develop products that are compatible with new or otherwise emerging operating systems.

      We may experience delays in software development as we have at times in the past. Complex software products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or harm market acceptance.

      Our long-term success depends on our ability to keep our products current. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently to avoid obsolescence. Accordingly, we must upgrade and update existing product offerings, modify and enhance acquired products and introduce new products which meet our customers’ needs. We believe that our ability to provide these upgrades and updates frequently and at low costs is key to our anti-virus success.

Competitors May Include Products Similar To Ours In Their Hardware Or Software And Render Our Products Obsolete, And If There Are Fewer Weaknesses In Third-Party Software, The Perceived Need For Our Software May Decline.

      Vendors of hardware and of operating system software or other software (such as firewall or e-mail software) may enhance their products or bundle separate products to include network security and management software similar to our products. From time to time, Microsoft has indicated that it would incorporate its own anti-virus software or functionality into its products. The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other software could render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. If we are unable to develop new network security and management products to further enhance operating systems or other software and to successfully replace any obsolete products, our business could suffer.

      Many current viruses exploit known weaknesses in third-party software. If these weaknesses are corrected or, if there are fewer third-party software weaknesses, the perceived need for our products may decline.

Our Hardware Based Products Face Manufacturing, Supply, Inventory, Licensing And Obsolescence Risks.

Third-Party Manufacturing.

      We rely on a small number of third parties to manufacture some of our hardware-based Sniffer and E-ppliance products. We expect the number of our hardware-based products and our reliance on third-party manufacturers to increase as software-only network security and management solutions become less viable. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of our third party manufacturers cannot or will not manufacture our products in required volumes, on a cost-effective basis, in a timely manner, or at all, we will have to secure additional manufacturing capacity. Even if this additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments. The unexpected loss of any of our manufacturers would be disruptive to our business.

Sourcing.

      Our hardware-based products contain critical components supplied by a single or a limited number of third parties. Any significant shortage of components or the failure of the third-party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders.

Third-Party Licenses.

      Some of our hardware-based products incorporate licensed software. We must be able to obtain reasonably priced licenses and successfully integrate this software with our hardware.

Obsolescence.

      Hardware based products may face greater obsolescence risks than software products. We could incur losses or other charges in disposing of obsolete inventory.

We Rely On The Continued Prominence Of Microsoft Technology.

      Although we intend to support other operating systems, we seek to be the leading supplier of network security and management products for Windows/ Intel based networks. Sales of our products would be materially and adversely affected by market developments that are adverse to the Windows operating environments, including the failure of users and application developers to accept Windows. In addition, our ability to develop products using the Windows operating environments is dependent on our ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, including the recently introduced Windows XP. We may be unable to gain the necessary access from Microsoft to its product development activities.

We May Fail To Support Operating Systems Which Successfully Compete With Microsoft’s Technology, Including Competing Versions Of The Unix Operating System.

      We are expanding our product support to include the Unix operating system and the Linux operating system. Sales of our products could be materially and adversely impacted by our failure to support those operating systems or competing operating systems that receive broad market acceptance. The Unix system encompasses many separate operating systems of which we only support a few, including for example, Sun Microsystems’ Solaris Unix operating system.

We Rely Heavily On Our Intellectual Property Rights Which Offer Only Limited Protection Against Potential Infringers.

      We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our software. However, the steps taken by us to protect our proprietary software may not deter its misuse or theft. We are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us. Competitors may also independently develop technologies or products that are substantially equivalent or superior to our products. Changing legal interpretations of liability for unauthorized use of our software, or lessened sensitivity by corporate, government or institutional users to avoiding infringement of intellectual property could also harm our business.

Intellectual Property Litigation In The Network Security And Management Market Is Common and Can Be Expensive.

      Litigation may be necessary to enforce and protect trade secrets and other intellectual property rights that we own. Similarly, we may be required to defend against claimed infringement by others.

      In addition to the expense and distractions associated with litigation, adverse determinations could:

•	result in the loss of our proprietary rights;

•	subject us to significant liabilities, including monetary liabilities;

•	require us to seek licenses from third parties; or

•	prevent us from manufacturing or selling our products.

      The litigation process is subject to inherent uncertainties. We may not prevail in these matters, or we may be unable to obtain licenses with respect to any patents or other intellectual property rights that may be held valid or infringed upon by our products or us.

      If we acquire a portion of software included in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties as to the origin and ownership of any software being acquired. Similarly, exposure to infringement claims increase if we employ or hire software engineers previously employed by competitors, notwithstanding measures taken by us or our competitors to protect our competitors’ intellectual property.

Pending Or Future Litigation Could Have A Material Adverse Impact On Our Results Of Operation And Financial Condition.

      In addition to intellectual property litigation, from time to time, we have been subject to litigation. Where we can make a reasonable estimate of the liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources. A putative securities class action is currently pending against us, our directors and our former officers. The plaintiffs allege that we and the other defendants improperly engaged in a course of conduct by which we improperly accounted for revenue from our software license sales and that, as a result, certain of our financial statements were false and misleading and not in compliance with generally accepted accounting principles.

Product Liability And Related Claims May Be Asserted Against Us.

      Our network security and management software products are used to protect and manage computer systems and networks that may be critical to organizations. As a result, our sale and support of these products involves the risk of potential product liability and related claims. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses.

Computer “Hackers” May Damage Our Products, Services and Systems.

      Due to our high profile in the security software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various websites. For example, we have recently seen the spread of viruses, or worms, that intentionally delete antivirus and firewall software. Similarly, hackers may attempt to penetrate our network security and misappropriate proprietary information or cause interruptions of our internal systems and services. Also, a number of websites have been subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, which causes a delay or disruption of service. If successful, any of these events could damage users’ or our computer systems. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses.

False Detection Of Viruses And Actual Or Perceived Security Breaches Could Adversely Affect Our Business.

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

Business Interruptions May Impede Our Operations And Adversely Affect Our Business.

      We face a number of potential business interruption risks that are beyond our control. The State of California has recently experienced intermittent power shortages, sharp increases in the cost of energy and even interruptions of service to some business customers.

      Additionally, we may experience natural disasters that could interrupt our business. Our corporate headquarters is located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Despite safety precautions that have been implemented, there is no guarantee that an earthquake would not seriously disturb our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake and other natural disasters.

We Face Risks Associated With U.S. Government Contracting.

      We are currently engaged in several research and development contracts with agencies of the U.S. government. The willingness of these government agencies to enter into future contracts with us depends in part on our continued ability to meet their expectations.

      Minimum fee awards for companies entering into government contracts are generally between 3% and 7% of the costs incurred by them in performing their duties under the related contract. However, these fee awards may be as low as 1% of the contract costs. Furthermore, these contracts are subject to cancellation at the convenience of the government agencies. Although we have been awarded contract fees of more than 1% of the contract costs in the past, minimum fee awards or cancellations may occur in the future. Reductions or delays in federal funds available for projects we are performing could also have an adverse impact on our government business. Contracts involving the U.S. government are also subject to the risks of disallowance of costs upon audit, changes in government procurement policies, required competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of those parties to perform under their contracts.

Our Cryptography Technology Is Subject To Export Restrictions.

      Some of our network security products, particularly those incorporating encryption, may be subject to export restrictions. As a result, some products may not be exported to international customers without prior U.S. government approval. The list of products and end users for which export approval is required, and the regulatory policies with respect thereto, are subject to revision by the U.S. government at any time. The cost of compliance with U.S. and international export laws and changes in existing laws could affect our ability to sell certain products in certain markets, and could have a material adverse effect on our international revenues.

Our Stock Price Has Been Volatile And Is Likely To Remain Volatile, Which May Adversely Affect The Price Of Our Stock.

      During 2001, our stock price was highly volatile ranging from a per-share high of $27.27 to low of $4.19. Announcements, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price, may also contribute to the volatility of our stock price. Securities class action litigation has been instituted following previous periods of volatility. A number of putative class actions were brought against our former officers, directors and us. This litigation, and any other litigation, could result in substantial costs and a diversion of management’s attention and resources.

Future Sales Of Our Common Stock In The Public Market Or Option Exercises And Sales Could Lower Our Stock Price.

      A substantial number of the shares of our common stock are subject to stock options and our outstanding convertible debentures and notes may be converted into shares of common stock. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or the conversion of our outstanding convertible notes or debentures, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Our Charter Documents And Delaware Law, Our Rights Plan And Our Stockholders Agreement With McAfee.com May Impede Or Discourage A Takeover, Which Could Lower Our Stock Price.

Our Charter Documents and Delaware Law

      Pursuant to our charter, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote of action by our stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

      Our classified board and other provisions of Delaware law and our certificate of incorporation and bylaws, could also delay or make a merger, tender offer or proxy contest involving us more difficult.

Our Rights Plan

      Our board of directors has adopted a shareholders rights plan. The rights will become exercisable the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 15% or more of our common stock) will be entitled to acquire in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price.

Our Stockholders Agreement with McAfee.com

      Under our McAfee.com stockholders agreement we agreed that if (1) without the prior approval of our continuing directors, as defined below, any person acquires or agrees to acquire 15% or more of our outstanding common stock or (2) our continuing directors cease to constitute a majority of our serving directors, then for so long but only for so long as that condition exists:

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

Item 2.     Properties

      Our headquarters currently occupy 208,368 square feet in facilities located in Santa Clara, California under leases expiring in 2013. Worldwide, we lease facilities with approximately 1.0 million total square feet, with leases that expire at various times. Our primary international facilities are located in Australia, Brazil, Germany, Japan, the Netherlands and the United Kingdom. Other significant domestic sites include Maryland, Oregon and Texas. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

      In 2001, we purchased 15.6 acres of land in Legacy Corporate Park, Plano, Texas to construct a new regional office in the Dallas area.

Item 3.     Legal Proceedings

      Information with respect to this item is incorporated by reference to Note 16 to the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders’ during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Since our initial public offering on October 6, 1992, our common stock has traded on the NASDAQ National Market. Since the combination with Network General Corporation on December 1, 1997, our common stock has traded under the symbol NETA. Prior thereto, our common stock traded under the symbol MCAF. Effective February 12, 2002, our common stock will commence trading on the New York Stock Exchange (NYSE) under the symbol NET and will no longer be traded on NASDAQ.

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

	High	Low

Year Ended December 31, 2001
First Quarter	$8.38	$4.19
Second Quarter	16.50	6.00
Third Quarter	16.84	10.56
Fourth Quarter	27.27	13.40
Year Ended December 31, 2000
First Quarter	$36.69	$23.31
Second Quarter	29.25	19.75
Third Quarter	26.25	18.19
Fourth Quarter	23.00	4.13

Dividend Policy

      We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Holders of Common Stock

      As of December 31, 2001, there were 1,083 record owners of our common stock.

Item 6.     Selected Financial Data

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except for per share amounts)
Statement of Operations Data:
Net revenue	$834,478	$745,692	$683,668	$990,045	$735,692
Income (loss) from operations	(81,966)	(151,967)	(138,199)	119,966	61,947
Income (loss) before income taxes, minority interest and extraordinary item	(91,383)	(97,751)	(130,998)	138,167	82,813
Income (loss) before extraordinary item	(102,381)	(102,721)	(159,901)	36,438	10,639
Extraordinary item, gain on redemption of debt, net of taxes	1,731	—	—	—	—
Net income (loss)	(100,650)	(102,721)	(159,901)	36,438	10,639
Net income (loss) per share, before extraordinary item, basic	$(0.74)	$(0.74)	$(1.15)	$0.27	$0.08
Net income (loss) per share, before extraordinary item, diluted	$(0.74)	$(0.74)	$(1.15)	$0.26	$0.08
Extraordinary item, basic	$0.01	$—	$—	$—	$—
Extraordinary item, diluted	$0.01	$—	$—	$—	$—
Net income (loss) per share, basic	$(0.73)	$(0.74)	$(1.15)	$0.27	$0.08
Net income (loss) per share, diluted	$(0.73)	$(0.74)	$(1.15)	$0.26	$0.08
Shares used in per share calculation — basic	137,847	138,072	138,695	133,075	126,662
Shares used in per share calculation — diluted	137,847	138,072	138,695	138,609	132,729

	Years Ended December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Cash and cash equivalents	$612,832	$275,539	$316,784	$418,899	$157,031
Working capital	541,753	196,993	285,665	537,056	247,811
Total assets	1,627,132	1,384,848	1,479,394	1,536,721	805,350
Deferred revenue and taxes	294,805	186,129	163,816	205,598	129,557
Long term debt and other liabilities	579,243	396,868	379,267	374,132	2,353
Total equity	444,787	518,651	660,106	722,838	492,501

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Years Ended December 31, 2001, 2000 and 1999

      The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statements of Operations.

	Years Ended December 31,

	2001	2000	1999

Net revenue:
Product	67%	68%	69%
Services and support	33	32	31

Total revenue	100	100	100
Cost of net revenue:
Product	12	15	13
Services and support	7	6	6

Total cost of net revenue	19	21	19
Operating costs and expenses:
Research and development	18	23	22
Marketing and sales	52	54	54
General and administrative	13	11	12
Provision for doubtful accounts, net	—	2	7
Amortization of intangibles	8	9	9
Acquisition, restructuring and other related costs	—	—	(3)

Total operating costs and expenses	91	99	101

Loss from operations	(10)	(20)	(20)
Interest and other income	3	6	5
Interest expense	(3)	(2)	(3)
Gain (loss) on investments, net	1	4	(1)
Write down of strategic and other investments	(2)	(1)	—

Loss before provision for income taxes, minority interest, and extraordinary item	(11)	(13)	(19)

Provision for income taxes	1	1	4

Net loss before minority interest and extraordinary item	(12)	(14)	(23)

Minority interest in loss of consolidated subsidiary	—	1	—

Net loss before extraordinary item	(12)	(13)	(23)

Extraordinary item, gain on redemption of debt, net of taxes	—	—	—

Net loss	(12)%	(13)%	(23)%

OVERVIEW

      We are a leading supplier of network security and network management solutions. We operate through two businesses consisting of our infrastructure business and McAfee.com, our publicly traded subsidiary. Each business operates in one industry: computer security, management, and availability software, hardware and related services for, primarily, consumer, corporate and government users.

      Our infrastructure business is operated in six geographic regions: the United States, Europe, Japan, Canada, Asia-Pacific and Latin America. To more effectively market our infrastructure business products in these geographic regions, we have combined complementary products into three product groups: McAfee, Sniffer Technologies and Magic. McAfee.com is an ASP targeted at consumers and small to medium-sized businesses.

      PGP Integration and Disposition. In the fourth quarter of 2001, we substantially completed integrating the activities of our PGP product group into our McAfee and Sniffer product groups. In 2001, the PGP product group accounted for approximately 6% of net revenue. We are seeking buyers for the PGP desktop encryption and Gauntlet firewall products. In connection with the PGP integration, we recorded a restructuring charge of approximately $3.8 million during the fourth quarter of 2001, consisting primarily of the costs related to severance packages for 100 affected employees. Related to this integration, we also expect, among other things:

•	to record an additional restructuring charge of approximately $5.0 million related to the divestiture of those PGP Security products that were not integrated into our Sniffer and McAfee product groups;*

•	expense reductions of up to approximately $50 million in 2002, primarily in the areas of cost of services and support, research and development, marketing and sales and to a lesser extent, general and administrative expenses;* and

•	overall revenue to be adversely impacted in at least the near-term due to, among other things, possible uncertainty on the part of those customers purchasing the PGP Security products being sold.*

      Change in Distributor Business Model. We market a significant portion of our products to end-users through intermediaries, including distributors. In December 2000, in light of the business decision by some of our distributors, including our largest distributor, to reduce inventory levels, and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model. Commencing January 1, 2001, we moved to the sell-through business model for each distributor. Under this model, we recognize revenue on products sold to distributors when the products are resold by the distributor to their customers.

      Results reported for the quarter and year ended December 31, 2000, include a significant reduction to net revenue due to some our distribution partners’ business decision to reduce their inventory levels by not replenishing their inventory and requesting returns over and above their contractual rights. Under the terms of their distribution agreements at that time, our distributors had title to, and risk of loss with respect to, the distributor inventory subject to these requested returns. As of December 31, 2000, goods that were held by our distributors and not subject to a returns allowance totaled $10.9 million.

      Net Revenue. Net revenue increased 12% to $834.5 million in 2001 from $745.7 million in 2000, including a $15.2 million increase in revenue from McAfee.com. Net revenue increased 9% to $745.7 million in 2000 from $683.7 million in 1999, including a $22.4 million increase in revenue from McAfee.com.

      * This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 11 of this document.

      The following table sets forth for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Years Ended December 31,

	2001	2000	1999

Product	67%	68%	69%
Services and support	33	32	31

Net revenue	100%	100%	100%

      The following table sets forth for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Years Ended December 31,

	2001	2000	1999

Subscription licenses	37%	44%	42%
Perpetual licenses	33	23	25
Hardware	16	18	11
Retail	13	13	19
Royalties and other	1	2	3

Product revenue	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail product and royalties. Product revenue increased 10% to $557.0 million in 2001 from $505.9 million in 2000. The increase in product revenue from 2000 to 2001 was attributable to an increase in new customer purchases of our anti-virus suite of products and the successful introduction of several new anti-virus products during the year. Product revenue increased 7% to $505.9 million in 2000 from $474.1 million in 1999. In 1999, product revenue was impacted by our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products. The increase in product revenue from 1999 to 2000 is due to an increase in new customer purchases of our anti-virus suite of products and network fault and performance suite of products. In 2000, we also experienced positive results from our organization into separate product groups, with separate sales groups focused on selling their respective products.

      We may experience higher overall revenue in the near-term but lower future software license revenue due to increased levels of perpetual licenses.* Sales of perpetual licenses typically result in significantly higher up-front revenue and lower recurring and future revenues as the sales price for related upgrades and updates tends to be significantly lower than that of the initial perpetual license.

      The following table sets forth for the periods indicated, each major category of our services and support as a percent of services and support revenue.

	Years Ended December 31,

	2001	2000	1999

Support and maintenance	64%	67%	75%
Consulting	14	14	13
Training	7	8	11
Hosting arrangements	15	11	1

Services and support revenue	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and hosting arrangements. Service revenues increased 16% to $277.4 million in 2001 from $239.8 million in 2000. The increase in services and support revenues from 2000 to 2001 resulted from a $14.8 million increase in hosting revenue generated by McAfee.com; a $17.1 million increase in maintenance and support revenue, principally due to the growth of our installed customer base and the resulting renewal of support and maintenance contracts; and an increase of $5.8 million in consulting and training revenue. Service revenues increased 14% to $239.8 million in 2000 from $209.6 million in 1999. The increase in services and support revenues from 1999 to 2000 resulted from a $23.9 million increase in hosting revenue generated by McAfee.com and a $6.3 million increase in all other categories of service revenues.

      Our future profitability and rate of growth, if any, will be directly affected by increased price competition and an increasingly higher revenue base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenues and operating results would be adversely affected.

      International revenue accounted for approximately 35%, 37% and 40%, of net revenue for 2001, 2000 and 1999, respectively. The decrease in international revenue as a percentage of net revenue from 2000 to 2001 was due to under-performance in sales operations in Europe; the weak economy in Japan; and, changes in sales management in our Asia-Pacific region. The decrease in international net revenue as a percentage of net revenue from 1999 to 2000 was due to under-performance in sales operations and changes in sales management in Europe; the weak economy in Japan; and weakness in the Euro.

      We have announced our intentions to increase our international revenues.* Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue.

      Cost of Net Revenue. Cost of net revenue increased 1% to $158.1 million in 2001 from $156.7 million in 2000, including an increase of $4.5 million from McAfee.com. Cost of net revenue increased 20% to $156.7 million in 2000 from $130.8 million in 1999. The cost of net revenue from 2000 to 2001 decreased as a percentage of net revenue from 21% to 19% in 2001. The increase in the cost of net revenue from 1999 to 2000 was primarily due to the increase in net revenue. The cost of net revenue from 2000 to 2001 remained relatively flat due to an increase in the cost of service and support revenue offset by a decrease in cost of product revenue. The cost of net revenue increased as a percentage of net revenue from 19% in 1999 to 21% in 2000.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network fault and performance products, computer platforms and other hardware components. Cost of product revenues decreased 10% to $103.1 million in 2001 from $114.4 million in 2000. The decrease from 2000 to 2001 in the cost of product revenue relates to a $10.2 million decrease in materials costs attributable to computer platforms and other hardware product costs; and, $1.4  million in cost savings associated with discontinuing the myCIO.com business unit, offset by an increase in product costs associated with government contracts. Cost of product revenues increased 29% to $114.4 million in 2000 from $88.7 million in 1999. The increase in product cost of revenue from 1999 to 2000 was due to a $27.0 million increase in materials costs attributable to computer platforms and other hardware product costs resulting from an increase in hardware revenue, offset by a decrease in product costs associated with government contracts. As a percentage of net product revenue, cost of product revenue was 19%, 23% and 19% in 2001, 2000 and 1999, respectively.

      Due to new hardware-based anti-virus product introductions during the second half of 2001 and anticipated growth in our hardware-based network fault and performance products, we expect that the cost of product revenue will increase in absolute terms and as a percentage of product revenue in future periods.*

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue increased 30% to $55.0 million in 2001 from $42.3 million in 2000. The increase from 2000 to 2001 was due almost exclusively to additional technical support and customer service personnel hired during 2001 to meet our customers’ technical support needs. The cost of services and support revenue remained relatively flat at $42.3 million in 2000 and $42.1 million in 1999. Cost of services and support revenue as a percentage of net services and support revenue, was 20%, 18% and 20% in 2001, 2000 and 1999, respectively.

      Due to new service introductions during 2001, including anti-virus hosted services, anticipated growth in hosted services by McAfee.com, increased maintenance and support orders and an increase in consulting and training services, we expect that the cost of service revenue will increase in absolute terms and as a percentage of net revenue in future periods.* We expect savings of up to approximately $5.4 million in cost of service and support in 2002 as a result of the PGP integration and disposition.*

      We have excluded the effects of stock-based compensation in our discussion of operating costs and expenses below. The size and amount of our stock based charges will vary from period to period based on movements in our stock price, making period to period comparisons difficult and, in some cases, not meaningful. See “Stock-Based Compensation” below.

      The following sets forth, for the periods indicated our operating expenses, excluding the effects of stock based compensation (in thousands):

	Years Ended December 31,

	2001	2000	1999

Research and development(1)	$142,097	$171,574	$148,213
Marketing and sales(2)	424,907	396,293	362,924
General and administrative(3)	100,711	82,317	79,860
Provision for doubtful accounts	(1,473)	15,784	44,809
Amortization of intangibles	64,110	66,282	58,400
Acquisition, restructuring and related charges(4)	3,302	—	(18,732)

Total operating costs and expenses, excluding the effects of stock-based compensation	$733,654	$732,250	$675,474

(1)	Excludes stock-based compensation charge of $4,604, $1,894 and $4,515 for 2001, 2000 and 1999, respectively.

(2)	Excludes stock-based compensation charge of $10,354, $4,570 and $7,162 for 2001, 2000 and 1999, respectively.

(3)	Excludes stock-based compensation charge of $9,235, $2,250 and $3,893 for 2001, 2000 and 1999, respectively.

(4)	Excludes stock-based compensation charge of $519, $0 and $0 for 2001, 2000 and 1999, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation of $4.6 million and $1.9 million in 2001 and 2000, respectively, research and development expenses decreased 17% to $142.1 million in 2001 from $171.6 million in 2000. Of the total decrease, approximately $15.1 million was attributable to the discontinuance of certain previously out-sourced development efforts; $11.2 million was attributable to the conversion of temporary personnel into full-time employees; and the balance was due to overall efficiencies achieved by our research and development group.

      Excluding the effects of stock-based compensation of $1.9 million and $4.5 million in 2000 and 1999, respectively, research and development expenses increased 16% to $171.6 million in 2000 from $148.2 million in 1999. Of the increase, approximately $19.0 million was due to the increase in out-sourced development efforts and the balance was due to an increase in the number of permanent and temporary personnel to support growth in our product and service offerings.

      As a percentage of net revenue, research and development expenses were 18%, 23% and 22% in 2001, 2000 and 1999, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 17%, 23% and 22% in 2001, 2000 and 1999, respectively. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate that research and development expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.* We expect savings of up to approximately $19.4 million in research and development expenses in 2002 as a result the PGP integration and disposition.* Excluding stock-based compensation charges, we expect research and development expenses in 2002 to range between 15% and 17% of net revenue.*

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $10.4 million and $4.6 million in 2001 and 2000, respectively, marketing and sales expenses increased 7% to $424.9 million in 2001 from $396.3 million in 2000. Of the total increase, approximately $17.3 million was due to an increase in commission expense associated with increases in our revenues. The balance of the increase was due to additional salary and other personnel costs associated with additional international marketing and sales personnel hired during 2001.

      Excluding the effects of stock-based compensation of $4.6 million and $7.2 million in 2000 and 1999, respectively, marketing and sales expenses increased 9% to $396.3 million from $362.9 million in 1999. Approximately $20.9 million of this increase relates to the use of out-sourced marketing and other professional services related to additional marketing and sales activities associated with advertising and promotions for McAfee.com. The balance of the increase is related to hiring and training of our enterprise level sales force.

      As a percentage of net revenue, marketing and sales expense was 52%, 54% and 54% in 2001, 2000 and 1999, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, marketing and sales expense was 51%, 53% and 53% in 2001, 2000 and 1999, respectively. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.* We expect savings of up to approximately $24.3 million in marketing and sales expenses in 2002 as a result of the PGP integration and disposition.* Excluding stock-based compensation charges, we expect marketing and sales expenses in 2002 to range between 45% and 50% of net revenue.*

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effect of stock-based compensation of $9.2 million and $2.3 million for 2001 and 2000, respectively, general and administrative expenses increased 22% to $100.7 million in 2001 from $82.3 million in 2000. Of the total increase, approximately $9.9 million related to an increase in legal fees and litigation related charges and approximately $2.2 million related to severance for our former executives. The balance of the increase was related to an increase in personnel and recruiting services costs associated with hiring our chief executive officer, chief financial officer, international executives and additional finance, accounting, and administrative personnel.

      Excluding the effects of stock-based compensation of $2.3 million and $3.9 million in 2000 and 1999, respectively, general and administrative expenses increased 3% to $82.3 million in 2000 from $79.9 million in 1999. The increase in general and administrative expenses from 1999 to 2000 was related almost exclusively to the increase in the charges related to the expansion of our worldwide information technology infrastructure.

      As a percentage of net revenues, general and administrative expenses were 13%, 11% and 12% in 2001, 2000 and 1999, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses, were 12%, 11% and 12% in 2001, 2000 and 1999, respectively. We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our staff and incur additional infrastructure and other costs to support the anticipated growth of our business.* We expect savings of up to approximately $1.2 million in general and administrative expenses in 2002 as a result the PGP integration and disposition.* Excluding stock-based compensation charges, we expect general and administrative expenses in 2002 to range between 9% and 11% of net revenue.*

      Provision for Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectability of receivables, net of recoveries of amounts previously written off. The provision for doubtful accounts became a net recovery of $1.5 million in 2001 from a provision of $15.8 million in 2000. Of this change, approximately $11.4 million related to previously reserved receivables from two distributors who were undergoing restructurings of their business operations and experiencing cash flow difficulties at the end of

2000. The balance is due to improved quality in our overall receivables. The provision for doubtful accounts decreased by 65% to $15.8 million in 2000 from $44.8 million in 1999. In 1999, one of our largest European distributors entered bankruptcy requiring us to record a related provision of approximately $28.7 million. Also in 1999, Pinacor, a U.S. distributor, entered bankruptcy requiring us to record a related accounts receivable write-off of approximately $6.0 million.

      Amortization of Intangibles. We expensed $64.1 million, $66.3 million and $58.4 million of amortization related to intangibles in 2001, 2000 and 1999, respectively. Intangibles consist of purchased goodwill, purchased technology and other identifiable intangible assets. The decrease in amortization in 2001 was a result of certain purchased technology and other intangible assets being fully amortized during 2001, decreasing the annual amortization by $4.2 million, partially offset by an increase in amortization amounting to $2.0 million in trademarks and patents acquired during 2001. The increase in amortization in 2000 resulted from a $3.6 million impairment charge recognized by McAfee.com (described below), an increase of $3.3 million of amortization for the additions to goodwill related to McAfee.com’s acquisitions during 2000, a $1.3 million increase in amortization expense associated with additions to patents and trademarks, offset by a slight decrease of $0.3 million related to certain other intangible assets being fully amortized during 2000. During 2000, McAfee.com performed a review of the carrying value of the goodwill associated with one of its acquisitions and recognized an impairment charge of $3.6 million. McAfee.com determined that certain storage technology purchased as part of the original acquisition was not able to be incorporated into future products. Accordingly, the full carrying value of the unamortized goodwill and purchased technology was written off.

      Acquisition, Restructuring and Other Related Costs. Acquisition accruals were established in 1997 and 1998 in connection with various pooling of interest transactions. In the quarters ended June 30, 1999 and September 30, 1999, we reassessed these estimated accruals and concluded that no additional costs were to be incurred related to these pooling transactions. As such, in 1999 the unused acquisition accruals of $18.7 million were released back into acquisition, restructuring and other related costs.

      In connection with the PGP integration and planned disposition, we recorded a restructuring charge of approximately $3.8 million during the fourth quarter of 2001. The restructuring charge consists of the costs related to severance packages for 100 affected employees.

      The following table sets forth our restructuring accrual established in 2001, and the activity against the accrual during 2001 (in thousands):

			Non-cash Stock
	Direct		Based
	Transaction	Severance &	Compensation
	Costs	Benefits	Charge	Total

Balance, October 9, 2001.	$116	$3,186	$519	$3,821
Paid out/non-cash	(116)	(3,186)	(519)	(3,821)

Balance, December 31, 2001	$—	$—	$—	$—

      Severance and benefits and direct transaction costs were paid in cash during 2001. In the first quarter of 2002, we anticipate incurring an additional $5.0 million of restructuring costs related to the planned PGP disposition.*

      Interest and Other Income. Interest and miscellaneous income decreased to $28.6 million in 2001 from $42.0 million in 2000 and $30.7 million in 1999. Interest and other income decreased from 2000 to 2001 due to lower interest income from our marketable securities due to lower average cash balances and yields. Interest and other income increased from 1999 to 2000, due to an increase in higher average cash balances invested at slightly higher interest rates.

      Interest Expense. Interest and other expense increased to $24.7 million in 2001 from $18.2 million in 2000 and from $17.3 million in 1999. Interest expense increased during 2001 due to the issuance in August 2001 of our 5.25% convertible subordinated notes due 2006.

      Gain (Loss) on Investments. In 2001, we recognized a $7.3 million gain on the sale of equity and debt securities. In 2000, we recognized a net gain of $28.5 million on the sale of our venture and strategic investments and a gain of $11.9 million on the sale of shares of Network Associates Company Limited (Japan). In 1999, we recognized a loss of $6.1 million on our equity and debt securities, including a loss of $2.5 million on the liquidation of our DirectWeb investment, a related party.

      Write Down of Strategic and Other Investments. For 2001 and 2000, we recorded an impairment charge of $20.6 million and $10.0 million, respectively, related to an other than temporary decline in the value of some of our venture and strategic investments. As of December 31, 2001, the minority venture investments we continue to hold totaled $2.4 million at estimated fair value, consisting of investments in public and private companies, amounting to $2.2 million and $200,000, respectively.

      Provision for Income Taxes. Our provision for income taxes was $11.4 million, $9.9 million and $29.2 million in 2001, 2000 and 1999, respectively. Our effective tax rate for 2001, 2000 and 1999 was 13%, 10% and 22%, respectively. The increase in the effective tax rate from 2000 to 2001 was attributable to taxes on earnings from our foreign subsidiaries. The effective tax rate was higher in 1999 compared to 2000 due to an increase in non-deductible acquisition related expenses and an increase in taxes on earnings from our foreign subsidiaries.

      The valuation allowance for our deferred tax assets increased from 2000 to 2001, as well as, from 1999 to 2000. The increase in the valuation allowance was due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.

      Extraordinary gain. In 2001, we redeemed a portion of our zero coupon convertible subordinated debentures due 2018 for approximately $173.7 million. The aggregate accreted value of the debentures was $179.7 million, which resulted in an extraordinary gain of $1.7 million, net of $1.2 million in taxes.

STOCK-BASED COMPENSATION

      We expensed $24.7 million, $8.7 million and $15.6 million in 2001, 2000 and 1999, respectively. Stock-based compensation charges relate to the repricing of employee stock options and the issuance of McAfee.com stock options to our executives and employees, as well as non-recurring stock compensation charges primarily related to executive compensation. We do not expect to incur charges related to these McAfee.com option grants in the future.* However, we do expect significant stock-based compensation charges related to repriced employee stock options.*

      Our stock based compensation charges are made up of the following for the years presented (in thousands):

	Years Ended December 31,

	2001	2000	1999

Repriced options	$17,396	$8,714	$8,834
McAffee.com options and shares issued to Network Associates personnel	—	—	6,736
Warrants to outside consultants	1,049	—	—
Former executives	2,668	—	—
New executives	3,080	—	—
PGP restructuring	519	—	—

Total stock-based compensation	$24,712	$8,714	$15,570

      Repriced options. On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063, the then current fair market value of the stock. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted. These new options vest at the same rate that they would have vested under previous option plans and are subject to variable accounting. Accordingly, we have and will continue to remeasure compensation cost for these repriced options until these options are exercised, cancelled, or forfeited without replacement. The first valuation period began July 1, 2000.

      Subsequent to April 22, 1999, some employees, who received repriced options became employees of McAfee.com. In connection with this transfer their repriced options were canceled and replaced with options for McAfee.com stock. Variable plan accounting as described above, also applies to these replacement options and we will record variable charges based on the movements in the fair value of McAfee.com common stock from July 1, 2000.

      The amount of stock-based compensation recorded was and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of our and McAfee.com’s common stock on July 1, 2000, which was $20.375 and $26.063, respectively. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” When options are fully vested, the charge will be recorded to earnings immediately. At December 31, 2001, these Network Associates and McAfee.com options are substantially fully vested. Depending upon movements in the market value of our and McAfee.com’s common stock, this accounting treatment may result in additional stock-based compensation charges in future periods.

      During 2001 and 2000, we incurred charges to earnings of approximately $15.6 million and $2.0 million related to options subject to variable plan accounting. For 2001 and 2000, our stock compensation charges related to options subject to variable plan accounting were based on a year end per share price of our stock of $25.85 and $4.19, respectively, and a per share price of McAfee.com stock of $33.91 and $5.00, respectively. As of December 31, 2001, we and McAfee.com had options to purchase 2.2 million shares and 0.2 million shares, respectively, which were outstanding and subject to variable plan accounting.

      We also incurred an initial stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $1.8 million, $6.7 million and $8.8 million was expensed during 2001, 2000 and 1999, respectively.

      McAfee.com options and shares issued to Network Associates personnel. During 1999, McAfee.com granted 1.7 million options to purchase shares of its Class A common stock and issued 379,000 shares of its Class A common stock to executives and employees of Network Associates. In connection with these grants, McAfee.com recorded a stock based compensation charge of $6.7 million.

      Warrants to outside consultants. In January 2001, upon completion of the search for our chief executive officer, we issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $530,000. The fair market value of the warrants was included as stock compensation during 2001 and included in general and administrative expenses in the accompanying statement of operations.

      In April 2001, upon completion of the search for our chief financial officer, we issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 66,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $4.50 per share. The warrants are immediately exercisable and expire in April 2004. The combined fair value of the warrants was determined to be approximately $280,000. The fair market value of the warrants was included as a stock compensation charge during 2001 and included in general and administrative expenses in the accompanying statement of operations.

      In November 2001, upon completion of the search for two executives for international operations, we issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 20,833 shares of our common stock. The weighted-average exercise price of the underlying shares is $19.64 per share. The warrants are immediately exercisable and expire in 2004. The combined fair value of the warrants was determined to be approximately $239,000. The fair market value of the warrants was included as a stock compensation charge during 2001 and included in general and administrative expenses in the accompanying statement of operations.

      Former executives. In January 2001, our board of directors appointed George Samenuk as our chief executive officer and president. Effective January 2001, William Larson, former chief executive officer, Prabhat Goyal, former chief financial officer, and Peter Watkins, former president and chief operating officer, became special advisors. Options held by Mr. Larson, Mr. Goyal and Mr. Watkins continued to vest during 2001 while they each served during their one-year terms as special advisors. As a result, we recorded a one-time stock compensation charge of approximately $603,000 during 2001.

      In December 2001, we terminated the employment of three executives. Upon termination, the options held by these executives were modified. As a result, we recorded a one-time stock compensation charge of $2.1 million during 2001.

      New executives. On January 3, 2001, we entered into an employment agreement with George Samenuk to become our chief executive officer. In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and our right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk’s employment with us with the remaining 50% on the second year anniversary of Mr. Samenuk’s employment with us. The fair value of the restricted stock was determined to be approximately $1.7 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on Mr. Samenuk’s employment commencement date. During 2001, we recorded approximately $836,000 related to stock compensation associated with Mr. Samenuk’s restricted stock.

      On April 3, 2001, we entered into an employment agreement with Stephen C. Richards to become executive vice president and chief financial officer. In accordance with the terms of the agreement, we issued 50,000 shares of stock to Mr. Richards for $0.01 per share. During 2001, we recorded approximately $350,000 related to stock compensation associated with Mr. Richards’ stock.

      On October 30, 2001, we entered into an employment agreement with Arthur R. Matin to become executive the president of our McAfee product group. In accordance with the terms of the agreement, we issued 100,000 shares of restricted stock to Mr. Matin for $0.01 per share. During 2001, we recorded approximately $1.9 million related to stock compensation associated with Mr. Matin’s stock.

      PGP restructuring. In connection with the integration of the PGP product group, we accelerated the vesting of 45,600 options held by the 100 employees terminated during 2001. As a result of this modification, we recorded a stock based compensation charge of $519,000 with restructuring expense in our statement of operations. The charge was calculated based on the intrinsic value of the modified options on the date the acceleration was approved by our board of directors.

CRITICAL ACCOUNTING POLICIES

      Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically sales returns and other allowances, the allowance for doubtful accounts, and assessment of the probability of the outcome of our current litigation;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	determining functional currencies for the purposes of consolidating our international operations.

      Revenue recognition. We derive our revenue from primarily two sources (i) product revenue, which includes software license, hardware and royalty revenue, and (ii) services and support revenue which includes software license maintenance, training, consulting and hosting arrangements revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

      We license our software products on a one and two-year time basis or on a perpetual basis. Our two-year time-based licenses include the first year of maintenance and support. Our hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one or two years. Customers do not pay any set up fee.

      We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not bifurcate the fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved we apply the provisions of Staff Accounting Bulletin 101 “Revenue Recognition.” In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to our hosted software service transactions.

      We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

      At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

      We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      For all sales, except those completed over the Internet, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

      For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to Network Associates. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for both our two year time based licenses and perpetual licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

      Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. However, at the time of entering into a transaction, we assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

      Sales returns and other allowances, allowance for doubtful accounts and litigation. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and other allowances amounted to $125.9 million in 2001. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $136.4 million, net of allowance for doubtful accounts of $8.4 million as of December 31, 2001.

      Management’s current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

      Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $135.6 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

      The net deferred tax asset as of December 31, 2001 was $200.1 million, net of a valuation allowance of $135.6 million.

      Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $185.1 million as of December 31, 2001.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $156.9 million of goodwill. We had recorded approximately $51.1 million of amortization on these amounts during 2001 and would have recorded approximately $55.1 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002.

      We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.*

      Determining functional currencies for the purpose of consolidation. We have several foreign subsidiaries which together account for approximately 35% of our net revenues, 12% of our assets and 12% of our total liabilities as of December 31, 2001.

      In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption “cumulative translation adjustment.”

      Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

      If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in cumulative translation adjustments. However, if the functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

      Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly we had cumulative translation losses of approximately $35.1 million and $34.1 million which were included as part of accumulated other comprehensive loss within our balance sheet at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, translation adjustments of $1.0 million, $24.0 million and $6.8 million, respectively, were included under accumulated other comprehensive loss. Had we determined that the functional currency of our subsidiaries was the United States dollar, these losses would have increased our loss for each of the years presented.

      The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the Japanese Yen, the Euro, the United Kingdom Pound Sterling and Australian and Canadian dollars. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time we would be required to include any translation gains or losses from the date of change in our statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” We are currently assessing the impact of the adoption of these issues on our financial statements.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142 we will cease to amortize approximately $156.9 million of goodwill, we had recorded approximately $51.1 million of amortization on these amounts during 2001 and would have recorded approximately $55.1 million of amortization during 2002. In addition we will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

•	Step 1 — We will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — We will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

      We expect to complete this review during the first quarter of 2002. We do not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

Liquidity and Capital Resources

      At December 31, 2001, we had $612.8 million in cash and cash equivalents and $330.1 million in marketable securities, for a combined total of $942.9 million.

      Net cash provided by (used in) operating activities was $145.7 million, $26.7 million and $(18.1) million in 2001, 2000 and 1999, respectively.

      Net cash provided by operating activities in 2001 resulted primarily from net income before non-cash charges and minority interest. Non-cash charges include depreciation, amortization, provision for doubtful accounts, interest on our zero coupon convertible debentures, stock-based compensation charges, write-down of our strategic investments, net gains on investments and extraordinary items. After excluding the effects of non-cash charges, our net income was approximately $66.5 million during 2001. Additional cash was generated from an increase of $96.4 million in our deferred revenue balance which results from deferral, in accordance with our revenue recognition policy, of a portion of fees received from our customers. This increase was partially offset by an increase in our other net working capital balances, primarily an increase in our accounts receivable of $18.9 million in 2001 offset by an increase in our accounts payable and accrued liabilities balance of $12.5 million.

      Net cash provided by operating activities in 2000 resulted primarily from increases in our deferred revenue resulting from the deferral of a portion of fees received from our customers in our sales arrangements. Before non-cash charges, our net loss was $1.6 million during 2000.

      Net cash used in operating activities in 1999 resulted primarily from decrease in deferred revenue and changes in deferred tax assets which was partly offset by a decrease in our other net working capital generated by a combined reduction of accounts receivable and increase in accounts payable. Before non-cash charges, our cash basis net loss was $5.1 million during 2000.

      Our accounts receivable balance as a percentage of sales may increase due to our increased emphasis on large accounts and expanding international sales, both of which typically have longer payment terms. Additionally, our receivable collection has become more dependent on the longer payment cycle for VARs, distributors and system integrators. To address this increase in accounts receivable and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables or sell receivables. During 1999, 2000 and 2001, we sold receivables aggregating approximately $48 million, $12.7 million and zero, respectively. These receivables were sold at a customary discount of up to 3.5% of face amount without recourse to us. The discounts were recorded as an operating expense. As of December 31, 1999 and 2000, no receivables sold in 1999 and 2000, as applicable, remained outstanding. To the extent that our accounts receivable balance increases, we will be subject to greater credit risk with respect thereto.

      Net cash provided by (used in) investing activities was $20.8 million, $10.4 million and $(173.8) million in 2001, 2000 and 1999, respectively, primarily reflecting transactions in marketable securities and additions to fixed assets. In 2001, the activity in the portfolio of our investment in marketable securities generated net cash proceeds of $76.1 million. This proceeds were offset by our purchase of shares of our Japanese subsidiary owned by minority stockholders for $10.6 million and by our purchases of fixed assets and technologies totaling $43.7 million. In 2000, we obtained cash proceeds of $36.8 million and $11.9 million from the sale of our shares in Goto.com and the sale of less than 5% of our shares in our Japanese subsidiary, respectively. Our disbursements related to purchases of fixed assets, technologies and other investments for a total of $88.1 million were partly offset by net cash proceeds of $51.9 million from the activity in our investment portfolio.

      Net cash provided by financing activities in 2001 amounted to $158.9 million, primarily consisting of issuance of convertible notes for $335.1 million, as well as issuance of common stock under our stock option plan and employee stock purchase plan for $51.1 million. In addition, as described below, we settled all outstanding put options for a payment of approximately $53.8 million in February 2001. These proceeds were offset by our repurchase of zero coupon convertible debentures for $173.7 million. Net cash used in financing activities was $39.4 million in 2000 consisting primarily of the repurchase of our common stock which represented approximately $100.4 million. The repurchases of our common stock were slightly offset by proceeds associated with the exercise of our stock options and employee stock purchase plan including the sale of put options, for a total of $60.4 million. Net cash provided by financing activities was $96.6 million in 1999 consisting primarily of the proceeds from McAfee.com’s initial public offering for $78.9 million as well as proceeds associated with the exercise of our stock options and sale of put options, for a total of $33.2 million. These proceeds were offset by the disbursements we made to purchase back some of our common stock and repay notes payable.

      During 2001, a significant portion of our cash inflows were generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

      Future payments due under debt and lease obligations as of December 31 (in thousands):

		5.25%
	Zero Coupon	Convertible	Non
	Convertible	Subordinated	Cancelable
	Debentures due	Notes due	Operating
	2018(1)	2006(2)	Leases	Total

2002	$—	$—	$20,550	$20,550
2003	246,501	—	14,924	261,425
2004	—	—	12,673	12,673
2005	—	—	11,802	11,802
2006	—	345,000	10,296	355,296
2007 and thereafter	—	—	61,606	61,606

	$246,501	$345,000	$131,851	$723,352

(1)	As discussed below, in February 2003, we may be required to use a significant portion of our cash balance to redeem our outstanding zero coupon debentures. The redemption value corresponds to the aggregate face value outstanding of $498.5 million less the related unamortized discount of $252.0 million on February 13, 2003.

(2)	In 2002, 2003, 2004, 2005 and 2006, we will make interest payments of $18.1 million.

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

      During 2001, we redeemed zero coupon convertible subordinated debentures, which had an aggregate face amount at maturity of $387.0 million, at a net price of $173.7 million, which was financed from the Company’s investment portfolio. In connection with the redemption, we recognized an extraordinary gain of approximately $1.7 million, net of approximately $1.2 million in taxes. If and when appropriate opportunities present themselves, we may use a portion of our cash balances to buy back additional amounts of our zero coupon convertible subordinated debentures.*

      As of December 31, 2001, our aggregate cash, cash equivalents and marketable securities were approximately $943.0 million, including $102.5 million held by McAfee.com. Assuming that as of February 13, 2003 all currently outstanding zero coupon convertible subordinated debentures are redeemed, the aggregate redemption price would equal approximately $246.5 million.

      On August 17, 2001, we issued 5.25% convertible subordinated notes due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million

(after deducting fees and expenses). The notes mature on August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. Interest is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, the notes may be converted into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. We may redeem all or a portion of the notes for cash at any time on or after August 20, 2004 at a redemption price of 101.3125% of the principal amount between August 20, 2004 and August 14, 2005 and 100.0% of the principal amount after August 14, 2005. The notes are unsecured and are subordinated to all of our existing and future Senior Indebtedness (as defined in the related Indenture) and are pari passu with respect to the zero coupon subordinated debentures due 2018.

Derivatives

      We conduct our operations globally. Consequently the results of our operations are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts to reduce exposures associated with nonfunctional currency accounts receivable and accounts payable denominated in Euros, Canadian and Australian dollars and several European currencies. The forward contracts range from one to three months in original maturity. In general, we do not hedge anticipated foreign currency cash flows nor do we enter into forward contracts for trading purposes. We do not use any derivatives for trading or speculative purposes.

      The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of operations.

      The forward contracts outstanding and their fair values are presented below as of December 31 (in thousands):

	2001

	Fair Value	Carrying Value

Australian Dollar	$5	$5
Canadian Dollar	7	7
Other European Currencies	90	90

	$102	$102

	2000

	Fair Value	Carrying Value

Australian Dollar	$(8)	$(8)
Canadian Dollar	27	27
Euro	(50)	(50)
Other European Currencies	(1)	(1)

	$(32)	$(32)

      The carrying value is based on the fair value of the underlying contracts based on quoted market values.

      Net realized gains and losses arising from settlement of our forward foreign exchange contracts were not significant in 2001, 2000, and 1999.

Stock Repurchase Program

      In May 1999, our board of directors authorized the repurchase of up to $100.0 million of our common stock in the open market. In July 2000, our board of directors authorized the repurchase of up to an additional $50.0 million of common stock in the open market. Through December 31, 2000, we repurchased 5.0 million shares of our common stock bringing total cash outlay to date to approximately $112.9 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements. Such repurchases are intended to cover our issuances under the Employee Stock Purchase Plan (ESPP), the 1997 Plan, and issuances related to potential mergers and acquisitions.

      On August 2, 1999, February 16, 2000 and May 31, 2000, we sold “European style” put options for 3.0 million shares of our common stock as part of our stock repurchase plan. On August 3, 2000, put options sold on August 2, 1999 for 1.0 million shares were exercised in our stock. In February 2001, we settled the remaining put options, which resulted in the purchase of 2.0 million shares of our stock for approximately $53.8 million. We do not currently expect to make any further repurchases of our common stock under this stock repurchase program.*

Euro

      On January 1, 1999, the “Euro” was introduced. On that day, the exchange ratios of the currencies of the eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The Euro became a currency in its own right and the currencies of the participating countries, while continuing to exist for a three-year transition period, are now fixed denominations of the Euro. The conversion to the Euro will have significant effects on the foreign exchange markets and bond markets and is requiring significant changes in the operations and systems within the European banking industry. Our information system is designed to accommodate multi-currency environments. As a result, we have the flexibility to transact business with vendors and customers in either Euro or traditional national currency units.

Financial Risk Management

      The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures related to non U.S. dollar-denominated sales and operating expenses in Japan, Canada, Australia, Europe, Latin America, and Asia. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not generally hedge anticipated foreign currency cash flows. Our hedging activity is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimates of transaction activity denominated in various currencies, primarily the Japanese Yen, Canadian dollar, Australian dollar, the Euro and certain European currencies. To the extent that these estimates are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

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

      We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance or operating model and changes in market conditions. As of December 31, 2001, the minority venture investments we continue to hold totaled $2.4 million at estimated fair value. The $2.4 million in minority venture investments include investments in public and private companies, amounting to $2.2 million and $200,000, respectively. During 2001, we recorded a $20.6 million impairment charge in connection with these investments.

      The following tables present the hypothetical changes in fair values in the securities held at December 31, 2001 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS),

100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2001. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

      The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			No	Given an Interest Rate
	Decrease of X Basis Points			Change in	Increase of X Basis Points
				Interest
Issuer	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$215.55	$214.69	$213.79	$212.90	$211.99	$211.08	$210.18
Municipal notes and bonds	12.21	12.21	12.21	12.21	12.21	12.21	12.21
Corporate notes, bonds and preferreds	607.47	607.16	606.79	606.43	605.67	605.67	605.71

Total	$835.23	$834.06	$832.79	$831.54	$829.87	$828.96	$828.10

      The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			No	Given an Interest Rate
	Decrease of X Basis Points			Change in	Increase of X Basis Points
				Interest
Issuer	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$218.11	$217.50	$216.86	$216.21	$215.56	$214.91	$214.25
Municipal notes and bonds	12.28	12.29	12.30	12.30	12.31	12.31	12.32
Corporate notes, bonds and preferreds	608.52	608.34	608.11	607.88	607.38	607.42	607.45

Total	$838.91	$838.13	$837.27	$836.39	$835.25	$834.64	$834.02

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      Quantitative and qualitative disclosure about market risk is set forth at “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 6.

Item 8.     Financial Statements and Supplementary Data

Quarterly Operating Results (Unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001	2000	2000	2000	2000

	(In thousands, except per share data)
Statement of Operations and Other Data:
Net revenues	$259,183	$209,042	$195,914	$170,339	$58,827	$238,737	$233,672	$214,456
Gross margin	219,865	166,623	156,260	133,652	14,073	198,711	194,770	181,443
Income (loss) from operations	14,700	(8,841)	(27,960)	(59,865)	(187,301)	10,720	16,147	8,467
Income (loss) before provision for income taxes, minority interest and extraordinary item	13,198	(8,148)	(37,930)	(58,503)	(189,763)	16,456	22,114	53,442
Income (loss) before extraordinary item	(5,513)	(12,328)	(37,179)	(47,361)	(147,224)	4,079	11,399	29,025
Extraordinary item, gain on redemption of debt, net of taxes	654	1,077	—	—	—	—	—	—
Net income (loss)	(4,859)	(11,251)	(37,179)	(47,361)	(147,224)	4,079	11,399	29,025
Extraordinary item per share	$—	$0.01	$—	$—	$—	$—	$—	$—
Diluted earnings (loss) per share	$(0.03)	$(0.08)	$(0.27)	$(0.35)	$(1.07)	$0.03	$0.08	$0.21
Shares used in per share calculation — diluted	139,616	137,750	136,879	137,140	137,857	140,989	142,238	144,372

      We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. For example, in the fourth quarter of 2000, our revenue decreased 75% from the prior quarter due to some of our distribution partners’ business decision to reduce their inventory levels by not replenishing their inventory and requesting returns over and above their contractual rights.

      Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, inventory levels, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, seasonality, trends in the computer industry, general economic conditions (such as the recent economic slowdown), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

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

PART III

Item 10.     Directors and Officers of the Registrant

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2002.

      We have revised our Insider Trading Policy to allow our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of January 31, 2002, George Samenuk, our chief executive officer and chairman; Stephen C. Richards, our chief operating officer and chief financial officer; Vernon Gene Hodges, our president; Kent H. Roberts, our executive vice president and general counsel; and Bakulesh Mehta, the president of our Sniffer Technologies product group have adopted Rule 10b5-1 trading plans. The Company believes that additional directors, officers and employees may establish such programs. In the quarter ended December 31, 2001, no trades were made pursuant to Rule 10b5-1 trading plans.

Item 11.     Executive Compensation

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2002.

Item 13.     Certain Relationships and Related Transactions

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 15, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

Page
Number

Report of Independent Accountants	49
Consolidated Balance Sheets:
December 31, 2001, and 2000	50
Consolidated Statements of Operations and Comprehensive Loss:
Years ended December 31, 2001, 2000, and 1999	51
Consolidated Statements of Stockholders’ Equity:
Years ended December 31, 2001, 2000, and 1999	52
Consolidated Statements of Cash Flows:
Years ended December 31, 2001, 2000, and 1999	53
Notes to Consolidated Financial Statements	54

      (a)(2) Financial Statement Schedule

      The following financial statement schedule of Networks Associates, Inc. for the years ended December 31, 2001, 2000, and 1999 is filed as part of this Form 10-K and should be read in conjunction with Networks Associates, Inc.’s Consolidated Financial Statements.

      Schedule II — Valuation and Qualifying Accounts S-2

      Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      (a)(3) Exhibits: See Index to Exhibits on Page 92. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

      (b) Reports on Form 8-K:

      On October 11, 2001, the Company filed a report on Form 8-K announcing the planned integration and disposition of its PGP security product group.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Networks Associates, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 48 present fairly, in all material respects, the financial position of Networks Associates, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California
January 17, 2001

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$612,832	$275,539
Short-term marketable securities	135,761	85,721
Accounts receivable, net of allowance for doubtful accounts of $8,394 and $15,332, respectively	136,366	122,315
Prepaid expenses, income taxes and other current assets	54,959	50,346
Deferred taxes	142,869	86,771

Total current assets	1,082,787	620,692
Long-term marketable securities	194,357	332,893
Fixed assets, net	64,040	75,499
Land	4,414	—
Deferred taxes	77,627	113,489
Intangible assets	185,054	220,255
Other assets	18,853	22,020

Total assets	$1,627,132	$1,384,848

LIABILITIES
Current liabilities:
Accounts payable	$26,368	$46,816
Accrued liabilities	264,618	225,317
Deferred revenue	250,048	151,566

Total current liabilities	541,034	423,699
Deferred taxes	20,445	7,971
Deferred revenue, less current portion	24,312	26,592
Convertible debentures	578,850	396,336
Other long term liabilities	393	532

Total liabilities	1,165,034	855,130

Commitments and contingencies (Notes 8 and 16)
Minority interest	17,311	11,067
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2001 and none in 2000	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 140,699,222 shares in 2001 and 139,328,528 shares in 2000; Outstanding: 140,699,222 shares in 2001 and 138,089,775 shares in 2000	1,406	1,381
Treasury stock, at cost: no shares in 2001 and 1,238,753 shares in 2000	—	(23,186)
Additional paid-in capital	742,315	685,423
Accumulated other comprehensive loss	(30,345)	(31,266)
Retained earnings (accumulated deficit)	(268,589)	(113,701)

Total stockholders’ equity	444,787	518,651

Total liabilities, minority interest and stockholders’ equity	$1,627,132	$1,384,848

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net revenue:
Product	$557,042	$505,914	$474,097
Services and support	277,436	239,778	209,571

Total revenue	834,478	745,692	683,668

Cost of net revenue:
Product	103,052	114,394	88,729
Services and support	55,026	42,301	42,094

Total cost of net revenue	158,078	156,695	130,823

Operating costs and expenses:
Research and development(1)	146,701	173,468	152,728
Marketing and sales(2)	435,261	400,863	370,086
General and administrative(3)	109,946	84,567	83,753
Provision for doubtful accounts, net	(1,473)	15,784	44,809
Amortization of intangibles	64,110	66,282	58,400
Acquisition, restructuring and other related costs(4)	3,821	—	(18,732)

Total operating costs and expenses	758,366	740,964	691,044

Loss from operations	(81,966)	(151,967)	(138,199)
Interest and other income	28,631	42,024	30,678
Interest expense	(24,697)	(18,169)	(17,332)
Gain (loss) on investments, net	7,280	40,361	(6,145)
Write down of strategic and other investments	(20,631)	(10,000)	—

Loss before provision for income taxes, minority interest and extraordinary item	(91,383)	(97,751)	(130,998)
Provision for income taxes	11,409	9,924	29,243

Net loss before minority interest and extraordinary item	(102,792)	(107,675)	(160,241)
Minority interest in loss of consolidated subsidiaries	411	4,954	340

Loss before extraordinary item	(102,381)	(102,721)	(159,901)
Extraordinary item, gain on redemption of debt, net of taxes	1,731	—	—

Net loss	$(100,650)	$(102,721)	$(159,901)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and investments	$1,950	$2,654	$(1,610)
Foreign currency translation loss	(1,029)	(23,963)	(6,813)

Comprehensive loss	$(99,729)	$(124,030)	$(168,324)

Basic and Diluted net loss per share:
Loss before extraordinary item	$(0.74)	$(0.74)	$(1.15)
Extraordinary item, gain on redemption of debt, net of taxes	0.01	—	—

Net (loss) per share — basic and diluted	$(0.73)	$(0.74)	$(1.15)

Shares used in per share calculation — basic and diluted	137,847	138,072	138,695

(1)	Includes stock-based compensation charge of $4,604, $1,894 and $4,515 in 2001, 2000 and 1999, respectively.

(2)	Includes stock-based compensation charge of $10,354, $4,570 and $7,162 in 2001, 2000 and 1999, respectively.

(3)	Includes stock-based compensation charge of $9,235, $2,250 and $3,893 in 2001, 2000 and 1999, respectively.

(4)	Includes stock-based compensation charge of $519, $0 and $0 in 2001, 2000 and 1999, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated	Retained
	Common Stock			Additional	Other	Earnings	Total
			Treasury	Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Stock	Stock	Loss	Deficit)	Equity

	(In thousands)
Balances, December 31, 1998	137,123	$1,371	$—	$527,862	$(1,534)	$195,139	$722,838
Issuance of common stock upon exercise of stock options	1,196	12	1,414	17,348	—	(360)	18,414
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	123	—	—	123
Issuance of common stock from Employee Stock Purchase Plan	578	6	—	8,929	—	—	8,935
Repurchase of common stock	(685)	(7)	(12,437)	—	—	—	(12,444)
FSA conversion of preferred stock to common stock	438	4	—	—	—	—	4
Exercise of warrants	85	1	—	458	—		459
Proceeds from sale of put options				5,250	—	—	5,250
Compensation charge due to repricing of stock options and McAfee.com options	—	—	—	15,570	—	—	15,570
Issuance of stock by consolidated subsidiary	—	—	—	78,945	—	—	78,945
Minority Interest	—	—	—	(9,664)	—	—	(9,664)
Foreign currency translation	—	—	—	—	(6,813)	—	(6,813)
Unrealized loss on investments	—	—	—	—	(1,610)	—	(1,610)
Net loss	—	—	—	—	—	(159,901)	(159,901)

Balances, December 31, 1999	138,735	1,387	(11,023)	644,821	(9,957)	34,878	660,106
Issuance of common stock upon exercise of stock options	3,036	30	72,054	—	—	(39,788)	32,296
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	3,461	—	—	3,461
Issuance of common stock from Employee Stock Purchase Plan	666	7	16,156	1,322	—	(6,070)	11,415
Repurchase of common stock	(4,347)	(43)	(100,373)	—	—	—	(100,416)
Proceeds from sale of put options	—	—	—	13,890	—	—	13,890
Compensation charge due to repricing of stock options and McAfee.com options	—	—	—	8,714	—	—	8,714
Issuance of stock by consolidated subsidiary	—	—	—	19,600	—	—	19,600
Minority interest	—	—	—	(6,385)	—	—	(6,385)
Foreign currency translation	—	—	—	—	(23,963)	—	(23,963)
Unrealized gain on investments	—	—	—	—	2,654	—	2,654
Net loss	—	—	—	—	—	(102,721)	(102,721)

Balances, December 31, 2000	138,090	1,381	(23,186)	685,423	(31,266)	(113,701)	518,651
Issuance of common stock upon exercise of stock options	3,233	13	41,575	15,482	—	(27,626)	29,444
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	12,107	—	—	12,107
Issuance of common stock from Employee Stock Purchase Plan	1,376	12	35,411	705	—	(26,612)	9,516
Repurchase of common stock	(2,000)	—	(53,800)	—	—	—	(53,800)
Compensation charge due to repricing of stock options	—	—	—	24,712	—	—	24,712
Tax benefit from exercise of nonqualified stock options	—	—	—	5,389	—	—	5,389
Issuance of stock by consolidated subsidiary	—	—	—	5,523	—	—	5,523
Minority interest	—	—	—	(7,026)	—	—	(7,026)
Foreign currency translation	—	—	—	—	(1,029)	—	(1,029)
Unrealized gain on investments	—	—	—	—	1,950	—	1,950
Net loss	—	—	—	—	—	(100,650)	(100,650)

Balances, December 31, 2001.	140,699	$1,406	$—	$742,315	$(30,345)	$(268,589)	$444,787

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(100,650)	$(102,721)	$(159,901)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	108,054	90,096	81,492
Provision for doubtful accounts, net	(1,473)	15,784	44,809
Impairment of goodwill	—	3,639	—
Impairment of strategic investments	20,631	10,000	—
Non-cash interest on debt	24,697	18,169	17,332
Stock-based compensation	24,712	8,714	15,570
Deferred taxes	(15,971)	(31,016)	(71,444)
Net realized (gain) loss on investments	(7,280)	137	6,145
Gain on the sale of Goto.com investment	—	(28,551)	—
Gain on the sale of Network Associates Japan investment	—	(11,947)	—
Minority interest	(411)	(4,954)	(340)
Extraordinary item — gain on redemption of debt, net of taxes	(1,731)	—	—
Tax benefit from exercise of nonqualified stock options	5,389	—	—
Changes in assets and liabilities:
Accounts receivable	(18,901)	30,522	41,329
Prepaid expenses, income taxes and other current assets	(310)	(11,723)	22,650
Accounts payable and accrued liabilities	12,539	10,432	23,635
Deferred revenue	96,411	30,091	(39,357)

Net cash provided by (used in) operating activities	145,706	26,672	(18,080)

Cash flows from investing activities:
Purchase of marketable securities	(678,093)	(510,247)	(393,363)
Sale of marketable securities	754,182	562,132	233,499
Purchase of acquired technology	(12,250)	(12,500)	—
Purchase of other investments	—	(21,650)	—
Purchase of fixed assets	(31,493)	(54,031)	(20,458)
Proceeds from sale of Goto.com investment	—	36,750	—
Proceeds from sale of fixed assets	—	—	6,518
Proceeds from sale of shares of Network Associates Japan	—	11,947	—
Purchase of shares of Network Associates Japan	(10,655)	—	—
Acquisition by subsidiary, net of cash acquired	(916)	(1,958)	—

Net cash provided by (used in) investing activities	20,775	10,443	(173,804)

Cash flows from financing activities:
Repayment of notes payable	—	(367)	(3,085)
Issuance of common stock under stock option, purchase plans and warrants	51,067	47,172	27,931
Proceeds from sale of put options	—	13,890	5,250
Repurchase of common stock	(53,800)	(100,416)	(12,444)
Proceeds of McAfee.com initial public offering, net	—	—	78,945
Change in minority interest and other	264	318	—
Issuance of convertible debentures, net of issuance costs	335,081	—	—
Repurchase of convertible debentures	(173,708)

Net cash provided by (used in) financing activities	158,904	(39,403)	96,597
Effect of exchange rate changes on cash and cash equivalents	11,908	(38,957)	(6,828)

Net increase (decrease) in cash and cash equivalents	337,293	(41,245)	(102,115)
Cash and cash equivalents at beginning of year	275,539	316,784	418,899

Cash and cash equivalents at end of year	$612,832	$275,539	$316,784

Non cash investing activities:
Unrealized gain (loss) on marketable investments	$1,950	$2,654	$(1,610)
Conversion of FSA preferred stock into common stock	$—	$—	$459
McAfee.com stock issued in acquisitions	$5,523	$19,600	$—
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$8,844	$47,541	$32,318

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

      Networks Associates, Inc. and its majority owned subsidiaries (the “Company”) develop, market, distribute and support network security and network management software products. The Company’s markets are worldwide and include corporate, governmental, institutional users, and individuals as well as resellers and distributors. International sales and support are provided by subsidiaries in principally European and Asian markets and through independent agents and distributors elsewhere.

2.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and majority owned subsidiaries, including McAfee.com. All intercompany accounts and transactions have been eliminated. Subsidiaries may enter into contractual arrangements that may restrict their ability to make dividend payments or loans and advances to Networks Associates, the parent company.

      Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. These reclassifications had no effect on the prior year’s stockholders’ equity or results of operations.

Minority Interest

      Minority interest in (income) loss of consolidated subsidiaries represents the minority stockholders’ share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by these minority stockholders in these consolidated subsidiaries, along with their proportional share of the accumulated earnings or losses, together with their share of any capital transactions, such as stock issuances.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include those required in the valuation of intangible assets acquired in purchase combinations, allowances for doubtful accounts, sales returns and allowances, vendor specific objective evidence of the fair value of the various elements of the Company’s multiple element software transactions and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

Certain Risks and Concentrations

      The Company’s revenues are derived from the license of its software products. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. The Company has historically derived a majority of its net revenues from the anti-virus software products and network fault and performance management products. These products are expected to continue to account for a significant portion of net revenue for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company sells a significant amount of its products through intermediaries such as distributors. The Company’s top ten distributors typically represent approximately 37% to 42% of net revenue in any quarter. Our largest distributor, Ingram Micro, Inc., accounted for approximately 27% of net revenue for the year ended December 31, 2001.

      The Company’s distributor agreements may be terminated by either party without cause. If one of the Company’s significant distributors terminates its distribution agreement, the Company could experience a significant interruption in the distribution of its products.

      The Company’s distributors may sell other vendor’s products that are complementary to, or compete with, its products. While the Company encourages its distributors to focus on the Company’s products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

      Some of the Company’s distributors may experience financial difficulties, which could adversely impact collection of accounts receivable. The Company regularly reviews the collectibility and credit-worthiness of its distributors to determine an appropriate allowance for doubtful accounts. The Company’s bad debt allowance was approximately $8.4 million at December 31, 2001 and $15.3 million at December 31, 2000. In 1999, one large European distributor, CHS, entered bankruptcy requiring the Company to record a related accounts receivable write-off of approximately $28.7 million. Also in 1999, Pinacor, a U.S. distributor, entered bankruptcy requiring the Company to record a related accounts receivable write-off of approximately $6.0 million. The Company’s uncollectable accounts could exceed our current or future allowances.

      The Company has significant accounts receivable from several major distributors and from customers across a broad demographic base. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. The Company does not request collateral from any of its customers prior to granting credit.

      The Company maintains the majority of cash balances and all of its short-term investments with eight financial institutions. The Company invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

      Certain of the Company’s products contain critical components supplied by a single or a limited number of third parties. The Company has been required to purchase and inventory certain of the computer platforms around which it designs its products to ensure an available supply of the product for customers. Any significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could materially adversely affect the Company’s results of operations.

      The Company relies on a limited number of third parties to manufacture some of its hardware-based Sniffer and E-ppliance products. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of the Company’s third party manufacturers cannot or will not manufacture its products in required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity. Even if this additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments.

Foreign Currency Translation

      The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehen-

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sive loss. Where the US Dollar is the functional currency of the subsidiary, all remeasurement adjustments are recorded in the statement of operations.

      Foreign currency transaction gains and losses, which to date have not been material, are included in the statement of operations.

Derivatives

      The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company’s use of derivative financial instruments is discussed in Note 5 to these Notes to the Consolidated Financial Statements.

      The adoption of SFAS No. 133 did not have a material effect on the financial statements of the Company.

Cash and Cash Equivalents

      Cash equivalents are comprised of highly liquid debt instruments with original maturities or remaining maturities at date of purchase of 90 days or less.

Marketable Securities

      All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, net of related taxes, reported as a component of accumulated other comprehensive income (loss). Premium and discount on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. Short-term marketable securities are those with remaining maturities at the balance sheet date of one year or less. Long-term marketable securities have remaining maturities at the balance sheet date of greater than one year. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

      The Company assesses the value of its available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. Factors which the Company uses to assess whether an other than temporary decline has occurred include, but are not limited to, the period of time which the fair value is below original cost, significant changes in the operating performance, financial condition or business model, and changes in market conditions. Any “other than temporary decline” in value is reported in earnings and a new cost basis for the marketable security established.

Inventory

      Inventory is comprised of primarily finished goods. Inventory is included in other current assets and is valued at purchase cost computed on a first in, first out basis, not in excess of market value.

Fixed Assets

      Fixed assets are presented at cost less accumulated depreciation and amortization. Depreciation and amortization of fixed assets are computed using the straight-line method over the estimated useful lives of the

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related assets (three to five years) (see Note 6 of these Notes to Consolidated Financial Statements). Leasehold improvements are amortized on a straight-line basis over the remaining life of the lease or the estimated useful life of the asset, whichever is shorter.

      Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of fixed assets, are expensed as incurred. The cost and related accumulated depreciation applicable to fixed assets sold or no longer in service are eliminated from the accounts and any gain or loss is included in operations.

Intangible Assets

      Intangible assets, including goodwill, purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangibles is four to eight years (see Note 6 to these Notes to Consolidated Financial Statements).

Impairment of Intangibles and Long-Lived Assets

      The Company assess the impairment of identifiable intangibles, goodwill and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

Internal Use Software

      Software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company’s management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of three years using the straight-line method.

      When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

Investments

      Investments consist of minority investments in non-publicly and publicly traded companies in which the Company holds less than a 20% interest. The private investments are included in other assets on the Company’s balance sheet and are carried at original cost, less reductions related to other-than-temporary declines in value. The public investments are included in short term marketable securities and are carried at

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value. The Company assesses the recoverability of its investments on a regular basis. Factors that the Company considers which could trigger an other than temporary decline in the value of such investments include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in market conditions. For public investments, the Company also considers the period of time the fair value of the investment has been less than its carrying value. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $20.6 million and $10.0 million in 2001 and 2000, respectively.

Fair Value of Financial Instruments

      Carrying amounts of the Company’s financial instruments including investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of the Company’s investments in marketable securities is disclosed in Note 4 to the Notes to these Consolidated Financial Statements. The fair value of the Company’s convertible debt instruments is disclosed in Note 9 to the Notes to these Consolidated Financial Statements.

Revenue Recognition

      The Company’s revenue is derived from primarily two sources (i) product revenue, which includes software license, hardware, retail and royalty revenue and (ii) services and support revenue which includes software license maintenance and support, training, consulting, and hosting arrangements revenue.

      The Company licenses its software products under one and two-year term or perpetual licenses. The two-year licenses include the first year of maintenance and support. The Company sells its products and services via its direct sales force, through domestic and foreign distributors and via the Internet. Under the Company’s hosting arrangements, which do not include any upfront set up fees, customers pay a fixed fee and receive service over a period of time, generally one year.

      The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition”, as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, the Company does not bifurcate the fee and apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition”. In addition, the Company applies the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to its hosted software service transactions.

      Product revenue from the license of the Company’s software products and sale of hardware products where the software is and is not incidental is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Hosting revenue is recognized ratably over the service period, which is generally one year. Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement. Revenue on one-year time-based subscription licenses is recognized ratably over the contract term. Royalty revenue is generally recognized upon receipt of periodic royalty reports received from customers, which generally coincides with receipt of cash.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For all sales except those completed via the Internet, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the internet, the Company uses a credit card authorization as evidence of an arrangement. Sales through distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

      Fees due under an arrangement are generally deemed not to be fixed and determinable if a significant portion of the fee is due beyond the Company’s normal payment terms which are 30 to 90 days from the date of invoice. In these cases, revenue is not recognized until the fees become due. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      During 2001, the Company entered into new arrangements with all of its distributors. Under the terms of these new arrangements, the distributors are not required to pay for any products until they have sold through to their customers. In addition, the distributors have an unlimited right of return up until the point of sale. After sale, the Company must approve any returns from end-users. As a result, the Company recognizes revenue from sales to distributors and resellers when products have been sold by the distributors or resellers to their customers. In addition, the Company makes an estimate of returns from end users based on its historical experience. The provision for estimated returns is recorded as a reduction to revenue. During 2000 and 1999, revenue from sales to distributors or resellers was recognized, less an estimate for returns, upon sale to the distributor. The Company’s estimate for returns was based on its historical experience plus amounts to cover specific returns initiated by the Company.

      For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with two year term and perpetual licenses), the Company allocates revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair values for the ongoing maintenance and support obligations for both two year term and perpetual licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

      If a multiple element arrangement includes services that are deemed essential to the functionality of a delivered element, the Company recognizes the arrangement fee using the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to costs incurred plus management’s estimate of cost to complete. Losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable.

Government Contracts

      The Company enters into research and development contracts with government agencies under various pricing arrangements. Government contracting revenue is classified as services and support revenue in the accompanying consolidated statements of operations and comprehensive loss. Revenue from “cost-plus-fixed-fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue from “firm-fixed-price” contracts is recognized on the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to costs incurred plus management’s estimate of costs to complete. Losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable. During 2001, 2000 and 1999, the Company

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized revenue of $16.6 million, $12.3 million and $14.0 million, respectively, associated with government contracts. Associated costs were $14.9 million, $12.0 million and $13.3 million in 2001, 2000 and 1999, respectively.

      Under government contracts, the Company is subject to audit by the Defense Contract Audit Agency (DCAA) which could result in the renegotiation of amounts previously billed. The DCAA has performed audits of the Company’s costs through 1999. Management believes that the results of such audits will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Research and Development

      Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Advertising Costs

      Advertising production costs are expensed as incurred. Media for television and print placement costs are expensed in the period the advertising appears. Total advertising and promotional expenses were $33.9 million, $58.2 million and $58.8 million for 2001, 2000 and 1999, respectively.

Stock-based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

Income Taxes

      The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Net Loss Per Share

      Basic net loss per share is computed using the weighted-average common shares outstanding during the period. Diluted net loss per share is computed using the weighted average common shares and potentially dilutive shares outstanding during the period. Potentially dilutive common shares include incremental common shares issuable upon exercise of stock options and stock purchase warrants and conversion of the convertible debt.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

      Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company’s components of comprehensive loss, which are excluded from net loss.

      For 2001, 2000 and 1999 comprehensive income (loss) comprises the following items (in thousands):

	Before	Income	Net of
	Income Tax	Tax	Income Tax

2001
Net unrealized gain on marketable securities and investments	$16,601	$(6,640)	$9,961
Net realized gain on marketable securities and investments	7,280	(2,912)	4,368
Impairment recognized	(20,631)	8,252	(12,379)
Cumulative translation adjustment, net	(1,029)	—	(1,029)

Total other comprehensive income	$2,221	$(1,300)	$921

2000
Net unrealized loss on marketable securities and investments	$(12,605)	$5,042	$(7,563)
Net realized gain on marketable securities and investments	40,361	(16,144)	24,217
Impairment recognized	(10,000)	(4,000)	(14,000)
Cumulative translation adjustment, net	(23,963)	—	(23,963)

Total other comprehensive loss	$(6,207)	$(15,102)	$(21,309)

1999
Net unrealized gain on marketable securities and investments	$3,461	$(1,384)	$2,077
Net realized loss on marketable securities and investments	(6,145)	2,458	(3,687)
Cumulative translation adjustment, net	(6,813)	—	(6,813)

Total other comprehensive loss	$(9,497)	$1,074	$(8,423)

      Accumulated other comprehensive income (loss) comprises of the following (in thousands):

	2001	2000	1999

Unrealized gain on available-for-sale securities	$4,800	$2,850	$196
Cumulative translation adjustment	(35,145)	(34,116)	(10,153)

Total	$(30,345)	$(31,266)	$(9,957)

     Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The Company is currently assessing the impact of the adoption of these issues on its financial statements.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, the Company will cease to amortize approximately $156.9 million of goodwill, the Company had recorded approximately $51.1 million of amortization on these amounts during 2001 and would have recorded approximately $55.1 million of amortization during 2002. In lieu of amortization the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

•	Step 1 — the Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. The Company will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

      The Company expects to complete the initial review during the first quarter of 2002. The Company does not expect to record an impairment charge upon completion of the initial review, however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2001 and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 144 on its financial position and results of operations.

3.     Business Combinations and Other

      Networks Associates, Inc. made no material acquisitions during 2001, 2000 and 1999.

      During 2000, McAfee.com completed two acquisitions (Signal 9 Solutions Canada, Inc. and Tufans, Inc.) for a total purchase price of $22.6 million, including the issuance of approximately 550,000 shares of its Class A common stock, valued at approximately $19.6 million, cash of approximately $2.2 million and acquisition related expenses of $0.8 million. The value of the stock issued was based on the average of the market price of McAfee.com stock five days before and after the date agreements were reached on the acquisition. The acquisitions were accounted for using the purchase method of accounting and McAfee.com analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development. McAfee.com determined that the acquired technologies and products are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis, $22.3 million was recorded as goodwill and purchased technology, and is being amortized on a straight-line basis over three years. A summary of the fair value of the assets acquired as a result of these transactions, is as follows (in thousands):

Assets acquired
Tangible assets, primarily cash, accounts receivable and property and equipment	$654
Goodwill and purchased technology	22,304
Liabilities assumed	(378)

Total	$22,580

      The results of each of these acquisitions have been included in the results of McAfee.com and the consolidated results of the Company since the dates of acquisition. The historical operations of these acquisitions were not material to the Company’s financial position, results of operations, or cash flows.

      In December 2000, McAfee.com performed a review of the carrying value of the goodwill associated with one of it’s acquisitions and recognized an impairment charge of $3.6 million. McAfee.com performed a review of the carrying value of the goodwill as it had been assessed that McAfee.com would not use the technology purchased as part of the original acquisition. Accordingly, the full value of the unamortized goodwill was written off.

     Capital Transactions

      In February 2000, the Company sold less than 5% of its interest in its Japanese subsidiary, Network Associates Company Limited (“NAI Japan”) generating proceeds of approximately $11.9 million. The transaction, which was with several unrelated third parties, resulted in a gain of approximately $11.9 million, based on the difference between the proceeds of sale and the Company’s basis of its investment in NAI Japan. As NAI Japan was not a newly formed non-operating entity and had a successful history of marketing and selling the Company’s products in the Japanese market, the Company recorded this gain in the statement of operations.

      Due to a change in business strategy, the Company repurchased this minority interest in NAI Japan in June 2001 for approximately $10.7 million. The Company accounted for this repurchase using the purchase method of accounting and accordingly performed an allocation of the purchase price paid for this minority interest. As a result approximately $10.3 million of the purchase price was allocated to goodwill, which is

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized over its useful economic life of 5 years. The full results of operations of NAI Japan have been included with those of the Company since the date of acquisition of the minority interest.

4.     Marketable Securities and Cash and Cash Equivalents

      Marketable securities, which are classified as available-for-sale, are summarized as follows as of December 31 (in thousands):

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
2001	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$205,418	$2,228	$(42)	$207,604
Municipal debt securities	12,013	28	—	12,041
Corporate debt securities	652,024	1,637	(88)	653,573
Equity securities	1,153	1,037	—	2,190

	$870,608	$4,930	$(130)	$875,408

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
2000	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$180,523	$1,185	$(63)	$181,645
Municipal debt securities	36,882	25	(68)	36,839
Corporate debt securities	354,133	479	(180)	354,432
Equity securities	14,548	1,472	—	16,020

	$586,086	$3,161	$(311)	$588,936

      At December 31, 2001 and 2000, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $545.3 million in 2001, and $170.3 million in 2000, have maturities of less than 3 months and are classified as cash equivalents.

      The following table summarizes the components of the cash and cash equivalents balance at December 31 (in thousands):

	2001	2000

Cash and money market funds, at cost which approximates fair value	$394,551	$201,151
Corporate debt securities, primarily commercial paper	218,281	74,388

Total cash and cash equivalents	$612,832	$275,539

      The following table summarizes the gross realized gains (losses) for the years ending December 31 (in thousands):

	2001	2000	1999

Realized gains	$7,921	$40,634	$—
Realized losses	(641)	(273)	(6,145)

Net realized gain (loss)	$7,280	$40,361	$(6,145)

5.     Derivatives

      The Company conducts business globally. As a result, it is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to reduce exposures associated with

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonfunctional currency accounts receivable and accounts payable denominated in Euros, Canadian and Australian dollars and several European currencies. The forward contracts range from one to three months in original maturity. In general, the Company does not hedge anticipated foreign currency cash flows nor does the Company enter into forward contracts for trading purposes. The Company does not use any derivatives for trading or speculative purposes.

      The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of operations.

      The forward contracts outstanding and their unrealized gains (losses) are presented below as of December 31 (in thousands):

	2001

	Fair Value	Carrying Value

Australian Dollar	$5	$5
Canadian Dollar	7	7
Other European Currencies	90	90

	$102	$102

	2000

	Fair Value	Carrying Value

Australian Dollar	$(8)	$(8)
Canadian Dollar	27	27
Euro	(50)	(50)
Other European Currencies	(1)	(1)

	$(32)	$(32)

      The carrying value is based on the fair value of the underlying contracts based on quoted market values.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Balance Sheet Detail (in thousands):

	December 31,

	2001	2000

Fixed assets:
Furniture and fixtures (useful lives of 5 years)	$20,580	$18,837
Computers and equipment (useful lives of 3 years)	143,210	145,558
Leasehold improvements (shorter of 5 years or the term of the lease)	21,360	20,068

	185,150	184,463

Accumulated depreciation furniture and fixtures	(13,541)	(10,840)
Accumulated depreciation computers and equipment	(100,009)	(93,321)
Accumulated depreciation leasehold improvements	(7,560)	(4,803)

	(121,110)	(108,964)

	$64,040	$75,499

Land	$4,414	$—

Intangibles assets:
Goodwill (useful lives of 4 to 8 years)	$357,842	$343,029
Purchased technology (useful lives of 4 to 5 years)	43,954	43,636
Trademarks, patents and other intangibles (useful lives of 4 to 5 years)	48,351	36,551

	450,147	423,216

Accumulated amortization of goodwill	(200,912)	(149,309)
Accumulated amortization of purchased technology	(40,050)	(36,077)
Accumulated amortization of trademarks, patents and other intangibles	(24,131)	(17,575)

	(265,093)	(202,961)

	$185,054	$220,255

Accrued liabilities:
Accrued taxes	$127,984	$117,400
Accrued compensation	52,050	36,649
Accrued marketing costs	11,035	22,899
Accrued inventory costs	6,377	6,830
Accrued legal and accounting fees	7,988	6,670
Other accrued expenses	59,184	34,869

	$264,218	$225,317

      Depreciation expense for 2001, 2000 and 1999 was $43.9 million, $23.8 million and $23.1 million, respectively. Amortization expense was $64.1 million, $66.3 million and $58.4 million for 2001, 2000 and 1999, respectively.

7.     Restructuring

      On October 9, 2001, the board of directors of the Company approved a plan to integrate certain activities of the Company’s PGP product group into its McAfee and Sniffer product groups and dispose of other product

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lines. In connection with this process, the Company recorded a restructuring charge of approximately $3.8 million during the fourth quarter of 2001. The restructuring charge consists of the costs related to severance packages for 100 affected employees, of which 79 were employed in the United States, 16 in EMEA, 3 in Japan, and 2 in Latin America.

      The following table sets forth the Company’s restructuring accrual established in 2001 and the activity against the accrual during 2001 (in thousands):

			Non-cash
			Stock Based
		Severance and	Compensation
	Other Costs	Benefits	Charge	Total

Balance, October 9, 2001	$116	$3,186	$519	$3,821
Paid out/non-cash	(116)	(3,186)	(519)	(3,821)

Balance, December 31, 2001	$—	$—	$—	$—

      Severance and other benefits and other transaction costs were paid in cash during 2001.

8. Commitments

Leases

      The Company leases its operating facilities under non-cancelable operating leases, which expire at various times ranging from the year 2002 through 2017. A description of the Company’s significant operating leases is as follows:

	Lease Expiry	Renewal Option

Corporate Headquarters, Santa Clara, California	March 2013	none
Dallas, Texas	February 2003	5 year period
Slough, England	December 2017	none
European Headquarters, Amsterdam, The Netherlands	Various dates through April 2007	none
Tokyo, Japan	February 2004	none

      In addition, the Company has leased certain equipment with various lease expiration dates through 2005.

      Future minimum payments under non cancelable operating leases are as follows as of December 31 (in thousands):

2002	$20,550
2003	14,924
2004	12,673
2005	11,802
2006	10,296
2007 and thereafter	61,606

$131,851

      Rent expense for 2001, 2000 and 1999 amounted to $ 25.5 million, $18.4 million and $15.1 million, respectively. Future rental income to be received under non-cancelable subleases amounted to $1.5 million as

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2001. Rental income from subleases for 2001, 2000 and 1999 amounted to $3.3 million, $5.6 million and $5.7 million, respectively.

9.     Convertible Debt

      Convertible debt comprises the following amounts as of December 31 (in thousands):

	2001	2000

Zero Coupon Convertible Subordinated Debentures due 2018
Face Value	$498,500	$885,500
Unamortized Discount	(264,650)	(489,164)

	233,850	396,336

5.25% Convertible Subordinated Notes due 2006
Face Value	345,000	—
Unamortized Discount	—	—

	345,000	—

Total convertible debt	$578,850	$396,336

Zero Coupon Convertible Debentures due 2018

      On February 13, 1998, the Company completed a private placement of zero coupon convertible subordinated debentures due in 2018 (the “Debentures”). The Debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to the Company of approximately $337.6 million. The initial price to the public for the debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the Debentures of 4.75% (on a semi-annual Debentures equivalent basis).

      The Debentures are convertible into common stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $45.80 per share. The Debentures are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the related indenture) and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. The Debentures may be redeemed for cash at the option of the Company beginning on February 13, 2003. At the option of the holder, the Company will purchase the Debentures on February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices (to be paid in cash or common stock or any combination thereof, at the election of the Company and subject to certain conditions) equal to the initial issue price plus the accretion of the discount on the Debentures to such dates. The Debentures may also be redeemed at the option of the holder if there is a Fundamental Change (as defined in the related indenture) at a price equal to the issue price plus the accretion of the discount on the debenture to the date of redemption, subject to adjustment. The accretion of the discount on the Debentures is calculated using the effective interest method.

      In 2001, the Company redeemed Debentures, which had an aggregate face amount at maturity of $387.0 million, at a net price of $173.7 million, which was financed from the Company’s investment portfolio. In connection with the redemption, the Company recognized an extraordinary gain of approximately $1.7 million, net of approximately $1.2 million in taxes. The gain was calculated as the difference between the accreted value of the debt, net of unamortized issuance costs, and the cost of redemption.

      As of December 31, 2001, the Company’s aggregate cash, cash equivalents and marketable securities were approximately $943.0 million, including $102.5 million held by McAfee.com. Assuming that as of

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 13, 2003 all currently outstanding zero coupon convertible subordinated debentures are redeemed, the aggregate redemption price would equal approximately $246.5 million.

5.25% Convertible Subordinated Note due 2006

      On August 17, 2001, the Company issued 5.25% convertible subordinated notes (“Notes”) due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds (after deducting fees and expenses) of approximately $335.1 million. The amortization of the issuance costs related to the Notes is calculated using the effective interest method. The Notes mature on August 15, 2006, unless earlier redeemed by the Company at its option or converted at the holder’s option. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, Notes may be converted into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes may also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related indenture). The Company may redeem all or a portion of the Notes for cash at any time on or after August 20, 2004 at a redemption price of 101.3125% of the principal amount, between August 20, 2004 and August 14, 2005 and 100.0% of the principal amount after August 14, 2005. The Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the related indenture), and are pari passu with respect to the Debentures.

      Aggregate maturities of the value of the long-term debt outstanding at December 31, 2001 are as follows (in thousands):

5.25%
	Zero Coupon	Convertible
	Convertible	Subordinated
	Debentures	Notes
	due 2018(1)	due 2006(2)	Total

2002	$—	$—	$—
2003	246,501	—	246,501
2004	—	—	—
2005	—	—	—
2006	—	345,000	345,000
2007 and thereafter	—	—	—

	$246,501	$345,000	$591,501

(1)	In February 2003, the Company may be required to use a significant portion of its cash balance to redeem its outstanding Debentures. The redemption value corresponds to the aggregate face value outstanding of $498.5 million less the related unamortized discount of $252.0 million on February 13, 2003.

(2)	In 2002, 2003, 2004, 2005 and 2006, the Company will make interest payments of $18.1 million.

      The fair value of the Company’s long-term debt outstanding is as follows (in thousands):

	As of December 31,

	2001	2000

Zero Coupon Convertible Debentures due 2018	$228,587	$318,178
5.25% Convertible Subordinated Notes due 2006	567,111	—

	$795,698	$318,178

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Employee Benefit Plans

Company 401(k) and Profit Sharing Plan

      The Company’s 401(k) and Profit Sharing Plan cover substantially all Company full-time employees, including McAfee.com employees. Under the Company’s 401(k) and Profit Sharing Plans, the board of directors, at its discretion, can match employee contributions in an amount not to exceed 20% of total compensation. Annual amounts contributed by the Company under the plan are $4.5 million, $4.2 million and $2.9 million in 2001, 2000 and 1999, respectively.

Company Employee Stock Purchase Plan

      Under the 1994 Employee Qualified Stock Purchase Plan (the “1994 ESPP”), the Company may grant stock purchase rights to all eligible employees during one year offering periods with exercise dates approximately every six months (beginning each August and February). The Company has reserved 3.8 million shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions at exercise prices equal to 85% of the lesser of the fair value of the Company’s common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $25,000 worth of common stock in any one calendar year.

      As of December 31, 2001 the Company expects that there will be a shortfall in the number of shares available to meet the requirements of open purchase periods. Accordingly, the Company expects to reduce by a pro rata amount the shares available for purchase by plan participants for the purchase period ending January 31, 2002.

McAfee.com Employee Stock Purchase Plan

      In September 1999, McAfee.com’s board of directors adopted McAfee.com’s Employee Stock Purchase Plan (the “1999 Purchase Plan”). A total of 500,000 shares of McAfee.com Class A common stock have been reserved for issuance under the 1999 Purchase Plan, plus annual increases equal to the lesser of: (a) 1.0 million shares; (b) 3% of McAfee.com’s outstanding shares on such date; or (c) an amount determined by McAfee.com’s board of directors. All McAfee.com full-time employees are eligible to participate in the 1999 Purchase Plan. The 1999 Purchase Plan is comprised of two year offering periods with exercise dates approximately every six months (beginning each August and February), with the exception of the first offering period, which commenced on December 2, 1999, with the first exercise date on January 31, 2000. Shares are purchased through McAfee.com employees’ payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of McAfee.com’s Class A common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $25,000 worth of Class A common stock in any one calendar year and the maximum number of shares a participant may purchase during a single purchase period is 2,500 shares. Purchase periods occur twice yearly and each offering effectively contains a 6, 12, 18 and 24-month option. In 2001, 128,000 shares were issued under the 1999 Purchase Plan at weighted average purchase price of $5.30. At December 31, 2001, 2.2 million shares were reserved for future issuance under the 1999 Purchase Plan.

11.     McAfee.com

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of the Company’s license agreement with McAfee.com, McAfee.com’s business has historically been targeted exclusively at consumers. In March 2001, the Company entered into a reseller agreement with McAfee.com allowing it to expand its product offerings with McAfee.com for Business. McAfee.com for Business is a new website serving the security needs for small and medium-sized businesses delivering managed applications services that allow businesses to provide anti-virus and firewall security for their desktop PCs.

      As of December 31, 2001, the Company owned 36.0 million shares of McAfee.com Class B common stock, entitled to three votes per share and representing approximately 76% of McAfee.com’s outstanding common stock and 90% of its total voting power.

      The Company accounts for transactions involving the issuance by McAfee.com of its stock as capital transactions and include its portion of the proceeds of issuance in Additional Paid in Capital.

12.     Stockholders’ Equity

Preferred Stock

      The Company has authorized 5.0 million shares of preferred stock, par value $0.01 per share. The Company’s board of directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders.

      At December 31, 1998, there was one share of Series A preferred stock outstanding, which was issued in connection with the 1996 acquisition of FSA. The share of Series A preferred stock had no preferential rights other than the right to cast a number of votes equal to the number of common shares issuable in exchange for certain exchangeable non voting shares of FSA. During 1999, that single preferred share was converted into 437,589 of the Company’s common stock. At December 31, 2001, there was no preferred stock outstanding.

Company Stock Option Plans

      Under the amended 1997 Plan, the Company has reserved 16.5 million shares for issuance to employees, officers, directors, third party contractors and consultants. The plan provides for an option price no less than 100% of the fair value of the Company’s common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair value on the date of grant for all others. The options may be exercisable immediately, or over time, but generally become exercisable 25% one year after commencing employment or from date of grant and thereafter in monthly increments over three years. All options under the option plan expire ten years after grant.

      Under the Stock Option Plan for Outside Directors, the Company has reserved 1.1 million shares of its common stock for issuance to certain members of its board of directors who are not employees of the Company or any affiliated corporation. The plan provides for an option price at fair value of the Company’s common stock on the date of grant. The initial grant to each outside director generally vests ratably over a three year period. Subsequent option grants will become exercisable after three years from the date of grant. All options under the option plan expire ten years after grant.

      In December 1999, the board of directors approved the 2000 Nonstatutory Stock Option Plan. Under the plan, as amended in January 2001, the Company has reserved 8.5 million shares of its common stock for issuance to employees, officers, directors, third party contracts and consultants. The plan provides for an option price at fair value of the Company’s common stock on the date of grant. The options become exercisable over a period of four years: 25% vest one year from the date of grant and the remaining become exercisable ratably in monthly increments over three years. All options under the option plan expire ten years after grant.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate activity under the Company’s stock option plans is as follows (in thousands, except per share data):

		Outstanding Options

					Weighted
					Average
	Shares Available	Number of			Exercise
	For Grant	Shares	Price Per Share	Aggregate Price	Price

Balances, December 31, 1998	2,283	19,320	$ 0.06 - $121.80	$584,154	$30.24
Additional options reserved	9,200	—		—	—
Options granted	(16,882)	16,882	$11.00 - $ 56.00	242,970	$14.39
Options exercised	—	(1,196)	$ 0.06 - $ 44.00	(18,414)	$15.40
Options canceled	14,922	(14,922)	$ 0.48 - $121.80	(482,452)	$32.33

Balances, December 31, 1999	9,523	20,084	$ 0.06 - $ 56.00	326,258	$16.24
Additional options reserved	6,000	—		—	—
Option plan expirations	(1,808)	—		—	—
Options granted	(8,478)	8,478	$ 3.31 - $ 36.69	184,852	$21.80
Options exercised	—	(3,036)	$ 0.48 - $ 28.17	(32,296)	$10.64
Options canceled	5,272	(5,272)	$ 0.65 - $ 56.00	(100,372)	$19.04

Balances, December 31, 2000	10,509	20,254	$ 0.23 - $ 44.58	378,442	$18.68
Additional options reserved	13,500	—		—	—
Option plan expirations	(155)	—		—	—
Options granted	(18,487)	18,487	$ 0.01 - $ 27.20	127,401	$6.89
Options exercised	—	(3,233)	$ 0.01 - $ 24.50	(29,444)	$9.11
Options canceled	3,737	(3,737)	$ 4.19 - $ 44.50	(54,906)	$14.69

Balances, December 31, 2001	9,104	31,771	$ 0.23 - $ 48.72	$421,493	$13.27

      At December 31, 2001, approximately 10.9 million options to purchase common stock of the Company were exercisable at an average exercise price of $20.01. During 2001, the Company used approximately 3.2 million shares of treasury stock to fulfill employee option exercises and shares issued under the employee stock purchase plan.

      At December 31, 2000, approximately 9.2 million outstanding options to purchase common stock of the Company were exercisable at an average exercise price of $17.93. During 2000, the Company used approximately 3.7 million shares of treasury stock to fulfill employee option exercises and shares issued under the employee stock purchase plan.

      At December 31, 1999, approximately 8.1 million outstanding options to purchase common stock of the Company were exercisable at an average exercise price of $16.98.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For various price ranges, weighted average characteristics of outstanding stock options of the Company at December 31, 2001 were as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	(Yrs)	Exercise Price	Exercisable	Exercise Price

$0.01 - $12.18	18,005	8.3	$6.21	3,643	$9.83
$12.19 - $24.36	7,130	8.5	$17.76	2,179	$18.09
$24.37 - $36.54	6,422	4.2	$27.67	4,920	$27.59
$36.55 - $48.72	214	6.4	$42.95	172	$43.00

	31,771			10,914

McAfee.com Stock Option Plans

      In January 1999, the McAfee.com’s board of directors approved the 1999 Stock Plan (the “McAfee Plan”), as amended June 19, 1999. Under the McAfee Plan, McAfee.com has reserved 10.9 million shares of its Class A common stock for issuance to employees, officers, directors and consultants. The McAfee Plan also provides for automatic annual increases to be added at the annual stockholder’s meeting, equal to the lower of: (a) 2.5 million shares of Class A common stock, (b) 5% of the outstanding shares of all Class A common stock on that date, or (c) an amount determined by the McAfee.com’s board of directors. The McAfee Plan provides for an option price no less than 100% of the fair market value of McAfee.com’s common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair market value on the date of grant for all others. The options may be exercisable immediately, or become exercisable over time, generally 25% one year after commencing employment or from date of grants and thereafter in monthly increments over three years. All options under the McAfee Plan expire ten years after grant. Unvested options on termination of employment are canceled and returned to the McAfee Plan.

      In September 1999, McAfee.com adopted the 1999 Director Option Plan. McAfee.com has reserved 150,000 shares of its Class A common stock for issuance under the plan to certain members of its board of directors who are not employees of McAfee.com or any affiliated corporation. Under this plan the number of shares reserved will automatically increase at the date of the McAfee.com Annual Stockholder’s Meeting by the number of shares required to restore the reserve available for new options to 150,000 shares. Each outside director will automatically be granted an option to purchase 40,000 shares of McAfee.com’s Class A common stock on the date at which they become a director. Each anniversary thereafter, each outside director will automatically be granted an option to purchase 10,000 shares of McAfee.com’s Class A common stock. Both the initial and subsequent grants become exercisable at a rate of 25% after one year and  1/48 each month thereafter. All options under granted expire ten years after grant. Unvested options on termination of employment are canceled and returned to the Director Option Plan.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Aggregate activity under the McAfee.com stock option plans is as follows (in thousands, except per share data):

	Outstanding Options

	Shares				Weighted
	Available				Average
	for	Number of		Aggregate	Exercise
	Grant	Shares	Price Per Share	Price	Price

Balances, Inception		—		$—
Additional options reserved	8,538	—		—
Options granted — company employees	(3,482)	3,482	$3.67 - $44.00	18,806	$5.40
Options granted — NAI officers and employees	(3,809)	3,809	$3.67 - $12.00	15,295	4.02
Options exercised — company employees	—	—		—
Options exercised — NAI officers and employees	—	(19)	$ 6.55	(123)	$6.55
Options canceled — company employees	227	(227)	$4.64 - $12.00	(1,464)	$6.46
Options canceled — NAI officers and employees	1,710	(1,710)	$ 4.00	(6,270)	$3.67

Balances, December 31, 1999	3,184	5,335	$3.67 - $44.00	26,244	$4.92
Additional options reserved	2,335	—		—
Options granted — company employees	(1,295)	1,295	$3.13 - $50.38	24,026	$18.55
Options exercised — company employees	—	(321)	$4.64 - $ 6.55	(1,499)	$4.67
Options exercised — NAI officers and employees	—	(384)	$3.67 - $12.00	(1,962)	$5.11
Options canceled — company employees	816	(816)	$4.64 - $50.38	(10,022)	$12.28
Options canceled — NAI officers and employees	7	(7)	$6.55 - $12.00	(54)	$7.71

Balances, December 31, 2000	5,047	5,102	$3.13 - $50.38	36,733	$7.20
Additional options reserved	2,110	—		—
		—		—
Options granted — company employees	(1,968)	1,968	$4.75 - $35.13	16,593	$8.44
Options exercised — company employees	—	(833)	$3.67 - $28.81	(5,744)	$6.89
Options exercised — NAI officers and employees	—	(1,615)	$3.67 - $12.00	(6,363)	$3.94
Options canceled — company employees	769	(769)	$3.13 - $49.06	(6,408)	$8.34
Options canceled — NAI officers and employees	33	(33)	$6.55 - $12.00	(234)	$7.09

Balances, December 31, 2001	5,991	3,820	$3.13 - $49.06	$34,577	$8.58

      At December 31, 2001, 2000 and 1999, approximately 778,000, 2.5 million and 2.1 million McAfee.com options were exercisable at weighted average exercise prices per share of $7.22, $4.39 and $4.28.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For various price ranges, weighted average characteristics of outstanding stock options of McAfee.com at December 31, 2001 were as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (yrs)	Price	Exercisable	Price

$0.01-$3.13	192	8.99	$3.13	48	$3.13
$3.14-$3.67	704	7.04	$3.67	460	$3.67
$3.68-$4.64	268	7.57	$4.64	20	$4.64
$4.65-$7.88	1,518	8.76	$5.66	133	$6.74
$7.89-$16.80	511	9.34	$12.79	17	$13.31
$16.81-$25.00	365	8.78	$21.31	72	$20.93
$25.01-$48.09	262	9.35	$29.04	28	$37.72

	3,820			778

  Proforma Stock Compensation Disclosure

      The fair value of options granted by the Company and McAfee.com has been calculated using the Black-Scholes option pricing model using the multiple option approach. A typical option grant vests over a four-year period. Parameters for the option analysis are listed below.

	2001	2000	1999

The Company:
Risk free interest rate	4.24%	6.31%	5.47%
Expected life (years)	4	4	4
Volatility	0.84	0.91	0.97
Dividend yield	—	—	—

      The weighted average expected life of the option grants was estimated based on examination of previously exercised options over the life of the program. Volatility for the Company was estimated on a monthly basis since the Company became public in October of 1992. The average volatility for the 48 month period from January 1998 through December 2001 was 94.6%. The Company has not paid a dividend, and has no plans to do so.

      The weighted average fair value of options granted by the Company at fair value in 2001, 2000 and 1999 was $4.86, $16.07 and $10.11, respectively.

      The weighted average fair value of options granted by the Company to employees below fair value during 1999 was $9.52. No options were granted to employees below fair value during 2001 and 2000.

      McAfee.com:

	Options Granted to			Options Granted to
	Employees			Non-employees

	2001	2000	1999	2001	2000	1999

Risk free interest rate	4.49%	5.23%	5.40%	5.25%	—	5.40%
Expected life (yrs)	5.0	5.0	5.0	10.0	—	0.9
Volatility	167%	201%	85%	167%	—	76%
Dividend yield	—	—	—	—	—	—

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average expected life of the option grants was estimated based on historical exercise patterns. For 1999, volatility for McAfee.com was estimated based on the weighted average volatility of five public companies in similar business to McAfee.com. McAfee.com has not paid a dividend and has no plans to do so.

      The weighted average grant date fair value of options granted by McAfee.com to employees in 2001 and 2000 were $8.44 and $17.54, respectively.

      The Company and McAfee.com have also estimated the fair value of purchase rights issued under their employee stock purchase plans. Rights under these plans were also valued using the Black-Scholes option pricing model. Parameters for the purchase rights analysis are listed below:

      The Company:

	February	August	February	August	February	August
	2001	2001	2000	2000	1999	1999

Risk Free Interest Rate	4.28%	3.08%	6.31%	6.31%	4.52%	5.01%
Expected Life	6, 12 mos.	6, 12 mos.	6, 12 mos.	6, 12 mos.	6, 12 mos.	6, 12 mos.
Volatility	0.84	0.84	0.91	0.91	0.66	0.66
Dividend Yield	—	—	—	—	—	—

      The weighted average fair value of rights issued pursuant to the Company’s employee stock purchase plans in 2001, 2000, and 1999, was $7.75, $9.44, and $21.43, respectively.

      McAfee.com:

	2001	2000	1999

Risk free interest rate	3.27%	6.03%	5.40%
Expected life (yrs)	6 months	6 months	6 months
Volatility	145%	201%	85%
Dividend yield	—	—	—

      The weighted average fair value of rights issued by McAfee.com pursuant to its employee stock purchase plan in 2001 was $5.30.

      For pro forma purposes, the compensation costs for the 1997 Plan, the Stock Option Plan for Outside Directors, the 2000 Nonstatutory Stock Option Plan, the 1994 ESPP, the McAfee Plan, the McAfee Director Option Plan and 1999 Purchase Plan has been determined based on fair value at the grant date for awards from 1997 through 2001 consistent with the provisions of SFAS No. 123, the Company’s net loss, basic and diluted loss per share would have been as follows:

	2001	2000	1999

Net loss — pro forma (thousands)	$(224,125)	$(221,313)	$(206,667)
Net loss per share — basic and diluted — pro forma	$(1.63)	$(1.60)	$(1.49)

      The impact on pro forma loss per share and net loss in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new employees. This policy may or may not continue.

Stock repurchase plan and put options

      In May 1999, the board of directors authorized the Company to repurchase up to $100 million of its common stock in the open market. In July 2000, the board of directors authorized the Company to repurchase

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional common stock of up to $50.0 million in the open market. Through December 31, 2001, the Company repurchased 5.0 million shares of its common stock bringing total cash outlay to date to approximately $112.9 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements. Such repurchases are intended to cover the Company’s reissuances under the Employee Stock Purchase Plan (ESPP), the 1997 Plan, and issuances related to potential mergers and acquisitions.

      On August 2, 1999, February 16, 2000 and May 31, 2000, the Company sold “European style” put options for 3 million shares of the Company’s common stock as part of its stock repurchase plan. On August 3, 2000, put options sold on August 2, 1999 for 1.0 million shares were exercised in the Company’s stock. In February 2001, the Company settled the remaining put options, which resulted in the purchase of 2.0 million shares of the Company’s stock for approximately $53.8 million.

Preferred Shares Rights Agreement

      On October 19, 1998, pursuant to a Preferred Shares Rights Agreement between the Company and BankBoston, N.A. as Rights Agent, the Board of Directors of the Company announced that it had declared a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of the Company’s common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of the Company’s Series B Participating Preferred Stock at an exercise price of $200.00. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company’s common stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the common stock of the Company. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company’s common stock. The dividend distribution was made on November 3, 1998, payable to the stockholders of record on November 3, 1998. The Rights will expire on October 20, 2008.

13.     Provision for Income Taxes

      Loss before income taxes, minority interest and extraordinary item was earned in the following jurisdictions (in thousands):

	2001	2000	1999

Domestic	$(104,972)	$(69,197)	$(219,796)
Foreign	13,589	(28,554)	88,798

	$(91,383)	$(97,751)	$(130,998)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Federal:
Current(1)	$4,333	$—	$52,902
Deferred	(11,971)	(22,225)	(58,256)

Total Federal	(7,638)	(22,225)	(5,354)
State:
Current	482	275	216
Deferred	(1,663)	(4,465)	(5,160)

Total State	(1,181)	(4,190)	(4,944)
Foreign:
Current(2)	14,356	39,423	47,569
Deferred	5,872	(3,084)	(8,028)

Total Foreign	20,228	36,339	39,541

Provision for income taxes	$11,409	$9,924	$29,243

(1)	Net of tax benefit from utilization of net operating losses carry forward of $11.3 million in 2001 and zero in 2000 and 1999.
(2)	Net of tax benefit from utilization of net operating losses carry forward of $5.0 million in 2001 and zero in 2000 and 1999.

      Significant components of net deferred tax assets are as follows (in thousands):

	Years Ended December 31,

	2001	2000

Deferred revenue	$76,543	$25,372
State taxes	—	110
Accrued liabilities and allowances	63,410	61,290
Depreciation and amortization	89,100	83,327
Tax credits	108,683	90,524
Net operating loss carryover	18,330	61,613

	356,066	322,236
Valuation allowance	(135,570)	(121,976)

	220,496	200,260
Deferred liability	20,445	7,971

Net deferred tax asset	$200,051	$192,289

Current portion	$142,869	$86,771
Noncurrent portion	57,182	105,518

	$200,051	$192,289

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realization of net deferred tax assets of $200.1 million as of December 31, 2001 is dependent on generating sufficient future taxable income, which is not assured. The amount of the deferred tax asset realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. A valuation allowance has been recorded as a result of uncertainties related to the deferred tax asset realization.

      At December 31, 2001, the Company has available net operating loss carry-forwards for income tax purposes of approximately $50.3 million; U.S. federal losses of approximately $40.2 million, which expire from 2009 to 2021, and foreign losses of approximately $10.1 million, which have no expiration.

      U.S. income taxes were not provided for on a cumulative total of approximately $25.2 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

      The Company’s effective tax rate on income before income taxes differs from the U.S. Federal statutory regular tax rate as follows:

	Years Ended December 31,

	2001	2000	1999

U.S. Federal income tax benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%
State benefit	(4.1)	(4.3)	(4.1)
Non deductible acquisition and other costs	—	—	17.6
Foreign earnings taxed at rates different than the U.S. rate	22.9	(0.5)	6.5
Goodwill and other permanent differences	19.4	25.5	16.1
Net operating losses and tax credits not benefited	15.3	61.6	31.5
Tax credits	(6.0)	(37.1)	(10.3)

	12.5%	10.2%	22.3%

      The tax benefit associated with stock option exercises from employee stock plans reduced taxes currently payable for 2001 by $5.4 million. Such benefit was recorded to additional paid-in capital.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Net Loss Per Share

      A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Numerator — Basic
Loss before extraordinary item	$(102,381)	$(102,721)	$(159,901)
Extraordinary item — gain on redemption of debt, net of tax	1,731	—	—

Net loss	$(100,650)	$(102,721)	$(159,901)

Numerator — Diluted
Loss before extraordinary item	$(102,381)	$(102,721)	$(159,901)
Interest on convertible debentures(1)	—	—	—

Loss before extraordinary item, adjusted	(102,381)	(102,721)	(159,901)
Extraordinary item — gain on redemption of debt, net of tax	1,731	—	—

Net loss, adjusted	$(100,650)	$(102,721)	$(159,901)

Denominator — Basic
Weighted average shares of common stock outstanding	138,172	138,072	138,695
Less: weighted average shares of common stock subject to repurchase	(325)	—	—

Basic weighted average common shares outstanding	137,847	138,072	138,695

Denominator — Diluted
Basic weighted average common shares outstanding	137,847	138,072	138,695
Effective of dilutive securities:
Common stock options(2)	—	—	—
Warrants(3)	—	—	—

Diluted weighted average shares	137,847	138,072	138,695

Basic net loss per share:
Loss before extraordinary item	$(0.74)	$(0.74)	$(1.15)
Extraordinary item — gain on redemption of debt, net of taxes	.01	—	—

Net loss per share — Basic	$(0.73)	$(0.74)	$(1.15)

Diluted net loss per share:
Loss before extraordinary item	$(0.74)	$(0.74)	$(1.15)
Extraordinary item — gain on redemption of debt, net of taxes	0.01	—	—

Net loss per share — Diluted	$(0.73)	$(0.74)	$(1.15)

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 23.3 million for 2001 and 7.6 million for 2000 and 1999.

(2)	At December 31, 2001, 2000 and 1999, 31.8 million, 20.3 million and 20.1 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

(3)	At December 31, 2001, warrants to purchase 254,167 shares of the Company’s common stock were excluded from the determination of diluted net loss per share as the effect of such warrants is anti-dilutive.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Business Segment and Major Customer Information

      The Company has concluded that it has two businesses consisting of the Infrastructure business (“Infrastructure”) and McAfee.com. The Infrastructure business markets and sells computer security, management and availability software and hardware for corporate and government users. McAfee.com markets and sells PC security and management software on the Internet to consumers and small to medium-sized businesses. Management measures profitability based on these two businesses; however, within the Infrastructure business the Company’s operating segments are defined by six geographic regions. The segments are evidence of the operating structure of the Company’s internal organization. The Company operates in one industry: computer security, management, and availability software, hardware and related services for, primarily, corporate and government users.

      The Infrastructure business markets and sells, through its geographic segments, anti-virus and security software, hardware and services; network management software, hardware and services; and help desk software and services. These products and services are marketed and sold through a direct sales force to corporate and government users, as well as, through resellers, distributors, systems integrators and retailers, worldwide. In addition, the Infrastructure business includes managed security and availability applications to corporations and governments on the Internet.

      McAfee.com is an application service provider targeted at consumers and small to medium-sized businesses. The McAfee.com web site provides a suite of online products and services personalized for the user based on the user’s PC configuration, attached peripherals and resident software.

      Following is the summary of the Company’s revenue and operating income (losses) by business and by geographic segment. The accounting policies of the businesses and geographic segments are the same as disclosed in Note 2 to these Notes to Consolidated Financial Statements. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses; corporate marketing expenses of $40.4 million and $46.1 million in 2001 and 2000, respectively; amortization of intangibles; stock-based compensation charges; and acquisition, restructuring and other related costs. These corporate expenses are not considered attributable to any specific geographic segment. Summarized financial information concerning the

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s net revenue and operating income (losses) by business and geographic segment is as follows (in thousands):

	Years Ended December 31,

	2001	2000

Net revenue by segment:
United States	$486,333	$425,722
Europe	192,192	164,861
Japan	29,074	41,225
Canada	24,418	17,892
Asia-Pacific (excluding Japan)	23,742	32,313
Latin America	16,695	16,813

Infrastructure net revenue	772,454	698,826
McAfee.com net revenue	62,024	46,866

Net revenue	$834,478	$745,692

Operating income (loss) by segment:
United States	$64,508	$11,897
Europe	54,461	35,387
Japan	(2,815)	14,979
Canada	11,090	7,809
Asia-Pacific (excluding Japan)	2,924	7,879
Latin America	4,777	2,432
Corporate	(216,719)	(200,379)

Infrastructure operating loss	(81,774)	(119,996)
McAfee.com operating loss	(192)	(31,971)

Operating loss	$(81,966)	$(151,967)

      Net revenue and operating expenses for geographic segments are not presented for 1999 as it is impracticable to do so. However, 1999 net revenues for the Infrastructure business and McAfee.com were $659.2 million and $24.5 million, respectively, and 1999 operating losses for the Infrastructure business and McAfee.com were $109.9 million and $28.3 million, respectively. For 1999, revenue by domestic (United States) and international amounted to $406.8 million and $276.9 million, respectively.

      Following is a summary of the Company’s long-lived assets and total assets by business and by geographic segment. Long-lived assets are capital expenditures, including land purchases, and do not include intangibles. Assets purchased to support Infrastructure general and administrative activities, including land purchases, are included in “Corporate” in the “Long-lived assets” table below. Assets purchased to support Infrastructure general and administrative activities, including land purchases, and Infrastructure intangibles are included in “Corporate” in the “Total assets” table, below. These corporate assets are not assigned to any specific

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

geographic segment. Summarized financial information concerning the Company’s long-lived assets and total assets by business and geographic segment is as follows (in thousands):

	December 31,

	2001	2000

Total long-lived assets by segment:
United States	$15,203	$16,651
Europe	6,143	8,957
Japan	3,652	2,669
Canada	246	307
Asia-Pacific (excluding Japan)	1,866	1,806
Latin America	231	198
Corporate	34,936	36,869

Infrastructure long-lived assets	62,277	67,457
McAfee.com long-lived assets	6,177	8,042

Total long-lived assets	$68,454	$75,499

Total assets by segment:
United States	$1,093,030	$816,392
Europe	166,380	172,250
Japan	20,906	38,669
Canada	4,990	5,787
Asia-Pacific (excluding Japan)	4,844	3,976
Latin America	5,440	5,275
Corporate	207,098	244,367

Infrastructure assets	1,502,688	1,286,716
McAfee.com assets	124,444	98,132

Total assets	$1,627,132	$1,384,848

      Revenue information on a product and service basis is as follows for the years ended December 31 (in thousands):

	2001	2000	1999

Software licenses	$388,717	$337,842	$318,964
Maintenance	177,721	160,662	157,887
Hardware	87,894	89,210	49,828
Retail	70,183	64,564	90,690
Consulting	39,766	34,578	27,311
Training	19,161	18,542	22,255
Hosting arrangements	40,790	25,997	2,117
Other	10,246	14,297	14,616

Total	$834,478	$745,692	$683,668

      At December 31, 2001, one customer had an accounts receivable balance greater than 10% of the Company’s total accounts receivable balance. At December 31, 2000, two customers had accounts receivable

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances greater than 10% of the Company’s total accounts receivable balance. During 2001 and 2000, one customer accounted for 27% and 20%, respectively, of the total revenue for each year. The revenue derived from this customer is reported in the Infrastructure business, mainly in the United States and Europe segments. No customer accounted for more than 10% of the total revenue in 1999.

      During 2001, 2000 and 1999, the Company sold receivables aggregating approximately zero, $12.7 million and $48.0 million, respectively. These receivables were sold at a customary discount of up to 3.5% of face amount without recourse to the Company. The discounts were recorded as an operating expense. As of December 31, 2000 and 1999, no receivables sold in 2000 or 1999, as applicable, remained outstanding.

16.     Litigation

General

      From time to time, the Company has been subject to litigation including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on the our business, results of operations, financial condition and cash flow.

      In addition, the Company is engaged in certain legal and administrative proceedings incidental to our normal business activities and believes that these matters will not have a material adverse effect on our financial position, results of operations or cash flow.

Securities Cases

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint assert causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with Generally Accepted Accounting Principles (GAAP). Defendants’ filed a motion to dismiss plaintiff’s consolidated complaint on October 29, 2001 and plaintiff filed its opposition to the motion to dismiss on December 21, 2001.

      On February 5, 2001, the Company was nominally sued in a derivative lawsuit filed in the Superior Court in Santa Clara County. The lawsuit, encaptioned Mean Ann Krim v. William L. Larson, et al., Case No. CV795734, asserts claims against William Larson, Peter Watkins, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper, Enzo Torresi, and others for breach of fiduciary duty, unjust enrichment. In particular, the complaints allege that the defendants engaged in a course of conduct by which they improperly accounted for revenue from software license sales, and that, as a result of their actions, certain of the Company’s financial statements were false and misleading and not in compliance with GAAP. The complaint seeks an unspecified amount of damages. Nominal defendant the Company filed a demurrer to the complaint

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on May 21, 2001. A hearing on the demurrer was held on June 29, 2001. On July 24, 2001, the Court sustained the demurrer with leave to amend. By Order dated August 21, 2001, the Court granted plaintiff limited discovery for purposes of amending the complaint to meet the demand futility test imposed by Delaware law. The Court’s Order set a deadline of October 26, 2001 for the filing of the amended complaint. On December 26, 2001, plaintiff filed an amended complaint. By stipulation, nominal defendant the Company’s demurrer is due on January 30, 2002.

Other Litigation

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

      Foremost Systems v. Network Associates, No. CV 777301 (Santa Clara County). A former agent of the Company in India, Foremost Systems Pvt. Ltd., filed this action on October 14, 1998, in California State court and filed a Second Amended Complaint on February 18, 2000. The Company removed the action to the United States District Court, Northern District of California, San Jose Division. The Second Amended Complaint alleges that the Company wrongly terminated Foremost Systems in breach of their agency agreement and, in addition, contains counts for breach of oral contract, promissory estoppel, intentional and negligent misrepresentation, breach of fiduciary duty, tortious interference with contractual relations, unfair competition, and racketeering in violation of 18 U.S.C. 1962 et seq. The parties held a preliminary mediation session in this matter on April 5, 2000 and attended a full session on March 12, 2001. Discovery is ongoing.

      ESniff. On June 5, 2001, eSniff, Inc. (“eSniff”) filed a complaint in U.S. District Court for the District of Colorado, Case No. 01-D-1024, seeking a declaratory judgment that its use of the ESNIFF trade name and trademark does not infringe the Company’s SNIFFER mark. On June 13, 2001, the Company and Networks Associates Technology, Inc. filed a complaint in the U.S. District Court in the Northern District of California, Case No. C01-20537 PVT, against eSniff for trademark infringement, trademark dilution, and unfair competition under federal and California state law related to use of the ESNIFF name and mark. On November 26, 2001, while both motions were pending, the parties reached a settlement of both lawsuits. As part of the settlement, eSniff acknowledged that SNIFFER is a strong, famous, and distinctive mark and agreed to discontinue its use of ESNIFF.

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

17.     Related Party Transactions

      The Company purchased 3,948,199 shares of Series A Preferred Stock of DirectWeb, Inc. for $2.5 million, and 4,615,385 shares of Series B Preferred Stock for $6.0 million in 1999. In connection with the formation of DirectWeb, the Company received a warrant to acquire 3,175,000 shares of DirectWeb common stock for total consideration of $317.50. Prior to the transactions described below, on an as converted basis and

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluding shares that may be acquired upon exercise of its warrant, the Company’s total DirectWeb investment represented approximately 12.3% of DirectWeb’s outstanding capital stock. With respect to this balance, approximately 35.2% was owned by William L. Larson, a DirectWeb founder and the Company’s former Chief Executive Officer; 35.4% was owned by Dennis Cline, a DirectWeb founder and the Company’s former Vice President of Worldwide Sales; and 17.1% was owned by unrelated third party investors who, along with the Company, invested in DirectWeb’s Series A and Series B Preferred Stock.

      In November 1999, the Company sold its 12.3% ownership to Dennis Cline, resulting in a net loss of $2.5 million to the Company. At the time, the Company also agreed to exchange its warrant to acquire 3,175,000 shares of DirectWeb common stock for a warrant to acquire $2 million worth of DirectWeb Series C preferred stock at the same price per share as paid by the Series C preferred stock investors. William L. Larson sold approximately 83.0% of his stake in DirectWeb to Dennis Cline in November 1999. He retained an approximately 5.9% ownership interest in DirectWeb.

18.     Stock-Based Compensation

      The Company has recorded stock based compensation charges of $24.7 million, $8.7 million and $15.6 million in 2001, 2000 and 1999 respectively. Stock-based compensation charges relate to the repricing of employee stock options and the issuance of McAfee.com stock options to the Company’s executives and employees, as well as non-recurring stock compensation charges primarily related to executive compensation.

      Stock based compensation charges are made up of the following for the years presented (in thousands):

	Years Ended December 31,

	2001	2000	1999

Repriced options	$17,396	$8,714	$8,834
McAfee.com options and shares issued to Network Associates personnel	—	—	6,736
Warrants to outside consultants	1,049	—	—
Former executives	2,668	—	—
New executives	3,080	—	—
PGP restructuring	519	—	—

Total stock-based compensation	$24,712	$8,714	$15,570

      Repriced options. On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063, the then current fair market value of the stock. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted. These new options vest at the same rate that they would have vested under previous option plans and are subject to variable accounting. Accordingly, the Company has and will continue to remeasure compensation cost for the repriced options until these options are exercised, canceled, or forfeited without replacement. The first valuation period began July 1, 2000.

      Subsequent to April 22, 1999, some employees, who received repriced options became employees of McAfee.com. In connection with this transfer their repriced options were canceled and replaced with options for McAfee.com stock. Variable plan accounting as described above, also applies to these replacement options and variable charges will be recorded based on the movements in the fair value of McAfee.com common stock from July 1, 2000.

      The amount of stock compensation recorded has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earlier, over the fair value of the Company’s or McAfee.com’s common stock on July 1, 2000, which was $20.375 and $26.063, respectively. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” When options are fully vested, the charge will be recorded to earnings immediately. At December 31, 2001 these options are substantially fully vested. Depending upon movements in the market value of the Company’s common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

      During 2001 and 2000, the Company incurred charges to earnings of approximately $15.6 million and $2.0 million related to options subject to variable plan accounting. For 2001 and 2000, the Company’s stock compensation charges related to options subject to variable plan accounting were based on a year end per share price of the Company’s stock of $25.85 and $4.19, respectively and a per share price of McAfee.com stock of $33.91 and $5.00, respectively. As of December 31, 2001 the Company and McAfee.com had options to purchase 2.2 million shares and 0.2 million shares respectively, which were outstanding and subject to variable plan accounting.

      The Company also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $1.8 million, $6.7 million and $8.8 million was expensed during 2001, 2000 and 1999, respectively.

      McAfee.com options and shares issued to Network Associates personnel. During 1999, McAfee.com granted 1.7 million options to purchase shares of its Class A common stock and 379,000 shares of its Class A common stock to executives and employees of Network Associates. In connection with these grants, McAfee.com recorded a stock based compensation charge of $6.7 million.

      Warrants to outside consultants. In January 2001, upon completion of the search for the Company’s chief executive officer, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $530,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; contractual life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair market value of the warrants was included as stock compensation during 2001 and included in general and administrative expenses in the accompanying statement of operations.

      In April 2001, upon completion of the search for the Company’s chief financial officer, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 66,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $4.50 per share. The warrants are immediately exercisable and expire in April 2004. The combined fair value of the warrants was determined to be approximately $280,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.27%; contractual life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair market value of the warrants was included as a stock compensation charge during 2001 and included in general and administrative expenses in the accompanying statement of operations.

      In November 2001, upon completion of the search for two executives for international operations, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 20,833 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $19.64 per share. The warrants are immediately exercisable and expire in 2004. The combined fair value of the warrants was determined to be approximately $239,000 and was

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.36%; contractual life of 3 years; dividend yield of 0%; and expected volatility of 84%. The fair market value of the warrants was included as a stock compensation charge during 2001 and included in general and administrative expenses in the accompanying statement of operations.

      All the above warrants have been included in Stockholders’ Equity.

      Former executives. In January 2001, the Company’s board of directors appointed the Company’s new chief executive officer and president. Effective January 2001, the Company’s former chief executive officer, former chief financial officer, and former president and chief operating officer, became special advisors. Options held by these individuals continue to vest during 2001 while they each served during their one-year terms as special advisors. As a result, the Company recorded a one-time stock compensation charge of approximately $603,000 during 2001.

      In December 2001, the Company terminated the employment of three sales executives. Upon termination, the options held by these executives were modified. As a result, the Company recorded a one-time stock compensation charge of $2.1 million during 2001.

      New executives. On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become the Company’s chief executive officer. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk’s employment with the Company with the remaining 50% on the second year anniversary of Mr. Samenuk’s employment with the Company. The fair value of the restricted stock was determined to be approximately $1.7 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of the Company’s common stock on Mr. Samenuk’s employment commencement date. During 2001, the Company recorded approximately $836,000 related to stock compensation associated with Mr. Samenuk’s restricted stock.

      On April 3, 2001 the Company entered into an employment agreement with Stephen C. Richards to become executive vice president and chief financial officer. In accordance with the terms of the agreement, the Company issued 50,000 shares of common stock to Mr. Richards for $0.01 per share. During 2001, the Company recorded approximately $350,000 related to stock compensation associated with Mr. Richards’ stock.

      On October 30, 2001 the Company entered into an employment agreement with Arthur R. Matin to become executive the president of the Company’s McAfee product group. In accordance with the terms of the agreement, the Company issued 100,000 shares of common stock to Mr. Matin for $0.01 per share. During 2001, the Company recorded approximately $1.9 million related to stock compensation associated with Mr. Matin’s stock.

      PGP restructuring. In connection with the integration of the PGP product group the Company accelerated the vesting of 45,600 options to purchase the Company’s common stock held by the 100 employees terminated during 2001. As a result of this modification, the Company recorded a stock based compensation charge of $519,000 within restructuring expense in the statement of operations. The charge was calculated based on the intrinsic value of the modified options on the date the acceleration was approved by the Board of Directors. (See Note 7 to these Notes to Consolidated Financial Statements).

19.     Fixed Assets Sale-Leaseback

      On September 20, 1999, the Company sold approximately $6.5 million of fixed assets, consisting mostly of computer equipment, to a third party and leased them back under an operating lease. The initial term of the

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease is 12 months, with an option to renew the lease for an additional 12 months. In October 2000, the Company repurchased the fixed assets for approximately $5.2 million.

20.     Subsequent Events

      On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to George Samenuk, the Company’s chief executive officer. The price of the underlying shares is $0.01 per share. The Company’s right to repurchase such shares will lapse on January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of the Company’s common stock on January 15, 2002. This amount will be recorded as compensation expense over the period the Company’s right to repurchase lapses.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 8th day of February, 2002.

NETWORKS ASSOCIATES, INC.

/s/GEORGE SAMENUK

George Samenuk
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 8, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GEORGE SAMENUK (George Samenuk)	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 8, 2002
/s/ STEPHEN C. RICHARDS (Stephen C. Richards)	Chief Operating Officer and Chief Financial Officer	February 8, 2002
/s/ EDWIN L. HARPER (Edwin L. Harper)	Director	February 8, 2002
/s/ LESLIE G. DENEND (Leslie G. Denend)	Director	February 8, 2002
/s/ VIRGINIA GEMMELL (Virginia Gemmell)	Director	February 8, 2002
/s/ ROBERT DUTKOWSKY (Robert Dutkowsky)	Director	February 8, 2002
/s/ ROBERT PANGIA (Robert Pangia)	Director	February 8, 2002

SCHEDULE II

NETWORKS ASSOCIATES, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2001

(Dollars In Thousands)

		Provision for	Write-offs
	Balance at	Doubtful	of Previously	Balance at
	Beginning of	Accounts,	Provided	End of
	Period	Net(1)	Accounts	Period

Year Ended December 31, 2001
Allowance for Doubtful Accounts	$15,332	$(1,473)	$5,465	$8,394
Year Ended December 31, 2000
Allowance for Doubtful Accounts	$16,249	$15,784	$16,701	$15,332
Year Ended December 31, 1999
Allowance for Doubtful Accounts	$11,682	$44,809	$40,242	$16,249

      (1) Provision for Doubtful Accounts, Net. The provision for doubtful accounts, net consists of our estimates with respect to the uncollectability of our receivables, net of recoveries of amounts previously written off. Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $136.4 million, net of allowance for doubtful accounts of $8.4 million as of December 31, 2001.

		Provision for	Actual
	Balance at	Sales Returns	Returns	Balance at
	Beginning of	and	and	End of
	Period	Other Allowances(2)	Allowances	Period

Year Ended December 31, 2001
Sales Returns and Allowances	$51,080	$125,868	$144,363	$32,585
Year Ended December 31, 2000
Sales Returns and Allowances	$72,298	$84,902	$106,120	$51,080
Year Ended December 31, 1999
Sales Returns and Allowances	$85,631	$149,360	$162,693	$72,298

      (2) Provision for Sales Returns and Allowances. The provision for sales returns and allowances consists of our estimates of potential future product returns related to current period product revenue, and specific provisions for distributor, reseller, and retailer sales incentives (“allowances”) that are reductions in the revenue to be realized. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and allowances amounted to $125.9 million in 2001. The balance at December 31, 2001, of $32.6 million includes the estimate of potential future product returns amounting to $9.3 million and specific allowances for distributor, reseller, and retailer sales incentives amounting to $23.3 million.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(16)
2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(17)
3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	Restated Bylaws of the Registrant.(23)
3.3	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(18)
4.1	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(24)
4.3	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(24)
10.1	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)

Exhibit
Number	Description

10.4	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.5	Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(12)
10.6*	1997 Stock Incentive Plan, as Amended.(11)
10.7*	Stock Option Plan for Outside Directors.(13)
10.8*	2000 Nonstatutory Stock Option Plan.(21)
10.9*	Change in control agreement between the Registrant and Peter Watkins dated May 11, 1999.(19)
10.10*	Change in control agreement between the Registrant and William L. Larson dated May 11, 1999.(19)
10.11*	Change in control agreement between the Registrant and Prabhat K. Goyal dated May 11, 1999.(19)
10.12*	Change in control agreement between the Registrant and Zachary Nelson, dated May 11, 1999.(19)
10.13	Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.14	Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999.(20)
10.15	Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of July 20, 1999.(20)
10.16	Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.17	Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.18	Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999.(20)
10.19	Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of August 20, 1999.(20)
10.20*	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.21*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001
10.22*	Agreement between the Registrant and William Larson, dated January 2, 2001.(21)
10.23	Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001.(21)
10.24*	Agreement between the Registrant and Peter Watkins, dated December 26, 2000.(21)
10.25*	Agreement between the Registrant and Zachary Nelson, dated January 1, 2001.(22)
10.26*	Reseller agreements between the Registrant and McAfee.com, dated March 31, 2001.(22)
10.27*	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(22)
10.28	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(25)
10.29	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(25)

Exhibit
Number	Description

10.30	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(25)
10.31	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(25)
10.32	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(25)
10.33	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(25)
10.34	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.35	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.36	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.37	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.38	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.39	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.40	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.41	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.42	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(25)
10.43	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(25)
10.44	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(25)
10.45	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(25)
10.46*	Employment Agreement between Bakulesh A. Mehta and the Registrant, dated October 9, 2001
10.47*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001
10.48*	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001
10.49*	Employment Contract between Michele Fitzpatrick and the Registrant, dated September 26, 2001
10.50*	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001
12.1	Calculation of Ratio of Earnings to Fixed Charges
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(12)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.

(13)	Incorporated by reference from the Registrant’s Registration Statement filed on Form S-8 filed with the Commission on December 2, 1997.

(14)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(15)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(16)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(17)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(18)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(20)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(21)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(22)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(23)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 6, 2001.

(24)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(25)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.