Form 10-K/A
period 2001-12-31
NETWORKS ASSOCIATES INC/
filed 2002-03-29
CIK 890801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

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



             FOR THE TRANSITION PERIOD FROM           TO




                        COMMISSION FILE NUMBER: 0-20558
                             ---------------------
                           NETWORKS ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      77-0316593
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

             3965 FREEDOM CIRCLE
           SANTA CLARA, CALIFORNIA                                 95054
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 988-3832

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 2001 was approximately $3,582,411,290. The number of shares outstanding of the issuer's common stock as of December 31, 2001 was 140,699,222.
                             ---------------------

                                EXPLANATORY NOTE

     Networks Associates, Inc. hereby amends its Form 10-K for the year ended December 31, 2001 as set forth in this form 10-K/A. This form 10-K/A amends Items 10, 11, 12, 13 and 14. Item 14 is amended solely to correct the date of the report of the company's independent accountants.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

     Set forth below is certain information responsive to Items 10-13 of Form 10-K. This information may be supplemented or amended by the information contained in Network Associates' 2002 Proxy Statement on Schedule 14A to be filed with the Commission on or about April 11, 2002.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     We have a classified board of directors which is divided into three classes with staggered three-year terms. At each annual meeting, the term of one class expires. Directors in each class serve for terms of three years. Pursuant to our bylaws, eight directors are authorized for our board of directors. We currently have six serving directors and two vacancies.

     Leslie Denend has been a director of the company since June 1995. From December 1997 to April 1998, Mr. Denend was president of the company. From June 1993 to December 1997, Mr. Denend was chief executive officer and president of Network General Corporation. From February 1993 to June 1993, Mr. Denend was senior vice president of Network General Corporation. Mr. Denend serves as a director of Exponent, Inc, Rational Software Corp. and United Services Automobile Association (USAA).

     George Samenuk joined the company in January 2001 as chief executive officer, and was appointed as a director at that time. In April 2001, Mr. Samenuk was named chairman of the board of directors. From January 2000 to January 2001, Mr. Samenuk served as president and chief executive officer of TradeOut, Inc., a private online exchange company. From April 1999 to January 2000, Mr. Samenuk served as general manager, Americas at IBM Corporation. From August 1996 to April 1999, Mr. Samenuk was general manager, ASEAN/South Asia at IBM Corporation. Mr. Samenuk has been a director of McAfee.com Corporation since January 2001, and has served as the chairman of its board since March 2001.

     Robert Dutkowsky has been a director of the company since April 2001. Since January 2002, Mr. Dutkowsky has served as president and CEO of J.D. Edwards & Company and in March 2002, Mr. Dutkowsky was named chairman of its board of directors. From October 2001 to January 2002, Mr. Dutkowsky served as president of the assembly test division of Teradyne, Inc. From April 2000 to October 2001, Mr. Dutkowsky served as president and chief executive officer of GenRad Inc., which was acquired by Teradyne, Inc. in October 2001. From September 1999 to April 2000, Mr. Dutkowsky served as executive vice president, Markets and Channels of EMC Corporation. From September 1997 to September 1999, Mr. Dutkowsky served as president of Data General, a division of EMC. Prior to joining EMC, Mr. Dutkowsky spent 20 years with IBM Corporation, in a series of sales, marketing and senior management roles.

     Robert Pangia has been a director of the company since April 2001. Since 1996, Mr. Pangia has been self-employed as a consultant. From April 1987 to December 1996, Mr. Pangia held a number of senior level management positions at PaineWebber Incorporated, including director of Investment Banking. Mr. Pangia currently serves on the board of directors of ICOS Corporation and IDEC Pharmaceuticals Corporation.

     Virginia Gemmell has been a director of the company since September 1996. Ms. Gemmell founded Glidepath, Inc., a consulting firm, and has served as its president since August 1995. From May 1986 to August 1995, Ms. Gemmell was a managing partner of Synectics, Inc., a consulting firm.

     Edwin Harper has been a director of the company since January 1993. From September 1999 to June 2001, Mr. Harper was chief executive officer and president of Manufacturing Technology Incorporated, a slicing saw manufacturer. From June 1996 to December 1998, Mr. Harper was president and chief executive officer of SyQuest Technology, Inc., a manufacturer of computer peripherals. From June 1993 to April 1996, Mr. Harper was president and chief executive officer of ComByte, Inc., a privately held PC peripherals company. Mr. Harper currently serves as a director of Avocent Corporation. In November 1998, SyQuest filed a petition under Chapter 11 of the United States Bankruptcy Code.

NAMED EXECUTIVE OFFICERS

     George Samenuk joined the company in January 2001 as chief executive officer, and was appointed as a director. In April 2001, Mr. Samenuk was named chairman of the board of directors. From January 2000 to January 2001, Mr. Samenuk served as president and chief executive officer of TradeOut, Inc., a private online exchange company. From April 1999 to January 2000, Mr. Samenuk served as general manager, Americas at IBM Corporation. From August 1996 to April 1999, Mr. Samenuk was general manager, ASEAN/South Asia at IBM Corporation. Mr. Samenuk has been a director of McAfee.com Corporation since January 2001, and has served as the chairman of its board of directors since March 2001.

     Stephen Richards joined the company in April 2001 as executive vice president and chief financial officer. In April 2001, Mr. Richards was named a director of McAfee.com Corporation. In November 2001, Mr. Richards was also named chief operating officer. From April 1996 to August 2000, Mr. Richards served in several senior level executive positions with E*Trade Group, Inc., including chief financial officer. From October 1984 to March 1996, Mr. Richards served as managing director and chief financial officer of the Correspondent Clearing Division of Bear Stearns. He has also held management positions with A.G. Becker Paribas, Jefferies Group, Inc. and Coopers & Lybrand LLP. Mr. Richards is a director of TradeStation Group.

     Gene Hodges has served as president of the company since November 2001. Mr. Hodges served as president of the McAfee product group from January 2000 to November 2001, and from August 1998 to January 2000, he served as vice president of security marketing. Mr. Hodges joined Network Associates in 1995 and served in numerous other management positions with the company. Prior to joining Network Associates, Mr. Hodges was vice president of marketing for a wireless data startup and managed a business unit for Digital Equipment Corporation.

     Arthur Matin is currently the president of the company's McAfee product group. Mr. Matin joined the company in October 2001. From May 2000 to October 2001, Mr. Matin was senior vice president of worldwide sales and marketing at CrossWorlds Software Inc. From January 2000 to May 2000, Mr. Matin served as senior vice president of worldwide sales for CrossWorlds. From January 1999 to January 2000, Mr. Matin served as vice president of the industrial sector at IBM. From 1980 to 1999, Mr. Matin held various other management positions at IBM, including general manager, Industries, Asia Pacific, general manager, Product Management, Asia Pacific and vice president of Sales, Manufacturing Industry.

     Zachary Nelson joined the company in March 1997 as vice president and general manager of Network Management. From December 1999 to April 2001, Mr. Nelson served as president and chief executive officer of myCIO.com, our wholly owned subsidiary. In April 2001, Mr. Nelson became chief strategy officer of the company. In September 2001, Mr. Nelson's employment as chief strategy officer was terminated. Mr. Nelson continues to serve as a special advisor to the company.

     Srivats Sampath is currently the chief executive officer and a director of McAfee.com Corporation. Mr. Sampath joined the company in June 1998 as vice president of Worldwide Marketing and became president and chief executive officer of McAfee.com in December 1998. From June 1996 to December 1997, Mr. Sampath was vice president of Product Marketing for Netscape Communications, a provider of Internet software and services.

     Our officers serve at the discretion of the board of directors. There are no family relationships among any of our directors and executive officers.

 COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "exchange act"), requires the company's officers and directors, and persons who own more than ten percent of a registered class of the company's equity securities, to file certain reports of ownership with the Securities and Exchange Commission (the "SEC") and with the National Association of Securities Dealers, Inc. Such officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. All reports required to be filed during fiscal year 2001 pursuant to Section 16(a) of the exchange act by directors, executive officers and 10% beneficial owners were filed on timely basis, except as follows: Edwin Harper purchased 1,305 shares of common stock in November of 2001 in a transaction that was not reported in a timely manner to the SEC.

ITEM 11. EXECUTIVE COMPENSATION

                    EXECUTIVE COMPENSATION AND OTHER MATTERS

     The following table summarizes the compensation paid to our chief executive officer and our five other most highly compensated executive officers as of December 31, 2001, based on salary and bonus figures.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM COMPENSATION AWARDS
                                                                                  --------------------------------------
                                               ANNUAL COMPENSATION                SECURITIES   SECURITIES
                                   -------------------------------------------    UNDERLYING   UNDERLYING
                                                                     OTHER           NAI       MCAFEE.COM
NAME AND                                                             ANNUAL        OPTIONS      OPTIONS      ALL OTHER
PRINCIPAL POSITION           AGE   YEAR   SALARY(1)     BONUS     COMPENSATION       (#)          (#)       COMPENSATION
------------------           ---   ----   ---------    --------   ------------    ----------   ----------   ------------
George Samenuk.............  46    2001   $714,922(2)  $540,000    $1,971,000(3)  1,600,000          --       $696,428(4)
  Chief Executive Officer
  and Chairman of the Board
Stephen Richards...........  48    2001   $259,807(5)  $175,000    $  299,500(6)    650,000          --       $    608(7)
  Chief Operating Officer
  and Chief Financial
  Officer
Gene Hodges................  50    2001   $290,000     $108,596            --       600,000                   $  1,242(7)
  President
Arthur Matin...............  45    2001   $ 53,077(8)        --    $1,894,000(9)    600,000          --       $     68(10)
  President, McAfee Product
  Group                                                                    --
Zachary Nelson(11).........  41    2001   $250,010     $130,000            --       400,000                   $ 43,719(12)
  Chief Strategy Officer           2000   $225,009     $137,955            --            --          --       $     --
                                   1999   $300,013     $156,434            --       200,000     180,000(13)   $  3,250(14)
Srivats Sampath(15)........  42    2001   $272,083     $ 29,250            --            --     250,000       $    538(16)
  President and Chief              2000   $240,000     $ 57,479            --            --          --       $     --
  Executive Officer                1999   $240,000     $ 62,608            --            --     900,000(13)   $  3,250(14)
  McAfee.com

---------------

 (1) Salary includes amounts deferred under our 401(k) Plan.

 (2) Mr. Samenuk joined us on January 3, 2001. Mr. Samenuk's 2001 earnings reflect an annual salary of $720,000.

 (3) Represents the difference between the market price of our common stock and the exercise price of Mr. Samenuk's 400,000 share option on January 3, 2001, the date of exercise, multiplied by the shares exercised.

 (4) Includes the payment of $600,000 of Mr. Samenuk's $800,000 sign-on bonus, with the balance to be paid in 2002. Also includes relocation benefits of $95,618 and group term life insurance coverage of $810.

 (5) Mr. Richards joined us on April 4, 2001. Mr. Richards' 2001 earnings reflect an annual base salary of $350,000.

 (6) Represents the difference between the market price of our common stock and the exercise price of Mr. Richards' 50,000 share option on April 4, 2001, the date of exercise, multiplied by the shares exercised.

 (7) Represents group term life insurance coverage paid by us.

 (8) Mr. Matin joined us on October 30, 2001. Mr. Matin's 2001 earnings reflect an annual base salary of $400,000.

 (9) Represents the difference between the market price of our common stock and the exercise price of Mr. Matin's 100,000 share option on October 30, 2001, the date of exercise, multiplied by the shares exercised.

(10) Represents group term life insurance coverage paid by us. Mr. Matin will be paid a sign-on bonus of $500,000 in 2002.

(11) Since October 1, 2001, Mr. Nelson has served as a special advisor to us and is not currently an officer of the company. In 2000, Mr. Nelson served as chief executive officer of myCIO.com, our wholly-owned subsidiary and was granted 800,000 options for my.CIO.com common stock. In February 2001, we announced our plan to reintegrate my.CIO.com's operations with our own. While my.CIO.com options held by Mr. Nelson continue to vest and become exercisable while Mr. Nelson is employed by us, the fair market value of his my.CIO.com options are significantly less than the $5.13 per share exercise price.

(12) Represents payment of Mr. Nelson's accrued paid time off balance of $43,269 and group term life insurance coverage of $450.

(13) In January 1999, options to purchase shares of McAfee.com Class A common stock were granted to our then chief executive officer and our four most highly compensated executive officers, including Srivats Sampath, the chief executive officer of McAfee.com.

(14) Represents contributions made by us pursuant to our 401(k) Plan.

(15) Mr. Sampath was under McAfee.com's compensation plan in 2001, 2000 and 1999 and therefore received no Network Associates options. Compensation information for Mr. Sampath includes amounts paid by McAfee.com. Network Associates did not pay Mr. Sampath compensation in 2001, 2000 and 1999.

(16) Represents group term life insurance coverage paid by McAfee.com.

     Mr. William Larson and Mr. Prabhat Goyal served as our chief executive officer and chief financial officer, respectively, until January 2, 2001. From January 2, 2001 until January 2, 2002 and January 31, 2002, respectively, Messrs. Larson and Goyal served as special advisors to us and were not officers during this time. Under the terms of their employment agreements, during 2001 we paid Mr. Larson $420,000 in salary, $580,008 in bonus, $60,574 for payment of his accrued paid time off balance and $810 for group term life insurance, and we paid Mr. Goyal $300,012 in salary, $200,004 in bonus, $43,269 for payment of his accrued paid time off balance and $810 for group term life insurance.

     This table shows stock option grants made by Network Associates and McAfee.com to our chief executive officer and our five other most highly compensated executive officers during the year ended December 31, 2001:

                             OPTION GRANTS IN 2001

                                            INDIVIDUAL GRANTS
                                   -----------------------------------
                                   NUMBER OF    % OF TOTAL
                                   SECURITIES    OPTIONS                  MARKET
                                   UNDERLYING   GRANTED TO               PRICE ON
                        COMPANY     OPTIONS     EMPLOYEES    EXERCISE    DATE OF
                        GRANTING    GRANTED     IN FISCAL      PRICE      GRANT     EXPIRATION
NAME                     OPTION      (#)(1)        YEAR      ($/SH)(2)    ($/SH)       DATE
----                   ----------  ----------   ----------   ---------   --------   ----------
George Samenuk.......     NET      1,200,000       6.52%      4.9375      4.9375      1/3/11
                          NET        400,000       2.17%        0.01      4.9375      1/3/02
Stephen Richards.....     NET        600,000       3.26%        6.00        6.00      4/4/11
                          NET         50,000       0.27%        0.01        6.00      4/4/02
Gene Hodges..........     NET        300,000       1.63%      4.1875      4.1875      1/2/11
                          NET        300,000       1.63%       15.59       15.59     10/9/11
Arthur Matin.........     NET        500,000       2.72%       18.95       18.95     10/30/11
                          NET        100,000       0.54%        0.01       18.95     10/30/02
Zachary Nelson.......     NET        400,000       2.17%      4.1875      4.1875      1/2/11
Srivats Sampath......     NET             --         --           --          --        --
                          MCAF       250,000         13%       4.969       4.969      1/3/11


                               POTENTIAL REALIZABLE
                                 VALUE AT ASSUMED
                               ANNUAL RATES OF STOCK
                                 APPRECIATION FOR
                                  OPTION TERMS(3)
                       -------------------------------------
NAME                       0%           5%           10%
----                   ----------   ----------   -----------
George Samenuk.......  $       --   $3,726,201   $ 9,442,924
                       $1,971,000   $2,069,750   $ 2,168,500
Stephen Richards.....  $       --   $2,264,021   $ 5,737,473
                       $  299,500   $  314,500   $   329,500
Gene Hodges..........  $       --   $  790,049   $ 2,002,139
                       $       --   $2,941,340   $ 7,453,933
Arthur Matin.........  $       --   $5,958,777   $15,100,710
                       $1,894,000   $1,988,750   $ 2,083,500
Zachary Nelson.......  $       --   $1,053,398   $ 2,669,519
Srivats Sampath......  $       --   $       --   $        --
                       $       --   $  781,244   $ 1,979,827

---------------

 *  Less than 1%

(1) Except as noted below, all of the above options for Network Associates' common stock granted in 2001 vest at the rate of one-fourth (or 25%) one year from the date of grant and 1/48 per month after that. Mr. Sampath's McAfee.com options vest in the same manner as Network Associates' options. 1/8 of

    Mr. Samenuk's option for 400,000 shares vested on each of April 3, 2001, July 3, 2001, October 3, 2001 and January 3, 2002, the remaining shares vest in full on January 3, 2003. Mr. Richards' option for 50,000 shares was fully vested upon grant. Mr. Matin's option for 100,000 shares was fully vested upon grant. Under the 1997 Stock Incentive Plan, the board of directors is allowed to modify the terms of outstanding options. The exercisability of options may be accelerated upon a change in control. Options are cancelled on an optionee's termination of employment under certain specified circumstances.

(2) Other than options granted with exercise prices of $0.01 per share, all options were granted at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted with an exercise price below the fair market value of the common stock on the date of grant have a one-year term.

(3) These columns present hypothetical future values that might be realized on exercise of the options, less the exercise price. These values assume that the market price of our stock appreciates at a zero, five and ten percent compound annual rate over the term of the options. The five and ten percent rates of stock price appreciation are presented as examples pursuant to the SEC's proxy rules and do not necessarily reflect management's assessment of our future stock price performance. The potential realizable values presented are not intended to indicate the value of the options. For options granted with an exercise price below the market price on the date of grant, the potential realizable values in the zero percent appreciation column reflect the difference between the option exercise price and the market price on the date of grant.

     The following table shows stock option exercises and the value of unexercised stock options held by our chief executive officer and our five other most highly compensated executive officers during the year ended December 31, 2001:

                       AGGREGATE OPTION EXERCISES IN 2001
                           AND YEAR-END OPTION VALUES

                                                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                          COMPANY      SHARES                      OPTIONS AT 12/31/01(#)              12/31/01(1)
                          GRANTING   ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                       OPTION    EXERCISE(#)   REALIZED(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     ----------  -----------   -----------   -----------   -------------   -----------   -------------
George Samenuk(3)......     NET        400,000     $1,971,000     1,200,000             0      $25,095,000    $        --
Stephen Richards(4)....     NET         50,000     $  299,500       600,000             0      $11,910,000    $        --
Gene Hodges............     NET             --     $       --       134,821       649,949      $ 1,812,344    $10,046,096
                            MCAF            --     $       --         5,000            --      $   136,800    $        --
Arthur Matin(5)........     NET        100,000     $1,894,000       500,000             0      $ 3,450,000    $        --
Zachary Nelson.........     NET         76,000     $  598,940       594,313       404,687      $ 1,904,000    $ 8,665,000
                            MCAF        53,900     $  398,704            --            --      $        --    $        --
                         myCIO.com          --     $       --       316,666       483,334      $        --    $        --
Srivats Sampath........     NET             --     $       --       125,000        25,000      $        --    $        --
                            MCAF       200,000     $3,660,410       456,250       493,750      $13,798,506    $14,607,054

---------------

(1) Calculated by taking the closing market price on December 31, 2001, of $25.85 for Network Associates and $33.91 for McAfee.com, as applicable, less the exercise price, multiplied by the number of options exercisable or unexercisable. The amounts in these columns may not represent amounts actually realized by these executive officers.

(2) Calculated by taking the market price on the date of exercise, less the exercise price, multiplied by the number of options exercised.

(3) Mr. Samenuk holds 200,000 shares of stock acquired upon the exercise of options that are subject to our repurchase right. The repurchase right for these shares lapses on January 3, 2003, the second anniversary date of Mr. Samenuk's employment commencement. 1.2 million options were issued to Mr. Samenuk on January 3, 2001 and are immediately exercisable. 25% of these shares vested on January 3, 2002, the first anniversary of Mr. Samenuk's employment commencement, and the remaining shares vest at a rate of

    1/48 per month for the remaining 36 months of the vesting period. If Mr. Samenuk exercises these stock options with respect to the unvested shares, we have repurchase rights with respect to those unvested shares.

(4) Mr. Richards holds 600,000 options that are immediately exercisable. 25% of the shares vest on April 4, 2002, the first anniversary of Mr. Richards' employment commencement and the remaining shares vest at a rate of 1/48 per month for the remaining 36 months of the vesting period. If Mr. Richards exercises these stock options with respect to the unvested shares, we have repurchase rights with respect to those unvested shares.

(5) Mr. Matin holds 500,000 options that are immediately exercisable. 25% of these shares vest on October 30, 2002, the first anniversary of Mr. Matin's employment commencement and the remaining shares vest at a rate of 1/48 per month for the remaining 36 months of the vesting period. If Mr. Matin exercises the stock options with respect to the unvested shares, we have repurchase rights with respect to those unvested shares.

COMPENSATION OF DIRECTORS

     Directors fees, paid only to directors who are not employees, are as follows:

     - $7,500 quarterly retainer (an additional $1,500 quarterly retainer is paid to the chairpersons of our committees),

     - $1,500 for each regular board meeting attended,

     - $1,000 for each special board meeting attended,

     - expenses of attending board and committee meetings, and

     - medical insurance benefits for directors and their families.

     Under our Stock Option Plan for Outside Directors, non-employee directors are automatically granted an option to purchase 45,000 shares of our common stock, when they first become a director. Each year after the initial grant, they are entitled to receive an additional option grant to purchase up to 20,000 shares of our common stock. All options are granted at the fair market value on the date of grant. The initial grant vests one-third each year over three years from the date of grant. The subsequent grants vest in full three years from the date of grant. All options granted under this plan become fully exercisable in the event of certain mergers, sales of assets or sales of the majority of our voting stock. In October 2001, we increased the quarterly retainer to $7,500 from $5,000 and provided for a $1,500 quarterly retainer for committee chairpersons. At that time we also increased the number of common shares non-employee directors are granted when they first become a director to 45,000 shares from 37,500 shares and increased the annual grant to outside directors to 20,000 shares of common stock from 15,000 shares. These changes became effective on January 1, 2002.

     Our employee directors are eligible to receive options and be issued shares of common stock directly under the 1997 Stock Incentive Plan and will be eligible to participate in our 2002 Employee Stock Purchase Plan and, if an executive officer, to participate in the Executive Bonus Plan.

  EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     George Samenuk entered into an agreement with us dated January 2, 2001, which provides for his at will employment as our chief executive officer. This agreement also provides that if Mr. Samenuk is terminated other than for cause or resigns for good reason, he will be entitled to the following severance benefits: (i) twelve months of additional vesting for stock options and restricted stock grants, (ii) 24 months of severance payments based on Mr. Samenuk's base salary and targeted bonus, (iii) any unpaid amount of Mr. Samenuk's sign-on bonus, and (iv) continued health and other welfare and fringe benefits through the earlier of (x) 18 months from termination or (y) until Mr. Samenuk is covered by similar plans by a new employer. If Mr. Samenuk is terminated other than for cause, or resigns with good reason after (i) the occurrence of a transaction where our stockholders do not own at least 50% of the stock of the surviving corporation, (ii) the acquisition of more than 50% of our stock by another party, or (iii) the sale of substantially all of our assets,

Mr. Samenuk will be entitled to all of the severance benefits noted above, all of his stock options will become fully vested and any repurchase rights on his shares of restricted stock will lapse.

     Stephen Richards entered into an agreement with us dated April 3, 2001, which provides for his at will employment as our chief financial officer. The agreement also provides that if Mr. Richards is actually or constructively terminated other than for cause he will be entitled to severance benefits equal to twelve months of base salary and targeted bonus, plus twelve months of accelerated stock option vesting. If Mr. Richards is actually or constructively terminated other than for cause, after (i) the occurrence of a transaction where our stockholders do not own at least 50% of the stock of the surviving corporation, (ii) the acquisition of more than 50% of our stock by another party or (iii) the sale of substantially all of our assets, Mr. Richards will be entitled to the severance noted above, all of his stock options will become fully vested, and he will be provided with continued health care coverage through the earlier of twelve months from termination or until he is covered by similar plans by a new employer.

     Gene Hodges entered into an agreement with us dated December 3, 2001, which provides for his at will employment as our president. This agreement provides that if Mr. Hodges is terminated for any reason, he shall be entitled to a pro rata targeted bonus if the relevant goals for the quarter are met, in addition to his accrued salary and vacation pay. If Mr. Hodges is terminated other than for cause or resigns for good reason, he will be entitled to the following severance benefits: (i) twelve months of severance payments based on Mr. Hodges' base salary and one-third of his targeted bonus, (ii) continued health and other welfare and fringe benefits through the earlier of (x) twelve months from termination or (y) until Mr. Hodges is covered by similar plans by a new employer and (iii) all of Mr. Hodges' stock options will become fully vested and, if applicable, repurchase rights on his shares of restricted stock will lapse. After (i) the occurrence of a transaction where our stockholders do not own at least 50% of the stock of the surviving corporation, (ii) the acquisition of more than 50% of our stock by another party, or (iii) the sale of substantially all of our assets, Mr. Hodges' stock options will become fully vested and, if applicable, any repurchase rights on his shares of restricted stock will lapse. Under this agreement, we will indemnify Mr. Hodges for any parachute tax payments that arise pursuant to the agreement.

     Arthur Martin entered into an agreement with us dated October 30, 2001, which provides for his at will employment as the president of our McAfee product group. This agreement also provides that if Mr. Martin is terminated other than for cause or resigns for good reason, he will be entitled to the following severance benefits: (i) twelve months of additional vesting for stock options,
(ii) twelve months of severance payments based on Mr. Martin's base salary and targeted bonus and (iii) continued health and other welfare and fringe benefits through the earlier of (x) twelve months from termination or (y) until Mr. Martin is covered by similar plans by a new employer. If Mr. Martin is terminated other than for cause, or resigns with good reason after (i) the occurrence of a transaction where our stockholders do not own at least 50% of the stock of the surviving corporation; (ii) the acquisition of more than 50% of our stock by another party; or (iii) the sale of substantially all of our assets, Mr. Martin will be entitled to all of the severance benefits noted above, all of his stock options will become fully vested.

     Zachary Nelson entered into an agreement with us dated March 20, 1997, which provides that if his employment with us is terminated other than for cause within three months of our merger or a sale of substantially all of our assets due to such transaction, all of his outstanding options will become fully vested and immediately exercisable ten days prior to the consummation of the transaction. In addition, the agreement was amended on May 11, 1999 to provide that in the event that his employment is involuntarily terminated other than for cause in connection with a change in control, he will be entitled to receive severance payments for twelve months after such a termination. Mr. Nelson's prior agreements were supplemented and amended in an agreement with us dated January 1, 2001, which provides for Mr. Nelson's employment as a senior executive. The agreement provides that prior to December 31, 2001, either (i) Mr. Nelson may resign from his senior executive position and become a special advisor to us for a one year term, or (ii) we may remove Mr. Nelson from his position and have him serve as a special advisor for a one year term. On October 1, 2001, Mr. Nelson became special advisor and, in accordance with the agreement, he will continue to serve as such until October 1, 2002.

     Srivats Sampath entered into a change of control agreement with McAfee.com dated July 14, 2000. If prior to or within 12 months of a change of control (as defined in the agreement) of McAfee.com, Mr. Sampath is terminated other than for cause or voluntarily terminates his employment for good reason (each as defined in the change of control agreement), then, among other things, Mr. Sampath is entitled to: (a) salary and a pro-rated portion of his target bonus for the year through the date of termination; (b) 12 months of total earnings (salary and targeted bonus); (c) all McAfee.com options granted to Mr. Sampath become fully vested and exercisable; and (d) continued health care benefits for up to one year from termination. This agreement was amended on August 1, 2001 to revise the definitions of change of control and good reason as used in the agreement to include a termination following Network Associates' acquisition of all or substantially all outstanding McAfee.com common stock.

  COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     During 2001, the compensation committee of the board of directors consisted of Mr. Dutkowsky, Ms. Gemmell and Mr. Harper, none of whom served as our employee or officer at any time. The compensation committee is responsible for setting and administering policies governing compensation of executive officers, including the annual Executive Bonus Plan, the 2000 Nonstatutory Stock Option Plan and the 1997 Stock Incentive Plan. In addition, the compensation committee reviews compensation levels of other management level employees, evaluates the performance of management and reviews other compensation-related issues.

COMPENSATION POLICIES

     Our compensation policy is designed to enable us to attract, retain and reward executive officers who are likely to contribute to our long-term success. The compensation committee also believes that a strong correlation should exist between executive compensation, business objectives and our overall performance.

     In preparing the performance graph set forth herein, we have selected the CRSP Total Return Industry Index for NASDAQ Computer and Data Processing Services Stock Index ("CRSP Index"). The companies which we use for comparison of salary and compensation information are not necessarily those included in the CRSP Index, because they were determined not to be competitive with us for executive talent or because compensation information was not available.

COMPONENTS OF COMPENSATION

     There are three components of our executive compensation program that are intended to attract and retain executive officers and to motivate them to improve our financial position and to create value for our shareholders.

  Salary

     We strive to offer salaries to our executive officers, which are competitive with salaries offered by companies of similar size and capitalization in the software industry. Base salaries are reviewed on an annual basis and are subject to adjustment based upon the individual's contribution to us and changes in salary levels offered by comparable companies. In determining executive officers' salaries, the compensation committee considers information provided by our chief executive officer with respect to individual officer responsibilities and performance, as well as salary surveys and similar data available from independent sources.

  Bonuses

     Awards under our Executive Bonus Plan for 2001 were contingent upon us achieving certain performance goals established by the board of directors. For executive officers other than the chief executive officer, awards were also contingent on the achievement of individual performance objectives. Target amounts of bonuses for each executive officer are set annually by the compensation committee and are specifically weighted for identified financial, management, strategic and operational goals. The compensation committee reviews performance against the goals and approves payment of the bonuses. In 2001, bonuses awarded under the plan to Mr. Samenuk, our chief executive officer, totaled $540,000. The bonus received by Mr. Samenuk under the plan was 28% of his total cash compensation. Bonuses awarded under the plan in 2001 to other executive officers represented between 0% and 40% of their total cash compensation. Bonuses awarded to Mr. Samenuk under this plan were in addition to the $800,000 bonus we awarded Mr. Samenuk in connection with his joining the company.

  Equity Incentives

     The compensation committee believes that employee equity ownership is highly motivating, provides a major incentive to employees in building stockholder value and serves to align the interests of employees with the interests of our stockholders. In determining the amount of equity compensation to be awarded to executive officers in any fiscal year, the compensation committee considers the position of the officer, the current stock ownership of the officer, the number of shares which continue to be subject to vesting under outstanding options and the expected future contribution of the officer to our performance, giving primary weight to the officer's position and his expected future contributions. In addition, we compare the stock ownership and options held by each officer with the other officers' equity positions and the officer's experience and value to us.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     George Samenuk's annual base salary for 2001 was $720,000. Mr. Samenuk was paid a performance based bonus of $540,000, and $600,000 out of an $800,000 sign-on bonus in 2001. The remaining portion of Mr. Samenuk's sign-on bonus will be paid in 2002. Mr. Samenuk's annual base salary for 2002 is $720,000 and Mr. Samenuk is eligible for a bonus in 2002. In determining these compensation adjustments, the compensation committee considered, among other things, compensation data for chief executives of comparable companies and Mr. Samenuk's performance in 2001.

     The chief executive officer evaluates the performance of all other executive officers on an annual basis and recommends salary adjustments, which are subject to review and approval by the compensation committee. Performance evaluations for individual executive officers are based on predetermined individual goals proposed by management and approved by the compensation committee.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Section 162(m) of the Internal Revenue Code limits deductions for federal income tax purposes, certain executive compensation exceeding $1,000,000 for any executive officer in any year. Our 1997 Stock Incentive Plan enables compensation recognized in connection with the exercise of options to qualify as an exception to the deduction limit. The compensation committee will continue to evaluate the issues relating to executive compensation and will take appropriate action where necessary. The compensation committee's policy is to qualify its executive compensation for deductibility under applicable tax laws, where possible.

                                          COMPENSATION COMMITTEE

                                          Virginia Gemmell, Chair
                                          Robert Dutkowsky
                                          Edwin Harper

                        COMPARISON OF STOCKHOLDER RETURN

     The following graph shows a five-year comparison of cumulative total returns for our common stock, the CRSP Total Return Index for the NASDAQ Stock Market and the CRSP Total Return Industry Index for NASDAQ Computer and Data Processing Services Stocks, each of which assumes an initial value of $100 and reinvestment of dividends. The information presented in the graph and table is as of the end of each fiscal year ended December 31.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

                                  [LINE GRAPH]

-----------------------------------------------------------------------------------------------------------
                                             Dec-96     Dec-97     Dec-98     Dec-99     Dec-00     Dec-01
-----------------------------------------------------------------------------------------------------------
 Networks Associates, Inc.                     100       120.2      225.9       91.0       14.3       88.1
 NASDAQ Stock Market-US                        100       122.5      172.7      320.9      193.0      153.1
 NASDAQ Computer & Data Processing             100       122.9      219.2      481.8      221.9      178.7

     Pursuant to the SEC's proxy rules, the Compensation Committee Report and the Stock Performance Graph are not deemed filed with the SEC and are not deemed incorporated by reference into any filings with the SEC. Performance for 2001 reflects a December 31, 2001 closing market price on the Nasdaq National Market of $25.85. Since February 12, 2002, our common stock has been listed for trading on the New York Stock Exchange and is no longer traded on the Nasdaq National Market.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

STOCK OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table shows the number of shares of our common stock owned by
(i) the chief executive officer, each of the five other most highly compensated executive officers during fiscal 2001, (ii) each of our directors, as of March 15, 2002, and (iii) each stockholder known by us as of March 15, 2002 to be the beneficial owner of more than 5% of our common stock.

     Included in our five highest paid executive officers is Srivats Sampath, currently the chief executive officer of McAfee.com, our publicly traded subsidiary. As of March 15, 2002, McAfee.com had 47,790,998 outstanding shares of its common stock, consisting of 11,790,998 shares of Class A common stock and 36,000,000 shares of Class B common stock. As of March 15, 2002, we owned all shares of the McAfee.com Class B common stock, entitled to three votes per share and representing approximately 75.3% of McAfee.com's outstanding common stock and 90.2% of its total voting power.

                                                            NUMBER OF                 PERCENT OF
                                                              SHARES      RIGHT TO    OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNERS                        OWNED(1)    ACQUIRE(2)    SHARES(3)
-------------------------------------                       ----------   ----------   -----------
George Samenuk(4).........................................     403,000     947,000          *
Robert Dutkowsky..........................................          50      12,500          *
Robert Pangia.............................................          --      12,500          *
Leslie Denend.............................................       6,300     343,112          *
Virginia Gemmell..........................................         250     106,875          *
Edwin Harper..............................................       1,305      70,313          *
Stephen Richards(5).......................................      25,000     600,000          *
Gene Hodges(6)............................................          --      98,485          *
Arthur Matin(7)...........................................     100,000     500,000          *
Zachary Nelson(8).........................................          --     684,333          *
Srivats Sampath(9)........................................          --     140,625          *
FMR Corp.(10).............................................
  82 Devonshire St., Boston MA 02109......................  13,501,469          --        9.3%
Putnam Investments, LLC(11)...............................
  One Post Office Square, Boston MA 02109.................   6,957,891          --        5.0%
Executive officers and directors as a group (11
  persons)................................................     535,905   3,515,743        2.7%

---------------

  *  Less than 1%.

 (1) Ownership includes direct and indirect (beneficial) ownership, as defined by SEC rules. To our knowledge, each person has sole voting and investment power over the shares unless otherwise noted. The SEC rules for the determination of beneficial ownership are very complex. Generally, however, shares owned directly, plus those controlled (e.g., owned by members of their immediate families), are considered beneficially owned. Excludes shares that may be acquired through stock option exercises.

 (2) Consists of options that are currently exercisable or will become exercisable within 60 days of March 15, 2002.

 (3) Total shares owned (column 1) plus option shares (column 2) divided by 145,934,353 shares outstanding as of March 15, 2002.

 (4) Mr. Samenuk holds 200,000 shares of stock acquired upon the exercise of options that are subject to our repurchase right. The repurchase right for these shares lapses on January 3, 2003, the second anniversary date of Mr. Samenuk's employment commencement. Mr. Samenuk holds 47,000 options that are immediately exerciseable. If Mr. Samenuk exercises these options our repurchase right for these shares will lapse in full on January 15, 2005.
     1.2 million options were issued to Mr. Samenuk on January 3, 2001 and are immediately exercisable. 25% of these shares vested on January 3, 2002, the first year anniversary of Mr. Samenuk's employment commencement, and the remaining shares vest at a rate of 1/48 per month for the remaining 36 months of the vesting period. If Mr. Samenuk exercises these stock options with respect to unvested shares, we have repurchase rights with respect to those unvested shares.

 (5) Mr. Richards holds 600,000 options that are immediately exercisable. 25% of the shares vest on April 4, 2002, the first anniversary of Mr. Richards' employment commencement, and the remaining shares vest at a rate of 1/48 per month for the remaining 36 months of the vesting period. If Mr. Richards exercises these stock options with respect to unvested shares, we have repurchase rights with respect to those unvested shares.

 (6) Mr. Hodges holds options to acquire 2,500 shares of McAfee.com Class A common stock. These shares represent less than 1% of the outstanding capital stock of McAfee.com.

 (7) Mr. Matin holds 500,000 options that are immediately exerciseable. 25% of these shares vest on October 30, 2002, the first anniversary of Mr. Matin's employment commencement, and the remaining shares vest at a rate of 1/48 per month for the remaining 36 months of the vesting period. If Mr. Matin exercises the stock options with respect to unvested shares, we have repurchase rights with respect to those unvested shares.

 (8) Since October 1, 2001, Mr. Nelson has served as a special advisor to us and is not currently an officer of ours. Prior to October 1, 2001, Mr. Nelson served as our chief strategy officer.

 (9) Mr. Sampath owns 9,394 shares of McAfee.com Class A common stock and has options to acquire 950,000 shares of McAfee.com Class A common stock, 633,333 shares of which are exercisable within 60 days of March 15, 2002. These shares represent 5.5% of the outstanding Class A common stock of McAfee.com.

(10) According to amended Schedule 13G filed on February 14, 2002. FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson and certain subsidiaries of FMR Corp. may be deemed to be members of a "group" as such term is defined in the rules promulgated by the SEC. FMR Corp. is the beneficial holder of our common stock as a result of the investment-related activities of certain subsidiaries of FMR Corp., members of the Edward C. Johnson 3d family and trusts for their benefit are the predominant owners of Class B Shares of common stock of FMR Corp., representing approximately 49% of its voting power. Mr. Johnson 3d, the chairman of FMR Corp., owns 12.0% of the aggregate outstanding voting stock of FMR Corp. and Ms. Johnson, a director of FMR Corp., owns 24.5% of the aggregate outstanding voting stock of FMR Corp. The number of shares of our common stock owned by the group at December 31, 2001 included 811,229 shares of common stock resulting from the assumed conversion of $14,659,000 principal amount of our 5.25% convertible subordinated notes due 2006.

(11) According to Schedule 13G filed February 5, 2002 by Putnam Investments, LLC on behalf of itself, Marsh & McLennan Companies, Inc. (its parent holding company), Putnam Investment Management, LLC (a wholly-owned subsidiary of Putnam Investments, LLC and investment adviser to the Putnam family of mutual funds) and The Putnam Advisory Company, LLC (a wholly-owned subsidiary of Putnam Investments, LLC and investment adviser to Putnam's institutional clients). Both Putnam Investment Management, LLC and The Putnam Advisory Company, LLC have dispositive power over the shares as investment managers. However, each of the mutual fund's trustees has voting power over the shares held by each fund, and The Putnam Advisory, LLC has shared voting power over the shares held by institutional clients. Putnam Investments, LLC and The Putnam Advisory Company, LLC have shared voting power with respect to approximately 681,537 of such shares. Putnam Investments, LLC has shared dispositive power with respect to approximately 6,957,898 shares, The Putnam Advisory Company, LLC has shared dispositive power with respect to 1,373,108 shares and Putnam Investments, LLC has shared dispositive power with respect to approximately 5,584,790 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

     Under the terms of Mr. Samenuk's amended and restated employment agreement, we agreed to loan Mr. Samenuk the funds necessary to pay the taxes due on each vesting date for the 400,000 shares of restricted stock granted to Mr. Samenuk on January 3, 2001. As of January 3, 2002, we have extended 4 separate loans to Mr. Samenuk in the aggregate amount of $1,051,752. The loans each have a two year maturity and bear interest at the applicable federal rate. The loans are full recourse and secured by Mr. Samenuk's restricted stock.

     We agreed to loan Mr. Samenuk the funds necessary to pay the taxes due on the 3,000 shares of stock granted to Mr. Samenuk on January 15, 2002. In January 2002 we extended Mr. Samenuk a $27,305 loan for this purpose. This loan has a two-year maturity and bears interest at the applicable federal rate. This loan is full recourse and secured by Mr. Samenuk's 3,000 shares.

     Under the terms of Mr. Matin's employment agreement, we agreed to loan Mr. Matin the funds necessary to pay the taxes due on his restricted stock. In 2001, we extended a $864,413 loan to Mr. Matin. This loan has a two year maturity and bears interest at the applicable federal rate. The loan is full recourse and secured by Mr. Matin's restricted stock.

CERTAIN TRANSACTIONS

 Transactions between us and McAfee.com

     We have entered into certain agreements with McAfee.com for the purpose of defining our ongoing relationship. These agreements were developed in the context of a parent/subsidiary relationship and therefore are not the result of arms-length negotiations between independent parties.

     Corporate Management Services Agreement. On January 1, 1999, we entered into a Corporate Management Services Agreement with McAfee.com under which we provide McAfee.com services relating to tax, accounting, insurance, employee benefits administration, corporate record keeping, payroll, information technology infrastructure, and facilities management. In addition, McAfee.com may request that we provide certain additional services from time to time in the future, with the fee for such additional services subject to negotiation between the parties. From January 1, 1999 to December 31, 2000, the monthly fee that we received for services under the agreement was a portion of the costs we incurred (based on headcount) plus a 10% mark-up. During the year ended December 31, 2000, we charged McAfee.com $5.8 million under this agreement. In January 2001, we entered into an amended corporate management services agreement with McAfee.com whereby McAfee.com will pay $400,000 per calendar quarter for services related to tax, accounting, insurance, employee benefits and administration, corporate record keeping, payroll, information technology infrastructure, and facilities management. Under the amended agreement, McAfee.com will pay to us 110% of the direct rent paid by us for the use of facilities made available to McAfee.com. During the year ended December 31, 2001, we charged McAfee.com $1,600,000 under the amended agreement.

     The Corporate Management Services Agreement may be terminated either by us when we cease to own a majority of McAfee.com's outstanding voting stock or by McAfee.com upon 30 days notice to us.

     Cross License Agreement. We, through one of our wholly-owned subsidiaries, entered into a technology cross license agreement with McAfee.com. Under this agreement, we granted McAfee.com worldwide non-exclusive patent licenses and exclusive copyright licenses for the sale or licensing of software products or software services to certain OEMs and end users solely via the Internet. Eligible end users include only single-node, individual consumers. In consideration for the license and rights granted under this license, McAfee.com is required to pay us a 7% royalty on revenues from related product and subscription sales. Also under this agreement, McAfee.com granted us non-exclusive patent licenses and exclusive copyright licenses for the sale of products to enterprise customers through any method of distribution including the Internet and to end users through any method excluding the Internet. In consideration for the rights granted under this license, we are required to pay McAfee.com a royalty of $250,000 per quarter. Under this cross technology agreement, we will provide end user support to McAfee.com customers. Charges for such support are equal to a portion of the costs to us plus a 10% markup. During the years ended December 31, 2000 and 2001, we charged McAfee.com $2.2 million and $2.4 million for royalties and support services, respectively.

     Reseller Agreements. In March 2001, we entered into reseller agreements with McAfee.com. Under these agreements, McAfee.com may resell our products to business customers and, in certain countries, we may sell McAfee.com products to OEMs and end-users directly or through ASPs. During the year ended December 31, 2001, we charged McAfee.com approximately $1.7 million under the reseller agreements.

     Japanese Distribution Agreement. On April 28, 2000, Network Associates Co., Ltd. ("NAC"), at that time a majority owned, and as of June 27, 2001, a wholly-owned Japanese subsidiary of ours, entered into a Master OEM Distributor Agreement, effective as of January 1, 2000, with McAfee.com. Under the terms of the agreement, NAC will be the exclusive distributor of certain of McAfee.com's products in the Japanese PC OEM channel, subject to certain terms and conditions set forth in the agreement, for an initial term of three years. McAfee.com will receive a license fee and will in turn pay NAC ten percent (10%) of net sales revenue McAfee.com initially receives from PC OEM customers that subsequently purchase a subscription to McAfee Clinic. During the years ended December 31, 2000 and 2001, NAC paid license revenue to McAfee.com of $861,000 and $1.8 million respectively.

     In June 2001, McAfee.com and Sourcenext Corporation entered into a Japanese distribution agreement. At that time, notwithstanding our technology cross license agreement and the reseller agreements, we agreed

Sourcenext was authorized to distribute to both OEM and retail customers in Japan, Japanese language versions of certain of our and McAfee.com consumer products. Other than sales to specified OEMs, during the term of the Sourcenext distribution agreement, we and our Japanese subsidiary, NAC, have not agreed to distribute the covered products in Japan to retail customers and OEMs.

     Tax Sharing Agreement. We have entered into a tax-sharing agreement with McAfee.com under which McAfee.com calculates its income taxes on a separate return basis. McAfee.com will be included in our consolidated group for federal income tax purposes as long as it is eligible to do so. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax-sharing agreement allocates tax liabilities between McAfee.com and us, during the period in which McAfee.com is included in our consolidated group, we could be liable in the event that any federal tax liability is incurred, but not discharged, by McAfee.com or any other members of our consolidated group.

     Under the tax sharing agreement, McAfee.com and each other member has agreed to indemnify us if we are required to pay any tax liability amount in excess of our hypothetical separate income tax liability, provided we are not in default of our obligation to pay our hypothetical separate income tax liability.

     The tax sharing agreement will terminate if McAfee.com is no longer eligible to join us in the filing of a consolidated federal income tax return. In the event of such termination, any net operating losses or other carryforward amounts would not be available to McAfee.com upon departure from the group. Under the tax sharing agreement, McAfee.com will not be reimbursed for any such loss of tax benefits.

     Joint Cooperation Agreement. We have entered into a Joint Cooperation and Master Services Agreement with McAfee.com which governs the provision of technology services among the parties. Under this agreement, our anti-virus emergency response team (AVERT) will provide McAfee.com with research and solutions for virus events. The agreement also contains standard terms and conditions governing the provision of technology services from one party to the other under statements of work that may be negotiated from time to time. Currently, McAfee.com has entered into one such statement of work under which McAfee.com provides us infrastructure and technical support services for our web site. We pay McAfee.com a fee for these services in an amount equal to 10% of McAfee.com's total quarterly technology costs plus a ten-percent (10%) service charge. McAfee.com is obligated to provide these services until December 31, 2000 under this statement of work. During the years ended December 31, 2000 and 2001, we were charged approximately $200,000 and $0, respectively.

     Indemnification and Voting Agreement. We have entered into an Indemnification and Voting Agreement with McAfee.com which became effective on December 2, 1999. Except under certain specified circumstances, we will indemnify McAfee.com for all losses related to any third party claims relating to events or circumstances arising out of our actions or inactions, including those of our subsidiaries and officers and directors, on or prior to December 2, 1999. Additionally, for so long as we own at least 20% of McAfee.com's outstanding voting power, we will vote our shares of McAfee.com's common stock in favor of the election of two independent McAfee.com directors.

     Registration Rights Agreement. We have entered into a registration rights agreement with McAfee.com that entitles us to include the shares of common stock we own in McAfee.com in any future registration of common stock McAfee.com makes, other than any registration statement relating to an acquisition or a stock option plan. In addition, we or certain of our transferees can request that McAfee.com file a registration statement so we can publicly sell our McAfee.com shares. McAfee.com has agreed pursuant to the terms of this registration rights agreement to pay all costs and expenses, other than underwriting discounts and commissions, related to shares to be sold by us or certain of our transferees in connection with any such registration.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The report of the Company's independent accountants is set forth below solely to correct the date of the report:

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Networks Associates, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 48 present fairly, in all material respects, the financial position of Networks Associates, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
---------------------------------------------------------

PricewaterhouseCoopers LLP
San Jose, California
January 17, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 29th day of March, 2002.

                                          NETWORKS ASSOCIATES, INC.

                                                  /s/ GEORGE SAMENUK
                                          --------------------------------------
                                                      George Samenuk
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ GEORGE SAMENUK                   Chief Executive Officer (Principal   March 29, 2002
 ------------------------------------------------    Executive Officer) and Chairman of
                 (George Samenuk)                                the Board


             /s/ STEPHEN C. RICHARDS                 Chief Operating Officer and Chief    March 29, 2002
 ------------------------------------------------            Financial Officer
              (Stephen C. Richards)


               /s/ EDWIN L. HARPER                                Director                March 29, 2002
 ------------------------------------------------
                (Edwin L. Harper)


               /s/ LESLIE G. DENEND                               Director                March 29, 2002
 ------------------------------------------------
                (Leslie G. Denend)


               /s/ VIRGINIA GEMMELL                               Director                March 29, 2002
 ------------------------------------------------
                (Virginia Gemmell)


             /s/ ROBERT M. DUTKOWSKY                              Director                March 29, 2002
 ------------------------------------------------
              (Robert M. Dutkowsky)


               /s/ ROBERT W. PANGIA                               Director                March 29, 2002
 ------------------------------------------------
                (Robert W. Pangia)

                                 EXHIBIT INDEX

EXHIBIT                                                                  PAGE
NUMBER                           DESCRIPTION                            NUMBER
-------                          -----------                            ------
2.1      Agreement and Plan of Reorganization, dated October 13,
         1997, among McAfee Associates, Inc., Mystery Acquisition
         Corp. and Network General Corporation, as amended by the
         First Amendment dated as of October 22, 1997.(1)............
2.2      Combination Agreement dated August 16, 1996 among the
         Registrant, FSA Combination Corp., FSA Corporation and
         Daniel Freedman.(2).........................................
2.3      Stock Exchange Agreement dated January 13, 1997 among the
         Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and
         the shareholders of Jade.(3)................................
2.4      Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA
         Acquisition Corp.(4)........................................
2.5      Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5).....
2.6      Agreement and Plan of Reorganization dated February 22,
         1998, between the Registrant, TIS and Thor Acquisition
         Corp.(6)....................................................
2.7      Agreement and Plan of Reorganization by and among the
         Registrant, Magic Solutions International, Inc., Merlin
         Acquisition Corp. and Igal Lichtman dated March 2, 1998.
         Amendment Agreement by and among the Registrant, Magic
         Solutions International, Inc., Merlin Acquisition Corp., and
         Igal Lichtman dated March 24, 1998. Second Amendment
         Agreement by and among the Registrant, Magic Solutions
         International, Inc., Merlin Acquisition Corp., and Igal
         Lichtman dated April 1, 1998.(7)............................
2.8      Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce
         Cook.(8)....................................................
2.9      Share Purchase Agreement, dated as of March 30, 1998, among
         FSA Combination Corp., and Irina Karlsson and Jarmo
         Rouvinen.(8)................................................
2.10     Stock Purchase Agreement, dated as of May 10, 1998, among
         FSA Combination Corp., and Secure Networks, Inc.(8).........
2.11     Transaction Agreement, dated June 9, 1998, by and between
         the Registrant and Dr. Solomon's Group Plc.(16).............
2.12     Agreement and Plan of Merger, dated July 28, 1998, by and
         between the Registrant and CyberMedia, Inc.(17).............
3.1      Second Restated Certificate of Incorporation of the
         Registrant, as amended on December 1, 1997.(6)..............
3.2      Restated Bylaws of the Registrant.(23)......................
3.3      Certificate of Designation of Series A Preferred Stock of
         the Registrant.(9)..........................................
3.4      Certificate of Designation of Series B Participating
         Preferred Stock of the Registrant.(18)......................
4.1      Indenture dated as of February 13, 1998 between the
         Registrant and State Street Bank and Trust Company of
         California, N.A., as Trustee.(10)...........................
4.2      Resale Registration Rights Agreement, dated as of August 17,
         2001, by and between the Registrant and Lehman Brothers,
         Inc.(24)....................................................
4.3      Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of
         California.(24).............................................
10.1     Lease Assignment dated November 17, 1997 for facility at
         3965 Freedom Circle, Santa Clara, California by and between
         Informix Corporation and McAfee Associates, Inc.(4).........
10.2     Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank,
         F.S.B., Informix Corporation and the Registrant.(4).........

EXHIBIT                                                                  PAGE
NUMBER                           DESCRIPTION                            NUMBER
-------                          -----------                            ------
10.3     Subordination, Nondisturbance and Attornment Agreement dated
         December 18, 1997, between Guaranty Federal Bank, F.S.B.,
         the Registrant and Birk S. McCandless, LLC.(4)..............
10.4     Lease dated November 22, 1996 by and between Birk S.
         McCandless, LLC and Informix Corporation for facility at
         3965 Freedom Circle, Santa Clara, California.(4)............
10.5     Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda.,
         Compusul-Consultoria E Comercio De Informatica Ltda., and
         the stockholders of Compusul-Consultoria E Comercio De
         Informatica Ltda.(12).......................................
10.6*    1997 Stock Incentive Plan, as Amended.(11)..................
10.7*    Stock Option Plan for Outside Directors.(13)................
10.8*    2000 Nonstatutory Stock Option Plan.(21)....................
10.9*    Change in control agreement between the Registrant and Peter
         Watkins dated May 11, 1999.(19).............................
10.10*   Change in control agreement between the Registrant and
         William L. Larson dated May 11, 1999.(19)...................
10.11*   Change in control agreement between the Registrant and
         Prabhat K. Goyal dated May 11, 1999.(19)....................
10.12*   Change in control agreement between the Registrant and
         Zachary Nelson, dated May 11, 1999.(19).....................
10.13    Corporate Management Services Agreement between the
         Registrant and McAfee.com Corporation, dated as of January
         1, 1999.(20)................................................
10.14    Technology Cross License Agreement between the Registrant
         and McAfee.com Corporation dated as of January 1,
         1999.(20)...................................................
10.15    Registration Rights Agreement between the Registrant and
         McAfee.com Corporation, dated as of July 20, 1999.(20)......
10.16    Asset Contribution and Receivables Settlement Agreement
         between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20).....................................
10.17    Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1,
         1999.(20)...................................................
10.18    Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999.(20)............................
10.19    Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of August 20,
         1999.(20)...................................................
10.20    Joint Cooperation and Master Services Agreement between the
         Registrant and McAfee.com Corporation, dated as of January
         1, 1999.(20)................................................
10.21*   Amended and Restated Employment Agreement between George
         Samenuk and the Registrant, dated October 9, 2001(26).......
10.22*   Agreement between the Registrant and William Larson, dated
         January 2, 2001.(21)........................................
10.23*   Agreement between the Registrant and Prabhat Goyal, dated
         January 2, 2001.(21)........................................
10.24*   Agreement between the Registrant and Peter Watkins, dated
         December 26, 2000.(21)......................................
10.25*   Agreement between the Registrant and Zachary Nelson, dated
         January 1, 2001.(22)........................................
10.26    Reseller agreements between the Registrant and McAfee.com, dated March 31, 2001.(22)...................................
10.27*   Employment agreement between Stephen C. Richards and
         Registrant, dated April 3, 2001.(22)........................
10.28    1st Amendment to Lease dated March 20, 1998 between Birk S.
         McCandless, LLC and the Registrant.(25).....................

EXHIBIT                                                                  PAGE
NUMBER                           DESCRIPTION                            NUMBER
-------                          -----------                            ------
10.29    Confirmation, Amendment and Notice of Security Agreement
         dated March 20, 1998 among Informix Corporation, Birk S.
         McCandless, LLC and the Registrant.(25).....................
10.30    Second Amendment to Lease dated September 1, 1998 among
         Informix Corporation, Birk S. McCandless, LLC and the
         Registrant.(25).............................................
10.31    Subordination, Nondisturbance and Attornment Agreement dated
         June 21, 2000, among Column Financial, Inc., Informix
         Corporation, Birk S. McCandless, LLC, and the
         Registrant.(25).............................................
10.32    Lease Agreement dated November 14, 1996 between Blue Lake
         Partners and McAfee Associates, Inc.(25)....................
10.33    Lease Amendment dated November 24, 1997 between Blue Lake
         Partners and McAfee Software, Inc.(25)......................
10.34    Lease Amendment dated March 17, 1998 between Blue Lake
         Partners and McAfee Software, Inc.(25)......................
10.35    Lease Amendment dated March 27, 1998 between Blue Lake
         Partners and McAfee Software, Inc.(25)......................
10.36    Lease Amendment dated June 4, 1998 between Blue Lake
         Partners and McAfee Software, Inc.(25)......................
10.37    Lease Amendment dated July 21, 1998 between Blue Lake
         Partners and McAfee Software, Inc.(25)......................
10.38    Lease Amendment dated November 20, 1998 between Blue Lake
         Partners and McAfee Software, Inc.(25)......................
10.39    Lease Amendment dated March 18, 1999 between Blue Lake
         Partners and McAfee Software, Inc.(25)......................
10.40    Lease Amendment dated June 3, 1999 between Blue Lake
         Partners and McAfee Software, Inc.(25)......................
10.41    Lease Amendment dated October 7, 1999 between Blue Lake
         Partners and McAfee Software, Inc.(25)......................
10.42    Lease Amendment dated March 25, 2000 between Daltex Centre
         LP and the Registrant.(25)..................................
10.43    Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(25).....................................
10.44    Lease Amendment dated January 24, 2001 between Daltex Centre
         LP and the Registrant.(25)..................................
10.45    Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(25).....................................
10.46*   Employment Agreement between Bakulesh A. Mehta and the
         Registrant, dated October 9, 2001(26).......................
10.47*   Employment Agreement between Kent H. Roberts and the
         Registrant, dated October 9, 2001(26).......................
10.48*   Employment Agreement between Arthur R. Matin and the
         Registrant, dated October 30, 2001(26)......................
10.49*   Employment Contract between Michele Fitzpatrick and the
         Registrant, dated September 26, 2001(26)....................
10.50*   Employment Agreement between Vernon Gene Hodges and the
         Registrant, dated December 3, 2001(26)......................
12.1     Calculation of Ratio of Earnings to Fixed Charges(26).......
23.1     Consent of PricewaterhouseCoopers LLP, independent
         accountants.................................................

---------------

 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

 (2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 1996.

 (3) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 1997.

 (4) Incorporated by reference from the Registrant's Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

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

(10) Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(12) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.

(13) Incorporated by reference from the Registrant's Registration Statement filed on Form S-8 filed with the Commission on December 2, 1997.

(14) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(15) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(16) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on June 16, 1998.

(17) Incorporated by reference from CyberMedia Inc.'s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.'s filings with the Commission were made under File Number 0-21289.

(18) Incorporated by reference from the Registrant's Report on Form 8-A filed with the Commission on October 22, 1998.

(19) Incorporated by reference from the Registrant's report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(20) Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(21) Incorporated by reference from the Registrant's report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(22) Incorporated by reference from the Registrant's report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(23) Incorporated by reference from the Registrant's report on Form 10Q for the quarter ended June 30, 2001 filed with the Commission on August 6, 2001.

(24) Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(25) Incorporated by reference from the Registrant's report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(26) Incorporated by reference from the Registrant's report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

 * Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.