Form 10-Q
period 2002-03-31
NETWORKS ASSOCIATES INC/
filed 2002-05-15
CIK 890801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-20558

Networks Associates, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0316593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3965 Freedom Circle Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code: (408) 988-3832

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          ☐ No

      146,844,567 shares of the registrant’s common stock, $0.01 par value, were outstanding as of March 31, 2002.

This document contains 44 pages.

The Exhibit Index is on page 41.

NETWORKS ASSOCIATES, INC.

FORM 10-Q,

March 31, 2002

i

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$688,580	$612,832
Short-term marketable securities	176,584	135,761
Accounts receivable, net	84,433	136,366
Prepaid expenses, income taxes and other current assets	49,320	54,959
Deferred taxes	118,958	142,869

Total current assets	1,117,875	1,082,787
Long-term marketable securities	213,038	194,357
Fixed assets, net	61,458	64,040
Land	4,414	4,414
Deferred taxes	94,812	77,627
Intangible assets, excluding goodwill, net	25,261	28,124
Goodwill	156,892	156,930
Other assets	19,271	18,853

Total assets	$1,693,021	$1,627,132

LIABILITIES
Current liabilities:
Accounts payable	$22,590	$26,368
Accrued liabilities	245,961	264,618
Deferred revenue	223,418	250,048

Total current liabilities	491,969	541,034
Deferred taxes	18,050	20,445
Deferred revenue, less current portion	36,292	24,312
Convertible debentures	581,611	578,850
Other long term liabilities	524	393

Total liabilities	1,128,446	1,165,034

Commitments and contingencies (Notes 8)
Minority interest	20,597	17,311
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none at March 31, 2002 and December 31, 2001.	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued and Outstanding: 146,844,567 shares at March 31, 2002 and 140,699,222 shares at December 31, 2001	1,468	1,406
Additional paid-in capital	829,391	742,315
Accumulated other comprehensive loss	(34,044)	(30,345)
Accumulated deficit	(252,837)	(268,589)

Total stockholders’ equity	543,978	444,787

Total liabilities, minority interest and stockholders’ equity	$1,693,021	$1,627,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,

	2002	2001

	(In thousands, except
	per share data)
	(Unaudited)
Net revenue:
Product	$139,250	$92,501
Services and support	81,462	63,391

Total net revenue	220,712	155,892

Cost of net revenue:
Product	25,289	23,460
Services and support	15,347	13,523

Total cost of net revenue	40,636	36,983

Operating costs and expenses:
Research and development(1)	34,605	39,973
Marketing and sales(2)	102,474	100,817
General and administrative(3)	25,416	31,408
Provision for doubtful accounts, net	730	(9,269)
Amortization of intangibles	2,852	15,845
Restructuring charge	1,116	—

Total operating cost and expenses	167,193	178,774

Income (loss) from operations	12,883	(59,865)
Interest and other income	6,662	11,042
Interest expense	(7,690)	(4,680)
Gain on sale of assets and technology	6,717	—
Write-down of strategic and other investments	—	(5,000)

Income (loss) before provision for income tax and minority interest	18,572	(58,503)
Provision for (benefit from) income taxes	1,403	(10,440)

Net income (loss) before minority interest	17,169	(48,063)
Minority interest in net loss (income) of consolidated subsidiaries	(1,417)	702

Net income (loss)	$15,752	$(47,361)

Other comprehensive income (loss):
Unrealized loss on investments, net	$(2,527)	$(8,013)
Foreign currency translation loss	(1,172)	(316)

Comprehensive income (loss)	$12,053	$(55,690)

Net income (loss) per share — basic	$0.11	$(0.35)

Shares used in per share calculation — basic	144,436	137,140

Net income (loss) per share — diluted	$0.10	$(0.35)

Shares used in per share calculation — diluted	154,782	137,140

(1)	Includes stock-based compensation charge of $118 and $91 for the three months ended March 31, 2002 and 2001, respectively.

(2)	Includes stock-based compensation charge of $175 and $144 for the three months ended March 31, 2002 and 2001, respectively.

(3)	Includes stock-based compensation charge of $421 and $1,421 for the three months ended March 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$15,752	$(47,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,700	32,162
Provision for (benefit from) doubtful accounts	730	(9,269)
Non cash interest expense on convertible notes	3,288	4,687
Gain on sale of assets and technology	(6,717)	—
Realized gain (loss) on investments	—	(3,876)
Impairment of strategic investments	—	5,000
Minority interest	1,417	(702)
Deferred taxes	4,250	(17,249)
Stock compensation charges	714	1,656
Change in fair value of derivative	164	—
Changes in assets and liabilities:
Accounts receivable	48,467	45,818
Prepaid expenses, taxes and other	4,459	974
Accounts payable and accrued liabilities	(22,698)	(21,307)
Deferred revenue	(8,474)	16,411

Net cash provided by operating activities	54,052	6,944

Cash flows from investing activities:
Purchase of marketable securities	(175,086)	(107,164)
Proceeds from sale of marketable securities	116,411	183,277
Purchase of fixed assets	(7,391)	(8,752)

Net cash provided by (used in) investing activities	(66,066)	67,361

Cash flows from financing activities:
Proceeds from issuance of stocks from option plan and stock purchase plans	88,293	4,682
Repurchase of common stock	—	(53,800)
Other	—	(548)

Net cash provided by (used in) financing activities	88,293	(49,666)

Effect of exchange rate fluctuations	(531)	(1,824)

Net increase in cash and cash equivalents	75,748	22,815
Cash and cash equivalents at beginning of period	612,832	275,539

Cash and cash equivalents at end of period	$688,580	$298,354

Non cash investing activities:
Unrealized loss on marketable investments	$(2,527)	$(8,013)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements as of and for the year ended December 31, 2001, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Certain reclassifications have been made to the 2001 unaudited condensed financial statements and related notes to conform to the 2002 presentation.

2.     Business Segment Information

      The Company has concluded that it has two businesses consisting of the Infrastructure business (“Infrastructure”) and McAfee.com. The Infrastructure business markets and sells computer security, management and availability software and hardware for corporate and government users. McAfee.com markets and sells PC security and management software on the Internet to consumers and small to medium-sized businesses. Management measures profitability based on these two businesses; however, within the Infrastructure business the Company’s operating segments are defined by six geographic regions. The segments are evidence of the operating structure of the Company’s internal organization. The Company operates in one industry: computer security, management and availability software, hardware and related services for, primarily, corporate and government users.

      The Infrastructure business markets and sells, through its geographic segments, anti-virus and security software, hardware and services; network management software, hardware and services; and help desk software and services. These products and services are marketed and sold through a direct sales force to corporate and government users, as well as through resellers, distributors, systems integrators and retailers, worldwide. In addition, the Infrastructure business includes managed security and availability applications to corporations and governments on the Internet.

      McAfee.com is an application service provider targeted at consumers and small to medium-sized businesses. The McAfee.com web site provides a suite of online products and services personalized for the user based on the user’s PC configuration, attached peripherals and resident software.

      Following is the summary of the Company’s revenue and income (loss) from operations by business and by geographic segment. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses; corporate marketing expenses of $10.6 million and $16.1 million for the three months ended March 31, 2002 and 2001, respectively; amortization of intangibles; stock-based compensation charges; and restructuring costs. These corporate expenses are not considered attributable to any specific geographic

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment. Summarized financial information concerning the Company’s net revenue and income (loss) from operations by business and by geographic segment is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net revenue by segment:
United States	$101,961	$89,185
Europe	67,461	33,505
Japan	11,712	5,135
Canada	10,871	6,182
Asia-Pacific (excluding Japan)	6,575	4,571
Latin America	3,368	4,498

Infrastructure net revenue	201,948	143,076
McAfee.com net revenue	18,764	12,816

Net revenue	$220,712	$155,892

Income (loss) from operations by segment:
United States	$10,438	$(3,828)
Europe	27,574	328
Japan	3,273	(3,915)
Canada	5,450	810
Asia-Pacific (excluding Japan)	(162)	(568)
Latin America	(140)	1,090
Corporate	(38,778)	(51,064)

Infrastructure operating income (loss)	7,655	(57,147)
McAfee.com operating income (loss)	5,228	(2,718)

Income (loss) from operations	$12,883	$(59,865)

      Revenue information on a product and service basis is as follows for the three months ended March 31 (in thousands):

	2002	2001

Software licenses	$111,137	$48,199
Maintenance	56,918	42,113
Hardware	17,019	34,088
Retail	8,787	8,200
Consulting	9,073	8,356
Training	3,708	4,572
Hosting arrangements	11,764	8,350
Other	2,306	2,014

Total	$220,712	$155,892

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Sale of Net Assets and Technology

      On October 9, 2001, the Board of Directors of the Company approved a plan to integrate the activities of the Company’s PGP product group into its McAfee Security and Sniffer Technologies product groups. In addition to the integration plan, the Company began to look for a buyer for the PGP desktop encryption and Gauntlet firewall product. On February 13, 2002, the Company announced the sale of Gauntlet firewall/ VPN product to Secure Computing. As a result of the transaction, the Company received common shares of Secure Computing in exchange for the Gauntlet assets. The Company recorded a gain on sale of net assets of $6.7 million.

      In March 2002, the Company purchased a one-year collar consisting of 300,354 purchased puts options with a strike price of $17.31 and the same number of written calls options with a strike price of $22.04. The underlying of both the put and call options are the Secure Computing shares. The Company designated the purchased collar as a fair value hedge of the Secure Computing available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” At the inception of the hedge, the Company assessed that the collar is highly effective based upon expected changes in the collar’s intrinsic value. On an ongoing basis, changes in the fair value of Secure Computing shares within the collar’s range of $17.31 and $22.04 are recorded as part of accumulated other comprehensive income within stockholders’ equity. Changes in the fair value of Secure Computing’s shares outside of the collar range of $17.31 and $22.04 are recorded immediately in earnings. Changes in the fair value of the collar are measured using an option pricing model and are recorded immediately in earnings. As of March 31, 2002, the fair value of Secure Computing’s shares were within the collar range. During the first quarter of 2002, the Company recognized a loss of $164,000 in the earnings relating to the fair value of the collar.

4.     Restructuring

      As part of the plan to integrate certain activities of the Company’s PGP product group onto its McAfee Security and Sniffer Technologies product group and to dispose of other product lines, the Company sold its Gauntlet business and discontinued other product lines during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded during the first quarter of 2002. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

      The following table sets forth the Company’s restructuring accrual established in February 2002 and the activity against the accrual during the three months ended March 31, 2002 (in thousands):

		Severance and
	Other Costs	Benefits	Total

Balance, February 2002.	$190	$926	$1,116
Paid out	(90)	(470)	(560)

Balance, March 31, 2002	$100	$456	$556

      The remaining balance is expected to be paid out during the second quarter of 2002.

5.     Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” During the three months ended March 31, 2002, the Company adopted EITF 01-09. As a result, the Company reclassed a total charge of $14.7 million from sales and marketing expense to revenue for the first quarter of 2001.

      In November 2001, the Financial Accounting Standards Board (“FASB”) discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. During the quarter ended March 31, 2002, the Company adopted EITF 01-14. As a result, the Company reclassed a total amount of $0.3 million from cost of revenue to revenue for the first quarter of 2001.

      In October 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company is currently assessing the impact of SFAS 144 on its operating results and financial condition. The Company is required to adopt SFAS 144 no later than the first quarter of fiscal 2003.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of SFAS 145 on its financial statements.

6.     Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill,

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. During the three months ended March 31, 2002, the Company has adopted SFAS 142 and has ceased to amortize approximately $156.9 million of goodwill. In lieu of amortization, the Company is required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

•	Step 1 — the Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. The Company will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge must be recognized for the excess.

      The Company expects to complete the initial review during the second quarter of 2002. The Company does not expect to record an impairment charge upon completion of the initial review, however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

      The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the income statement for the three months ended March 31, 2001 (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Reported net income (loss)	$15,752	$(47,361)
Goodwill amortization	—	10,721

Adjusted net income	$15,752	$(36,640)

Basic net income (loss) per share	$0.11	$(0.35)
Goodwill amortization	—	0.08

Adjusted basic net income per share	$0.11	$(0.27)

Diluted net income (loss) per share	$0.10	$(0.35)
Goodwill amortization	—	0.08

Adjusted diluted net income per share	$0.10	$(0.27)

      Goodwill information is as follows (in thousands):

		Goodwill		Effects of
	January 1, 2002	Acquired	Adjustments	Foreign Currency	March 31, 2002

Goodwill	$156,930	$—	$—	$(38)	$156,892

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

	December 31, 2001			March 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangible assets:
Purchased technologies	$43,954	$(40,050)	$3,904	$43,522	$(40,435)	$3,087
Trademarks, patents and other intangibles	48,351	(24,131)	24,220	48,351	(26,177)	22,174

	$92,305	$(64,181)	$28,124	$91,873	$(66,612)	$25,261

      The aggregate amortization expenses for the intangible assets listed above totaled $3.5 million and $2.9 million for the three months ended March 31, 2001 and 2002, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2002	$7,474
2003	6,862
2004	5,184
2005	3,801
2006	1,735
Thereafter	205

$25,261

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Net Income (Loss) Per Share

      A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Numerator — Basic
Net income (loss)	$15,752	$(47,361)

Numerator — Diluted
Net income (loss)	$15,752	$(47,361)
Interest on convertible debentures(1)	—	—

Net income (loss), adjusted	$15,752	$(47,361)

Denominator — Basic
Weighted average shares of common stock outstanding	144,675	137,140
Less: weighted average shares of common stock subject to repurchase	(239)	—

Basic weighted average common shares outstanding	144,436	137,140

Denominator — Diluted
Basic weighted average common shares outstanding	144,436	137,140
Effective of dilutive securities:
Common stock options and subject to repurchase(2)	10,148	—
Warrants(3)	198	—

Diluted weighted average shares	154,782	137,140

Basic net income (loss) per share:
Net income (loss) per share — Basic	$0.11	$(0.35)

Diluted net income (loss) per share:
Net income (loss) per share — Diluted	$0.10	$(0.35)

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 23.3 million and 7.6 million for the three months ended March 31, 2002 and 2001, respectively.

(2)	At March 31, 2002 and 2001, 2.3 million and 31.1 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

(3)	At March 31, 2001, warrants to purchase 0.2 million shares of the Company’s common stock were excluded from the determination of diluted net loss per share as the effect of such warrants was anti-dilutive.

8.     Litigation

General

      From time to time, the Company has been subject to litigation including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on the business, results of operations, financial condition and cash flow.

      In addition, the Company is engaged in certain legal and administrative proceedings incidental to our normal business activities and believes that these matters will not have a material adverse effect on our financial position, results of operations or cash flow.

Securities Cases

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/ SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with Generally Accepted Accounting Principles (GAAP). Defendants’ filed a motion to dismiss plaintiff’s consolidated complaint on October 29, 2001. Plaintiff filed an opposition to the motion to dismiss on December 21, 2001 and defendants filed a reply to plaintiff’s opposition on February 1, 2002. The hearing on the motion to dismiss was held on April 16, 2002. On April 26, 2002, the parties stipulated to the withdrawal of Defendants’ motion to dismiss. On April 29, 2002, the Court entered an order that defendants’ motion to dismiss is withdrawn and further ordered the parties to submit a stipulation and proposed order setting forth a schedule for the filing of a first amended consolidated complaint and the briefing of defendants’ motion to dismiss thereto.

      On February 5, 2001, the Company was nominally sued in a derivative lawsuit filed in the Superior Court in Santa Clara County. The lawsuit, encaptioned Mean Ann Krim v. William L. Larson, et al., Case No. CV795734, asserts claims against William Larson, Peter Watkins, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper, Enzo Torresi, and others for breach of fiduciary duty, unjust enrichment and professional negligence against the accountants. In particular, the complaints allege that the defendants engaged in a course of conduct by which they improperly accounted for revenue from software license sales, and that, as a result of their actions, certain of the Company’s financial statements were false and misleading and not in compliance with GAAP. The complaint seeks an unspecified amount of damages. Nominal defendant the Company filed a demurrer to the complaint on May 21, 2001. A hearing on the demurrer was held on June 29, 2001. On July 24, 2001, the Court sustained the demurrer with leave to amend. By order dated August 21, 2001, the Court granted plaintiff limited discovery for purposes of amending the complaint to meet the demand futility test imposed by Delaware law. Plaintiff filed an amended complaint on December 26, 2002. Nominal defendant Network Associates, Inc. filed a demurrer, which was joined by the individual defendants, to the amended complaint on January 30, 2002. A hearing on the demurrer was held on March 8, 2002. The Court entered an order on March 28, 2002 sustaining the demurrer without leave to amend and dismissing the amended complaint with prejudice.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2002, several putative securities class action lawsuits were filed in the Court of Chancery in the State of Delaware, County of New Castle, and the Superior Court of the State of California, County of Santa Clara, arising out of the Company’s proposed acquisition of McAfee.com Corporation (“McAfee.com”). The lawsuits name as defendants the Company and certain of McAfee.com’s officers and directors, and with respect to the Delaware Court of Chancery actions, McAfee.com. The lawsuits filed in the Delaware Court of Chancery are Bank v. McAfee.com Corp., et al., Civil Action No. 19481; Birnbaum v. Sampath, et al., Civil Action No. 19482 NC; Brown v. Sampath, et al., Civil Action No. 19483 NC; Chin v. McAfee.com Corp., et al., Civil Action No. 19484 NC; Monastero v. Sampath, et al., Civil Action No. 19485; and Ebner v. Sampath, et al., Civil Action No. 19487. The lawsuit filed in Santa Clara County is encaptioned Peyton v. Richards, et al., No. CV 806199. Another class action lawsuit was filed on April 9, 2002 in the United States District Court for the Northern District of California, encaptioned Getty v. Sampath, et. al., Case No. C 02 1692. Collectively, the lawsuits allege that the defendants breached their fiduciary duties to the shareholders of McAfee.com in conjunction with the proposed acquisition by, among other things, failing to maximize the value of the shares of McAfee.com’s common stock and failing to take adequate procedural measures to protect McAfee.com’s shareholders. Each complaint seeks certification of a plaintiff class, declaratory and injunctive relief preventing the proposed acquisition, unspecified compensatory damages, and attorneys’ fees and costs. On April 2, 2002, defendants removed the California state action encaptioned Peyton v. Richards, et al., No. CV 806199 to the United States District Court for the Northern District of California. On April 4, 2002, plaintiff moved for an order shortening time on his motion to remand the case to state court and for expedited discovery. On April 8, 2002, defendants filed a motion to dismiss the California case under the Securities Litigation Uniform Standards Act of 1998. The hearing date on this motion is not yet scheduled.

Other Matters

      Crawford v. Digital River, Inc. et al., Case No. 1:01CV01770 RWR; United States District Court, District of Columbia. On August 21, 2001, Christopher Crawford filed a complaint for patent infringement of US Patent 6,014,651. The complaint alleges that seven different defendants, including the Company, infringed US Patent 6,014,651. The complaint alleges that the Company infringes the patent through several web sites, including the websites at www.nai.com and www.mcafee.com. A Stipulated Order of Dismissal was filed by plaintiff and the Company on May 6, 2002, effectively ending the Company’s involvement in this litigation.

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

      Homenexus Inc. f/k/a HomeRun Network, Inc. v. DirectWeb, Inc., et al, No. 99-CV-2316 (CRW) (E.D. Pa.). In this action, filed in federal court in the Eastern District of Pennsylvania on May 5, 1999, plaintiff Homenexus alleges that DirectWeb successfully conspired with all defendants, including the Company and William Larson, to wrongly misappropriate plaintiff’s purported proprietary business plan and to deliberately infringe plaintiff’s purported trade dress in its alleged web-site. The complaint further alleges that all defendants conspired to commit, and did commit, the torts of conversion and unfair competition. Without admitting any liability, the Company and William Larson entered into a Settlement Agreement with plaintiff settling the action and, on March 12, 2002, the Court dismissed the Company and William Larson from the action with prejudice.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 22, 2002, the Securities and Exchange Commission notified the Company that it has commenced a “Formal Order of Private Investigation” into the Company’s accounting practices.

9.     Stock-Based Compensation

      The Company has recorded stock-based compensation charges of $0.7 million and $1.7 million in the three months ended March 31, 2002 and 2001, respectively. These charges are made up of the following:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Repriced options	$(1,144)	$314
Options issued below fair market value	1,218	—
New and existing executives	580	209
Shares purchased outside Employee Stock Purchase Plan	60	—
Warrants to outside consultants	—	530
Former executives	—	603

Total stock-based compensation	$714	$1,656

      Repriced options. During the three months ended March 31, 2002, the Company incurred negative charges of approximately $1.9 million related to options subject to variable plan accounting. During the three months ended March 31, 2001, the Company did not incur a charge related to options subject to variable plan accounting. For the three months ended March 31, 2002 and 2001, the Company’s stock compensation charges related to options subject to variable plan accounting were based on quarter end per share prices of the Company’s stock of $24.20 and $8.25, respectively, and per share prices of McAfee.com stock of $16.47 and $5.95, respectively. As of March 31, 2002 the Company and McAfee.com had options to purchase approximately 1.3 million shares and 0.2 million shares, respectively, which were outstanding and subject to variable plan accounting.

      The Company also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $0.8 million and $0.3 million was expensed during the three months ended March 31, 2002 and 2001, respectively.

      Options issued below fair market value. During the three months ending March 31, 2002, the Company recorded a one-time stock compensation charge of $1.2 million for stock options granted below fair market value. This charge relates to options granted in prior periods, which were identified in the first quarter of 2002 as having been granted below market value. The amount was determined to be immaterial for the periods when the grants were made and for the current period. The related charge is being recorded in the first quarter of 2002.

      New and existing executives. On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become the Company’s president and chief executive officer. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. During the three months ended March 31, 2002 and 2001, the Company recorded approximately $396,000 and $209,000, respectively, related to stock compensation associated with Mr. Samenuk’s restricted stock.

      On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk, the Company’s chairman and chief executive officer. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of the Company’s common stock on January 15, 2002. During the three months ended March 31, 2002, the Company recorded approximately $184,000 related to stock compensation associated with Mr. Samenuk’s restricted stock.

      Shares purchased outside Employee Stock Purchase Plan. On January 31, 2002, the Company experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although the Company reduced the number of shares available for purchase by plan participants by a pro rata amount, additional shares were required to be purchased outside of the plan. As a result, the Company recorded a one-time stock compensation charge of approximately $60,000 in the three months ending March 31, 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the exercise price.

      Warrants to outside consultants. In January 2001, upon completion of the search for the Company’s current chief executive officer, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $530,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; contractual life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair market value of the warrants was included as stock compensation during the three months ended March 31, 2001 and included in general and administrative expenses in the accompanying statement of operations.

      Former executives. In January 2001, the Company’s board of directors appointed the Company’s current chief executive officer. Effective January 2001, the Company’s former chief executive officer, former chief financial officer, and former president and chief operating officer, became special advisors. Options held by these individuals continued to vest during 2001 while they each served their one-year terms as special advisors. As a result, the Company recorded a one-time stock compensation charge of approximately $603,000 during the three months ended March 31, 2001.

10.     Subsequent Events

      On April 25, 2002, the Company announced its discovery of accounting inaccuracies in its prior financial statements, requiring the restatement of certain financials. The Company is conducting an internal investigation under the direction of the Audit Committee of its Board of Directors to determine the scope and magnitude of these inaccuracies. The investigation is ongoing and more periods may require restatement than the Company originally anticipated. The financial statements for 1999 and 2000 are inaccurate and investors should not rely upon these financial statements until the restatements of these periods are completed.

      On March 18, 2002, the Company announced its plans to commence an exchange offer for all outstanding publicly held shares of McAfee.com Class A common stock. The offer was a tax-free exchange of each outstanding shares of McAfee.com Class A common stock for 0.675 shares of the Company’s common stock. On April 25, 2002, the Company withdrew its exchange offer to acquire the Class A common stock of McAfee.com Corporation in light of the anticipated restatement discussed above.

      On May 1, 2002, the Company redeemed outstanding zero coupon convertible subordinated debentures due 2018 with an aggregate face amount of $40.0 million for approximately $18.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

      Some of the statements contained in this Report on Form 10-Q are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. In some instances, we have also indicated forward-looking statements with an asterisk (*). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include, but not limited to, those discussed in “Risk Factors” and elsewhere in this Report on Form 10-Q.

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

      The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and our Sniffer Technologies network fault and performance products. In addition to these two flagship products, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, we strengthened our anti-virus lineup by adding complementary products in the firewall, intrusion detection, encryption, and virtual private networking categories. On the network management side, we built upon our Sniffer Technologies line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product lines.

      To more effectively market our infrastructure products in our various geographic regions, we have combined complementary products into separate product groups, as follows:

•	McAfee Security, which delivers world-class anti-virus and security products and services;

•	Sniffer Technologies, which is a leader in network availability and system security products; and

•	Magic Solutions, which is a leading provider of web-based service desk solutions.

      In the three months ended March 31, 2002, our infrastructure business accounted for approximately $201.9 million in net revenue and a net operating income of $7.7 million. In the three months ended March 31, 2002, McAfee.com accounted for approximately $18.8 million in net revenue and a net operating income of approximately $5.2 million.

McAfee Security Product Group

      McAfee Security’s products and services provide solutions designed to enforce anti-virus policies and measure the performance of anti-virus activities and deliver network security. The McAfee Security product group includes products and services that provide multi-layer anti-virus protection, management and reporting for desktops, servers, GroupWare, Internet technologies, and wireless technologies. The McAfee Security product group also includes distributed firewalls and virtual private network products for corporate users. McAfee Security’s services are provided by McAfee Security’s Anti-Virus Emergency Response Team (AVERT). AVERT augments McAfee Security’s product offerings by identifying new viruses and deploying anti-virus solutions to our customers. McAfee Security customers are primarily corporate customers, including customers in the managed service market (such as ASPs, and managed service providers, or MSPs).

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

      Under the terms of our licensing agreement with McAfee.com, McAfee.com’s business has historically been targeted exclusively at consumers. In March 2001, we entered into a reseller agreement with McAfee.com allowing it to expand its product offerings with McAfee.com for Business. McAfee.com for Business is a website serving the security needs for small and medium-sized businesses, delivering managed applications services that allow businesses to provide anti-virus and firewall security for their desktop PCs.

      As of March 31, 2002, we owned 36.0 million shares of McAfee.com Class B common stock, entitled to three votes per share and representing approximately 75% of McAfee.com’s outstanding common stock and 90% of its total voting power.

Results of Operations

Three Months Ended March 31, 2002 and 2001

      The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our Statements of Operations.

	Three Months
	Ended
	March 31,

	2002	2001

Net revenue:
Product	63%	59%
Services and support	37	41

Total revenue	100	100
Cost of net revenue:
Product	11	15
Services and support	7	9

Total cost of net revenue	18	24
Operating costs and expenses:
Research and development	16	26
Marketing and sales	46	65
General and administrative	12	20
Provision for doubtful accounts, net	—	(6)
Amortization of intangibles	1	10
Restructuring charge	1	—

Total operating costs and expenses	76	115

Income (loss) from operations	6	(39)
Interest and other income	3	7
Interest expense	(3)	(3)
Gain on sale of assets	3	—
Write down of strategic and other investments	—	(3)

Income (loss) before provision for income taxes and minority interest	9	(38)

Provision for (benefit from) income taxes	1	(7)

Net income (loss) before minority interest	8	(31)

Minority interest in net loss (income) of consolidated subsidiary	(1)	1

Net income (loss)	7%	(30)%

      Net Revenue. Net revenue increased 42% to $220.7 million from $155.9 million in the three months ended March 31, 2002 and 2001, respectively, including a $5.9 million increase in revenue from McAfee.com.

      The following table sets forth for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Three Months
	Ended
	March 31,

	2002	2001

Product	63%	59%
Services and support	37	41

Net revenue	100%	100%

      The following table sets forth for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Three Months
	Ended
	March 31,

	2002	2001

Subscription licenses	34%	29%
Perpetual licenses	46	23
Hardware	12	37
Retail	6	9
Royalties and other	2	2

Product revenue	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail products and royalties. Product revenue increased 50% from $92.5 million to $139.2 million in the three months ended March 31, 2001 and 2002, respectively. The increase in product revenue is attributable to the increase in new customer purchases of our anti-virus suite of products, specifically perpetual and subscription licenses. This explains the increase of perpetual and subscription license as a percentage of the total product revenue. The product revenue for the three months ended March 31, 2001 were adversely effected by our completion of the sell-through business model.

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

      The following table sets forth, for the periods indicated, each major category of our services and support as a percent of services and support revenue.

	Three Months
	Ended
	March 31,

	2002	2001

Support and maintenance	70%	67%
Consulting	11	13
Training	5	7
Hosting arrangements	14	13

Services and support revenue	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and hosting arrangements. Service revenues increased 29% from $63.4 million to $81.5 million in the three months ended March 31, 2001 and 2002, respectively. The increase in service revenue is attributable to the growth of our installed customer base and the resulting renewal of support and maintenance contracts over the past periods. In addition, we experienced growth in our Managed Service Provider (MSP) and Application Service Provider (ASP) service offerings, including those offered by McAfee.com, for the three months ended March 31, 2002.

      Our future profitability and rate of growth, if any, will be directly affected by increased price competition and an increasingly higher revenue base from which to grow. Our growth rate and net revenue depend significantly on renewals of existing orders, as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenues and operating results would be adversely affected.

      International revenue accounted for approximately 45% and 35% of net revenue for the three months ended March 31, 2002 and 2001, respectively. The increase in international revenue as a percentage of net revenue was attributable to the focus on sales execution in regions around the world.

      We have announced our intentions to increase our international revenues.* Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, risks associated with currency fluctuations and hedging, tariffs and other trade barriers, and difficulties staffing and managing international operations. Poor economic conditions in Asia, particularly Japan and Latin America have hurt our business and may impact our ability to expand international revenue. These factors may have a material adverse effect on our future international revenue.

      Cost of Net Revenue. Cost of net revenue increased 10% to $40.6 million from $37.0 million in the three months ended March 31, 2002 and 2001, respectively, including a decrease of $0.1 million from McAfee.com. As a percentage of net revenue, cost of net revenue decreased from 24% to 18% for the three months ended March 31, 2001 and 2002, respectively. The decrease is primarily due to a decrease in the cost of product revenue as a percentage of revenue, explained below.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network fault and performance products, computer platforms and other hardware components. Cost of product revenues increased 8% to $25.3 million from $23.5 million for the three months ended March 31, 2002 and 2001, respectively. The increase in the cost of net product revenue relates to the increase in product revenue to $139.2 million from $92.5 million for the three months ended March 31, 2002 and 2001, respectively. As a percentage of net product revenue, however, cost of product revenue decreased from 25% to 18% in the three months ended March 31, 2001 and 2002, respectively. The decrease in the percentage of net product revenue is due to the change in product mix of hardware and software product revenue. In the three months ended March 31, 2002, we sold more software licenses, which carries a lower cost of revenue.

      Due to new hardware-based anti-virus product introductions during the second half of 2001 and anticipated growth in our hardware-based network fault and performance products, we expect that the cost of product revenue will increase both in absolute terms and as a percentage of product revenue in future periods.*

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue increased 13% to $15.3 million from $13.5 million in the three months ended March 31, 2002 and 2001, respectively. The increase in the cost of services and support revenue was due almost exclusively to additional technical support and customer service personnel hired to meet our customers’ technical support needs. Cost of services and support revenue as a percentage of net services and support revenue was 19% and 21% in the three months ended March 31, 2002 and 2001, respectively.

      Due to new service introductions during 2001, including anti-virus hosted services, anticipated growth in hosted services by McAfee.com, increased maintenance and support orders and an increase in consulting and training services, we expect that the cost of service revenue will increase both in absolute terms and as a percentage of net revenue in future periods.*

      We have excluded the effects of stock-based compensation in our discussion of operating costs and expenses below. The size and amount of our stock-based charges will vary from period to period based on movements in our stock price, making period to period comparisons difficult and, in some cases, not meaningful. See “Stock-Based Compensation” below.

      The following sets forth for the periods indicated, our operating expenses, excluding the effects of stock-based compensation (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Research and development(1)	$34,487	$39,882
Marketing and sales(2)	102,299	100,673
General and administrative(3)	24,995	29,987
Provision for doubtful accounts	730	(9,269)
Amortization of intangibles	2,852	15,845
Restructuring charge	1,116	—

Total operating costs and expenses, excluding the effects of stock-based compensation	$166,479	$177,118

(1)	Excludes stock-based compensation charge of $118 and $91 for the three months ended March 31, 2002 and 2001, respectively.

(2)	Excludes stock-based compensation charge of $175 and $144 for the three months ended March 31, 2002 and 2001, respectively.

(3)	Excludes stock-based compensation charge of $421 and $1,421 for the three months ended March 31, 2002 and 2001, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation of approximately $118,000 and $91,000 for the three months ended March 31, 2002 and 2001, respectively, research and development expenses decreased 14% to $34.5 million from $39.9 million for the three months ended March 31, 2002 and 2001, respectively. Of the total decrease, approximately $3.8 million was attributable to cost savings as a result of the conversion of temporary personnel into full-time employees, and the balance was due to overall efficiencies achieved through a more focused product development strategy.

      As a percentage of net revenue, research and development expenses were 16% and 26% for the three months ended March 31, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 16% and 26% for the three months ended March 31, 2002 and 2001, respectively. We believe that continued investment in product and development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate that research and development expenses to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.*

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $175,000 and $144,000 for the three months ended March 31, 2002 and 2001, respectively, marketing and sales expenses increased 2% to $102.3 million from $100.7 million for the three months ended March 31, 2002 and 2001, respectively. The increase is due to additional hiring in our sales force.

      As a percentage of net revenue, marketing and sales expenses were 46% and 65% for the three months ended March 31, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, marketing and sales expenses were 46% and 65% for the three months ended March 31, 2002 and 2001, respectively. We anticipate that marketing and sales expenses to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.*

      General and Administrative. General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation of $421,000 and $1.4 million for the three months ended March 31, 2002 and 2001, respectively, general and administrative expenses decreased 17% to $25.0 million from $30.0 million for the three months ended March 31, 2002 and 2001, respectively. Of the total decrease, approximately $2.2 million was attributable to the decrease in legal fees and $1.9 million was attributable to cost savings as a result of the conversion of temporary personnel into full-time employees. The decrease was slightly offset by $1.9 million of expenses incurred by McAfee.com related to our exchange offer for all outstanding publicly held shares of McAfee.com Class A common stock.

      As a percentage of net revenue, general and administrative expenses were 12% and 20% for the three months ended March 31, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses were 11% and 19% for the three months ended March 31, 2002 and 2001, respectively. We anticipate that general and administrative expenses to increase in absolute dollars as we continue to expand our staff and incur additional infrastructure and other costs to support the anticipated growth of our business.*

      Provision for Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectability of receivables, net of recoveries of amounts previously written off. The provision for doubtful accounts was approximately $730,000 for the three months ending March 31, 2002 from a net recovery of $9.3 million for the three months ending March 31, 2001. For the three months ended March 31, 2001, the recovery related to previously reserved receivables from two distributors who were undergoing restructurings of their business operations and experiencing cash flow difficulties at the end of 2000.

      Amortization of Intangibles. We expensed $2.9 million and $15.8 million of amortization related to intangibles for the three months ending March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, amortization of intangibles relates to amortization of purchased technology and other identifiable intangible assets. For the three months ended March 31, 2001, amortization of intangibles relates to amortization of purchased goodwill as well as purchased technology and other identifiable intangible assets. The decrease in amortization for the three months ending March 31, 2002 was the result of adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization.

      Restructuring Charge. As part of the plan to integrate certain activities of the our PGP product group into our McAfee Security and Sniffer Technologies product groups and to dispose of other product lines, we sold our Gauntlet business and discontinued other product lines during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded during the first quarter of 2002. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

      The following table sets forth our restructuring accrual established in February 2002 and the activity against the accrual during the three months ended March 31, 2002 (in thousands):

		Severance and
	Other Costs	Benefits	Total

Balance, February 2002	$190	$926	$1,116
Paid out	(90)	(470)	(560)

Balance, March 31, 2002	$100	$456	$556

      The remaining balance is expected to be paid out during the second quarter of 2002.

      Interest and Other Income. Interest and other income decreased to $6.7 million from $11.0 million for the three months ending March 31, 2002 and 2001, respectively. The decrease was primarily due to lower interest yields on cash and investments.

      Interest Expense. Interest and other expense increased to $7.7 million from $4.7 million for the three months ending March 31, 2002 and 2001, respectively. Interest expense increased primarily due to the issuance in August 2001 of our 5.25% convertible subordinated notes due 2006.

      Gain on Sale of Assets and Technology. In the three months ending March 31, 2002, we recognized a $6.7 million gain on the sale of PGP Gauntlet assets and technology.

      Write Down of Strategic and Other Investments. For the three months ending March 31, 2001, we recorded an impairment charge of $5.0 million related to an other than temporary decline in the value of some of our venture and strategic investments. As of March 31, 2002, the minority venture investments we continue to hold totaled $8.5 million at estimated fair value, consisting of investments in public and private companies, amounting to $8.3 million and $200,000, respectively.

      Provision for Income Taxes. Our consolidated effective tax rate on the income for the three months ended March 31, 2002 was 8%, due to the inclusion of McAfee.com’s earnings and provision for income tax at a lower effective rate. Our income tax benefit was $10.4 million for the three months ended March 31, 2001, which was attributable to the net benefit of operating losses generated in various taxing jurisdictions.

Stock-based Compensation

      We recorded stock-based compensation charges of $0.7 million and $1.7 million in the three months ended March 31, 2002 and 2001, respectively. Stock-based compensation charges are made up of the following for the years presented (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Repriced options	$(1,144)	$314
Options issued below fair market value	1,218	—
New and existing executives	580	209
Shares purchased outside Employee Stock Purchase Plan	60	—
Warrants to outside consultants	—	530
Former executives	—	603

Total stock-based compensation	$714	$1,656

      Repriced options. During the three months ended March 31, 2002, we incurred negative charges of approximately $1.9 million related to options subject to variable plan accounting. During the three months ended March 31, 2001, we did not incur a charge of related to options subject to variable plan accounting. For the three months ended March 31, 2002 and 2001, our stock compensation charges related to options subject to variable plan accounting were based on quarter end per share prices of our stock of $24.20 and $8.25, respectively, and per share prices of McAfee.com stock of $16.47 and $5.95, respectively. As of March 31, 2002, we and McAfee.com had options to purchase approximately 1.3 million shares and 0.2 million shares, respectively, which were outstanding and subject to variable plan accounting.

      We also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $0.8 million and $0.3 million was expensed during the three months ended March 31, 2002 and 2001, respectively.

      Options issued below fair market value. During the three months ending March 31, 2002, we recorded a one-time stock compensation charge of $1.2 million for stock options granted below fair market value. This charge relates to options granted in prior periods, which were identified in the first quarter of 2002 as having been granted below market value. The amount was determined to be immaterial for the periods when the grants were made and for the current period. The related charge is being recorded in the first quarter of 2002.

      New and existing executives. On January 3, 2001, we entered into an employment agreement with George Samenuk to become our chief executive officer and president. In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. During the three months ended March 31, 2002 and 2001, we recorded approximately $396,000 and $209,000, respectively, related to stock compensation associated with Mr. Samenuk’s restricted stock.

      On January 15, 2002, our board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk, our chairman and chief executive officer. The price of the underlying shares is $0.01 per share. The shares will vest and our right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on January 15, 2002. During the three months ended March 31, 2002, we recorded approximately $184,000 related to stock compensation associated with Mr. Samenuk’s restricted stock.

      Shares purchased outside Employee Stock Purchase Plan. On January 31, 2002, we experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although we reduced the number of shares available for purchase by plan participants by a pro rata amount, additional shares were required to be purchased outside of the plan. As a result, we recorded a one-time stock compensation charge of approximately $60,000 in the three months ending March 31, 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the exercise price.

      Warrants to outside consultants. In January 2001, upon completion of the search for our current chief executive officer, we issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $530,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; contractual life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair market value of the warrants was included as stock compensation during the three months ended March 31, 2001 and included in general and administrative expenses in the accompanying statement of operations.

      Former executives. In January 2001, our board of directors appointed our current chief executive officer. Effective January 2001, our former chief executive officer, former chief financial officer, and former president and chief operating officer, became special advisors. Options held by these individuals continued to vest during 2001 while they each served their one-year terms as special advisors. As a result, we recorded a one-time stock compensation charge of approximately $603,000 during the three months ended March 31, 2001.

Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or

(b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” During the quarter ended March 31, 2002, we adopted EITF 01-09. As a result, we reclassed a total charge of $14.7 million from sale and marketing expense to revenue for the first quarter of 2001.

      In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. During the quarter ended March 31, 2002, we adopted EITF 01-14. As a result, we reclassed a total amount of $0.3 million from cost of revenue to revenue for the first quarter of 2001.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. We are currently assessing the impact of SFAS 144 on its operating results and financial condition. We are required to adopt SFAS 144 no later than the first quarter of fiscal 2003.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. We are currently assessing the impact of SFAS 145 on our financial statements.

Liquidity and Capital Resources

      At March 31, 2002, we had $688.6 million in cash and cash equivalents and $389.6 million in marketable securities, for a combined total of $1,078.2 million.

      Net cash provided by operating activities was $54.1 million and $6.9 million in the three months ended March 31, 2002 and 2001, respectively.

      Net cash provided by operating activities in the three months ended March 31, 2002 resulted primarily from net income before non-cash charges and minority interest. Non-cash charges include depreciation, amortization, interest expense on convertible notes and a decrease in our deferred tax balance, offset by the gain on sale of assets and technology. After excluding the effects of non-cash charges and minority interest, our net income was approximately $28.0 million for the three months ended March 31, 2002. Additional cash was generated from a decrease of $48.5 million in our accounts receivable balance. This cash increase was slightly offset by a decrease in our accounts payable and accrued liabilities of $22.7 million and deferred revenue of $8.5 million during the three months ended March 31, 2002.

      Net cash provided by operating activities in the three months ended March 31, 2001 resulted primarily from collections of accounts receivable and an increase in our deferred revenue. These cash inflows were partially offset by a net loss before non-cash charges, payments made on accounts payable and other accrued liabilities, and an increase in deferred tax balance.

      Net cash provided by (used in) investing activities was $(66.1) million and $67.4 million in the three months ended March 31, 2002 and 2001, respectively, reflecting transactions in marketable securities and additions to fixed assets. In the three months ended March 31, 2002, the activity in the portfolio of our investment in marketable securities had a net cash usage of $58.7 million. Additional cash was used by our purchases of fixed assets of $7.4 million. In the three months ended March 31, 2001, the activity in the portfolio of our investment in marketable securities generated net cash proceeds of $76.1 million. These proceeds were offset by our purchase of fixed assets of $8.8 million.

      Net cash provided by financing activities in the three months ended March 31, 2002 amounted to $88.3 million, consisting of the issuance of common stock under our stock option plan and employee stock purchase plan. In the three months ended March 31, 2001, we settled all outstanding put options for a payment of approximately $53.8 million. The repurchases of our common stock were slightly offset by proceeds associated with the exercise of our stock options and employee stock purchase plan.

      During the three months ended March 31, 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

      In February 2003, we may be required to use a significant portion of our cash balances to redeem outstanding zero coupon convertible subordinated debentures.* Assuming that as of February, 13, 2003, all zero coupon debentures outstanding as of March 31, 2002 are redeemed, the aggregate redemption price would equal approximately $246.5 million. If and when appropriate opportunities present themselves, we may use a portion of our cash balances to buy back outstanding debentures prior to their maturity.*

      We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.*

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

      Our market risks at March 31, 2002 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission, except for the collar financial instrument used as a hedge of Secure Computing available for sale securities under SFAS No. 133. See also Note 3, “Gain on Sale of Assets and Technology,” in the Notes to Condensed Consolidated Financial Statements of Part I and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

Our Financial Results Will Likely Fluctuate.

      We were not profitable in 2001, 2000 and 1999. In 2001, we had a net loss of $100.7 million compared to a net loss of $102.7 million in 2000 and a net loss of $159.9 million in 1999. For the three months ended March 31, 2002 and 2001, we had net income of $15.8 million on net revenue of $220.7 million and net loss of $47.4 million on net revenue of $155.9 million, respectively.

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

Operational Factors.

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from quarter to quarter include:

•	volume, size and timing of new licenses and renewals of existing licenses;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and whether those products are sold directly by us or indirectly through distributors and whether, in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	costs or charges related to our acquisitions or dispositions, including our recent disposition of the Gauntlet firewall and PGP desktop and wireless encryption product lines;

•	the components of our revenue that are deferred, particularly that portion attributable to our ASP/MSP subscription model; and

•	stock-based compensation charges and costs related to extraordinary events, including litigation and any reductions in force.

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

We Face Risk Related To The Pending Formal SEC Investigation And Our Anticipated Accounting Restatement.

      On March 22, 2002, the Securities and Exchange Commission notified us that it has commenced a “Formal Order of Private Investigation” into our accounting practices. We believe this inquiry is focused on our accounting practice during the 2000 fiscal year, but the SEC may look at other periods. The SEC inquiry may result in a diversion of management’s attention and resources and may contribute to current and future stock price volatility.

      On April 25, 2002, we announced the discovery of accounting inaccuracies in the 1999 and 2000 financial statements requiring the restatement of these financials. We also announced the commencement of an investigation under the direction of the Audit Committee of our Board of Directors to determine the scope and magnitude of these inaccuracies. The investigation is ongoing and the full extent of the restatement and all covered periods have yet to be conclusively determined. In light of the anticipated restatement, we withdrew our exchange offer to acquire the Class A common stock of McAfee.com Corporation. There are a number of risks associated with the announced restatement of our prior period financial statements, including:

•	The financial statements for 1999 and 2000 are inaccurate and investors should not rely upon these financial statements until the restatements of these periods are completed;

•	Our investigation is ongoing and more periods may require restatement than we originally anticipated;

•	The restatement of our prior financial statements may cause the diversion of our management’s and accounting staff’s attention and resources and may require significant expenses for professional services necessary to complete the restatement;

•	Until the completion of the restatement of prior financial statements and the resolution of the SEC inquiry, our ability to issue common stock in connection with acquisition transactions may be limited.

      In addition to the foregoing, the restatement of prior financial statements may lead to new litigation, may expand the claims and the class period in pending litigation, and may increase the cost of defending or resolving current litigation. We are aware that the plaintiffs in the securities class action pending against us and our former officers have announced that they intend to file an amended complaint for federal securities claims related to the accounting inaccuracies and intend to expand the class period relating to such claims.

      The filing of restated financial statements to correct the discovered accounting inaccuracies will not necessarily resolve the pending SEC inquiry into our accounting practices. The resolution of the SEC inquiry into our prior accounting practices could require the filing of additional restatements of our prior financial statements or require that we take other actions not presently contemplated.

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

We Have Recently Experienced Significant Changes In Senior Management And Plan To Add New Members Of Senior Management.

      Many members of our senior management have only been added in the last year, and we intend to continue to add new members to senior management. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers. It may take significant time to locate, retain and integrate qualified management personnel.

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

We Face Risks Related To Our International Operations.

      For the three months ended March 31, 2002 and 2001, net revenue from international sales represented approximately 45% and 35%, respectively, of our net revenue. We intend to focus on international growth and expect international revenue to account for a significant percentage of our net revenue. Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of the reorganization of our international sales forces by regions;

•	the need to train and integrate recently hired senior personnel in Asia-Pacific, Europe and Latin America;

•	uncertainties relative to regional economic circumstances, including the continued economic weakness in Asia and economic weakness in Latin America and pricing pressures associated with weak economic conditions in these regions;

•	currency fluctuations and risks related to hedging strategies;

•	political instability in emerging markets;

•	tariffs, trade barriers and export restrictions; and

•	a high incidence of software piracy in some countries.

We Depend On Revenue From Our Flagship Anti-Virus And Sniffer Technologies Products.

      We have historically derived a majority of our net revenues from our flagship McAfee Security anti-virus software products and Sniffer Technologies network fault and performance management products. These products are expected to continue to account for a significant portion of our net revenues for the foreseeable future. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in our pricing model, a maturation in the markets for these products or other risks described in this document.

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

We Face A Number Of Risks Related To Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 37% to 42% of our net revenue in any quarter. Our largest distributor, Ingram Micro, accounted for approximately 27% and 24% of net revenue during the three months ended March 31, 2002 and 2001, respectively.

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

Payment Difficulties.

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $10.2 million at March 31, 2002; $8.4 million at December 31, 2001; and $15.3 million at December 31, 2000. In 1999, one of our large European distributors, CHS, entered bankruptcy requiring us to record a related accounts receivable write-off of approximately $28.7 million. Also in 1999, Pinacor, a U.S. distributor, entered bankruptcy requiring us to record a related accounts receivable write-off of approximately $6.0 million. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectable accounts could exceed our current or future allowances.

We Expect Significant Stock-Based Compensation Charges.

      We expect to incur stock-based compensation charges related to employee options repriced in April 1999. The size of these charges could be significant depending on movements in the market value of our common stock and, in some cases, the market value of McAfee.com common stock. On March 28, 2002, the market value of our common stock and McAfee.com’s common stock was $24.20 and $16.47, respectively. Subject to a number of assumptions and limitations, including the timing and number of option exercises, for each $1.00 increase in the price of our common stock or McAfee.com’s common stock, at June 30, 2002 we could expect a stock-based compensation charge of approximately $1.3 million and $0.2 million, respectively. We may also incur additional stock-based compensation charges related to executive compensation arrangements.

We Face The Risk Of Future Non-Recurring Charges In The Event Of Impairment And Will Experience Significant Amortization Charges Related To Purchased Technology.

      We adopted SFAS 142 beginning in 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles, and we must evaluate our intangible assets, including goodwill and purchased technology, at least annually for impairment. We expect to complete the initial impairment review during the second quarter of 2002. For the three months ended March 31, 2002 and 2001, our amortization charge for purchased technology and other intangibles was $2.9 million and $3.5 million, respectively. If we determine that these items are impaired, we will be required to take a related non-recurring charge to earnings.

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

      Assuming that as of February 13, 2003, all zero coupon debentures outstanding as of March 31, 2002 are redeemed, the aggregate redemption price would equal approximately $246.5 million. As of March 31, 2002, our aggregate cash, cash equivalents and marketable securities were approximately $1,078.2 million.

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

We Face Risks Related To The Organization Of Our U.S. Professional Services Organization And Sales Efforts By Product Groups.

      Our U.S. sales force and related professional service organization are organized by product group: McAfee Security, Sniffer Technologies and Magic Solutions. Risks related to this structure include:

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

Investments.

      We have made a number of venture and minority investments in private and publicly-traded companies with complementary products, services and technologies. As of March 31, 2002, the minority venture investments we continue to hold totaled approximately $8.5 million consisting of investments in public and private companies, amounting to approximately $8.3 million and $200,000, respectively. During 2001, we recorded a $20.6 million impairment charge in connection with these investments. We may make additional strategic investments.

We Could Experience Customer And Market Confusion Due To Similarities In The Names Used By Our Different Product Groups And Subsidiaries.

      Network Associates, our product groups and our subsidiaries, often have similar and potentially confusing names, products and Web addresses. For example, our online consumer anti-virus products are sold by our publicly traded McAfee.com subsidiary, our retail and large corporate anti-virus products are sold by our retail division, which is called McAfee Retail, and our hosted anti-virus products are marketed and sold by our McAfee Security product group. Customers of our McAfee Security product group are frequently confused by the need to access information regarding our products and services at www.mcafeeb2b.com. The web address www.mcafee.com is utilized by our publicly traded subsidiary McAfee.com.

We Face Risks Related To Our Application Service Provider Strategy.

      Customers of our ASP or hosted products and services essentially “rent” the use of our software. For example, McAfee Security ASaP offers hosted services to corporate customers and McAfee.com is dedicated to updating, upgrading and managing PCs over the Internet for consumers and small to medium-sized businesses. This web-based model is a relatively new concept, and our ASP products and services may fail to maintain or increase market acceptance. The growth, market acceptance and ultimate profitability of our ASP services is highly uncertain and subject to a number of factors, including:

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

Our Hardware Based Products Face Manufacturing, Supply, Inventory, Licensing And Obsolescence Risks.

Third-Party Manufacturing.

      We rely on a small number of third parties to manufacture some of our hardware-based Sniffer Technologies and E-ppliance products. We expect the number of our hardware-based products and our reliance on third-party manufacturers to increase as software-only network security and management solutions become less viable. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of our third party manufacturers cannot or will not manufacture our products in required volumes, on a cost-effective basis, in a timely manner, or at all, we will have to secure additional manufacturing capacity. Even if this additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments. The unexpected loss of any of our manufacturers would be disruptive to our business.

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

      If we acquire a portion of software included in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties as to the origin and ownership of any software being acquired. Similarly, exposure to infringement claims increases if we employ or hire software engineers previously employed by competitors, notwithstanding measures taken by us or our competitors to protect our competitors’ intellectual property.

Pending Or Future Litigation Could Have A Material Adverse Impact On Our Results Of Operation And Financial Condition.

      In addition to intellectual property litigation, from time to time, we have been subject to litigation. Where we can make a reasonable estimate of the liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources. A putative securities class action is currently pending against us, our directors and our former officers. The plaintiffs allege that we and the other defendants improperly engaged in a course of conduct by which we improperly accounted for revenue from our software license sales and that, as a result, certain of our financial statements were false and misleading and not in compliance with generally accepted accounting principles. The plaintiffs in this action have announced that they intend to file an amended complaint for federal securities claims related to accounting inaccuracies we announced, and intend to expand the class period relating to such claims.

      On March 26, 2002, we announced that the staff of the Securities and Exchange Commission has commenced a “Formal Order of Private Investigation.” We believe that the SEC inquiry is focused on our accounting practices during the 2000 fiscal year, but the SEC may look at other periods. The SEC inquiry may result in a diversion of management’s attention and resources and may contribute to current and future stock price volatility.

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

Our Stock Price Has Been Volatile And Is Likely To Remain Volatile.

      During the three months ended March 31, 2002, our stock price was highly volatile ranging from a per-share high of $30.26 to a low of $22.23 and during the year ended December 31, 2001 our stock price ranged from a per-share high of $27.27 to a low of $4.19. Announcements, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. Securities class action litigation has been instituted following previous periods of volatility. A number of putative class actions were brought against our former officers, directors and us. This litigation, and any other litigation, could result in substantial costs and a diversion of management’s attention and resources.

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

Our Charter Documents and Delaware Law

      Pursuant to our charter, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

NETWORKS ASSOCIATES, INC.

FORM 10-Q, March 31, 2002

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

Item 4.     Submission of Matters to a Vote of Security Holders:

      None.

Item 5.     Other Information:

      The Company has revised its Insider Trading Policy to allow directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of March 31, 2002, George Samenuk, the Company’s Chairman and Chief Executive Officer, Stephen C. Richards, the Company’s Chief Operating Officer and Chief Financial Officer, Vernon Gene Hodges, the Company’s President, Kent H. Roberts, the Company’s Executive Vice President and General Counsel, and Bakulesh Mehta, the President of the Company’s Sniffer Technologies product group adopted Rule 10b5-1 trading plans. The Company believes that additional directors, officers and employees may establish such programs. In the quarter ended March 31, 2002, all trades in the Company’s stock made by officers who have adopted Rule 10b5-1 trading plans were made pursuant to the terms of such plans.

Item 6.     Exhibits and Reports on Form 8-K:

      (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

      (b) Form 8-K. On March 18, 2002, the Company filed a report on Form 8-K announcing the plans to make an offer to the stockholders of McAfee.com Corporation to exchange their shares of Class A common stock of McAfee.com Corporation for shares of Network Associates common stock. On March 26, 2002, the Company filed a report on Form 8-K announcing that the Company was notified by the Securities and Exchange Commission of the commencement of a “Formal Order of Private Investigation.” The Company also announced the postponement of its proposed exchange for McAfee.com shares which was subsequently withdrawn.

NETWORKS ASSOCIATES, INC.

FORM 10-Q, March 31, 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS
Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

Date: May 15, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(16)
2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(17)
3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	Restated Bylaws of the Registrant.(23)
3.3	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(18)
4.1	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(24)
4.3	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(24)
10.1	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)

Exhibit
Number		Description

10.4		Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.5		Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(12)
10.6*		1997 Stock Incentive Plan, as Amended.(11)
10.7*		Stock Option Plan for Outside Directors.(13)
10.8*		2000 Nonstatutory Stock Option Plan.(21)
10.9*		Change in control agreement between the Registrant and Peter Watkins dated May 11, 1999.(19)
10.10	*	Change in control agreement between the Registrant and William L. Larson dated May 11, 1999.(19)
10.11	*	Change in control agreement between the Registrant and Prabhat K. Goyal dated May 11, 1999.(19)
10.12	*	Change in control agreement between the Registrant and Zachary Nelson, dated May 11, 1999.(19)
10.13		Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.14		Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999.(20)
10.15		Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of July 20, 1999.(20)
10.16		Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.17		Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.18		Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999.(20)
10.19		Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of August 20, 1999.(20)
10.20	*	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.21	*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(26)
10.22	*	Agreement between the Registrant and William Larson, dated January 2, 2001.(21)
10.23		Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001.(21)
10.24	*	Agreement between the Registrant and Peter Watkins, dated December 26, 2000.(21)
10.25	*	Agreement between the Registrant and Zachary Nelson, dated January 1, 2001.(22)
10.26	*	Reseller agreements between the Registrant and McAfee.com, dated March 31, 2001.(22)
10.27	*	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(22)
10.28		1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(25)
10.29		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(25)
10.30		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(25)
10.31		Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(25)
10.32		Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(25)

Exhibit
Number		Description

10.33		Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(25)
10.34		Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.35		Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.36		Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.37		Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.38		Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.39		Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.40		Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.41		Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.42		Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(25)
10.43		Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(25)
10.44		Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(25)
10.45		Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(25)
10.46	*	Employment Agreement between Bakulesh A. Mehta and the Registrant, dated October 9, 2001.(26)
10.47	*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(26)
10.48	*	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001.(26)
10.49	*	Employment Contract between Michele Fitzpatrick and the Registrant, dated September 26, 2001.(26)
10.50	*	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(26)
12.1		Calculation of Ratio of Earnings to Fixed Charges

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(12)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.

(13)	Incorporated by reference from the Registrant’s Registration Statement filed on Form S-8 filed with the Commission on December 2, 1997.

(14)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(15)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(16)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(17)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(18)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(20)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(21)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(22)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(23)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 6, 2001.

(24)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(25)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(26)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.