Form 10-K/A
period 2000-12-31
NETWORKS ASSOCIATES INC/
filed 2002-06-28
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

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

3965 Freedom Circle

Santa Clara, California 95054
(408) 988-3832
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/ A or any amendment to this Form 10-K/ A.    ☐

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 2000 was approximately $559,277,366. The number of shares outstanding of the issuer’s common stock as of December 31, 2000 was 138,089,775.

EXPLANATORY NOTE:

     THIS 10-K/ A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 6, 7, 8 AND 14 TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K. ALL INFORMATION IN THIS FORM 10-K/A IS AS OF DECEMBER 31, 2000 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

DOCUMENTS INCORPORATED BY REFERENCE:

     Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2001.

PART I

Item 1.     Business

General

      This 10-K/A is being filed for the purpose of amending and restating Items 1, 6, 7, 8 and 14 to reflect the restatement of our Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998 and reclassification in our statements of operations for these years to reflect the retroactive adoption of a new accounting principle. We have made no further changes to the previously filed Form 10-K. All information in this Form 10-K/A is as of December 31, 2000 and does not reflect any subsequent information or events other than the restatement.

      Some of the statements contained in this Annual Report on Form 10-K/A are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K/A that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this Report on Form 10-K/A are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assumes responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 13 in this document.

      Networks Associates, Inc. was formed in December 1997, by the combination of McAfee Associates, Inc. and Network General Corporation. Following the combination, McAfee changed its legal name to Networks Associates, Inc. Since then, we have acquired over 10 companies and in 1999 we publicly sold Class A common stock of one of our subsidiaries as part of that subsidiary’s initial public offering.

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

      In recent years, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, we strengthened our anti-virus lineup by adding complementary products in the firewall, intrusion protection, encryption, and virtual private networking categories. On the network management side, we built upon our Sniffer line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product lines. In order to more effectively market our products, we have combined complementary products into separate product groups, as follows:

•	McAfee, which primarily markets the McAfee Active Virus Defense (AVD) product group;

•	Sniffer Technologies, which primarily markets the Sniffer Total Network Visibility (TNV) product group;

•	PGP Security, which primarily markets the PGP Total Network Security (TNS) product group; and

•	Magic Solutions, which primarily markets the Magic Total Support Desk (TSD) product group.

      The four product groups represent our infrastructure segment. The reorganization around our product groups is designed to allow us to, among other things, react faster to customers’ changing needs and better specialize our sales force so they know our products and their markets in greater depth. In addition, although specialization between security (anti-virus and security product lines) and manageability (availability and service desk product lines) previously existed, with the reorganization we seek to better differentiate anti-virus from security and availability from service desk.

      For the year ended December 31, 2000, our infrastructure segment accounted for approximately $643.1 million in net revenue and a net loss of approximately $71.6 million.

      In addition to our product groups, we also have two subsidiaries that are applications service providers, or ASPs. McAfee.com, our publicly traded subsidiary, is a consumer applications service provider. myCIO.com, a wholly owned subsidiary, is an infrastructure ASP targeted at business users.

      For the year ended December 31, 2000, McAfee.com accounted for approximately $46.9 million in net revenue and a net loss of $27.5 million. For the year ended December 31, 2000, myCIO.com accounted for approximately $7.7 million in net revenue and a net loss of $24.9 million.

McAfee

      McAfee’s products and services provide solutions designed to enforce anti-virus policies and measure the performance of anti-virus activities. The McAfee product group consists of products and services that provide multi-layer anti-virus protection, management and reporting for desktops, servers, GroupWare, internet technologies, and wireless technologies. McAfee’s anti-virus protection products include VirusScan for desktop protection, NetShield for file server protection, GroupShield for GroupWare protection, WebShield for internet gateway protection, and VirusScan Wireless for wireless technology protection. McAfee’s anti-virus management and reporting products include Anti-Virus Informant and ePolicy Orchestrator, an anti-virus management and reporting tool designed specifically for the internet. McAfee’s services are provided by McAfee’s Anti-Virus Emergency Response Team (AVERT). AVERT augments McAfee’s product offerings by identifying new viruses and deploying anti-virus solutions to our customers. McAfee customers are primarily corporate customers, including customers in the managed service market (includes Application Service Providers, ASPs, and Managed Service Providers, MSPs.)

Sniffer Technologies

      Sniffer Technologies’ products and services provide customers with network and application management solutions designed to maximize network availability and performance. Sniffer Technologies’ products capture data, monitor network traffic and collect key network statistics for small networks as well as optimizing network and application performance and increasing network reliability by uncovering and analyzing network problems and recommending solutions to such problems, automatically and in real-time for mid-level and high-speed networks. In addition, Sniffer Technologies’ products proactively monitor and diagnose network and application-level problems on complex, multi-segment networks from centralized locations as well as troubleshooting high-speed telecommunications and Internet service provider networks. The Sniffer Technologies product group consists of the Sniffer Portable Analysis Line, the Sniffer Distributed Analysis Line, the Sniffer Reporter Line and Sniffer Pro for Packet over SONET. Sniffer Technologies’ service offerings consist primarily of network and application management education and consulting services. Sniffer Technologies’ customers are primarily corporate customers, including customers in the managed service market (MSPs and ASPs.)

PGP Security

      PGP Security’s products help organizations worldwide secure their networks using firewall, encryption, intrusion detection, risk assessment and Virtual Private Network (VPN) technologies. PGP Security’s products include E-Business Server, Gauntlet Firewall, CyberCop Scanner and e-ppliance. E-Business Server provides an encryption and data authentication solution designed to protect the integrity and security of the customers’ data using self-decrypting archives for a wide range of server platforms and integrates with our customers’ existing network architectures. Gauntlet Firewall delivers integrated anti-virus protection, a built-in standards-based VPN server, and spam and content filtering to assure broad protection. CyberCop Scanning tools deliver risk assessment solutions that continually scan networks for weak spots, enabling network administrators to prevent security breaches before they occur. PGP’s e-ppliance, a web-based configuration tool, deploys the latest firewall technologies and continually administers anti-virus protection. PGP Security’s security consulting and support services are provided by its COVERT Labs which identifies and works to resolve serious customer vulnerabilities before attackers are able to exploit them. PGP Security’s customers include individuals, government agencies, financial institutions, and corporations, including e-businesses.

Magic Solutions

      Magic Solutions’ products provide customers with a set of tools to manage their customer support and problem management needs. Magic Solutions’ product group consists of products that promote information sharing, facilitate workflow, and improve service delivery. Magic Solutions’ products include the Magic Total Service Desk Suite, a 100% browser based service desk and problem management solution. The Magic Total Service Desk Suite includes customization features (Database, User Interface and Business Rules). In addition, Magic Solutions’ stand-alone products include Magic HelpDesk, SelfServiceDesk, Remote Desktop and Event Management. Magic Solutions’ customers are primarily corporations.

McAfee.com

      Effective January 1, 1999, we contributed our consumer e-commerce business to our then wholly owned subsidiary, McAfee.com. In December 1999, McAfee.com completed its initial public offering in which it sold to the public approximately 7.2 million shares of its Class A common stock, entitled to one vote per share. As of December 31, 2000, we owned 36,000,000 shares of McAfee.com Class B common stock, entitled to three votes per share and representing approximately 81% of McAfee.com’s outstanding common stock and 93% of its total voting power.

      McAfee.com’s products and services provide customers with an on-line systems security solution. McAfee.com is a security Application Service Provider (ASP) that delivers security applications software and related services through an Internet browser. The McAfee.com applications allow consumers to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software patches and upgrades. The McAfee.com web site provides the online products and services personalized for consumers based on their PC configurations, software and attached peripherals. McAfee.com’s offerings include McAfee Clinic to scan their PC’s for viruses, protect their data, clean and optimize their hard drives and update applications and operating systems. Additionally, McAfee.com offers customers access to McAfee.com Personal Firewall, McAfee.com Wireless Security Center and McAfee.com Internet Privacy Service.

      In November 2000, McAfee.com expanded its home page and offerings to include, on a preview basis, its .NET initiative, a managed application service for small to medium sized businesses. Services available to these businesses on a preview basis through April 2001, include:

•	Security.NET — up-to-date anti-virus and firewall security at work, home, and on the road — all via the Internet;

•	HelpDesk.NET — self-help tutorials, file management, and PC maintenance services on a 24x7 basis;

•	Productivity.NET — anytime, anyplace computing with Microsoft Office compatible applications.

      In addition, McAfee.com has developed strategic relationships with original equipment manufacturers and suppliers and other software companies, to incorporate McAfee.com technology into hardware and other software applications. McAfee.com’s customers include individuals and corporations.

      Our existing license agreement with McAfee.com currently restricts McAfee.com’s business to offering products and services incorporating our technology to consumers over the Internet. However, we are in the process of negotiating arrangements which would allow McAfee.com to offer its .NET initiative to small to medium sized businesses over the Internet. We may not reach agreement to terms acceptable to both parties or at all.

Mycio.com

      In January 2000, we launched myCIO.com, a wholly owned subsidiary, as an infrastructure ASP targeted at business users. myCIO.com delivers managed security services hosted on our servers, or certain intermediaries’ servers, to businesses via the Internet or to OEMs. myCIO.com’s services are designed to be simple and cost-effective as well as more rapidly deployable than if the customer were to internally install network security applications. myCIO.com’s services include Virus Scan ASaP, CyberCop ASaP, Firewall ASaP, VirusScreen ASaP and VPN ASaP.

      In February 2001, we announced our plan to reintegrate myCIO.com’s operations with our own, while continuing to offer myCIO.com’s products and services as key offerings. Going forward, myCIO.com will no longer constitute a separate business segment.

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

•	PrimeSupport KnowledgeCenter — Consists of a searchable, intelligent knowledge base of technical solutions and links to a variety of technical documents such as product FAQ’s and technical notes. The KnowledgeCenter also allows users to submit questions by email if their answer is not found in the KnowledgeCenter’s technical resources.

•	PrimeSupport Connect — Provides toll-free telephone access to technical support during regular business hours and access to the online KnowledgeCenter.

•	PrimeSupport Priority — Provides support for critical operations with priority, unlimited, toll-free telephone access to technical support 24 hours a day, 7 days a week and access to the online KnowledgeCenter.

•	PrimeSupport Enterprise — Offers proactive, personalized service for the most business critical operations and includes an assigned technical support engineer from our elite Enterprise support team; proactive support contact (telephone or email) with customer-defined frequency; and election of five designated customer contacts, and access to the online KnowledgeCenter.

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

Hosted Applications Subscription Model

      For our ASP or hosted products and services customers who “rent versus buy” the software, McAfee.com and myCIO.com have a related subscription model. Paid McAfee Clinic and myCIO.com subscribers receive a time-based subscription to the service. Because our ASP services are “version-less,” or self updating, customers using our hosted services are assured of using the most recent version of the software application, eliminating the need for purchase product updates or upgrades.

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

International Sales

      We have sales and support operations in Europe, Asia, South America and Australia. In 2000, international revenues accounted for approximately 38% of our net revenues. We expect that international revenues will continue to account for a significant percentage of net revenues.

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

      Independent software distributors who currently market our products include Ingram Micro, Merisel America, and Tech Data. These distributors stock our products in inventory for redistribution primarily to large retailers, value added resellers, or VARs, and mail order companies. Through our authorized distributors, we sell our retail packaged products to several of the larger computer and software retailers in the United States, including Comp USA, Fry’s, Staples, Best Buy, Office Max and Office Depot. Several members of our channel sales force work closely with our major reseller and distributor accounts to manage orders, inventory levels, promotions and selling activities.

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

Customers

      We primarily market our products to large corporate and government customers directly through our direct sales organization and indirectly through resellers and distributors. In terms of number of products available for sale, a majority of our products are distributed indirectly through resellers and distributors. In the U.S., substantially all our indirect sales are through four major distributors. In Europe, substantially all indirect sales are made through five major distributors. During 2000, one customer, Ingram Micro, accounted for approximately 21% of our net revenue. See Note 15 of Notes to Consolidated Financial Statements for major customer information.

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

      Excluding stock-based compensation charges, we expended $171.1 million, $148.2 million and $135.5 million in the years ended December 31, 2000, 1999, and 1998, respectively, on research and development.

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

      License Agreement: Under the terms of this agreement:

      Licensed Technology. Network Associates and McAfee.com granted to each other limited rights to each others’ patents, copyrights, trademarks and trade secrets for use in defined markets. Network Associates has worldwide, non-exclusive rights to McAfee.com’s patents and exclusive rights to use copyrights, trademarks and trade secrets to deliver products and services to enterprise customers and individual consumers by any means other than the Internet. Under the agreement, McAfee.com is granted worldwide, non-exclusive rights to Network Associates’ patents and exclusive rights to use Network Associates’ copyright, trademark and trade secret rights to create and deliver products and services directly or indirectly to individual consumers over the Internet or for Internet-based products. Each party is also permitted to create products derived from the technology licensed to it by the other. The creating party retains ownership of their newly derived products but these derived products are licensed to the other party subject to the terms of the license agreement.

      Royalty Payments. In consideration for the rights granted under the license agreement, Network Associates is required to pay McAfee.com a flat quarterly royalty of $250,000. In consideration for the rights granted by Network Associates to McAfee.com under the license agreement, McAfee.com is required to pay Network Associates a royalty on revenues recognized from product and subscription sales that include Network Associates’ technology, initially at a rate of 20% commencing on January 1, 1999, and declining 1.625% per quarter until the rate is 7% in the quarter beginning January 1, 2001, and remaining at 7% thereafter.

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

      Joint Cooperation Agreement: The joint cooperation and master services agreement with McAfee.com governs the provision of technology services among the parties. Under this agreement, the Network Associates’ anti-virus emergency response team, known as AVERT, will provide McAfee.com with research and solutions for virus events. The agreement also contains standard terms and conditions governing the provision of technology services from one party to the other under statements of work that may be negotiated from time to time. We pay McAfee.com a fee for these services in an amount equal to 10% of McAfee.com’s total quarterly technology costs plus a 10% service charge.

      Tax Sharing Agreement: Under this agreement, McAfee.com pays federal, state and local income tax liability amounts to Network Associates, determined on a pro forma basis, as if McAfee.com filed its own separate income tax returns for each year. Network Associates will not reimburse McAfee.com for McAfee.com’s or any other group member’s use of their net operating loss or other tax benefits in any consolidated or combined return. However, McAfee.com will be able, during the term of the agreement, to take into account its past and future net operating loss and other tax attributes for purposes of computing its hypothetical separate income tax return liability payment to, or refund from, Network Associates.

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

      For so long as we own at least 20% of McAfee.com’s outstanding voting power, we must vote our shares of McAfee.com’s capital stock in favor of the election of two independent directors. Additionally, if, as described below under the stockholders agreement, there is a Network Associates’ change of control which is not approved by the continuing Network Associates directors, we have agreed to vote to elect a majority of independent directors to McAfee.com’s board.

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

Our Quarterly Financial Results Will Likely Fluctuate

      Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	volume, size and timing of new licenses and renewals of existing licenses;

•	our ability to timely and accurately obtain end-user sales information and information related to inventory levels from our distributors;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell;

•	the size and timing of our non-cash stock-based charges;

•	changes in product prices by us or our competitors;

•	trends in the computer industry and general economic conditions;

•	our ability to develop, market and sell our products;

•	costs related to acquisitions of technology or businesses;

•	fluctuations in McAfee.com’s expenditure levels related to its efforts to build brand awareness and establish strategic relationships with various Internet companies;

•	fluctuations in our expenditure levels related to our efforts to expand our international sales organization;

•	our investment experience related to our strategic minority equity investments;

•	the percentage of our revenue, particularly that portion attributable to our ASP subscription model, that is deferred;

•	the effectiveness of our channel strategy and our mix of direct and indirect revenues;

•	pressure on employee wages as competition for skilled employees increases; and

•	costs related to extraordinary events including litigation, acquisitions or any reductions in forces.

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

      In December 2000, in light of the business decision by some of our distributors, including our largest distributor, to reduce inventory levels and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model. Subject to certain limitations, we agreed to accept requests from certain distributors to return inventory over and above permitted contractual levels. Under our new business model we will enter into amended distribution arrangements under which we will permit our distributors to purchase software licenses at the same time they fill customer orders and to pay for hardware and retail products only when these products are resold to the distributors’ customers. In addition, we will permit our distributors to make hardware and retail product returns at any time prior to the time they sell these products to their customers. This right of return will be unconditional. After sale by the distributor to its customer, there will be no right of return from the distributor to us with respect to such product, unless we approve the return from the final customer to the distributor. Accordingly, due to this change in business practice, commencing on January 1, 2001, we will recognize revenue on products when products are sold by the distributor. We expect the transition to a sell-through model will be completed in the first quarter of 2001. Among other risks in connection with this transition are the following:

•	our intermediaries may resist or be slow to adopt our new business practice;

•	to determine our business performance at any point in time or for any given period, we must timely and accurately gather sales information from our intermediaries’ information systems, at an increased cost to us; and

•	our intermediaries’ information systems may be less accurate or reliable than our internal systems.

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

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile

      During 2000, our stock price was extremely volatile and ranged from a per-share high of $36.69 to a low of $4.13. Announcements, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has often been instituted. A number of putative class actions were brought against our officers, directors and us. See Note 16, Notes to the Consolidated Financial Statements. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management’s attention and resources.

We Expect Significant Stock-Based Compensation Charges Related to Repriced Options

      In light of the decline in our stock price at the time and in an effort to retain our employee base, in April 1999, we offered to reprice options held by all employees, other than directors and executive officers. If the employee agreed not to exercise any of the repriced options for a period of twelve months, the exercise price of their eligible employee options with an exercise price in excess of $11.063 was reduced to $11.063, the closing market price on the NASDAQ on April 22, 1999. Option holders electing to have their options repriced were required to acknowledge their acceptance by April 28, 1999. As a result of the increase in price between the date on which the options were repriced, April 22, 1999, and the date on which the employees elected to reprice their option grants, April 28, 1999, we have incurred a stock-based compensation charge. In accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” the Company incurred an initial stock-based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $6.7 million was expensed in the twelve months ended December 31, 2000. This charge is fixed and will continue to be amortized through the remaining vesting period of the repriced options.

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

      We have incurred and will continue to incur variable accounting charges and credits related to our repriced options and our subsidiaries’ replacement options. The valuation of this charge has and will be based on any excess of the closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the fair value of our common stock at July 1, 2000, which was $20.375. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

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

We Face Risks Associated with Past and Future Transactions

      Our industry has experienced, and is expected to continue to experience, a significant amount of consolidation. As part of our growth strategy, we may buy or make investments in complementary companies, products and technologies. Since 1995 we have completed a large number of significant acquisitions involving both public and private companies, including:

•	CyberMedia in September 1998;

•	Dr. Solomon in August 1998;

•	Secure Networks in May 1998;

•	Magic Solutions and TIS in April 1998;

•	Network General, PGP and Helix Software in December 1997;

•	Cinco Networks in August 1997;

•	Vycor Corporation in February 1996; and

•	Saber Software in August 1995.

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

      Our corporate ASP services were historically offered through our myCIO.com subsidiary. In February 2001, we announced our plan to reintegrate myCIO.com’s operations with our own, while continuing to offer myCIO.com’s products and services as key offerings. The success of this decision is dependent on our ability to successfully:

•	retain myCIO.com’s existing customers and employees;

•	migrate myCIO.com’s experience and knowledge in the development and marketing of hosted products and services to our other product groups; and

•	coordinate future product group and McAfee.com ASP offerings so as to avoid or minimize, among other things, customer confusion, redundant development efforts and expenses.

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

We Face Risks Related to Relationship with McAfee.com

      We have entered into various inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements with McAfee.com. At December 31, 2000, we owned 36.0 million shares of McAfee.com’s Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. McAfee.com Class A common stock is entitled to one vote per share. At December 31, 2000, our McAfee.com holdings represented approximately 81% of McAfee.com’s outstanding capital stock and approximately 93% of its total voting power.

      Pursuant to our cross license agreement with McAfee.com, we have licensed all our technology to McAfee.com for use in the markets specified below and McAfee.com has licensed its technology to us for our use outside of McAfee.com’s markets. Under our license and other agreements with McAfee.com, among other things:

•	McAfee.com has the exclusive right to use the licensed technology for providing single-user consumer licenses for our products and services sold over the Internet or for Internet-based products and licensing the technology to original equipment manufacturers for sale to individual consumers;

•	we are permitted to continue to sell our consumer products through non-online channels, such as traditional retail stores, however McAfee.com’s sales of online products and services could significantly reduce sales of these products;

•	we may not offer a product incorporating third party technology if those products are competitive with products offered by McAfee.com;

•	McAfee.com is required to pay us a license fee of 7% of net revenue derived from product sales that include the licensed technology;

•	the license agreement is perpetual and may only be terminated by us if McAfee.com fails to cure a material breach of the license within 30 days after we notify it of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination;

•	we are required to indemnify McAfee.com with respect to existing litigation related to the licensed technology to which we are a party, including the litigation described in Note 16 of the Notes to the Consolidated Financial Statements;

•	generally, we are required to cause to be elected to the McAfee.com board of directors at least two independent directors, which term would exclude any serving Network Associates officer or director; and

•	if, without the prior approval of our continuing directors (being our current directors and directors approved or not objected to by our current directors), someone acquires 15% or more of our outstanding capital stock or our continuing directors cease to constitute a majority of our board (1) we are required to vote our shares of McAfee.com common stock and otherwise seek to cause to the McAfee.com board of directors to consist of at least a majority of independent directors and (2) our shares of McAfee.com Class B common stock will be entitled to only one vote per share instead of three.

We Face Risks Related to the Allocation of Opportunities with Respect to Products, Customers and Territories Among Our Product Groups and Subsidiaries

      We are continuing to focus our business on our products, our customers and geographic territories. Our product groups are primarily product focused. Our McAfee.com subsidiary sells its products and services over the Internet to consumers and businesses. Nihon Network Associates K.K. (“Network Associates Japan”) is both geographically and customer focused, selling Network Associates’ products on a generally exclusive basis in Japan and to large Japanese business customers outside of Japan and acting as McAfee.com’s reseller in Japan. Except as provided under our technology licensing agreements and arrangements, we do not currently have in place a policy to govern the pursuit or allocation of business opportunities between our subsidiaries and product groups. These and any future internal allocation of products, customers and territories could result in, among other things:

•	sales force conflict;

•	customer confusion surrounding the entity or party with whom they are expected to deal;

•	disputes over product and research and development priorities;

•	disputes over allocation of corporate resources and focus; and

•	loss of management focus due to efforts spent to resolve internal conflicts.

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

      We have divided our U.S. direct sales force among our four product groups, in part, to focus our sales force on selling specialized products. In 2001, we intend to organize our international direct sales force by our four product groups when and where local demand and sales force considerations make this action advisable. Our customers and potential customers and sales force may not respond favorably to the restructuring and our revenues, business and future financial performance could suffer materially. In addition to customer and sales related risks described above:

•	disputes may occur between our product group sales forces;

•	sales representatives may lose productivity while being retrained or while refocusing their sales efforts; and

•	sales representatives may terminate their employment with us.

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

      There has been substantial litigation regarding the intellectual property rights of technology companies. The increased issuance of software patents in recent years has led to and is likely to continue to lead to increased patent and intellectual property litigation in the software industry. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including patent infringement cases involving Hilgraeve. See Note 16, Notes to the Consolidated Financial Statements. We may also be subject to litigation in connection with our advertising and marketing programs. Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

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

Our International Operations Subject Us to Foreign Currency Fluctuations and Other Inherent Risks Related to Doing Business in Foreign Countries

      For the fiscal years ended December 31, 2000, 1999 and 1998, net revenue from international sales represented approximately 38%, 44%, and 37%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

Computer “Hackers” May Damage Our Products and Services

      Given our high profile in the security software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products. While to date, these efforts have been discovered quickly and their adverse impact has been limited, similar viruses or efforts may be created or replicated in the future. In this event, users’ computer systems could be damaged and demand for our software products may suffer as a result. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses. Given our increased use of the Internet to deliver products and services, any successful sabotage or other attack on our websites, including the McAfee.com and myCIO.com web sites, could disrupt our ability to provide products and services to customers. Recently a number of websites have been subject to denial of service attacks, where a web site is bombarded with information requests eventually causing the website to overload, which causes a delay or disruption of service. A successful sabotage of one of our affiliates’ web based businesses could result in reduced demand for our or our affiliates’ web based products and services and could have a material adverse effect on our business and our results of operation.

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

      In October 1998, our board of directors adopted a shareholders rights plan. Each right under this plan entitles the record holder to buy  1/1000 of a share of our series B participating preferred stock at an exercise price of $200.00. The rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 15% or more of our common stock) will be entitled to acquire in exchange for the $200.00 exercise price shares of our common stock or shares of any company in which we are merged having a value of $400.00. We are entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of our common stock.

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

Item 3.     Legal Proceedings

      Information with respect to this item is incorporated by reference to Note 16 of Notes to Consolidated Financial Statements included in this Form 10-K/ A.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders’ during the fourth quarter of the year ended December 31, 2000.

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

	High	Low

Year Ended December 31, 2000
First Quarter	$36.69	$23.31
Second Quarter	29.25	19.75
Third Quarter	26.25	18.19
Fourth Quarter	23.00	4.13
Year Ended December 31, 1999
First Quarter	$61.25	$28.06
Second Quarter	30.75	11.06
Third Quarter	21.63	15.56
Fourth Quarter	28.00	16.56

Dividend Policy

      We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Holders of Common Stock

      As of February 28, 2001, there were 1,161 record owners of our common stock.

Item 6.     Selected Financial Data

      You should read the following selected consolidated financial data with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K/A.

      On April 25, 2002, we announced that we had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of the Audit Committee of our Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, we announced that the Audit Committee of our Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, our statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, we announced the restatement of our December 31, 2001 and March 31, 2002 balance sheets.

      The Audit Committee’s investigation determined that in 2000, inaccurate accounting entries were made, which required restatement. These entries (a) recorded payments of approximately $12.4 million to a distributor in a balance sheet tax liability account instead of reducing Net revenue, (b) reclassified approximately $14.2 million from a tax liability account to the general and administrative and marketing and sales liability accounts, understating general and administrative and marketing and sales expenses by approximately $14.2 million, (c) recorded additions of approximately $10.0 million to sales return reserves as tax expense rather than as a reduction of Net revenue, (d) increased a tax liability account and reduced Net revenue by approximately $22.0 million, (e) adjusted the foreign currency accounts resulting in an overstatement of Net revenue and an understatement of Interest and other income of approximately $1.0 million and (f) reclassified approximately $13.9 million from marketing and sales and general and administrative expenses to Net revenue, resulting in an overstatement of marketing and sales and general and administrative expenses and Net revenue. Other entries had the effect of overstating Cost of net revenue by approximately $1.0 million, understating Operating costs and expenses by approximately $2.6 million, understating Interest and other income by approximately $1.6 million, and misclassifying amounts, totaling approximately $1.5 million, between marketing and sales and general and administrative expenses. The tax effects of these entries increased the provision for income taxes by approximately $6.6 million. In the aggregate for 2000, the adjustments for these entries and related tax effects increased previously reported net loss by $21.2 million from $102.7 million to $123.9 million, and increased previously reported basic and diluted net loss by $0.16 per share.

      The internal investigation also determined that inaccurate accounting entries, which required restatement, were also made in 1999 and 1998. In 1999, these entries (a) recorded additions of approximately $28.2 million to sales return reserves as tax expense rather than as a reduction of Net revenue and (b) reclassified approximately $1.5 million from the tax liability accounts to general and administrative expense liability accounts, understating general and administrative expenses by $1.5 million. Other entries misclassified approximately $0.5 million between marketing and sales and general and administrative expenses. The tax effects of these entries reduced the provision for income taxes by approximately $32.7 million. In the aggregate for 1999, the adjustments for these entries and related tax effects reduced previously reported net loss by $3.0 million from $159.9 million to $156.9 million, and reduced previously reported basic and diluted net loss by $0.02 per share.

      The entries made during 1998 reclassified approximately $6.2 million from the tax liability accounts to general and administrative expense liability accounts, understating general and administrative expenses by $6.2 million. The tax effects of these entries reduced the provision for income taxes by approximately $2.2 million. In the aggregate for 1998, the adjustments for these entries and related tax effects reduced previously reported net income by $4.0 million from $36.4 million to $32.4 million, and reduced previously reported basic and diluted net income by $0.03 per share.

      During the three months ended March 31, 2002, we adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Statement No. 01-09, entitled “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 requires that payments to customers or reductions in their accounts receivable for certain marketing related amounts previously classified as charges to marketing expense be recorded as reductions of revenue. Upon adoption of EITF 01-09, we are required to retroactively reclassify amounts recognized for such payments in previously issued financial statements to comply with the income statement display requirements of the consensus.

      We were unable to identify the amounts required to be reclassified under EITF 01-09 for the income statements for the years ended December 31, 1997 and 1996, as this information is unavailable. We reclassified approximately $32.7 million, $44.5 million and $28.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      The consolidated financial statements for the year ended December 31, 2000, 1999 and 1998 contained herein have been restated to incorporate all these adjustments as described in Note 3 to the Consolidated Financial Statements, the tax effects of these adjustments and the reclassifications described herein.

      We reported in our previously filed 10-K for the year ended December 31, 2000 that we had restated our financial results to incorporate the following companies acquired through pooling of interests: Anyware, CSB,

Dr. Solomon, Nordic, QA, Secure, Syscon, TIS, (all acquired in 1998) and Helix, Jade, Network General, SHBV (all acquired in 1997). In addition, results for the nine months ended September 30, 1998, and each of the years ended December 31, 1997 and 1996, have been restated from those previously reported to reflect a change in the purchase price allocation and related amortization of intangibles for acquisitions accounted for by the purchase method of accounting. Dr. Solomon had a fiscal year ended May 31. Financial statements for the periods through December 31, 1997, reflect the combination of our operating results for the years ended December 31, 1997 and 1996 and the operating results of Dr. Solomon for the years ended November 30, 1997 and 1996. Restated financial statements for the year ended December 31, 1998 reflect our operating results for the year ended December 31, 1998 and the operating results of Dr. Solomon for the thirteen months ended December 31, 1998.

	Years Ended December 31,

	2000	1999	1998	1997	1996

	(In thousands, except per share amounts)
	(As restated)	(As restated)	(As restated)
Statements of Operations Data:
Net revenue	$697,742	$610,984	$961,683	$735,692	$514,997
Income (loss) from operations	(169,192)	(167,923)	113,806	61,947	57,568
Income (loss) before income taxes and minority interest	(112,376)	(160,722)	132,007	82,813	65,419
Net income (loss)	(123,926)	(156,885)	32,434	10,639	10,711
Net income (loss) per share, basic	$(0.90)	$(1.13)	$0.24	$0.08	$0.09
Net income (loss) per share, diluted	$(0.90)	$(1.13)	$0.23	$0.08	$0.09
Shares used in per share calculation — basic	138,072	138,695	133,075	126,662	115,626
Shares used in per share calculation — diluted	138,072	138,695	138,609	132,729	125,502

	December 31,

	2000	1999	1998	1997	1996

	(As restated)	(As restated)	(As restated)
Balance Sheet Data:
Cash and cash equivalents	$275,539	$316,784	$418,899	$157,031	$165,785
Working capital	168,028	274,274	533,052	247,811	307,478
Total assets	1,391,620	1,489,797	1,536,721	805,350	613,867
Deferred revenue and taxes	186,129	163,816	205,598	129,557	91,020
Long Term Debt and other liabilities	396,868	379,267	374,132	2,353	—
Total equity	$496,458	$659,118	$718,834	$492,501	$425,671

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Years Ended December 31, 2000, 1999, and 1998, as Restated

      You should read the following discussion in conjunction with the restated audited consolidated financial statements for the years ended December 31, 1998, 1999 and 2000 and related notes of Networks Associates appearing elsewhere in this Form 10-K/ A.

      On April 25, 2002, we announced that we had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of the Audit Committee of our Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, we announced that the Audit Committee of our Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, our statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, we announced the restatement of our December 31, 2001 and March 31, 2002 balance sheets.

      The Audit Committee’s investigation determined that in 2000, inaccurate accounting entries were made, which required restatement. These entries (a) recorded payments of approximately $12.4 million to a distributor in a balance sheet tax liability account instead of reducing Net revenue, (b) reclassified approximately $14.2 million from a tax liability account to the general and administrative and marketing and sales liability accounts, understating general and administrative and marketing and sales expenses by approximately $14.2 million, (c) recorded additions of approximately $10.0 million to sales return reserves as tax expense rather than as a reduction of Net revenue, (d) increased a tax liability account and reduced Net revenue by approximately $22.0 million, (e) adjusted the foreign currency accounts resulting in an overstatement of Net revenue and an understatement of Interest and other income of approximately $1.0 million and (f) reclassified approximately $13.9 million from marketing and sales and general and administrative expenses to Net revenue, resulting in an overstatement of marketing and sales and general and administrative expenses and Net revenue. Other entries had the effect of overstating Cost of net revenue by approximately $1.0 million, understating Operating costs and expenses by approximately $2.6 million, understating Interest and other income by approximately $1.6 million, and misclassifying amounts, totaling approximately $1.5 million, between marketing and sales and general and administrative expenses. The tax effects of these entries increased the provision for income taxes by approximately $6.6 million. In the aggregate for 2000, the adjustments for these entries and related tax effects increased previously reported net loss by $21.2 million from $102.7 million to $123.9 million, and increased previously reported basic and diluted net loss by $0.16 per share.

      The internal investigation also determined that inaccurate accounting entries, which required restatement, were also made in 1999 and 1998. In 1999, these entries (a) recorded additions of approximately $28.2 million to sales return reserves as tax expense rather than as a reduction of Net revenue and (b) reclassified approximately $1.5 million from the tax liability accounts to general and administrative expense liability accounts, understating general and administrative expenses by $1.5 million. Other entries misclassified approximately $0.5 million between marketing and sales and general and administrative expenses. The tax effects of these entries reduced the provision for income taxes by approximately $32.7 million. In the aggregate for 1999, the adjustments for these entries and related tax effects reduced previously reported net loss by $3.0 million from $159.9 million to $156.9 million, and reduced previously reported basic and diluted net loss by $0.02 per share.

      The entries made during 1998 reclassified approximately $6.2 million from the tax liability accounts to general and administrative expense liability accounts, understating general and administrative expenses by $6.2 million. The tax effects of these entries reduced the provision for income taxes by approximately $2.2 million. In the aggregate for 1998, the adjustments for these entries and related tax effects reduced previously reported net income by $4.0 million from $36.4 million to $32.4 million, and reduced previously reported basic and diluted net income by $0.03 per share.

      During the three months ended March 31, 2002, we adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Statement No. 01-09, entitled “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 requires that payments to customers or reductions in their accounts receivable for certain marketing related amounts previously classified as charges to marketing expense be recorded as reductions of revenue. Upon adoption of EITF 01-09, we are required to retroactively reclassify amounts recognized for such payments in previously issued financial statements to comply with the income statement display requirements of the consensus.

      A summary of the impact of the adjustments to correct the inaccurate accounting entries, the related tax effects and the adoption of EITF 01-09 on our previously issued financial statements is presented in Note 3 to the Notes to Consolidated Financial Statements.

      The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statements of Operations.

	Years Ended December 31,

	2000	1999	1998

	(As restated	(As restated	(As restated
	and reclassified)	and reclassified)	and reclassified)
Net revenue:
Product	66%	66%	84%
Services and support	34	34	16

Total net revenue	100	100	100
Cost of net revenue:
Product	16	15	14
Services and support	6	7	4

Total cost of net revenue	22	22	18
Operating costs and expenses:
Research and development	25	25	14
Marketing and sales	54	53	28
General and administrative	14	21	9
Amortization of intangibles	9	10	5
Acquisition and other related costs	—	(3)	14

Total operating costs and expenses	102	106	70

Income (loss) from operations	(24)	(28)	12
Interest and other income	6	5	4
Interest and other expense	(3)	(3)	(2)
Gain (loss) on investments, net	4	(1)	—

Income (loss) before provision for income taxes and minority interest	(17)	(27)	14
Provision for (benefit from) income taxes	2	(1)	11

Net income (loss) before minority interest	(19)	(26)	3
Minority interest	1	—	—

Net income (loss)	(18)%	(26)%	3%

      Net Revenue. Net revenue increased 14% to $697.7 million in 2000 from $611.0 million in 1999, including a $22.4 million increase in revenue from McAfee.com. Net revenue decreased 36% to $611.0 million in 1999 from $961.7 million in 1998, including an $18.2 million increase in revenue from McAfee.com. The increase in net revenue from 1999 to 2000 is due to increases in new customer purchases and increases in customer renewals of product licenses, as well as continued acceptance of our support services. In addition, the increase also reflects positive results from our recent reorganization into four product groups, with four separate sales groups focused on selling their respective products. The overall increase in net revenue in 2000 occurred despite the adverse impact in the fourth quarter of our decision to transition to a sell-through model, which resulted in some of our distribution partners reducing their inventory levels, as described below. The decrease in net revenue from 1998 to 1999 is due to our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products.

      In December 2000, in light of the business decision by some of our distributors, including our largest distributor, to reduce inventory levels, and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model. Results reported for the quarter and year ended December 31, 2000, include a significant reduction to net revenue due to some of our distribution partners’ business decisions to reduce their inventory levels by not replenishing their inventory and requesting returns over and above their contractual rights. We expect to complete our transition to the sell-through model in the first quarter of 2001.

      Product revenue includes revenue from product licenses and hardware. Product revenue increased 14% to $458.0 million in 2000 from $401.4 million in 1999. Product revenue decreased 50% to $401.4 million in 1999 from $803.0 million in 1998. The increase in product revenue from 1999 to 2000 is due to increases in new customer purchases and positive results from our recent reorganization into four product groups, with four separate sales groups focused on selling their respective products.

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

      International revenue accounted for approximately 38%, 44%, and 37%, of net revenue for 2000, 1999, and 1998, respectively. The decrease in international net revenue as a percentage of net revenue from 1999 to 2000 was due to under performance in sales operations, changes in sales management, a slow down due to softening market conditions, and continued weakness of the Euro. To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international license revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

      Cost of Net Revenue. Cost of net revenue increased 19% to $155.7 million in 2000 to $130.8 million in 1999, and decreased 26% from $177.0 million in 1998. The increase in cost of net revenues from 1999 to 2000 was primarily due to the increase in net revenue. From 1998 to 1999, the decrease in cost of net revenues was primarily due to the decrease in net revenue.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties, and with respect to hardware based Sniffer and E-ppliance products, computer platforms and other hardware components. Cost of product revenues increased 28% to $113.4 million in 2000 from $88.7 million in 1999. From 1998 to 1999, cost of product revenues decreased 35% from $137.4 million in 1998. The increase in product cost of revenue from 1999 to 2000 was primarily due to an increase in product revenues. The decrease in cost of product revenues from 1998 to 1999 was primarily due to a corresponding decrease in product revenues. As a percentage of net product revenue, cost of product revenue was 25% in 2000, 22% in 1999, and 17% in 1998.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. In 2000, the cost of services and support revenue increased 1% to $42.3 million from $42.1 million in 1999. From 1998 to 1999, cost of services and support revenue increased 6% to $42.1 million from $39.7 million in 1998. Costs remained relatively flat in 1999 and 2000. Cost of services and support revenue as a percentage of net services and support revenue was 18% in 2000, 20% in 1999, and 25% in 1998.

      To the extent that the percentage of our net revenue, which is generated through traditional distribution channels, increases, our cost of net revenue will increase.* In future periods, we expect that cost of product revenue will increase in absolute terms and as a percentage of net revenue in conjunction with an expected increase in the number of hardware based products sold by us.*

      Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Excluding the effects of stock-based compensation of $1.9 million and $4.5 million in 2000 and 1999, respectively, research and development expenses increased 15% to $171.1 million in 2000 from $148.2 million in 1999. Research and development expenses increased from 1999 to 2000 due to the increase in staffing and equipment expense to support growth in our product and service offerings. From 1998 to 1999, excluding the effects of stock-based compensation in 1999, research and development expenses increased 9% from $135.5 million. These increases were primarily due to the increase in staffing and equipment expense to support growth in our product and service offerings. As a percentage of net revenue, research and development expenses were 25% in 2000, 25% in 1999, and 14% in 1998. We anticipate that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue.*

      We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $4.6 million and $7.2 million in 2000 and 1999, respectively, marketing and sales expenses increased 17% to $372.4 million from $319.0 million in 1999. From 1998 to 1999, excluding the effect of stock-based compensation in 1999, marketing and sales expenses increased 20% from $266.5 million in 1998. These increases were primarily due to continued investment in the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for McAfee.com. As a percentage of net revenue, marketing and sales expense was 54% in 2000, 53% in 1999, and 28% in 1998. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. Excluding the effect of stock-based compensation of $2.3 million and $3.9 million for 2000 and 1999, respectively, general and administrative expenses decreased 26% to $92.7 million in 2000 from $125.6 million. In 1999, we recorded charges to cover $31.8 million in doubtful accounts, the development of our E-commerce business systems, expansion of our IT infrastructure and the implementation of our new SAP Human Resources module. In 2000, we recorded a charge of $10.0 million for accounts receivable for which collection is doubtful. From 1998 to 1999, excluding the effects of stock-based compensation in 1999, general and administrative expenses increased 39% from $90.1 million in 1998 for the above mentioned events. As a percentage of net revenues, general and administrative expenses were 14%, 21%, and 9% in the years ended December 31, 2000, 1999, and 1998, respectively.

Stock-Based Compensation

      We expensed $8.7 million and $15.6 million in 1999 and 2000, respectively. Stock-based compensation charges relate to the repricing of employee stock options and the issuance of McAfee.com stock options to our

* This statement is forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See “Risk Factors” discussion beginning on page 13 of this document.

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

      In accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” we recorded an initial stock-based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $6.7 million were expensed in the twelve months ended December 31, 2000, respectively.

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

      Amortization of Intangibles. We expensed $66.3 million, $58.4 million, and $43.2 million of amortization related to intangibles in the years ended December 31, 2000, 1999 and 1998, respectively. Intangibles consist of purchased goodwill and certain acquired technology. The increase in amortization in 2000 was primarily a result of the amortization of the additions to goodwill related to McAfee.com’s acquisitions during 2000. In addition, in accordance with its accounting policy our subsidiary, McAfee.com, performed a review of the carrying of the goodwill associated with one of its acquisitions and recognized an impairment charge of $3.6 million. The impairment charge was recorded as a result of McAfee.com’s year-end review of technology acquired in the year 2000 and an assessment of its future potential. McAfee.com determined that certain storage technology purchased as part of the original acquisition was not to be incorporated into future products as a result of the nonviable Internet advertising business model. Accordingly the full carrying value of the unamortized goodwill and purchased technology was written off. The increase in amortization in 1999 related to a full year of amortization of intangibles that resulted from the 1998 acquisitions of Magic Solutions, Inc., and CyberMedia.

Acquisition and Other Related Costs

      The following table is a summary of acquisitions by the Company in the three years ended December 31, 2000:

Common Stock
	Issued in	Purchase Price of
	Pooling of Interests	Purchase Transactions

2000
McAfee.com acquisitions		$22.3 million
1999
— none —
1998
Syscon	1,230 shares
Nordic	30,508 shares
Magic Solutions		$140.3 million
TIS	6,755,540 shares
Secure	567,000 shares
CSB	9,815 shares
QA	305,557 shares
Anyware	228,204 shares
Dr. Solomon’s	15,813,142 shares
CyberMedia		$174.3 million

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

      In December 2000, in accordance with its accounting policy, McAfee.com, performed a review of the carrying value of the goodwill associated with one of its acquisitions and recognized an impairment charge of $3.6 million. McAfee.com performed a review of the carrying value of the goodwill as it had been assessed that McAfee.com would not use the technology purchased as part of the original acquisition. Accordingly the full value of the unamortized goodwill was written off. The historical operations of these acquisitions were not material to the Company’s financial position, results of operations, or cash flows.

      Networks Associates, Inc. made no acquisitions in 2000 and 1999.

      The following table summarizes the activity during the year ended December 31, 1999, in the reserves for acquisition and other costs established in the second and third quarters of 1998 (in thousands):

	Direct			Asset
	Transaction	Severance &	Lease	Write
	Costs	Benefits	Costs	Downs	Other	Total

Balance, December 31, 1998	$9,900	$8,338	$5,508	$1,405	$2,144	$27,295
Paid out or charged against the related assets	(5,712)	(1,549)	(804)	(140)	(104)	(8,309)
Adjustment to liability	(4,188)	(6,789)	(4,704)	(1,265)	(2,040)	(18,986)

Balance, December 31, 1999	$0	$0	$0	$0	$0	$0

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

      The following table summarizes the activity during the year ended December 31, 1999, in the reserves for acquisition and other costs established in the year ended December 31, 1997 (in thousands):

	Direct			Asset
	Transaction	Severance &	Lease	Write
	Costs	Benefits	Costs	Downs	Other	Total

Balance, December 31, 1998	$(36)	$539	$(422)	$484	$374	$939
Paid out or charged against the related assets	(193)	(58)	(942)	0	0	(1,193)
Adjustment to liability	229	(481)	1,364	(484)	(374)	254

Balance, December 31, 1999	$0	$0	$0	$0	$0	$0

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

			Lease Costs
			and Asset
	Direct	Severance &	Write	In-Process
	Transaction Costs	Benefits	Downs	R&D	Other	Total

TIS	$15,023	$3,818	$4,414	$—	$(924)	$22,331
Dr. Solomon’s	19,898	11,425	18,312	—	0	49,635
Secure	500	500	1,200	—	100	2,300
Magic	—	—	—	27,014	—	27,014
CyberMedia	—	—	—	22,830	—	22,830
Restructuring Costs — Q2	—	11,318	8,644	—	610	20,572
Restructuring Costs — Q3	—	3,285	370	—	—	3,655
Reversal of excess reserves	(6,750)	(2,276)	(3,909)	—	214	(12,721)

Total Charges	$28,671	$28,070	$29,031	$49,844	$—	$135,616

      Direct transaction costs included $18.0 million in investment banking fees, $9.2 million in legal and accounting fees, and $1.5 million in filing fees, travel and other costs. Lease costs and asset write downs include the costs of closing approximately 33 facilities throughout the world ($12.2 million), the disposal of excess and obsolete assets (primarily computer equipment which did not comply with our standards) ($12.0 million), and the write-off of goodwill and intangibles associated with discontinued Dr. Solomon’s products ($4.8 million). The Dr. Solomon’s write-off related to two minor products which we discontinued and which had no sales subsequent to the Dr. Solomon’s acquisition.

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

      The lease costs represent an estimate of lease expense during the period prior to re-leasing the property together with losses on subleases, if any. The leased facilities were substantially vacated in the period in which the related accounting charges were recorded. The costs related to any facilities, which we used during this period, were charged to operations. However, these charges were not material. Asset write downs, exclusive of the intangible assets of Dr. Solomon’s described above, comprised $5.6 million in losses on company owned buildings (which were written down to estimated values) and $10.3 million in net losses of computer and other miscellaneous assets. In general, this equipment was discarded or sold for nominal value. Due to the immediate consolidation of facilities, depreciation allocable to these facilities and the related assets, during the transition period, was not material. All the facilities acquired in our 1998 acquisitions identified for closure have been disposed of or subleased as of December 31, 1999.

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

CyberMedia

      The ongoing projects at CyberMedia at the time of the purchase included upgrade versions of four products (First Aid 6.0 and 7.0, UnInstaller 6.0, Guard Dog 3.0, and Oil Change 3.0) as well as work on technologies to be used in two of the our projects (a replacement product for PC Medic and McAfee Office). These upgrades will include new interfaces with the Internet, enhanced use of Active-X controls and Java and enhanced user interfaces. At the date we acquired CyberMedia, we estimated that, on average, 42% of the development effort had been completed and that the remaining 58% of the development effort would take approximately 12 months to complete and would cost $2.7 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our line of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. In conformity with the SEC’s revised guidelines for accounting for in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over our average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. As of December 31, 1999, the projects related to this acquisition were completed.

Magic Solutions

      The ongoing projects at Magic Solutions at the time of the purchase comprised an upgrade version of Support Magic 4.0, Magic Solutions current product. This upgrade, known as Merlin Enterprise, represents new technologies with significant enhanced functionality, including increased scalability, a 32-bit browser-based technology, an enhanced user interface and integrated management features. At the date we acquired Magic Solutions, we estimated that, on average, 80% of the development effort had been completed and that the remaining 20% of the development effort would take approximately 12 months to complete and would cost $1.8 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our line of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the our more effective distribution channel. In conformity with the SEC’s revised guidelines for accounting for in-process technologies, these cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over our average weighted cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. As of December 31, 1999, the projects related to this acquisition were completed.

      Interest and Other Income. Interest and miscellaneous income increased to $44.6 million in 2000 from $30.7 million in 1999 and decreased from $33.3 million in 1998. Interest and other income increased from 1999 to 2000 due to an increase in higher average cash balances invested at slightly higher interest rates. From 1998 to 1999, interest income decreased due to the reduced cash balances resulting from the acquisitions of Magic and CyberMedia and cash used to fund operating activities during the year.

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

      Provision for Income Taxes. Our provision (benefit) for income taxes was $16.5 million, ($3.5) million, and $99.6 million in 2000, 1999, and 1998, respectively. Our tax expense (benefit) for 2000, 1999, and 1998 was 15%, (2%), and 75%, respectively, of pretax book income. Each year, our tax expense is mainly influenced by the amount of non-deductible expenses (primarily goodwill) that are incurred and the mix of income between geographic jurisdictions, including taxable income in certain foreign countries. In 2000, our tax expense was also significantly impacted by the consolidation of McAfee.com losses for which no benefit was recognized.

      The valuation allowance for our deferred tax assets increased from 1999 to 2000, as well as, from 1998 to 1999. The increase was due to uncertainty in our ability to utilize certain deferred tax assets, primarily foreign tax credits.

      If we cease to own at least 80% of McAfee.com’s outstanding common stock, we may be required to include in our consolidated federal taxable income an amount equal to the excess of the cumulative

McAfee.com net operating losses absorbed in our prior year consolidated tax returns over our tax basis in McAfee.com. As of December 31, 2000, there were no excess amounts.

Liquidity and Capital Resources, as Restated

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

      Net cash used in financing activities was $39.4 million in 2000 consisting primarily of the repurchase of our common stock which represented approximately $100.4 million. The repurchases of our common stock were slightly offset by proceeds associated with the exercise of non qualified stock options and the sale of put options. Net cash provided by financing activities was $96.6 million in 1999 consisting primarily of the proceeds from McAfee.com’s initial public offering as well as proceeds associated with the exercise of non-qualified stock options. Net cash provided by financing activities was $489.8 million in 1998 and consisted primarily of the proceeds associated the issuance on the debentures noted above together with proceeds from the exercise of non-qualified stock options.

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

*	This statement is forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See “Risk Factors” discussion beginning on page 13 of this document.

principal plus accrued interest and dividends at December 31, 2000. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

      The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			No	Given an Interest Rate
	Decrease of X Basis Points			Change	Increase of X Basis Points
				in Interest
Issuer	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$194.2	$193.3	$192.4	$191.6	$190.7	$189.8	$189.0
Municipal notes and bonds	35.7	35.8	35.9	35.9	35.9	36.0	36.1
Corporate notes, bonds and preferreds	359.5	359.2	358.8	358.4	358.2	357.9	357.6

Total	$589.4	$588.3	$587.1	$585.9	$584.8	$583.7	$582.7

      The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			No	Given an Interest Rate
	Decrease of X Basis Points			Change	Increase of X Basis Points
				in Interest
Issuer	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$198.8	$198.0	$197.1	$196.2	$194.8	$194.5	$194.3
Municipal notes and bonds	36.7	36.7	36.8	36.8	36.8	36.9	37.1
Corporate notes, bonds and preferreds	363.4	363.2	362.9	362.6	362.1	362.0	361.8

Total	$598.9	$597.9	$596.8	$595.6	$593.7	$593.4	$593.2

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

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      Quantitative and qualitative disclosure about market risk is set forth at “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

Item 8.	Financial Statements and Supplementary Data, as restated

      Our Financial Statements and supplementary data, as restated, required by this item are set forth at the pages indicated at Item 14(a).

Quarterly Operating Results

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2000	2000	2000	2000	1999	1999	1999	1999

	(In thousands, except per share data)
	(As restated	(As restated	(As restated	(As restated	(As restated	(As restated	(As restated	(As restated
	and	and	and	and	and	and	and	and
	reclassified)	reclassified)	reclassified)	reclassified)	reclassified)	reclassified)	reclassified)	reclassified)

	(Unaudited)
STATEMENTS OF OPERATIONS AND OTHER DATA:
Net revenues	$68,740	$221,773	$220,041	$187,188	$172,530	$195,099	$15,145	$228,210
Gross margin	23,986	181,747	181,139	155,175	137,205	160,630	(9,512)	191,838
Income (loss) from operations	(165,301)	120	3,147	(7,158)	(17,020)	(828)	(194,303)	44,228
Income (loss) before provision for income taxes and minority interest	(167,763)	5,456	9,464	40,467	(15,200)	1,081	(192,405)	45,802
Net income (loss)	(144,623)	(3,071)	3,177	20,591	13,875	(241)	(196,760)	26,241
Basic income (loss) per share	$(1.05)	$(0.02)	$0.02	$0.15	$0.10	$(0.00)	$(1.42)	$0.19
Diluted income (loss) per share	$(1.05)	$(0.02)	$0.02	$0.14	$0.10	$(0.00)	$(1.42)	$0.18

      We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. For example, in the fourth quarter of 2000, our revenue decreased 60% from the fourth quarter of 1999 due to some of our distribution partners’ business decision to reduce their inventory levels by not replenishing their inventory and requesting returns over and above their contractual rights.

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

      The following are reconciliations of our quarterly operating results from financial statements previously filed to these restated financial statements (in thousands, except per share data):

	Three Months Ended December 31, 2000

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue	$58,827	$22,000	$(12,087)	$68,740
Gross margin	14,073	22,000	(12,087)	23,986
Loss from operations	(187,301)	22,000	—	(165,301)
Loss before provision for income taxes and minority interest	(189,763)	22,000	—	(167,763)
Net loss	(147,224)	2,601	—	(144,623)
Basic and diluted net loss per share	$(1.07)			$(1.05)

	Three Months Ended September 30, 2000

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue	$238,737	$(11,000)	$(5,964)	$221,773
Gross margin	198,711	(11,000)	(5,964)	181,747
Income from operations	10,720	(10,600)	—	120
Income before provision for income taxes and minority interest	16,456	(11,000)	—	5,456
Net income (loss)	4,079	(7,150)	—	(3,071)
Basic and diluted net income (loss) per share	$0.03			$(0.02)

	Three Months Ended June 30, 2000

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue	$233,672	$(8,000)	$(5,631)	$220,041
Gross margin	194,770	(8,000)	(5,631)	181,139
Income from operations	16,147	(13,000)	—	3,147
Income before provision for income taxes and minority interest	22,114	(12,650)	—	9,464
Net income	11,399	(8,222)	—	3,177
Basic and diluted net income per share	$0.08			$0.02

	Three Months Ended March 31, 2000

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue	$214,456	$(18,288)	$(8,980)	$187,188
Gross margin	181,443	(17,288)	(8,980)	155,175
Income (loss) from operations	8,467	(15,625)	—	(7,158)
Income before provision for income taxes and minority interest	53,442	(12,975)	—	40,467
Net income	29,025	(8,434)	—	20,591
Basic net income per share	$0.21			$0.15
Diluted net income per share	$0.20			$0.14

	Three Months Ended December 31, 1999

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue	$218,079	$(28,224)	$(17,325)	$172,530
Gross margin	182,754	(28,224)	(17,325)	137,205
Income (loss) from operations	11,204	(28,224)	—	(17,020)
Income (loss) before provision for income taxes and minority interest	13,024	(28,224)	—	(15,200)
Net income	9,884	3,991	—	13,875
Basic and diluted net income per share	$0.07			$0.10

	Three Months Ended September 30, 1999

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue	$195,201	$—	$(102)	$195,099
Gross margin	160,732	—	(102)	160,630
Loss from operations	(828)	—	—	(828)
Income before provision for income taxes and minority interest	1,081	—	—	1,081
Net loss	(241)	—	—	(241)
Basic and diluted net loss per share	$0.00			$0.00

	Three Months Ended June 30, 1999

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue	$25,196	$—	$(10,051)	$15,145
Gross margin	539	—	(10,051)	(9,512)
Loss from operations	(192,803)	(1,500)	—	(194,303)
Loss before provision for income taxes and minority interest	(190,905)	(1,500)	—	(192,405)
Net loss	(195,785)	(975)	—	(196,760)
Basic and diluted net loss per share	$(1.41)			$(1.42)

	Three Months Ended March 31, 1999

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue	$245,192	$—	$(16,982)	$228,210
Gross margin	208,820	—	(16,982)	191,838
Income from operations	44,228	—	—	44,228
Income before provision for income taxes and minority interest	45,802	—	—	45,802
Net income	26,241	—	—	26,241
Basic net income per share	$0.19			$0.19
Diluted net income per share	$0.18			$0.18

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements, as restated:

Page
Number

Report of Independent Accountants	52
Consolidated Balance Sheets:
December 31, 2000, and 1999	53
Consolidated Statements of Operations and Comprehensive Income (loss):
Years ended December 31, 2000, 1999, and 1998	54
Consolidated Statements of Stockholders’ Equity:
December 31, 2000, 1999 and 1998	55
Consolidated Statements of Cash Flows:
December 31, 2000, 1999, and 1998	56
Notes to Consolidated Financial Statements	57

      (a)(2) Financial Statement Schedule, as restated

      The following financial statement schedule of Networks Associates, Inc. for the years ended December 31, 2000, 1999, 1998 is filed as part of this Form 10-K/A and should be read in conjunction with Networks Associates, Inc’s Consolidated Financial Statements.

Report of Independent Accountants	92
Schedule II — Valuation and Qualifying Accounts	93

      Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      (a)(3) Exhibits: See Index to Exhibits on Page 94. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

      (b) Reports on Form 8-K: We did not file any reports on Form 8-K during the three months ended December 31, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Networks Associates, Inc.
Santa Clara, California

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Networks Associates, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As indicated in Note 3 to these accompanying consolidated financial statements, the Company has restated and reclassified its consolidated financial statements for the years ended December 31, 2000, 1999 and 1998.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 24, 2001, except as to Note 3,
which is as of May 17, 2002

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	1999

	(In thousands, except share data)
	(As restated	(As restated
	see Note 3)	see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$275,539	$316,784
Short-term marketable securities	85,721	72,135
Accounts receivable, net	122,315	174,646
Prepaid expenses, income taxes and other current assets	50,346	33,038
Deferred taxes	86,771	79,186

Total current assets	620,692	675,789
Long-term marketable securities	332,893	397,447
Fixed assets, net	75,499	45,392
Deferred taxes	120,261	104,307
Intangible and other assets	242,275	266,862

Total assets	$1,391,620	$1,489,797

LIABILITIES
Current liabilities:
Accounts payable	$46,816	$13,723
Accrued liabilities	254,282	264,453
Deferred revenue	151,566	123,236
Notes payable	—	103

Total current liabilities	452,664	401,515
Deferred taxes	7,971	10,575
Deferred revenue, less current portion	26,592	30,005
Convertible debentures	396,336	378,304
Other long term liabilities	532	963

Total liabilities	884,095	821,362

Commitments and contingencies (Notes 8 and 16)
Minority Interest	11,067	9,317
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2000 and none in 1999
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 139,328,528 shares in 2000 and 139,328,528 shares in 1999; Outstanding: 138,089,775 shares in 2000 and 138,734,528 shares in 1999	1,381	1,387
Treasury stock, at cost: 1,238,753 shares in 2000 and 594,000 shares in 1999	(23,186)	(11,023)
Additional paid-in capital	685,423	644,821
Accumulated other comprehensive loss	(31,266)	(9,957)
Retained earnings (accumulated deficit)	(135,894)	33,890

Total stockholders’ equity	496,458	659,118

Total liabilities, minority interest and stockholders’ equity	$1,391,620	$1,489,797

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2000	1999	1998

	(In thousands, except per share data)
	(As Restated	(As Restated	(As Restated
	and Reclassified	and Reclassified	and Reclassified
	see Note 3)	see Note 3)	see Note 3)
Net revenue:
Product	$457,964	$401,413	$803,001
Services and support	239,778	209,571	158,682

Total net revenue	697,742	610,984	961,683

Cost of net revenue:
Product	113,394	88,729	137,374
Services and support	42,301	42,094	39,674

Total cost of net revenue	155,695	130,823	177,048

Operating costs and expenses:
Research and development(1)	172,968	152,728	135,475
Marketing and sales(2)	377,001	326,160	266,450
General and administrative(3)	94,988	129,528	90,106
Amortization of intangibles	66,282	58,400	43,182
Acquisition and other related costs	—	(18,732)	135,616

Total operating costs and expenses	711,239	648,084	670,829

Income (loss) from operations	(169,192)	(167,923)	113,806
Interest and other income	44,624	30,678	33,257
Interest expense	(18,169)	(17,332)	(15,246)
Gain (loss) on investments, net	30,361	(6,145)	190

Income (loss) before provision for income taxes and minority interest	(112,376)	(160,722)	132,007
Provision for (benefit from) income taxes	16,504	(3,497)	99,573

Net income (loss) before minority interest	(128,880)	(157,225)	32,434
Minority interest in loss of consolidated subsidiaries	4,954	340	—

Net income (loss)	$(123,926)	$(156,885)	$32,434

Other comprehensive income (loss):
Unrealized gain (loss) on investments	$2,654	$(1,610)	$1,793
Foreign currency translation loss	(23,963)	(6,813)	(5,101)

Comprehensive income (loss)	$(145,235)	$(165,308)	$29,126

Net income (loss) per share — basic	$(0.90)	$(1.13)	$0.24

Shares used in per share calculation — basic	138,072	138,695	133,075

Net income (loss) per share — diluted	$(0.90)	$(1.13)	$0.23

Shares used in per share calculation — diluted	138,072	138,695	138,609

(1)	Includes stock-based compensation charge of $1,894 and $4,515 and none for the years ended December 31, 2000, 1999, and 1998, respectively.

(2)	Includes stock-based compensation charge of $4,570 and $7,162 and none for the years ended December 31, 2000, 1999, and 1998, respectively.

(3)	Includes stock-based compensation charge of $2,250 and $3,893 and none for the years ended December 31, 2000, 1999, and 1998, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Retained
	Common Stock			Additional	Deferred	Comprehensive	Earnings	Total
			Treasury	Paid-In	Stock	Income/	(Accumulated	Stockholder’s
	Shares	Amount	Stock	Capital	Compensation	(Loss)	Deficit)	Equity

	(In thousands)
Balances, December 31, 1997	128,059	$1,281	—	$331,409	$(668)	$1,778	$158,701	$492,501
Issuance of common stock upon exercise of stock options	8,560	86	—	144,646	—	—	—	144,732
Issuance of common stock from Employee Stock Purchase Plan	445	4	—	6,363	—	—	—	6,367
Tax benefit from exercise of nonqualified stock options	—	—	—	43,500	—	—	—	43,500
Foreign currency translation	—	—	—	—	—	(5,105)	—	(5,105)
Unrealized gain on investments	—	—	—	—	—	1,793	—	1,793
Amortization of deferred stock-based compensation	—	—	—	—	668	—	—	668
Exercise of warrants	59	—	—	1,944	—	—	—	1,944
Net income (As Restated See Note 3)	—	—	—	—	—	—	32,434	32,434

Balances, December 31, 1998 (As Restated)	137,123	1,371	—	527,862	—	(1,534)	191,135	718,834
Issuance of common stock upon exercise of stock options	1,196	12	1,414	17,471	—	—	(360)	18,537
Issuance of common stock from Employee Stock Purchase Plan	578	6	—	8,929	—	—	—	8,935
Repurchase of common stock	(685)	(7)	(12,437)	—	—	—	—	(12,444)
FSA conversion of preferred stock to common stock	438	4	—	—	—	—	—	4
Exercise of warrants	85	1	—	458	—	—	—	459
Proceeds from sale of put options				5,250				5,250
Compensation charge due to repricing of stock options and McAfee.com options	—	—	—	15,570	—	—	—	15,570
Capital contributed by minority stockholders of subsidiary	—	—	—	69,281	—	—	—	69,281
Foreign currency translation	—	—	—	—	—	(6,813)	—	(6,813)
Unrealized loss on investments	—	—	—	—	—	(1,610)	—	(1,610)
Net loss (As Restated See Note 3)	—	—	—	—	—	—	(156,885)	(156,885)

Balances, December 31, 1999 (As Restated)	138,735	$1,387	$(11,023)	$644,821	—	(9,957)	33,890	659,118
Issuance of common stock upon exercise of stock options	3,036	30	72,054	2,837	—	—	(39,788)	35,133
Issuance of common stock from Employee Stock Purchase Plan	666	7	16,156	1,322	—	—	(6,070)	11,415
Repurchase of common stock	(4,347)	(43)	(100,373)	—	—	—	—	(100,416)
Proceeds from sale of put options	—	—	—	13,890	—	—	—	13,890
Compensation charge due to repricing of stock options and McAfee.com options	—	—	—	8,714	—	—	—	8,714
Capital contributed by minority stockholders of subsidiary and other	—	—	—	13,839	—	—	—	13,839
Foreign currency translation	—	—	—	—	—	(23,963)	—	(23,963)
Unrealized gain on investments	—	—	—	—	—	2,654	—	2,654
Net loss (As Restated See Note 3)	—	—	—	—	—	—	(123,926)	(123,926)

Balances, December 31, 2000 (As Restated)	138,090	$1,381	$(23,186)	$685,423	$—	$(31,266)	$(135,894)	$496,458

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	1999	1998

	(In thousands)
	(As restated	(As restated	(As restated
	see Note 3)	see Note 3)	see Note 3)
Cash flows from operating activities:
Net income (loss)	$(123,926)	$(156,885)	$32,434
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90,096	81,492	75,335
Bad debt expense	9,924	44,809	11,283
Impairment of strategic investments and goodwill	13,639	—	—
Interest on convertible notes	18,169	17,332	14,525
Stock-based compensation charge	8,714	15,570	—
Deferred taxes	(27,385)	(81,847)	(47,266)
Realized (Gain)/ Loss on investments	137	6,145	(190)
Gain on the sale of Goto.com investment	(28,551)	—	—
Gain on the sale of Network Associates Japan investment	(11,947)	—	—
Minority Interest	(4,954)	(340)	—
Tax benefit from exercise of nonqualified stock options	—	—	43,500
Acquired in-process research and development	—	—	49,843
Write down of owned facility	—	—	1,177
Changes in assets and liabilities:
Accounts receivable	36,382	41,329	(109,059)
Prepaid expenses, taxes and other	(11,723)	22,650	(28,627)
Accounts payable and accrued liabilities	28,006	31,022	1,704
Deferred revenue	30,091	(39,357)	49,324

Net cash provided by (used in) operating activities	26,672	(18,080)	93,983

Cash flows from investing activities:
Purchase of marketable securities	(510,247)	(393,363)	(854,001)
Sale of marketable securities	562,132	233,499	801,776
Purchase of acquired technology	(12,500)	—	—
Purchase of other investments	(21,650)	—	—
Purchase of fixed assets	(54,031)	(20,458)	(34,940)
Proceeds from sale of Goto.com investment	36,750	—	—
Proceeds from sale of fixed assets	—	6,518	—
Proceeds from sale of Network Associates Japan investment	11,947	—	—
Acquisition of CyberMedia	—	—	(119,958)
Acquisition of Magic	—	—	(109,717)
Other	(1,958)	—	—

Net cash provided by (used in) investing activities	10,443	(173,804)	(316,840)

Cash flows from financing activities:
Repayment of notes payable	(367)	(3,085)	(837)
Issuance of common stock under stock option and purchase plans	46,548	27,472	151,099
Proceeds from sale of put options	13,890	5,250	—
Repurchase of common stock	(100,416)	(12,444)	—
Proceeds of McAfee.com initial public offering, net	—	78,945	—
Change in minority interest and other	942	—	—
Issuance of convertible debentures, net of issuance costs	—	—	337,624
Exercise of warrants	—	459	1,944

Net cash provided by (used in) financing activities	(39,403)	96,597	489,830

Effect of exchange rate changes on cash and cash equivalent	(38,957)	(6,828)	(5,105)

Net increase (decrease) in cash and cash equivalents	(41,245)	(102,115)	261,868
Cash and cash equivalents at beginning of year	316,784	418,899	157,031

Cash and cash equivalents at end of year	$275,539	$316,784	$418,899

Non cash investing activities:
Unrealized gain (loss) on marketable investments	$2,654	(1,610)	1,793
Supplemental disclosure of cash flow information:
Cash paid (refund received) during the year for income taxes	$46,715	$(17,544)	$66,205

Cash paid during the year for interest	$12	$13	$721

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

      Networks Associates, Inc. and its majority owned subsidiaries (the “Company”) formerly McAfee Associates, Inc., develops, markets, distributes and supports network security and network management software products. The Company’s markets are worldwide and include corporate, governmental, and institutional users as well as resellers and distributors throughout the world. International sales and support are provided by subsidiaries in principal European markets and independent agents and distributors elsewhere internationally. The Company changed its name to Networks Associates, Inc. in connection with the combination of McAfee Associates and Network General, in December 1997.

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

Minority Interest

      Minority interest in loss of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries.

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

Certain Risks and Concentrations

      The Company’s product revenues are concentrated in the computer software industry that is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. Also, a majority of the Company’s revenue is derived from sales to distributors and resellers. Significant changes in operations, buying behavior or financial stability of our channel partners could adversely affect operating results. In addition, a significant portion of the Company’s revenue and results of operations is derived from international sales and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy or significant dislocations in local distribution channels could adversely affect operating results.

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

Marketable Securities

      All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”). Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long-term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities are reported net of related taxes as a component of accumulated other comprehensive income (loss). Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

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

Intangible Assets

      Intangible assets, which include goodwill, purchased technology and other intangible assets, are carried at cost less accumulated amortization. We amortize goodwill and other identifiable intangibles on a straight-line

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis over their estimated useful lives. The range of estimated useful lives on our identifiable intangibles is three to seven years.

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

Investments

      Investments consisted of minority investments in non-publicly traded companies in which the Company holds less than 20% interest. These investments are included in other assets on the Company’s balance sheet and are carried at cost, less reductions related to other-than-temporary impairments. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Fair Value of Financial Instruments

      Carrying amounts of the Company’s financial instruments including cash and cash equivalents, marketable securities, investments, accounts receivable, accounts payable, accrued liabilities and approximate fair value due to their short maturities. The Company’s Senior Subordinated Convertible Debentures are not traded in a public market and the fair market value of the debentures is based on, among other factors, market interest rates, the status of the Company’s technology, and other general business and market conditions as of the date of the offering, February 13, 1998. As the Company was unable to reliably estimate these factors as of December 31, 2000, the fair value of the debentures could not be estimated.

Revenue Recognition

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The Company adopted SAB 101 as of January 1, 2000. The adoption of SAB 101 did not have an effect on the results of operations or financial position of the Company.

      The Company’s revenue is derived from primarily two sources (i) product revenue which includes software license, hardware, and royalty revenue and (ii) services and support revenue which includes software license maintenance, training, consulting, and hosting services revenue. The Company licenses its software products on a one and two-year time basis or on a perpetual basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Sales to distributors are subject to agreements allowing certain rights of return, cooperative advertising, stock balancing rights and price protection. Distributors have limited rights of return which allow them to return a percentage of the prior quarter’s purchases by these distributors. Accordingly, revenue is not recognized with respect to those shipments which management estimates will be returned. These estimates and reserves for price protection are adjusted periodically based upon historical rates of returns, price protection, inventory levels at the distributors and other related factors. While management believes it can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence due to new operating environments, product updates or competing products. Accordingly, it is possible that these estimates will change in the near future and that the amounts of such changes could have a material adverse effect on the Company.

Government Contracts

      The Company enters into research and development contracts with government agencies under various pricing arrangements. Government contracting revenue is classified as services and support revenue in the accompanying consolidated statements of operations and comprehensive income (loss). Revenue from “cost-plus-fixed-fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue from “firm-fixed-price” contracts is recognized on the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to management’s estimate of work completed. Losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable.

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

Research and Development

      Research and development expenditures are charged to operations as incurred. Under the Company’s development process, technological feasibility is established on completing a working model. Subsequent costs for the Company have not been significant and all software development costs have therefore been expensed.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

      Advertising production costs are expensed as incurred. Media (TV and print) placement costs are expensed in the period the advertising appears. Total advertising and promotional expenses were $43.7 million, $36.4 million, and $21.5 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Stock-based Compensation

      As permitted by Financial Accounting Standards Board Statement 123 (SFAS 123), “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” (“Interpretation”) and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

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

Comprehensive Income

      The Company has adopted Statement of Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income (loss).

3.     Restatement and Adoption of New Accounting Pronouncements

      On April 25, 2002, the Company announced that it had discovered accounting inaccuracies in certain prior period financial statements requiring restatement of the financial statements for these periods. The Company conducted an internal investigation under the direction of the Audit Committee of its Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, the Company announced that the Audit Committee of its Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, its statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments and their related tax impacts, the Company announced the restatement of its December 31, 2001 and March 31, 2002 balance sheets.

      The Audit Committee’s investigation determined that in 2000, inaccurate accounting entries were made, which required restatement. These entries (a) recorded payments of approximately $12.4 million to a distributor in a balance sheet tax liability account instead of reducing Net revenue, (b) reclassified approximately $14.2 million from a tax liability account to the general and administrative and marketing and sales liability accounts, understating general and administrative and marketing and sales expenses by approximately $14.2 million, (c) recorded additions of approximately $10.0 million to sales return reserves as tax expense rather than as a reduction of Net revenue, (d) increased a tax liability account and reduced Net revenue by approximately $22.0 million, (e) adjusted the foreign currency accounts resulting in an overstatement of Net revenue and an understatement of Interest and other income of approximately $1.0 million and (f) reclassified approximately $13.9 million from marketing and sales and general and administrative expenses to Net revenue, resulting in an overstatement of marketing and sales and general and administrative expenses and Net revenue. Other entries had the effect of overstating Cost of net revenue by approximately $1.0 million, understating Operating costs and expenses by approximately $2.6 million, understating Interest and other income by approximately $1.6 million, and misclassifying amounts, totaling approximately $1.5 million, between marketing and sales and general and administrative expenses. The tax effects of these entries increased the provision for income taxes by approximately $6.6 million. In the aggregate for 2000, the adjustments for these entries and related tax effects increased previously reported net loss by $21.2 million from $102.7 million to $123.9 million, and increased previously reported basic and diluted net loss by $0.16 per share.

      The internal investigation also determined that inaccurate accounting entries, which required restatement, were also made in 1999 and 1998. In 1999, these entries (a) recorded additions of approximately $28.2 million to sales return reserves as tax expense rather than as a reduction of Net revenue and (b) reclassified approximately $1.5 million from the tax liability accounts to general and administrative expense liability accounts, understating general and administrative expenses by $1.5 million. Other entries misclassified approximately $0.5 million between marketing and sales and general and administrative expenses. The tax effects of these entries reduced the provision for income taxes by approximately $32.7 million. In the aggregate for 1999, the adjustments for these entries and related tax effects reduced previously reported net loss by $3.0 million from $159.9 million to $156.9 million, and reduced previously reported basic and diluted net loss by $0.02 per share.

      The entries made during 1998 reclassified approximately $6.2 million from the tax liability accounts to general and administrative expense liability accounts, understating general and administrative expenses by $6.2 million. The tax effects of these entries reduced the provision for income taxes by approximately $2.2 million. In the aggregate for 1998, the adjustments for these entries and related tax effects reduced previously reported net income by $4.0 million from $36.4 million to $32.4 million, and reduced previously reported basic and diluted net income by $0.03 per share.

      During the three months ended March 31, 2002, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Statement No. 01-09, entitled “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 requires that payments to customers or reductions in their accounts receivable for certain marketing related amounts previously classified as charges to marketing expense be recorded as reductions of revenue. Upon adoption of EITF 01-09, the Company is required to retroactively reclassify amounts recognized for such payments in previously issued financial statements to comply with the income statement display requirements of the consensus.

      The consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 contained herein have been restated to incorporate all these adjustments, the related tax effects and the reclassifications as described herein.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are reconciliations of the Company’s financial position and results of operations from financial statements previously filed to these restated and reclassified financial statements (in thousands, except per share data):

Balance Sheet as of December 31, 2000

		Cumulative Effect
	As Previously	of Prior Year
	Reported	Changes	Inaccuracies	As Restated

Cash and cash equivalents	$275,539	$—	$—	$275,539
Short-term marketable securities	85,721	—	—	85,721
Accounts receivable, net	122,315	—	—	122,315
Prepaid expenses, income taxes and other current assets	50,346	—	—	50,346
Deferred taxes	86,771	—	—	86,771

Total current assets	620,692	—	—	620,692
Long-term marketable securities	332,893	—	—	332,893
Fixed assets, net	75,499	—	—	75,499
Deferred taxes	113,489	10,403	(3,631)	120,261
Intangible assets and other assets	242,275	—	—	242,275

Total assets	$1,384,848	$10,403	$(3,631)	$1,391,620

Accounts payable	$46,816	$—	$—	$46,816
Accrued liabilities	225,317	11,391	17,574	254,282
Deferred revenue	151,566		—	151,566

Total current liabilities	423,699	11,391	17,574	452,664
Deferred taxes	7,971	—	—	7,971
Deferred revenue, less current portion	26,592	—	—	26,592
Convertible debentures	396,336	—	—	396,336
Long term debt and other liabilities	532	—	—	532

Total liabilities	855,130	11,391	17,574	884,095

Minority interest	11,067	—	—	11,067
Common stock	1,381	—	—	1,381
Treasury stock	(23,186)	—	—	(23,186)
Additional paid in capital	685,423	—	—	685,423
Cumulative other comprehensive loss	(31,266)	—	—	(31,266)
Accumulated deficit	(113,701)	(988)	(21,205)	(135,894)

Total stockholders’ equity	518,651	(988)	(21,205)	496,458

Total liabilities, minority interest and stockholders’ equity	$1,384,848	$10,403	$(3,631)	$1,391,620

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet as of December 31, 1999

		Cumulative Effect
	As Previously	of Prior Year
	Reported	Changes	Inaccuracies	As Restated

Cash and cash equivalents	$316,784	$—	$—	$316,784
Short-term marketable securities	72,135	—	—	72,135
Accounts receivable, net	174,646	—	—	174,646
Prepaid expenses, income taxes and other current assets	33,038	—	—	33,038
Deferred taxes	79,186	—	—	79,186

Total current assets	675,789	—	—	675,789
Long term marketable securities	397,447	—	—	397,447
Fixed assets, net	45,392	—	—	45,392
Deferred taxes	93,904	—	10,403	104,307
Intangible assets and other assets	266,862	—	—	266,862

Total assets	$1,479,394	$—	$10,403	$1,489,797

Accounts payable	$13,723	$—	$—	$13,723
Accrued liabilities	253,062	4,004	7,387	264,453
Deferred revenue	123,236	—	—	123,236
Notes payable	103	—		103

Total current liabilities	390,124	4,004	7,387	401,515
Deferred taxes	10,575	—	—	10,575
Deferred revenue, less current portion	30,005	—	—	30,005
Convertible debentures	378,304	—	—	378,304
Long term debt and other liabilities	963	—	—	963

Total liabilities	809,971	4,004	7,387	821,362

Minority interest	9,317	—	—	9,317
Common stock	1,387	—	—	1,387
Treasury stock	(11,023)	—	—	(11,023)
Additional paid in capital	644,821	—	—	644,821
Cumulative other comprehensive loss	(9,957)	—	—	(9,957)
Retained earnings	34,878	(4,004)	3,016	33,890

Total stockholders’ equity	660,106	(4,004)	3,016	659,118

Total liabilities, minority interest and stockholders’ equity	$1,479,394	$—	$10,403	$1,489,797

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for the Year Ended December 31, 2000

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue:
Product	$505,914	$(15,288)	$(32,662)	$457,964
Services and support	239,778	—	—	239,778

Total net revenue	745,692	(15,288)	(32,662)	697,742

Cost of net revenue:
Product	114,394	(1,000)	—	113,394
Services and support	42,301	—	—	42,301

Total cost of net revenue	156,695	(1,000)	—	155,695

Operating costs and expenses:
Research and development	173,468	(500)	—	172,968
Marketing and sales	400,863	8,800	(32,662)	377,001
General and administrative	100,351	(5,363)	—	94,988
Amortization of intangibles	66,282	—	—	66,282

Total operating costs	740,964	2,937	(32,662)	711,239

Loss from operations	(151,967)	(17,225)	—	(169,192)
Interest and other income	42,024	2,600	—	44,624
Interest expense	(18,169)	—	—	(18,169)
Gain (loss) on investments, net	30,361	—	—	30,361

Loss before provision for income taxes and minority interest	(97,751)	(14,625)	—	(112,376)
Provision for taxes	9,924	6,580	—	16,504

Net loss before minority interest	(107,675)	(21,205)	—	(128,880)
Minority interest in consolidated subsidiaries	4,954	—	—	4,954

Net loss	$(102,721)	$(21,205)	$—	$(123,926)

Basic and diluted net loss per share:
Net loss per share — basic	$(0.74)			$(0.90)
Net loss per share — diluted	$(0.74)			$(0.90)
Basic shares	138,072			138,072
Diluted shares	138,072			138,072

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for the Year Ended December 31, 1999

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue:
Product	$474,097	$(28,224)	$(44,460)	$401,413
Services and support	209,571	—	—	209,571

Total net revenue	683,668	(28,224)	(44,460)	610,984

Cost of net revenue:
Product	88,729	—	—	88,729
Services and support	42,094	—	—	42,094

Total cost of net revenue	130,823	—	—	130,823

Operating costs and expenses:
Research and development	152,728	—	—	152,728
Marketing and sales	370,086	534	(44,460)	326,160
General and administrative	128,562	966	—	129,528
Amortization of intangibles	58,400	—	—	58,400
Acquisition and other related costs	(18,732)	—	—	(18,732)

Total operating costs and expenses	691,044	1,500	(44,460)	648,084

Loss from operations	(138,199)	(29,724)	—	(167,923)
Interest and other income	30,678	—	—	30,678
Interest expense	(17,332)	—	—	(17,332)
Gain (loss) on investments, net	(6,145)	—	—	(6,145)

Loss before provision for income taxes and minority interest	(130,998)	(29,724)	—	(160,722)
Provision for (benefit from) taxes	29,243	(32,740)	—	(3,497)

Net loss before minority interest	(160,241)	3,016	—	(157,225)
Minority interest in loss of consolidated subsidiary	340	—	—	340

Net loss	$(159,901)	$3,016	$—	$(156,885)

Basic and diluted net loss per share:
Net loss per share — basic	$(1.15)			$(1.13)
Net loss per share — diluted	$(1.15)			$(1.13)
Basic shares	138,695			138,695
Diluted shares	138,695			138,695

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for the Year Ended December 31, 1998

	As Previously		EITF 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue:
Product	$831,363	$—	$(28,362)	$803,001
Services and support	158,682	—	—	158,682

Total net revenue	990,045	—	(28,362)	961,683

Cost of net revenue:
Product	137,374	—	—	137,374
Services and support	39,674	—	—	39,674

Total cost of net revenue	177,048	—	—	177,048

Operating costs and expenses:
Research and development	135,475	—	—	135,475
Marketing and sales	294,812	—	(28,362)	266,450
General and administrative	83,946	6,160	—	90,106
Amortization of intangibles	43,182	—	—	43,182
Acquisition and other related costs	135,616	—	—	135,616

Total operating costs and expenses	693,031	6,160	(28,362)	670,829

Income from operations	119,966	(6,160)	—	113,806
Interest and other income	33,257	—	—	33,257
Interest expense	(15,246)	—	—	(15,246)
Gain (loss) on investments, net	190	—	—	190

Income before provision for income taxes	138,167	(6,160)	—	132,007
Provision for income taxes	101,729	(2,156)	—	99,573

Net income	$36,438	$(4,004)	$—	$32,434

Basic and diluted net income per share:
Net income per share — basic	$0.27			$0.24
Net income per share — diluted	$0.26			$0.23
Basic shares	133,075			133,075
Diluted shares	138,609			138,609

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Business Combinations and Acquisitions

      The following table is a summary of acquisitions by the Company in the three years ended December 31, 2000:

Common Stock
	Issued in	Purchase Price of
	Pooling of Interests	Purchase Transactions

2000
McAfee.com acquisitions		$22.3 million
1999
–none–
1998
Syscon	1,230 shares
Nordic	30,508 shares
Magic Solutions		$140.3 million
TIS	6,755,540 shares
Secure	567,000 shares
CSB	9,815 shares
QA	305,557 shares
Anyware	228,204 shares
Dr. Solomon’s	15,813,142 shares
CyberMedia		$174.3 million

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

      The results of operations of these companies have been included within the consolidated results from the date of acquisition.

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

      Networks Associates, Inc. made no acquisitions in 2000 and 1999.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company made the following acquisitions during the year ended December 31, 1998 which were accounted for using the purchase method of accounting:

CyberMedia, Inc.

      On September 9, 1998, the Company obtained control of CyberMedia, Inc. (“CyberMedia”), a provider of desktop utility software solutions, when CyberMedia’s stockholders tendered approximately 97% of the outstanding shares to the Company for $9.50 per share in cash. On September 10, 1998, a subsidiary of the Company merged into CyberMedia in a transaction in which CyberMedia shares not tendered were converted into the right to receive the same per share cash price paid in the tender offer. Total cash paid to stockholders was $130.4 million. The total purchase price including transaction costs and assumed net liabilities was approximately $174.3 million. As the Company had assessed and formulated its plans to terminate certain CyberMedia employees and close certain CyberMedia facilities as of the acquisition date, the total purchase price included related liabilities of $13.3 million. Of the total purchase price, $22.8 million was allocated to in-process research and development. In addition, $12.2 million was allocated to existing technology and other intangibles and $139.3 million to goodwill, to be amortized over 3 and 7 years, respectively. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. This analysis resulted in $22.8 million being assigned to in-process research and development projects that had not yet reached technological feasibility and did not have alternative future use.

Magic Solutions International, Inc.

      On April 1, 1998, the Company acquired all of the outstanding capital stock and options of Magic Solutions International, Inc. (“Magic Solutions”), a privately held provider of internal help desk and asset management solutions, f for a the total purchase price of approximately $140.3 million, including transaction costs and assumed net liabilities. As the Company had assessed and formulated its plans to terminate certain Magic Solutions employees and close the Magic Solutions facilities as of the acquisition date, the total purchase price included related liabilities of $8.7 million. Approximately $27.0 million of the total purchase price was expensed as purchased in-process research and development. The remaining excess of the purchase price over the net assets acquired was $113.3 million, of which $20.3 million has been recorded as purchased technology and trademarks and $92.9 million as goodwill, both being amortized on a straight-line basis over 5 and 7 years, respectively. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. This analysis resulted in $27.0 million being assigned to in-process research and development projects, which had not yet reached technological feasibility and did not have alternative future use.

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

(Unaudited)
(As restated)
Revenue	$955,686
Net loss	(63,761)
Net loss per share	(0.48)

      The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the year ended December 31, 1998. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     Pooling of Interest Combinations

Dr Solomon’s Group PLC

      On August 13, 1998, the Company acquired Dr Solomon’s Group PLC (“Dr Solomon’s”), (the “Acquisition”), a European-based publicly-held provider of anti-virus software products for approximately 15.3 million shares of the Company’s Common Stock (including 1.7 million shares held in trust pending the exercise of certain outstanding and fully vested Dr Solomon’s options). In the Acquisition, each outstanding ordinary share of Dr Solomon’s was exchanged for 0.27625 shares of Common Stock of the Company.

      The Company assumed all outstanding options to acquire Dr Solomon’s ordinary shares. The Acquisition was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of Dr Solomon’s for all periods presented. The results of operations for the year ended December 31, 1998 reflect the results of operations of the Company for the year ended December 31, 1998 and the results of operations of Dr Solomon’s for the thirteen months ended December 31, 1998.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Separate and combined results of operations for the period prior to the merger is as follows: (in thousands, except per share data)

Year Ended
December 31,
1998

(As restated)
Revenue:
Network Associates	$905,785
Dr. Solomon’s	55,898

Combined	$961,683

Net income:
Network Associates	$31,932
Dr. Solomon’s	502

Combined	$32,434

Comprehensive income:
Network Associates	$29,126
Dr. Solomon’s	—

Combined	$29,126

Net income per share — diluted:
Network Associates	$0.23
Dr. Solomon’s	$—
Combined	$0.23

Other Acquisitions

      On April 28, 1998, the Company acquired Trusted Information Systems (“TIS”), a publicly-held provider of comprehensive security systems for computer networks in an acquisition. The acquisition was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of TIS for all periods presented. In the acquisition, a wholly owned subsidiary of the Company merged with and into TIS; TIS became a wholly owned subsidiary of the Company; and all outstanding common stock of TIS was converted into approximately 6.8 million shares of Common Stock of the Company, at an exchange ratio of 0.4845. The Company also assumed all outstanding options and other rights to acquire TIS capital stock.

      On May 15, 1998, the Company acquired Secure Networks, Inc. (“Secure”). The aggregate consideration payable in the acquisition was 567,000 shares of the Company’s Common Stock. The acquisition was accounted for as a pooling of interests and therefore all prior period financial statements have been restated to include the results of Secure for all periods presented. Secure is a developer and licensor of network security auditing software based in Canada.

      On August 31, 1998, the Company acquired QA Information Security Holding AB (“QA”). The consideration payable in the acquisition was 305,557 shares of the Company’s Common Stock in a transaction accounted for as a pooling of interests. QA, based in Sweden, is a distributor of network security products.

      On July 30, 1998, the Company acquired Anyware Seguridad Informatica S.A. (“Anyware”). The aggregate consideration payable in the acquisition was 228,204 shares of the Company’s Common Stock in a

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction accounted for as a pooling of interests. Anyware, based in Madrid, Spain, is a developer and distributor of anti-virus software products.

      The Company’s financial statements have been restated for these poolings, the effect of which was not material.

5.     Marketable Securities:

      At December 31, 2000 and 1999, marketable securities are summarized as follows (in thousands):

Available-for-Sale-Securities

	Amortized	Aggregate	Unrealized
2000	Cost	Fair Value	Gain/(Loss)

	(In thousands)
U.S. Government debt securities	$180,523	$181,624	$1,101
Municipal debt securities	36,882	36,839	(43)
Corporate debt securities	354,133	354,391	258
Equity securities	14,548	16,020	1,472

	$586,086	$588,874	$2,788

      At December 31, 2000, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $170.3 million have maturities of less than 3 months and are classified as cash equivalents.

Available-for-Sale-Securities

	Amortized	Aggregate	Unrealized
1999	Cost	Fair Value	Gain/(Loss)

	(In thousands)
U.S. Government debt securities	$192,730	$191,121	$(1,609)
Municipal debt securities	69,676	68,954	(722)
Corporate debt securities	468,512	467,535	(977)
Equity securities	6,600	10,042	3,442

	$737,518	$737,652	$134

      At December 31, 1999, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $268.1 million have maturities of less than 3 months and are classified as cash equivalents.

6.     Derivatives

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge accounting, it is accounted for on a mark to market basis and any subsequent gains and losses are recognized currently in income. In general, the Company does not hedge anticipated foreign currency cash flows nor does the Company enter into forward contracts for trading purposes. The Company does not use any derivatives for trading or speculative purposes.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS 133, as amended, is effective beginning in the first fiscal quarter of 2001.

      The forward contracts outstanding and their unrealized gains and (losses) are presented below (in thousands):

	Notional	Notional
	Value	Value	Unrealized
	Purchased	Sold	Gain/(Loss)

Australian Dollar	$—	$3,700	$8
Canadian Dollar	—	14,557	(27)
Dutch Guilder	—	—	—
Euro	16,749	—	50
Other European Currencies	—	10,391	1

	$16,749	$28,648	$32

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Balance Sheet Detail (in thousands):

	December 31,

	2000	1999

	(As restated)	(As restated)
Fixed assets:
Furniture and fixtures	$18,837	$15,918
Computers equipment	145,558	105,203
Leasehold improvements	20,068	13,191

	184,463	134,312
Less accumulated depreciation	(108,964)	(88,920)

	$75,499	$45,392

Intangibles assets (see Note 2):
Goodwill	$343,029	$327,024
Purchased technology	78,476	68,490
Other	1,711	1,261

	423,216	396,775
Less accumulated amortization	(202,961)	(143,535)

	220,255	253,240
Other assets	22,020	13,622

	$242,275	$266,862

Accrued liabilities:
Accrued taxes	$146,365	$158,863
Accrued compensation	36,649	38,150
Accrued marketing costs	22,899	19,393
Accrued inventory costs	6,830	10,193
Accrued legal and accounting fees	6,670	9,669
Other accrued expenses	34,869	28,185

	$254,282	$264,453

      Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 were $90.1 million, $81.5 million and $75.3 million respectively.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Commitments:

Leases

      The Company leases its operating facilities under non-cancelable operating leases, which expire at various times ranging from the year 2001 through 2013. In addition, the Company has leased certain equipment with various lease expiration dates.

      At December 31, 2000, future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,

2001	$24,799
2002	23,628
2003	17,576
2004	14,102
2005 and thereafter	12,536

$92,641

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

10.     Employee Benefit Plans

401(k) and Profit Sharing Plan

      Under the Company’s 401(k) and Profit Sharing Plans, the board of directors, at its discretion, can match employee contributions in an amount not to exceed 20% of total compensation. Annual amounts provided by the Company under the plan to date have not been material.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.     McAfee.com

      McAfee.com is an Internet destination dedicated to updating, upgrading, and managing PCs over the web for single use retail, non-corporate, consumers. In December 1998, the Company incorporated McAfee.com Corporation in Delaware as a wholly owned subsidiary. Since January 1, 1999, the Company has contributed certain assets and liabilities to McAfee.com and has entered into certain inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements. In December 1999, McAfee.com completed its initial public offering and began publicly trading under the symbol of “MCAF.” The Company received net proceeds of $78.9 million. The Company owns approximately 36.0 million shares of the outstanding Class B common stock, representing approximately 81% of McAfee.com’s outstanding common stock at December 31, 2000.

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

12.     Stockholders’ Equity

Preferred Stock

      The Company has authorized 5 million shares of preferred stock, par value $0.01 per share. The Company’s board of directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders.

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

Stock Option Plans

      In June 1997, the Board of Directors approved the 1997 Stock Incentive Plan (the “1997 Plan”) to replace the 1995 Stock Incentive Plan. Under the amended 1997 Plan, the Company has reserved 16.5 million shares for issuance to employees, officers, directors, third-party contractors and consultants. The plan provides for an option price no less than 100% of the fair value of the Company’s common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85%

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the fair value on the date of grant for all others. The options may be exercisable immediately, or over time, generally vest 25% one year after commencing employment or from date of grant and vest thereafter in monthly increments over three years. All options under the option plan expire ten years after grant.

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

      Aggregate activity under stock option plans is as follows:

		Outstanding Options

					Weighted
	Shares				Average
	Available	Number of		Aggregate	Exercise
	for Grant	Shares	Price per Share	Price	Price

Balances, December 31, 1997	7,092,810	20,071,012	$ 0.23 - $ 44.42	401,038,273	$19.98
Additional shares authorized	3,000,000	—
Shares granted	(11,397,414)	11,397,414	$21.41 - $121.80	419,774,937	$36.83
Shares exercised	—	(8,560,824)	$ 0.06 - $ 44.42	(144,646,193)	$16.90
Shares canceled	3,587,906	(3,587,906)	$ 0.65 - $ 48.38	(92,013,391)	$25.65

Balances, December 31, 1998	2,283,302	19,319,696	$ 0.06 - $121.80	584,153,626	$30.24
Additional shares authorized	9,200,000	—
Shares granted	(16,881,939)	16,881,939	$11.06 - $ 56.00	242,970,168	$14.39
Shares exercised	—	(1,196,165)	$ 0.06 - $ 44.42	(18,537,384)	$15.50
Shares canceled	14,921,896	(14,921,896)	$ 0.48 - $121.80	(482,328,792)	$33.08

Balances, December 31, 1999	9,523,259	20,083,574	$ 0.06 - $ 56.00	$326,257,618	$16.24
Additional shares authorized	6,000,000	—
Option plan expirations	(2,647,325)	—
Shares granted	(7,624,141)	7,624,141	$ 3.31 - $ 36.69	180,070,024	$23.62
Shares exercised	—	(3,035,637)	$ 0.48 - $ 28.17	(35,133,134)	$11.57
Shares canceled	5,426,172	(5,426,172)	$ 0.65 - $ 56.00	(92,752,842)	$17.09

Balances, December 31, 2000	10,677,965	19,245,906	$ 0.23 - $ 44.58	$378,441,666	$19.62

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following information regarding the stock option program and employee stock purchase programs is provided in compliance with SFAS 123, “Accounting for Stock-Based Compensation”. The Company has elected to continue accounting for such plans in accordance with APB No. 25.

Stock Repurchase Plan and Put Options

      In May 1999, the board of directors authorized the Company to repurchase up to $100 million of its common stock in the open market. In July 2000, the board of directors authorized the Company to repurchase additional common stock of up to $50 million in the open market. Through December 31, 2000, the Company repurchased 5.0 million shares of its common stock bringing total cash outlay to date to approximately $112.9 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements. Such repurchases are intended to cover the Company’s reissuances under the Employee Stock Purchase Plan (the “ESPP”), the 1997 Plan, and issuances related to potential mergers and acquisitions.

      On August 2, 1999, February 16, 2000, and May 31, 2000, Network Associates sold “European style” put options for 3 million shares of the Company’s common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, remaining expiry dates are February 16, 2001 and May 31, 2001. The strike price for these remaining put options are $30.00 and $24.07, respectively. On August 3, 2000, put options sold on August 2, 1999 for 1 million shares were exercised in the Company’s stock. The strike price for these put options was $20.00. The Company has the right to settle the put options by physical settlement of the options or by net share settlement using shares of the Company’s common stock. The Company received total proceeds of $19.1 million from the sale. In February 2001, the Company settled the remaining put options which resulted in the purchase of 2 million shares of the Company’s stock for approximately $53.8 million.

      For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2000 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number
	Outstanding	Remaining	Average	Exercisable	Weighted Average
Range of Exercise Prices	at 12/31/00	Contractual Life (Yrs)	Exercisable Price	at 12/31/00	Exercise Price

$ 0.00 - $ 6.00	142,780	4.1	$4.77	140,199	$4.80
$ 6.01 - $12.00	6,077,869	6.7	$10.62	4,139,152	$10.41
$12.01 - $20.00	3,646,926	8.4	$16.25	1,463,205	$19.37
$20.01 - $36.00	9,162,659	8.0	$25.84	3,345,065	$28.02
$36.01 - $60.90	215,672	7.4	$42.91	115,841	$43.15

$ 0.00 - $60.90	19,245,906	7.6	$19.26	9,203,462	$17.93

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of options granted has been calculated using the Black-Scholes option pricing model using the multiple option approach. A typical option grant vests over a four-year period. Parameters for the option analysis are listed below.

	2000	1999	1998

Risk free interest rate	6.31%	5.47%	5.04%
Expected life (years)	4	4	4
Volatility	0.91	0.97	0.63
Dividend yield	—	—	—

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

      The company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Program. Rights under this plan were also evaluated using the Black-Scholes option-pricing model. The company’s plan is described in Note 10. Purchase periods occur twice yearly and each effectively contains a 6 and 12 month option.

	February	August	February	August	February	August
	2000	2000	1999	1999	1998	1998

Risk Free Interest Rate	6.31%	6.31%	4.52%	5.01%	5.36%	5.28%
Expected Life	6, 12 mos	6, 12 mos	6, 12 mos	6, 12 mos	6, 12 mos	6, 12 mos
Volatility	0.91	0.91	0.66	0.66	0.63	0.63
Dividend Yield	—	—	—	—	—	—

      The weighted average fair value of rights issued pursuant to the Employee Stock Purchase Program in 2000, 1999, and 1998 was $9.44, $21.43, and $14.81, respectively.

Pro Forma Stock-based Compensation Costs

      For pro forma purposes, had compensation costs for the ESPP, the 1997 Plan, the Stock Option Plan for Outside Directors, and the 2000 Nonstatutory Stock Option Plan been determined based on fair value at the grant date for awards from 1997 through 2000 consistent with the provisions of SFAS 123, our net loss, basic and diluted loss per share would have been as follows:

	2000	1999	1998

	(As restated	(As restated	(As restated
	see Note 3)	see Note 3)	see Note 3)
Net loss — pro forma (thousands)	$(242,518)	$(203,651)	$(39,006)
Net loss per share — diluted — pro forma	$(1.76)	$(1.47)	$(0.28)

      The impact on pro forma earnings per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the company continues to grant stock options to new employees. This policy may or may not continue.

Warrants

      Pursuant to the acquisition of Pretty Good Privacy, Inc. (PGP) in 1997, the Company issued warrants to purchase 375,000 shares of common stock at a price of $40 per share, which expire, subject to certain

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extensions, on June 5, 2000. As of December 31, 1999 warrants for 315,816 shares were outstanding. The warrants issued pursuant to the acquisition of PGP were valued using the Black Scholes model, using the following parameters: stock price $50.44 (prior to a 3:2 stock split in May 1998); exercise Price $60.00 (prior to the 3:2 stock split); the contract term; volatility 66%; annual dividend 0%; discount rate 5.5%. The resulting valuation of the 375,000 warrants was $2,722,500, the total amount of which was included in the purchase price allocation. In addition, warrants for the purchase of 6,340 shares of Common Stock issued in connection with the Company’s 1995 acquisition of Assurdata were exercised during the year ended December 31, 1998.

Preferred Shares Rights Agreement

      On October 19, 1998, pursuant to a Preferred Shares Rights Agreement between the Company and BankBoston, N.A. as Rights Agent, the Board of Directors of the Company announced that it had declared a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of the Company’s Common Stock. Each Right will entitle stockholders to buy one-one thousandth of a share of the Company’s Series B Participating Preferred Stock at an exercise price of $200.00. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company’s Common Stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock of the Company. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company’s Common Stock. The dividend distribution was made on November 3, 1998, payable to the stockholders of record on November 3, 1998. The Rights will expire on October 20, 2008.

13.     Provision for Income Taxes

      Pre-tax book income (loss) from continuing operations for the years ended December 31, was earned in the following jurisdictions (in thousands):

	2000	1999	1998

	(As restated	(As restated	(As restated
	see Note 3)	see Note 3)	see Note 3)
Domestic	$(83,822)	$(249,520)	$117,375
Foreign	(28,554)	88,798	14,632

	$(112,376)	$(160,722)	$132,007

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,

	2000	1999	1998

	(As restated	(As restated	(As restated
	see Note 3)	see Note 3)	see Note 3)
Federal:
Current	$2,949	$30,565	$111,419
Deferred	(18,594)	(68,659)	(41,311)

Total federal	(15,645)	(38,094)	70,108
State:
Current	275	216	21,224
Deferred	(4,465)	(5,160)	(5,633)

Total state	(4,190)	(4,944)	15,591
Foreign:
Current	39,423	47,569	13,874
Deferred	(3,084)	(8,028)	—

Total Foreign	36,339	39,541	13,874

Provision for income taxes	$16,504	$(3,497)	$99,573

      Significant components of net deferred tax assets at December 31 are as follows (in thousands):

	Years Ended December 31,

	2000	1999	1998

	(As restated	(As restated	(As restated
	see Note 3)	see Note 3)	see Note 3)
Deferred revenue	$25,372	$10,786	$10,390
State taxes	110	546	2,082
Accrued liabilities and reserves	61,290	54,355	53,394
Depreciation and amortization	83,327	43,581	30,533
Tax credits	90,524	56,211	—
Net operating loss carryover	68,386	81,570	30,130

	329,009	247,049	126,529
Valuation allowance	(121,977)	(63,556)	(22,458)

	207,032	183,493	104,071
Deferred liability	7,971	10,575	13,000

Net deferred tax asset	$199,061	$172,918	$91,071

Current portion	$86,771	$79,186	$65,866
Non-current portion	112,290	93,732	25,205

	$199,061	$172,918	$91,071

      Realization of net deferred tax assets of $199.1 million as of December 31, 2000 is dependent on generating sufficient future taxable income, which is not assured. The amount of the deferred tax asset

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. A valuation allowance has been recorded as a result of uncertainties related to the deferred tax asset realization.

      At December 31, 2000, the Company has available net operating loss carry-forwards for income tax purposes of approximately $195.3 million; U.S. federal losses of approximately $170.8 million, which expire from 2009 to 2021, and foreign losses of approximately $24.5 million, which have no expiration. A valuation allowance has been recorded primarily for certain loss carryforwards and foreign tax credits due to uncertainty of future utilization.

      U.S. income taxes were not provided for on a cumulative total of approximately $17.6 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

      The Company’s effective tax rate on income before income taxes differs from the U.S. Federal statutory regular tax rate as follows:

	Years Ended December 31,

	2000	1999	1998

	(As restated	(As restated	(As restated
	see Note 3)	see Note 3)	see Note 3)
U.S. Federal income tax provision (benefit) statutory rate	$(39,332)	$(56,253)	$46,202
State taxes provision (benefit)	(4,790)	(6,597)	6,135
Non deductible acquisition and other costs	13,733	43,371	40,900
Tax exempt interest income	—	—	(1,392)
Foreign earnings taxed at rates different than the U.S. rate	(337)	8,462	(8,753)
Goodwill and other permanent differences	25,354	21,020	22,481
Tax credits	(4,583)	(13,500)	(6,000)
Subsidiary losses not benefited	26,459	—	—

	$16,504	$(3,497)	$99,573

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Net Income (Loss) Per Share

      In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2000	1999	1998

	(As restated	(As restated	(As restated
	see Note 3)	see Note 3)	see Note 3)
Numerator — Basic
Net income (loss)	$(123,926)	$(156,885)	$32,434
Numerator — Diluted
Net income (loss)	$(123,926)	$(156,885)	$32,434
Interest on convertible debentures(1)	—	—	—

	$(123,926)	$(156,885)	$32,434

Denominator — Basic
Basic weighted average common shares outstanding	138,072	138,695	133,075

Denominator — Diluted
Basic weighted average common shares outstanding	138,072	138,695	133,075
Effective of dilutive securities:
Common stock options(2)	—	—	5,534

Diluted weighted average shares	138,072	138,695	138,609

Net income (loss) per share — Basic	$(0.90)	$(1.13)	$0.24

Net income (loss) per share — Diluted	$(0.90)	$(1.13)	$0.23

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 7.6 million for the years ended December 31, 2000, 1999, and 1998.

(2)	Common stock options were excluded from the calculation since the effect was anti-dilutive. The total number of options excluded from the calculation related was 19.2, 20.1, and 19.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

15.     Business Segment and Major Customer Information

      The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. In fiscal year 1998, the Company determined that it had a single reporting segment consisting of the development, sale, and support of computer security and management software. Since then, the Company established two of its subsidiaries, McAfee.com and myCIO.com, as a separate business entities. The Company has evaluated its product segments in accordance with SFAS 131 and has concluded that its reportable segments are computer security and management software (“Infrastructure”), consumer PC security and management software on the Internet (“McAfee.com”), and a business infrastructure ASP, which delivers managed security services (“myCIO.com”). Management measures profitability for its business based on these three segments.

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

      Summarized pre-tax financial information concerning the Company’s reportable segments in the years ended December 31, 2000 and 1999 is provided as follows (in thousands):

	Years Ended December 31,

	2000	1999	1998

	(As restated	(As restated	(As restated
	and reclassified	and reclassified	and reclassified
	see Note 3)	see Note 3)	see Note 3)
Infrastructure:
Net revenue	$643,166	$586,487	$955,391
Segment loss	(71,588)	(128,960)	34,427
McAfee.com:
Net revenue	46,866	24,497	6,292
Segment loss	(27,469)	(27,925)	(1,993)
myCIO.com:
Net revenue	7,710	N/A	N/A
Segment loss	(24,869)	N/A	N/A

	December 31,	December 31,
	2000	1999

	(As restated	(As restated
	see Note 3)	see Note 3)
Infrastructure:
Total Assets	$1,275,247	$1,394,510
McAfee.com:
Total Assets	98,132	95,287
myCIO.com:
Total Assets	18,241	N/A

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents information about the revenue and long-lived assets by geographical area as of and for the years ended December 31 (in thousands):

	2000	1999	1998

	(As restated	(As restated	(As restated
	see Note 3)	see Note 3)	see Note 3)
Revenue
United States	$430,638	$340,399	$606,819
Netherlands	210,308	203,853	213,725
Other International	56,796	66,732	141,139

Total	$697,742	$610,984	$961,683

Long-Lived Assets
United States	$61,543	$33,569	$39,429
United Kingdom	—	—	6,713
Other Foreign	13,956	11,823	8,347

Total	$75,499	$45,392	$54,489

      Revenue from the Netherlands relates to sales activities in Europe, Mexico, Canada, and Asia-Pacific, excluding Japan. Sales activities include billing and shipping activities.

      Revenue information on a product and service basis is as follows (in thousands):

	2000	1999

	(As restated	(As restated
	and reclassified	and reclassified
	see Note 3)	see Note 3)
Software licenses	$364,266	$346,850
Maintenance	160,662	160,005
Hardware	80,755	42,189
Consulting	34,578	27,311
Other	57,481	34,629

Total	$697,742	$610,984

      Due to various acquisitions during 1998, revenue information on a product and service basis for 1998 is not presented as it is impracticable to do so.

      At December 31, 2000, two customers had accounts receivable balances greater than 10% our total accounts receivable balance. During 2000, one customer accounted for 21% of the total revenue for the year. No other customer accounted for more than 10% of the total revenue in 1999.

16.     Litigation

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costly, could cause the diversion of management’s attention and could have a material adverse effect on the Company’s business, results of operations and financial condition.

     Securities Cases

      In Re Network Associates, Inc. Securities Litigation. On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 19, 1999. Twenty-five similar actions asserting virtually identical allegations were filed by other plaintiffs. The Court consolidated these cases and an amended complaint was filed. Defendants filed a motion to dismiss on June 6, 2000. The Court granted in part and dismissed in part the motion to dismiss. The Court allowed only plaintiffs’ claims related to In-Process Research and Development to go forward and shortened the class period to April 6, 1999. Plaintiffs filed a First Amended Consolidated Complaint, and defendants filed an answer. (See Note 21 for a discussion of the recent settlement agreement.)

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

      Gage v. Network Associates. A similar case, captioned Gage v. Network Associates, Inc., et al., Civil Action No. B C211552, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Sections 25400 et seq. of the California Corporations Code, Section 17200 of the California Business and Professions Code, and breach of fiduciary duty. The parties stipulated to transfer the action to Santa Clara County Superior Court where it is now pending under Civil Action No. CV-785715. The complaint was dismissed without prejudice. Gage filed a First Amended Complaint asserting claims in his individual capacity, which was dismissed without prejudice. Gage then filed a Second Amended Complaint. The individual defendants’ and Network Associates’ demurrer to the Second Amended Complaint was overruled in part, sustained in part with prejudice, and sustained in part without prejudice. Gage has filed a Third Amended Complaint. A Motion to Strike certain allegations of the Third Amended Complaint is pending. Discovery is ongoing.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Litigation

      Hilgraeve v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation (“Hilgraeve”) in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates’ VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve’s action seeks injunctive relief and unspecified money damages. The District Court granted Network Associates’ motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. The Court has set a hearing on NAI’s further summary judgment motion for April 25, 2001.

      Hilgraeve, Inc. and Hilgraeve Associates v. Network Associates. On October 10, 2000, Hilgraeve filed another complaint against Network Associates, also in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates’ Webshield Proxy product infringes the same Hilgraeve patent in the first suit. Hilgraeve’s action seeks injunctive relief and unspecified money damages. The Court has stayed this action until April 25, 2001, pending the hearing on NAI’s summary judgment in the related matter (see above) that day.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Homenexus Inc. f/k/a HomeRun Network, Inc. v. DirectWeb, Inc., et al, No. 99-CV-2316 (CRW) (E.D. Pa.). In this action, filed in federal court in the Eastern District of Pennsylvania on May 5, 1999, plaintiff Homenexus alleges that DirectWeb successfully conspired with all defendants, including Network Associates and William Larson, to wrongly misappropriate plaintiff’s purported proprietary business plan and to deliberately infringe plaintiff’s purported trade dress in its alleged web-site. The complaint further alleges that all defendants conspired to commit, and did commit, the torts of conversion and unfair competition. Plaintiff filed an amended complaint on June 21, 2000, adding a new defendant, Riaz Karamali.

17.     Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the impact of SFAS 133, as amended, will not have a material effect on the financial position or results of operations of the Company.

      In March 2000 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25 (“Interpretation”). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000.

18.     Related Party Transactions

      The Company purchased 3,948,199 shares of Series A Preferred Stock of DirectWeb, Inc. for $2.5 million, and 4,615,385 shares of Series B Preferred Stock for $6.0 million in 1999. DirectWeb, Inc. is a subscription-based online service offering a complete turnkey Windows-98 based PC, unlimited Internet access and technical support for a fixed user only fee. In connection with the formation of DirectWeb, the Company received a warrant to acquire 3,175,000 shares of DirectWeb common stock for total consideration of $317.50. Prior to the transactions described below, on an as converted basis and excluding shares that may be acquired upon exercise of its warrant, the Company’s total DirectWeb investment represented approximately 12.3% of DirectWeb’s outstanding capital stock. With respect to this balance, approximately 35.2% was owned by William L. Larson, a DirectWeb founder and the Company’s Chief Executive Officer; 35.4% was owned by Dennis Cline, a DirectWeb founder and the Company’s former Vice President of Worldwide Sales; and 17.1% was owned by unrelated third party investors who, along with the Company, invested in DirectWeb’s Series A and Series B Preferred Stock.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

William L. Larson sold approximately 83.0% of his stake in DirectWeb to Dennis Cline in November 1999. He retains an approximately 5.9% ownership interest in DirectWeb.

19.     Stock Option Repricing

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

      In accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” the Company incurred an initial stock-based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $6.7 million was expensed for the year ended December 31, 2000.

      In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25 (“Interpretation”). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock-based compensation awards in a business combination. As of July 1, 2000 this guidance was effective.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Fixed Assets Sale-Leaseback

      On September 20, 1999, the Company sold approximately $6.6 million of fixed assets, consisting mostly of computer equipment, to a third party and leased them back under an operating lease. The initial term of the lease is 12 months, with an option to renew the lease for an additional 12 months. In October 2000, the Company repurchased the fixed assets for approximately $5.2 million.

21.     Subsequent Events (unaudited)

      On January 24, 2001, the Company’s board of directors authorized the reservation of an additional 3 million options for the 2000 Nonstatutory Stock Option Plan.

      On February 2, 2001, the Company settled the remaining put options which resulted in us purchasing 2.0 million shares of our stock for approximately $53.8 million.

      In February 2001, the Company announced its plan to reintegrate myCIO.com’s operations with its own, while continuing to offer myCIO.com’s products and services as key offerings. Beginning 2001, myCIO.com will no longer constitute a separate business segment.

      In February 2001, the Company settled In Re Network Associates, Inc. Securities Litigation a consolidated action filed in April 1999, in Federal District Court. The amount of the settlement is $30.0 million and is being funded principally by the Company’s Directors and Officers insurance carriers. The settlement is subject to court approval.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 28 day of June, 20002.

NETWORKS ASSOCIATES, INC.

/s/ GEORGE SAMENUK

George Samenuk
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 28, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ GEORGE SAMENUK (George Samenuk)	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ STEPHEN C. RICHARDS (Stephen C. Richards)	Chief Operating Officer and Chief Financial Officer
/s/ LESLIE G. DENEND (Leslie G. Denend)	Director
/s/ ROBERT DUTKOWSKY (Robert Dutkowsky)	Director
/s/ ROBERT PANGIA (Robert Pangia)	Director
/s/ LIANE WILSON (Liane Wilson)	Director

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

Networks Associates, Inc.
Santa Clara, California

Our audits of the consolidated financial statements referred to in our report dated January 24, 2001, except as to Note 3, which is as of May 17, 2002, appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As indicated in Note 3 to these accompanying consolidated financial statements, the Company has restated and reclassified its consolidated financial statements for the years ended December 31, 2000, 1999 and 1998.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 24, 2001, except as to Note 3,
which is as of May 17, 2002

SCHEDULE II

NETWORKS ASSOCIATES, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

At December 31, 2000, as Restated

	Balance at	Additions Charged
	Beginning of	to Expense		Balance at End
	Period	or Revenue	Deductions	of Period

	(In thousands)
Year Ended December 31, 2000
Allowance for Doubtful Accounts	$16,249	$9,924	$10,841	$15,332
Allowance for Sales Returns	$72,298	$100,202	$121,420	$51,080
Year Ended December 31, 1999
Allowance for Doubtful Accounts	$11,682	$44,809	$40,242	$16,249
Allowance for Sales Returns	$85,631	$178,118	$191,451	$72,298
Year Ended December 31, 1998
Allowance for Doubtful Accounts	$5,107	$11,283	$4,708	$11,682
Allowance for Sales Returns	$21,294	$91,870	$27,533	$85,631

EXHIBIT INDEX

Exhibit		Page
Number	Exhibit Title	Number

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	Stock Exchange Agreement dated January 13, 1996 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA Acquisition Corp.(4)
2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman, Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	Stock Purchase Agreement, dated as of May 8, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(21)
2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(22)
3.1	Second Restated Certificate of Incorporation of Networks Associates, Inc., as amended on December 1, 1997.(6)
3.2	Restated Bylaws of Networks Associates, Inc.(6)
3.3	Certificate of Designation of Series A Preferred Stock of Networks Associates, Inc.(9)
3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(23)
4.2	Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)
4.5	Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)
4.6	Registration Rights Agreement, dated as of February 13, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated.(10)
4.7	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.10	Registration Rights Agreement dated May 8, 1998, by and between the Registrant and the stockholders of Secure Networks, Inc.(8)
4.11	Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB Consulenza Software di Base S.r.l. (“CSB”).(11)

Exhibit		Page
Number	Exhibit Title	Number

4.12	Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware Seguridad Informatica S.A.(11)
4.13	Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA Information Security Holding AB.(24)
10.1	Standard Business Lease (Net) for Network General’s principal facility dated June 19, 1991, between Network General and Menlo Oaks Partners, L.P.(12)
10.2	First Amendment to Lease dated June 10, 1992, between Network General and Menlo Parks Partners, L.P.(12)
10.3	Standard Business Lease (Net) for Network General’s principal facility dated March 11, 1992, between Network General and Menlo Oaks Partners L.P.(13)
10.4	First Amendment to Lease dated June 18, 1992, between Network General and Menlo Oaks Partners, L.P.(12)
10.5	Lease dated March 31, 1992, between Network General and Equitable Life Assurance Society of the United States.(12)
10.6	Second Amendment to Lease dated February 1, 1995, between Network General and Menlo Oaks Partners, L.P.(13)
10.7	Third amendment to Lease dated February 1, 1995 between Network General and Menlo Oaks Partners L.P.(13)
10.8	Fourth Amendment to Lease dated May 31, 1995, between Network General and Menlo Oaks Partners, L.P.(14)
10.9	Fifth Amendment to Lease dated June 13, 1995, between Network General and Menlo Oaks Partners, L.P.(14)
10.10	Lease dated July 3, 1996 between Network General and Campbell Avenue Associates.(15)
10.11	Sixth Amendment to Lease dated November 29, 1996, between Network General and Menlo Oaks Partners, L.P.(15)
10.12	Sublease Agreement for facility at 2805 Bowers Avenue, Santa Clara, California, dated as of February 20, 1997, by and between McAfee Associates, Inc. and National Semiconductor Corporation.(16)
10.13	Lease Agreement dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.14	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and Networks Associates, Inc.(4)
10.15	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., Networks Associates, Inc. and Birk S. McCandless, LLC.(4)
10.16	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.17	Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(17)
10.18*	1997 Stock Incentive Plan.(17)
10.19*	Stock Option Plan for Outside Directors.(18)
10.20*	2000 Nonstatutory Stock Option Plan, as amended(27)
10.21*	Change in control agreement between the Company and Peter Watkins dated May 11, 1999.(25)

Exhibit		Page
Number	Exhibit Title	Number

10.22*	Change in control agreement between the Company and William L. Larson dated May 11, 1999.(25)
10.23*	Change in control agreement between the Company and Prabhat K. Goyal dated May 11, 1999.(25)
10.24*	Change in control agreement between the Company and Zachary Nelson, dated May 11, 1999.(25)
10.25	Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.26	Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999.(26)
10.27	Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.28	Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.29	Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.30	Tax Sharing Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999.(26)
10.31	Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.32	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.33*	Employment Agreement between George Samenuk and Registrant, dated January 2, 2001(27)
10.34*	Agreement between the Registrant and William Larson, dated January 2, 2001(27)
10.35*	Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001(27)
10.36*	Agreement between the Registrant and Peter Watkins, dated December 26, 2000(27)
21.1	Subsidiaries of Network Associates, Inc.(27)
23.1	Consent of PricewaterhouseCoopers LLP

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 12, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1997.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on August 5, 1998.

(12)	Incorporated by reference from the Network General Corporation’s Report on Form 10-K for the year ended March 31, 1992. Network General’s filings with the Commission were made under File Number 0-17431.

(13)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended December 31, 1994. Network General’s filings with the Commission were made under File Number 0-17431.

(14)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended June 30, 1995. Network General’s filings with the Commission were made under File Number 0-17431.

(15)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended June 30, 1996. Network General’s filings with the Commission were made under File Number 0-17431.

(16)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997.

(17)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on July 31, 1995.

(18)	Incorporated by reference from the Registrant’s Report on Form S-8 filed with the Commission on December 2, 1997.

(19)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(20)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(21)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(22)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(23)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(24)	Incorporated by reference from the Registrant’s report on form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.

(25)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(26)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(27)	Incorporated by reference from the Registrant’s Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.