Form 10-Q/A
period 2001-03-31
NETWORKS ASSOCIATES INC/
filed 2002-06-28
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/ A

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      136,665,321 shares of the registrant’s common stock, $0.01 par value, were outstanding as of March 31, 2001.

EXPLANATORY NOTE:

      THIS 10-Q/ A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 2 AND 3 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THE FORM 10-Q/ A IS AS OF MARCH 31, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

This document contains 51 pages.

The Exhibit Index is on page 48.

NETWORKS ASSOCIATES, INC.

FORM 10-Q/A

March 31, 2001

CONTENTS

Item
Number		Page

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements, as restated
	Condensed Consolidated Balance Sheets:
	March 31, 2001 and December 31, 2000	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
	Three months ended March 31, 2001 and 2000	2
	Condensed Consolidated Statements of Cash Flows:
	Three months ended March 31, 2001 and 2000	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 2.	Changes in Securities	46
Item 3.	Defaults in Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits and Reports on Form 8-K	46
SIGNATURES		47
EXHIBIT INDEX		48

i

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(As restated	(As restated
	see Note 2)	see Note 2)

	(In thousands,
	except share data)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$298,354	$275,539
Short term marketable securities	70,894	85,721
Accounts receivable, net	80,457	122,315
Prepaid expenses, income taxes and other current assets	43,024	50,346
Deferred taxes	96,963	86,771

Total current assets	589,692	620,692
Long term marketable securities	267,286	332,893
Fixed assets, net	75,348	75,499
Deferred taxes	125,452	120,261
Intangibles and other assets	220,951	242,275

Total assets	$1,278,729	$1,391,620

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,469	$46,816
Accrued liabilities	242,935	254,282
Deferred revenue	163,543	151,566

Total current liabilities	439,947	452,664
Deferred taxes	7,161	7,971
Deferred revenue, less current portion	27,779	26,592
Convertible debt	399,858	396,336
Other long term debt and liabilities	861	532

Total liabilities	875,606	884,095

Commitments and contingencies (Note 10)
Minority Interest	10,576	11,067
Common stock, $0.01 par value; Authorized: 300,000,000; Issued: 139,328,528 shares at March 31, 2001 and December 31, 2000; Outstanding: 136,665,321 shares at March 31, 2001 and 138,089,775 shares at December 31, 2000	1,393	1,381
Treasury stock, at cost: 2,663,207 shares at March 31, 2001 and 1,238,753 shares at December 31, 2000	(65,127)	(23,186)
Additional paid-in capital	687,247	685,423
Accumulated other comprehensive loss — unrealized gain (loss) on investments and foreign currency translation	(39,595)	(31,266)
Accumulated Deficit	(191,371)	(135,894)

Total stockholders’ equity	392,547	496,458

Total liabilities, minority interest, and stockholders’ equity	$1,278,729	$1,391,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,

	2001	2000

		(As restated
	(As reclassified	and reclassified
	see Note 2)	see Note 2)

	(In thousands, except
	per share data)
	(Unaudited)
Net revenue:
Product	$92,501	$139,671
Services and support	63,095	47,517

Total net revenue	155,596	187,188

Cost of net revenue:
Product	23,460	22,738
Services and support	13,227	9,275

Total cost of net revenue	36,687	32,013

Operating costs and expenses:
Research and development(1)	39,973	41,175
Marketing and sales(2)	100,817	93,315
General and administrative(3)	22,139	13,413
Amortization of intangibles	15,845	14,430

Total operating cost and expenses	178,774	162,333

Loss from operations	(59,865)	(7,158)
Interest and other income and expense, net	1,362	7,252
Gain (loss) on investments, net	—	40,373

Income (loss) before provision for income taxes and minority interest	(58,503)	40,467
Provision for (benefit from) income taxes	(10,440)	20,999

Net income (loss) before minority interest	(48,063)	19,468
Minority interest in loss of consolidated subsidiaries	702	1,123

Net income (loss)	$(47,361)	$20,591

Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	$(8,013)	$5,630
Foreign currency translation loss	(316)	(1,965)

Comprehensive income (loss)	$(55,690)	$24,256

Net income (loss) per share — basic	$(0.35)	$0.15

Shares used in per share calculation — basic	137,140	138,877

Net income (loss) per share — diluted	$(0.35)	$0.14

Shares used in per share calculation — diluted	137,140	144,372

(1)	Includes stock-based compensation charge of $91 and $454 for the three months ended March 31, 2001 and 2000, respectively.

(2)	Includes stock-based compensation charge of $144 and $720 for the three months ended March 31, 2001 and 2000, respectively.

(3)	Includes stock-based compensation charge of $1,421 and $392 for the three months ended March 31, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2001	2000

		(As restated
		see Note 2)

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(47,361)	$20,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and bad debt expense	14,693	18,813
Interest on convertible notes	4,687	4,465
Realized gain (loss) on investments	(3,876)	125
Impairment of strategic investments	5,000	—
Minority interest	(702)	(1,123)
Deferred taxes	(17,249)	(10,676)
Stock compensation charges	1,656	1,566
Gain on sale of Goto.com investment	—	(28,551)
Gain on sale of Network Associates Japan investment	—	(11,947)
Changes in assets and liabilities:
Accounts receivable	54,018	13,151
Prepaid expenses, taxes and other	974	(12,654)
Accounts payable and accrued liabilities	(21,307)	35,310
Deferred revenue	16,411	3,728

Net cash provided by operating activities	6,944	32,798

Cash flows from investing activities:
Purchase of marketable securities	(107,164)	(150,490)
Proceeds from sale of marketable securities	183,277	170,216
Purchase of investments	—	(4,650)
Proceeds from Goto.com investment	—	36,750
Proceeds from sale of shares of Network Associates Japan	—	11,947
Acquisitions by subsidiary	—	(1,981)
Additions to fixed assets	(8,752)	(11,144)

Net cash provided by investing activities	67,361	50,648

Cash flows from financing activities:
Repayment of notes payable	—	(67)
Proceeds from issuance of common stock from option plan and stock purchase plans	4,682	9,440
Repurchase of common stock	(53,800)	(27,442)
Other	(548)	1,330
Proceeds from sale of put options	—	7,890

Net cash used in financing activities	(49,666)	(8,849)

Effect of exchange rate fluctuations	(1,824)	(22,069)

Net increase in cash and cash equivalents	22,815	52,528
Cash and cash equivalents at beginning of period	275,539	316,784

Cash and cash equivalents at end of period	$298,354	$369,312

Non cash investing activities:
Unrealized gain (loss) on investments	$(8,013)	$5,630

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

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/ A filed with the Securities and Exchange Commission on June 28, 2002. The balance sheet at December 31, 2000 has been derived from the audited financial statements as of and for the year ended December 31, 2000, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Certain reclassifications have been made to the 2000 unaudited condensed consolidated financial statements and related notes to conform to the 2001 presentation.

2.     Restatement and Adoption of New Accounting Pronouncements

      On April 25, 2002, the Company announced that it had discovered accounting inaccuracies in certain prior period financial statements requiring restatement of the financial statements for these periods. The Company conducted an internal investigation under the direction of the Audit Committee of its Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, the Company announced that the Audit Committee of its Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, the Company’s statement of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, the Company announced the restatement of its December 31, 2001 and March 31, 2002 balance sheets. As a result, the Company is also restating its condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000 and condensed consolidated balance sheet as of March 31, 2001, which are included in this Form 10-Q/A. The statement of operations and cash flows for the year ended March 31, 2001 were not impacted by this restatement.

      The Audit Committee’s investigation determined that inaccurate accounting entries were made in 2000, 1999 and 1998, which required restatement. In 2000, these entries (a) recorded payments to a distributor in a balance sheet tax liability account instead of reducing Net revenue, (b) reclassified amounts from a tax liability account to the general and administrative and marketing and sales liability accounts, understating general and administrative and marketing and sales expenses, (c) recorded additions to sales return reserves as tax expense rather than as a reduction of Net revenue, (d) increased a tax liability account by reducing Net revenue and (e) adjusted the foreign currency accounts resulting in an overstatement of Net revenue and an understatement of Interest and other income. Additional entries had the effect of overstating Net revenue, overstating Operating costs and expenses, and understating Interest and other income. In the aggregate for 2000, the adjustments for these entries and related tax effects increased previously reported net loss by

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$21.2 million from $102.7 million to $123.9 million, and increased previously reported basic and diluted net loss by $0.16 per share.

      Generally, the entries in 1999 reclassified amounts from the tax liability accounts to operating expense liability accounts and sales return reserves. In the aggregate for 1999, the adjustments for these entries and related tax effects reduced previously reported net loss by $3.0 million from $159.9 million to $156.9 million, and reduced previously reported basic and diluted net loss by $0.02 per share.

      The entries made during 1998 reclassified amounts from the tax liability accounts to operating expense liability accounts. In the aggregate for 1998, the adjustments for these entries and related tax effects reduced previously reported net income by $4.0 million from $36.4 million to $32.4 million, and reduced previously reported basic and diluted net income by $0.03 per share.

      The results of the Audit Committee’s investigation and the required restatement are set forth and described in greater detail in Network Associates’ audited consolidated financial statements contained in the 2001 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2002.

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

      The condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000 and the condensed consolidated statements of operations for the three months ended March 31, 2000 contained herein have been restated to incorporate the adjustments described herein and the related tax effects. In addition, for the periods ended March 31, 2001 and 2000, the Company reclassified amounts of approximately $14.7 million and $9.0 million, respectively, from marketing and sales expense to revenue upon the adoption of EITF 01-09.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are reconciliations of the Company’s financial position and results of operations from financial statements previously filed to these restated and reclassified financial statements (in thousands, except per share data):

Balance Sheet as of March 31, 2001

		Cumulative
	As Previously	Effect of Prior
	Reported	Year Changes	As Restated

Cash and cash equivalents	$298,354	$—	$298,354
Short-term marketable securities	70,894	—	70,894
Accounts receivable, net	80,457	—	80,457
Prepaid expenses, income taxes and other current assets	43,024	—	43,024
Deferred taxes	96,963	—	96,963

Total current assets	589,692	—	589,692
Long-term marketable securities	267,286	—	267,286
Fixed assets, net	75,348	—	75,348
Deferred taxes	118,680	6,772	125,452
Intangible assets and other assets	220,951	—	220,951

Total assets	$1,271,957	$6,772	$1,278,729

Accounts payable	$33,469	$—	$33,469
Accrued liabilities	213,970	28,965	242,935
Deferred revenue	163,543		163,543

Total current liabilities	410,982	28,965	439,947
Deferred taxes	7,161	—	7,161
Deferred revenue, less current portion	27,779	—	27,779
Convertible debt	399,858	—	399,858
Other long term debt and liabilities	861	—	861

Total liabilities	846,641	28,965	875,606

Minority interest	10,576	—	10,576
Common stock	1,393	—	1,393
Treasury stock	(65,127)	—	(65,127)
Additional paid-in capital	687,247	—	687,247
Accumulated other comprehensive loss	(39,595)	—	(39,595)
Accumulated deficit	(169,178)	(22,193)	(191,371)

Total stockholders’ equity	414,740	(22,193)	392,547

Total liabilities, minority interest and stockholders’ equity	$1,271,957	$6,772	$1,278,729

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet as of December 31, 2000

		Cumulative
	As	Effect of
	Previously	Prior Year
	Reported	Changes	Inaccuracies	As Restated

Cash and cash equivalents	$275,539	$—	$—	$275,539
Short-term marketable securities	85,721	—	—	85,721
Accounts receivable, net	122,315	—	—	122,315
Prepaid expenses, income taxes and other current assets	50,346	—	—	50,346
Deferred taxes	86,771	—	—	86,771

Total current assets	620,692	—	—	620,692
Long-term marketable securities	332,893	—	—	332,893
Fixed assets, net	75,499	—	—	75,499
Deferred taxes	113,489	10,403	(3,631)	120,261
Intangible assets and other assets	242,275	—	—	242,275

Total assets	$1,384,848	$10,403	$(3,631)	$1,391,620

Accounts payable	$46,816	$—	$—	$46,816
Accrued liabilities	225,317	11,391	17,574	254,282
Deferred revenue	151,566		—	151,566

Total current liabilities	423,699	11,391	17,574	452,664
Deferred taxes	7,971	—	—	7,971
Deferred revenue, less current portion	26,592	—	—	26,592
Convertible debt	396,336	—	—	396,336
Other long term debt and liabilities	532	—	—	532

Total liabilities	855,130	11,391	17,574	884,095

Minority interest	11,067	—	—	11,067
Common stock	1,381	—	—	1,381
Treasury stock	(23,186)	—	—	(23,186)
Additional paid-in capital	685,423	—	—	685,423
Accumulated other comprehensive loss	(31,266)	—	—	(31,266)
Accumulated deficit	(113,701)	(988)	(21,205)	(135,894)

Total stockholders’ equity	518,651	(988)	(21,205)	496,458

Total liabilities, minority interest and stockholders’ equity	$1,384,848	$10,403	$(3,631)	$$1,391,620

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for the Three Months Ended March 31, 2000

	As Previously		EITF No. 01-09	As Restated and
	Reported	Inaccuracies	Reclassifications	Reclassified

Net revenue:
Product	$166,939	$(18,288)	$(8,980)	$139,671
Services and support	47,517	—	—	47,517

Total net revenue	214,456	(18,288)	(8,980)	187,188

Cost of net revenue:
Product	23,738	(1,000)	—	22,738
Services and support	9,275	—	—	9,275

Total cost of net revenue	33,013	(1,000)	—	32,013

Operating costs and expenses:
Research and development	41,675	(500)	—	41,175
Marketing and sales	95,995	6,300	(8,980)	93,315
General and administrative	20,876	(7,463)	—	13,413
Amortization of intangibles	14,430	—	—	14,430

Total operating costs and expenses	172,976	(1,663)	(8,980)	162,333

Income (loss) from operations	8,467	(15,625)	—	(7,158)
Interest and other income and expense, net	4,602	2,650	—	7,252
Gain (loss) on investments, net	40,373	—	—	40,373

Income before provision for income taxes and minority interest	53,442	(12,975)	—	40,467
Provision for income taxes	25,540	(4,541)	—	20,999

Net income before minority interest	27,902	(8,434)	—	19,468
Minority interest in loss of consolidated subsidiaries	1,123	—	—	1,123

Net income	$29,025	$(8,434)	$—	$20,591

Basic and diluted net income per share:
Net income per share — basic	$0.21			$0.15
Net income per share — diluted	$0.20			$0.14
Basic shares	138,877			138,877
Diluted shares	144,372			144,372

3.     Business Segment Information

      In 2000, the Company established a subsidiary, McAfee.com, as a separate business entity. The Company evaluated its product segments in 2001 and concluded that its reportable segments were computer security and management software, including managed security and availability applications services on the Internet (“Infrastructure”) and consumer PC security and management software on the Internet (“McAfee.com”). Management measures profitability for its business based on these two segments.

      The Infrastructure segment consists of anti-virus, network management, security and help desk software. These products are marketed and sold through a direct sales force to distributors, retailers, and end users

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Summarized pre-tax financial information concerning the Company’s reportable segments is provided as follows (in thousands):

	Three Months Ended
	March 31,

	2001	2000

		(As restated
	(As	and
	reclassified	reclassified
	see Note 2)	see Note 2)
Infrastructure:
Net revenues	$142,780	$176,930
Segment operating income (loss)	(57,147)	772
McAfee.com:
Net revenues	12,816	10,258
Segment operating loss	(2,718)	(7,930)

	March 31,	December 31,
	2001	2000

	(As restated	(As restated
	see Note 2)	see Note 2)
Infrastructure:
Total assets	$1,180,645	$1,293,488
McAfee.com:
Total assets	98,084	98,132

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In addition, variable plan accounting as described above, applied to options issued to employees of McAfee.com and myCIO.com as a replacement for Company options which were subject to the repricing described above. As a result, the Company will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000. Because myCIO.com employees were reintegrated into the Company’s Infrastructure segment, the Company will record charges for McAfee.com and the Infrastructure segment.

      During the three months ended March 31, 2001, the Company did not incur charges to earnings related to options subject to variable plan accounting as the Company’s stock price was below the July 1, 2000 closing price of $20.375. As of March 31, 2001 the Company and McAfee.com had options, outstanding and subject to variable plan accounting, amounting to 4.3 million and 59,542, respectively. Depending on movements in the market value of the Company’s common stock, the accounting treatment may result in significant additional compensation charges in future periods.

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

      On August 3, 1999, February 16, 2000 and May 31, 2000, Network Associates sold “European style” put options for 3 million shares of the Company’s common stock as part of its stock repurchase plan. The strike price for these put options was $20.00, $30.00 and $24.07, respectively. The Company received total proceeds of approximately $19.1 million from the sale. In August 2000, put options sold on August 2, 1999 for 1 million shares were exercised in the Company’s stock. The strike price for these put options was $20.00. In February 2001, the Company settled the remaining put options which resulted in the purchase of 2 million shares of the Company’s common stock for approximately $53.8 million.

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mr. Watkins continue to vest while they each serve one-year terms as special advisors to the Company. As a result, the Company recorded stock compensation charges of approximately $603,000 in the three months ended March 31, 2001.

      On January 3, 2001, the Company entered into an employment agreement with George Samenuk. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The Company’s right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk’s employment with the Company with the remaining 50% on the second year anniversary of Mr. Samenuk’s employment with the Company. The fair value of the restricted stock was determined to be approximately $1.7 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of the Company’s common stock on Mr. Samenuk’s employment commencement date. In the three months ended March 31, 2001, the Company recognized $209,000 related to stock compensation associated with Mr. Samenuk’s restricted stock.

5.     Stockholders’ Equity

Stock Option Plans

      On January 24, 2001, the Company’s board of directors authorized the reservation of an additional 3 million options for the 2000 Nonstatutory Stock Option Plan.

Warrants

      On January 3, 2001, the Company’s board of directors appointed George Samenuk as the company’s chief executive officer. In January 2001, upon completion of the search for the Company’s CEO, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $530,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; expected life of 3 years; dividend yield of 0; and expected volatility of 91%. This amount was charged against earnings in the current period and included in general and administrative expenses in the accompanying financial statements.

6.     Recent Accounting Pronouncements

      In June of 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments — Deferral of the Effective date of SFAS Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until June 15, 2000. The Company has adopted SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. SFAS 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Net Income (Loss) Per Share

      In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2001	2000

		(As restated
		see Note 2)

Numerator — Basic
Net income (loss)	$(47,361)	$20,591

Numerator — Diluted Net income (loss)	$(47,361)	$20,591
Interest on convertible debentures(1)	—	—

	$(47,361)	$20,591

Denominator — Basic
Basic weighted average common shares outstanding	137,140	138,877

Denominator — Diluted
Basic weighted average common shares outstanding	137,140	138,877
Effect of dilutive securities:
Common stock options(2)	—	5,495

Diluted weighted average shares	137,140	144,372

Net income (loss) per share — Basic	$(0.35)	$0.15

Net income (loss) per share — Diluted	$(0.35)	$0.14

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 7.6 million for the three months ended March 31, 2001 and 2000, respectively.

(2)	Common stock options were excluded from the March 31, 2001 calculation since the effect was anti-dilutive. The total number of options excluded from the calculation was 31.1 million and 9.7 million for the three months ended March 31, 2001 and 2000, respectively.

8.     Acquisitions by Subsidiaries

      On February 15, 2000, Network Associates’ subsidiary, McAfee.com, acquired all of the outstanding capital stock of Signal 9 Solutions Canada, Inc., a privately held provider of personal firewall software, for approximately $2.0 million in cash and 385,001 shares of McAfee.com Class A common stock. The total purchase price was approximately $18.0 million, including transaction costs. McAfee.com recorded the total purchase price as purchased technology and goodwill, and will be amortized on a straight-line basis over three years. The activities of the acquired company were insignificant.

9.     Impairment of Strategic Investments

      The Company assesses the recoverability of the carrying value of strategic investments on a regular basis. Factors we consider important which could trigger an impairment include, but are not limited to, the

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likelihood that the related company would have insufficient cash flows to operate for the next twelve months. During the first quarter of 2001, the Company recorded a $5.0 million charge related to other than temporary declines in the value of certain of our strategic investments. This amount is classified in interest and other income and expense in the accompanying financial statements.

10.     Litigation

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

      Because of the uncertainties related to the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will reassess its potential liability and revise its estimates as appropriate. Pending and future litigation could be costly and could cause the diversion of management attention and could have a material adverse effect on the Company’s business, results of operations and financial condition and cash flow. At this time, management believes that the resolution of these matters will not have a material adverse effect on these condensed consolidated financial statements.

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Securities Lawsuits. Between December 29, 2000 and February 7, 2001, Network Associates and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. The cases are encaptioned as follows: Lukoff v. Network Associates, Inc., et al., Case No. CV-01-0008-MEJ; Armour v. Network Associates, Inc., et al., Case No. C00-4849-EDL; Ann & Wendall Prevat. v. Network Associates, Inc., et al., Case No. C01-0007-WDB; Rizzuti v. Network Associates, et al., Case No. C-01-20008-EAI; McDougald v. Network Associates, et al., Case No. CV01-20103-ADR; 539, Inc. v. Network Associates, et al., Case No. C 01 0599-MMC. The Armour, Wendel, Rizzuti, McDougald, and 539, Inc. complaints assert claims against Network Associates, William Larson and Prabhat Goyal on behalf of a putative class of persons who purchased Network Associates stock between July 19 and December 26, 2000; the Lukoff complaint asserts claims against Network Associates, William Larson, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper and Enzo Torressi on behalf of a putative class of persons who purchased and/or acquired Network Associates stock between October 16 and December 26, 2000. All of the complaints assert causes of action (and seek unspecified damages) for alleged violations of Exchange Act Section 10(b)/SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaints allege that defendants made false and misleading statements about the Company’s anticipated financial results for the fourth fiscal quarter of 2000, and that the Company’s class period financial statements failed to comply with GAAP. Motions for appointment of lead plaintiff and for appointment of lead plaintiffs’ lead counsel were filed on February 27, 2001. A motion for consolidation was also filed on that date. A hearing was held May 8, 2001 the result of which is unknown at this time.

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Litigation

      Hilgraeve v. Network Associates. On September 15, 1997, Network Associates was named as a defendant in a patent infringement action filed by Hilgraeve Corporation (“Hilgraeve”) in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates’ VirusScan product infringes a Hilgraeve patent which was issued on June 7, 1994. Hilgraeve’s action seeks injunctive relief and unspecified money damages. The District Court granted Network Associates’ motion for summary judgment of non-infringement on May 20, 1999 and entered judgment in favor of Network Associates on July 7, 1999. On August 2, 2000 the United States Court of Appeal for the Federal Circuit vacated in part, affirmed in part, and remanded the case to the District Court for further proceedings. The Court has set a hearing on the Company’s further summary judgment motion for May 25, 2001.

      Hilgraeve, Inc. and Hilgraeve Associates v. Network Associates. On October 10, 2000, Hilgraeve filed another complaint against Network Associates, also in the United States District Court, Eastern District of Michigan. Hilgraeve alleges that Network Associates’ Webshield Proxy product infringes the same Hilgraeve patent in the first suit. Hilgraeve’s action seeks injunctive relief and unspecified money damages. The Court has stayed this action until at least May 25, 2001, pending the hearing on the Company’s summary judgment in the related matter (see above) that day.

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

      Simple.com v. McAfee.com, Civil Action No. CV-00-20816 RMW, United States District Court, Northern District of California, San Jose Division. On August 1, 2000, Simple.com (“Simple”) filed a complaint against McAfee.com (“McAfee”), alleging that McAfee misappropriated Simple’s trade secrets and infringed Simple’s copyrights in certain software code. The complaint includes seven claims for relief: copyright infringement; breach of contract; misappropriation of trade secrets; statutory unfair competition under Cal. Bus. & Prof. Code Section 17200; common-law unfair competition; conversion; and breach of the covenant of good faith and fair dealing. The complaint seeks preliminary and permanent injunctive relief preventing McAfee from; inter alia, using the information McAfee allegedly acquired from Simple. The complaint also seeks compensatory damages in an amount alleged to be not less than $18 million, plus interest. The complaint also seeks statutory, exemplary and punitive damages as well as recovery for unjust enrichment. McAfee answered the complaint on August 30, 2000, denying all the material allegations in the complaint and asserting affirmative defenses. The parties have served discovery requests on one another. By the Court’s December 1, 2000 case management order, fact discovery is scheduled to close March 31, 2001, expert discovery is scheduled to close July 13, 2001, and the trial is scheduled for October 9, 2001.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Subsequent Events

      The Company’s board of directors authorized the reservation of an additional 5 million options for the 1997 Stock Incentive Plan. These additional options are subject to shareholder approval at the Company’s 2001 annual meeting to be held May 24, 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 3 of Part I of Form 10-Q to reflect the restatement of our Condensed Consolidated Financial Statements as of and for the periods ended March 31, 2001 and 2000 and a reclassification in our statements of operations for these periods to reflect the retroactive adoption of a new accounting principle. We have made no further changes to the previously filed Form 10-Q. All information in this Form 10-Q/A is as of March 31, 2001 and does not reflect any subsequent information or events other than the restatement.

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

      This Report on Form 10-Q/A contains forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q/A are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Risk Factors” and elsewhere in this Report on Form 10-Q/A.

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

      For the three months ended March 31, 2001, our infrastructure segment accounted for approximately $142.8 million in net revenue and a net operating loss of $57.1 million.

      In addition to our product groups, we also have one subsidiary that is an applications service provider, or ASP. McAfee.com, our publicly traded subsidiary, is a consumer applications service provider. For the three months ended March 31, 2001, McAfee.com accounted for approximately $12.8 million in net revenue and a net operating loss of $2.7 million.

McAfee

      McAfee’s products and services provide solutions designed to enforce anti-virus policies and measure the performance of anti-virus activities. The McAfee product group consists of products and services that provide multi-layer anti-virus protection, management and reporting for desktops, servers, GroupWare, internet technologies, and wireless technologies. McAfee’s anti-virus protection products include VirusScan for desktop protection, NetShield for file server protection, GroupShield for GroupWare protection, WebShield for internet gateway protection, and VirusScan Wireless for wireless technology protection. McAfee’s anti-virus management and reporting products include Anti-Virus Informant and ePolicy Orchestrator, an anti-virus management and reporting tool designed specifically for the internet. McAfee’s services are provided by McAfee’s Anti-Virus Emergency Response Team (AVERT.) AVERT augments McAfee’s product offerings by identifying new viruses and deploying anti-virus solutions to our customers. McAfee customers are primarily corporate customers, including customers in the managed service market (includes application service providers, ASPs, and managed service providers, MSPs.)

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

PGP Security

      PGP Security’s products help organizations worldwide secure their networks using firewall, encryption, intrusion detection, risk assessment and Virtual Private Network (VPN) technologies. PGP Security’s products include E-Business Server, Gauntlet Firewall, CyberCop Scanner and e-ppliance. E-Business Server provides an encryption and data authentication solution designed to protect the integrity and security of the customers’ data using self-decrypting archives for a wide range of server platforms and integrates with our customers’ existing network architectures. Gauntlet Firewall delivers integrated anti-virus protection, a built-in standards-based VPN server, and spam and content filtering to assure broad protection. CyberCop Scanning tools deliver risk assessment solutions that continually scan networks for weak spots, enabling network administrators to prevent security breaches before they occur. PGP’s e-ppliance, a web-based configuration tool, deploys the latest firewall technologies and continually administers anti-virus protection. PGP Security’s vulnerability research team is known as COVERT, whose mission is to identify and resolve serious customer vulnerabilities before attackers are able to exploit them. PGP Security’s customers include individuals, government agencies, financial institutions, and corporations, including e-businesses.

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

      Our existing license agreement with McAfee.com currently restricts McAfee.com’s business to offering products and services incorporating our technology to consumers over the Internet. However, in March 2001, we entered into a reseller agreement permitting McAfee.com’s resale of our products and service offerings to businesses over the Internet.

Results of Operations, as Restated

      You should read the following discussion in conjunction with the restated condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 and the related notes of Networks Associates appearing elsewhere in this Form 10-Q/A.

      On April 25, 2002, we announced that we had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of the Audit Committee of our Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, we announced that the Audit Committee of our Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, our statement of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, we announced the restatement of our December 31, 2001 and March 31, 2002 balance sheets. As a result, we are also restating our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000 and condensed consolidated balance sheet as of March 31, 2001, which are included in this Form 10-Q/A. The statements of operations and cash flows for the period ended March 31, 2001 were not impacted by this restatement.

      The Audit Committee’s investigation determined that inaccurate accounting entries were made in 2000, 1999 and 1998, which required restatement. In 2000, these entries (a) recorded payments to a distributor in a balance sheet tax liability account instead of reducing Net revenue, (b) reclassified amounts from a tax liability account to the general and administrative and marketing and sales liability accounts, understating general and administrative and marketing and sales expenses, (c) recorded additions to sales return reserves as tax expense rather than as a reduction of Net revenue, (d) increased a tax liability account by reducing Net revenue and (e) adjusted the foreign currency accounts resulting in an overstatement of Net revenue and an understatement of Interest and other income. Additional entries had the effect of overstating Net revenue, overstating Operating costs and expenses, and understating Interest and other income. In the aggregate for 2000, the adjustments for these entries and related tax effects increased previously reported net loss by $21.2 million from $102.7 million to $123.9 million, and increased previously reported basic and diluted net loss by $0.16 per share.

      Generally, the entries in 1999 reclassified amounts from the tax liability accounts to operating expense liability accounts and sales return reserves. In the aggregate for 1999, the adjustments for these entries and related tax effects reduced previously reported net loss by $3.0 million from $159.9 million to $156.9 million, and reduced previously reported basic and diluted net loss by $0.02 per share.

      The entries made during 1998 reclassified amounts from the tax liability accounts to operating expense liability accounts. In the aggregate for 1998, the adjustments for these entries and related tax effects reduced previously reported net income by $4.0 million from $36.4 million to $32.4 million, and reduced previously reported basic and diluted net income by $0.03 per share.

      The results of the Audit Committee’s investigation and the required restatement are set forth and described in greater detail in Network Associates’ audited consolidated financial statements contained in the 2001 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2002.

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

      A summary of the impact of the adjustments to correct the inaccurate accounting entries, the related tax effects and the adoption of EITF 01-09 on our previously issued condensed consolidated balance sheets for March 31, 2001 and December 31, 2000 and condensed consolidated statement of operations for the three months ended March 31, 2000 and the adoption of EITF 01-09 on our previously issued condensed consolidated statement of operations for the three months ended March 31, 2001 is presented in Note 2 to the Notes to Condensed Consolidated Financial Statements.

      The following table sets forth, for the period’s indicated, the percentage of net revenues represented by certain items in our statements of operations for the three months ended March 31, 2001 and 2000.

	Three Months
	Ended
	March 31,

	2001	2000

	(As	(As
	reclassified)	restated
		and
		reclassified)
Net revenue:
Product	59%	75%
Services and support	41	25

Total net revenue	100	100
Cost of net revenue:
Product	15	12
Services and support	9	5

Total cost of net revenue	24	17
Operating costs and expenses:
Research and development	26	22
Marketing and sales	65	50
General and administrative	14	7
Amortization of intangibles	10	8

Total operating costs and expenses	115	87
Income (loss) from operations	(39)	(4)
Interest and other income and expense, net	1	4
Gain (loss) on investments, net	—	21

Income (loss) before provision for income taxes and minority interest	(38)	21
Provision for income taxes (income tax benefit)	(7)	11

Net Income (loss) before minority interest	(31)	10
Minority interest in consolidated subsidiaries	1	1

Net income (loss)	(30)%	11%

      Net Revenue. Net revenue decreased 17% to $155.6 million from $187.2 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in net revenue is primarily due to growth in MSP and ASP services and support offerings for which revenue is recognized ratably over the service period, the reorganization of our European sales force around our product groups, in addition to our transition to a sell-through model during the first quarter of 2001. In December 2000, in light of the business decision by some of our distributors, including our largest distributor, to reduce inventory levels, and due to the unpredictability of demand in the distribution channel, we began a transition from a sell-in to a sell-through business model.

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

      Product revenue includes revenue from product licenses and hardware. Product revenue decreased 34% to $92.5 million from $139.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in product revenue is primarily attributable to the reorganization of our European sales force around our product groups, in addition to our transition to the sell-through model, as described above.

      Services and support revenues include revenues from software support and maintenance contracts, education and consulting services, which are deferred and recognized over the related service period. Service revenues increased 33% to $63.1 million from $47.5 million for the three months ended March 31, 2001 and 2000, respectively. The increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of our installed customer base and the resulting renewal of support and maintenance contracts. In addition, we experienced growth in our MSP and ASP service offerings, including those offered by McAfee.com, during the fourth quarter of 2000 and the first quarter of 2001.

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

      International revenue accounted for approximately 35% and 44%, of net revenue for the three months ended March 31, 2001 and 2000, respectively. The decrease in international net revenue as a percentage of net revenue for the three months ended March 31, 2001 compared to the same period in 2000 was due to the reorganization of our European sales force around our product groups, under performance in sales operations, changes in sales management, a slow down due to softening market conditions, and continued weakness of the Euro. To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

      Cost of Net Revenue. Cost of net revenue increased 15% to $36.7 million from $32.0 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of net revenues was primarily due to a higher percentage of our revenues attributable to our lower margin products and services, such as hardware, consulting, and maintenance services in comparison to the same period in prior year.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties, and with respect to hardware based Sniffer and E-ppliance products, computer platforms and other hardware components. There was no significant change in cost of product revenue which was $23.5 million from $22.7 million for the three months ended March 31, 2001 and 2000, respectively. As a percentage of net product revenue, cost of product revenue was 25% and 16% for the three months ended March 31, 2001 and 2000, respectively. Cost of product revenue increased as a percentage of product revenue for the three months ended March 31, 2001 compared to the same period in 2000 due to our lower margin products, such as hardware, making up a higher percentage of our product revenues.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue increased 42% to $13.2 million from $9.3 million for the three months ended March 31, 2001 and 2000, respectively. Costs of services and support revenue increased due to the increase in services and support revenue. Cost of services and support revenue as a percentage of net services and support revenue was 21% and 20% for the three months ended March 31, 2001 and 2000, respectively.

      Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Excluding the effects of stock-based compensation of approximately $91,000 and $454,000 for the three months ended March 31, 2001 and 2000, respectively, research and development expenses decreased 2% to $39.9 million from $40.7 million for the three months ended March 31, 2001 and 2000, respectively. Research and development expenses decreased due to focused product development, discontinuance of certain development efforts, more efficient operations in our research and development groups, the relocation of personnel to lower cost offices and the conversion of temporary personnel into full time employees. As a percentage of net revenue, research and development expenses were 26% and 22% for the three months ended March 31, 2001 and 2000, respectively.

      We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of approximately $144,000 and $720,000 for the three months ended March 31, 2001 and 2000, respectively, marketing and sales expenses increased 9% to $100.7 million from $92.6 million for the three months ended March 31, 2001 and 2000, respectively. These increases were primarily due to continued investment in the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for McAfee.com. As a percentage of net revenue, marketing and sales expense was 65% and 50% for the three months ended March 31, 2001 and 2000, respectively. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. Excluding the effect of stock-based compensation of $1.4 million and $392,000 for the three months ended March 31, 2001 and 2000, respectively, general and administrative expenses increased 59% to $20.7 million from $13.0 million for the three months ended March 31, 2001 and 2000. The increase is primarily attributable to recruiting and hiring additional personnel, including senior management, legal fees and continued expansion of the information technology infrastructure to support business information systems. As a percentage of net revenues, general and administrative expenses were 14% and 7% for the three months ended March 31, 2001 and 2000, respectively.

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

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 28 for discussion of certain factors that could affect future performance.

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

      On January 3, 2001, we entered into an employment agreement with George Samenuk. In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. Our right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk’s employment with the remaining 50% on the second year anniversary of Mr. Samenuk’s employment. The fair value of the restricted stock was determined to be approximately $1.7 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on Mr. Samenuk’s employment commencement date. In the three months ended March 31, 2001, we recognized $209,000 related to stock compensation associated with Mr. Samenuk’s restricted stock.

      On January 3, 2001, our board of directors appointed George Samenuk as the company’s chief executive officer. In January 2001, upon completion of the search for our CEO, we issued warrants to a retained executive search firm. The warrants, if exercised, can be exchanged for 166,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $530,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; expected life of 3 years; a dividend yield of 0; and expected volatility of 91%.

      Amortization of Intangibles. We expensed $15.8 million and $14.4 million of amortization related to intangibles in the three months ended March 31, 2001 and 2000, respectively. Intangibles consist of purchased goodwill and certain acquired technology. The increase in amortization was primarily a result of additions to goodwill related to McAfee.com’s acquisitions during 2000.

      Interest and Other Income and Expense. Interest and other income and expense decreased to $1.4 million from $7.3 million for the three months ended March 31, 2001 and 2000, respectively. During the first quarter of 2001, we assessed the recoverability of the carrying value of our strategic investments. Factors we consider important which could trigger an impairment include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months. During the first quarter of 2001, we recorded a $5.0 million charge related to other than temporary declines in the value of certain of our strategic investments. Excluding the affects of the impairment charge described above, we earned $6.4 million and $7.3 million in interest and other income and expense, net for the three months ended March 31, 2001 and 2000, respectively. The decrease in interest and other income and expense, net, excluding the impairment charge, from the three months ended March 31, 2000 compared to the same period in 2001, was due to lower cash and investment balances invested at lower interest rates.

      Gain (Loss) on Investments. In 2000, we recognized a total gain of $40.4 million on the sale of our venture and strategic investments, including a gain on the sale of shares of Network Associates Japan, amounting to $11.9 million.

      Provision for (Benefit from) Income Taxes. Our income tax benefit was $10.4 million for the three months ended March 31, 2001, which was primarily attributable to current period net operating losses generated in various taxing jurisdictions. The provision for income taxes was $21.0 million for three months ended March 31, 2000 which was primarily attributable to federal income tax gains from the sale of investments and to income taxes payable in foreign jurisdictions.

      If we cease to own at least 80% of McAfee.com’s outstanding common stock, we may be required to include in our consolidated federal taxable income an amount equal to the excess of the cumulative McAfee.com net operating losses deducted in our prior year consolidated tax returns over our tax basis in McAfee.com. As of March 31, 2001, there were excess cumulative net operating losses.

Liquidity and Capital Resources, as Restated

      At March 31, 2001, we had $298.4 million in cash and cash equivalents and $338.2 million in marketable securities, for a combined total of $636.6 million.

      Net cash provided by operating activities was $6.9 million and $32.8 million for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by operating activities for the three months ended March 31, 2001 consisted primarily of collections of accounts receivable and an increase in our deferred revenue balance. Cash provided by these activities was offset by payments made on our accounts payable and other accrued liabilities during the first quarter of 2001, in addition to an increase in our deferred tax balance and a net loss before non-cash charges mainly related to depreciation and amortization, interest on our convertible notes and impairment of our strategic investments. Net cash provided by operating activities for the three months ended March 31, 2000 consisted primarily of increases in our accounts payable and accrued liabilities balances and collections of accounts receivable, as well as a net income before non-cash expenses incurred in the first quarter of 2000 and related to depreciation and amortization, interest on our convertible notes, and an increase in our deferred revenue balance. Cash provided by these activities was offset by the gain on the sale of our investments in Goto.com and Network Associates Japan, an increase in prepaid expenses, taxes and other and an increase in our deferred tax balance.

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

      Net cash used in financing activities was $49.7 million and $8.8 million for the three months ended March 31, 2001 and 2000. Cash used in financing activities in the three months ended March 31, 2001 was primarily attributable to settling the remaining put options which resulted in purchasing 2,000,000 shares of our stock for approximately $53.8 million. Cash used in financing activities in the three months ended March 31, 2000 was primarily attributable to repurchases of our common stock as authorized by our Board of Directors. (See Note 4.)

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

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 28 for discussion of certain factors that could affect future performance.

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

We Face Risks Related to Relationship with McAfee.com

      We have entered into various inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements with McAfee.com. At March 31, 2001, we owned 36.0 million shares of McAfee.com’s Class B common stock, which is generally entitled to three votes per share and converts to shares of McAfee.com Class A common stock if sold by us to a third party. McAfee.com Class A common stock is entitled to one vote per share. At December 31, 2000, our McAfee.com holdings represented approximately 81% of McAfee.com’s outstanding capital stock and approximately 93% of its total voting power.

      Pursuant to our cross license agreement with McAfee.com, we have licensed all our technology to McAfee.com for use in the markets specified below and McAfee.com has licensed its technology to us for our use outside of McAfee.com’s markets. Under our license and other agreements with McAfee.com, among other things:

•	McAfee.com has the exclusive right to use the licensed technology for providing single-user consumer licenses for our products and services sold over the Internet or for Internet-based products and licensing the technology to original equipment manufacturers for sale to individual consumers;

•	we are permitted to continue to sell our consumer products through non-online channels, such as traditional retail stores, however McAfee.com’s sales of online products and services could significantly reduce sales of these products;

•	we may not offer a product incorporating third party technology if those products are competitive with products offered by McAfee.com;

•	McAfee.com is required to pay us a license fee of 7% of net revenue derived from product sales that include the licensed technology;

•	the license agreement is perpetual and may only be terminated by us if McAfee.com fails to cure a material breach of the license within 30 days after we notify it of the breach, subject to mandatory dispute resolution prior to the effectiveness of any proposed termination;

•	we are required to indemnify McAfee.com with respect to existing litigation related to the licensed technology to which we are a party, including the litigation described in Note 10 of the Notes to the Condensed Consolidated Financial Statements;

•	generally, we are required to cause to be elected to the McAfee.com board of directors at least two independent directors, which term would exclude any serving Network Associates officer or director; and

•	if, without the prior approval of our continuing directors (being our current directors and directors approved or not objected to by our current directors), someone acquires 15% or more of our outstanding capital stock or our continuing directors cease to constitute a majority of our board (1) we are required to vote our shares of McAfee.com common stock and otherwise seek to cause to the McAfee.com board of directors to consist of at least a majority of independent directors and (2) our shares of McAfee.com Class B common stock will be entitled to only one vote per share instead of three.

We Face Risks Related to the Allocation of Opportunities with Respect to Products, Customers and Territories Among Our Product Groups and Subsidiaries

      We are continuing to focus our business on our products, our customers and geographic territories. Our product groups are primarily product focused. Our McAfee.com subsidiary sells its products and services over the Internet to consumers and businesses. Network Associates Company, Ltd.(“Network Associates Japan”) is both geographically and customer focused, selling Network Associates’ products on a generally exclusive basis in Japan and to large Japanese business customers outside of Japan and acting as McAfee.com’s reseller in Japan. Except as provided under our technology licensing agreements and arrangements, we do not currently have in place a policy to govern the pursuit or allocation of business opportunities between our subsidiaries and product groups. These and any future internal allocation of products, customers and territories could result in, among other things:

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

      There has been substantial litigation regarding the intellectual property rights of technology companies. The increased issuance of software patents in recent years has led to and is likely to continue to lead to increased patent and intellectual property litigation in the software industry. In the past we have been, and we currently are, subject to litigation related to our intellectual property, including patent infringement cases involving Hilgraeve. See Note 10, Notes to the Condensed Consolidated Financial Statements. We may also be subject to litigation in connection with our advertising and marketing programs. Although we intend to defend ourselves vigorously against claims asserted against us in the foregoing actions or matters, developments arising out of this pending litigation or any other litigation to which we are or may become a party could have a material adverse effect on our business, results of operation and financial condition. Adverse determinations in litigation could:

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

Our International Operations Subject Us to Foreign Currency Fluctuations and Other Inherent Risks Related to Doing Business in Foreign Countries

      For the three months ended March 31, 2001 and 2000, net revenue from international sales represented approximately 35%, and 44%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements included herein on page 13 of this Report on Form 10-Q/A.

Item 2.     Changes in Securities

      Nothing to report.

Item 3.     Defaults in Securities

      Nothing to report.

Item 4.     Submission of Matters to a Vote of Security Holders

      The information required hereunder is incorporated by reference from our Proxy Statement filed on April 2, 2001, in connection with our annual meeting of stockholders to be held on May 24, 2001.

Item 5.     Other Information

      Nothing to report.

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

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name:
Stephen C. Richards
Chief Operating Officer and
Chief Financial Officer

Date: June 28, 2002

EXHIBIT INDEX

Exhibit		Page
No.	Exhibit Title	No.

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	Stock Exchange Agreement dated January 13, 1996 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA Acquisition Corp.(4)
2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman, Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	Stock Purchase Agreement, dated as of May 8, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(21)
2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(22)
3.1	Second Restated Certificate of Incorporation of Networks Associates, Inc., as amended on December 1, 1997.(6)
3.2	Restated Bylaws of Networks Associates, Inc.(6)
3.3	Certificate of Designation of Series A Preferred Stock of Networks Associates, Inc.(9)
3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(23)
4.2	Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman.(1)
4.5	Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP.(4)
4.6	Registration Rights Agreement, dated as of February 13, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated.(10)
4.7	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.10	Registration Rights Agreement dated May 8, 1998, by and between the Registrant and the stockholders of Secure Networks, Inc.(8)
4.11	Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB Consulenza Software di Base S.r.l. (“CSB”).(11)

Exhibit		Page
No.	Exhibit Title	No.

4.12	Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware Seguridad Informatica S.A.(11)
4.13	Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA Information Security Holding AB.(24)
10.1	Standard Business Lease (Net) for Network General’s principal facility dated June 19, 1991, between Network General and Menlo Oaks Partners, L.P.(12)
10.2	First Amendment to Lease dated June 10, 1992, between Network General and Menlo Parks Partners, L.P.(12)
10.3	Standard Business Lease (Net) for Network General’s principal facility dated March 11, 1992, between Network General and Menlo Oaks Partners L.P.(13)
10.4	First Amendment to Lease dated June 18, 1992, between Network General and Menlo Oaks Partners, L.P.(12)
10.5	Lease dated March 31, 1992, between Network General and Equitable Life Assurance Society of the United States.(12)
10.6	Second Amendment to Lease dated February 1, 1995, between Network General and Menlo Oaks Partners, L.P.(13)
10.7	Third amendment to Lease dated February 1, 1995 between Network General and Menlo Oaks Partners L.P.(13)
10.8	Fourth Amendment to Lease dated May 31, 1995, between Network General and Menlo Oaks Partners, L.P.(14)
10.9	Fifth Amendment to Lease dated June 13, 1995, between Network General and Menlo Oaks Partners, L.P.(14)
10.10	Lease dated July 3, 1996 between Network General and Campbell Avenue Associates.(15)
10.11	Sixth Amendment to Lease dated November 29, 1996, between Network General and Menlo Oaks Partners, L.P.(15)
10.12	Sublease Agreement for facility at 2805 Bowers Avenue, Santa Clara, California, dated as of February 20, 1997, by and between McAfee Associates, Inc. and National Semiconductor Corporation.(16)
10.13	Lease Agreement dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.14	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and Networks Associates, Inc.(4)
10.15	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., Networks Associates, Inc. and Birk S. McCandless, LLC.(4)
10.16	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.17	Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(17)
10.18*	1997 Stock Incentive Plan, as Amended.(17)
10.19*	Stock Option Plan for Outside Directors.(18)
10.20*	2000 Nonstatutory Stock Option Plan.(27)
10.21*	Change in control agreement between the Company and Peter Watkins dated May 11, 1999.(25)
10.22*	Change in control agreement between the Company and William L. Larson dated May 11, 1999.(25)

Exhibit		Page
No.	Exhibit Title	No.

10.23*	Change in control agreement between the Company and Prabhat K. Goyal dated May 11, 1999.(25)
10.24*	Change in control agreement between the Company and Zachary Nelson, dated May 11, 1999.(25)
10.25	Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.26	Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999.(26)
10.27	Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.28	Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.29	Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.30	Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999.(26)
10.31	Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.32	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(26)
10.33*	Employment Agreement between George Samenuk and Registrant, dated January 2, 2001.(27)
10.34*	Agreement between the Registrant and William Larson, dated January 2, 2001.(27)
10.35*	Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001.(27)
10.36*	Agreement between the Registrant and Peter Watkins, dated December 26, 2000.(27)
10.37*	Agreement between Registrant and Zachary Nelson, dated January 1, 2001.(28)
10.38	Reseller agreements between Registrant and McAfee.com, dated March 30, 2001.(28)
10.39*	Employment Agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(28)

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 12, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30,, 1996, filed with the Commission on November 4, 1997.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on August 5, 1998.

(12)	Incorporated by reference from the Network General Corporation’s Report on Form 10-K for the year ended March 31, 1992. Network General’s filings with the Commission were made under File Number 0-17431.

(13)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended December 31, 1994. Network General’s filings with the Commission were made under File Number 0-17431.

(14)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended September 30, 1995. Network General’s filings with the Commission were made under File Number 0-17431.

(15)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended September 30, 1996. Network General’s filings with the Commission were made under File Number 0-17431.

(16)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on August 14, 1997.

(17)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 31, 1995.

(19)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on August 13, 1996.

(20)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(21)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(22)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(23)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(24)	Incorporated by reference from the registrant’s report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.

(25)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(26)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(27)	Incorporated by reference from the registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(28)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.