Form 10-Q/A
period 2001-06-30
NETWORKS ASSOCIATES INC/
filed 2002-06-28
CIK 890801

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

EXPLANATORY NOTE:

      THIS 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 2 AND 3 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THE FORM 10-Q/A IS AS OF JUNE 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

This document contains 54 pages.

The Exhibit Index is on page 51.

NETWORKS ASSOCIATES, INC.

FORM 10-Q/ A,

June 30, 2001

i

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(As restated	(As restated
	see Note 2)	see Note 2)

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$358,387	$275,539
Short-term marketable securities	73,281	85,721
Accounts receivable, net	86,523	122,315
Prepaid expenses, income taxes and other current assets	39,278	50,346
Deferred taxes	104,644	86,771

Total current assets	662,113	620,692
Long-term marketable securities	218,904	332,893
Fixed assets, net	71,705	75,499
Deferred taxes	117,412	120,261
Intangibles and other assets	210,659	242,275

Total assets	$1,280,793	$1,391,620

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,360	$46,816
Accrued liabilities	253,875	254,282
Deferred revenue	183,292	151,566

Total current liabilities	458,527	452,664
Deferred taxes	6,500	7,971
Deferred revenue, less current portion	30,133	26,592
Convertible debt	405,391	396,336
Other long-term debt and liabilities	427	532

Total liabilities	900,978	884,095
Contingencies (Note 9)
Minority interest	10,656	11,067
Common stock, $0.01 par value; Authorized: 300,000,000; Issued:
139,328,528 shares at June 30, 2001 and December 31, 2000; Outstanding: 137,374,939 shares at June 30, 2001 and 138,089,775 shares at December 31, 2000.	1,393	1,381
Treasury stock, at cost: 1,953,589 shares at June 30, 2001 and 1,238,753 shares at December 31, 2000.	(52,411)	(23,186)
Additional paid-in capital	689,694	685,423
Accumulated other comprehensive loss	(30,890)	(31,266)
Accumulated deficit	(238,627)	(135,894)

Total stockholders’ equity	369,159	496,458

Total liabilities, minority interest, and stockholders’ equity	$1,280,793	$1,391,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(As reclassified	(As restated and	(As reclassified	(As restated and
	see Note 2)	reclassified	see Note 2)	reclassified
		see Note 2)		see Note 2)

	(In thousands, except per share data)
	(Unaudited)
Net revenue:
Product	$132,368	$164,321	$224,869	$303,992
Services and support	60,194	55,720	123,289	103,237

Total net revenue	192,562	220,041	348,158	407,229

Cost of net revenue:
Product	25,421	29,265	48,881	52,003
Services and support	14,233	9,637	27,460	18,912

Total cost of net revenue	39,654	38,902	76,341	70,915

Operating costs and expenses:
Research and development(1)	34,886	42,885	74,859	84,060
Marketing and sales(2)	102,427	95,700	203,244	189,015
General and administrative(3)	26,883	24,475	49,022	37,888
Amortization of intangibles	16,672	14,932	32,517	29,362

Total operating cost and expenses	180,868	177,992	359,642	340,325

Income (loss) from operations	(27,960)	3,147	(87,825)	(4,011)
Interest and other income and expense, net	3,168	6,317	9,530	13,569
Gain on investments, net	—	—	—	40,373
Write-down of strategic and other investments	(13,138)	—	(18,138)	—

Income (loss) before provision for income tax and minority interest	(37,930)	9,464	(96,433)	49,931
Provision for (benefit from) income taxes	(732)	7,500	(11,172)	28,499

Net income (loss) before minority interest	(37,198)	1,964	(85,261)	21,432
Minority interest in losses of consolidated subsidiaries	19	1,213	721	2,336

Net income (loss)	$(37,179)	$3,177	$(84,540)	$23,768

Other comprehensive income (loss), net	$8,705	$(7,550)	$376	$(3,885)

Comprehensive income (loss)	$(28,474)	$(4,373)	$(84,164)	$19,883

Net income (loss) per share — basic	$(0.27)	$0.02	$(0.62)	$0.17

Shares used in per share calculation — basic	136,879	138,072	137,010	138,475

Net income (loss) per share — diluted	$(0.27)	$0.02	$(0.62)	$0.17

Shares used in per share calculation — diluted	136,879	142,238	137,010	143,272

(1)	Includes stock-based compensation charge of $107, $394, $198 and $848 for the three months and six months ended June 30, 2001 and 2000, respectively.

(2)	Includes stock-based compensation charge of $169, $625, $313 and $1,345 for the three months and six months ended June 30, 2001 and 2000, respectively.

(3)	Includes stock-based compensation charge of $931, $340, $2,352 and $732 for the three months and six months ended June 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2001	2000

		(As restated
		see Note 2)

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(84,540)	$23,768
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and bad debt expense	41,852	40,251
Interest on convertible notes	9,422	8,983
Realized gain on investments	(3,876)	141
Write-down of strategic investments	18,138	—
Minority interest	(721)	(2,336)
Deferred taxes	(17,657)	(23,147)
Stock compensation charges	2,863	2,925
Gain on sale of Goto.com investment	—	(28,551)
Gain on sale of Network Associates Japan investment	—	(11,947)
Changes in assets and liabilities:
Accounts receivable	42,368	(3,029)
Prepaid expenses, income taxes and other	7,938	(22,002)
Accounts payable and accrued liabilities	(23,120)	61,577
Deferred revenue	38,367	20,174

Net cash provided by operating activities	31,034	66,807

Cash flows from investing activities:
Purchase of marketable securities	(300,052)	(247,969)
Proceeds from sale of marketable securities	421,698	254,111
Purchase of investments	—	(17,650)
Proceeds from sale of Goto.com investment	—	36,750
Proceeds from sale of shares of Network Associates Japan	—	11,947
Purchase of shares of Network Associates Japan	(10,655)	—
Acquisitions by subsidiary	—	(1,959)
Additions to fixed assets	(13,435)	(30,128)

Net cash provided by investing activities	97,556	5,102

Cash flows from financing activities:
Repayment of notes payable	—	(67)
Proceeds from issuance of common stock from option plan and stock purchase plans	8,842	14,768
Repurchase of common stock	(53,800)	(62,859)
Other	(779)	1,606
Proceeds from sale of put options	—	13,890

Net cash used in financing activities	(45,737)	(32,662)

Effect of exchange rate fluctuations	(5)	(31,868)

Net increase in cash and cash equivalents	82,848	7,379
Cash and cash equivalents at beginning of period	275,539	316,784

Cash and cash equivalents at end of period	$358,387	$324,163

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

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/a filed with the Securities and Exchange Commission on June 28, 2002. The balance sheet at December 31, 2000 has been derived from the audited financial statements as of and for the year ended December 31, 2000, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Certain reclassifications have been made to the 2000 consolidated condensed financial statements and related notes to conform to the 2001 presentation.

2.     Restatement and Adoption of New Accounting Pronouncements:

      On April 25, 2002 the Company announced that it had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. The Company conducted an internal investigation under the direction of the Audit Committee of its Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, the Company announced that the Audit Committee of its Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, the Company’s statement of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, the Company announced the restatement of its December 31, 2000 and March 31, 2001 balance sheets. As a result, the Company is also restating its condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2000 and condensed consolidated balance sheet as of June 30, 2001, which are included in this Form 10-Q/ A. The statements of operations and cash flows for the periods ended June 30, 2001 were not impacted by this restatement.

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      The condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000 and the condensed consolidated statements of operations for the three and six months ended June 30, 2000 contained herein have been restated to incorporate the adjustments described herein and the related tax effects. In addition, the Company reclassified amounts of approximately $3.4 million and $5.6 million for the three months ended June 30, 2001 and 2000, respectively, and $18.1 million and $14.6 million for the six months ended June 30, 2001 and 2000, respectively, from marketing and sales expense to revenue upon the adoption of EITF 01-09.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following are reconciliations of the Company’s financial position and results of operations from financial statements previously filed to the restated and reclassified financial statements (in thousands, except per share data):

Balance Sheet as of June 30, 2001

		Cumulative
	As	Effect of
	Previously	Prior Year
	Reported	Changes	As Restated

Cash and cash equivalents	$358,387	$—	$358,387
Short-term marketable securities	73,281	—	73,281
Accounts receivable, net	86,523	—	86,523
Prepaid expenses, income taxes and other current assets	39,278	—	39,278
Deferred taxes	104,644	—	104,644

Total current assets	662,113	—	662,113
Long-term marketable securities	218,904	—	218,904
Fixed assets, net	71,705	—	71,705
Deferred taxes	110,640	6,772	117,412
Intangible assets and other assets	210,659	—	210,659

Total assets	$1,274,021	$6,772	$1,280,793

Accounts payable	$21,360	$—	$21,360
Accrued liabilities	224,910	28,965	253,875
Deferred revenue	183,292		183,292

Total current liabilities	429,562	28,965	458,527
Deferred taxes	6,500	—	6,500
Deferred revenue, less current portion	30,133	—	30,133
Convertible debt	405,391	—	405,391
Other long term debt and liabilities	427	—	427

Total liabilities	872,013	28,965	900,978

Minority interest	10,656	—	10,656

Common stock	1,393	—	1,393
Treasury stock	(52,411)	—	(52,411)
Additional paid-in capital	689,694	—	689,694
Accumulated other comprehensive loss	(30,890)	—	(30,890)
Accumulated deficit	(216,434)	(22,193)	(238,627)

Total stockholders’ equity	391,352	(22,193)	369,159

Total liabilities, minority interest and stockholders’ equity	$1,274,021	$6,772	$1,280,793

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Balance Sheet as of December 31, 2000

		Cumulative
	As Previously	Effect of Prior
	Reported	Year Changes	Inaccuracies	As Restated

Cash and cash equivalents	$275,539	$—	$—	$275,539
Short-term marketable securities	85,721	—	—	85,721
Accounts receivable, net	122,315	—	—	122,315
Prepaid expenses, income taxes and other current assets	50,346	—	—	50,346
Deferred taxes	86,771	—	—	86,771

Total current assets	620,692	—	—	620,692
Long-term marketable securities	332,893	—	—	332,893
Fixed assets, net	75,499	—	—	75,499
Deferred taxes	113,489	10,403	(3,631)	120,261
Intangible assets and other assets	242,275	—	—	242,275

Total assets	$1,384,848	$10,403	$(3,631)	$1,391,620

Accounts payable	$46,816	$—	$—	$46,816
Accrued liabilities	225,317	11,391	17,574	254,282
Deferred revenue	151,566		—	151,566

Total current liabilities	423,699	11,391	17,574	452,664
Deferred taxes	7,971	—	—	7,971
Deferred revenue, less current portion	26,592	—	—	26,592
Convertible debt	396,336	—	—	396,336
Other long term debt and liabilities	532	—	—	532

Total liabilities	855,130	11,391	17,574	884,095

Minority interest	11,067	—	—	11,067
Common stock	1,381	—	—	1,381
Treasury stock	(23,186)	—	—	(23,186)
Additional paid-in capital	685,423	—	—	685,423
Accumulated other comprehensive loss	(31,266)	—	—	(31,266)
Accumulated deficit	(113,701)	(988)	(21,205)	(135,894)

Total stockholders’ equity	518,651	(988)	(21,205)	496,458

Total liabilities, minority interest and stockholders’ equity	$1,384,848	$10,403	$(3,631)	$1,391,620

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Statement of Operations for the Three Months Ended June 30, 2000

	As Previously		EITF No. 01-09	As Restated and
	Reported	Inaccuracies	Reclassifications	Reclassified

Net revenue:
Product	$177,952	$(8,000)	$(5,631)	$164,321
Services and support	55,720	—	—	55,720

Total net revenue	233,672	(8,000)	(5,631)	220,041

Cost of net revenue:
Product	29,265	—	—	29,265
Services and support	9,637	—	—	9,637

Total cost of net revenue	38,902	—	—	38,902

Operating costs and expenses:
Research and development	42,885	—	—	42,885
Marketing and sales	98,831	2,500	(5,631)	95,700
General and administrative	21,975	2,500	—	24,475
Amortization of intangibles	14,932	—	—	14,932

Total operating costs and expenses	178,623	5,000	(5,631)	177,992

Income from operations	16,147	(13,000)	—	3,147
Interest and other income and expense, net	5,967	350	—	6,317

Income before provision for income taxes and minority interest	22,114	(12,650)	—	9,464
Provision for income taxes	11,928	(4,428)	—	7,500

Net income before minority interest	10,186	(8,222)	—	1,964
Minority interest in losses of consolidated subsidiaries	1,213	—	—	1,213

Net income	$11,399	$(8,222)	$—	$3,177

Basic and diluted net income per share:
Net income per share — basic	$0.08			$0.02
Net income per share — diluted	$0.08			$0.02
Basic shares	138,072			138,072
Diluted shares	142,238			142,238

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Statement of Operations for the Six Months Ended June 30, 2000

	As Previously		EITF No. 01-09	As Restated and
	Reported	Inaccuracies	Reclassifications	Reclassified

Net revenue:
Product	$344,891	$(26,288)	$(14,611)	$303,992
Services and support	103,237	—	—	103,237

Total net revenue	448,128	(26,288)	(14,611)	407,229

Cost of net revenue:
Product	53,003	(1,000)	—	52,003
Services and support	18,912	—	—	18,912

Total cost of net revenue	71,915	(1,000)	—	70,915

Operating costs and expenses:
Research and development	84,560	(500)	—	84,060
Marketing and sales	194,826	8,800	(14,611)	189,015
General and administrative	42,851	(4,963)	—	37,888
Amortization of intangibles	29,362	—	—	29,362

Total operating costs and expenses	351,599	3,337	(14,611)	340,325

Income (loss) from operations	24,614	(28,625)	—	(4,011)
Interest and other income and expense, net	10,569	3,000	—	13,569
Gain on investment, net	40,373	—	—	40,373

Income before provision for income taxes and minority interest	75,556	(25,625)	—	49,931
Provision for income taxes	37,468	(8,969)	—	28,499

Net income before minority interest	38,088	(16,656)	—	21,432
Minority interest in losses of consolidated subsidiaries	2,336	—	—	2,336

Net income	$40,424	$(16,656)	$—	$23,768

Basic and diluted net income per share:
Net income per share — basic	$0.29			$0.17
Net income per share — diluted	$0.28			$0.17
Basic shares	138,475			138,475
Diluted shares	143,272			143,272

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

(Unaudited)

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

      Summarized pre-tax financial information concerning the Company’s reportable segments is provided as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(As reclassified	(As restated	(As reclassified	(As restated
	see Note 2)	and reclassified	see Note 2)	and reclassified
		see Note 2)		see Note 2)
Infrastructure:
Net revenues	$178,153	$208,134	$320,933	$385,064
Segment operating income (loss)	(27,321)	11,041	(84,468)	11,813
McAfee.com:
Net revenues	14,409	11,907	27,225	22,165
Segment operating loss	(639)	(7,894)	(3,357)	(15,824)

	June 30,	December 31,
	2001	2000

	(As restated	(As restated
	see Note 2)	see Note 2)

Infrastructure:
Total assets	$1,180,407	$1,293,488
McAfee.com:
Total assets	100,386	98,132

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

(Unaudited)

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      In June 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. This guidance has been consolidated into EITF 01-09 and as part of the restatement discussed in Note 2 of these Notes to Condensed Consolidated Financial Statements, the Company adopted EITF 01-09. See Note 2 of these Notes to Condensed Consolidated Financial Statements.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.     Net Income (Loss) Per Share

      The reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

		(As restated		(As restated
		see Note 2)		see Note 2)
Numerator — Basic
Net income (loss)	$(37,179)	$3,177	$(84,540)	$23,768

Numerator — Diluted
Net income (loss)	$(37,179)	$3,177	$(84,540)	$23,768
Interest on convertible debentures(1)	—	—	—	—

	$(37,179)	$3,177	$(84,540)	$23,768

Denominator — Basic
Weighted average shares of common stock outstanding	137,229	138,072	137,360	138,475
Less: Weighted average shares of common stock subject to repurchase	(350)	—	(350)	—

Basic weighted average common shares outstanding	136,879	138,072	137,010	138,475

Denominator — Diluted
Basic weighted average common shares outstanding	136,879	138,072	137,010	138,475
Effective of dilutive securities:
Common stock options(2)	—	3,874	—	4,685
Put Options	—	292	—	112

Diluted weighted average shares	136,879	142,238	137,010	143,272

Net income (loss) per share — basic	$(0.27)	$0.02	$(0.62)	$0.17

Net income (loss) per share — diluted	$(0.27)	$0.02	$(0.62)	$0.17

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 7.6 million for the three months and six months ended June 30, 2001 and 2000.

(2)	At June 30, 2001 and 2000, 32.7 million and 18.5 million common stock options, respectively, were excluded from the determination of diluted net income per share as the effect of such options is anti-dilutive.

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

10.     Other Comprehensive Income (Loss), Net

      Other comprehensive income (loss), net comprises the following (in thousands):

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 3 of Part I of Form 10-Q to reflect the restatement of our Condensed Consolidated Financial Statements as of and for the periods ended June 30, 2001 and 2000 and a reclassification in our statements of operations for these periods to reflect the retroactive adoption of a new accounting principle. We have made no further changes to the previously filed Form 10-Q. All information in this Form 10-Q/A is as of June 30, 2001 and does not reflect any subsequent information or events other than the restatement.

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

      The four product groups represent our Infrastructure segment. Organization around our product groups is designed to allow us to, among other things, react faster to customers’ changing needs and better specialize our sales forces. Organization around product groups was completed in the first half of 2001. For the three months and six months ended June 30, 2001, our infrastructure segment accounted for approximately $178.2 million and $320.9 million in net revenue and a net operating loss of $27.3 million and $84.5 million, respectively.

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

Results of Operations, as Restated

      On April 25, 2002, we announced that we had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of the Audit Committee of our Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, we announced that the Audit Committee of our Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, our statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, we announced the restatement of our December 31, 2001 and March 31, 2002 balance sheets. As a result, we are also restating our condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2000 and condensed consolidated balance sheet as of June 30, 2001, which are included in this Form 10-Q/ A. The statement of operations and cash flows for the period ended June 30, 2001 were not impacted by this restatement.

      The Audit Committee’s investigation determined that inaccurate accounting entries were made in 2000, 1999 and 1998, which required restatement. In 2000, these entries (a) recorded payments to a distributor in a balance sheet tax liability account instead of reducing Net revenue, (b) reclassified amounts from a tax liability account to the general and administrative and marketing and sales liability accounts, understating general and administrative and marketing and sales expenses, (c) recorded additions to sales return reserves as tax expense rather than as a reduction of Net revenue, (d) increased the tax liability account by reducing Net revenue and (e) adjusted the foreign currency accounts resulting in an overstatement of Net revenue and an understatement of Interest and other income. Additional entries had the effect of overstating Net revenue, overstating Operating costs and expenses, and understating Interest and other income. In the aggregate for 2000, the adjustments for these entries and related tax effects increased previously reported net loss by $21.2 million from $102.7 million to $123.9 million, and increased previously reported basic and diluted net loss by $0.16 per share.

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

      A summary of the impact of the adjustments to correct the inaccurate accounting entries, the related tax effect and the adoption of EITF 01-09 on our previously issued condensed consolidated balance sheets for June 30, 2001 and December 31, 2000 and condensed consolidated statements of operations for the three and six months ended June 30, 2000 and the adoption of EITF 01-09 on our previously issued condensed consolidated statement of operations for the three and six months ended June 30, 2001 is presented in Note 2 to the Notes to Condensed Consolidated Financial Statements.

      The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items in our statements of operations for the three and six months ended June 30, 2001 and 2000.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

		(As restated		(As restated
	(As reclassified)	and reclassified)	(As reclassified)	and reclassified)
Net revenue:
Product	69%	75%	65%	75%
Services and support	31	25	35	25

Total net revenue	100	100	100	100
Cost of net revenue:
Product	13	13	14	13
Services and support	7	5	8	5

Total cost of net revenue	20	18	22	18
Operating costs and expenses:
Research and development	18	19	22	21
Marketing and sales	53	44	58	46
General and administrative	14	11	14	9
Amortization of intangibles	9	7	9	7

Total operating costs and expenses	94	81	103	83

Income (loss) from operations	(14)	1	(25)	(1)
Interest and other income and expense, net	2	3	3	3
Gain (loss) on investments, net	—	—	—	10
Write-down of strategic and other investments	(7)	—	(5)	—

Income (loss) before provision for income taxes	(19)	4	(27)	12
Provision for (benefit from) income taxes	—	3	(3)	7

Net income (loss) before minority interest	(19)	1	(24)	5
Minority interest in consolidated subsidiaries loss	—	—	—	1

Net income (loss)	(19)%	1%	(24)%	6%

      Net Revenue. Net revenue decreased 12% to $192.6 million from $220.0 million for the three months ended June 30, 2001 and 2000, respectively. Net revenue decreased 14% to $348.2 million from $407.2 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in net revenue for the three and six months ended June 30, 2001 is primarily due to the relative increase in the amount of services, such as MSP and ASP, sold versus products, the former being recognized ratably over the period of the service contracts as compared to product sales which are generally recognized at the time of delivery.

      Product revenue includes revenue from product licenses and hardware. Product revenue decreased 19% to $132.4 million from $164.3 million for the three months ended June 30, 2001 and 2000, respectively. Product revenue decreased 26% to $224.9 million from $304.0 million for the six months ended June 30, 2001 and

2000, respectively. The decrease in product revenue is primarily attributable to a change in our product and services mix, as discussed above.

      Services and support revenues include revenues from software support and maintenance contracts, and education and consulting services, which are deferred and recognized over the related service period. Service revenues increased 8% to $60.2 million from $55.7 million for the three months ended June 30, 2001 and 2000, respectively. Service revenues increased 19% to $123.3 million from $103.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of our installed customer base and the resulting renewal of support and maintenance contracts. In addition, we experienced growth in our MSP and ASP service offerings, including those offered by McAfee.com, during the fourth quarter of 2000 and the first two quarters of 2001.

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

      International revenues were approximately $69.1 million and $91.1 million in the three months ended June 30, 2001 and 2000, respectively, and approximately $123.0 million and $174.3 million for the six months ended June 30, 2001 and 2000, respectively. On a percentage of net revenue basis, international revenue accounted for approximately 36% and 41% of net revenue for the three months ended June 30, 2001 and 2000, respectively and approximately 35% and 43% for the six months ended June 30, 2001 and 2000, respectively. The decrease in international net revenue as a percentage of net revenue for the three and six months ended June 30, 2001 compared to the same periods in 2000 was due to the reorganization of our European sales force around our product groups, under-performance in sales operations, changes in sales management, a slow down due to softening market conditions, and continued weakness of the Euro. We have recently renewed our emphasis on the international markets as evidenced by European sales force reorganization and continued key management additions. In future periods, we expect international revenues to grow in nominal dollars and as a percentage of net revenue.*

      To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

      Cost of Net Revenue. Cost of net revenue increased 2% to $39.7 million from $38.9 million for the three months ended June 30, 2001 and 2000, respectively. Cost of net revenue increased 8% to $76.3 million from $70.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cost of net revenues was primarily due to a higher percentage of our revenues attributable to our lower margin products and services, such as hardware, consulting, and maintenance services in comparison to the same periods in the prior year.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties, and with respect to hardware-based Sniffer and E-ppliance

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 32 for discussion of certain factors that could affect future performance.

products, computer platforms and other hardware components. Cost of product revenue decreased 13% to $25.4 million from $29.3 million for the three months ended June 30, 2001 and 2000, respectively. Cost of product revenue decreased 6% to $48.9 million from $52.0 million for the six months ended June 30, 2001 and 2000, respectively. As a percentage of net product revenue, cost of product revenue was 19% and 18% for the three months ended June 30, 2001 and 2000, respectively. As a percentage of net product revenue, cost of product revenue was 22% and 17% for the six months ended June 30, 2001 and 2000, respectively. Cost of product revenue increased as a percentage of product revenue for the three and six months ended June 30, 2001 compared to the same periods in 2000 due to our lower margin products, such as hardware, making up a higher percentage of our product revenues.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue increased 48% to $14.2 million from $9.6 million for the three months ended June 30, 2001 and 2000, respectively. The cost of services and support revenue increased 46% to $27.5 million from $18.9 million for the six months ended June 30, 2001 and 2000, respectively. Costs of services and support revenue increased due to the increase in services and support revenue. Cost of services and support revenue as a percentage of net services and support revenue was 24% and 17% for the three months ended June 30, 2001 and 2000, respectively. Cost of services and support revenue as a percentage of net services and support revenue was 22% and 18% for the six months ended June 30, 2001 and 2000, respectively.

      Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Excluding the effects of stock-based compensation of approximately $107,000 and $394,000 for the three months ended June 30, 2001 and 2000, respectively, research and development expenses decreased 18% to $34.8 million from $42.5 million for the three months ended June 30, 2001 and 2000, respectively. Excluding the effects of stock-based compensation of approximately $198,000 and $848,000 for the six months ended June 30, 2001 and 2000, respectively, research and development expenses decreased 10% to $74.7 million from $83.2 million for the six months ended June 30, 2001 and 2000, respectively. Research and development expenses decreased due to focused product development, discontinuance of certain development efforts, more efficient operations in our research and development groups, the relocation of personnel to lower cost offices and the conversion of temporary personnel into full time employees. As a percentage of net revenue, research and development expenses were 18% and 19% for the three months ended June 30, 2001 and 2000, respectively. As a percentage of net revenue, research and development expenses was 22% and 21% for the six months ended June 30, 2001 and 2000, respectively. We anticipate that research and development expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

      We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of approximately $169,000 and $625,000 for the three months ended June 30, 2001 and 2000, respectively, marketing and sales expenses increased 8% to $102.3 million from $95.1 million for the three months ended June 30, 2001 and 2000, respectively. Excluding the effects of stock-based compensation of approximately $313,000 and $1.3 million for the six months ended June 30, 2001 and 2000, respectively, marketing and sales expenses increased 8% to $202.9 million from

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 32 for discussion of certain factors that could affect future performance.

$187.7 million for the six months ended June 30, 2001 and 2000, respectively. These increases were primarily due to continued investment in the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for McAfee.com. As a percentage of net revenue, marketing and sales expense was 53% and 44% for the three months ended June 30, 2001 and 2000, respectively. As a percentage of net revenue, marketing and sales expense was 58% and 46% for the six months ended June 30, 2001 and 2000, respectively. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. Excluding the effect of stock-based compensation of $931,000 and $340,000 for the three months ended June 30, 2001 and 2000, respectively, general and administrative expenses increased 8% to $26.0 million from $24.1 million for the three months ended June 30, 2001 and 2000. Excluding the effect of stock-based compensation of $2.4 million and $732,000 for the six months ended June 30, 2001 and 2000, respectively, general and administrative expenses increased 26% to $46.7 million from $37.2 million for the six months ended June 30, 2001 and 2000. The increase is primarily attributable to recruiting and hiring additional personnel, including senior management, legal fees and continued expansion of the information technology infrastructure to support business information systems. As a percentage of net revenues, general and administrative expenses were 14% and 11% for the three months ended June 30, 2001 and 2000, respectively. As a percentage of net revenues, general and administrative expenses were 14% and 9% for the six months ended June 30, 2001 and 2000, respectively. We anticipate that general and administrative expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

      Amortization of Intangibles. We expensed $16.7 million and $14.9 million of amortization related to intangibles in the three months ended June 30, 2001 and 2000, respectively. We expensed $32.5 million and $29.4 million of amortization related to intangibles in the six months ended June 30, 2001 and 2000, respectively. Intangibles consist of purchased goodwill and certain acquired technology. The increase in amortization was primarily a result of additions to goodwill related to McAfee.com’s acquisitions during 2000. We periodically assess the carrying value of our intangible assets. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings. Such charges could have a material adverse effect on our results of operations and financial position.

      Interest and Other Income and Expense. Interest and other income and expense decreased to $3.2 million from $6.3 million for the three months ended June 30, 2001 and 2000, respectively. Interest and other income and expense decreased to $9.5 million from $13.6 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in interest and other income and expense, net, is due to lower average cash balances in the second quarter of 2001.

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

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 32 for discussion of certain factors that could affect future performance.

      Provision for (Benefit from) Income Taxes. Our income tax benefit was approximately $732,000 and $11.2 million for the three and six months ended June 30, 2001, respectively, which was primarily attributable to current period net operating losses generated in various taxing jurisdictions. The provision for income taxes was $7.5 million and $28.5 million for three and six months ended June 30, 2000, respectively, which was primarily attributable to federal income tax gains from the sale of investments and to income taxes payable in foreign jurisdictions.

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

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 32 for discussion of certain factors that could affect future performance.

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

      During the three and six months ended June 30, 2001, we did not incur charges to earnings related to options subject to variable plan accounting, as our stock price was below $20.375. As of June 30, 2001, Network Associates and McAfee.com had options to purchase 3.8 million and 59,650 shares, respectively, which were outstanding and subject to variable plan accounting. Depending on movements in the market value of our common stock, the accounting treatment may result in significant additional compensation charges in future periods.

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

Liquidity and Capital Resources, as Restated

      At June 30, 2001, we had $358.4 million in cash and cash equivalents and $292.2 million in short and long-term marketable securities, for a combined total of $650.6 million.

      Net cash provided by operating activities was $31.0 million and $66.8 million for the six months ended June 30, 2001 and 2000, respectively. Net cash provided by operating activities for the six months ended June 30, 2001 consisted primarily of collections of accounts receivable and an increase in our deferred revenue balance. Cash provided by these activities was offset by payments made on our accounts payable and other accrued liabilities, an increase in our deferred tax balance and a net loss before non-cash charges. Net cash provided by operating activities for the six months ended June 30, 2000 consisted primarily of increases in our accounts payable and accrued liabilities balances as well as net income before non-cash charges related to depreciation and amortization, interest on our convertible notes, the gain on the sale of our investments in Goto.com and Network Associates Japan as well as an increase in our deferred revenue balance. Cash provided by these activities was offset by an increase in accounts receivable, an increase in prepaid expenses, taxes and other and an increase in our deferred tax balance.

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

*	This statement is a forward looking statement reflecting current expectations. There can be no assurance that our actual performance will meet our current expectations. See Risk Factors on page 32 for discussion of certain factors that could affect future performance.

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

Our Quarterly Financial Results Will Likely Fluctuate

      Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	volume, size and timing of new licenses and renewals of existing licenses;

•	our ability to timely and accurately obtain end-user sales information and information related to inventory levels from our distributors;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell;

•	the size and timing of our non-cash stock-based charges;

•	changes in product prices by us or our competitors;

•	trends in the computer industry and general economic conditions;

•	our ability to develop, market and sell our products;

•	current and future costs or charges related to acquisitions of technology or businesses;

•	fluctuations in our expenditure levels related to our efforts to expand our international sales organization;

•	our investment experience related to our strategic minority equity investments;

•	the components of our revenue, particularly that portion attributable to our ASP/MSP subscription model, that is deferred;

•	the effectiveness of our channel strategy and our mix of direct and indirect revenues;

•	pressure on employee wages as competition for skilled employees increases; and

•	costs related to extraordinary events including litigation or any reductions in forces.

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

We Could Experience Customer and Market Confusion Due to Similarities in the Names Used By Our Product Groups and Subsidiaries

      Historically, we have spent a significant portion of our total marketing efforts and advertising spending building awareness of the Network Associates name. In more recent periods, our marketing efforts and advertising spending have been focused on building brand awareness at the product group and subsidiary level, rather than at the Network Associates corporate level. This has created and could continue to create confusion in the marketplace and in the investor community. People may be unclear about the relationships between Network Associates and our product groups and our subsidiaries, which often have potentially confusing names and products. For example, our online consumer anti-virus products, our retail and large corporate anti-

virus products and our hosted anti-virus products to date have been marketed and sold, respectively, by our publicly traded McAfee.com subsidiary, our retail division which is called McAfee Retail and our McAfee product group.

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

Our Stock Price Has Been Volatile and is Likely to Remain Volatile

      During the 12-month period ended June 30, 2001, our stock price was extremely volatile ranging from a per-share high of $26.25 to low of $4.13. Announcements, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has often been instituted. A number of putative class actions were brought against our officers, directors and us. See Note 9 of the Notes to the Condensed Consolidated Financial Statements. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

Our International Operations Subject Us to Foreign Currency Fluctuations and Other Inherent Risks Related to Doing Business in Foreign Countries

      For the three months ended June 30, 2001 and 2000, net revenue from international sales represented approximately 36%, and 41%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue and we have announced our intention to focus on international growth. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      Information with respect to this item is incorporated by reference to Note 9 of the Notes to the Condensed Consolidated Financial Statements included herein on page 15 of this Report on Form 10-Q/A.

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

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

Date: June 28, 2002

EXHIBIT INDEX

Exhibit		Page
Number	Exhibit Title	Number

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997(1)
2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman(2)
2.3	Stock Exchange Agreement dated January 13, 1996 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade(3)
2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company an DNA Acquisition Corp(4)
2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman, Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998(7)
2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook(8)
2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen(8)
2.10	Stock Purchase Agreement, dated as of May 8, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(21)
2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(22)
3.1	Second Restated Certificate of Incorporation of Networks Associates, Inc., as amended on December 1, 1997(6)
3.2	Restated Bylaws of Networks Associates, Inc.(29)
3.3	Certificate of Designation of Series A Preferred Stock of Networks Associates, Inc.(9)
3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant(23)
4.2	Registration Rights Agreement dated August 30, 1996 between the Registrant and Daniel Freedman(1)
4.5	Registration Rights Agreement dated December 9, 1997 between the Registrant and certain shareholders of PGP(4)
4.6	Registration Rights Agreement, dated as of February 13, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated(10)
4.7	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee(10)
4.10	Registration Rights Agreement dated May 8, 1998, by and between the Registrant and the stockholders of Secure Networks, Inc.(8)
4.11	Registration Rights Agreement, dated June 29, 1998, by and between the Registrant and certain stockholders of CSB Consulenza Software di Base S.r.l. (“CSB”)(11)
4.12	Registration Rights Agreement, dated July 30, 1998, by and between the Registrant and certain stockholders of Anyware Seguridad Informatica S.A.(11)

Exhibit		Page
Number	Exhibit Title	Number

4.13	Registration Rights Agreement, dated August 31, 1998, by and between the Registrant and certain stockholders of QA Information Security Holding AB(24)
10.1	Standard Business Lease (Net) for Network General’s principal facility dated June 19, 1991, between Network General and Menlo Oaks Partners, L.P.(12)
10.2	First Amendment to Lease dated June 10, 1992, between Network General and Menlo Parks Partners, L.P.(12)
10.3	Standard Business Lease (Net) for Network General’s principal facility dated March 11, 1992, between Network General and Menlo Oaks Partners L.P.(13)
10.4	First Amendment to Lease dated June 18, 1992, between Network General and Menlo Oaks Partners, L.P.(12)
10.5	Lease dated June 30, 1992, between Network General and Equitable Life Assurance Society of the United States(12)
10.6	Second Amendment to Lease dated February 1, 1995, between Network General and Menlo Oaks Partners, L.P.(13)
10.7	Third amendment to Lease dated February 1, 1995 between Network General and Menlo Oaks Partners L.P.(13)
10.8	Fourth Amendment to Lease dated May 31, 1995, between Network General and Menlo Oaks Partners, L.P.(14)
10.9	Fifth Amendment to Lease dated June 13, 1995, between Network General and Menlo Oaks Partners, L.P.(14)
10.10	Lease dated July 3, 1996 between Network General and Campbell Avenue Associates(15)
10.11	Sixth Amendment to Lease dated November 29, 1996, between Network General and Menlo Oaks Partners, L.P.(15)
10.12	Sublease Agreement for facility at 2805 Bowers Avenue, Santa Clara, California, dated as of February 20, 1997, by and between McAfee Associates, Inc. and National Semiconductor Corporation(16)
10.13	Lease Agreement dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.14	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and Networks Associates, Inc.(4)
10.15	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., Networks Associates, Inc. and Birk S. McCandless, LLC(4)
10.16	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California(4)
10.17	Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(17)
10.18*	1997 Stock Incentive Plan, as Amended(17)
10.19*	Stock Option Plan for Outside Directors(18)
10.20*	2000 Nonstatutory Stock Option Plan(27)
10.21*	Change in control agreement between the Company and Peter Watkins dated May 11, 1999(25)
10.22*	Change in control agreement between the Company and William L. Larson dated May 11, 1999(25)
10.23*	Change in control agreement between the Company and Prabhat K. Goyal dated May 11, 1999(25)
10.24*	Change in control agreement between the Company and Zachary Nelson, dated May 11, 1999(25)

Exhibit		Page
Number	Exhibit Title	Number

10.25	Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)
10.26	Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999(26)
10.27	Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)
10.28	Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)
10.29	Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)
10.30	Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999(26)
10.31	Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)
10.32	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999(26)
10.33*	Employment Agreement between George Samenuk and Registrant, dated January 2, 2001(27)
10.34*	Agreement between the Registrant and William Larson, dated January 2, 2001(27)
10.35*	Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001(27)
10.36*	Agreement between the Registrant and Peter Watkins, dated December 26, 2000(27)
10.37*	Agreement between the Registrant and Zachary Nelson, dated January 1, 2001(28)
10.38	Reseller agreements between Registrant and McAfee.com, dated March 30, 2001(28)
10.39*	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001(28)

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 12, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1997.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on August 5, 1998.

(12)	Incorporated by reference from the Network General Corporation’s Report on Form 10-K for the year ended June 30, 1992. Network General’s filings with the Commission were made under File Number 0-17431.

(13)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended December 31, 1994. Network General’s filings with the Commission were made under File Number 0-17431.

(14)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended September 30, 1995. Network General’s filings with the Commission were made under File Number 0-17431.

(15)	Incorporated by reference from the Network General Corporation’s Report on Form 10-Q for the quarter ended September 30, 1996. Network General’s filings with the Commission were made under File Number 0-17431.

(16)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on August 14, 1997.

(17)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 31, 1995.

(19)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on August 13, 1996.

(20)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on May 15, 1998.

(21)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(22)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(23)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(24)	Incorporated by reference from the registrant’s report on form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.

(25)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(26)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(27)	Incorporated by reference from the registrant’s report on form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(28)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(29)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 6, 2001.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.