Form 10-Q/A
period 2001-09-30
NETWORKS ASSOCIATES INC/
filed 2002-06-28
CIK 890801

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

EXPLANATORY NOTE:

      THIS 10-Q/ A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 2 AND 3 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 2001. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q. ALL INFORMATION IN THE FORM 10-Q/ A IS AS OF SEPTEMBER 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

THIS DOCUMENT CONTAINS 56 PAGES.

THE EXHIBIT INDEX IS ON PAGE 53.

NETWORKS ASSOCIATES, INC.

FORM 10-Q/ A

September 30, 2001

CONTENTS

Item
Number		Page

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements, as restated
	Condensed Consolidated Balance Sheets:
	September 30, 2001 and December 31, 2000	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
	Three months and nine months ended September 30, 2001 and 2000	2
	Condensed Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2001 and 2000	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 2.	Changes in Securities	51
Item 3.	Defaults in Securities	51
Item 4.	Submission of Matters to a Vote of Security Holders	51
Item 5.	Other Information	51
Item 6.	Exhibits and Reports on Form 8-K	51
SIGNATURES		52
EXHIBIT INDEX		53

i

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(As restated	(As restated
	See Note 2)	See Note 2)

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$640,255	$275,539
Short-term marketable securities	67,369	85,721
Accounts receivable, net	124,316	122,315
Prepaid expenses, income taxes and other current assets	34,239	50,346
Deferred taxes	136,049	86,771

Total current assets	1,002,228	620,692
Long-term marketable securities	249,225	332,893
Fixed assets, net	67,944	75,499
Deferred taxes	104,490	120,261
Intangibles and other assets	215,455	242,275

Total assets	$1,639,342	$1,391,620

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,906	$46,816
Accrued liabilities	294,445	254,282
Deferred revenue	209,747	151,566

Total current liabilities	529,098	452,664
Deferred taxes	5,850	7,971
Deferred revenue, less current portion	32,639	26,592
Convertible debt	690,636	396,336
Other long-term debt and liabilities	858	532

Total liabilities	1,259,081	884,095
Commitments and contingencies (Note 10)
Minority interest	11,849	11,067
Common stock, $0.01 par value; Authorized: 300,000,000; Issued: 139,328,528 shares at September 30, 2001 and December 31, 2000; Outstanding: 138,455,083 shares at September 30, 2001 and 138,089,775 shares at December 31, 2000.	1,393	1,381
Treasury stock, at cost: 873,445 shares at September 30, 2001 and 1,238,753 shares at December 31, 2000.	(20,873)	(23,186)
Additional paid-in capital	691,761	685,423
Accumulated other comprehensive loss	(30,352)	(31,266)
Accumulated deficit	(273,517)	(135,894)

Total stockholders’ equity	368,412	496,458

Total liabilities, minority interest, and stockholders’ equity	$1,639,342	$1,391,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(As reclassified	(As restated	(As reclassified	(As restated
	See Note 2)	and reclassified	See Note 2)	and reclassified
		See Note 2)		See Note 2)

	(In thousands, except per share data)
	(Unaudited)
Net revenue:
Product	$134,888	$170,249	$359,757	$474,241
Services and support	70,382	51,524	193,671	154,761

Total net revenue	205,270	221,773	553,428	629,002

Cost of net revenue:
Product	28,304	29,518	77,185	81,521
Services and support	14,115	10,508	41,575	29,420

Total cost of net revenue	42,419	40,026	118,760	110,941

Operating costs and expenses:
Research and development(1)	33,882	45,893	108,741	129,953
Marketing and sales(2)	100,121	97,961	303,365	286,976
General and administrative(3)	22,210	21,330	71,232	59,218
Amortization of intangibles	15,479	16,443	47,996	45,805

Total operating cost and expenses	171,692	181,627	531,334	521,952

Income (loss) from operations	(8,841)	120	(96,666)	(3,891)
Interest and other income and expense, net	1,693	5,336	11,223	18,905
Gain on sale of investments, net	—	—	—	40,373
Write-down of strategic and other investments	(1,000)	—	(19,138)	—

Income (loss) before provision for income tax, minority interest and extraordinary item	(8,148)	5,456	(104,581)	55,387
Provision for income taxes (income tax benefit)	4,028	9,577	(7,144)	38,076

Income (loss) before minority interest and extraordinary item	(12,176)	(4,121)	(97,437)	17,311
Minority interest in loss (income) of consolidated subsidiaries	(152)	1,050	569	3,386

Income (loss) before extraordinary item	(12,328)	(3,071)	(96,868)	20,697
Extraordinary item — gain on redemption of debt (net of $718 tax)	1,077	—	1,077	—

Net income (loss)	$(11,251)	$(3,071)	$(95,791)	$20,697

Other comprehensive income, net	537	11,624	913	7,739

Comprehensive income (loss)	$(10,714)	$8,553	$(94,878)	$28,436

Basic net income (loss) per share:
Income (loss) before extraordinary item	$(0.09)	$(0.02)	$(0.71)	$0.15
Extraordinary item, gain on redemption of debt, net of taxes	0.01	—	0.01	—

Net income (loss)	$(0.08)	$(0.02)	$(0.70)	$0.15

Shares used in per share calculation — basic	137,750	137,482	137,256	138,144

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$(0.09)	$(0.02)	$(0.71)	$0.15
Extraordinary item, gain on redemption of debt, net of taxes	0.01	—	0.01	—

Net income (loss)	$(0.08)	$(0.02)	$(0.70)	$0.15

Shares used in per share calculation — diluted	137,750	137,482	137,256	142,454

(1)	Includes stock-based compensation charge of $144 and $3,319 for the three months ended September 30, 2001 and 2000, respectively, and $342 and $4,167 for the nine months ended September 30, 2001 and 2000, respectively.

(2)	Includes stock-based compensation charge of $228 and $5,831 for the three months ended September 30, 2001 and 2000, respectively, and $541 and $7,176 for the nine months ended September 30, 2001 and 2000, respectively.

(3)	Includes stock-based compensation charge of $448 and $2,957 for the three months ended September 30, 2001 and 2000, respectively, and $2,800 and $3,689 for the nine months ended September 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2000

		(As restated
		See Note 2)

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(95,791)	$20,697
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and bad debt expense	71,631	63,514
Interest on convertible notes	16,585	13,555
Realized (gain) loss on investments	(3,876)	141
Write-down of strategic investments	19,138	—
Extraordinary item — gain on redemption of debt, net of tax	(1,077)	—
Minority interest	(569)	(3,386)
Deferred taxes	(35,542)	(12,358)
Stock compensation charges	3,683	15,032
Gain on sale of Goto.com investment	—	(28,551)
Gain on sale of Network Associates Japan investment	—	(11,947)
Changes in assets and liabilities:
Accounts receivable	3,596	(21,857)
Prepaid expenses, taxes and other	9,303	(31,370)
Accounts payable and accrued liabilities	3,172	49,764
Deferred revenue	63,240	14,008

Net cash provided by operating activities	53,493	67,242

Cash flows from investing activities:
Purchase of marketable securities	(427,721)	(347,213)
Proceeds from sale of marketable securities	528,063	386,137
Purchase of equity investments	—	(21,650)
Proceeds from Goto.com investment	—	36,750
Proceeds from sale of shares of Network Associates Japan	—	11,947
Purchase of shares of Network Associates Japan	(10,655)	—
Acquisitions by subsidiary	—	(1,959)
Additions to fixed assets	(20,096)	(37,844)

Net cash provided by investing activities	69,591	26,168

Cash flows from financing activities:
Repayment of notes payable	—	(67)
Proceeds from issuance of stocks from option plan and stock purchase plans	18,564	37,937
Repurchase of common stock	(53,800)	(92,681)
Issuance of 5.25% convertible notes	335,081	—
Redemption of zero coupon convertible debenture	(61,950)	—
Proceeds from sale of put options	—	13,890
Other	(314)	950

Net cash provided by (used in) financing activities	237,581	(39,971)

Effect of exchange rate fluctuations	4,051	(38,346)

Net increase in cash and cash equivalents	364,716	15,093
Cash and cash equivalents at beginning of period	275,539	316,784

Cash and cash equivalents at end of period	$640,255	$331,877

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

2.     Restatement and Adoption of New Accounting Pronouncements

      On April 25, 2002, the Company announced that it had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. The Company conducted an internal investigation under the direction of the Audit Committee of its Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, the Company announced that the Audit Committee of its Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, the Company’s statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, the Company announced the restatement of its December 31, 2001 and March 31, 2002 balance sheets. As a result, the Company is also restating its condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2000 and condensed consolidated balance sheet as of September 30, 2001, which are included in this Form 10-Q/A. The statements of operations and cash flows for the periods ended September 30, 2001 were not impacted by this restatement.

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000 and condensed consolidated statements of operations for the three and nine months ended September 30, 2000 contained herein have been restated to incorporate the adjustments described herein and the related tax effects. In addition, the Company reclassified amounts of approximately $3.8 million and $6.0 million for the three months ended September 30, 2001 and 2000, respectively, and $21.9 million and $20.6 million for the nine months ended September 30, 2001 and 2000, respectively, from marketing and sales expense to revenue upon the adoption of EITF 01-09.

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are reconciliations of the Company’s financial position and results of operations from financial statements previously filed to these restated and reclassified financial statements (in thousands, except per share data):

Balance Sheet as of September 30, 2001

		Cumulative
	As Previously	Effect of Prior
	Reported	Year Changes	As Restated

Cash and cash equivalents	$640,255	$—	$640,255
Short-term marketable securities	67,369	—	67,369
Accounts receivable, net	124,316	—	124,316
Prepaid expenses, income taxes and other current assets	34,239	—	34,239
Deferred taxes	136,049	—	136,049

Total current assets	1,002,228	—	1,002,228
Long-term marketable securities	249,225	—	249,225
Fixed assets, net	67,944	—	67,944
Deferred taxes	97,718	6,772	104,490
Intangible assets and other assets	215,455	—	215,455

Total assets	$1,632,570	$6,772	$1,639,342

Accounts payable	$24,906	$—	$24,906
Accrued liabilities	265,480	28,965	294,445
Deferred revenue	209,747		209,747

Total current liabilities	500,133	28,965	529,098
Deferred taxes	5,850	—	5,850
Deferred revenue, less current portion	32,639	—	32,639
Convertible debt	690,636	—	690,636
Other long term debt and liabilities	858	—	858

Total liabilities	1,230,116	28,965	1,259,081

Minority interest	11,849	—	11,849
Common stock	1,393	—	1,393
Treasury stock	(20,873)	—	(20,873)
Additional paid in capital	691,761	—	691,761
Accumulated other comprehensive loss	(30,352)	—	(30,352)
Accumulated deficit	(251,324)	(22,193)	(273,517)

Total stockholders’ equity	390,605	(22,193)	368,412

Total liabilities, minority interest and stockholders’ equity	$1,632,570	$6,772	$1,639,342

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations

For the Three Months Ended September 30, 2000

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue:
Product	$187,213	$(11,000)	$(5,964)	$170,249
Services and support	51,524	—	—	51,524

Total net revenue	238,737	(11,000)	(5,964)	221,773

Cost of net revenue:
Product	29,518	—	—	29,518
Services and support	10,508	—	—	10,508

Total cost of net revenue	40,026	—	—	40,026

Operating costs and expenses:
Research and development	45,893	—	—	45,893
Marketing and sales	103,925	—	(5,964)	97,961
General and administrative	21,730	(400)	—	21,330
Amortization of intangibles	16,443	—	—	16,443

Total operating costs and expenses	187,991	(400)	(5,964)	181,627

Income from operations	10,720	(10,600)	—	120
Interest and other income and expense, net	5,736	(400)	—	5,336

Income before provision for income taxes and minority interest	16,456	(11,000)	—	5,456
Provision for taxes	13,427	(3,850)	—	9,577

Net income (loss) before minority interest	3,029	(7,150)	—	(4,121)
Minority interest in consolidated subsidiaries	1,050	—	—	1,050

Net income (loss)	$4,079	$(7,150)	$—	$(3,071)

Basic and diluted net income (loss) per share:
Net income (loss) per share — basic	$0.03			$(0.02)
Net income (loss) per share — diluted	$0.03			$(0.02)
Basic shares	137,482			137,482
Diluted shares	140,989			137,482

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations

For the Nine Months Ended September 30, 2000

	As Previously		EITF No. 01-09	As Restated
	Reported	Inaccuracies	Reclassifications	and Reclassified

Net revenue:
Product	$532,104	$(37,288)	$(20,575)	$474,241
Services and support	154,761	—	—	154,761

Total net revenue	686,865	(37,288)	(20,575)	629,002

Cost of net revenue:
Product	82,521	(1,000)	—	81,521
Services and support	29,420	—	—	29,420

Total cost of net revenue	111,941	(1,000)	—	110,941

Operating costs and expenses:
Research and development	130,453	(500)	—	129,953
Marketing and sales	298,751	8,800	(20,575)	286,976
General and administrative	64,581	(5,363)	—	59,218
Amortization of intangibles	45,805	—	—	45,805

Total operating costs and expenses	539,590	2,937	(20,575)	521,952

Income from operations	35,334	(39,225)	—	(3,891)
Interest and other income and expense, net	16,305	2,600	—	18,905
Gain on investment, net	40,373	—	—	40,373

Income before provision for income taxes and minority interest	92,012	(36,625)	—	55,387
Provision for taxes	50,895	(12,819)	—	38,076

Net income before minority interest	41,117	(23,806)	—	17,311
Minority interest in consolidated subsidiaries	3,386	—	—	3,386

Net income	$44,503	$(23,806)	$—	$20,697

Basic and diluted net income per share:
Net income per share — basic	$0.32			$0.15
Net income per share — diluted	$0.31			$0.15
Basic shares	138,144			138,144
Diluted shares	142,454			142,454

3.     Business Segment Information

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

      Summarized pre-tax financial information concerning the Company’s reportable segments is provided as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(As restated		(As restated
	(As reclassified	and reclassified	(As reclassified	and reclassified
	See Note 2)	See Note 2)	See Note 2)	See Note 2)
Infrastructure:
Net revenues	$189,100	$209,212	$510,033	$594,277
Segment operating income (loss)	$(10,152)	$7,401	$(94,620)	$19,214
McAfee.com:
Net revenues	$16,170	$12,561	$43,395	$34,725
Segment operating income (loss)	$1,311	$(7,281)	$(2,046)	$(23,105)
Total Company:
Net revenues	$205,270	$221,773	$553,428	$629,002
Segment operating income (loss)	$(8,841)	$120	$(96,666)	$(3,891)

	September 30,	December 31,
	2001	2000

	(As restated	(As restated
	See Note 2)	See Note 2)
Infrastructure:
Total assets	$1,531,507	$1,293,488
McAfee.com:
Total assets	$107,835	$98,132
Total Company:
Total assets	$1,639,342	$1,391,620

4.     Convertible Debt

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.	Stock Option Repricing, Stock Based Charges and Stock Repurchase Plan

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Stockholders’ Equity

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

7.     Recent Accounting Pronouncements

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

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for “Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. As part of the restatement discussed in Note 2 of these Notes to Condensed Consolidated Financial Statements, the Company adopted EITF 01-09. See Note 2 of these Notes to Condensed Consolidated Financial Statements.

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

8.     Net Income (Loss) per Share

      The reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(As restated		(As restated
		see Note 2)		see Note 2)
Numerator — Basic:
Income (loss) before extraordinary item	(12,328)	(3,071)	(96,868)	20,697
Extraordinary item — gain on redemption of debt, net of tax	1,077	—	1,077	—

Net income (loss)	$(11,251)	$(3,071)	$(95,791)	$20,697

Numerator — Diluted:
Income (loss) before extraordinary item	(12,328)	(3,071)	(96,868)	20,697
Interest on convertible debentures(1)	—	—	—	—

Income (loss) before extraordinary item, adjusted	(12,328)	(3,071)	(96,868)	20,697
Extraordinary item — gain on redemption of debt, net of tax	1,077	—	1,077	—

Net income (loss), adjusted	$(11,251)	$(3,071)	$(95,791)	$20,697

Denominator — Basic:
Weighted average shares of common stock outstanding	138,050	137,482	137,606	138,144
Less: Weighted average shares of common stock Subject to repurchase	(300)	—	(350)	—

Basic weighted average common shares outstanding	137,750	137,482	137,256	138,144

Denominator — Diluted:
Basic weighted average common shares outstanding	137,750	137,482	137,256	138,144
Effective of dilutive securities:
Common stock options(2)	—	—	—	4,128
Warrants(3)	—	—	—	—
Put Options	—	—	—	182

Diluted weighted average shares	137,750	137,482	137,256	142,454

Basic net income (loss) per share:
Income (loss) before extraordinary item	$(0.09)	$(0.02)	$(0.71)	$0.15
Extraordinary item — gain on redemption of debt, net of taxes	0.01	—	0.01	—

Net income (loss)	$(0.08)	$(0.02)	$(0.70)	$0.15

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$(0.09)	$(0.02)	$(0.71)	$0.15
Extraordinary item — gain on redemption of debt, net of taxes	0.01	—	0.01	—

Net income (loss)	$(0.08)	$(0.02)	$(0.70)	$0.15

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 25.5 million for the three months and nine months ended September 30, 2001 and 7.6 million for the three months and nine months ended September 30, 2000.

(2)	At September 30, 2001 and 2000, 33.0 million and 16.8 million common stock options, respectively, were excluded from the determination of diluted net income per share as the effect of such options is anti-dilutive.

(3)	At September 30, 2001, 233,334 warrants were excluded from the determination of diluted net income per share as the effect of such warrants is anti-dilutive.

9.     Write-down of Strategic and Other Investments

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

      Gage v. Network Associates. A derivative action similar to those settled in the quarter ended June 30, 2001 and captioned Gage v. Network Associates, Inc., et al., Civil Action No. B C21152, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Section 25400 et seq. of the California Corporations Code, Section 17200 of the California Business and Professions Code, and breach of fiduciary duty. The parties stipulated to transfer the action of Santa Clara County Superior Court where it is now pending under Civil Action No. CV-785715. The complaint was dismissed without prejudice. Gage filed a First Amended Complaint asserting claims in his individual capacity, which was dismissed without prejudice. Gage then filed a Second Amended Complaint. The individual defendants’ and the Company’s demurrer to the Second Amended Complaint was overruled in part, sustained in part with prejudice, and sustained in part without prejudice. Gage then filed a Third Amended Complaint. The individual defendants’ and the Company’s motion to Strike certain allegations of the Third Amended Complaint was granted. Gage has filed a Fourth Amended Complaint which defendants have answered. On June 7, 2001, all proceedings in the Gage action were stayed pending Gage’s Appeal of the Final Judgment in the federal class action to the Ninth Circuit Court of Appeals. On September 6, 2001, the Company settled the Gage action. On September 8, 2001, the Court issued a final judgement dismissing the action with prejudice.

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

      These two matters were settled at a September 19, 2001 settlement conference. Under the terms of the settlement, the Company purchased a non-exclusive perpetual worldwide license for software products and

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services under all patents owned by Hilgraeve. The formal agreements and dismissal of the lawsuits have been finalized and the cases were dismissed on October 25, 2001.

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

NETWORKS ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Other Comprehensive Income, Net

      Other comprehensive income, net, comprises the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Gross change in unrealized gain (loss) on investments	$1,673	$20,075	$(2,794)	$51,935
Write down of available-for-sale strategic investments	—	—	8,638	—
Realized (gain)/loss on investments	—	—	(3,876)	141
Gain on sale of Goto.com investment	—	—	—	(28,551)

	1,673	20,075	1,968	23,525
Foreign currency translation loss	(1,136)	(8,451)	(1,055)	(15,786)

	$537	$11,624	$913	$7,739

12. Subsequent Events

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 3 of Part I of Form 10-Q to reflect the restatement of our Condensed Consolidated Financial Statements as of and for the periods ended September 30, 2001 and 2000 and a reclassification in our statements of operations for these periods to reflect the retroactive adoption of a new accounting principle. We have made no further changes to the previously filed Form 10-Q. All information in this Form 10-Q/A is as of September 30, 2001 and does not reflect any subsequent information or events other than the restatement.

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

      These product groups represent our Infrastructure segment. Organization around our product groups is designed to allow us to, among other things, react faster to customers’ changing needs and better specialize our sales forces. For the three months and nine months ended September 30, 2001, our infrastructure segment accounted for approximately $189.1 million and $510.0 million in net revenue and a net operating loss of $10.2 million and $94.6 million, respectively.

      In the fourth quarter of 2001, we plan to integrate the activities of our PGP product group into our McAfee and Sniffer product groups and other products lines will be sold. The PGP product group in recent quarters has accounted for 7% to 10% of net revenue. Specifically, the PGP VPN, PGPfire (our distributed firewall) for corporate users and the PGP E-Business Server will be marketed and sold as McAfee products.

The CyberCop vulnerability assessment technology will be integrated into the Sniffer product line. We will look for buyers for the PGP desktop encryption and Gauntlet firewall product. In connection with the PGP integration, we expect, among other things:

•	to record a restructuring charge of approximately $9.0 to $11.0 million during the fourth quarter of 2001, consisting primarily of the costs related to severance packages for affected employees and other exit costs;*

•	expense savings of approximately $50 million in fiscal 2002, primarily in the areas of operating expenses;* and

•	overall revenue to be adversely impacted in at least the nearterm as we integrate some of PGP’s security products and seek to sell others.*

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

Results of Operations, as restated

      On April 25, 2002, we announced that we had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of the Audit Committee of our Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, we announced that the Audit Committee of our

Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, our statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 would be restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, we announced the restatement of our December 31, 2001 and March 31, 2002 balance sheets. As a result, we are also restating our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2000 and condensed consolidated balance sheets as of September 30, 2001, which are included in this Form 10-Q/ A. The statements of operations and cash flows for the periods ended September 30, 2001 were not impacted by this restatement.

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

      A summary of the impact of the adjustments to correct the inaccurate accounting entries, the related tax effects and the adoption of EITF 01-09 on our previously issued condensed consolidated balance sheets for September 30, 2001 and December 31, 2000 and condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and the adoption of EITF 01-09 on our previously issued condensed consolidated statement of operations for the three and nine months ended September 30, 2001 is presented in Note 2 to the Notes to Condensed Consolidated Financial Statements.

      The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain items in our statements of operations.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(As Reclassified)	(As restated		(As restated
		and Reclassified)		and Reclassified)
Net revenue:
Product	66%	77%	65%	75%
Services and support	34	23	35	25

Total net revenue	100	100	100	100
Cost of net revenue:
Product	14	13	14	13
Services and support	7	5	7	5

Total cost of net revenue	21	18	21	18
Operating costs and expenses:
Research and development	16	21	19	21
Marketing and sales	49	44	55	46
General and administrative	11	10	13	9
Amortization of intangibles	7	7	9	7

Total operating costs and expenses	83	82	96	83
Income (loss) from operations	(4)	—	(17)	(1)
Interest and other income and expense, net	1	2	2	3
Gain on sale of investments, net	—	—	—	7
Write-down of strategic and other investments	(1)	—	(3)	—

Income (loss) before provision for income taxes, minority interest and extraordinary item	(4)	2	(18)	9
Provision for income taxes (income tax benefit)	2	4	(1)	6

Income (loss) before minority interest and extraordinary item	(6)	(2)	(17)	3
Minority interest in loss (income) of consolidated subsidiaries	—	1	—	—

Income (loss) before extraordinary item	(6)	(1)	(17)	3
Extraordinary item	1	—	—	—

Net income (loss)	(5)%	(1)%	(17)%	3%

      Net Revenue. Net revenue decreased 7% to $205.3 million from $221.8 million for the three months ended September 30, 2001 and 2000, respectively. Net revenue decreased 12% to $553.4 million from $629.0 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net revenue for the three and nine months ended September 30, 2001 is primarily due to the relative increase in the amount of services contracted, such as MSP and ASP, versus products, the former being recognized ratably over the period of the service contracts as compared to product sales which are generally recognized at the time of delivery. In October 2001, our board of directors approved a plan to integrate the activities of our PGP product group into our McAfee and Sniffer product groups and other product lines will be sold. As a result, we expect lower PGP related revenues due to these activities.*

      Product revenue includes revenue from product licenses and hardware. Product revenue decreased 21% to $134.9 million from $170.2 million for the three months ended September 30, 2001 and 2000, respectively. Product revenue decreased 24% to $360.0 million from $474.2 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in product revenue is attributable to a change in our product and services mix, as discussed above.

      Services and support revenues include revenues from software support and maintenance contracts, and education and consulting services, which are deferred and recognized over the related service period. Service revenues increased 37% to $70.4 million from $51.5 million for the three months ended September 30, 2001 and 2000, respectively. Service revenues increased 25% to $193.7 million from $154.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of our installed customer base and the resulting renewal of support and maintenance contracts. In addition, we experienced growth in our MSP and ASP service offerings, including those offered by McAfee.com.

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

      International revenues were approximately $69.5 million and $77.5 million in the three months ended September 30, 2001 and 2000, respectively, and approximately $192.4 million and $251.8 million for the nine months ended September 30, 2001 and 2000, respectively. On a percentage of net revenue basis, international revenue accounted for approximately 34% and 35% of net revenue for the three months ended September 30, 2001 and 2000, respectively and approximately 35% and 40% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in international net revenue as a percentage of net revenue for the three and nine months ended September 30, 2001 compared to the same periods in 2000 was due to the reorganization of our European sales force around our product groups, under-performance in sales operations and changes in sales management. We have recently renewed our emphasis on the international markets as evidenced by European sales force reorganization and continued key management additions, including new heads of our European and Latin American operations. In future periods, we expect international revenues to grow in nominal dollars and as a percentage of net revenue.*

      To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstances, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

      Cost of Net Revenue. Cost of net revenue increased 6% to $42.4 million from $40.0 million for the three months ended September 30, 2001 and 2000, respectively. Cost of net revenue increased 7% to $118.8 million from $110.9 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cost of net revenues was primarily due to a higher percentage of our revenues attributable to lower margin products and services, such as hardware, consulting, and maintenance services in comparison to the same periods in prior year.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties, and with respect to hardware-based Sniffer and E-ppliance products, computer platforms and other hardware components. Cost of product revenue decreased 4% to $28.3 million from $29.5 million for the three months ended September 30, 2001 and 2000, respectively. Cost of product revenue decreased 5% to $77.2 million from $81.5 million for the nine months ended September 30,

2001 and 2000, respectively. As a percentage of net product revenue, cost of product revenue was 21% and 17% for the three months ended September 30, 2001 and 2000, respectively. As a percentage of net product revenue, cost of product revenue was 21% and 17% for the nine months ended September 30, 2001 and 2000, respectively. Cost of product revenue increased as a percentage of product revenue for the three and nine months ended September 30, 2001 compared to the same periods in 2000 due to lower margin products, such as hardware, making up a higher percentage of our product revenues.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue increased 34% to $14.1 million from $10.5 million for the three months ended September 30, 2001 and 2000, respectively. The cost of services and support revenue increased 41% to $41.6 million from $29.4 million for the nine months ended September 30, 2001 and 2000, respectively. Costs of services and support revenue increased due to the increase in services and support revenue. Cost of services and support revenue as a percentage of net services and support revenue was 20% for the three months ended September 30, 2001 and 2000. Cost of services and support revenue as a percentage of net services and support revenue was 21% and 19% for the nine months ended September 30, 2001 and 2000, respectively.

      Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Excluding the effects of stock-based compensation of approximately $144,000 and $3.3 million for the three months ended September 30, 2001 and 2000, respectively, research and development expenses decreased 21% to $33.7 million from $42.6 million for the three months ended September 30, 2001 and 2000, respectively. Excluding the effects of stock-based compensation of approximately $342,000 and $4.2 million for the nine months ended September 30, 2001 and 2000, respectively, research and development expenses decreased 14% to $108.4 million from $125.8 million for the nine months ended September 30, 2001 and 2000, respectively. Research and development expenses decreased due to focused product development, discontinuance of certain development efforts, more efficient operations in our research and development groups, the relocation of personnel to lower cost offices and the conversion of temporary personnel into full time employees. As a percentage of net revenue, research and development expenses were 16% and 21% for the three months ended September 30, 2001 and 2000, respectively. As a percentage of net revenue, research and development expenses were 19% and 21% for the nine months ended September 30, 2001 and 2000, respectively. We anticipate that research and development expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue. In addition, due to the decision to integrate the activities of our PGP product group into our McAfee and Sniffer product groups, we expect cost savings for the year 2002.*

      We believe that our ability to maintain our competitiveness will depend in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.*

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of approximately $228,000 and $5.8 million for the three months ended September 30, 2001 and 2000, respectively, marketing and sales expenses increased 8% to $99.9 million from $92.1 million for the three months ended September 30, 2001 and 2000, respectively. Excluding the effects of stock-based compensation of approximately $541,000 and $7.2 million for the nine months ended September 30, 2001 and 2000, respectively, marketing and sales expenses increased 8% to $302.8 million from $279.8 million for the nine months ended September 30, 2001 and 2000, respectively. These increases were primarily due to continued investment in the marketing of our products and services as well as the hiring and training of our enterprise level sales force. As a percentage of net revenue, marketing and sales expense was 49% and 44% for the three months ended September 30, 2001 and 2000, respectively. As a percentage of net revenue, marketing and sales expense was 55% and 46% for the nine months ended September 30, 2001 and 2000, respectively. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue. In addition, due to the decision to integrate the activities of our PGP product group into our McAfee and Sniffer product groups, we expect cost savings for the year 2002.*

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. Excluding the effect of stock-based compensation of $448,000 and $3.0 million for the three months ended September 30, 2001 and 2000, respectively, general and administrative expenses increased 18% to $21.8 million from $18.4 million for the three months ended September 30, 2001 and 2000, respectively. Excluding the effect of stock-based compensation of $2.8 million and $3.7 million for the nine months ended September 30, 2001 and 2000, respectively, general and administrative expenses increased 23% to $68.4 million from $55.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increase is primarily attributable to recruiting and hiring additional personnel, including senior management, legal fees and continued expansion of the information technology infrastructure to support business information systems. As a percentage of net revenues, general and administrative expenses were 11% and 10% for the three months ended September 30, 2001 and 2000, respectively. As a percentage of net revenues, general and administrative expenses were 13% and 9% for the nine months ended September 30, 2001 and 2000, respectively. We anticipate that general and administrative expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.*

      Amortization of Intangibles. We incurred $15.5 million and $16.4 million of amortization related to intangibles in the three months ended September 30, 2001 and 2000, respectively. We incurred $48.0 million and $45.8 million of amortization related to intangibles in the nine months ended September 30, 2001 and 2000, respectively. Intangibles consist of purchased goodwill and certain acquired technology. The increase in amortization was primarily a result of additions to goodwill related to McAfee.com’s acquisitions during 2000. We periodically assess the fair value of our intangible assets. In addition, if we later determine that purchased technology and goodwill are impaired, we will be required to take a related non-recurring charge to earnings. Such charges could have a material adverse effect on our results of operations and financial position.

      Interest and Other Income and Expense. Interest and other income and expense decreased to $1.7 million from $5.3 million for the three months ended September 30, 2001 and 2000, respectively. Interest and other income and expense decreased to $11.2 million from $18.9 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in interest and other income and expense, net, is due to lower interest rates on our investments and higher interest expense resulting from the issuance of our convertible notes.

      Gain on Sale of Investments. In 2000, we recognized a total gain of $40.4 million on the sale of our venture and strategic investments, including a gain on the sale of shares of our Japanese subsidiary Network Associates Japan, amounting to $11.9 million.

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

      Provision for Income Taxes/ Income Tax Benefit. Our income tax provision was approximately $4.0 million for the three months ended September 30, 2001, which is primarily attributable to income taxes payable in foreign jurisdictions. Our income tax benefit was approximately $7.1 million for the nine months ended September 30, 2001. The tax benefit was attributable to aggregate net operating losses, net of income taxes payable in foreign jurisdictions. The provision for income taxes was $9.6 million and $38.1 million for three and nine months ended September 30, 2000, respectively, which was primarily attributable to federal income tax gains from the sale of investments and to income taxes payable in foreign jurisdictions.

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

      Net cash provided by operating activities was $53.5 million and $67.2 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by operating activities for the nine months ended September 30, 2001 consisted primarily of generation of net income before non-cash charges related to depreciation, amortization and bad debt expense, interest on our zero coupon convertible subordinated debentures, the write-down of our strategic investments and of an increase in deferred revenue. Cash provided by these activities was offset by an increase in our net deferred taxes. Net cash provided by operating activities for the nine months ended September 30, 2000 consisted primarily of net income before non-cash items related to depreciation, amortization and bad debt expense, interest on our zero coupon convertible subordinated debentures, stock compensation expense and the gain on the sale of our investments in Goto.com and Network Associates Japan; an increase in accounts payable and accrued liabilities and increased deferred revenue. Cash provided by these activities was offset by an increase in accounts receivable, prepaid expenses, taxes and other assets, and deferred taxes.

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

Convertible Debt

      On February 13, 1998, we issued zero coupon convertible subordinated debentures due 2018, which have an aggregate face amount at maturity of $885.5 million and generated net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the debentures was $391.06 per

$1,000 of principal amount at maturity. At the option of the holder, we are required to redeem the debentures as of February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices equal to the initial issue price plus the accretion of the discount on the debentures to such dates (or $494.52, $625.35 and $790.79 per $1,000 of principal amount at maturity, respectively). In the case of such a required redemption, at our option, we may pay the aggregate redemption price in cash, shares of our common stock or a combination of cash and common stock. The number of shares of common stock so issued by us would be based on the fair value of our common stock at the time of any required redemption. On the same dates and at the same redemption prices, we may at our option redeem the outstanding debentures for cash. In the quarter ended September 30, 2001, we redeemed zero coupon convertible subordinated debentures, which had an aggregate face amount at maturity of $140.0 million, at a net price of $442.5 per $1,000 of principal amount at maturity. In accordance with the redemption, we recognized an extraordinary gain of $1.1 million, net of $718,000 in taxes. As of September 30, 2001, our aggregate cash, cash equivalents and marketable securities were approximately $956.8 million, including $89.0 million held by McAfee.com. Assuming that as of February 13, 2003 all debentures are redeemed the aggregate redemption price would equal approximately $368.6 million. In October 2001, we redeemed outstanding zero coupon convertible subordinated debentures with an aggregate face amount of $247.0 million for approximately $111.8 million. If and when appropriate opportunities present themselves, we may use a portion of our cash balances to buy back additional amounts of our zero coupon convertible subordinated debentures.*

      On August 17, 2001, we issued 5.25% convertible subordinated notes due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million (after deducting fees and expenses). The notes mature on August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. Interest is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, notes may be converted into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. We may redeem all or a portion of the notes for cash at any time on or after August 20, 2004 at a redemption price of 101.3125% of the principal amount between August 20, 2004 and August 14, 2005 and 100.0% of the principal amount after August 14, 2005. The notes are unsecured and are subordinated to all of our existing and future senior indebtedness and are pari passu with respect to the zero coupon subordinated debentures due 2018.

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

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile

      During the 12-month period ended September 30, 2001, our stock price was extremely volatile ranging from a per-share high of $23.00 to low of $4.13. Announcements, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In addition, similar events with respect to McAfee.com, our publicly traded subsidiary, and fluctuations in its stock price may also contribute to the volatility of our stock price. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has often been instituted. A number of putative class actions were brought against our officers, directors and us. See Note 10, Notes to the Condensed Consolidated Financial Statements. This litigation, and any other litigation if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

      We may be unable to compete effectively against existing and potential competitors. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/ or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating the market with their network security and management products. As is the case in many segments of the software industry, we have been encountering, and we expect to further encounter, increasing competition. This increased competition could reduce average selling prices and, therefore, profit margins. Competitive pressures could result not only in price reductions but also in a decline in sales volume, which could cause our business to suffer.

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

Our International Operations Subject Us to Foreign Currency Fluctuations and Other Inherent Risks Related to Doing Business in Foreign Countries

      For the three months ended September 30, 2001 and 2000, net revenue from international sales represented approximately 34%, and 35%, respectively, of our net revenue. Historically, we have relied upon independent agents and distributors to market our products internationally. We expect that international revenue will continue to account for a significant percentage of net revenue and we have announced our intention to focus on international growth. We also expect that a significant portion of this international revenue will be denominated in local currencies. To reduce the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue generally include:

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

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings:

      Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements included herein on page 16 of this Report on Form 10-Q/A.

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

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and Chief Financial Officer

Date: June 28, 2002

EXHIBIT INDEX

Exhibit
No.		Exhibit Title

2.1	—	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	—	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	—	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	—	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	—	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	—	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	—	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	—	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	—	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(16)
2.12	—	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(17)
3.1	—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	—	Restated Bylaws of the Registrant.(23)
3.3	—	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(18)
4.1	—	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	—	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(24)
4.3	—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(24)
10.1	—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)
10.4	—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)

Exhibit
No.		Exhibit Title

10.5	—	Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(12)
10.6*	—	1997 Stock Incentive Plan, as Amended.(11)
10.7*	—	Stock Option Plan for Outside Directors.(13)
10.8*	—	2000 Nonstatutory Stock Option Plan.(21)
10.9*	—	Change in control agreement between the Registrant and Peter Watkins dated May 11, 1999.(19)
10.10*	—	Change in control agreement between the Registrant and William L. Larson dated May 11, 1999.(19)
10.11*	—	Change in control agreement between the Registrant and Prabhat K. Goyal dated May 11, 1999.(19)
10.12*	—	Change in control agreement between the Registrant and Zachary Nelson, dated May 11, 1999.(19)
10.13	—	Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.14	—	Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999.(20)
10.15	—	Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of July 20, 1999.(20)
10.16	—	Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.17	—	Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.18	—	Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999.(20)
10.19	—	Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of August 20, 1999.(20)
10.20*	—	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.21*	—	Employment Agreement between George Samenuk and Registrant, dated January 2, 2001.(21)
10.22*	—	Agreement between the Registrant and William Larson, dated January 2, 2001.(21)
10.23	—	Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001.(21)
10.24*	—	Agreement between the Registrant and Peter Watkins, dated December 26, 2000.(21)
10.25*	—	Agreement between the Registrant and Zachary Nelson, dated January 1, 2001.(22)
10.26*	—	Reseller agreements between the Registrant and McAfee.com, dated March 31, 2001.(22)
10.27*	—	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(22)
10.28	—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant(25)
10.29	—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant(25)
10.30	—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant(25)
10.31	—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant(25)
10.32	—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc(25)

Exhibit
No.		Exhibit Title

10.33	—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc(25)
10.34	—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc(25)
10.35	—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc(25)
10.36	—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc(25)
10.37	—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc(25)
10.38	—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc(25)
10.39	—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc(25)
10.40	—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc(25)
10.41	—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc(25)
10.42	—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant(25)
10.43	—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant(25)
10.44	—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant(25)
10.45	—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant(25)
12.1	—	Calculation of Ratio of Earnings to Fixed Charges

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrants Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(12)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.

(13)	Incorporated by reference from the Registrant’s Registration Statement filed on Form S-8 filed with the Commission on December 2, 1997.

(14)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(15)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(16)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(17)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(18)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(20)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(21)	Incorporated by reference from the registrant’s report on form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(22)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(23)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 6, 2001.

(24)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(25)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.