Form 10-K/A
period 2001-12-31
NETWORKS ASSOCIATES INC/
filed 2002-06-28
CIK 890801

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

EXPLANATORY NOTE

      THIS 10-K/ A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 6, 7, 8 AND 14 TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 AND THE EFFECT OF THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 AND THE EFFECT OF THE RESTATEMENT OF OUR CONSOLIDATED BALANCE SHEET FOR DECEMBER 31, 2001. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K. ALL INFORMATION IN THIS FORM 10-K/ A IS AS OF DECEMBER 31, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, and 13 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2002.

PART I

Item 1.     Business

General

      This 10-K/ A is being filed for the purpose of amending and restating Items 1, 6, 7, 8 and 14 to reflect the restatement of our Consolidated Financial Statements for the years ended December 31, 2001, 2000, 1999 and 1998 and a reclassification in our statements of operations for these years to reflect the retroactive adoption of a new accounting principle. We have made no further changes to the previously filed Form 10-K. All information in this Form 10-K/ A is as of December 31, 2001 and does not reflect any subsequent information or events other than the restatement.

      Some of the statements contained in this Annual Report on Form 10-K/ A are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K/ A that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this Report on Form 10-K/ A are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. In some instances, we have also indicated forward looking statements with an asterisk (*). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 11 in this document.

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

      In 2001, our infrastructure business, including the recently integrated PGP product group, accounted for approximately $749.0 million in net revenue and a net operating loss of $81.8 million. In 2001, McAfee.com accounted for approximately $62.0 million in net revenue and a net operating loss of approximately $192,000.

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

      Our top ten distributors in the United States typically account for between 38% and 43% of our net revenue each quarter. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to represent our products. If one of our significant distributors terminated its relationship with us, we could experience a significant interruption in the distribution of our products.

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

Customers

      We primarily market our products to large corporate and government customers directly through our direct sales organization and indirectly through resellers and distributors. A majority of our products are distributed indirectly through resellers and distributors. In the U.S., substantially all our indirect sales are through four major distributors. In Europe, substantially all indirect sales are made through five major distributors. During 2001, one customer, Ingram Micro, accounted for approximately 28% of our net revenue.

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

      Excluding stock-based compensation charges, we expended $142.1 million, $171.1 million and $148.2 million in 2001, 2000 and 1999, respectively, on research and development.

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

Our Financial Results Will Likely Fluctuate.

      We were not profitable in 2001, 2000 and 1999. In 2001, we had a net loss of $100.7 million on net revenues of $811.0 million compared to a net loss of $123.9 million on net revenues of $697.7 million in 2000 and a net loss of $156.9 million on net revenues of $611.0 million in 1999.

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

     Operational Factors.

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from quarter to quarter include:

•	volume, size and timing of new licenses and renewals of existing licenses;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and whether those products are sold directly by us or indirectly through distributors and whether, in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	costs or charges related to our acquisitions or dispositions, including our planned disposition of the Gauntlet firewall and our PGP desktop and wireless encryption product lines;

•	the components of our revenue, particularly that portion attributable to our ASP/ MSP subscription model, that are deferred; and

•	stock-based compensation charges and costs related to extraordinary events, including litigation and any reductions in forces.

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

We Face Risks Related To Our International Operations.

      For 2001 and 2000, net revenue from international sales represented approximately 35% and 38%, respectively, of our net revenue. We intend to focus on international growth and expect international revenue to account for a significant percentage of our net revenue. Related risks include:

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

We Face A Number Of Risks Related To Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors in the United States typically represent approximately 38% to 43% of our net revenue in any quarter. Our largest distributor, Ingram Micro, accounted for approximately 28% of net revenue during 2001.

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

Item 3.     Legal Proceedings

      Information with respect to this item is incorporated by reference to Note 17 to the Notes to Consolidated Financial Statements included in this Form 10-K/ A.

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

      On April 25, 2002, we announced that we had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of the Audit Committee of our Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, we announced that the Audit Committee of our Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, our statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, we announced the restatement of our December 31, 2001 and March 31, 2002 balance sheets. As a result, we are restating our statements of operations and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998; statements of cash flows for the years ended December 31, 2000 and 1999 and balance sheets as of December 31, 2001 and 2000, which are included in this 10-K/A. The statements of operations and cash flows for the year ended December 31, 2001 were not impacted by this restatement.

      The Audit Committee’s investigation determined that in 2000, inaccurate accounting entries were made, which required restatement. These entries (a) recorded payments of approximately $12.4 million to a distributor in a balance sheet tax liability account instead of reducing Net revenue, (b) reclassified approximately $14.2 million from a tax liability account to the general and administrative and marketing and sales liability accounts, understating general and administrative and marketing and sales expenses by approximately $14.2 million, (c) recorded additions of approximately $10.0 million to sales return reserves as tax expense rather than as a reduction of Net revenue, (d) increased a tax liability account and reduced Net revenue by approximately $22.0 million, (e) adjusted the foreign currency accounts resulting in an overstatement of Net revenue and an understatement of Interest and other income of approximately $1.0 million and (f) reclassified approximately $13.9 million from marketing and sales and general and administrative to Net revenue, resulting in an overstatement of marketing and sales and general and administrative expenses and Net revenue. Other entries had the effect of overstating Cost of net revenue by approximately $1.0 million, understating Operating costs and expenses by approximately $2.6 million, understating Interest and other income by approximately $1.6 million, and misclassifying amounts, totaling approximately $1.5 million, between marketing and sales and general and administrative expenses. The tax effects of these entries increased the provision for income taxes by approximately $6.6 million. In the aggregate for 2000, the adjustments for these entries and related tax effects increased previously reported net loss by $21.2 million from $102.7 million to $123.9 million, and increased previously reported basic and diluted net loss by $0.16 per share.

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

      We were unable to identify the amounts required to be reclassified under EITF 01-09 for the income statement for the year ended December 31, 1997, as this information is unavailable. We reclassified approximately $23.5 million, $32.7 million, $44.5 million and $28.4 million for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except for per share amounts)
		(As Restated	(As Restated	(As Restated
	(As	and	and	and
	Reclassified)	Reclassified)	Reclassified)	Reclassified)
Statement of Operations Data:
Net revenue	$810,974	$697,742	$610,984	$961,683	$735,692
Income (loss) from operations	(81,966)	(169,192)	(167,923)	113,806	61,947
Income (loss) before income taxes, minority interest and extraordinary item	(91,383)	(112,376)	(160,722)	132,007	82,813
Income (loss) before extraordinary item	(102,381)	(123,926)	(156,885)	32,434	10,639
Extraordinary item, gain on redemption of debt, net of taxes	1,731	—	—	—	—
Net income (loss)	(100,650)	(123,926)	(156,885)	32,434	10,639
Net income (loss) per share, before extraordinary item, basic	$(0.74)	$(0.90)	$(1.13)	$0.24	$0.08
Net income (loss) per share, before extraordinary item, diluted	$(0.74)	$(0.90)	$(1.13)	$0.23	$0.08
Extraordinary item, basic	$0.01	$—	$—	$—	$—
Extraordinary item, diluted	$0.01	$—	$—	$—	$—
Net income (loss) per share, basic	$(0.73)	$(0.90)	$(1.13)	$0.24	$0.08
Net income (loss) per share, diluted	$(0.73)	$(0.90)	$(1.13)	$0.23	$0.08
Shares used in per share calculation — basic	137,847	138,072	138,695	133,075	126,662
Shares used in per share calculation — diluted	137,847	138,072	138,695	138,609	132,729

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance Sheet Data:
Cash and cash equivalents	$612,832	$275,539	$316,784	$418,899	$157,031
Working capital	512,788	168,028	274,274	533,052	247,811
Total assets	1,633,904	1,391,620	1,489,797	1,536,721	805,350
Deferred revenue and taxes	294,805	186,129	163,816	205,598	129,557
Long term debt and other liabilities	579,243	396,868	379,267	374,132	2,353
Total equity	422,594	496,458	659,118	718,834	492,501

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

     Years Ended December 31, 2001, 2000 and 1999, as restated

      You should read the following discussion in conjunction with the restated audited consolidated financial statements for the years ended December 31, 2000 and 1999 and related notes of Networks Associates appearing elsewhere in this Form 10-K/A.

      On April 25, 2002, we announced that we had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of the Audit Committee of our Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, we announced that the Audit Committee of our Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, our statements of operations, cash flows and stockholders’ equity for the years ended

December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, we announced the restatement of our December 31, 2001 and March 31, 2002 balance sheets. As a result, we are restating our statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2000 and 1999 and balance sheets as of December 31, 2001 and 2000, which are included in this 10-K/A. The statements of operations and cash flows for the year ended December 31, 2001 were not impacted by this restatement.

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

      The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Statements of Operations.

Net Revenue:

	Years Ended December 31,

	2001	2000	1999

		(As Restated	(As Restated
	(As	and	and
	Reclassified)	Reclassified)	Reclassified)
Product	66%	66%	66%
Services and support	34	34	34

Total net revenue	100	100	100
Cost of net revenue:
Product	13	16	15
Services and support	6	6	7

Total cost of net revenue	19	22	22
Operating costs and expenses:
Research and development	18	25	25
Marketing and sales	52	54	53
General and administrative	13	12	14
Provision for doubtful accounts, net	(1)	2	7
Amortization of intangibles	8	9	10
Acquisition, restructuring and other related costs	1	—	(3)

Total operating costs and expenses	91	102	106

Loss from operations	(10)	(24)	(28)
Interest and other income	3	6	5
Interest expense	(3)	(3)	(3)
Gain (loss) on investments, net	1	5	(1)
Write down of strategic and other investments	(2)	(1)	—

Loss before provision for income taxes, minority interest, and extraordinary item	(11)	(17)	(27)

Provision for (benefit from) income taxes	1	2	(1)

Net loss before minority interest and extraordinary item	(12)	(19)	(26)

Minority interest in loss of consolidated subsidiary	—	1	—

Net loss before extraordinary item	(12)	(18)	(26)

Extraordinary item, gain on redemption of debt, net of taxes	—	—	—

Net loss	(12)%	(18)%	(26)%

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

      Net Revenue. Net revenue increased 16% to $811.0 million in 2001 from $697.7 million in 2000, including a $15.2 million increase in revenue from McAfee.com. Net revenue increased 14% to $697.7 million in 2000 from $611.0 million in 1999, including a $22.4 million increase in revenue from McAfee.com.

      *This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 11 of this document.

The following table sets forth for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Years Ended December 31,

	2001	2000	1999

		(As	(As
		Restated)	Restated)
Product	66%	66%	66%
Services and support	34	34	34

Net revenue	100%	100%	100%

      The following table sets forth for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Years Ended December 31,

	2001	2000	1999

		(As	(As
		Restated)	Restated)
Subscription licenses	37%	44%	42%
Perpetual licenses	33	23	25
Hardware	16	18	11
Retail	13	13	19
Royalties and other	1	2	3

Product revenue	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail product and royalties. Product revenue increased 16% to $533.5 million in 2001 from $458.0 million in 2000. The increase in product revenue from 2000 to 2001 was attributable to an increase in new customer purchases of our anti-virus suite of products and the successful introduction of several new anti-virus products during the year. Product revenue increased 14% to $458.0 million in 2000 from $401.4 million in 1999. In 1999, product revenue was impacted by our decision to limit distributor orders in an effort to realign channel inventory levels as a result of Year 2000 concerns and increasing sales cycles for our products. The increase in product revenue from 1999 to 2000 is due to an increase in new customer purchases of our anti-virus suite of products and network fault and performance suite of products. In 2000, we also experienced positive results from our organization into separate product groups, with separate sales groups focused on selling their respective products.

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

	Years Ended December 31,

	2001	2000	1999

		(As	(As
		Restated)	Restated)
Support and maintenance	64%	67%	75%
Consulting	14	14	13
Training	7	8	11
Hosting arrangements	15	11	1

Services and support revenue	100%	100%	100%

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

      International revenue accounted for approximately 35%, 38% and 44%, of net revenue for 2001, 2000 and 1999, respectively. The decrease in international revenue as a percentage of net revenue from 2000 to 2001 was due to under-performance in sales operations in Europe; the weak economy in Japan; and, changes in sales management in our Asia-Pacific region. The decrease in international net revenue as a percentage of net revenue from 1999 to 2000 was due to under-performance in sales operations and changes in sales management in Europe; the weak economy in Japan; and weakness in the Euro.

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

      Cost of Net Revenue. Cost of net revenue increased 2% to $158.1 million in 2001 from $155.7 million in 2000, including an increase of $4.5 million from McAfee.com. Cost of net revenue increased 19% to $155.7 million in 2000 from $130.8 million in 1999. The cost of net revenue from 2000 to 2001 decreased as a percentage of net revenue from 22% to 19% in 2001. The increase in the amount of cost of net revenue from 1999 to 2000 was primarily due to the increase in net revenue. The increase in the amount of cost of net revenue from 2000 to 2001 results from an increase in the cost of service and support revenue partially offset by a decrease in cost of product revenue. The cost of net revenue as a percentage of net revenue was 22% in 2000 and 1999.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network fault and performance products, computer platforms and other hardware components. Cost of product revenues decreased 9% to $103.1 million in 2001 from $113.4 million in 2000. The decrease from 2000 to 2001 in the cost of product revenue relates to a $10.2 million decrease in materials costs attributable to computer platforms and other hardware product costs; and, $1.4 million in cost savings associated with discontinuing the myCIO.com business unit, offset by an increase in product costs associated with government contracts. Cost of product revenues increased 28% to $113.4 million in 2000 from $88.7 million in 1999. The increase in product cost of revenue from 1999 to 2000 was due to a $27.0 million increase in materials costs attributable to computer platforms and other hardware product costs resulting from an increase in hardware revenue, offset by a decrease in product costs associated with government contracts. As a percentage of net product revenue, cost of product revenue was 19%, 25% and 22% in 2001, 2000 and 1999, respectively.

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

      The following sets forth, for the periods indicated our operating expenses, excluding the effects of stock based compensation (in thousands):

	Years Ended December 31,

	2001	2000	1999

		(As	(As
		Restated)	Restated)
Research and development(1)	$142,097	$171,074	$148,213
Marketing and sales(2)	409,603	372,431	318,998
General and administrative(3)	100,711	82,814	80,826
Provision for doubtful accounts	(9,673)	9,924	44,809
Amortization of intangibles	64,110	66,282	58,400
Acquisition, restructuring and related charges(4)	3,302	—	(18,732)

Total operating costs and expenses, excluding the effects of stock-based compensation	$710,150	$702,525	$632,514

(1)	Excludes stock-based compensation charge of $4,604, $1,894 and $4,515 for 2001, 2000 and 1999, respectively.

(2)	Excludes stock-based compensation charge of $10,354, $4,570 and $7,162 for 2001, 2000 and 1999, respectively.

(3)	Excludes stock-based compensation charge of $9,235, $2,250 and $3,893 for 2001, 2000 and 1999, respectively.

(4)	Excludes stock-based compensation charge of $519, $0 and $0 for 2001, 2000 and 1999, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation of $4.6 million and $1.9 million in 2001 and 2000, respectively, research and development expenses decreased 17% to $142.1 million in 2001 from $171.1 million in 2000. Of the total decrease, approximately $15.1 million was attributable to the discontinuance of certain previously out-sourced development efforts; $11.2 million was attributable to the conversion of temporary personnel into full-time employees; and the balance was due to overall efficiencies achieved by our research and development group.

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

      As a percentage of net revenue, research and development expenses were 18%, 25% and 25% in 2001, 2000 and 1999, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 18%, 25% and 24% in 2001, 2000 and 1999, respectively. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate that research and development expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.* We expect savings of up to approximately $19.4 million in research and development expenses in 2002 as a result the PGP integration and disposition.* Excluding stock-based compensation charges, we expect research and development expenses in 2002 to range between 15% and 17% of net revenue.*

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $10.4 million and $4.6 million in 2001 and 2000, respectively, marketing and sales expenses increased 10% to $409.6 million in 2001 from $372.4 million in 2000. Of the total increase, approximately $17.3 million was due to an increase in commission expense associated with increases in our revenues. The balance of the increase was due to additional salary and other personnel costs associated with additional international marketing and sales personnel hired during 2001.

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

      As a percentage of net revenue, marketing and sales expense was 52%, 54% and 53% in 2001, 2000 and 1999, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, marketing and sales expense was 51%, 53% and 52% in 2001, 2000 and 1999, respectively. We anticipate that marketing and sales expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.* We expect savings of up to approximately $24.3 million in marketing and sales expenses in 2002 as a result of the PGP integration and disposition.* Excluding stock-based compensation charges, we expect marketing and sales expenses in 2002 to range between 45% and 50% of net revenue.*

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effect of stock-based compensation of $9.2 million and $2.3 million for 2001 and 2000, respectively, general and administrative expenses increased 22% to $100.7 million in 2001 from $82.8 million in 2000. Of the total increase, approximately $9.9 million related to an increase in legal fees and litigation related charges and approximately $2.2 million related to severance for our former executives. The balance of the increase was related to an increase in personnel and recruiting services costs associated with hiring our chief executive officer, chief financial officer, international executives and additional finance, accounting, and administrative personnel.

      Excluding the effects of stock-based compensation of $2.3 million and $3.9 million in 2000 and 1999, respectively, general and administrative expenses increased 2% to $82.8 million in 2000 from $80.8 million in 1999. The increase in general and administrative expenses from 1999 to 2000 was related to the expansion of our worldwide information technology infrastructure.

      As a percentage of net revenues, general and administrative expenses were 13%, 12% and 14% in 2001, 2000 and 1999, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses, were 12%, 12% and 13% in 2001, 2000 and 1999, respectively. We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our staff and incur additional infrastructure and other costs to support the anticipated growth of our business.* We expect savings of up to approximately $1.2 million in general and administrative expenses in 2002 as a result the PGP integration and disposition.* Excluding stock-based compensation charges, we expect general and administrative expenses in 2002 to range between 9% and 11% of net revenue.*

      Provision for Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectability of receivables, net of recoveries of amounts previously written off. The provision for doubtful accounts became a net recovery of $9.7 million in 2001 from a provision of $9.9 million in 2000. This change related to previously reserved receivables from two distributors who were undergoing restructurings of their business operations and experiencing cash flow difficulties at the end of 2000. The provision for doubtful accounts decreased by 78% to $9.9 million in 2000 from $44.8 million in 1999. In 1999, one of our largest European distributors entered bankruptcy requiring us to record a related provision of approximately $28.7 million. Also in 1999, Pinacor, a U.S. distributor, entered bankruptcy requiring us to record a related accounts receivable write-off of approximately $6.0 million.

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

      The following table sets forth our restructuring accrual established in 2001, and the activity against the accrual during 2001 (in thousands):

			Non-cash Stock
	Direct		Based
	Transaction	Severance &	Compensation
	Costs	Benefits	Charge	Total

Balance, October 9, 2001	$116	$3,186	$519	$3,821
Paid out/ non-cash	(116)	(3,186)	(519)	(3,821)

Balance, December 31, 2001	$—	$—	$—	$—

      Severance and benefits and direct transaction costs were paid in cash during 2001. In the first quarter of 2002, we anticipate incurring an additional $5.0 million of restructuring costs related to the planned PGP disposition.*

      Interest and Other Income. Interest and miscellaneous income decreased to $28.6 million in 2001 from $44.6 million in 2000 and $30.7 million in 1999. Interest and other income decreased from 2000 to 2001 due to lower interest income from our marketable securities due to lower average cash balances and yields. Interest and other income increased from 1999 to 2000, due to an increase in higher average cash balances invested at slightly higher interest rates.

      Interest Expense. Interest expense increased to $24.7 million in 2001 from $18.2 million in 2000 and from $17.3 million in 1999. Interest expense increased during 2001 due to the issuance in August 2001 of our 5.25% convertible subordinated notes due 2006.

      Gain (Loss) on Investments, Net. In 2001, we recognized a $7.3 million gain on the sale of equity and debt securities. In 2000, we recognized a net gain of $28.5 million on the sale of our venture and strategic investments and a gain of $11.9 million on the sale of shares of Network Associates Company Limited (Japan). In 1999, we recognized a loss of $6.1 million on our equity and debt securities, including a loss of $2.5 million on the liquidation of our DirectWeb investment, a related party.

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

      Provision for (Benefit from) Income Taxes. Our provision for (benefit from) income taxes was $11.4 million, $16.5 million and $(3.5) million in 2001, 2000 and 1999, respectively. Our tax expense (benefit) for 2001, 2000 and 1999 was 12%, 15% and (2)%, respectively, of loss before provision for income taxes, minority interest and extraordinary item. The decrease in the effective tax rate from 2000 to 2001 was primarily attributable to taxes on foreign earnings. Each year, our tax expense is mainly influenced by the amount of non-deductible expenses (primarily goodwill) that are incurred and the mix of income between geographic jurisdictions, including taxable income in certain foreign countries.

      The valuation allowance for our deferred tax assets increased from 2000 to 2001, as well as, from 1999 to 2000. The increase was due to uncertainty of our ability to utilize some of our deferred tax assets, primarily foreign tax credits.

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

      The net deferred tax asset as of December 31, 2001 was $206.8 million, net of a valuation allowance of $135.6 million.

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

      When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $253.5 million as of December 31, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the

Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” As part of the restatement discussed in Note 3 of the Notes to Consolidated Financial Statements, we adopted EITF 01-09. See Note 3 of the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources, as restated

      At December 31, 2001, we had $612.8 million in cash and cash equivalents and $330.1 million in marketable securities, for a combined total of $942.9 million.

      Net cash provided by (used in) operating activities was $145.7 million, $26.7 million and $(18.1) million in 2001, 2000 and 1999, respectively.

      Net cash provided by operating activities in 2001 resulted primarily from net income before non-cash charges and minority interest. Non-cash charges include depreciation, amortization, provision for doubtful accounts, provision for sales return and allowances, interest on our zero coupon convertible debentures, stock-based compensation charges, write-down of our strategic investments, net gains on investments and extraordinary items. After excluding the effects of non-cash charges, our net income was approximately $184.2 million during 2001. Additional cash was generated from an increase of $96.4 million in our deferred revenue balance, which results from deferral, in accordance with our revenue recognition policy, of a portion of fees received from our customers. This increase was partially offset by an increase in our other net working capital balances, primarily an increase in our accounts receivable of $136.6 million in 2001 offset by an increase in our accounts payable and accrued liabilities balance of $12.5 million.

      Net cash provided by operating activities in 2000 resulted from increases in our deferred revenue resulting from the deferral of a portion of fees received from our customers in our sales arrangements. Before non-cash charges, our net income was $71.5 million during 2000. Additional cash was generated from an increase in our accounts payable and accrued liabilities. This increase was partially offset by an increase in our accounts receivable and deferred taxes balances.

      Net cash used in operating activities in 1999 resulted primarily from a decrease in deferred revenue and an increase in deferred tax assets and accounts receivable. Before non-cash charges, our cash basis net income was $186.2 million during 1999. Additional cash was generated from an increase in our prepaid and other current assets and accounts payable and accrued liabilities balances.

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

      Net cash provided by financing activities in 2001 amounted to $158.9 million, primarily consisting of issuance of convertible notes for $335.1 million, as well as issuance of common stock under our stock option plan and employee stock purchase plan for $51.1 million. In addition, as described below, we settled all outstanding put options for a payment of approximately $53.8 million in February 2001. These proceeds were offset by our repurchase of zero coupon convertible debentures for $173.7 million. Net cash used in financing activities was $39.4 million in 2000 consisting primarily of the repurchase of our common stock which represented approximately $100.4 million. The repurchases of our common stock were slightly offset by proceeds associated with the exercise of our stock options and employee stock purchase plan including the sale of put options, for a total of $61.2 million. Net cash provided by financing activities was $96.6 million in 1999 consisting primarily of the proceeds from McAfee.com’s initial public offering for $78.9 million as well as proceeds associated with the exercise of our stock options and sale of put options, for a total of $33.2 million. These proceeds were offset by the disbursements we made to purchase back some of our common stock and repay notes payable.

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

Item 8.	Financial Statements and Supplementary Data, as restated

Quarterly Operating Results (Unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001	2000	2000	2000	2000

	(In thousands, except per share data)
	(As	(As	(As	(As	(As		(As	(As
	Reclassified)	Reclassified)	Reclassified)	Reclassified)	Restated	(As	Restated	Restated
					and	Restated and	and	and
					Reclassified)	Reclassified)	Reclassified)	Reclassified)
Statement of Operations and Other Data:
Net revenues	$257,546	$205,270	$192,562	$155,596	$68,740	$221,773	$220,041	$187,188
Gross margin	218,228	162,851	152,908	118,909	23,986	181,747	181,139	155,175
Income (loss) from operations	14,700	(8,841)	(27,960)	(59,865)	(165,301)	120	3,147	(7,158)
Income (loss) before provision for income taxes, minority interest and extraordinary item	13,198	(8,148)	(37,930)	(58,503)	(167,763)	5,456	9,464	40,467
Income (loss) before extraordinary item	(5,513)	(12,328)	(37,179)	(47,361)	(144,623)	(3,071)	3,177	20,591
Extraordinary item, gain on redemption of debt, net of taxes	654	1,077	—	—	—	—	—	—
Net income (loss)	(4,859)	(11,251)	(37,179)	(47,361)	(144,623)	(3,071)	3,177	20,591
Extraordinary item per share	$—	$0.01	$—	$—	$—	$—	$—	$—
Basic income (loss) per share	$(0.03)	$(0.08)	$(0.27)	$(0.35)	$(1.05)	$(0.02)	$0.02	$0.15
Diluted income (loss) per share	$(0.03)	$(0.08)	$(0.27)	$(0.35)	$(1.05)	$(0.02)	$0.02	$0.14

      We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. For example, in the fourth quarter of 2000, our revenue decreased 69% from the prior quarter due to some of our distribution partners’ business decision to reduce their inventory levels by not replenishing their inventory and requesting returns over and above their contractual rights.

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

      The following are reconciliations of our quarterly operating results from financial statements previously filed to these restated financial statements (in thousands, except per share data):

	Three Months Ended December 31, 2000

	As Previously		EITF No. 01-09	As Restated and
	Reported	Inaccuracies	Reclassifications	Reclassified

Net revenue	$58,827	$22,000	$(12,087)	$68,740
Gross margin	14,073	22,000	(12,087)	23,986
Loss from operations	(187,301)	22,000	—	(165,301)
Loss before provision for income taxes and minority interest	(189,763)	22,000	—	(167,763)
Net loss	(147,224)	2,601	—	(144,623)
Basic and diluted loss per share	$(1.07)			$(1.05)

	Three Months Ended September 30, 2000

	As Previously		EITF No. 01-09	As Restated and
	Reported	Inaccuracies	Reclassifications	Reclassified

Net revenue	$238,737	$(11,000)	$(5,964)	$221,773
Gross margin	198,711	(11,000)	(5,964)	181,747
Income from operations	10,720	(10,600)	—	120
Income before provision for income taxes and minority interest	16,456	(11,000)	—	5,456
Net income (loss)	4,079	(7,150)	—	(3,071)
Basic and diluted net income (loss) per share	$0.03			$(0.02)

	Three Months Ended June 30, 2000

	As Previously		EITF No. 01-09	As Restated and
	Reported	Inaccuracies	Reclassifications	Reclassified

Net revenue	$233,672	$(8,000)	$(5,631)	$220,041
Gross margin	194,770	(8,000)	(5,631)	181,139
Income from operations	16,147	(13,000)	—	3,147
Income before provision for income taxes and minority interest	22,114	(12,650)	—	9,464
Net income	11,399	(8,222)	—	3,177
Basic and diluted net income per share	$0.08			$0.02

	Three Months Ended March 31, 2000

	As Previously		EITF No. 01-09	As Restated and
	Reported	Inaccuracies	Reclassifications	Reclassified

Net revenue	$214,456	$(18,288)	$(8,980)	$187,188
Gross margin	181,443	(17,288)	(8,980)	155,175
Income (loss) from operations	8,467	(15,625)	—	(7,158)
Income before provision for income taxes and minority interest	53,442	(12,975)	—	40,467
Net income	29,025	(8,434)	—	20,591
Basic net income per share	$0.21			$0.15
Diluted net income per share	$0.20			$0.14

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

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements, as restated:

Page
Number

Report of Independent Accountants	52
Consolidated Balance Sheets:
December 31, 2001, and 2000	53
Consolidated Statements of Operations and Comprehensive Loss:
Years ended December 31, 2001, 2000, and 1999	54
Consolidated Statements of Stockholders’ Equity:
Years ended December 31, 2001, 2000, and 1999	55
Consolidated Statements of Cash Flows:
Years ended December 31, 2001, 2000, and 1999	56
Notes to Consolidated Financial Statements	57

      (a)(2) Financial Statement Schedule, as restated

      The following financial statement schedule of Networks Associates, Inc. for the years ended December 31, 2001, 2000, and 1999 is filed as part of this Form 10-K/ A and should be read in conjunction with Networks Associates, Inc.’s Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts	100

      Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      (a)(3) Exhibits: See Index to Exhibits on Page 101. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

      (b) Reports on Form 8-K:

On October 11, 2001, the Company filed a report on Form 8-K announcing the planned integration and disposition of its PGP security product group.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Networks Associates, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 51 present fairly, in all material respects, the financial position of Networks Associates, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As indicated in Note 3 to these accompanying consolidated financial statements, the Company has restated and reclassified its consolidated financial statements and financial schedule for the years ended December 31, 2000, 1999 and 1998 and the balance sheet as of December 31, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
January 17, 2002, except as to Note 3,
which is as of May 17, 2002

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share and per share data)
	(As Restated	(As Restated
	See Note 3)	See Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$612,832	$275,539
Short-term marketable securities	135,761	85,721
Accounts receivable, net of allowance for doubtful accounts of $8,394 and $15,332, respectively	136,366	122,315
Prepaid expenses, income taxes and other current assets	54,959	50,346
Deferred taxes	142,869	86,771

Total current assets	1,082,787	620,692
Long-term marketable securities	194,357	332,893
Fixed assets, net	64,040	75,499
Land	4,414	—
Deferred taxes	84,399	120,261
Intangible assets	185,054	220,255
Other assets	18,853	22,020

Total assets	$1,633,904	$1,391,620

LIABILITIES
Current liabilities:
Accounts payable	$26,368	$46,816
Accrued liabilities	293,583	254,282
Deferred revenue	250,048	151,566

Total current liabilities	569,999	452,664
Deferred taxes	20,445	7,971
Deferred revenue, less current portion	24,312	26,592
Convertible debentures	578,850	396,336
Other long term liabilities	393	532

Total liabilities	1,193,999	884,095

Commitments and contingencies (Notes 9 and 17)
Minority interest	17,311	11,067
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2001 and 2000	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 140,699,222 shares in 2001 and 139,328,528 shares in 2000; Outstanding: 140,699,222 shares in 2001 and 138,089,775 shares in 2000	1,406	1,381
Treasury stock, at cost: no shares in 2001 and 1,238,753 shares in 2000	—	(23,186)
Additional paid-in capital	742,315	685,423
Accumulated other comprehensive loss	(30,345)	(31,266)
Accumulated deficit	(290,782)	(135,894)

Total stockholders’ equity	422,594	496,458

Total liabilities, minority interest and stockholders’ equity	$1,633,904	$1,391,620

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,

	2001	2000	1999

	(As	(As Restated	(As Restated
	Reclassified	and	and
	See Note 3)	Reclassified	Reclassified
		See Note 3)	See Note 3)

	(In thousands, except per share data)
Net revenue:
Product	$533,538	$457,964	$401,413
Services and support	277,436	239,778	209,571

Total net revenue	810,974	697,742	610,984

Cost of net revenue:
Product	103,052	113,394	88,729
Services and support	55,026	42,301	42,094

Total cost of net revenue	158,078	155,695	130,823

Operating costs and expenses:
Research and development(1)	146,701	172,968	152,728
Marketing and sales(2)	419,957	377,001	326,160
General and administrative(3)	109,946	85,064	84,719
Provision for doubtful accounts, net	(9,673)	9,924	44,809
Amortization of intangibles	64,110	66,282	58,400
Acquisition, restructuring and other related costs(4)	3,821	—	(18,732)

Total operating costs and expenses	734,862	711,239	648,084

Loss from operations	(81,966)	(169,192)	(167,923)
Interest and other income	28,631	44,624	30,678
Interest expense	(24,697)	(18,169)	(17,332)
Gain (loss) on investments, net	7,280	40,361	(6,145)
Write down of strategic and other investments	(20,631)	(10,000)	—

Loss before provision for income taxes, minority interest and extraordinary item	(91,383)	(112,376)	(160,722)
Provision for (benefit from) income taxes	11,409	16,504	(3,497)

Net loss before minority interest and extraordinary item	(102,792)	(128,880)	(157,225)
Minority interest in loss of consolidated subsidiaries	411	4,954	340

Loss before extraordinary item	(102,381)	(123,926)	(156,885)
Extraordinary item, gain on redemption of debt, net of taxes	1,731	—	—

Net loss	$(100,650)	$(123,926)	$(156,885)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and investments	$1,950	$2,654	$(1,610)
Foreign currency translation loss	(1,029)	(23,963)	(6,813)

Comprehensive loss	$(99,729)	$(145,235)	$(165,308)

Basic and Diluted net loss per share:
Loss before extraordinary item	$(0.74)	$(0.90)	$(1.13)
Extraordinary item, gain on redemption of debt, net of taxes	0.01	—	—

Net (loss) per share — basic and diluted	$(0.73)	$(0.90)	$(1.13)

Shares used in per share calculation — basic and diluted	137,847	138,072	138,695

(1)	Includes stock-based compensation charge of $4,604, $1,894 and $4,515 in 2001, 2000 and 1999, respectively.

(2)	Includes stock-based compensation charge of $10,354, $4,570 and $7,162 in 2001, 2000 and 1999, respectively.

(3)	Includes stock-based compensation charge of $9,235, $2,250 and $3,893 in 2001, 2000 and 1999, respectively.

(4)	Includes stock-based compensation charge of $519, $0 and $0 in 2001, 2000 and 1999, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated	Retained
	Common Stock			Additional	Other	Earnings	Total
			Treasury	Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Stock	Stock	Loss	Deficit)	Equity

	(In thousands)
Balances, December 31, 1998 (As previously reported)	137,123	$1,371	$—	$527,862	$(1,534)	$195,139	$722,838
Inaccuracies	—	—	—	—	—	(4,004)	(4,004)

Balances, December 31, 1998 (As restated)	137,123	1,371	—	527,862	(1,534)	191,135	718,834
Issuance of common stock upon exercise of stock options	1,196	12	1,414	17,348	—	(360)	18,414
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	123	—	—	123
Issuance of common stock from Employee Stock Purchase Plan	578	6	—	8,929	—	—	8,935
Repurchase of common stock	(685)	(7)	(12,437)	—	—	—	(12,444)
FSA conversion of preferred stock to common stock	438	4	—	—	—	—	4
Exercise of warrants	85	1	—	458	—		459
Proceeds from sale of put options				5,250	—	—	5,250
Compensation charge due to repricing of stock options and McAfee.com options	—	—	—	15,570	—	—	15,570
Issuance of stock by consolidated subsidiary	—	—	—	78,945	—	—	78,945
Minority Interest	—	—	—	(9,664)	—	—	(9,664)
Foreign currency translation	—	—	—	—	(6,813)	—	(6,813)
Unrealized loss on investments	—	—	—	—	(1,610)	—	(1,610)
Net loss (As Restated See Note 3)	—	—	—	—	—	(156,885)	(156,885)

Balances, December 31, 1999 (As restated)	138,735	1,387	(11,023)	644,821	(9,957)	33,890	659,118
Issuance of common stock upon exercise of stock options	3,036	30	72,054	—	—	(39,788)	32,296
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	3,461	—	—	3,461
Issuance of common stock from Employee Stock Purchase Plan	666	7	16,156	1,322	—	(6,070)	11,415
Repurchase of common stock	(4,347)	(43)	(100,373)	—	—	—	(100,416)
Proceeds from sale of put options	—	—	—	13,890	—	—	13,890
Compensation charge due to repricing of stock options and McAfee.com options	—	—	—	8,714	—	—	8,714
Issuance of stock by consolidated subsidiary	—	—	—	19,600	—	—	19,600
Minority interest	—	—	—	(6,385)	—	—	(6,385)
Foreign currency translation	—	—	—	—	(23,963)	—	(23,963)
Unrealized gain on investments	—	—	—	—	2,654	—	2,654
Net loss (As Restated See Note 3)	—	—	—	—	—	(123,926)	(123,926)

Balances, December 31, 2000 (As restated)	138,090	1,381	(23,186)	685,423	(31,266)	(135,894)	496,458
Issuance of common stock upon exercise of stock options	3,233	13	41,575	15,482	—	(27,626)	29,444
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	12,107	—	—	12,107
Issuance of common stock from Employee Stock Purchase Plan	1,376	12	35,411	705	—	(26,612)	9,516
Repurchase of common stock	(2,000)	—	(53,800)	—	—	—	(53,800)
Compensation charge due to repricing of stock options	—	—	—	24,712	—	—	24,712
Tax benefit from exercise of nonqualified stock options	—	—	—	5,389	—	—	5,389
Issuance of stock by consolidated subsidiary	—	—	—	5,523	—	—	5,523
Minority interest	—	—	—	(7,026)	—	—	(7,026)
Foreign currency translation	—	—	—	—	(1,029)	—	(1,029)
Unrealized gain on investments	—	—	—	—	1,950	—	1,950
Net loss	—	—	—	—	—	(100,650)	(100,650)

Balances, December 31, 2001 (As restated)	140,699	$1,406	$—	$742,315	$(30,345)	$(290,782)	$422,594

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

		(As Restated	(As Restated
		See Note 3)	See Note 3)

	(In thousands)
Cash flows from operating activities:
Net loss	$(100,650)	$(123,926)	$(156,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	108,054	90,096	81,492
Provision for doubtful accounts, net	(9,673)	9,924	44,809
Provision for sales returns and allowances, net	125,868	100,202	178,118
Impairment of goodwill	—	3,639	—
Impairment of strategic investments	20,631	10,000	—
Non-cash interest on debt	24,697	18,169	17,332
Stock-based compensation	24,712	8,714	15,570
Deferred taxes	(15,971)	(27,385)	(81,847)
Net realized (gain) loss on investments	(7,280)	137	6,145
Gain on the sale of Goto.com investment	—	(28,551)	—
Gain on the sale of Network Associates Japan investment	—	(11,947)	—
Minority interest	(411)	(4,954)	(340)
Extraordinary item — gain on redemption of debt, net of taxes	(1,731)	—	—
Tax benefit from exercise of nonqualified stock options	5,389	—	—
Changes in assets and liabilities:
Accounts receivable	(136,569)	(63,820)	(136,789)
Prepaid expenses, income taxes and other current assets	(310)	(11,723)	22,650
Accounts payable and accrued liabilities	12,539	28,006	31,022
Deferred revenue	96,411	30,091	(39,357)

Net cash provided by (used in) operating activities	145,706	26,672	(18,080)

Cash flows from investing activities:
Purchase of marketable securities	(678,093)	(510,247)	(393,363)
Sale of marketable securities	754,182	562,132	233,499
Purchase of acquired technology	(12,250)	(12,500)	—
Purchase of other investments	—	(21,650)	—
Purchase of fixed assets	(31,493)	(54,031)	(20,458)
Proceeds from sale of Goto.com investment	—	36,750	—
Proceeds from sale of fixed assets	—	—	6,518
Proceeds from sale of shares of Network Associates Japan	—	11,947	—
Purchase of shares of Network Associates Japan	(10,655)	—	—
Acquisition by subsidiary, net of cash acquired	(916)	(1,958)	—

Net cash provided by (used in) investing activities	20,775	10,443	(173,804)

Cash flows from financing activities:
Repayment of notes payable	—	(367)	(3,085)
Issuance of common stock under stock option, purchase plans and warrants	51,067	47,172	27,931
Proceeds from sale of put options	—	13,890	5,250
Repurchase of common stock	(53,800)	(100,416)	(12,444)
Proceeds of McAfee.com initial public offering, net	—	—	78,945
Change in minority interest and other	264	318	—
Issuance of convertible debentures, net of issuance costs	335,081	—	—
Repurchase of convertible debentures	(173,708)

Net cash provided by (used in) financing activities	158,904	(39,403)	96,597
Effect of exchange rate changes on cash and cash equivalents	11,908	(38,957)	(6,828)

Net increase (decrease) in cash and cash equivalents	337,293	(41,245)	(102,115)
Cash and cash equivalents at beginning of year	275,539	316,784	418,899

Cash and cash equivalents at end of year	$612,832	$275,539	$316,784

Non cash investing activities:
Unrealized gain (loss) on marketable investments	$1,950	$2,654	$(1,610)
Conversion of FSA preferred stock into common stock	$—	$—	$459
McAfee.com stock issued in acquisitions	$5,523	$19,600	$—
Supplemental disclosure of cash flow information:
Cash paid (refund received) during the year for income taxes	$8,844	$46,715	$(17,544)

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company sells a significant amount of its products through intermediaries such as distributors. The Company’s top ten in the United States distributors typically represent approximately 38% to 43% of net revenue in any quarter. Our largest distributor, Ingram Micro, Inc., accounted for approximately 28% of net revenue for the year ended December 31, 2001.

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

     Derivatives

      The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company’s use of derivative financial instruments is discussed in Note 6 to these Notes to the Consolidated Financial Statements.

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

     Fixed Assets

      Fixed assets are presented at cost less accumulated depreciation and amortization. Depreciation and amortization of fixed assets are computed using the straight-line method over the estimated useful lives of the

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related assets (three to five years) (see Note 7 of these Notes to Consolidated Financial Statements). Leasehold improvements are amortized on a straight-line basis over the remaining life of the lease or the estimated useful life of the asset, whichever is shorter.

      Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of fixed assets, are expensed as incurred. The cost and related accumulated depreciation applicable to fixed assets sold or no longer in service are eliminated from the accounts and any gain or loss is included in operations.

     Intangible Assets

      Intangible assets, including goodwill, purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangibles is four to eight years (see Note 7 to these Notes to Consolidated Financial Statements).

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

     Investments

      Investments consist of minority investments in non-publicly and publicly traded companies in which the Company holds less than a 20% interest. The private investments are included in other assets on the Company’s balance sheet and are carried at original cost, less reductions related to other-than-temporary

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declines in value. The public investments are included in short term marketable securities and are carried at fair value. The Company assesses the recoverability of its investments on a regular basis. Factors that the Company considers which could trigger an other than temporary decline in the value of such investments include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in market conditions. For public investments, the Company also considers the period of time the fair value of the investment has been less than its carrying value. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $20.6 million and $10.0 million in 2001 and 2000, respectively.

     Fair Value of Financial Instruments

      Carrying amounts of the Company’s financial instruments including investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of the Company’s investments in marketable securities is disclosed in Note 5 to the Notes to these Consolidated Financial Statements. The fair value of the Company’s convertible debt instruments is disclosed in Note 10 to the Notes to these Consolidated Financial Statements.

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

     Advertising Costs

      Advertising production costs are expensed as incurred. Media for television and print placement costs are expensed in the period the advertising appears. Total advertising and promotional expenses were $25.1 million, $43.7 million and $36.4 million for 2001, 2000 and 1999, respectively.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares issuable upon exercise of stock options and stock purchase warrants and conversion of the convertible debt.

     Comprehensive Loss

      Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company’s components of comprehensive loss, which are excluded from net loss.

      For 2001, 2000 and 1999 other comprehensive income (loss) comprises the following items (in thousands):

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

     Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” As part of the restatement discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company adopted EITF 01-09. See Note 3 of the Notes to Consolidated Financial Statements.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.     Restatement and Adoption of New Accounting Pronouncements

      On April 25, 2002, the Company announced that it had discovered accounting inaccuracies in certain prior period financial statements requiring restatement of the financial statements for these periods. The Company conducted an internal investigation under the direction of the Audit Committee of its Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, the Company announced that the Audit Committee of its Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, the Company’s statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, the Company announced the restatement of its December 31, 2001 and March 31, 2002 balance sheets. As a result, the Company is restating its statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2000 and 1999 and balance sheets as of December 31, 2001 and 2000, which are included in this 10-K/ A. The statements of operations and cash flows for the year ended December 31, 2001 were not impacted by this restatement.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The consolidated financial statements for the years ended December 31, 2000 and 1999 and the balance sheet as of December 31, 2001 contained herein have been restated to incorporate the adjustments described herein and the related tax effects. In addition, for the years ended December 31, 2001, 2000 and 1999, the Company reclassified amounts of approximately $23.5 million, $32.7 million and $44.5 million, respectively, from marketing and sales expense to revenue upon the adoption of EITF 01-09.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are reconciliations of the Company’s financial position and results of operations from financial statements previously filed to these restated and reclassified financial statements (in thousands, except per share data):

Balance Sheet as of December 31, 2001

		Cumulative
	As Previously	Effect of Prior
	Reported	Year Changes	As Restated

Cash and cash equivalents	$612,832	$—	$612,832
Short-term marketable securities	135,761	—	135,761
Accounts receivable, net	136,366	—	136,366
Prepaid expenses, income taxes and other current assets	54,959	—	54,959
Deferred taxes	142,869	—	142,869

Total current assets	1,082,787	—	1,082,787
Long-term marketable securities	194,357	—	194,357
Fixed assets, net	64,040	—	64,040
Land	4,414	—	4,414
Deferred taxes	77,627	6,772	84,399
Intangible assets	185,054	—	185,054
Other assets	18,853	—	18,853

Total assets	$1,627,132	$6,772	$1,633,904

Accounts payable	$26,368	$—	$26,368
Accrued liabilities	264,618	28,965	293,583
Deferred revenue	250,048		250,048

Total current liabilities	541,034	28,965	569,999
Deferred taxes	20,445	—	20,445
Deferred revenue, less current portion	24,312	—	24,312
Convertible debentures	578,850	—	578,850
Long term debt and other liabilities	393	—	393

Total liabilities	1,165,034	28,965	1,193,999

Minority interest	17,311	—	17,311

Common stock	1,406	—	1,406
Treasury stock	—	—	—
Additional paid in capital	742,315	—	742,315
Accumulated other comprehensive loss	(30,345)	—	(30,345)
Accumulated deficit	(268,589)	(22,193)	(290,782)

Total stockholders’ equity	444,787	(22,193)	422,594

Total liabilities, minority interest and stockholders’ equity	$1,627,132	$6,772	$1,633,904

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet as of December 31, 2000

		Cumulative
	As Previously	Effect of Prior
	Reported	Year Changes	Inaccuracies	As Restated

Cash and cash equivalents	$275,539	$—	$—	$275,539
Short-term marketable securities	85,721	—	—	85,721
Accounts receivable, net	122,315	—	—	122,315
Prepaid expenses, income taxes and other current assets	50,346	—	—	50,346
Deferred taxes	86,771	—	—	86,771

Total current assets	620,692	—	—	620,692
Long-term marketable securities	332,893	—	—	332,893
Fixed assets, net	75,499	—	—	75,499
Deferred taxes	113,489	10,403	(3,631)	120,261
Intangible assets	220,255	—	—	220,255
Other assets	22,020	—	—	22,020

Total assets	$1,384,848	$10,403	$(3,631)	$1,391,620

Accounts payable	$46,816	$—	$—	$46,816
Accrued liabilities	225,317	11,391	17,574	254,282
Deferred revenue	151,566		—	151,566

Total current liabilities	423,699	11,391	17,574	452,664

Deferred taxes	7,971	—	—	7,971
Deferred revenue, less current portion	26,592	—	—	26,592
Convertible debentures	396,336	—	—	396,336
Long term debt and other liabilities	532	—	—	532

Total liabilities	855,130	11,391	17,574	884,095

Minority interest	11,067	—	—	11,067

Common stock	1,381	—	—	1,381
Treasury stock	(23,186)	—	—	(23,186)
Additional paid in capital	685,423	—	—	685,423
Accumulated other comprehensive loss	(31,266)	—	—	(31,266)
Accumulated deficit	(113,701)	(988)	(21,205)	(135,894)

Total stockholders’ equity	518,651	(988)	(21,205)	496,458

Total liabilities, minority interest and stockholders’ equity	$1,384,848	$10,403	$(3,631)	$1,391,620

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for the Year Ended December 31, 2000

	As Previously		EITF No. 01-09	As Restated and
	Reported	Inaccuracies	Reclassifications	Reclassified

Net revenue:
Product	$505,914	$(15,288)	$(32,662)	$457,964
Services and support	239,778	—	—	239,778

Total net revenue	745,692	(15,288)	(32,662)	697,742

Cost of net revenue:
Product	114,394	(1,000)	—	113,394
Services and support	42,301	—	—	42,301

Total cost of net revenue	156,695	(1,000)	—	155,695

Operating costs and expenses:
Research and development	173,468	(500)	—	172,968
Marketing and sales	400,863	8,800	(32,662)	377,001
General and administrative	84,567	497	—	85,064
Provision for doubtful accounts, net	15,784	(5,860)	—	9,924
Amortization of intangibles	66,282	—	—	66,282

Total operating costs and expenses	740,964	2,937	(32,662)	711,239

Loss from operations	(151,967)	(17,225)	—	(169,192)
Interest and other income	42,024	2,600	—	44,624
Interest expense	(18,169)	—	—	(18,169)
Gain (loss) on investments, net	40,361	—	—	40,361
Write down of strategic and other investments	(10,000)	—	—	(10,000)

Loss before provision for income taxes and minority interest	(97,751)	(14,625)	—	(112,376)
Provision for income taxes	9,924	6,580	—	16,504

Net loss before minority interest	(107,675)	(21,205)	—	(128,880)
Minority interest in consolidated subsidiaries	4,954	—	—	4,954

Net loss	$(102,721)	$(21,205)	$—	$(123,926)

Basic and diluted net loss per share:
Net loss per share — basic	$(0.74)			$(0.90)
Net loss per share — diluted	$(0.74)			$(0.90)
Basic shares	138,072			138,072
Diluted shares	138,072			138,072

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations for the Year Ended December 31, 1999

	As Previously		EITF No. 01-09	As Restated and
	Reported	Inaccuracies	Reclassifications	Reclassified

Net revenue:
Product	$474,097	$(28,224)	$(44,460)	$401,413
Services and support	209,571	—	—	209,571

Total net revenue	683,668	(28,224)	(44,460)	610,984

Cost of net revenue:
Product	88,729	—	—	88,729
Services and support	42,094	—	—	42,094

Total cost of net revenue	130,823	—	—	130,823

Operating costs and expenses:
Research and development	152,728	—	—	152,728
Marketing and sales	370,086	534	(44,460)	326,160
General and administrative	83,753	966	—	84,719
Provision for doubtful accounts, net	44,809	—	—	44,809
Amortization of intangibles	58,400	—	—	58,400
Acquisition and other related costs	(18,732)	—	—	(18,732)

Total operating costs and expenses	691,044	1,500	(44,460)	648,084

Loss from operations	(138,199)	(29,724)	—	(167,923)
Interest and other income	30,678	—	—	30,678
Interest expense	(17,332)	—	—	(17,332)
Gain (loss) on investments, net	(6,145)	—	—	(6,145)

Loss before provision for income taxes and minority interest	(130,998)	(29,724)	—	(160,722)
Provision for (benefit from) taxes	29,243	(32,740)	—	(3,497)

Net loss before minority interest	(160,241)	3,016	—	(157,225)
Minority interest in loss of consolidated subsidiary	340	—	—	340

Net loss	$(159,901)	$3,016	$—	$(156,885)

Basic and diluted net loss per share:
Net loss per share — basic	$(1.15)			$(1.13)
Net loss per share — diluted	$(1.15)			$(1.13)
Basic shares	138,695			138,695
Diluted shares	138,695			138,695

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

      Due to a change in business strategy, the Company repurchased this minority interest in NAI Japan in June 2001 for approximately $10.7 million. The Company accounted for this repurchase using the purchase method of accounting and accordingly performed an allocation of the purchase price paid for this minority interest. As a result approximately $10.3 million of the purchase price was allocated to goodwill, which is being amortized over its useful economic life of 5 years. The full results of operations of NAI Japan have been included with those of the Company since the date of acquisition of the minority interest.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Marketable Securities and Cash and Cash Equivalents

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

6.     Derivatives

      The Company conducts business globally. As a result, it is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to reduce exposures associated with nonfunctional currency accounts receivable and accounts payable denominated in Euros, Canadian and Australian dollars and several European currencies. The forward contracts range from one to three months in original maturity. In general, the Company does not hedge anticipated foreign currency cash flows nor does

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company enter into forward contracts for trading purposes. The Company does not use any derivatives for trading or speculative purposes.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Balance Sheet Detail (in thousands):

	December 31,

	2001	2000

Fixed assets:
Furniture and fixtures (useful lives of 5 years)	$20,580	$18,837
Computers and equipment (useful lives of 3 years)	143,210	145,558
Leasehold improvements (shorter of 5 years or the term of the lease)	21,360	20,068

	185,150	184,463

Accumulated depreciation furniture and fixtures	(13,541)	(10,840)
Accumulated depreciation computers and equipment	(100,009)	(93,321)
Accumulated depreciation leasehold improvements	(7,560)	(4,803)

	(121,110)	(108,964)

	$64,040	$75,499

Land	$4,414	$—

Intangibles assets:
Goodwill (useful lives of 4 to 8 years)	$357,842	$343,029
Purchased technology (useful lives of 4 to 5 years)	43,954	43,636
Trademarks, patents and other intangibles (useful lives of 4 to 5 years)	48,351	36,551

	450,147	423,216

Accumulated amortization of goodwill	(200,912)	(149,309)
Accumulated amortization of purchased technology	(40,050)	(36,077)
Accumulated amortization of trademarks, patents and other intangibles	(24,131)	(17,575)

	(265,093)	(202,961)

	$185,054	$220,255

Accrued liabilities, as restated:
Accrued taxes	$156,949	$146,365
Accrued compensation	52,050	36,649
Accrued marketing costs	11,035	22,899
Accrued inventory costs	6,377	6,830
Accrued legal and accounting fees	7,988	6,670
Other accrued expenses	59,184	34,869

	$293,583	$254,282

      Depreciation expense for 2001, 2000 and 1999 was $43.9 million, $23.8 million and $23.1 million, respectively. Amortization expense was $64.2 million, $66.3 million and $58.4 million for 2001, 2000 and 1999, respectively.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Restructuring

      On October 9, 2001, the board of directors of the Company approved a plan to integrate certain activities of the Company’s PGP product group into its McAfee and Sniffer product groups and dispose of other product lines. In connection with this process, the Company recorded a restructuring charge of approximately $3.8 million during the fourth quarter of 2001. The restructuring charge consists of the costs related to severance packages for 100 affected employees, of which 79 were employed in the United States, 16 in EMEA, 3 in Japan, and 2 in Latin America.

      The following table sets forth the Company’s restructuring accrual established in 2001 and the activity against the accrual during 2001 (in thousands):

			Non-cash
			Stock Based
	Other	Severance	Compensation
	Costs	and Benefits	Charge	Total

Balance, October 9, 2001	$116	$3,186	$519	$3,821
Paid out/non-cash	(116)	(3,186)	(519)	(3,821)

Balance, December 31, 2001	$—	$—	$—	$—

      Severance and other benefits and other transaction costs were paid in cash during 2001.

9.     Commitments

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

$131,851

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense for 2001, 2000 and 1999 amounted to $ 25.5 million, $18.4 million and $15.1 million, respectively. Future rental income to be received under non-cancelable subleases amounted to $1.5 million as of December 31, 2001. Rental income from subleases for 2001, 2000 and 1999 amounted to $3.3 million, $5.6 million and $5.7 million, respectively.

10.     Convertible Debt

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Aggregate maturities of the value of the long-term debt outstanding at December 31, 2001 are as follows (in thousands):

5.25%
	Zero Coupon	Convertible
	Convertible	Subordinated
	Debentures	Notes due
	due 2018(1)	2006(2)	Total

2002	$—	$—	$—
2003	246,501	—	246,501
2004	—	—	—
2005	—	—	—
2006	—	345,000	345,000
2007 and thereafter	—	—	—

	$246,501	$345,000	$591,501

(1)	In February 2003, the Company may be required to use a significant portion of its cash balance to redeem its outstanding Debentures. The redemption value corresponds to the aggregate face value outstanding of $498.5 million less the related unamortized discount of $252.0 million on February 13, 2003.

(2)	In 2002, 2003, 2004, 2005 and 2006, the Company will make interest payments of $18.1 million.

      The fair value of the Company’s long-term debt outstanding is as follows (in thousands):

	As of December 31,

	2001	2000

Zero Coupon Convertible Debentures due 2018	$228,587	$318,178
5.25% Convertible Subordinated Notes due 2006	567,111	—

	$795,698	$318,178

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Employee Benefit Plans

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

12.     McAfee.com

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

13.     Stockholders’ Equity

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate activity under the Company’s stock option plans is as follows (in thousands, except per share data):

		Outstanding Options

					Weighted
					Average
	Shares Available	Number of			Exercise
	For Grant	Shares	Price Per Share	Aggregate Price	Price

Balances, December 31, 1998	2,283	19,320	$0.06 - $121.80	$584,154	$30.24
Additional options reserved	9,200	—		—	—
Options granted	(16,882)	16,882	$11.00 - $ 56.00	242,970	$14.39
Options exercised	—	(1,196)	$0.06 - $ 44.00	(18,414)	$15.40
Options canceled	14,922	(14,922)	$0.48 - $121.80	(482,452)	$32.33

Balances, December 31, 1999	9,523	20,084	$0.06 - $ 56.00	326,258	$16.24
Additional options reserved	6,000	—		—	—
Option plan expirations	(1,808)	—		—	—
Options granted	(8,478)	8,478	$3.31 - $ 36.69	184,852	$21.80
Options exercised	—	(3,036)	$0.48 - $ 28.17	(32,296)	$10.64
Options canceled	5,272	(5,272)	$0.65 - $ 56.00	(100,372)	$19.04

Balances, December 31, 2000	10,509	20,254	$0.23 - $ 44.58	378,442	$18.68
Additional options reserved	13,500	—		—	—
Option plan expirations	(155)	—		—	—
Options granted	(18,487)	18,487	$0.01 - $ 27.20	127,401	$6.89
Options exercised	—	(3,233)	$0.01 - $ 24.50	(29,444)	$9.11
Options canceled	3,737	(3,737)	$4.19 - $ 44.50	(54,906)	$14.69

Balances, December 31, 2001	9,104	31,771	$0.23 - $ 48.72	$421,493	$13.27

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For various price ranges, weighted average characteristics of outstanding stock options of the Company at December 31, 2001 were as follows (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$ 0.01 – $12.	18 18,005	8.3	$6.21	3,643	$9.83
$12.19 – $24.3	6 7,130	8.5	$17.76	2,179	$18.09
$24.37 – $36.5	4 6,422	4.2	$27.67	4,920	$27.59
$36.55 – $48.7	2 214	6.4	$42.95	172	$43.00

	31,771			10,914

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding Options

	Shares				Weighted
	Available				Average
	for	Number of		Aggregate	Exercise
	Grant	Shares	Price Per Share	Price	Price

Balances, Inception
Additional options reserved	8,538	—		$—
Options granted — company employees	(3,482)	3,482	$3.67 – $44.00	18,806	$5.40
Options granted — NAI officers and employees	(3,809)	3,809	$3.67 – $12.00	15,295	$4.02
Options exercised — company employees	—	—		—
Options exercised — NAI officers and employees	—	(19)	$ 6.55	(123)	$6.55
Options canceled — company employees	227	(227)	$4.64 – $12.00	(1,464)	$6.46
Options canceled — NAI officers and employees	1,710	(1,710)	$4.00	(6,270)	$3.67

Balances, December 31, 1999	3,184	5,335	$3.67 – $44.00	26,244	$4.92
Additional options reserved	2,335	—		—
Options granted — company employees	(1,295)	1,295	$3.13 – $50.38	24,026	$18.55
Options exercised — company employees	—	(321)	$4.64 – $ 6.55	(1,499)	$4.67
Options exercised — NAI officers and employees	—	(384)	$3.67 – $12.00	(1,962)	$5.11
Options canceled — company employees	816	(816)	$4.64 – $50.38	(10,022)	$12.28
Options canceled — NAI officers and employees	7	(7)	$6.55 – $12.00	(54)	$7.71

Balances, December 31, 2000	5,047	5,102	$3.13 – $50.38	36,733	$7.20
Additional options reserved	2,110	—		—
Options granted — company employees	(1,968)	1,968	$4.75 – $35.13	16,593	$8.44
Options exercised — company employees	—	(833)	$3.67 – $28.81	(5,744)	$6.89
Options exercised — NAI officers and employees	—	(1,615)	$3.67 – $12.00	(6,363)	$3.94
Options canceled — company employees	769	(769)	$3.13 – $49.06	(6,408)	$8.34
Options canceled — NAI officers and employees	33	(33)	$6.55 – $12.00	(234)	$7.09

Balances, December 31, 2001	5,991	3,820	$3.13 – $49.06	$34,577	$8.58

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For various price ranges, weighted average characteristics of outstanding stock options of McAfee.com at December 31, 2001 were as follows (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$ 0.01 – $ 3	.13 192	8.99	$3.13	48	$3.13
$ 3.14 – $ 3	.67 704	7.04	$3.67	460	$3.67
$ 3.68 – $ 4	.64 268	7.57	$4.64	20	$4.64
$ 4.65 – $ 7	.88 1,518	8.76	$5.66	133	$6.74
$ 7.89 – $16.	80 511	9.34	$12.79	17	$13.31
$16.81 – $25.0	0 365	8.78	$21.31	72	$20.93
$25.01 – $48.0	9 262	9.35	$29.04	28	$37.72

	3,820			778

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2001	2000	1999

		(As Restated	(As Restated
		See Note 3)	See Note 3)
Net loss — pro forma (thousands)	$(224,125)	$(242,518)	$(203,651)
Net loss per share — basic and diluted — pro forma	$(1.63)	$(1.76)	$(1.47)

      The impact on pro forma loss per share and net loss in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new employees. This policy may or may not continue.

     Stock Repurchase Plan and Put Options

      In May 1999, the board of directors authorized the Company to repurchase up to $100 million of its common stock in the open market. In July 2000, the board of directors authorized the Company to repurchase additional common stock of up to $50.0 million in the open market. Through December 31, 2001, the Company repurchased 5.0 million shares of its common stock bringing total cash outlay to date to approximately $112.9 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements. Such repurchases are intended to cover the Company’s reissuances under the Employee Stock Purchase Plan (ESPP), the 1997 Plan, and issuances related to potential mergers and acquisitions.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Provision for Income Taxes

      Loss before income taxes, minority interest and extraordinary item was earned in the following jurisdictions (in thousands):

	2001	2000	1999

		(As Restated	(As Restated
		See Note 3)	See Note 3)
Domestic	$(104,972)	$(83,822)	$(249,520)
Foreign	13,589	(28,554)	88,798

	$(91,383)	$(112,376)	$(160,722)

      Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

		(As Restated	(As Restated
		See Note 3)	See Note 3)
Federal:
Current(1)	$4,333	$2,949	$30,565
Deferred	(11,971)	(18,594)	(68,659)

Total Federal	(7,638)	(15,645)	(38,094)
State:
Current(2)	482	275	216
Deferred	(1,663)	(4,465)	(5,160)

Total State	(1,181)	(4,190)	(4,944)
Foreign:
Current	14,356	39,423	47,569
Deferred	5,872	(3,084)	(8,028)

Total Foreign	20,228	36,339	39,541

Provision for income taxes	$11,409	$16,504	$(3,497)

(1)	Net of tax benefit from utilization of net operating losses carry forward of $11.3 million in 2001 and zero in 2000 and 1999.

(2)	Net of tax benefit from utilization of net operating losses carry forward of $5.0 million in 2001 and zero in 2000 and 1999.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of net deferred tax assets are as follows (in thousands):

	Years Ended December 31,

	2001	2000

	(As Restated	(As Restated
	See Note 3)	See Note 3)
Deferred revenue	$76,543	$25,372
State taxes	—	110
Accrued liabilities and allowances	63,410	61,290
Depreciation and amortization	89,100	83,327
Tax credits	108,683	90,524
Net operating loss carryover	25,102	68,386

	362,838	329,009
Valuation allowance	(135,570)	(121,977)

	227,268	207,032
Deferred liability	20,445	7,971

Net deferred tax asset	$206,823	$199,061

Current portion	$142,869	$86,771
Noncurrent portion	63,954	112,290

	$206,823	$199,061

      Realization of net deferred tax assets of $206.8 million as of December 31, 2001 is dependent on generating sufficient future taxable income, which is not assured. The amount of the deferred tax asset realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. A valuation allowance has been recorded as a result of uncertainties related to certain deferred tax asset, primarily foreign tax credits.

      At December 31, 2001, the Company has available net operating loss carry-forwards for income tax purposes of approximately $69.8 million; U.S. federal losses of approximately $59.6 million, which expire from 2009 to 2021, and foreign losses of approximately $10.2 million, which have no expiration.

      U.S. income taxes were not provided for on a cumulative total of approximately $25.2 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

      The Company’s effective tax rate on income before income taxes differs from the U.S. Federal statutory regular tax rate as follows:

	Years Ended December 31,

	2001	2000	1999

		(As Restated	(As Restated
		See Note 3)	See Note 3)
U.S. Federal income tax benefit at statutory rate	$(31,984)	$(39,332)	$(56,253)
State benefit	(3,681)	(4,790)	(6,597)
Non deductible acquisition and other costs	12,063	13,733	43,371
Foreign earnings taxed at rates different than the U.S. rate	15,473	(337)	8,462
Goodwill and other permanent differences	24,853	25,354	21,020

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2001	2000	1999

		(As Restated	(As Restated
		See Note 3)	See Note 3)
Tax credits	(5,315)	(4,583)	(13,500)
Subsidiary losses not benefitted	—	26,459	—

	$11,409	$16,504	$(3,497)

      The tax benefit associated with stock option exercises from employee stock plans reduced taxes currently payable for 2001 by $5.4 million. Such benefit was recorded to additional paid-in capital.

15.     Net Loss Per Share

      A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

		(As Restated	(As Restated
		See Note 3)	See Note 3)
Numerator — Basic
Loss before extraordinary item	$(102,381)	$(123,926)	$(156,885)
Extraordinary item — gain on redemption of debt, net of tax	1,731	—	—

Net loss	$(100,650)	$(123,926)	$(156,885)

Numerator — Diluted
Loss before extraordinary item	$(102,381)	$(123,926)	$(156,885)
Interest on convertible debentures(1)	—	—	—

Loss before extraordinary item, adjusted	(102,381)	(123,926)	(156,885)
Extraordinary item — gain on redemption of debt, net of tax	1,731	—	—

Net loss, adjusted	$(100,650)	$(123,926)	$(156,885)

Denominator — Basic
Weighted average shares of common stock outstanding	138,172	138,072	138,695
Less: weighted average shares of common stock subject to repurchase	(325)	—	—

Basic weighted average common shares outstanding	137,847	138,072	138,695

Denominator — Diluted
Basic weighted average common shares outstanding	137,847	138,072	138,695
Effective of dilutive securities:
Common stock options(2)	—	—	—
Warrants(3)	—	—	—

Diluted weighted average shares	137,847	138,072	138,695

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2001	2000	1999

		(As Restated	(As Restated
		See Note 3)	See Note 3)
Basic net loss per share:
Loss before extraordinary item	$(0.74)	$(0.90)	$(1.13)
Extraordinary item — gain on redemption of debt, net of taxes	.01	—	—

Net loss per share — Basic	$(0.73)	$(0.90)	$(1.13)

Diluted net loss per share:
Loss before extraordinary item	$(0.74)	$(0.90)	$(1.13)
Extraordinary item — gain on redemption of debt, net of taxes	0.01	—	—

Net loss per share — Diluted	$(0.73)	$(0.90)	$(1.13)

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 23.3 million for 2001 and 7.6 million for 2000 and 1999.

(2)	At December 31, 2001, 2000 and 1999, 31.8 million, 20.3 million and 20.1 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

(3)	At December 31, 2001, warrants to purchase 254,167 shares of the Company’s common stock were excluded from the determination of diluted net loss per share as the effect of such warrants is anti-dilutive.

16.     Business Segment and Major Customer Information

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

      Following is the summary of the Company’s revenue and operating income (losses) by business and by geographic segment. The accounting policies of the businesses and geographic segments are the same as

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosed in Note 2 to these Notes to Consolidated Financial Statements. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses; corporate marketing expenses of $48.6 million and $52.0 million in 2001 and 2000, respectively; amortization of intangibles; stock-based compensation charges; and acquisition, restructuring and other related costs. These corporate expenses are not considered attributable to any specific geographic segment. Summarized financial information concerning the Company’s net revenue and operating income (losses) by business and geographic segment is as follows (in thousands):

	Years Ended December 31,

	2001	2000

		(As Restated
	(As	and
	Reclassified	Reclassified
	See Note 3)	See Note 3)
Net revenue by segment:
United States	$467,522	$383,772
Europe	189,040	161,214
Japan	28,597	40,343
Canada	24,017	17,496
Asia-Pacific (excluding Japan)	23,353	31,598
Latin America	16,421	16,453

Infrastructure net revenue	748,950	650,876
McAfee.com net revenue	62,024	46,866

Net revenue	$810,974	$697,742

Operating income (loss) by segment:
United States	$64,508	$(5,328)
Europe	54,461	35,387
Japan	(2,815)	14,979
Canada	11,090	7,809
Asia-Pacific (excluding Japan)	2,924	7,879
Latin America	4,777	2,432
Corporate	(216,719)	(200,379)

Infrastructure operating loss	(81,774)	(137,221)
McAfee.com operating loss	(192)	(31,971)

Operating loss	$(81,966)	$(169,192)

      Net revenue and operating expenses for geographic segments are not presented for 1999 as it is impracticable to do so. However, 1999 net revenues for the Infrastructure business and McAfee.com were $586.5 million and $24.5 million, respectively, and 1999 operating losses for the Infrastructure business and McAfee.com were $139.6 million and $28.3 million, respectively. For 1999, revenue by domestic (United States) and international amounted to $340.4 million and $270.6 million, respectively.

      Following is a summary of the Company’s long-lived assets and total assets by business and by geographic segment. Long-lived assets are capital expenditures, including land purchases, and do not include intangibles. Assets purchased to support Infrastructure general and administrative activities, including land purchases, are included in “Corporate” in the “Long-lived assets” table below. Assets purchased to support Infrastructure

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general and administrative activities, including land purchases, and Infrastructure intangibles are included in “Corporate” in the “Total assets” table, below. These corporate assets are not assigned to any specific geographic segment. Summarized financial information concerning the Company’s long-lived assets and total assets by business and geographic segment is as follows (in thousands):

	December 31,

	2001	2000

Total long-lived assets by segment:
United States	$15,203	$16,651
Europe	6,143	8,957
Japan	3,652	2,669
Canada	246	307
Asia-Pacific (excluding Japan)	1,866	1,806
Latin America	231	198
Corporate	34,936	36,869

Infrastructure long-lived assets	62,277	67,457
McAfee.com long-lived assets	6,177	8,042

Total long-lived assets	$68,454	$75,499

Total assets by segment, as restated:
United States	$1,099,802	$823,164
Europe	166,380	172,250
Japan	20,906	38,669
Canada	4,990	5,787
Asia-Pacific (excluding Japan)	4,844	3,976
Latin America	5,440	5,275
Corporate	207,098	244,367

Infrastructure assets	1,509,460	1,293,488
McAfee.com assets	124,444	98,132

Total assets	$1,633,904	$1,391,620

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue information on a product and service basis is as follows for the years ended December 31 (in thousands):

	2001	2000	1999

	(As Reclassified	(As Restated	(As Restated
	See Note 3)	and	and
		Reclassified	Reclassified
		See Note 3)	See Note 3)
Software licenses	$372,316	$305,822	$270,064
Maintenance	177,720	160,662	157,887
Hardware	84,185	80,755	42,189
Retail	67,221	58,444	76,786
Consulting	39,766	34,578	27,311
Training	19,161	18,542	22,255
Hosting arrangements	40,789	25,996	2,118
Other	9,816	12,943	12,374

Total	$810,974	$697,742	$610,984

      At December 31, 2001, one customer had an accounts receivable balance greater than 10% of the Company’s total accounts receivable balance. At December 31, 2000, two customers had accounts receivable balances greater than 10% of the Company’s total accounts receivable balance. During 2001 and 2000, one customer accounted for 28% and 21%, respectively, of the total revenue for each year. The revenue derived from this customer is reported in the Infrastructure business, mainly in the United States and Europe segments. No customer accounted for more than 10% of the total revenue in 1999.

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

17.     Litigation

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

19.     Stock-Based Compensation

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The amount of stock compensation recorded has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company’s or McAfee.com’s common stock on July 1, 2000, which was $20.375 and $26.063, respectively. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” When options are fully vested, the charge will be recorded to earnings immediately. At December 31, 2001 these options are substantially fully vested. Depending upon movements in the market value of the Company’s common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In November 2001, upon completion of the search for two executives for international operations, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 20,833 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $19.64 per share. The warrants are immediately exercisable and expire in 2004. The combined fair value of the warrants was determined to be approximately $239,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.36%; contractual life of 3 years; dividend yield of 0%; and expected volatility of 84%. The fair market value of the warrants was included as a stock compensation charge during 2001 and included in general and administrative expenses in the accompanying statement of operations.

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

      PGP Restructuring. In connection with the integration of the PGP product group the Company accelerated the vesting of 45,600 options to purchase the Company’s common stock held by the 100 employees terminated during 2001. As a result of this modification, the Company recorded a stock based compensation charge of $519,000 within restructuring expense in the statement of operations. The charge was calculated based on the intrinsic value of the modified options on the date the acceleration was approved by the Board of Directors. (See Note 8 to these Notes to Consolidated Financial Statements).

20.     Fixed Assets Sale-Leaseback

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 28 day of June, 2002.

NETWORKS ASSOCIATES, INC.

/s/ GEORGE SAMENUK

George Samenuk
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 28, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GEORGE SAMENUK (George Samenuk)	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	June 28, 2002

/s/ STEPHEN C. RICHARDS (Stephen C. Richards)	Chief Operating Officer and Chief Financial Officer	June 28, 2002

/s/ LESLIE G. DENEND (Leslie G. Denend)	Director	June 28, 2002

/s/ ROBERT DUTKOWSKY (Robert Dutkowsky)	Director	June 28, 2002

/s/ ROBERT PANGIA (Robert Pangia)	Director	June 28, 2002

/s/ LIANE WILSON (Liane Wilson)	Director	June 28, 2002

SCHEDULE II

NETWORKS ASSOCIATES, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2001

(In Thousands)

		Provision for	Write-offs
	Balance at	Doubtful	of Previously	Balance at
	Beginning of	Accounts,	Provided	End of
	Period	Net(1)	Accounts	Period

Year Ended December 31, 2001
Allowance for Doubtful Accounts	$15,332	$(9,673)	$2,735	$8,394
Year Ended December 31, 2000
Allowance for Doubtful Accounts, as restated	$16,249	$9,924	$10,841	$15,332
Year Ended December 31, 1999
Allowance for Doubtful Accounts, as restated	$11,682	$44,809	$40,242	$16,249

(1)	Provision for Doubtful Accounts, Net. The provision for doubtful accounts, net consists of our estimates with respect to the uncollectability of our receivables, net of recoveries of amounts previously written off. Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $136.4 million, net of allowance for doubtful accounts of $8.4 million as of December 31, 2001.

		Provision for	Actual
	Balance at	Sales Returns	Returns	Balance at
	Beginning of	and Other	and	End of
	Period	Allowances(2)	Allowances	Period

Year Ended December 31, 2001
Sales Returns and Allowances	$51,080	$125,868	$144,363	$32,585
Year Ended December 31, 2000
Sales Returns and Allowances, as restated	$72,298	$100,202	$121,420	$51,080
Year Ended December 31, 1999
Sales Returns and Allowances, as restated	$85,631	$178,118	$191,451	$72,298

(2)	Provision for Sales Returns and Allowances. The provision for sales returns and allowances consists of our estimates of potential future product returns related to current period product revenue, and specific provisions for distributor, reseller, and retailer sales incentives (“allowances”) that are reductions in the revenue to be realized. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and allowances amounted to $125.9 million in 2001. The balance at December 31, 2001, of $32.6 million includes the estimate of potential future product returns amounting to $9.3 million and specific allowances for distributor, reseller, and retailer sales incentives amounting to $23.3 million.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(16)
2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(17)
3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	Restated Bylaws of the Registrant.(23)
3.3	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(18)
4.1	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(24)
4.3	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(24)
10.1	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)
10.4	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)

Exhibit
Number		Description

10.5		Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(12)
10	.6*	1997 Stock Incentive Plan, as Amended.(11)
10	.7*	Stock Option Plan for Outside Directors.(13)
10	.8*	2000 Nonstatutory Stock Option Plan.(21)
10	.9*	Change in control agreement between the Registrant and Peter Watkins dated May 11, 1999.(19)
10	.10*	Change in control agreement between the Registrant and William L. Larson dated May 11, 1999.(19)
10	.11*	Change in control agreement between the Registrant and Prabhat K. Goyal dated May 11, 1999.(19)
10	.12*	Change in control agreement between the Registrant and Zachary Nelson, dated May 11, 1999.(19)
10.13		Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.14		Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999.(20)
10.15		Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of July 20, 1999.(20)
10.16		Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.17		Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.18		Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999.(20)
10.19		Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of August 20, 1999.(20)
10	.20*	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10	.21*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001(26)
10	.22*	Agreement between the Registrant and William Larson, dated January 2, 2001.(21)
10.23		Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001.(21)
10	.24*	Agreement between the Registrant and Peter Watkins, dated December 26, 2000.(21)
10	.25*	Agreement between the Registrant and Zachary Nelson, dated January 1, 2001.(22)
10	.26*	Reseller agreements between the Registrant and McAfee.com, dated March 31, 2001.(22)
10	.27*	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(22)
10.28		1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(25)
10.29		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(25)
10.30		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(25)
10.31		Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(25)
10.32		Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(25)

Exhibit
Number		Description

10.33		Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(25)
10.34		Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.35		Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.36		Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.37		Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.38		Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.39		Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.40		Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.41		Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.42		Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(25)
10.43		Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(25)
10.44		Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(25)
10.45		Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(25)
10	.46*	Employment Agreement between Bakulesh A. Mehta and the Registrant, dated October 9, 2001(26)
10	.47*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001(26)
10	.48*	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001(26)
10	.49*	Employment Contract between Michele Fitzpatrick and the Registrant, dated September 26, 2001(26)
10	.50*	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001(26)
12.1		Calculation of Ratio of Earnings to Fixed Charges
23.1		Consent of PricewaterhouseCoopers LLP, independent accountants

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(12)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.

(13)	Incorporated by reference from the Registrant’s Registration Statement filed on Form S-8 filed with the Commission on December 2, 1997.

(14)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(15)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(16)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(17)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(18)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(20)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(21)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(22)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(23)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 6, 2001.

(24)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(25)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(26)	Incorporated by reference from the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with Commission on February 8, 2002.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.