Form 10-Q/A
period 2002-03-31
NETWORKS ASSOCIATES INC/
filed 2002-06-28
CIK 890801

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-20558

Networks Associates, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0316593
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3965 Freedom Circle	95054
Santa Clara, California	(Zip Code)
(Address of principal executive offices)

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

EXPLANATORY NOTE:

      THIS 10-Q/ A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 2 AND 3 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002 AND DECEMBER 31, 2001. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THE FORM 10-Q/ A IS AS OF MARCH 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

THIS DOCUMENT CONTAINS 48 PAGES.

THE EXHIBIT INDEX IS ON PAGE 45.

NETWORKS ASSOCIATES, INC.

FORM 10-Q/ A, March 31, 2002

i

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001

	(As Restated See	(As Restated See
	Note 2)	Note 2)

	(In thousands, except share and
	per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$688,580	$612,832
Short-term marketable securities	176,584	135,761
Accounts receivable, net	84,433	136,366
Prepaid expenses, income taxes and other current assets	49,320	54,959
Deferred taxes	118,958	142,869

Total current assets	1,117,875	1,082,787
Long-term marketable securities	213,038	194,357
Fixed assets, net	61,458	64,040
Land	4,414	4,414
Deferred taxes	101,584	84,399
Intangible assets, excluding goodwill, net	25,261	28,124
Goodwill, net	156,892	156,930
Other assets	19,271	18,853

Total assets	$1,699,793	$1,633,904

LIABILITIES
Current liabilities:
Accounts payable	$22,590	$26,368
Accrued liabilities	274,926	293,583
Deferred revenue	223,418	250,048
Current portion of convertible debt	236,611	—

Total current liabilities	757,545	569,999
Deferred taxes	18,050	20,445
Deferred revenue, less current portion	36,292	24,312
Convertible debt, less current portion	345,000	578,850
Other long term debt and liabilities	524	393

Total liabilities	1,157,411	1,193,999

Contingencies (Notes 9) Minority interest	20,597	17,311
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none at March 31, 2002 and December 31, 2001.	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued and Outstanding: 146,844,567 shares at March 31, 2002 and 140,699,222 shares at December 31, 2001.	1,468	1,406
Additional paid-in capital	829,391	742,315
Accumulated other comprehensive loss	(34,044)	(30,345)
Accumulated deficit	(275,030)	(290,782)

Total stockholders’ equity	521,785	422,594

Total liabilities, minority interest and stockholders’ equity	$1,699,793	$1,633,904

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

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March
	31,

	2002	2001

	(Unaudited)

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$15,752	$(47,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,700	23,962
Provision for (benefit from) doubtful accounts	730	(9,269)
Non cash interest expense on convertible notes	3,288	4,687
Gain on sale of assets and technology	(6,717)	—
Realized gain (loss) on investments	—	(3,876)
Impairment of strategic investments	—	5,000
Minority interest	1,417	(702)
Deferred taxes	4,250	(17,249)
Stock compensation charges	714	1,656
Change in fair value of derivative	164	—
Changes in assets and liabilities:
Accounts receivable	48,467	54,018
Prepaid expenses, taxes and other	4,459	974
Accounts payable and accrued liabilities	(22,698)	(21,307)
Deferred revenue	(8,474)	16,411

Net cash provided by operating activities	54,052	6,944

Cash flows from investing activities:
Purchase of marketable securities	(175,086)	(107,164)
Proceeds from sale of marketable securities	116,411	183,277
Purchase of fixed assets	(7,391)	(8,752)

Net cash provided by (used in) investing activities	(66,066)	67,361

Cash flows from financing activities:
Proceeds from issuance of stocks from option plan and stock purchase plans	88,293	4,682
Repurchase of common stock	—	(53,800)
Other	—	(548)

Net cash provided by (used in) financing activities	88,293	(49,666)

Effect of exchange rate fluctuations	(531)	(1,824)

Net increase in cash and cash equivalents	75,748	22,815
Cash and cash equivalents at beginning of period	612,832	275,539

Cash and cash equivalents at end of period	$688,580	$298,354

Non cash investing activities:
Unrealized loss on marketable investments	$(2,527)	$(8,013)

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

2. Restatement and Adoption of New Accounting Pronouncements:

      On April 25, 2002, the Company announced that it had discovered accounting inaccuracies in certain prior period financial statements requiring restatement of the financial statements for these periods. The Company conducted an internal investigation under the direction of the Audit Committee of its Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, the Company announced that the Audit Committee of its Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, the Company’s statement of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, the Company announced the restatement of its December 31, 2001 and March 31, 2002 balance sheets. The statements of operations and cash flows for the three months ended March 31, 2002 and 2001 were not impacted by this restatement.

      The Audit Committee’s investigation determined that inaccurate accounting entries were made in 2000, 1999 and 1998, which required restatement. In 2000, these entries (a) recorded payments to a distributor in a balance sheet tax liability account instead of reducing Net revenue, (b) reclassified amounts from a tax liability account to the general and administrative and marketing and sales liability accounts, understanding general and administrative and marketing and sales expenses, (c) recorded additions to sales return reserves as tax expense rather than as a reduction of Net revenue, (d) increased a tax liability account by reducing Net revenue and (e) adjusted the foreign currency accounts resulting in an overstatement of Net revenue and an understatement of Interest and other income. Additional entries had the effect of overstating Net revenue, overstating Operating costs and expenses, and understating Interest and other income. In the aggregate for 2000, the adjustments for these entries and related tax effects increased previously reported net loss by $21.2 million from $102.7 million to $123.9 million, and increased previously reported basic and diluted net loss by $0.16 per share.

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

      The following are reconciliations of the Company’s financial position from balance sheets previously filed to these restated balance sheets (in thousands, except per share data):

Balance Sheet as of March 31, 2002

		Cumulative
		Effect of
	As Previously	Prior Year
	Reported	Changes	As Restated

Cash and cash equivalents	$688,580	$—	$688,580
Short-term marketable securities	176,584	—	176,584
Accounts receivable, net	84,433	—	84,433
Prepaid expenses, income taxes and other current assets	49,320	—	49,320
Deferred taxes	118,958	—	118,958

Total current assets	1,117,875	—	1,117,875
Long-term marketable securities	213,038	—	213,038
Fixed assets, net	61,458	—	61,458
Land	4,414	—	4,414
Deferred taxes	94,812	6,772	101,584
Intangible assets, excluding goodwill, net	25,261	—	25,261
Goodwill, net	156,892	—	156,892
Other assets	19,271	—	19,271

Total assets	$1,693,021	$6,772	$1,699,793

Accounts payable	$22,590	$—	$22,590
Accrued liabilities	245,961	28,965	274,926
Deferred revenue	223,418	—	223,418
Current portion of convertible debt	236,611	—	236,611

Total current liabilities	728,580	28,965	757,545
Deferred taxes	18,050	—	18,050
Deferred revenue, less current portion	36,292	—	36,292
Convertible debt, less current portion	345,000	—	345,000
Other long term debt and liabilities	524	—	524

Total liabilities	1,128,446	28,965	1,157,411

Minority interest	20,597	—	20,597

Common stock	1,468	—	1,468
Additional paid-in capital	829,391	—	829,391
Accumulated other comprehensive loss	(34,044)	—	(34,044)
Accumulated deficit	(252,837)	(22,193)	(275,030)

Total stockholders’ equity	543,978	(22,193)	521,785

Total liabilities, minority interest and stockholders’ equity	$1,693,021	$6,772	$1,699,793

Balance Sheet as of December 31, 2001

		Cumulative
		Effect of
	As Previously	Prior Year
	Reported	Changes	As Restated

Cash and cash equivalents	$612,832	$—	$612,832
Short-term marketable securities	135,761	—	135,761
Accounts receivable, net	136,366	—	136,366
Prepaid expenses, income taxes and other current assets	54,959	—	54,959
Deferred taxes	142,869	—	142,869

Total current assets	1,082,787	—	1,082,787
Long-term marketable securities	194,357	—	194,357
Fixed assets, net	64,040	—	64,040
Land	4,414	—	4,414
Deferred taxes	77,627	6,772	84,399
Intangible assets, excluding goodwill, net	28,124	—	28,124
Goodwill, net	156,930	—	156,930
Other assets	18,853	—	18,853

Total assets	$1,627,132	$6,772	$1,633,904

Accounts payable	$26,368	$—	$26,368
Accrued liabilities	264,618	28,965	293,583
Deferred revenue	250,048		250,048

Total current liabilities	541,034	28,965	569,999
Deferred taxes	20,445	—	20,445
Deferred revenue, less current portion	24,312	—	24,312
Convertible debt	578,850	—	578,850
Other long term debt and liabilities	393	—	393

Total liabilities	1,165,034	28,965	1,193,999

Minority interest	17,311	—	17,311

Common stock	1,406	—	1,406
Additional paid-in capital	742,315	—	742,315
Accumulated other comprehensive loss	(30,345)	—	(30,345)
Accumulated deficit	(268,589)	(22,193)	(290,782)

Total stockholders’ equity	444,787	(22,193)	422,594

Total liabilities, minority interest and stockholders’ equity	$1,627,132	$6,772	$1,633,904

3. Business Segment Information

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

	Three Months Ended
	March 31,

	2002	2001

Net revenue by segment:
United States	$101,961	$89,185
Europe	67,461	33,505
Japan	11,712	5,135
Canada	10,871	6,182
Asia-Pacific (excluding Japan)	6,575	4,571
Latin America	3,368	4,498

Infrastructure net revenue	201,948	143,076
McAfee.com net revenue	18,764	12,816

Net revenue	$220,712	$155,892

Income (loss) from operations by segment:
United States	$10,438	$(3,828)
Europe	27,574	328
Japan	3,273	(3,915)
Canada	5,450	810
Asia-Pacific (excluding Japan)	(162)	(568)
Latin America	(140)	1,090
Corporate	(38,778)	(51,064)

Infrastructure operating income (loss)	7,655	(57,147)
McAfee.com operating income (loss)	5,228	(2,718)

Income (loss) from operations	$12,883	$(59,865)

      Revenue information on a product and service basis is as follows for the three months ended March 31 (in thousands):

	2002	2001

Software licenses	$111,137	$48,199
Maintenance	56,918	42,113
Hardware	17,019	34,088
Retail	8,787	8,200
Consulting	9,073	8,356
Training	3,707	4,572
Hosting arrangements	11,764	8,350
Other	2,307	2,014

Total	$220,712	$155,892

4.     Sale of Net Assets and Technology

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

5.     Restructuring

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

      The following table sets forth the Company’s restructuring accrual established in February 2002 and the activity against the accrual during the three months ended March 31, 2002 (in thousands):

	Other	Severance
	Costs	and Benefits	Total

Balance, February 2002	$190	$926	$1,116
Paid out	(90)	(470)	(560)

Balance, March 31, 2002	$100	$456	$556

      The remaining balance is expected to be paid out during the second quarter of 2002.

6.     Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” During the three months ended March 31, 2002, the Company adopted EITF 01-09. As a result, the Company reclassed a total amount of $14.7 million from marketing and sales expense to revenue for the first quarter of 2001.

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

7.     Goodwill and Other Intangible Assets

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

      The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the income statement for the three months ended March 31, 2001 (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Reported net income (loss)	$15,752	$(47,361)
Goodwill amortization	—	10,721

Adjusted net income	$15,752	$(36,640)

Basic net income (loss) per share	$0.11	$(0.35)
Goodwill amortization	—	0.08

Adjusted basic net income per share	$0.11	$(0.27)

Diluted net income (loss) per share	$0.10	$(0.35)
Goodwill amortization	—	0.08

Adjusted diluted net income per share	$0.10	$(0.27)

      Goodwill information is as follows (in thousands):

				Effects of
	January 1,	Goodwill		Foreign Currency	March 31,
	2002	Acquired	Adjustments	Exchange	2002

Goodwill	$156,930	$	$—	$(38)	$156,892

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

	March 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangible assets:
Purchased technologies	$43,522	$(40,435)	$3,087	$43,954	$(40,050)	$3,904
Trademarks, patents and other intangibles	48,351	(26,177)	22,174	48,351	(24,131)	24,220

	$91,873	$(66,612)	$25,261	$92,305	$(64,181)	$28,124

      The aggregate amortization expenses for the intangible assets listed above totaled $3.5 million and $2.9 million for the three months ended March 31, 2001 and 2002, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2002	$7,474
2003	6,862
2004	5,184
2005	3,801
2006	1,735
Thereafter	205

$25,261

8.     Net Income (Loss) Per Share

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

10.     Stock-Based Compensation

      The Company has recorded stock-based compensation charges of $0.7 million and $1.7 million in the three months ended March 31, 2002 and 2001, respectively. These charges are made up of the following (in thousands):

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

11.     Subsequent Events

      On April 25, 2002, the Company announced its discovery of accounting inaccuracies in its prior financial statements, requiring the restatement of certain financials. The Company conducted an internal investigation under the direction of the Audit Committee of its Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, the Company announced that the Audit Committee of its Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, the Company’s statement of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, the Company announced the restatement of its December 31, 2001 and March 31, 2002 balance sheets. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.)

      On March 18, 2002, the Company announced its plans to commence an exchange offer for all outstanding publicly held shares of McAfee.com Class A common stock. The offer was a tax-free exchange of each outstanding shares of McAfee.com Class A common stock for 0.675 shares of the Company’s common stock. On April 25, 2002, the Company withdrew its exchange offer to acquire the Class A common stock of McAfee.com Corporation in light of the restatement discussed above.

      On May 1, 2002, the Company redeemed outstanding zero coupon convertible subordinated debentures due 2018 with an aggregate face amount of $40.0 million for approximately $18.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This 10-Q/ A is being filed for the purpose of amending and restating Items 1, 2 and 3 of Part I of Form 10-Q to reflect the restatement of our Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001. We have made no further changes to the previously filed Form 10-Q. All information in this Form 10-Q/ A is as of March 31, 2002 and does not reflect any subsequent information or events other than the restatement.

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

      Some of the statements contained in this Report on Form 10-Q/ A are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-Q/ A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q/ A are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. In some instances, we have also indicated forward-looking statements with an asterisk (*). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include, but not limited to, those discussed in “Risk Factors” and elsewhere in this Report on Form 10-Q/ A.

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

Results Of Operations, as restated

      You should read the following discussion in conjunction with the restated condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 and the related notes of Networks Associates appearing elsewhere in this Form 10-Q/ A.

      On April 25, 2002, we announced that we had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of the Audit Committee of our Board of Directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, we announced that the Audit Committee of our Board of Directors had completed its internal accounting investigation. As a result of the internal accounting investigation, our statement of operations, cash flows and stockholders’ equity for the years ended December 31, 2000, 1999 and 1998 and the balance sheets as of December 31, 2000, 1999 and 1998 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, we announced the restatement of our December 31, 2001 and March 31, 2002 balance sheets. The statements of operations and cash flows for the three months ended March 31, 2002 and 2001 were not impacted by this restatement.

      The Audit Committee’s investigation determined that inaccurate accounting entries were made in 2000, 1999 and 1998, which required restatement. In 2000, these entries (a) recorded payments to a distributor in a balance sheet tax liability account instead of reducing Net revenue, (b) reclassified amounts from a tax liability account to the general and administrative and marketing and sales liability accounts, understanding general and administrative and marketing and sales expenses, (c) recorded additions to sales return reserves as tax expense rather than as a reduction of Net revenue, (d) increased a tax liability account by reducing Net revenue and (e) adjusted the foreign currency accounts resulting in an overstatement of Net revenue and an understatement of Interest and other income. Additional entries had the effect of overstating Net revenue, overstating Operating costs and expenses, and understating Interest and other income. In the aggregate for 2000, the adjustments for these entries and related tax effects increased previously reported net loss by $21.2 million from $102.7 million to $123.9 million, and increased previously reported basic and diluted net loss by $0.16 per share.

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

      A summary of the impact of the inaccurate accounting entries on our previously issued condensed consolidated balance sheets for March 31, 2002 and December 31, 2001 is presented in Note 2 to the Notes to Condensed Consolidated Financial Statements.

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

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 30 of this document.

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

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 30 of this document.

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

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 30 of this document.

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

      Restructuring Charge. As part of the plan to integrate certain activities of our PGP product group into our McAfee Security and Sniffer Technologies product groups and to dispose of other product lines, we sold our Gauntlet business and discontinued other product lines during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded during the first quarter of 2002. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 30 of this document.

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

      Provision for Income Taxes. Our consolidated effective tax rate on the income for the three months ended March 31, 2002 was 8% due to the inclusion of McAfee.com’s earnings and provision for income tax at a lower effective rate. Our income tax benefit was $10.4 million for the three months ended March 31, 2001, which was attributable to the net benefit of operating losses generated in various taxing jurisdictions.

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

Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” During the quarter ended March 31, 2002, we adopted EITF 01-09. As a result, we reclassed a total charge of $14.7 million from marketing and sales expense to revenue for the first quarter of 2001.

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

      Net cash provided by operating activities in the three months ended March 31, 2002 resulted primarily from net income before non-cash charges and minority interest. Non-cash charges primarily include depreciation, amortization and interest expense on convertible notes, offset by the gain on sale of assets and technology. After excluding the effects of non-cash charges and minority interest, our net income was approximately $28.0 million for the three months ended March 31, 2002. Additional cash was generated from a decrease of $48.5 million in our accounts receivable balance. This cash increase was slightly offset by a decrease in our accounts payable and accrued liabilities of $22.7 million and deferred revenue of $8.5 million during the three months ended March 31, 2002.

      Net cash provided by operating activities in the three months ended March 31, 2001 resulted primarily from collections of accounts receivable and an increase in our deferred revenue. These cash inflows were partially offset by a net loss before non-cash charges and payments made on accounts payable and other accrued liabilities.

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

      In February 2003, we may be required to use a significant portion of our cash balances to redeem outstanding zero coupon convertible subordinated debentures.* Assuming that as of February 13, 2003, all zero coupon debentures outstanding as of March 31, 2002 are redeemed, the aggregate redemption price would equal approximately $246.5 million. If and when appropriate opportunities present themselves, we may use a portion of our cash balances to buy back outstanding debentures prior to their maturity.*

      We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.*

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 30 of this document.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

      Our market risks at March 31, 2002 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission, except for the collar financial instrument used as a hedge of Secure Computing available for sale securities under SFAS No. 133. See also Note 4, “Gain on Sale of Assets and Technology,” in the Notes to Condensed Consolidated Financial Statements of Part I and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

     Our Financial Results Will Likely Fluctuate.

      We were not profitable in 2001, 2000 and 1999. In 2001, we had a net loss of $100.7 million compared to a net loss of $123.9 million in 2000 and a net loss of $156.9 million in 1999. For the three months ended March 31, 2002 and 2001, we had net income of $15.8 million on net revenue of $220.7 million and net loss of $47.4 million on net revenue of $155.9 million, respectively.

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

     Operational Factors.

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from quarter to quarter include:

•	volume, size and timing of new licenses and renewals of existing licenses;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and whether those products are sold directly by us or indirectly through distributors and whether, in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	costs or charges related to our acquisitions or dispositions, including our recent disposition of the Gauntlet firewall and PGP desktop and wireless encryption product lines;

•	the components of our revenue that are deferred, particularly that portion attributable to our ASP/ MSP subscription model; and

•	stock-based compensation charges and costs related to extraordinary events, including litigation and any reductions in force.

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

      In addition to the foregoing, the restatement of prior financial statements may lead to new litigation, may expand the claims and the class periods in pending litigation, and may increase the cost of defending or resolving current litigation. We are aware that the plaintiffs in the securities class action pending against us and our former officers have announced that they intend to file an amended complaint for federal securities claims related to the accounting inaccuracies and intend to expand the class period relating to such claims.

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

We Face A Number Of Risks Related To Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 38% to 43% of our net revenue in any quarter. Our largest distributor, Ingram Micro, accounted for approximately 27% and 24% of net revenue during the three months ended March 31, 2002 and 2001, respectively.

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

NETWORKS ASSOCIATES, INC.

FORM 10-Q, March 31, 2002

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings:

      Information with respect to this item is incorporated by reference to Note 9 of the Notes to the Condensed Consolidated Financial Statements included herein on page 12 of this Report on Form 10-Q/A.

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

FORM 10-Q/ A, March 31, 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

Date: June 28, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(16)
2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(17)
3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	Restated Bylaws of the Registrant.(23)
3.3	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(18)
4.1	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(24)
4.3	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(24)
10.1	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)

Exhibit
Number		Description

10.4		Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.5		Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(12)
10.6	*	1997 Stock Incentive Plan, as Amended.(11)
10.7	*	Stock Option Plan for Outside Directors.(13)
10.8	*	2000 Nonstatutory Stock Option Plan.(21)
10.9	*	Change in control agreement between the Registrant and Peter Watkins dated May 11, 1999.(19)
10.10	*	Change in control agreement between the Registrant and William L. Larson dated May 11, 1999.(19)
10.11	*	Change in control agreement between the Registrant and Prabhat K. Goyal dated May 11, 1999.(19)
10.12	*	Change in control agreement between the Registrant and Zachary Nelson, dated May 11, 1999.(19)
10.13		Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.14		Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999.(20)
10.15		Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of July 20, 1999.(20)
10.16		Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.17		Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.18		Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999.(20)
10.19		Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of August 20, 1999.(20)
10.20	*	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.21	*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(26)
10.22	*	Agreement between the Registrant and William Larson, dated January 2, 2001.(21)
10.23		Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001.(21)
10.24	*	Agreement between the Registrant and Peter Watkins, dated December 26, 2000.(21)
10.25	*	Agreement between the Registrant and Zachary Nelson, dated January 1, 2001.(22)
10.26	*	Reseller agreements between the Registrant and McAfee.com, dated March 31, 2001.(22)
10.27	*	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(22)
10.28		1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(25)
10.29		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(25)
10.30		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(25)
10.31		Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(25)
10.32		Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(25)

Exhibit
Number		Description

10.33		Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(25)
10.34		Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.35		Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.36		Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.37		Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.38		Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.39		Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.40		Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.41		Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.42		Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(25)
10.43		Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(25)
10.44		Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(25)
10.45		Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(25)
10.46	*	Employment Agreement between Bakulesh A. Mehta and the Registrant, dated October 9, 2001.(26)
10.47	*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(26)
10.48	*	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001.(26)
10.49	*	Employment Contract between Michele Fitzpatrick and the Registrant, dated September 26, 2001.(26)
10.50	*	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(26)
12.1		Calculation of Ratio of Earnings to Fixed Charges

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(12)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.

(13)	Incorporated by reference from the Registrant’s Registration Statement filed on Form S-8 filed with the Commission on December 2, 1997.

(14)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(15)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(16)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(17)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(18)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(20)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(21)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(22)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(23)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 6, 2001.

(24)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(25)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(26)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.