Form 10-Q
period 2002-06-30
NETWORKS ASSOCIATES INC/
filed 2002-08-13
CIK 890801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑       No ☐

      147,724,216 shares of the registrant’s common stock, $0.01 par value, were outstanding as of June 30, 2002.

THIS DOCUMENT CONTAINS 54 PAGES.

THE EXHIBIT INDEX IS ON PAGE 51.

NETWORKS ASSOCIATES, INC.

FORM 10-Q, June 30, 2002

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

		(As Restated
		See Note 2)

	(In thousands, except share
	and per share data)
	(Unadited)
ASSETS
Current assets:
Cash and cash equivalents	$733,409	$612,832
Short-term marketable securities	194,970	135,761
Accounts receivable, net	101,521	136,366
Prepaid expenses, income taxes and other current assets	53,796	54,959
Deferred taxes	120,280	142,869

Total current assets	1,203,976	1,082,787
Long-term marketable securities	174,424	194,357
Fixed assets, net	65,961	64,040
Land	4,414	4,414
Deferred taxes	101,743	84,399
Intangible assets, excluding goodwill, net	23,551	28,124
Goodwill, net	157,398	156,930
Other assets	18,291	18,853

Total assets	$1,749,758	$1,633,904

LIABILITIES
Current liabilities:
Accounts payable	$18,797	$26,368
Accrued liabilities	292,756	293,583
Deferred revenue	244,554	250,048
Current portion of convertible debt	___220,273	—

Total current liabilities	776,380	569,999
Deferred taxes	16,933	20,445
Deferred revenue, less current portion	32,089	24,312
Convertible debt, less current portion	345,000	578,850
Other long term debt and liabilities	420	393

Total liabilities	1,170,822	1,193,999

Contingencies (Note 10)
Minority interest	21,424	17,311
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none at June 30, 2002 and December 31, 2001.	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued and Outstanding: 147,724,216 shares at June 30, 2002 and 140,699,222 shares at December 31, 2001.	1,477	1,406
Additional paid-in capital	834,786	742,315
Accumulated other comprehensive loss	(24,922)	(30,345)
Accumulated deficit	(253,829)	(290,782)

Total stockholders’ equity	557,512	422,594

Total liabilities, minority interest and stockholders’ equity	$1,749,758	$1,633,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per share data)
	(Unaudited)
Net revenue:
Product	$149,601	$132,368	$288,851	$224,869
Services and support	83,358	60,449	164,820	123,840

Total net revenue	232,959	192,817	453,671	348,709

Cost of net revenue:
Product	24,934	25,421	50,223	48,881
Services and support	14,851	14,488	30,198	28,011

Total cost of net revenue	39,785	39,909	80,421	76,892

Operating costs and expenses:
Research and development(1)	33,452	34,886	68,057	74,859
Marketing and sales(2)	106,726	102,427	209,200	203,244
General and administrative(3)	25,053	24,446	50,469	55,854
Provision for (recovery from) doubtful accounts	(1,087)	2,437	(357)	(6,832)
Amortization of intangibles	2,515	16,672	5,367	32,517
Restructuring charge	—	—	1,116	—

Total operating costs and expenses	166,659	180,868	333,852	359,642

Income (loss) from operations	26,515	(27,960)	39,398	(87,825)
Interest and other income	7,637	7,903	14,299	18,945
Interest expense	(7,899)	(4,735)	(15,589)	(9,415)
Gain on sale of assets and technology	—	—	6,717	—
Write-down of strategic and other investments	—	(13,138)	—	(18,138)

Income (loss) before provision for income tax, minority interest and extraordinary item	26,253	(37,930)	44,825	(96,433)
Provision for (benefit from) income taxes	3,242	(732)	4,645	(11,172)

Income (loss) before minority interest and extraordinary item	23,011	(37,198)	40,180	(85,261)
Minority interest in loss (income) of consolidated subsidiaries	(1,779)	19	(3,196)	721

Income (loss) before extraordinary item	21,232	(37,179)	36,984	(84,540)
Extraordinary item — loss on repurchase of debt, net of taxes	(31)	—	(31)	—

Net income (loss)	$21,201	$(37,179)	$36,953	$(84,540)

Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	175	8,308	(2,352)	295
Foreign currency translation gain	8,947	397	7,775	81

Comprehensive income (loss)	$30,323	$(28,474)	$42,376	$(84,164)

Basic net income (loss) per share:
Income (loss) before extraordinary item	$0.14	$(0.27)	$0.25	$(0.62)
Extraordinary item — loss on repurchase of debt, net of taxes	—	—	—	—

Net income (loss)	$0.14	$(0.27)	$0.25	$(0.62)

Shares used in per share calculation — basic	147,222	136,879	145,829	137,010

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$0.14	$(0.27)	$0.24	$(0.62)
Extraordinary item — loss on repurchase of debt, net of taxes	—	—	—	—

Net income (loss)	$0.14	$(0.27)	$0.24	$(0.62)

Shares used in per share calculation — diluted	154,747	136,879	154,791	137,010

(1)	Includes stock-based compensation charges (credits) of ($1,233) and $107 for the three months ended June 30, 2002 and 2001, respectively, and ($1,115) and $198 for the six months ended June 30, 2002 and 2001, respectively.

(2)	Includes stock-based compensation charges (credits) of ($1,312) and $169 for the three months ended June 30, 2002 and 2001, respectively, and ($1,137) and $313 for the six months ended June 30, 2002 and 2001, respectively.

(3)	Includes stock-based compensation charges (credits) of ($1,316) and $931 for the three months ended June 30, 2002 and 2001, respectively, and ($895) and $2,352 for the six months ended June 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2001

	(in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$36,953	$(84,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,376	48,684
Recovery from doubtful accounts	(357)	(6,832)
Non cash interest expense on convertible notes	6,579	9,422
Extraordinary item — loss on repurchase of debt, net of tax	31	—
Gain on sale of assets and technology	(6,717)	—
Realized gain on investments	—	(3,876)
Impairment of strategic investments	—	18,138
Minority interest	3,196	(721)
Deferred taxes	2,451	(17,657)
Stock compensation charges	(3,147)	2,863
Change in fair value of derivative, net	179	—
Changes in assets and liabilities:
Accounts receivable	37,544	42,368
Prepaid expenses, taxes and other	2,994	7,938
Accounts payable and accrued liabilities	(9,421)	(23,120)
Deferred revenue	(2,025)	38,367

Net cash provided by operating activities	92,636	31,034

Cash flows from investing activities:
Purchase of marketable securities	(301,109)	(300,052)
Proceeds from sale of marketable securities	270,295	421,698
Purchase of technology	(807)	—
Purchase of shares of Network Associates Japan	—	(10,655)
Purchase of fixed assets	(21,313)	(13,435)

Net cash provided by (used in) investing activities	(52,934)	97,556

Cash flows from financing activities:
Proceeds from issuance of stocks from option plan and stock purchase plans	96,622	8,842
Repurchase of common stock	—	(53,800)
Repurchase of zero coupon convertible debentures	(18,800)	—
Change in minority interest and other	—	(779)

Net cash provided by (used in) financing activities	77,822	(45,737)

Effect of exchange rate fluctuations	3,053	(5)

Net increase in cash and cash equivalents	120,577	82,848
Cash and cash equivalents at beginning of period	612,832	275,539

Cash and cash equivalents at end of period	$733,409	$358,387

Non cash investing activities:
Unrealized loss on marketable investments	$(2,352)	$295

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

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/ A filed with the Securities and Exchange Commission on June 28, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements as of and for the year ended December 31, 2001, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Certain reclassifications have been made to the 2001 unaudited condensed financial statements and related notes to conform to the 2002 presentation.

2.     Restatement

      The Company restated its balance sheet as of December 31, 2001. The restatement is further discussed in Note 3 of the Notes to the Consolidated Financial Statements on Form 10-K/ A for the year ended December 31, 2001, filed with the Securities and Exchange Commission on June 28, 2002.

3.     Business Segment Information

      The Company has concluded that it has two businesses, consisting of the Infrastructure business (“Infrastructure”) and McAfee.com. The Infrastructure business markets and sells computer security, management and availability software and hardware for corporate and government users. McAfee.com markets and sells PC security and management software on the Internet to consumers and small to medium-sized businesses. Management measures profitability based on these two businesses; however, within the Infrastructure business the Company’s operating segments are defined by six geographic regions. The segments are evidence of the operating structure of the Company’s internal organization. The Company operates in one industry: computer security, management and availability software, hardware and related services for, primarily, corporate and government users.

      The Infrastructure business markets and sells, through its geographic segments, anti-virus and security software, hardware and services; network management software, hardware and services; and help desk software and services. These products and services are marketed and sold worldwide through a direct sales force to corporate and government users, as well as through resellers, distributors, systems integrators and retailers. In addition, the Infrastructure business includes managed security and availability applications to corporations and governments on the Internet.

      McAfee.com is an application service provider targeted at consumers and small to medium-sized businesses. The McAfee.com web site provides a suite of online products and services personalized for the user based on the user’s PC configuration, attached peripherals and resident software.

      Following is the summary of the Company’s revenue and income (loss) from operations by business and by geographic segment. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses; corporate marketing expenses of $8.5 million and $6.5 million for the three months ended June 30, 2002 and 2001 respectively, and $19.1 million and $22.6 million for the six months ended June 30, 2002 and 2001, respectively; amortization of intangibles; stock-based compensation charges; and restructuring costs. These corporate expenses are not considered attributable to any specific geographic segment. Summarized financial information concerning the Company’s net revenue and income (loss) from operations by business and by geographic segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenue by segment:
United States	$124,957	$107,062	$226,918	$196,247
Europe	60,441	53,055	127,902	86,560
Japan	9,053	1,179	20,765	6,314
Canada	5,544	6,024	16,415	12,206
Asia-Pacific (excluding Japan)	7,147	6,744	13,722	11,315
Latin America	5,120	4,344	8,488	8,842

Infrastructure net revenue	212,262	178,408	414,210	321,484
McAfee.com net revenue	20,697	14,409	39,461	27,225

Net revenue	$232,959	$192,817	$453,671	$348,709

Income (loss) from operations by segment:
United States	$26,787	$3,306	$37,225	$(522)
Europe	20,212	18,650	47,786	18,978
Japan	1,410	(6,393)	4,683	(10,308)
Canada	1,221	1,936	6,671	2,746
Asia-Pacific (excluding Japan)	(817)	1,125	(979)	557
Latin America	857	766	717	1,856
Corporate	(29,355)	(46,711)	(68,133)	(97,775)

Infrastructure operating income (loss)	20,315	(27,321)	27,970	(84,468)
McAfee.com operating income (loss)	6,200	(639)	11,428	(3,357)

Income (loss) from operations	$26,515	$(27,960)	$39,398	$(87,825)

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Software licenses	$114,751	$86,004	$225,889	$132,246
Maintenance	57,505	35,733	114,423	77,846
Hardware	21,618	21,344	38,637	53,106
Retail	8,179	22,977	16,966	35,731
Consulting	9,872	9,820	18,944	18,176
Training	3,221	4,386	6,929	8,958
Hosting arrangements	12,760	10,510	24,524	18,860
Other	5,053	2,043	7,359	3,786

Total	$232,959	$192,817	$453,671	$348,709

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

      In March 2002, the Company purchased a one-year collar consisting of 300,354 purchased puts options with a strike price of $17.31 and the same number of written calls options with a strike price of $22.04. Underlying both the put and call options are the Secure Computing shares. The Company designated the purchased collar as a fair value hedge of the Secure Computing available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” At the inception of the hedge, the Company assessed that the collar is highly effective based upon expected changes in the collar’s intrinsic value. On an ongoing basis, changes in the fair value of Secure Computing shares within the collar’s range of $17.31 and $22.04 are recorded as part of accumulated other comprehensive income within stockholders’ equity. Changes in the fair value of Secure Computing’s shares outside of the collar range of $17.31 and $22.04 are recorded immediately in earnings. Changes in the fair value of the collar are measured using an option pricing model and are also recorded immediately in earnings. As of June 30, 2002, the fair value of Secure Computing’s shares were outside of the collar range. During the three and six months ended June 30, 2002, the Company recognized a loss of $15,000 and $179,000, respectively, in the earnings relating to the change in fair value of the collar, net of changes of fair value of the Secure Computing shares outside of the collar range.

5.     Restructuring

      As part of the plan to integrate certain activities of the Company’s PGP product group into its McAfee Security and Sniffer Technologies product group and to dispose of other product lines, the Company sold its Gauntlet business and discontinued other product lines during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded during the first quarter of 2002. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

      The following table sets forth the Company’s restructuring accrual established in February 2002 and the activity against the accrual during the six months ended June 30, 2002 (in thousands):

		Severance
	Other Costs	and Benefits	Total

Balance, February 2002	$190	$926	$1,116
Paid out	(190)	(926)	(1,116)

Balance, June 30, 2002	$—	$—	$—

6.     Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” During the three months ended March 31, 2002, the Company adopted EITF 01-09. As a result, the Company reclassed $3.4 million and $18.1 million from marketing and sales expense to revenue for the three and six months ended June 30, 2001, respectively.

      In November 2001, the Financial Accounting Standards Board (“FASB”) discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. During the quarter ended March 31, 2002, the Company adopted EITF 01-14. As a result, the Company reclassed a total amount of $0.3 million and $0.6 million from cost of revenue to revenue for the three and six months ended June 30, 2001, respectively.

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

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of SFAS 146 on its financial statements.

      In April of 2001, the EITF issued EITF Issue No. 01-03 “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree.” EITF Issue No. 01-03 addresses whether an acquiring entity should recognize a liability for deferred revenue recorded by the acquiree when the business combination is initially recorded and, if so, how the amount assigned to that liability should be measured and presented in the acquiring entity’s financial statements. In March 2002, the Task Force reached a consensus that the acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to the customer(s) (a legal performance obligation) and the amount assigned to the liability should be based on its fair value at the date of the acquisition. The Company is currently assessing the impact of EITF 01-03 on its financial statements.

7.     Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. During the three months ended March 31, 2002, the Company adopted SFAS 142 and has ceased to amortize approximately $156.9 million of goodwill. In lieu of amortization, the Company performed an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review performed by the Company involves a two-step process as follows:

•	Step 1 — The Company compares the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

      The Company performed Step 1 of the goodwill impairment analysis required by SFAS 142 as of January 1, 2002 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts.

      Goodwill information is as follows (in thousands):

		Goodwill		Effects of Foreign
	January 1, 2002	Acquired	Adjustments	Currency Exchange	June 30, 2002

United States	$73,549	$—	$—	$—	$73,549
Europe	$36,320	$—	$—	$127	$36,447
Japan	$13,640	$—	$—	$—	$13,640
Canada	$5,287	$—	$—	$—	$5,287
Asia-Pacific (excluding Japan)	$3,439	$—	$—	$—	$3,439
Latin America	$3,005	$—	$—	$—	$3,005

Infrastructure	$135,240	$—	$—	$127	$135,367
McAfee.com	$21,690	$—	$—	$341	$22,031

Total	$156,930	$—	$—	$468	$157,398

      The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the income statement for the three and six months ended June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income (loss)	$21,201	$(37,179)	$36,953	$(84,540)
Goodwill amortization	—	13,253	—	23,974

Adjusted net income (loss)	$21,201	$(23,926)	$36,953	$(60,566)

Basic net income (loss) per share	$0.14	$(0.27)	$0.25	$(0.62)
Goodwill amortization	—	0.10	—	0.18

Adjusted basic net income per share	$0.14	$(0.17)	$0.25	$(0.44)

Diluted net income (loss) per share	$0.14	$(0.27)	$0.24	$(0.62)
Goodwill amortization	—	0.10	—	0.18

Adjusted diluted net income per share	$0.14	$(0.17)	$0.24	$(0.44)

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

		June 30, 2002
		Accumulated			December 31, 2001
		Amortization			Accumulated
		(Including effects			Amortization
	Gross	of foreign	Net	Gross	(Including effects	Net
	Carrying	currency	Carrying	Carrying	of foreign	Carrying
	Amount	exchange)	Amount	Amount	currency exchange)	Amount

Other Intangible assets:
Purchased technologies	$45,917	$(42,432)	$3,485	$43,954	$(40,050)	$3,904
Trademarks, patents and other intangibles	48,351	(28,285)	20,066	48,351	(24,131)	24,220

	$94,268	$(70,717)	$23,551	$92,305	$(64,181)	$28,124

      The aggregate amortization expenses for the intangible assets listed above totaled $2.5 million and $4.1 million for the three months ended June 30, 2002 and 2001, respectively, and $5.4 million and $7.3 million for the six months ended June 30, 2002 and 2001, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2002	$5,213
2003	7,272
2004	5,303
2005	3,812
2006	1,745
Thereafter	206

$23,551

8.     Convertible Debt

      Convertible debt comprises the following amounts (in thousands):

	June 30, 2002	December 31, 2001

Zero Coupon Convertible Subordinated Debentures due 2018
Face Value	$458,500	$498,500
Unamortized Discount	(238,227)	(264,650)

Carrying Value	220,273	233,850

5.25% Convertible Subordinated Notes due 2006
Face Value	345,000	345,000
Unamortized Discount	—	—

Carrying Value	345,000	345,000

Total convertible debt	$565,273	$578,850

     Zero Coupon Convertible Debentures due 2018

      On February 13, 1998, the Company completed a private placement of zero coupon convertible subordinated debentures due in 2018 (the “Debentures”). The Debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to the Company of approximately $337.6 million. The initial price to the public for the debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the Debentures of 4.75% (on a semi-annual bond equivalent basis).

      The Debentures are convertible into common stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $45.80 per share. The Debentures are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the related indenture) and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. The Debentures may be redeemed for cash at the option of the Company beginning on February 13, 2003. At the option of the holder, the Company must purchase the Debentures on February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices (to be paid in cash or common stock or any combination thereof, at the election of the Company and subject to certain conditions) equal to the initial issue price plus the accretion of the discount on the Debentures to such dates. The Debentures may also be redeemed at the option of the holder if there is a Fundamental Change (as defined in the related indenture) at a price equal to the issue price plus the accretion of the discount on the debenture to the date of redemption, subject to adjustment. The accretion of the discount on the Debentures is calculated using the effective interest method.

      During the six months ended June 30, 2002, the Company repurchased Debentures, which had an aggregate face amount at maturity of $40.0 million, at a net price of $18.8 million, which was financed from the Company’s investment portfolio. In connection with the repurchase, the Company recognized an extraordinary loss of approximately $31,000, net of taxes.

      As of June 30, 2002, the Company’s aggregate cash, cash equivalents and marketable securities were approximately $1,102.8 million, including $117.4 million held by McAfee.com. Assuming that as of February 13, 2003 all Debentures outstanding as of June 30, 2002 are redeemed, the aggregate redemption price would equal approximately $226.7 million (see Note 12 to these Notes to the Condensed Consolidated Financial Statements).

     5.25% Convertible Subordinated Note due 2006

      On August 17, 2001, the Company issued 5.25% convertible subordinated notes due 2006 (the “Notes”) with an aggregate principal amount of $345.0 million. The issuance generated net proceeds (after deducting fees and expenses) of approximately $335.1 million. The amortization of the issuance costs related to the

Notes is calculated using the effective interest method. The Notes mature on August 15, 2006, unless earlier redeemed by the Company at its option or converted at the holder’s option. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, Notes may be converted into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes may also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related indenture). The Company may redeem all or a portion of the Notes for cash at any time on or after August 20, 2004 at a redemption price of 101.3125% of the principal amount, between August 20, 2004 and August 14, 2005 and 100.0% of the principal amount after August 14, 2005. The Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the related indenture), and are pari passu with respect to the Debentures.

      Aggregate maturities of the value of the long-term debt outstanding at June 30, 2002 are as follows (in thousands):

5.25%
	Zero Coupon	Convertible
	Convertible	Subordinated
	Debentures	Notes due
	due 2018(1)	2006(2)	Total

2002	$—	$—	$—
2003	226,689	—	226,689
2004	—	—	—
2005	—	—	—
2006	—	345,000	345,000
2007 and thereafter	—	—	—

	$226,689	$345,000	$571,689

(1)	In February 2003, the Company may be required to use a significant portion of its cash balance to redeem its outstanding Debentures. The redemption value corresponds to the aggregate face value outstanding of $458.5 million less the related unamortized discount of $231.8 million on February 13, 2003.

(2)	In 2002, 2003, 2004, 2005 and 2006, the Company must make interest payments of $18.1 million.

9.     Net Income (Loss) Per Share

      A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator — Basic
Income (loss) before extraordinary item	$21,232	$(37,179)	$36,984	$(85,540)
Extraordinary item — loss on repurchase of debt, net of taxes	(31)	—	(31)	—

Net income (loss)	$21,201	$(37,179)	$36,953	$(85,540)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator — Diluted
Income (loss) before extraordinary item	$21,232	$(37,179)	$36,984	$(85,540)
Interest on convertible debentures(1)	—	—	—	—

Income (loss) before extraordinary item, adjusted	21,232	(37,179)	36,984	(85,540)
Extraordinary item — loss on repurchase of debt, net of taxes	(31)	—	(31)	—

Net income (loss), adjusted	$21,201	$(37,179)	$36,953	$(85,540)

Denominator — Basic
Weighted average shares of common stock outstanding	147,422	137,229	146,029	137,360
Less: weighted average shares of common stock subject to repurchase	(200)	(350)	(200)	(350)

Basic weighted average common shares outstanding	147,222	136,879	145,829	137,010

Denominator — Diluted
Basic weighted average common shares outstanding	147,222	136,879	145,829	137,010
Effective of dilutive securities:
Common stock options and shares subject to repurchase(2)	7,339	—	8,769	—
Warrants(3)	186	—	193	—

Diluted weighted average shares	154,747	136,879	154,791	137,010

Basic net income (loss) per share:
Income (loss) before extraordinary item	$0.14	$(0.27)	$0.25	$(0.62)
Extraordinary item — loss on repurchase of debt, net of taxes	$—	$—	$—	$—

Net income (loss) per share — Basic	$0.14	$(0.27)	$0.25	$(0.62)

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$0.14	$(0.27)	$0.24	$(0.62)
Extraordinary item — loss on repurchase of debt, net of taxes	$—	$—	$—	$—

Net income (loss) per share — Diluted	$0.14	$(0.27)	$0.24	$(0.62)

(1)	Diluted net income (loss) per share excludes the effects of shares which will be issued in the event of conversion of the Company’s outstanding convertible debt. The total number of shares excluded from the calculation related to as-if converted shares was 23.0 million for the three and six months ended June 30, 2002 and 7.6 million for the three and six months ended June 30, 2001.

(2)	For the three and six months ended June 30, 2002 and 2001, 10.2 million and 32.7 million options to purchase common stock, respectively, and 8.1 million and 32.7 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

(3)	Warrants to purchase 0.2 million shares of the Company’s common stock were excluded from the determination of diluted net loss per share for the three and six months ended June 30, 2001 as the effect of such warrants was anti-dilutive.

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

     Securities Cases

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/ SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with Generally Accepted Accounting Principles (GAAP). Defendants’ filed a motion to dismiss plaintiff’s consolidated complaint on October 29, 2001. Plaintiff filed an opposition to the motion to dismiss on December 21, 2001 and defendants filed a reply to plaintiff’s opposition on February 1, 2002. The hearing on the motion to dismiss was held on April 16, 2002. On April 26, 2002, the parties stipulated to the withdrawal of defendants’ motion to dismiss. On April 29, 2002, the Court entered an order approving the withdrawal of defendants’ motion to dismiss. On June 24, 2002, the Court entered an order approving the parties stipulation setting forth a schedule for the filing of a first amended consolidated complaint and the briefing of defendants’ motion to dismiss that complaint.

      On February 5, 2001, the Company was nominally sued in a derivative lawsuit filed in the Superior Court in Santa Clara County. The lawsuit, encaptioned Mean Ann Krim v. William L. Larson, et al., Case No. CV795734, asserts claims against William Larson, Peter Watkins, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper, Enzo Torresi, and others for breach of fiduciary duty, unjust enrichment and professional negligence against the accountants. In particular, the complaints allege that the defendants engaged in a course of conduct by which they improperly accounted for revenue from software license sales, and that, as a result of their actions, certain of the Company’s financial statements were false and misleading and not in compliance with GAAP. The complaint seeks an unspecified amount of damages. Nominal defendant the Company filed a demurrer to the complaint on May 21, 2001. A hearing on the demurrer was held on June 29, 2001. On July 24, 2001, the Court sustained the demurrer with leave to amend. By order dated August 21, 2001, the Court granted plaintiff limited discovery for purposes of amending the complaint to meet the demand futility test imposed by Delaware law. Plaintiff filed an amended complaint on December 26, 2001. Nominal defendant Network Associates, Inc. filed a demurrer, which was joined by the individual defendants, to the amended complaint on January 30, 2002. A hearing on the demurrer was held on March 8, 2002. The Court entered an order on March 28, 2002 sustaining the demurrer without leave to amend and dismissing the amended complaint with prejudice. Plaintiff filed a Notice of Appeal in the California Court of Appeals, Sixth Appellate District on June 24, 2002.

      In March 2002, several putative securities class action lawsuits were filed in the Court of Chancery in the State of Delaware, County of New Castle, and the Superior Court of the State of California, County of Santa Clara, arising out of the Company’s proposed acquisition of McAfee.com Corporation (“McAfee.com”). The lawsuits name as defendants the Company and certain of McAfee.com’s officers and directors, and with respect to the Delaware Court of Chancery actions, McAfee.com. The lawsuits filed in the Delaware Court of Chancery, which were encaptioned Bank v. McAfee.com Corp., et al., Civil Action No. 19481; Birnbaum v. Sampath, et al., Civil Action No. 19482 NC; Brown v. Sampath, et al., Civil Action No. 19483 NC; Chin v. McAfee.com Corp., et al., Civil Action No. 19484 NC; Monastero v. Sampath, et al., Civil Action No. 19485; and Ebner v. Sampath, et al., Civil Action No. 19487, were consolidated into a single case (the “Consolidated Action”) by Court order dated April 9, 2002. Plaintiffs amended the complaint in the Consolidated Action on July 8, 2002. The second amended complaint asserts claims against defendants for breach of fiduciary duty on the grounds that (i) the price at which the Company proposes to consummate the current exchange offer purportedly is unfair and inadequate, and (ii) defendants purportedly have failed to disclose information material to assessing the propriety of the exchange offer. The plaintiffs seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the transaction contemplated by the offer. On July 9, 2002, the Delaware Court of Chancery granted plaintiffs’ request for expedited discovery and set a hearing on plaintiffs’ application for a preliminary injunction for July 23, 2002. On July 19, 2002, after conducting additional due diligence and discovery, plaintiffs withdrew their motion for a preliminary injunction. The lawsuit filed in Santa Clara County is encaptioned Peyton v. Richards, et al., No. CV 806199. Another class action lawsuit was filed on April 9, 2002 in the United States District Court for the Northern District of California, encaptioned Getty v. Sampath, et. al., Case No. C 02 1692. On April 2, 2002, defendants removed the California state action encaptioned Peyton v. Richards, et al., No. CV 806199 to the United States District Court for the Northern District of California. On April 4, 2002, plaintiff moved for an order shortening time on his motion to remand the case to state court and for expedited discovery. On April 8, 2002, defendants filed a motion to dismiss the California case under the Securities Litigation Uniform Standards Act of 1998. By order dated June 10, 2002, the California case encaptioned Peyton v. Richards, et al., No. C 02 1572 SBA was dismissed with prejudice. Subsequently, by stipulation filed June 20, 2002, the parties in Peyton agreed for the action to be remanded to California Superior Court for the County of Santa Clara solely for the purpose of allowing plaintiff Justin Peyton to dismiss the action, and the district court vacated the prior dismissal order as nunc pro tunc. On July 1, 2002, a putative class action lawsuit encaptioned Peyton v. Richards, et al., Case No. CV 809111 was filed in the California Superior Court for the County of Santa Clara against Network Associates and various officers and directors of McAfee.com. The complaint generally alleges that (i) the defendant directors of McAfee.com are liable for breach of fiduciary duty because they failed to maximize the price of the Company’s exchange offer, and (ii) defendant the Company aided and abetted these breaches of fiduciary duty by structuring the exchange offer in terms preferential to the Company. The plaintiff seeks, among other things, to enjoin or rescind the transaction contemplated by the offer, to recover costs, and to impose a constructive trust upon any benefits improperly received by defendants. On July 5, 2002, the plaintiff applied to the Court for expedited discovery and an expedited hearing on its anticipated application for a temporary restraining order. The defendants opposed plaintiff’s application, and on July 9, 2002, the Court denied plaintiff’s application.

     Other Matters

      Foremost Systems v. Network Associates, No. CV 777301 (Santa Clara County). A former agent of the Company in India, Foremost Systems Pvt. Ltd., filed this action on October 14, 1998, in California State court and filed a Second Amended Complaint on February 18, 2000. The Company removed the action to the United States District Court, Northern District of California, San Jose Division. The Second Amended Complaint alleges that the Company wrongly terminated Foremost Systems in breach of their agency agreement and, in addition, contains counts for breach of oral contract, promissory estoppel, intentional and negligent misrepresentation, breach of fiduciary duty, tortious interference with contractual relations, unfair competition, and racketeering in violation of 18 U.S.C. 1962 et seq. The parties held a preliminary mediation session in this matter on April 5, 2000 and attended a full session on March 12, 2001. The Company has filed a motion to dismiss, which is scheduled to be heard on September 23, 2002.

      On March 22, 2002, the Securities and Exchange Commission notified the Company that it has commenced a “Formal Order of Private Investigation” into the Company’s accounting practices. The SEC investigation is continuing, and the Company continues to provide documents and information to the SEC on a voluntary basis.

11.     Stock-Based Compensation

      The Company has recorded stock-based compensation charges (credits) of $(3.9) million and $1.2 million in the three months ended June 30, 2002 and 2001, respectively, and $(3.1) million and $2.9 million in the six months ended June 30, 2002 and 2001, respectively. These charges (credits) are made up of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Repriced options	$(4,403)	$368	$(5,547)	$682
Options issued below fair market value	—	—	1,218	—
New and existing executives	349	559	929	768
Shares purchased outside Employee Stock Purchase Plan	—	—	60	—
Extended vesting term of options	193	—	193	—
Warrants to outside consultants	—	280	—	810
Former executives	—	—	—	603

Total stock-based compensation	$(3,861)	$1,207	$(3,147)	$2,863

      Repriced options. During the three and six months ended June 30, 2002, the Company recorded credits of approximately $4.6 million and $6.5 million, respectively, related to options subject to variable plan accounting. During the three and six months ended June 30, 2001, the Company did not incur a charge related to options subject to variable plan accounting. For the three months ended June 30, 2002 and 2001, the Company’s stock compensation charges related to options subject to variable plan accounting were based on quarter end per share prices of the Company’s stock of $19.27 and $12.45, respectively, and per share prices of McAfee.com stock of $14.64 and $12.28, respectively. As of June 30, 2002 the Company and McAfee.com had options to purchase approximately 1.1 million shares and 0.2 million shares, respectively, which were outstanding and subject to variable plan accounting.

      The Company also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $0.2 million and $0.4 million was expensed during the three months ended June 30, 2002 and 2001, respectively, and approximately $1.0 million and $0.7 million was expensed during the six months ended June 30, 2002, respectively.

      Options issued below fair market value. During the three months ended March 31, 2002, the Company recorded a one-time stock compensation charge of $1.2 million for stock options granted below fair market value. This charge relates to options granted in prior periods, which were identified in the first quarter of 2002 as having been granted below market value. The amount was determined to be immaterial for the periods when the grants were made and for the current period.

      New and existing executives. On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become the Company’s president and chief executive officer. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The Company recorded approximately $247,000 and $209,000 during the three months ended June 30, 2002 and 2001, respectively, and approximately $643,000 and $418,000 during the six months ended June 30, 2002 and 2001, respectively, related to stock compensation associated with Mr. Samenuk’s restricted stock.

      On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of the Company’s common stock on January 15, 2002. During the three and six months ended June 30, 2002, the Company recorded approximately $102,000 and $286,000, respectively, related to stock compensation associated with Mr. Samenuk’s restricted stock.

      On April 3, 2001, the Company entered into an employment agreement with Stephen C. Richards to become the Company’s executive vice president and chief financial officer. In accordance with the terms of the agreement, the Company issued 50,000 shares of stock to Mr. Richards for $0.01 per share. In the three months ended June 30, 2001, the Company recognized approximately $350,000 related to stock compensation associated with the stock issued to Mr. Richards.

      Shares purchased outside Employee Stock Purchase Plan. On January 31, 2002, the Company experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although the Company reduced the number of shares plan participants could purchase by a pro rata amount, additional shares were required to be purchased outside of the plan in order to meet this shortfall. As a result, the Company recorded a one-time stock compensation charge of approximately $60,000 in the three months ending March 31, 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the price the shares were sold to plan participants.

      Extended vesting term of options. During the three months ended June 30, 2002, the Company recorded a one-time stock compensation charge of $0.2 million as a result of the modification of the terms of the options previously granted to employees.

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

      In April 2001, upon completion of the search for the Company’s chief financial officer, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 66,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $4.50 per share. The warrants are immediately exercisable and expire in April 2004. The combined fair value of the warrants was determined to be approximately $280,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.27%; expected life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair value of the warrants was included as stock compensation during the three months ended June 30, 2001 and included in general and administrative expenses in the accompanying statement of operations.

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

12.     Subsequent Events

      In July 2002, the Company commenced an exchange offer to acquire approximately 12 million publicly traded shares of McAfee.com common stock.

      In July 2002, the Company entered into interest rate swap agreements with two investment banks. The interest swaps allow the Company to pay a floating interest rate based upon the London InterBank Offer Rate plus 1.66%. These interest rate swaps were designated as fair value hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

      In July 2002, the Company sold its shares in Secure Computing previously received in exchange for the Gauntlet assets and closed its collar, financial derivative consisting of puts and call options in Secure Computing shares. (See Note 4).

      In August 2002, the Company repurchased outstanding zero coupon convertible subordinated debentures due 2018 with an aggregate face amount of $100.0 million for approximately $47.4 million.

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

     Overview

      We are a leading supplier of network security and network management solutions. We operate through two businesses, consisting of our infrastructure business and McAfee.com, our publicly traded subsidiary. Our infrastructure business is operated in six geographic regions: the United States, Europe, Japan, Canada, Asia-Pacific and Latin America. McAfee.com is an application service provider, or ASP, targeted at consumers and small to medium-sized businesses.

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

      In the three and six months ended June 30, 2002, our infrastructure business accounted for approximately $212.3 million and $414.2 million in net revenue, respectively, and a net operating income of $20.3 million and $28.0 million, respectively. In the three and six months ended June 30, 2002, McAfee.com accounted for approximately $20.7 million and $39.5 million in net revenue, respectively, and a net operating income of approximately $6.2 million and $11.4 million, respectively.

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

      As of June 30, 2002, we owned 36.0 million shares of McAfee.com Class B common stock, entitled to three votes per share and representing approximately 75% of McAfee.com’s outstanding common stock and 90% of its total voting power. In July 2002, we commenced an exchange offer to acquire the publicly traded shares of McAfee.com. If the exchange offer and related merger are completed, we would own 100% of McAfee.com’s common stock.

Strategic Alliances

      From time to time, we enter into strategic alliances with third parties in order to expand the marketing of our products and meet our customers’ additional needs.

      In May 2002, we announced a strategic alliance with Internet Systems Security (ISS). ISS has entered into a license agreement for the resale of our McAfee ASaP service. In addition, the parties have entered into a mutual license agreement under which, we will offer our customers certain ISS intrusion detection products bundled with our product, and ISS will offer its customers our anti-virus products bundled with their products. We have also agreed to share research regarding intrusion detection, computer viruses and computer vulnerability risks to protect and defend customer networks worldwide.

     Critical Accounting Policies

      There have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K/A for the year ended December 31, 2001 except as follows:

     Intangibles assets

      On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The standard requires, among other things, the discontinuance of goodwill amortization and the testing for impairment of existing goodwill and other intangibles. In accordance with the provisions of the standard, we ceased to amortize approximately $156.9 million of goodwill and performed an initial impairment test of our goodwill and other intangibles.

      In accordance with the provision of SFAS No. 142, the impairment review involves a two-step process as follows:

•	Step 1 — We compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we move on to step 2. If a unit’s fair value exceeds the carrying value, no further work was performed and no impairment charge is necessary.

•	Step 2 — We perform an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

      We performed Step 1 of the goodwill impairment analysis required by SFAS 142 as of January 1, 2002 and concluded that goodwill was not impaired, as the fair value of each reporting unit substantially exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. The use of the discounted cash flow approach requires that we make estimates of the future cash flows of each of our reporting units. The projection of cash flows involves several estimates and assumptions such as projected revenue growth, projected level of expenses, amount of future investments and projected tax rates. We are also required to estimate an appropriate rate at which to discount these cash flows. The use of the market multiple approach requires us to identify comparable companies in order to estimate the fair value of our reporting units.

      The fair value of each of the reporting units is related to market conditions and our overall market capitalization. As a result, a substantial decline in our stock price for a sustained period could indicate a decrease in the fair value of our reporting units and lead to impairment.

      In accordance with the provision of SFAS 142, we will continue to test for impairment our goodwill and other intangibles on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts. In addition to a significant decline in our stock price for a sustained period and our market capitalization relative to our net book value, factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends.

Results Of Operations

     Three and six months ended June 30, 2002 and 2001

      The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenue:
Product	64%	69%	64%	64%
Services and support	36	31	36	36

Total net revenue	100	100	100	100
Cost of net revenue:
Product	11	13	11	14
Services and support	7	7	7	8

Total cost of net revenue	17	20	18	22
Operating costs and expenses:
Research and development	14	18	15	22
Marketing and sales	46	53	46	58
General and administrative	11	13	11	16
Provision for (recovery from) doubtful accounts	—	1	—	(2)
Amortization of intangibles	1	9	1	9
Restructuring charge	—	—	—	—

Total operating costs and expenses	72	94	73	103

Income (loss) from operations	11	(14)	9	(25)
Interest and other income	3	4	3	6
Interest expense	(3)	(2)	(3)	(3)
Gain on sale of assets and technology	—	—	1	—
Write down of strategic and other investments	—	(7)	—	(5)

Income (loss) before provision for income taxes, minority interest and extraordinary item	11	(19)	10	(27)

Provision for (benefit from) income taxes	1	—	1	(3)

Income (loss) before minority interest and extraordinary item	10	(19)	9	(24)

Minority interest in loss (income) of consolidated subsidiaries	(1)	—	(1)	—

Income (loss) before extraordinary item	9	(19)	8	(24)

Extraordinary item — loss on repurchase of debt, net of taxes	—	—	—	—

Net income (loss)	9%	(19)%	8%	(24)%

      Net Revenue. Net revenue increased 21% to $233.0 million from $192.8 million in the three months ended June 30, 2002 and 2001, respectively, including a $6.3 million increase in revenue from McAfee.com. Net revenue increased 30% to $453.7 million from $348.7 million in the six months ended June 30, 2002 and 2001, respectively, including a $12.2 million increase in revenue from McAfee.com.

      The following table sets forth for the periods indicated our product revenue and services and support revenue as a percent of net revenue.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Product	64%	69%	64%	64%
Services and support	36	31	36	36

Net revenue	100%	100%	100%	100%

      The following table sets forth for the periods indicated each major category of our product revenue as a percent of product revenue.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Subscription licenses	29%	34%	31%	33%
Perpetual licenses	48	31	47	26
Hardware	15	16	13	23
Retail	5	17	6	16
Royalties and other	3	2	3	2

Product revenue	100%	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail products and royalties. Product revenue increased 13% to $149.6 million from $132.4 million in the three months ended June 30, 2002 and 2001, respectively. The increase in product revenue is attributable to the increase in new customer purchases of our anti-virus suite of products, specifically perpetual and subscription licenses. The product revenue for the six months ended June 30, 2001 was adversely affected by our completion in the first quarter of 2001 of our move to the sell-through business model.

      Our customers license our software on a perpetual or subscription basis depending on their preference. Recently, we have seen an increased customer preference for perpetual licenses. This preference may result in higher overall revenue in the near-term.* Sales of perpetual licenses typically result in significantly higher up-front revenue and lower recurring and future revenues as the sales price for related upgrades and updates tends to be significantly lower than those of the initial perpetual license. We believe it is important to maintain a proper mix of perpetual and subscription based licenses, and we continue to monitor the product mix.

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 34 of this document.

      The following table sets forth, for the periods indicated each major category of our services and support as a percent of services and support revenue.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Support and maintenance	69%	59%	69%	63%
Consulting	12	16	12	15
Training	4	7	4	7
Hosting arrangements	15	18	15	15

Services and support revenue	100%	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and hosting arrangements. Service revenues increased 38% to $83.4 million from $60.4 million in the three months ended June 30, 2002 and 2001, respectively. The increase in service revenue is attributable to the growth of our installed customer base and the resulting renewal of support and maintenance contracts over the past periods. In addition, we experienced growth in our Managed Service Provider (MSP) and Application Service Provider (ASP) service offerings, including those offered by McAfee.com, for the three months ended June 30, 2002.

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

      International revenue accounted for approximately 38% and 37% of net revenue for the three months ended June 30, 2002 and 2001, respectively and approximately 41% and 36% of net revenue for the six months ended June 30, 2002 and 2001, respectively. The increase in international revenue as a percentage of net revenue was attributable to the focus on sales execution in regions around the world.

      We have announced our intentions to increase our international revenues both in absolute terms and as a percentage of our overall revenues.* Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, risks associated with currency fluctuations and hedging, tariffs and other trade barriers, and difficulties staffing and managing international operations. Poor economic conditions in Asia, particularly Japan and Latin America have hurt our business and may impact our ability to expand international revenue. These factors may have a material adverse effect on our future international revenue.

      Cost of Net Revenue. Cost of net revenue remained relatively constant at $39.8 million and $39.9 million in the three months ended June 30, 2002 and 2001, respectively, including an increase of $0.8 million from McAfee.com. As a percentage of net revenue, cost of net revenue decreased to 17% from 20% for the three months ended June 30, 2002 and 2001, respectively. The decrease is primarily due to a decrease in the cost of product revenue as a percentage of revenue. Cost of net revenue increased 5% to $80.4 million from $76.9 million in the six months ended June 30, 2002 and 2001, respectively, including a decrease of $0.2 million from McAfee.com. As a percentage of net revenue, cost of net revenue decreased to 18% from 22% for the six months ended June 30, 2002 and 2001, respectively.

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 34 of this document.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network fault and performance products, computer platforms and other hardware components. Cost of product revenue decreased 2% to $24.9 million from $25.4 million for the three months ended June 30, 2002 and 2001, respectively. As a percentage of net product revenue, cost of product revenue decreased to 17% from 19% in the three months ended June 30, 2002 and 2001, respectively. The decrease in the cost of product revenue and percentage of net product revenue is due to the change in product mix of hardware and software product revenue. In the three months ended June 30, 2002, we sold more software licenses, which carry a lower cost of revenue. Cost of product revenue increased 3% to $50.2 million from $48.9 million for the six months ended June 30, 2002 and 2001, respectively. The increase in the cost of net product revenue relates to the increase in product revenue to $288.9 million from $224.9 million for the six months ended June 30, 2002 and 2001, respectively. As a percentage of net product revenue, cost of product revenue decreased to 17% from 22% in the six months ended June 30, 2001 and 2002, respectively. The decrease in the cost of product revenue percentage is due to the change in product mix of hardware and software product revenue.

      Due to new hardware-based anti-virus product introductions during the second half of 2001 and anticipated growth in our hardware-based network fault and performance products, we expect that the cost of product revenue will increase both in absolute terms and as a percentage of product revenue in future periods.*

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue increased 3% to $14.9 million from $14.5 million in the three months ended June 30, 2002 and 2001, respectively. The increase in the cost of services and support revenue was due to additional technical support and customer service personnel hired to meet our customers’ technical support needs. Cost of services and support revenue as a percentage of net services and support revenue was 18% and 24% in the three months ended June 30, 2002 and 2001, respectively. The cost of services and support revenue increased 8% to $30.2 million from $28.0 million in the six months ended June 30, 2002 and 2001, respectively. Cost of services and support revenue as a percentage of net services and support revenue was 18% and 23% in the six months ended June 30, 2002 and 2001, respectively. The percentage of cost of services and support revenue decreased due to the cost of services and support revenue remaining relatively flat while services and support revenue increased 34% for the six months ended June 30, 2002.

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

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 34 of this document.

      The following sets forth for the periods indicated, our operating expenses, excluding the effects of stock-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Research and development(1)	$34,685	$34,779	$69,172	$74,661
Marketing and sales(2)	108,038	102,258	210,337	202,931
General and administrative(3)	26,369	23,515	51,364	53,502
Provision for (recovery from) doubtful accounts	(1,087)	2,437	(357)	(6,832)
Amortization of intangibles	2,515	16,672	5,367	32,517
Restructuring charge	—	—	1,116	—

Total operating costs and expenses, excluding the effects of stock-based compensation	$170,520	$179,661	$336,999	$356,779

(1)	Excludes stock-based compensation charge of $(1,233) and $107 for the three months ended June 30, 2002 and 2001, respectively, and $(1,115) and $198 for the six months ended June 30, 2002 and 2001, respectively.

(2)	Excludes stock-based compensation charge of $(1,312) and $169 for the three months ended June 30, 2002 and 2001, respectively, and $(1,137) and $313 for the six months ended June 30, 2002 and 2001, respectively.

(3)	Excludes stock-based compensation charge of $(1,316) and $931 for the three months ended June 30, 2002 and 2001, respectively, and $(895) and $2,352 for the six months ended June 30, 2002 and 2001, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation of approximately $(1.2) million and $0.1 million for the three months ended June 30, 2002 and 2001, respectively, research and development expenses decreased 1% to $34.7 million from $34.8 million for the three months ended June 30, 2002 and 2001, respectively. Excluding the effects of stock-based compensation of approximately $(1.1) million and $0.2 million for the six months ended June 30, 2002 and 2001, respectively, research and development expenses decreased 7% to $69.2 million from $74.7 million for the three months ended June 30, 2002 and 2001, respectively. Research and development expenses decreased due to focused product development, discontinuance of certain development efforts, and more efficient operations in our research and development groups.

      As a percentage of net revenue, research and development expenses were 14% and 18% for the three months ended June 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 15% and 18% for the three months ended June 30, 2002 and 2001, respectively. As a percentage of net revenue, research and development expenses were 15% and 22% for the six months ended June 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 15% and 21% for the six months ended June 30, 2002 and 2001, respectively. We believe that continued investment in product and development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate research and development expenses to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.*

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 34 of this document.

      Marketing and sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $(1.3) million and $0.2 million for the three months ended June, 2002 and 2001, respectively, marketing and sales expenses increased 6% to $108.0 million from $102.3 million for the three months ended June 30, 2002 and 2001, respectively. The increase is primarily due to additional hiring in our sales force. Excluding the effects of stock-based compensation of $(1.1) million and $0.3 million for the six months ended June 30, 2002 and 2001, respectively, marketing and sales expenses increased 4% to $210.3 million from $202.9 million for the six months ended June 30, 2002 and 2001, respectively.

      As a percentage of net revenue, marketing and sales expenses were 46% and 53% for the three months ended June 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, marketing and sales expenses were 46% and 53% for the three months ended June 30, 2002 and 2001, respectively. As a percentage of net revenue, marketing and sales expenses were 46% and 58% for the six months ended June 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, marketing and sales expenses were 46% and 58% for the six months ended June 30, 2002 and 2001, respectively. We anticipate marketing and sales expenses to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.*

      General and administrative. General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation of $(1.3) million and $0.9 million for the three months ended June 30, 2002 and 2001, respectively, general and administrative expenses increased 12% to $26.4 million from $23.5 million for the three months ended June 30, 2002 and 2001, respectively. Of the total increase, approximately $0.5 million was attributable to the expenses incurred by McAfee.com related to our exchange offer for all outstanding publicly held shares of McAfee.com Class A common. The remaining increase is due to recruiting and hiring additional personnel, and continued expansion of the information technology infrastructure to support business information systems. Excluding the effects of stock-based compensation of $(0.9) million and $2.4 million for the six months ended June 30, 2002 and 2001, respectively, general and administrative expenses decreased 4% to $51.4 million from $53.5 million for the six months ended June 30, 2002 and 2001, respectively. The decrease was primarily attributable to a decrease in legal fees.

      As a percentage of net revenue, general and administrative expenses were 11% and 13% for the three months ended June 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses were 11% and 12% for the three months ended June 30, 2002 and 2001, respectively. As a percentage of net revenue, general and administrative expenses were 11% and 16% for the six months ended June 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses were 11% and 15% for the six months ended June 30, 2002 and 2001, respectively. We anticipate general and administrative expenses to increase in absolute dollars as we continue to expand our staff and incur additional infrastructure and other costs to support the anticipated growth of our business.*

      Provision for (Recovery from) Doubtful Accounts. Provision for doubtful accounts consists of our estimates for the uncollectability of receivables, net of recoveries of amounts previously written off. For the three months ended June 30, 2002, the changes in our doubtful accounts resulted in a net credit of $1.1 million compared to a provision for doubtful accounts of $2.4 million for the three months ended June 30, 2001. For the six months ended June 2002, we had a credit of $0.4 million compared to a credit resulting from recoveries of $6.8 million for the six months ended June 30, 2001. For the six months ended June 30, 2001, the recovery related to previously reserved receivables from two distributors who were undergoing restructurings of their business operations and experiencing cash flow difficulties at the end of 2000.

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 34 of this document.

      Amortization of Intangibles. We expensed $2.5 million and $16.7 million of amortization related to intangibles for the three months ended June 30, 2002 and 2001, respectively and $5.4 million and $32.5 million for the six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2002, amortization of intangibles relates to amortization of purchased technology and other identifiable intangible assets. For the three and six months ended June 30, 2001, amortization of intangibles relates to amortization of purchased goodwill as well as purchased technology and other identifiable intangible assets. The decrease in amortization for the three and six months ending March 31, 2002 was the result of adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization.

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

      The following table sets forth our restructuring accrual established in February 2002 and the activity against the accrual during the six months ended June 30, 2002 (in thousands):

		Severance
	Other Costs	and Benefits	Total

Balance, February 2002	$190	$926	$1,116
Paid out	(190)	(926)	(1,116)

Balance, June 30, 2002	$—	$—	$—

      Interest and Other Income. Interest and other income decreased to $7.6 million from $7.9 million for the three months ended June 30, 2002 and 2001, respectively, and decreased to $14.3 million from $18.9 million for the six months ended June 30, 2002 and 2001, respectively. The decrease was primarily due to lower interest yields on cash and investments.

      Interest Expense. Interest expense increased to $7.9 million from $4.7 million for the three months ended June 30, 2002 and 2001, respectively, and increased to $15.6 million from $9.4 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense increased primarily due to the issuance in August 2001 of our 5.25% convertible subordinated notes due 2006.

      Gain on Sale of Assets and Technology. In the six months ending June 30, 2002, we recognized a $6.7 million gain on the sale of PGP Gauntlet assets and technology.

      Write Down of Strategic and Other Investments. For the three and six months ended June 30, 2001, we recorded an impairment charge of $13.1 million and $18.1 million, respectively, related to an other than temporary decline in the value of some of our venture and strategic investments. As of June 30, 2002, the minority venture investments we continue to hold totaled $2.7 million in estimated fair value, consisting of investments in public and private companies, amounting to $2.5 million and $0.2 million, respectively.

      Provision for Income Taxes. Our consolidated provision for income taxes for the three months and six months ended June 30, 2002 was $3.2 million and $4.6 million, reflecting an effective tax rate of rate of 12% and 10%. The effective tax rate differs from the statutory rate primarily due to the impact of research and experimentation tax credits, utilization of foreign tax credit carryovers, lower effective rates in some overseas jurisdictions and utilization of subsidiary losses not previously benefited. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

      Our income tax benefit was $0.7 million and $11.2 million for the three months and six months ended June 30, 2001, which was primarily due to the net benefit of operating losses generated in various taxing jurisdictions.

Stock-based Compensation

      We recorded stock-based compensation charges (credits) of $(3.9) million and $1.2 million in the three months ended June 30, 2002 and 2001, respectively, and $(3.1) million and $2.9 million in the six months ended June 30, 2002 and 2001, respectively. These charges (credits) are made up of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Repriced options	$(4,403)	$368	$(5,547)	$682
Options issued below fair market value	—	—	1,218	—
New and existing executives	349	559	929	768
Shares purchased outside Employee Stock Purchase Plan	—	—	60	—
Extended vesting term of options	193	—	193	—
Warrants to outside consultants	—	280	—	810
Former executives	—	—	—	603

Total stock-based compensation	$(3,861)	$1,207	$(3,147)	$2,863

      Repriced options. During the three and six months ended June 30, 2002, the Company recorded credits of approximately $4.6 million and $6.5 million, respectively, related to options subject to variable plan accounting. During the three and six months ended June 30, 2001, we did not incur a charge related to options subject to variable plan accounting. For the three months ended June 30, 2002 and 2001, our stock compensation charges related to options subject to variable plan accounting were based on quarter end per share prices of our stock of $19.27 and $12.45, respectively, and per share prices of McAfee.com stock of $14.64 and $12.28, respectively. As of June 30, 2002 we and McAfee.com had options to purchase approximately 1.1 million shares and 0.2 million shares, respectively, which were outstanding and subject to variable plan accounting.

      We also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $0.2 million and $0.4 million was expensed during the three months ended June 30, 2002 and 2001, respectively, and approximately $1.0 million and $0.7 million was expensed during the six months ended June 30, 2002, respectively.

      Options issued below fair market value. During the three months ended March 31, 2002, we recorded a one-time stock compensation charge of $1.2 million for stock options granted below fair market value. This charge relates to options granted in prior periods, which were identified in the first quarter of 2002 as having been granted below market value. The amount was determined to be immaterial for the periods when the grants were made and for the current period. The related charge has been recorded in the first quarter of 2002.

      New and existing executives. On January 3, 2001, we entered into an employment agreement with George Samenuk to become our president and chief executive officer. In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. We recorded approximately $247,000 and $209,000 during the three months ended June 30, 2002 and 2001, respectively, and approximately $643,000 and $418,000 during the six months ended June 30, 2002 and 2001, respectively, related to stock compensation associated with Mr. Samenuk’s restricted stock.

      On January 15, 2002, our board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and our right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on January 15, 2002. During the three and six months ended June 30, 2002, we recorded approximately $102,000 and $286,000, respectively, related to stock compensation associated with Mr. Samenuk’s restricted stock.

      On April 3, 2001, we entered into an employment agreement with Stephen C. Richards to become our executive vice president and chief financial officer. In accordance with the terms of the agreement, we issued 50,000 shares of stock to Mr. Richards for $0.01 per share. In the three months ended June 30, 2001, we recognized approximately $350,000 related to stock compensation associated with the stock issued to Mr. Richards.

      Shares purchased outside Employee Stock Purchase Plan. On January 31, 2002, we experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although we reduced the number of shares plan participants could purchase by a pro rata amount, additional shares were required to be purchased outside of the plan in order to meet this shortfall. As a result, we recorded a one-time stock compensation charge of approximately $60,000 in the three months ending March 31, 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the price the shares were sold to plan participants.

      Extended vesting term of options. During the three months ended June 30, 2002, we recorded a one-time stock compensation charge of $0.2 million as a result of the modification of the terms of the options previously granted to employees.

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

      In April 2001, upon completion of the search for our chief financial officer, we issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 66,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $4.50 per share. The warrants are immediately exercisable and expire in April 2004. The combined fair value of the warrants was determined to be approximately $280,000 and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.27%; expected life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair value of the warrants was included as stock compensation during the three months ended June 30, 2001 and included in general and administrative expenses in the accompanying financial statements.

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

Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for “Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” During the quarter ended March 31, 2002, we adopted EITF 01-09. As a result, we reclassed $3.4 million and $18.1 million from marketing and sales expense to revenue for the three and six months ended June 30, 2001, respectively.

      In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred.” This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. During the quarter ended March 31, 2002, we adopted EITF 01-14. As a result, we reclassed a total amount of $0.3 million and $0.6 million from cost of revenue to revenue for the three and six months ended June 30, 2001, respectively.

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

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are currently assessing the impact of SFAS 146 on our financial statements.

      In April of 2001, the EITF issued EITF Issue No. 01-03 “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree.” EITF Issue No. 01-03 addresses whether an acquiring entity should recognize a liability for deferred revenue recorded by the acquiree when the business combination is initially recorded and, if so, how the amount assigned to that liability should be measured and presented in the acquiring entity’s financial statements. In March 2002, the Task Force reached a consensus that the acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to the customer(s) (a legal performance obligation) and the amount assigned to the liability should be based on its fair value at the date of the acquisition. We are currently assessing the impact of EITF 01-03 on our financial statements.

Liquidity and Capital Resources

      At June 30, 2002, we had $733.4 million in cash and cash equivalents and $369.4 million in marketable securities, for a combined total of $1,102.8 million.

      Net cash provided by operating activities was $92.6 million and $31.0 million in the six months ended June 30, 2002 and 2001, respectively.

      Net cash provided by operating activities in the six months ended June 30, 2002 resulted primarily from net income before non-cash charges and minority interest. Non-cash charges primarily include depreciation, amortization and interest expense on convertible notes, offset by the gain on sale of assets and technology and negative stock compensation charges. After excluding the effects of non-cash charges and minority interest, our net income was approximately $61.1 million for the six months ended June 30, 2002. Additional cash was generated from a decrease of $37.5 million in our accounts receivable balance and a decrease of $2.5 million in our deferred taxes and decrease of $3.0 million in prepaid expenses and other assets. This cash increase was offset by a decrease in our accounts payable and accrued liabilities of $9.4 million and deferred revenue of $2.0 million during the six months ended June 30, 2002.

      Net cash provided by operating activities in the six months ended June 30, 2001 resulted primarily from collections of accounts receivable and an increase in our deferred revenue. These cash inflows were partially offset by a net loss before non-cash charges and payments made on accounts payable and other accrued liabilities and increases in our deferred taxes.

      Net cash provided by (used in) investing activities was $(52.9) million and $97.6 million in the six months ended June 30, 2002 and 2001, respectively. In the six months ended June 30, 2002, the activity in the portfolio of our investment in marketable securities had a net cash usage of $30.8 million. Additional cash was used by our purchases of fixed assets of $21.3 million and purchase of technology of $0.8 million. In the six months ended June 30, 2001, the activity in the portfolio of our investment in marketable securities generated net cash proceeds of $121.6 million. These proceeds were offset by our purchase of shares of Network Associates Japan of $10.7 million and purchase of fixed assets of $13.4 million.

      Net cash provided by financing activities in the six months ended June 30, 2002 amounted to $77.8 million, consisting of cash generated from the issuance of common stock under our stock option plan and employee stock purchase plan of $96.6 million offset by cash used in the repurchase of a portion of our zero coupon debentures of $18.8 million. In the six months ended June 30, 2001, we used approximately $53.8 million to settle all outstanding put options requiring us to repurchase our common stock at the election of the holders of these put options. The settlement costs were slightly offset by proceeds associated with the exercise of our stock options and employee stock purchase plan.

      During the six months ended June 30, 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

      As described below, in February 2003, we may be required to use a significant portion of our cash balances to redeem outstanding zero coupon convertible subordinated debentures.*

      We believe that our available cash and anticipated cash flows from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.*

Convertible Debt

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

      Through a limited number of privately negotiated purchases, the most recent of which occurred in August 2002, we have repurchased zero coupon convertible subordinated debentures with an aggregate face amount of approximately $527.0 million, leaving an outstanding balance of approximately $358.5 million face amount. During the six months ended June 30, 2002, we repurchased zero coupon convertible subordinated debentures, which had an aggregate face amount at maturity of $40.0 million, at a price of $18.8 million, which was financed from our investment portfolio. In connection with the repurchase, we recognized an extraordinary loss of approximately $31,000, net of taxes. In August 2002, we repurchased outstanding zero coupon convertible subordinated debentures with an aggregate face amount of $100.0 million for approximately $47.4 million. If and when appropriate opportunities present themselves, we may continue to use a portion of our cash balances to buy back additional amounts of these debentures.*

      As of June 30, 2002, our aggregate cash, cash equivalents and marketable securities were approximately $1,102.8 million, including $117.4 million held by McAfee.com. Assuming that as of February 13, 2003 all zero coupon convertible subordinated debentures currently outstanding as of the filing of this report on Form 10-Q are redeemed, the aggregate redemption price would equal approximately $177.2 million.

      On August 17, 2001, we issued 5.25% convertible subordinated notes due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million (after deducting fees and expenses). The notes mature on August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. Interest is payable semi-annually, in cash, in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, the notes may be converted into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. We may redeem all or a portion of the notes for cash at any time on or after August 20, 2004 at a redemption price of 101.3125% of the principal amount between August 20, 2004 and August 14, 2005 and 100.0% of the principal amount after August 14, 2005. The notes are unsecured and are subordinated to all of our existing and future Senior Indebtedness (as defined in the related Indenture) and are pari passu with respect to the zero coupon subordinated debentures due 2018.

*	This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 34 of this document.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

      Our market risks at June 30, 2002 have not changed significantly from those discussed in Item 7A of our Form 10-K/ A for the year ended December 31, 2001 filed with the Securities and Exchange Commission on June 28, 2002, except for the collar financial derivative used as a hedge of Secure Computing available-for-sale securities under SFAS No. 133. See also Note 4, “Gain on Sale of Assets and Technology,” in the Notes to Condensed Consolidated Financial Statements of Part I and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

Our Financial Results Will Likely Fluctuate.

      We were not profitable in 2001, 2000 and 1999. In 2001, we had a net loss of $100.7 million compared to a net loss of $123.9 million in 2000 and a net loss of $156.9 million in 1999. For the three months ended June 30, 2002 and 2001, we had net income of $21.2 million on net revenue of $233.0 million and net loss of $37.2 million on net revenue of $192.6 million, respectively. For the six months ended June 30, 2002 and 2001, we had net income of $37.0 million on net revenue of $453.7 million and net loss of $85.5 million on net revenue of $348.7 million, respectively.

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

     Operational Factors

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from quarter to quarter include:

•	volume, size and timing of new licenses and renewals of existing licenses;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and whether those products are sold directly by us or indirectly through distributors and whether, in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	costs or charges related to our acquisition or dispositions, including our recent disposition of the Gauntlet firewall product line;

•	the components of our revenue that are deferred, particularly that portion attributable to our ASP/ MSP subscription model; and

•	stock-based compensation charges and costs related to extraordinary events, including litigation and any reductions in force.

     Seasonal and Macroeconomic Factors

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

We Face Risks Related To The Pending Formal SEC Investigation And Our Recent Accounting Restatement.

      On March 22, 2002, the Securities and Exchange Commission notified us that it has commenced a “Formal Order of Private Investigation” into our accounting practices. The SEC inquiry may result in a diversion of management’s attention and resources and may contribute to current and future stock price volatility.

      On April 26, 2002, we announced that we had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of the audit committee of our board of directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, we announced that the audit committee had completed its internal accounting investigation and as a result we were required to restate certain of our financial statements. On June 28, 2002, we filed the required restated financial statements. The filing of these restated financial statements may lead to new litigation, may expand the claims and the class period in pending litigation, and may increase the cost of defending or resolving current litigation. We are aware that the plaintiffs in the securities class action pending against us and our former officers have announced that they intend to file an amended complaint for federal securities claims related to the accounting inaccuracies.

      The filing of restated financial statements to correct the discovered accounting inaccuracies does not resolve the pending SEC inquiry into our accounting practices. The resolution of the SEC inquiry into our prior accounting practices could require the filing of additional restatements of our prior financial statements or require that we take other actions not presently contemplated.

We May Incur Integration And Restructuring Costs Associated With The Proposed Acquisition of McAfee.com.

      If our acquisition of the publicly traded shares of McAfee.com is completed, we may incur significant costs and other charges resulting from related restructuring and integrating operations. In addition, based on our stock price as of July 15, 2002, we would also expect to incur an immediate one-time, non-cash charge of approximately $4.9 million relating to the assumption of vested McAfee.com options and an aggregate non-cash charge of approximately $12.9 million related to the assumption of unvested McAfee.com options. The charge related to the unvested McAfee.com options would be recognized as these options vest. The actual charges will be calculated at the time the acquisition is completed and may be materially different to our estimate.

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

We Face Risks Related To Our International Operations.

      Net revenue from international sales represented approximately 38% and 37% of our net revenue for the three months ended June 30, 2002 and 2001, respectively, and 41% and 36% for the six months ended June 30,

2002 and 2001, respectively. We intend to focus on international growth and expect international revenue to account for a significant percentage of our net revenue. Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of the reorganization of our international sales forces by regions;

•	the need to train and integrate recently hired senior personnel in Europe, Asia-Pacific and Latin America;

•	uncertainties relative to regional economic circumstances, including the continued economic weakness in Asia and economic weakness in Latin America and pricing pressures associated with weak economic conditions in these regions;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	currency fluctuations and risks related to hedging strategies;

•	political instability in emerging markets;

•	tariffs, trade barriers and export restrictions; and

•	a high incidence of software piracy in some countries.

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

We Face A Number Of Risks Related To Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 38% to 43% of our net revenue in any quarter. Our largest distributor, Ingram Micro, accounted for approximately 25% and 27% of net revenue during the three months ended June 30, 2002 and 2001, respectively, and 26% of net revenue during the six months ended June 30, 2002 and 2001.

     Loss of a Distributor

      Our distributor agreements may be terminated by either party without cause. If one of our significant distributors terminates its distribution agreement, we could experience a significant interruption in the distribution of our products.

     Need for Accurate Distributor Information

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

Sale of Competing Products

      Our distributors may sell other vendors’ products that are complementary to, or compete with, our products. While we encourage our distributors to focus on our products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

Payment Difficulties

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $10.7 million at June 30, 2002; $8.4 million at December 31, 2001; and $15.3 million at December 31, 2000. In 1999, one of our large European distributors, CHS, entered bankruptcy requiring us to record a related accounts receivable write-off of approximately $28.7 million. Also in 1999, Pinacor, a U.S. distributor, entered bankruptcy requiring us to record a related accounts receivable write-off of approximately $6.0 million. We regularly review the collectibility and credit-worthiness of our distributors and other customers to determine an appropriate allowance for doubtful accounts. Our uncollectable accounts could exceed our current or future allowances.

We May Incur Significant Stock-Based Compensation Charges Related to Repriced Options.

      We may incur stock-based compensation charges related to employee options repriced in April 1999. The size of these charges could be significant depending on the movements in the market value of our common stock and in some cases, the market value of McAfee.com common stock. As a result of Financial Accounting Standards Board Interpretation No. 44, effective July 1, 2000, options we repriced in April 1999 are subject to variable accounting treatment. The stock-based compensation charge or credit is determined by the excess (or deficiency) of our closing stock price at the end of a reporting period over the fair value of our common stock on July 1, 2000, which was $20.375. Remeasurement of the charge continues until the earlier of the date of exercise, forfeiture or cancellation without replacement. The resulting compensation charge (or credit) to earnings will be recorded over the remaining vesting period of the options subject to variable accounting treatment. Certain options issued to McAfee.com employees as replacements for our options are also subject to variable accounting treatment and may cause us to incur additional stock based compensation charges.

We Face The Risk Of Future Non-Recurring Charges In The Event Of Impairment And Will Experience Significant Amortization Charges Related To Purchased Technology.

      We adopted SFAS 142 beginning in 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles, and we must evaluate our intangible assets, including goodwill and purchased technology, at least annually for impairment. We completed the initial impairment review during the second quarter of 2002. As a result, the intangible assets were determined not to be impaired. For the three months ended June 30, 2002 and 2001, our amortization charge for purchased technology and other intangibles was $2.5 million and $4.1 million, respectively. For the six months ended June 30, 2002 and 2001, our amortization charge for purchased technology and other intangibles was $5.4 million and $7.3 million, respectively. If we determine that these items are impaired, we will be required to take a related non-recurring charge to earnings.

We May Need To Use A Large Portion Of Our Cash Balances, Issue A Significant Amount Of Our Common Stock Or Incur Additional Indebtedness To Redeem Our Outstanding Debentures.

      On February 13, 1998, we issued zero coupon debentures having an aggregate face amount at maturity of $885.5 million and generating net proceeds (after deducting fees and expenses) to us of approximately $337.6 million. The initial price for the debentures was $391.06 per $1,000 of principal amount at maturity. At the option of the holder, we must redeem the debentures as of February 13, 2003 at a repurchase price equal to the initial issue price plus the accretion of original issue discount on the debentures to such date (or $494.52 per $1,000 of principal amount at maturity). In the case of such a required redemption, at our option, we may pay the aggregate redemption price in cash, shares of our common stock or a combination of cash and common stock. The number of shares of common stock so issued by us would be based on the fair value of our common stock at the time of any required repurchase. On the same date and at the same repurchase price, we may at our option redeem the outstanding debentures for cash.

      As of August 6, 2002, we had outstanding zero coupon debentures with an aggregate face amount of approximately $358.5 million. Assuming that as of February 13, 2003, these outstanding debentures are redeemed, the aggregate redemption price would equal approximately $177.2 million.

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

We Face Risks Associated With Past And Future Transactions.

Acquisitions

      We may buy or make investments in complementary companies, products and technologies. Since 1995, we have completed a large number of significant acquisitions involving both public and private companies including the acquisition of CyberMedia and Dr. Solomon’s in 1998 and Network General in 1997. We have also completed a number of smaller acquisitions and we have acquired a number of our international distributors.

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

Investments

      We have made a number of venture and minority investments in private and publicly-traded companies with complementary products, services and technologies. As of June 30, 2002, the minority venture investments we continue to hold totaled approximately $2.7 million consisting of investments in public and private companies, amounting to approximately $2.5 million and $0.2 million, respectively. During 2001, we recorded a $20.6 million impairment charge in connection with these investments. We may make additional strategic investments.

We Could Experience Customer And Market Confusion Due To Similarities In The Names Used By Our Different Product Groups And Subsidiaries.

      Network Associates, our product groups and our subsidiaries, often have similar and potentially confusing names, products and Web addresses. For example, our online consumer anti-virus products are sold by our publicly-traded McAfee.com subsidiary, our retail and large corporate anti-virus products are sold by our retail division, which is called McAfee Retail, and our hosted anti-virus products are marketed and sold by our McAfee Security product group. Customers of our McAfee Security product group are frequently confused by the need to access information regarding our products and services at www.mcafeeb2b.com. The web address www.mcafee.com is utilized by our publicly traded subsidiary McAfee.com.

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

      These risk manifest themselves, among other ways, in terms of customer confusion, sales force confusion over market boundaries and possible conflicts between the companies.

      In March 2001, we entered into reseller agreements with McAfee.com. Under these agreements, McAfee.com may resell our products to business customers, except in Japan, and, in certain countries, we may sell McAfee.com products to OEMs and end-users directly or through ASPs.

We Face Risks Related to Our Strategic Alliances, including Our Recently Announced Alliance With ISS.

      We may not realize the desired benefits from our strategic alliances on a timely basis or at all. We face a number of risk relating to our strategic alliances including:

•	Our strategic alliances are generally terminable by either party with no or minimal notice or penalties. We may expend significant time, money and resources to further strategic alliances that are terminated.

•	Business interests may diverge over time, which might result in conflict or termination.

•	Strategic alliances require significant coordination between the parties involved. To be successful, our alliances may require the integration of other companies’ products with our products, which may involve significant time and expenditure by our technical staff and the technical staff of our strategic allies.

•	Our sales and marketing force may require additional training to market products that result from our strategic alliances. The marketing of these products may require additional sales force efforts and may be more complex than the marketing of our own products.

•	The integration of products from different companies may be more difficult than we anticipate, the risk of integration difficulties, incompatible products and undetected programming errors or bugs may be higher than that normally associated with new products.

•	Due to the complex nature of our products and of those parties with whom we have strategic alliances, it may take longer then we anticipate to successfully integrate and market our respective products and we may not realize the anticipated benefits from our strategic alliances.

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

Anti-Virus Software

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

Network Security

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

Network Management

      Our principal competitor in the network management market is Agilent. Other competitors include Acterna Corporation, Cisco Systems, Computer Associates, Compuware, Concord Communications, DeskTalk Systems, GN Nettest, Network Instruments, Radcom Technologies, Shomiti Systems and WildPackets.

Help Desk

      Our principal competitors in the help desk market are Computer Associates, FrontRange Solutions and Peregrine Systems.

Other Competitors

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

     Third-Party Manufacturing

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

     Sourcing

      Our hardware-based products contain critical components supplied by a single or a limited number of third parties. Any significant shortage of components or the failure of the third-party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders.

     Third-Party Licenses

      Some of our hardware-based products incorporate licensed software. We must be able to obtain reasonably priced licenses and successfully integrate this software with our hardware.

     Obsolescence

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

Pending Or Future Litigation Could Have A Material Adverse Impact On Our Results Of Operation And Financial Condition.

      In addition to intellectual property litigation, from time to time, we have been subject to litigation. Where we can make a reasonable estimate of the liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources. A putative securities class action is currently pending against us, our directors and our former officers. The plaintiffs allege that we and the other defendants improperly engaged in a course of conduct by which we improperly accounted for revenue from our software license sales and that, as a result, certain of our financial statements were false and misleading and not in compliance with generally accepted accounting principles. The plaintiffs in this action have announced that they intend to file an amended complaint for federal securities claims related to accounting inaccuracies we announced.

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

Our Stock Price Has Been Volatile And Is Likely To Remain Volatile.

      During the three months ended June 30, 2002, our stock price was highly volatile ranging from a per-share high of $25.81 to a low of $16.293 and during the year ended December 31, 2001 our stock price ranged from a per-share high of $27.27 to a low of $4.19. On August 8, 2002, our stock closed a per share price of $11.17. Announcements, business developments, such as our proposed acquisition of McAfee.com, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. Securities class action litigation has been instituted following previous periods of volatility. A number of putative class actions were brought against our former officers, directors and us. This litigation, and any other litigation, could result in substantial costs and a diversion of management’s attention and resources.

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

Our Charter Documents, Delaware Law, Our Rights Plan And Our Stockholder Agreement with McAfee.com May Impede Or Discourage A Takeover, Which Could Lower Our Stock Price.

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

Our Stockholders Agreement With McAfee.com

      Under our McAfee.com stockholders agreement, we agreed that if (1) without the prior approval of our continuing directors, as defined below, any person acquires or agrees to acquire 15% or more of our outstanding common stock or (2) our continuing directors cease to constitute a majority of our serving directors, then for so long but only for so long as that condition exists:

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

NETWORKS ASSOCIATES, INC.

FORM 10-Q

June 30, 2002

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings:

      Information with respect to this item is incorporated by reference to Note 10 of the Notes to the Condensed Consolidated Financial Statements included herein on page 14 of this Report on Form 10-Q.

Item 2.     Changes in Securities:

      Nothing to report.

Item 3.     Defaults in Securities:

      Nothing to report.

Item 4.     Submission of Matters to a Vote of Security Holders:

      1.     The election of Liane Wilson as a Class I director for a three year term:

Shares in Favor	125,803,930
Shares Withheld	1,480,656

      2.     The approval of an amendment to the Company’s 1997 Stock Incentive Plan, to increase the number of shares of the Company’s Common Stock reserved for issuance thereunder by 5,000,000 shares:

Shares in Favor	70,729,716
Shares Against	56,350,374
Shares Abstained	204,496

      3.     The approval of the adoption of the Company’s 2002 Employee Stock Purchase Plan:

Shares in Favor	123,592,657
Shares Against	3,548,617
Shares Abstained	143,312

      4.     The ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2002:

Shares in Favor	122,442,057
Shares Against	4,758,446
Shares Abstained	84,083

Item 5.     Other Information:

      The Company has revised its Insider Trading Policy to allow directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of June 30, 2002, George Samenuk, the Company’s Chairman and Chief Executive Officer, Stephen C. Richards, the Company’s Chief Operating Officer and Chief Financial Officer, Vernon Gene Hodges, the Company’s President, Kent H. Roberts, the Company’s Executive Vice President and General Counsel, and Bakulesh Mehta, the President of the Company’s Sniffer Technologies product group adopted Rule 10b5-1 trading plans. The Company believes that additional directors, officers and employees may establish such programs. In the quarter ended June 30, 2002, all trades in the Company’s stock made by officers who have adopted Rule 10b5-1 trading plans were made pursuant to the terms of such plans.

Item 6.     Exhibits and Reports on Form 8-K:

      (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

      Form 8-K. On April 25, 2002, the Company filed a report on Form 8-K announcing that the audit committee of its board of directors was conducting an investigation of accounting inaccuracies and that it plans to restate certain financial statements. The Company also announced that it planned to withdraw its exchange offer commenced on March 29, 2002 relating to the outstanding shares of Class A common stock of McAfee.com. On May 17, 2002, the Company filed a report on Form 8-K announcing that the audit committee of its board of directors completed its internal accounting investigation. As a result of the investigation, the Company announced that it would restate certain prior financial statements.

NETWORKS ASSOCIATES, INC.

FORM 10-Q

June 30, 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(16)
2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(17)
3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	Restated Bylaws of the Registrant.(23)
3.3	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(18)
4.1	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(24)
4.3	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(24)
10.1	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)

Exhibit
Number	Description

10.4	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.5	Quota Purchase Agreement, dated as of April 14, 1997 by and among McAfee Associates, Inc. and McAfee Do Brasil Ltda., Compusul-Consultoria E Comercio De Informatica Ltda., and the stockholders of Compusul-Consultoria E Comercio De Informatica Ltda.(12)
10.6*	1997 Stock Incentive Plan, as Amended.(11)
10.7*	Stock Option Plan for Outside Directors.(13)
10.8*	2000 Nonstatutory Stock Option Plan.(21)
10.9*	Change in control agreement between the Registrant and Peter Watkins dated May 11, 1999.(19)
10.10*	Change in control agreement between the Registrant and William L. Larson dated May 11, 1999.(19)
10.11*	Change in control agreement between the Registrant and Prabhat K. Goyal dated May 11, 1999.(19)
10.12*	Change in control agreement between the Registrant and Zachary Nelson, dated May 11, 1999.(19)
10.13	Corporate Management Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.14	Technology Cross License Agreement between the Registrant and McAfee.com Corporation dated as of January 1, 1999.(20)
10.15	Registration Rights Agreement between the Registrant and McAfee.com Corporation, dated as of July 20, 1999.(20)
10.16	Asset Contribution and Receivables Settlement Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.17	Intercompany Revolving Loan Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.18	Tax Sharing Agreement between the Registrant and McAfee.com dated as of January 1, 1999.(20)
10.19	Indemnification and Voting Agreement between the Registrant and McAfee.com Corporation, dated as of August 20, 1999.(20)
10.20*	Joint Cooperation and Master Services Agreement between the Registrant and McAfee.com Corporation, dated as of January 1, 1999.(20)
10.21*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(26)
10.22*	Agreement between the Registrant and William Larson, dated January 2, 2001.(21)
10.23	Agreement between the Registrant and Prabhat Goyal, dated January 2, 2001.(21)
10.24*	Agreement between the Registrant and Peter Watkins, dated December 26, 2000.(21)
10.25*	Agreement between the Registrant and Zachary Nelson, dated January 1, 2001.(22)
10.26*	Reseller agreements between the Registrant and McAfee.com, dated March 31, 2001.(22)
10.27*	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(22)
10.28	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(25)
10.29	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(25)
10.30	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(25)
10.31	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(25)

Exhibit
Number	Description

10.32	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(25)
10.33	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(25)
10.34	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.35	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.36	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.37	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.38	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(25)
10.39	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.40	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.41	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(25)
10.42	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(25)
10.43	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(25)
10.44	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(25)
10.45	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(25)
10.46*	Employment Agreement between Bakulesh A. Mehta and the Registrant, dated October 9, 2001.(26)
10.47*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(26)
10.48*	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001.(26)
10.49*	Employment Contract between Michele Fitzpatrick and the Registrant, dated September 26, 2001.(26)
10.50*	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(26)
12.1	Calculation of Ratio of Earnings to Fixed Charges.
99.1	Certification of Report by Officers of the Company.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2000.

(12)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Commission on May 15, 1997.

(13)	Incorporated by reference from the Registrant’s Registration Statement filed on Form S-8 filed with the Commission on December 2, 1997.

(14)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(15)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(16)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(17)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(18)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(20)	Incorporated by reference from the Form S-1 filed by McAfee.com Corporation with the Commission on September 23, 1999, under File Number 333-87609.

(21)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(22)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(23)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 6, 2001.

(24)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(25)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(26)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.