Form 10-Q
period 2002-09-30
NETWORKS ASSOCIATES INC/
filed 2002-11-12
CIK 890801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      156,430,549 shares of the registrant’s common stock, $0.01 par value, were outstanding as of September 30, 2002.

This document contains 63 pages.

The Exhibit Index is on page 60.

NETWORKS ASSOCIATES, INC.

FORM 10-Q, SEPTEMBER 30, 2002

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2002	2001

		(As Restated
		See Note 2)

	(In thousands, except share
	and par value data)
ASSETS
Current assets:
Cash and cash equivalents	$633,952	$612,832
Short-term marketable securities	180,920	135,761
Accounts receivable, net	114,727	136,366
Prepaid expenses, income taxes and other current assets	44,451	54,959
Deferred taxes	148,694	142,869

Total current assets	1,122,744	1,082,787
Long-term marketable securities	163,869	194,357
Restricted cash	20,229	—
Property, equipment and leasehold improvements, net	74,670	64,040
Land	4,414	4,414
Deferred taxes	129,825	84,399
Intangible assets, net	89,608	28,124
Goodwill	302,523	156,930
Other assets	25,181	18,853

Total assets	$1,933,063	$1,633,904

LIABILITIES
Current liabilities:
Accounts payable	$22,474	$26,368
Accrued liabilities	357,818	293,583
Deferred revenue	253,923	250,048
Current portion of convertible debt	174,203	—

Total current liabilities	808,418	569,999
Deferred taxes	39,786	20,445
Deferred revenue, less current portion	28,548	24,312
Convertible debt, less current portion	356,266	578,850
Other long term debt and liabilities	434	393

Total liabilities	1,233,452	1,193,999

Contingencies (Note 12)
Minority interest	—	17,311
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued and Outstanding: 156,430,549 shares at September 30, 2002 and 140,699,222 shares at December 31, 2001	1,564	1,406
Additional paid-in capital	975,763	742,315
Deferred Compensation	(7,721)	—
Accumulated other comprehensive loss	(25,256)	(30,345)
Accumulated deficit	(244,739)	(290,782)

Total stockholders’ equity	699,611	422,594

Total liabilities, minority interest and stockholders’ equity	$1,933,063	$1,633,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net revenue:
Product	$152,523	$134,888	$441,373	$359,757
Services and support	79,667	70,757	244,488	194,597

Total net revenue	232,190	205,645	685,861	554,354

Cost of net revenue:
Product	23,541	28,304	73,764	77,185
Services and support	15,172	14,490	45,370	42,501

Total cost of net revenue	38,713	42,794	119,134	119,686

Operating costs and expenses:
Research and development(1)	37,824	33,882	105,881	108,741
Marketing and sales(2)	98,719	100,121	307,919	303,365
General and administrative(3)	35,489	23,282	83,559	79,136
Acquisition related costs not subject to capitalization	13,627	—	16,026	—
Recovery from doubtful accounts	(784)	(1,072)	(1,141)	(7,904)
Amortization of intangibles	3,091	15,479	8,458	47,996
Restructuring charge	—	—	1,116	—

Total operating costs and expenses	187,966	171,692	521,818	531,334

Income (loss) from operations	5,511	(8,841)	44,909	(96,666)
Interest and other income	9,126	8,856	23,425	27,801
Interest expense	(6,990)	(7,163)	(22,579)	(16,578)
Gain on sale of assets and technology	2,584	—	9,301	—
Write-down of strategic and other investments	(198)	(1,000)	(198)	(19,138)

Income (loss) before provision for income tax, minority interest and extraordinary item	10,033	(8,148)	54,858	(104,581)
Provision for (benefit from) income taxes	3,121	4,028	7,766	(7,144)

Income (loss) before minority interest and extraordinary item	6,912	(12,176)	47,092	(97,437)
Minority interest in loss (income) of consolidated subsidiaries	2,121	(152)	(1,075)	569

Income (loss) before extraordinary item	9,033	(12,328)	46,017	(96,868)
Extraordinary item — gain on repurchase of debt, net of taxes	57	1,077	26	1,077

Net income (loss)	$9,090	$(11,251)	$46,043	$(95,791)

Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	46	1,673	(2,310)	1,968
Foreign currency translation gain (loss)	(378)	(1,136)	7,399	(1,055)

Comprehensive income (loss)	$8,758	$(10,714)	$51,132	$(94,878)

Basic net income (loss) per share:
Income (loss) before extraordinary item	$0.06	$(0.09)	$0.31	$(0.71)
Extraordinary item — loss on repurchase of debt, net of taxes	—	0.01	—	0.01

Net income (loss) per share	$0.06	$(0.08)	$0.31	$(0.70)

Shares used in per share calculation — basic	149,344	137,750	147,021	137,256

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$0.06	$(0.09)	$0.30	$(0.71)
Extraordinary item — gain on repurchase of debt, net of taxes	—	0.01	—	0.01

Net income (loss) per share	$0.06	$(0.08)	$0.30	$(0.70)

Shares used in per share calculation — diluted	154,822	137,750	154,952	137,256

(1)	Includes stock-based compensation charges of $1,351 and $144 for the three months ended September 30, 2002 and 2001, respectively, and $236 and $342 for the nine months ended September 30, 2002 and 2001, respectively.

(2)	Includes stock-based compensation charges (credits) of $903 and $228 for the three months ended September 30, 2002 and 2001, respectively, and ($234) and $541 for the nine months ended September 30, 2002 and 2001, respectively.

(3)	Includes stock-based compensation charges of $9,456 and $448 or the three months ended September 30, 2002 and 2001, respectively, and $8,561 and $2,800 for the nine months ended September 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$46,043	$(95,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,918	79,535
Recovery from doubtful accounts	(1,141)	(7,904)
Non cash interest expense on convertible notes	9,390	16,585
Extraordinary item — gain on repurchase of debt, net of tax	(26)	(1,077)
Gain on sale of assets and technology	(9,301)	—
Realized gain on investments	(284)	(3,876)
Impairment of strategic investments	198	19,138
Minority interest	1,075	(569)
Deferred taxes	(30,663)	(35,542)
Stock-based compensation charges	8,563	3,683
Change in fair value of interest rate swap, net of change in the fair value of the debt	801	—
Changes in assets and liabilities:
Accounts receivable	24,712	3,596
Prepaid expenses, taxes and other	12,202	9,303
Accounts payable and accrued liabilities	30,688	3,172
Deferred revenue	6,806	63,240

Net cash provided by operating activities	136,981	53,493

Cash flows from investing activities:
Purchase of marketable securities	(459,080)	(427,721)
Proceeds from sale of marketable securities	453,041	528,063
Purchase of minority interest in McAfee.com	(81,407)	—
Purchases of technology	(11,557)	—
Sale of Secure Computing shares and collar	5,105	—
Sale of assets and technology	2,050	—
Increase in restricted cash	(20,229)	—
Purchase of shares of Network Associates Japan	—	(10,655)
Purchase of property, equipment and leasehold improvements	(40,444)	(20,096)

Net cash provided by (used in) investing activities	(152,521)	69,591

Cash flows from financing activities:
Proceeds from issuance of stocks from option plan and stock purchase plans	100,759	18,564
Repurchase of common stock	—	(53,800)
Issuance of 5.25% convertible notes	—	335,081
Repurchase of zero coupon convertible debentures	(66,175)	(61,950)
Change in minority interest and other	—	(314)

Net cash provided by financing activities	34,584	237,581

Effect of exchange rate fluctuations	2,076	4,051

Net increase in cash and cash equivalents	21,120	364,716
Cash and cash equivalents at beginning of period	612,832	275,539

Cash and cash equivalents at end of period	$633,952	$640,255

Non cash investing activities:
Unrealized gain (loss) on marketable investments	$(2,310)	$1,968

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

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements as of and for the year ended December 31, 2001, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3.     Business Combinations

      In September 2002, the Company repurchased the 25% minority interest in its McAfee.com subsidiary for approximately $219.9 million in cash and stock. The Company issued 8.3 million shares of its common stock valued at $14.62 per share, which corresponds to the average market price of the Company’s common stock two days before and after the date the terms of the acquisition were established. The acquisition was an effort to reduce or eliminate customer, market and brand confusion due to the similarity in its products, names and web addresses and to reduce or eliminate actual and potential conflicts between the companies and their sales forces, and related senior management distraction, due to confusion over market boundaries. This acquisition increased the Company’s ownership of McAfee.com to a 100% interest and was accounted for using the purchase method of accounting. As part of the acquisition, McAfee.com was merged with and into the Company. The results of operations of McAfee.com have always been included in the consolidated income (loss) before minority interest of the Company. Prior to the acquisition, the minority interest in the McAfee.com income (loss) was excluded from the Company’s consolidated net income (loss). Since the date of acquisition on September 13, 2002, no minority interest exists in McAfee.com and accordingly the consolidated net income (loss) includes the full amount of McAfee.com results from this date. The aggregate purchase price was allocated to tangible and identified intangible assets acquired and liabilities assumed based on preliminary estimates of fair value. Identifiable intangible assets totaled $54.0 million and are amortized using an estimated useful life identified for each type of intangible ranging from two to seven years. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $145.6 million has been recognized as goodwill.

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma financial information presents the combined results of the Company and McAfee.com as if the acquisition had occurred on January 1, 2001, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue	$232,190	$205,645	$685,861	$554,354
Income (loss) before extraordinary item	$18,864	$(14,056)	$58,054	$(104,988)
Net income (loss)	$18,921	$(12,979)	$58,080	$(103,911)
Basic net income (loss) per share:
Income (loss) before extraordinary item	$0.12	$(0.10)	$0.38	$(0.72)
Extraordinary item — loss on repurchase of debt, net of taxes	—	0.01	—	0.01

Net income (loss)	$0.12	$(0.09)	$0.38	$(0.71)

Shares used in per share calculation — basic	155,979	146,057	154,736	145,563

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$0.12	$(0.10)	$0.35	$(0.72)
Extraordinary item — loss on repurchase of debt, net of taxes	—	0.01	—	0.01

Net income (loss)	$0.12	$(0.09)	$0.35	$(0.71)

Shares used in per share calculation — diluted	163,355	146,057	164,880	145,563

      The above pro forma financial information includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by McAfee.com related to our exchange offer for all McAfee.com outstanding publicly held shares. The expenses incurred by McAfee.com amounted to $13.6 million and $16.0 million in the three and nine months ended September 30, 2002, respectively.

4.     Business Segment Information

      The Company has concluded that it has one business and operates in one industry, marketing and selling computer security, management and availability software and hardware for corporate users, government users and consumers. Management measures profitability based on the Company’s five geographic regions. The regions are evidence of the operating structure of the Company’s internal organization.

      The Company markets and sells, through its geographic regions, anti-virus and security software, hardware and services; network management software, hardware and services; and help desk software and services. These products and services are marketed and sold worldwide directly to consumers, corporate and government users, as well as through resellers, distributors, systems integrators and retailers. In addition, the Company offers web sites, which provide suites of online products and services personalized for the user based on the users’ PC configuration, attached peripherals and resident software. The Company also offers managed security and availability applications to corporations and governments on the Internet.

      Following is the summary of the Company’s revenue and income (loss) from operations by geographic region. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses; corporate marketing expenses of $8.1 million and $8.5 million for the three months ended

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2002 and 2001 respectively, and $27.1 million and $31.1 million for the nine months ended September 30, 2002 and 2001, respectively; amortization of intangibles; stock-based compensation charges; and restructuring costs. These corporate expenses are not considered attributable to any specific geographic region. Summarized financial information concerning the Company’s net revenue and income (loss) from operations by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue by region:
North America	$141,702	$141,100	$424,496	$376,778
Europe	68,035	42,476	195,937	129,036
Japan	9,924	11,931	30,689	18,245
Asia-Pacific (excluding Japan)	8,137	6,546	21,859	17,861
Latin America	4,392	3,592	12,880	12,434

Net revenue	$232,190	$205,645	$685,861	$554,354

Income (loss) from operations by region:
North America	$35,830	$25,044	$96,433	$31,141
Europe	27,840	9,082	75,627	27,810
Japan	1,498	2,568	6,181	(7,778)
Asia-Pacific (excluding Japan)	1,398	460	419	983
Latin America	677	607	1,394	2,429
Corporate	(61,732)	(46,602)	(135,145)	(151,251)

Income (loss) from operations	$5,511	$(8,841)	$44,909	$(96,666)

      The following is a summary of the Company’s long-lived assets and total assets by business and by geographic segment. Long-lived assets are capital expenditures, including land purchases, and do not include intangibles. Assets purchased to support general and administrative activities, including land purchases, are included in “Corporate” in the “Long-lived assets” table below. Assets purchased to support general and administrative activities, including land purchases, and intangibles are included in “Corporate” in the “Total assets” table, below. These corporate assets are not assigned to any specific geographic segment. Summarized

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial information concerning the Company’s long-lived assets and total assets by business and geographic segment is as follows (in thousands):

	September 30,	December 31,
	2002	2001

Total long-lived assets by region:
North America	$12,240	$21,626
Europe	6,844	6,143
Japan	3,981	3,652
Asia-Pacific (excluding Japan)	3,221	1,866
Latin America	208	231
Corporate	52,590	34,936

Total long-lived assets	$79,084	$68,454

Total assets by region:
North America	$1,203,883	$1,229,236
Europe	249,986	166,380
Japan	24,927	20,906
Asia-Pacific (excluding Japan)	6,882	4,844
Latin America	2,665	5,440
Corporate	444,720	207,098

Total assets	$1,933,063	$1,633,904

      Included within the Company’s North America segment are amounts related to McAfee.com, which prior to the repurchase transaction, discussed in Note 3, was reported as a separate segment. Net revenues and income (loss) from operations were approximately $21.0 million and $(6.3) million and $16.1 million and $1.3 million, for the three months ended September 30, 2002 and 2001, respectively. Net revenues and income (loss) from operations were approximately $60.5 million and $5.1 million and $43.4 million and $(2.0) million, for the nine months ended September 30, 2002 and 2001, respectively.

      In addition, McAfee.com had approximately $4.3 million and $6.2 million of long-lived assets as of September 30, 2002 and December 31, 2001, respectively and approximately $175.0 million and $124.4 million of total assets as of September 30, 2002 and December 31, 2001, respectively.

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Software licenses	$105,658	$103,805	$331,546	$237,165
Support and maintenance	54,313	43,666	168,736	121,512
Hardware	23,472	14,124	62,108	66,442
Retail	20,135	14,609	37,101	49,990
Consulting	9,259	10,856	28,204	29,032
Training	2,740	5,104	9,669	14,062
Hosting arrangements	13,355	11,131	37,879	29,991
Other	3,258	2,350	10,618	6,160

Total net revenue	$232,190	$205,645	$685,861	$554,354

5.     Sale of Assets and Technology

      On October 9, 2001, the Board of Directors of the Company approved a plan to integrate the activities of the Company’s PGP product group into its McAfee Security and Sniffer Technologies product groups. In addition to the integration plan, the Company began to look for a buyer for the PGP desktop encryption and Gauntlet firewall product. On February 13, 2002, the Company announced the sale of Gauntlet firewall/ VPN product to Secure Computing. As a result of the transaction, the Company received common shares of Secure Computing in exchange for the Gauntlet assets. The Company recorded a gain on sale of net assets of $6.7 million. On August 19, 2002, the Company announced the sale of PGP desktop encryption to PGP Corporation, a new venture funded company, for $2.0 million in cash. As a result of the transaction, the Company recorded a gain on sale of net assets of $2.6 million.

      In March 2002, the Company purchased a one-year collar consisting of 300,354 purchased put options with a strike price of $17.31 and the same number of written call options with a strike price of $22.04. Underlying both the put and call options are the Secure Computing shares. The Company designated the purchased collar as a fair value hedge of the Secure Computing available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” At the inception of the hedge, the Company assessed that the collar was highly effective based upon expected changes in the collar’s intrinsic value. In July 2002, the Company sold its shares in Secure Computing and closed its collar. As a result the Company recorded a net gain of $284,000.

6.     Restructuring

      As part of the plan to integrate certain activities of the Company’s PGP product group into its McAfee Security and Sniffer Technologies product group and to dispose of other product lines, the Company sold its Gauntlet business during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded during the first quarter of 2002. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the Company’s restructuring accrual established in February 2002 and the activity against the accrual during the nine months ended September 30, 2002 (in thousands):

		Severance
	Other	and
	Costs	Benefits	Total

Balance, February 2002	$190	$926	$1,116
Paid out	(190)	(926)	(1,116)

Balance, September 30, 2002	$—	$—	$—

7.     Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 15, 2002. The Company is currently assessing the impact of SFAS 146 on its financial statements.

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

      In November 2001, the Financial Accounting Standards Board (“FASB”) discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. During the quarter ended March 31, 2002, the Company adopted EITF 01-14. As a result, the Company reclassed a total amount of $0.4 million and $0.9 million from cost of revenue to revenue for the three and nine months ended September 30, 2001, respectively.

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

      In April of 2001, the EITF issued EITF Issue No. 01-03 “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree.” EITF Issue No. 01-03 addresses whether an acquiring

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity should recognize a liability for deferred revenue recorded by the acquiree when the business combination is initially recorded and, if so, how the amount assigned to that liability should be measured and presented in the acquiring entity’s financial statements. In March 2002, the Task Force reached a consensus that the acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to the customer(s) (a legal performance obligation) and the amount assigned to the liability should be based on its fair value at the date of the acquisition. The Company has properly applied the provisions of EITF 01-03 on its financial statements.

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” During the three months ended March 31, 2002, the Company adopted EITF 01-09. As a result, the Company reclassed $3.8 million and $21.9 million from marketing and sales expense to revenue for the three and nine months ended September 30, 2001, respectively.

8.     Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, the Company adopted SFAS 142 and has ceased to amortize approximately $156.9 million of goodwill. In lieu of amortization, the Company is required to perform an impairment review of its goodwill balance on at least an annual basis and upon the initial adoption of SFAS No. 142. This impairment review involves a two-step process as follows:

•	Step 1 — The Company compares the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Goodwill information is as follows (in thousands):

	January 1,	Goodwill		Effects of Foreign	September 30,
	2002	Acquired	Adjustments	Currency Exchange	2002

United States	$95,239	$145,648	$—	$—	$240,887
Europe	$36,320	$—	$—	$(55)	$36,265
Japan	$13,640	$—	$—	$—	$13,640
Canada	$5,287	$—	$—	$—	$5,287
Asia-Pacific (excluding Japan)	$3,439	$—	$—	$—	$3,439
Latin America	$3,005	$—	$—	$—	$3,005

Total	$156,930	$145,648	$—	$(55)	$302,523

      The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the income statement for the three and nine months ended September 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income (loss)	$9,090	$(11,251)	$46,043	$(95,791)
Goodwill amortization, net of taxes	—	12,302	—	36,276

Adjusted net income (loss)	$9,090	$1,051	$46,043	$(59,515)

Basic net income (loss) per share	$0.06	$(0.08)	$0.31	$(0.70)
Goodwill amortization, net of taxes	—	0.09	—	0.26

Adjusted basic net income per share	$0.06	$0.01	$0.31	$(0.44)

Diluted net income (loss) per share	$0.06	$(0.08)	$0.30	$(0.70)
Goodwill amortization, net of taxes	—	0.09	—	0.26

Adjusted diluted net income per share	$0.06	$0.01	$0.30	$(0.44)

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

		September 30,
		2002			December 31,
		Accumulated			2001
		Amortization			Accumulated
		(Including			Amortization
		Effects of			(Including Effects
	Gross	Foreign	Net	Gross	of Foreign	Net
	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other Intangible assets:
Purchased technologies	$62,503	$(44,195)	$18,308	$43,954	$(40,050)	$3,904
Trademarks, patents and other intangibles	101,969	(30,669)	71,300	48,351	(24,131)	24,220

	$164,472	$(74,864)	$89,608	$92,305	$(64,181)	$28,124

      The aggregate amortization expenses for the intangible assets listed above totaled $3.1 million and $2.6 million for the three months ended September 30, 2002 and 2001, respectively, and $8.5 million and $9.9 million for the nine months ended September 30, 2002 and 2001, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2002	$5,151
2003	16,982
2004	15,047
2005	13,231
2006	10,826
Thereafter	28,371

$89,608

9.     Convertible Debt

      Convertible debt comprises the following amounts (in thousands):

	September 30,	December 31,
	2002	2001

Zero Coupon Convertible Subordinated Debentures due 2018
Face Value	$358,500	$498,500
Unamortized Discount	(184,297)	(264,650)

Carrying Value	174,203	233,850

5.25% Convertible Subordinated Notes due 2006
Face Value (net of accumulated fair value adjustment of $11,266 at September 30, 2002, See Note 10)	356,266	345,000
Unamortized Discount	—	—

Carrying Value	356,266	345,000

Total convertible debt	$530,469	$578,850

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the three months ended September 30, 2002, the Company repurchased Debentures, which had an aggregate face amount at maturity of $100.0 million, at a net price of $47.4 million, which was financed from the Company’s investment portfolio. In connection with the repurchase, the Company recognized an extraordinary gain of approximately $57,000, net of taxes. For the nine months ended September 30, 2002, the Company repurchased Debentures with a total aggregate face amount at maturity of $140.0 million at a net price of $66.2 million, which was financed from the Company’s investment portfolio. In connection with the repurchases, the Company recognized an extraordinary gain of approximately $26,000, net of taxes.

      As of September 30, 2002, the Company’s aggregate cash, cash equivalents and marketable securities were approximately $999.0 million, including $20.2 million of restricted cash. Assuming that as of February 13, 2003 all Debentures outstanding as of September 30, 2002 are redeemed, the aggregate redemption price would equal approximately $177.2 million.

5.25% Convertible Subordinated Note Due 2006

      On August 17, 2001, the Company issued 5.25% convertible subordinated notes due 2006 (the “Notes”) with an aggregate principal amount of $345.0 million. The issuance generated net proceeds (after deducting fees and expenses) of approximately $335.1 million. The amortization of the issuance costs related to the Notes is calculated using the effective interest method. The Notes mature on August 15, 2006, unless earlier redeemed by the Company at its option or converted at the holder’s option. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, Notes may be converted into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes may also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related indenture). The Company may redeem all or a portion of the Notes for cash at any time on or after August 20, 2004 at a redemption price of 101.3125% of the principal amount, between August 20, 2004 and August 14, 2005 and 100.0% of the principal amount after August 14, 2005. The Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the related indenture), and are pari passu with respect to the Debentures. In July 2002, the Company entered into an interest rate swap transaction with two investment banks, which required that the convertible notes be carried out at fair value. (See Note 10)

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate maturities of the value of the long-term debt outstanding at September 30, 2002 are as follows (in thousands):

5.25%
	Zero Coupon	Convertible
	Convertible	Subordinated
	Debentures	Notes
	Due 2018(1)	Due 2006(2)	Total

2002	$—	$—	$—
2003	177,248	—	177,248
2004	—	—	—
2005	—	—	—
2006	—	345,000	345,000
2007 and thereafter	—	—	—

	$177,248	$345,000	$522,248

(1)	In February 2003, the Company may be required to use a significant portion of its cash balance to redeem its outstanding Debentures. The redemption value corresponds to the aggregate face value outstanding of $358.5 million less the related unamortized discount of $181.3 million on February 13, 2003.

(2)	In 2002, 2003, 2004, 2005 and 2006, the Company must make annual interest payments of $18.1 million. In the event the Notes are redeemed after August 20, 2004, the annual interest payments will be reduced.

10.     Interest Rate Swap Transaction

      In July 2002, the Company entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”), to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Note due 2006 (the “Notes”) (See Note 9).

      The notional amount of the Transactions was $345.0 million to match the entire principal amount of the Notes. The Company will receive from the Banks fixed payments equal to 5.25% percent of the notional amount, payable on February 15 and August 15 starting on August 15, 2002. In exchange, the Company will pay to the Banks floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months beginning August 15, 2002.

      The Transactions will terminate on August 15, 2006 (“Termination Date”), subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the twenty-day average closing price of the Company’s common stock equals or exceeds $22.59. Depending on the timing of the early termination event, the Banks would be obligated to pay the Company an amount equal to the redemption premium called for under the terms of the Notes.

      The Transactions qualified and were designated as a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative is recognized at fair value on the balance sheet with an offsetting entry to the income statement. In addition, changes in fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the income statement. The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest expense. The net expense recorded for the three and nine months ended September 30, 2002 was approximately $0.8 million.

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In support of the Company’s obligation under the Transactions, the Company is required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of collateral is presented as restricted cash in the financial statements.

      The Transactions qualifies as a fair value hedge under SFAS 133. To test effectiveness of the hedge, regression analysis will be performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes are calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For the three and nine months ended September 30, 2002, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Net Income (Loss) Per Share

      A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator — Basic
Income (loss) before extraordinary item	$9,033	$(12,328)	$46,017	$(96,868)
Extraordinary item — gain on repurchase of debt, net of taxes	57	1,077	26	1,077

Net income (loss)	$9,090	$(11,251)	$46,043	$(95,791)

Numerator — Diluted
Income (loss) before extraordinary item	$9,033	$(12,328)	$46,017	$(96,868)
Interest on convertible debentures(1)	—	—	—	—

Income (loss) before extraordinary item, adjusted	9,033	(12,328)	46,017	(96,868)
Extraordinary item — gain on repurchase of debt, net of taxes	57	1,077	26	1,077

Net income (loss), adjusted	$9,090	$(11,251)	$46,043	$(95,791)

Denominator — Basic
Weighted average shares of common stock outstanding	149,591	138,050	147,265	137,606
Less: weighted average shares of common stock subject to repurchase	(247)	(300)	(244)	(350)

Basic weighted average common shares outstanding	149,344	137,750	147,021	137,256

Denominator — Diluted
Basic weighted average common shares outstanding	149,344	137,750	147,021	137,256
Effective of dilutive securities:
Common stock options and shares subject to repurchase(2)	5,318	—	7,745	—
Warrants(3)	160	—	186	—

Diluted weighted average shares	154,822	137,750	154,952	137,256

Basic net income (loss) per share:
Income (loss) before extraordinary item	$0.06	$(0.09)	$0.31	$(0.71)
Extraordinary item — loss on repurchase of debt, net of taxes	$—	$0.01	$—	$0.01

Net income (loss) per share — Basic	$0.06	$(0.08)	$0.31	$(0.70)

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$0.06	$(0.09)	$0.30	$(0.71)
Extraordinary item — loss on repurchase of debt, net of taxes	$—	$0.01	$—	$0.01

Net income (loss) per share — Diluted	$0.06	$(0.08)	$0.30	$(0.70)

(1)	Diluted net income (loss) per share excludes the effects of shares, which will be issued in the event of conversion of the Company’s outstanding convertible debt. The total number of shares excluded from the calculation related to as-if converted shares was 22.2 million for the three and nine months ended September 30, 2002 and 25.5 million for the three and nine months ended September 30, 2001.

(2)	For the three and nine months ended September 30, 2002 and 2001, options to purchase 14.0 million and 33.0 million shares of common stock, respectively, and options to purchase 9.4 million and 33.0 million shares of common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

(3)	Warrants to purchase 0.2 million shares of the Company’s common stock were excluded from the determination of diluted net loss per share for the three and nine months ended September 30, 2001 as the effect of such warrants was anti-dilutive.

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Litigation

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

Securities Cases

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with Generally Accepted Accounting Principles (GAAP). Defendants’ filed a motion to dismiss plaintiff’s consolidated complaint on October 29, 2001. Plaintiff filed an opposition to the motion to dismiss on December 21, 2001 and defendants filed a reply to plaintiff’s opposition on February 1, 2002. The hearing on the motion to dismiss was held on April 16, 2002. On April 29, 2002, the Court entered an order approving a jointly stipulated withdrawal of defendants’ motion to dismiss. Plaintiffs filed a first amended complaint and consolidated complaint on September 30, 2002.

      On February 5, 2001, the Company was nominally sued in a derivative lawsuit filed in the Superior Court in Santa Clara County. The lawsuit, encaptioned Mean Ann Krim v. William L. Larson, et al., Case No. CV795734, asserts claims against William Larson, Peter Watkins, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper, Enzo Torresi, and others for breach of fiduciary duty and unjust enrichment. In particular, the complaints allege that the defendants engaged in a course of conduct by which they improperly accounted for revenue from software license sales, and that, as a result of their actions, certain of the Company’s financial statements were false and misleading and not in compliance with GAAP. The complaint seeks an unspecified amount of damages. Nominal defendant the Company filed a demurrer to the complaint on May 21, 2001. A hearing on the demurrer was held on June 29, 2001. On July 24, 2001, the Court sustained the demurrer with leave to amend. By order dated August 21, 2001, the Court granted plaintiff limited discovery for purposes of amending the complaint to meet the demand futility test imposed by Delaware law. Plaintiff filed an amended complaint on December 26, 2001. Nominal defendant Network Associates, Inc. filed a demurrer, which was joined by the individual defendants, to the amended complaint on January 30, 2002. A hearing on the demurrer was held on March 8, 2002. The Court entered an order on March 28, 2002 sustaining the demurrer without leave to amend and dismissing the amended complaint with

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prejudice. Plaintiff filed a Notice of Appeal in the California Court of Appeals, Sixth Appellate District on June 24, 2002.

      In March 2002, several putative securities class action lawsuits were filed in the Court of Chancery in the State of Delaware, County of New Castle, and the Superior Court of the State of California, County of Santa Clara, arising out of the Company’s acquisition of McAfee.com Corporation (“McAfee.com”). The lawsuits name as defendants the Company and certain of McAfee.com’s former officers and directors, and with respect to the Delaware Court of Chancery actions, McAfee.com. The lawsuits filed in the Delaware Court of Chancery, which were encaptioned Bank v. McAfee.com Corp., et al., Civil Action No. 19481; Birnbaum v. Sampath, et al., Civil Action No. 19482 NC; Brown v. Sampath, et al., Civil Action No. 19483 NC; Chin v. McAfee.com Corp., et al., Civil Action No. 19484 NC; Monastero v. Sampath, et al., Civil Action No. 19485; and Ebner v. Sampath, et al., Civil Action No. 19487, were consolidated into a single case (the “Consolidated Action”) by Court order dated April 9, 2002. Plaintiffs amended the complaint in the Consolidated Action on July 8, 2002. The second amended complaint asserts claims against defendants for breach of fiduciary duty on the grounds that (i) the price at which the Company proposed to consummate the McAfee.com exchange offer purportedly was unfair and inadequate, and (ii) defendants purportedly failed to disclose information material to assessing the propriety of the exchange offer. The plaintiffs seek, among other things, to recover unspecified damages and costs (and to enjoin or rescind the transaction contemplated by the proposal). On September 19, 2002 the parties entered into a memorandum of understanding and will finalize and present a settlement for approval by the Delaware Court of Chancery. The lawsuit filed in Santa Clara County is encaptioned Peyton v. Richards, et al., No. CV 806199. Another class action lawsuit was filed on April 9, 2002 in the United States District Court for the Northern District of California, encaptioned Getty v. Sampath, et. al., Case No. C 02 1692. On September 30, 2002, the parties in the Getty action filed a joint request with the United States District Court for the entry of an order staying the Getty proceedings until after the Delaware Chancery Court has an opportunity to approve the proposed settlement in the Delaware Consolidated Action. On April 2, 2002, defendants removed the California state action encaptioned Peyton v. Richards, et al., No. CV 806199 to the United States District Court for the Northern District of California. By order dated June 10, 2002, the California case encaptioned Peyton v. Richards, et al., No. C 02 1572 SBA was dismissed with prejudice. Subsequently, by stipulation filed June 20, 2002, the parties in Peyton agreed for the action to be remanded to California Superior Court for the County of Santa Clara solely for the purpose of allowing plaintiff Justin Peyton to dismiss the action, and the district court vacated the prior dismissal order as nunc pro tunc. On July 1, 2002, a putative class action lawsuit encaptioned Peyton v. Richards, et al., Case No. CV 809111 was filed in the California Superior Court for the County of Santa Clara against Network Associates and various former officers and directors of McAfee.com. The complaint generally alleges that (i) the defendant directors of McAfee.com are liable for breach of fiduciary duty because they failed to maximize the price of the Company’s exchange offer, and (ii) defendant the Company aided and abetted these breaches of fiduciary duty by structuring the exchange offer in terms preferential to the Company. The plaintiff seeks, among other things, (to enjoin or rescind the transaction contemplated by the offer,) to recover costs, and to impose a constructive trust upon any benefits improperly received by defendants. On September 20, 2002, the Superior Court entered an order approving the parties’ joint stipulation to stay the Peyton proceedings pending the Delaware Chancery Court’s approval of the proposed settlement in the Delaware Consolidated Action.

Other Matters

      On March 22, 2002, the Securities and Exchange Commission notified the Company that it has commenced a “Formal Order of Private Investigation” into the Company’s accounting practices. The SEC investigation is continuing, and the Company continues to provide documents and information to the SEC.

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Stock-Based Compensation

      The Company has recorded stock-based compensation charges of $11.7 million and $0.8 million in the three months ended September 30, 2002 and 2001, respectively, and $8.6 million and $3.7 million in the nine months ended September 30, 2002 and 2001, respectively. These charges are made up of the following (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Exchange of McAfee.com options	$11,239	$—	$11,239	$—
Repriced options	—	611	(5,547)	1,293
Options issued below fair market value	—	—	1,218	—
New and existing executives	349	209	1,278	977
Shares purchased outside Employee Stock Purchase Plan	—	—	60	—
Extended vesting term of options	—	—	193	—
Warrants to outside consultants	—	—	—	810
Former executives	122	—	122	603

Total stock-based compensation	$11,710	$820	$8,563	$3,683

      Exchange of McAfee.com options. On September 13, 2002, the Company acquired the minority interest in McAfee.com. In the acquisition, McAfee.com option holders received options for 0.675 of a share of the Company’s common stock plus $8.00 in cash, which will be paid to the option holder only upon exercise of the option and without interest, in exchange for each McAfee.com option. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of the Company’s common stock. The assumed options have been accounted for under the guidance in Emerging Issues Task Force Issue Number 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, these options are subject to variable accounting treatment, which means that a compensation charge has been measured initially at the date of the closing of the merger and then remeasured at the end of the reporting period. The initial charge was based on the excess of the closing price of our stock over the exercise price of the options plus the $8.00 per share payable in cash, which will be paid upon exercise of the option. The charge has been and will be remeasured, using the same methodology, until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge will be recorded as an expense over the remaining vesting period of the options, using the accelerated method of amortization under FASB Interpretation No. 28 (FIN 28) “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” To the extent that the options issued were fully vested at the date of the closing of the McAfee.com acquisition, the Company recorded a compensation expense immediately. Charges related to unvested options will be recorded in Deferred Compensation in stockholders’ equity. Depending upon movements in the market value of the Company’s common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

      During the three and nine months ended September 30, 2002, the Company recorded a charge of approximately $11.2 million related to exchanged options subject to variable accounting. The Company’s stock-based compensation charge related to exchanged options subject to variable accounting was based on the Company’s closing share price of $10.63 on September 30, 2002. As of September 30, 2002, the Company had exchanged outstanding options to purchase approximately 2.8 million shares subject to variable accounting.

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Repriced options. During the three months ended September 30, 2002, the Company did not record a charge related to repriced options subject to variable accounting. During the nine months ended September 30, 2002, the Company recorded a credit of approximately $6.5 million related to repriced options subject to variable accounting. For the three months ended September 30, 2002 and 2001, the Company’s stock-based compensation charges related to repriced options subject to variable accounting were based on quarter end per share prices of the Company’s stock of $10.63 and $12.89, respectively. The Company may incur stock-based compensation charges related to repriced options. The size of these charges could be significant depending on movements in the fair market value of our common stock above $20.375. As of September 30, 2002, the Company had repriced options to purchase approximately 1.1 million shares, which were outstanding and subject to variable accounting.

      The Company also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. During the three months ended September 30, 2002, the Company did not incur a related expense. Approximately $0.6 million was expensed during the three months ended September 30, 2001 and approximately $1.0 million and $1.2 million was expensed during the nine months ended September 30, 2002 and 2001, respectively.

      Options issued below fair market value. During the three months ended March 31, 2002, the Company recorded a one-time stock-based compensation charge of $1.2 million for stock options granted below fair market value. This charge relates to options granted in prior periods, which were identified in the first quarter of 2002 as having been granted below market value. The amount was determined to be immaterial for the periods when the grants were made and in the first quarter of 2002.

      New and existing executives. On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become the Company’s president and chief executive officer. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The Company recorded approximately $0.2 million during the three months ended September 30, 2002 and 2001 and approximately $0.9 million and $0.6 million during the nine months ended September 30, 2002 and 2001, respectively, related to stock-based compensation associated with Mr. Samenuk’s restricted stock.

      On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of the Company’s common stock on January 15, 2002. During the three and nine months ended September 30, 2002, the Company recorded approximately $0.1 million and $0.4 million, respectively, related to stock-based compensation associated with Mr. Samenuk’s restricted stock.

      On April 3, 2001, the Company entered into an employment agreement with Stephen C. Richards to become the Company’s executive vice president and chief financial officer. In accordance with the terms of the agreement, the Company issued 50,000 shares of stock to Mr. Richards for $0.01 per share. In the three months ended June 30, 2001, the Company recognized approximately $0.4 million related to stock-based compensation associated with the stock issued to Mr. Richards.

      Shares purchased outside Employee Stock Purchase Plan. On January 31, 2002, the Company experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although the Company reduced the number of shares plan participants could purchase by a pro rata amount, additional shares were required to be purchased outside of the plan in order to meet this shortfall. As a result, the Company recorded a one-time stock-based

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation charge of approximately $60,000 in the three months ending March 31, 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the price the shares were sold to plan participants.

      Extended vesting term of options. During the three months ended June 30, 2002, the Company recorded a one-time stock-based compensation charge of $0.2 million as a result of the modification of the terms of the options previously granted to employees.

      Warrants to outside consultants. In January 2001, upon completion of the search for the Company’s current chief executive officer, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $0.5 million and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; contractual life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair market value of the warrants was included as stock-based compensation during the three months ended March 31, 2001 and included in general and administrative expenses in the accompanying statement of operations.

      In April 2001, upon completion of the search for the Company’s chief financial officer, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 66,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $4.50 per share. The warrants are immediately exercisable and expire in April 2004. The combined fair value of the warrants was determined to be approximately $0.3 million and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.27%; expected life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair value of the warrants was included as stock-based compensation during the three months ended June 30, 2001 and included in general and administrative expenses in the accompanying statement of operations.

      Former executives. In January 2001, the Company’s board of directors appointed the Company’s current chief executive officer. Effective January 2001, the Company’s former chief executive officer, former chief financial officer, and former president and chief operating officer, became special advisors. Options held by these individuals continued to vest during 2001 while they each served their one-year terms as special advisors. As a result, the Company recorded a one-time stock-based compensation charge of approximately $0.6 million during the three months ended March 31, 2001.

      In July 2002, an executive of the Company became a non-employee, but continues to provide services to the Company. As he was allowed to continue to vest his options, the Company recorded a stock-based compensation charge corresponding to the fair market value of his vested options. The unvested options have been and will be remeasured periodically and recognized over the remaining vesting period using the accelerated method of amortization discussed in FIN 28. A total stock-based compensation of $0.1 million has been expensed during the three months ended September 30, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

Forward-Looking Statements and Factors That May Affect Future Results

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

Overview

      We are a leading supplier of network security and network management solutions. We operate our business in five geographic regions: North America, Europe, Japan, Asia-Pacific and Latin America. During September 2002, we repurchased the 25% minority interest in our McAfee.com subsidiary.

      The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and our Sniffer Technologies network fault and performance products. In addition to these two flagship products, we have focused our efforts on building a full line of complementary network security and network management solutions. On the network security side, we strengthened our anti-virus lineup by adding complementary products in the firewall and intrusion detection categories. On the network management side, we built upon our Sniffer Technologies line by adding products in the help desk, asset management, network monitoring, and network reporting categories. We continuously seek to expand our product lines.

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

      In the three and nine months ended September 30, 2002, our net revenue was approximately $232.2 million and $685.9 million, respectively, and income from operations of $5.5 million and $44.9 million, respectively.

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

      Our McAfee Security Product Group includes McAfee Consumer Security, which is a security ASP delivering security applications software and related services through an Internet browser at the McAfee.com web site. The McAfee.com applications allow users to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software patches and upgrades. McAfee.com also offers customers access to McAfee.com Personal Firewall, McAfee.com Wireless Security Center and McAfee.com Internet Privacy Service.

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

Results Of Operations

Three and Nine Months Ended September 30, 2002 and 2001

      The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue:
Product	66%	66%	64%	65%
Services and support	34	34	36	35

Total net revenue	100	100	100	100
Cost of net revenue:
Product	10	14	11	14
Services and support	7	7	7	7

Total cost of net revenue	17	21	17	21
Operating costs and expenses:
Research and development	16	16	15	19
Marketing and sales	43	49	45	55
General and administrative	15	11	12	14
Acquisition related costs not subject to capitalization	6	—	3	—
Recovery from doubtful accounts	—	(1)	—	(1)
Amortization of intangibles	1	8	1	9
Restructuring charge	—	—	—	—

Total operating costs and expenses	81	83	76	96

Income (loss) from operations	2	(4)	7	(17)
Interest and other income	4	4	3	5
Interest expense	(3)	(3)	(3)	(3)
Gain on sale of assets and technology	1	—	1	—
Write down of strategic and other investments	—	(1)	—	(3)

Income (loss) before provision for income taxes, minority interest and extraordinary item	4	(4)	8	(18)

Provision for (benefit from) income taxes	1	2	1	(1)

Income (loss) before minority interest and extraordinary item	3	(6)	7	(17)

Minority interest in loss (income) of consolidated subsidiaries	1	—	—	—

Income (loss) before extraordinary item	4	(6)	7	(17)

Extraordinary item — loss on repurchase of debt, net of taxes	—	1	—	—

Net income (loss)	4%	(5)%	7%	(17)%

      Net Revenue. Net revenue increased 13% to $232.2 million from $205.6 million in the three months ended September 30, 2002 and 2001, respectively. Net revenue increased 24% to $685.9 million from $554.4 million in the nine months ended September 30, 2002 and 2001, respectively.

      The following table sets forth for the periods indicated our net product revenue and net services and support revenue as a percent of net revenue.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Product	66%	66%	64%	65%
Services and support	34	34	36	35

Net revenue	100%	100%	100%	100%

      The following table sets forth for the periods indicated each major category of our net product revenue as a percent of net product revenue.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Subscription software licenses	27%	40%	30%	36%
Perpetual software licenses	43	37	45	30
Hardware	15	10	14	18
Retail	13	11	9	14
Other	2	2	2	2

Net product revenue	100%	100%	100%	100%

      Net product revenue includes revenue from software licenses, hardware, our retail products and royalties. Net product revenue increased 13% to $152.5 million from $134.9 million in the three months ended September 30, 2002 and 2001, respectively. The increase in net product revenue is attributable to the increase in new customer purchases of our hardware products in connection with our introduction of hardware based anti-virus products in the second half of 2001 and increased perpetual and subscription software licenses. For the nine months ended September 30, 2002 and 2001, product revenue increased 23% to $441.4 million from $359.8 million, respectively. The net product revenue for the nine months ended September 30, 2001 was adversely affected by our completion in the first quarter of 2001 of our move to the sell-through business model.

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

* This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 40 of this document.

      The following table sets forth, for the periods indicated each major category of our services and support as a percent of net services and support revenue.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Support and maintenance	68%	62%	69%	63%
Consulting	12	15	12	15
Training	3	7	4	7
Hosting arrangements and other	17	16	15	15

Net services and support revenue	100%	100%	100%	100%

      Net services and support revenues include revenues from software support and maintenance contracts, consulting, training and hosting arrangements. Net service and support revenues increased 13% to $79.7 million from $70.8 million in the three months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002 and 2001, net service and support revenue increased 26% to $244.5 million from $194.6 million. The increase in net service and support revenue is attributable to the growth of our installed customer base and the resulting renewal of support and maintenance contracts over the past periods. In addition, we experienced growth in our Managed Service Provider (MSP) and Application Service Provider (ASP) service offerings for the three and nine months ended September 30, 2002. During the three and nine months ended September 30, 2002 and 2001, consulting revenue remained relatively flat.

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

      Net international revenue accounted for approximately 42% and 34% of net revenue for the three months ended September 30, 2002 and 2001, respectively and approximately 41% and 35% of net revenue for the nine months ended September 30, 2002 and 2001, respectively. The increase in net international revenue as a percentage of net revenue was attributable to the focus on sales execution in regions around the world, particularly in Europe and Canada.

      We have announced our intentions to increase our international revenues both in absolute terms and as a percentage of our overall revenues.* Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, risks associated with currency fluctuations and hedging, tariffs and other trade barriers, sales force execution and difficulties staffing and managing international operations. Poor economic conditions in Asia, particularly Japan and Latin America have hurt our business and may impact our ability to expand international revenue. These factors may have a material adverse effect on our future net international revenue.

      Cost of Net Revenue. Cost of net revenue decreased 10% to $38.7 million from $42.8 million in the three months ended September 30, 2002 and 2001, respectively. As a percentage of net revenue, cost of net revenue decreased to 17% from 21% for the three months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to a decrease in material costs attributable to computer platforms and other hardware product costs. Cost of net revenue remained relatively constant at $119.1 million and $119.7 million in the nine months ended September 30, 2002 and 2001, respectively. As a percentage of net revenue, cost of

* This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 40 of this document.

net revenue decreased to 17% from 21% for the nine months ended September 30, 2002 and 2001, respectively.

      Our cost of net product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network fault and performance products, computer platforms and other hardware components. Cost of net product revenue decreased 17% to $23.5 million from $28.3 million for the three months ended September 30, 2002 and 2001, respectively. As a percentage of net product revenue, cost of net product revenue decreased to 15% from 21% in the three months ended September 30, 2002 and 2001, respectively. The decrease in the cost of net product revenue in absolute terms and as a percentage of net product revenue is due to the decrease in material costs attributable to computer platforms and other hardware product costs. Cost of net product revenue decreased 4% to $73.8 million from $77.2 million for the nine months ended September 30, 2002. As a percentage of net product revenue, cost of net product revenue decreased to 17% from 21% in the nine months ended September 30, 2002 and 2001, respectively. The decrease in the cost of net product revenue percentage is due to the change in product mix of hardware and software product revenue.

      Due to new hardware-based anti-virus product introductions during the second half of 2001 and anticipated growth in our hardware-based network fault and performance products, we expect that the cost of product revenue will increase in absolute terms and fluctuate as a percentage of product revenue in future periods.*

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue increased 5% to $15.2 million from $14.5 million in the three months ended September 30, 2002 and 2001, respectively. The increase in the cost of services and support revenue was due to additional technical support and customer service personnel hired to meet our customers’ technical support needs. Cost of services and support revenue as a percentage of net services and support revenue was 19% and 20% in the three months ended September 30, 2002 and 2001, respectively. The cost of services and support revenue increased 7% to $45.4 million from $42.5 million in the nine months ended September 30, 2002 and 2001, respectively. Cost of services and support revenue as a percentage of net services and support revenue was 19% and 22% in the nine months ended September 30, 2002 and 2001, respectively. The percentage of cost of services and support revenue decreased due to the cost of services and support revenue remaining relatively flat while services and support revenue increased 26% for the nine months ended September 30, 2002.

      Due to new service introductions during 2001, including anti-virus hosted services, anticipated growth in hosted services, increased maintenance and support orders and an increase in consulting and training services, we expect that the cost of service revenue will increase in absolute terms and will fluctuate as a percentage of net revenue in future periods.*

      We have excluded the effects of stock-based compensation in our discussion of operating costs and expenses below. The size and amount of our stock-based charges will vary from period to period based on movements in our stock price, making period to period comparisons difficult and, in some cases, not meaningful. See “Stock-Based Compensation” below.

* This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 40 of this document.

      The following sets forth for the periods indicated, our operating expenses, excluding the effects of stock-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Research and development(1)	$36,473	$33,738	$105,645	$108,399
Marketing and sales(2)	97,816	99,893	308,153	302,824
General and administrative(3)	26,033	22,834	74,998	76,336
Acquisition related costs not subject to capitalization	13,627	—	16,026	—
Provision for (recovery from) doubtful accounts	(784)	(1,072)	(1,141)	(7,904)
Amortization of intangibles	3,091	15,479	8,458	47,996
Restructuring charge	—	—	1,116	—

Total operating costs and expenses, excluding the effects of stock-based compensation	$176,256	$170,872	$513,255	$527,651

(1)	Excludes stock-based compensation charges of $1,351 and $144 for the three months ended September 30, 2002 and 2001, respectively, and $236 and $342 for the nine months ended September 30, 2002 and 2001, respectively.

(2)	Excludes stock-based compensation charges (credits) of $903 and $228 for the three months ended September 30, 2002 and 2001, respectively, and $(234) and $541 for the nine months ended September 30, 2002 and 2001, respectively.

(3)	Excludes stock-based compensation charges of $9,456 and $448 for the three months ended September 30, 2002 and 2001, respectively, and $8,561 and $2,800 for the nine months ended September 30, 2002 and 2001, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation of approximately $1.4 million and $0.1 million for the three months ended September 30, 2002 and 2001, respectively, research and development expenses increased 8% to $36.5 million from $33.7 million for the three months ended September 30, 2002 and 2001, respectively. The increase is primarily due to additional recruiting and hiring of personnel. Excluding the effects of stock-based compensation of approximately $0.2 million and $0.3 million for the nine months ended September 30, 2002 and 2001, respectively, research and development expenses decreased 3% to $105.6 million from $108.4 million for the nine months ended September 30, 2002 and 2001, respectively. Research and development expenses decreased due to focused product development, discontinuance of certain development efforts, and more efficient operations in our research and development groups.

      As a percentage of net revenue, research and development expenses were 16% for the three months ended September 30, 2002 and 2001. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 16% for the three months ended September 30, 2002 and 2001. As a percentage of net revenue, research and development expenses were 15% and 19% for the nine months ended September 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 15% and 20% for the nine months ended September 30, 2002 and 2001, respectively. We believe that continued investment in product and development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate research and development expenses to increase in absolute dollars and to fluctuate as a percent of net revenue.*

      Marketing and sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $0.9 million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively, marketing and sales expenses remained relatively flat at $97.8 million from $99.9 million for the three months ended September 30, 2002 and 2001, respectively. Excluding the effects of stock-based compensation of $(0.2) million and $0.5 million for the nine months ended September 30, 2002 and 2001, respectively, marketing and sales expenses increased 2% to $308.2 million from $302.8 million for the nine months ended September 30, 2002 and 2001, respectively. The increase is primarily due to additional hiring in our sales force.

      As a percentage of net revenue, marketing and sales expenses were 43% and 49% for the three months ended September 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, marketing and sales expenses were 42% and 49% for the three months ended September 30, 2002 and 2001, respectively. As a percentage of net revenue, marketing and sales expenses were 45% and 55% for the nine months ended September 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, marketing and sales expenses were 45% and 55% for the nine months ended September 30, 2002 and 2001, respectively. We anticipate marketing and sales expenses to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.*

      General and administrative. General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation of $9.5 million and $0.4 million for the three months ended September 30, 2002 and 2001, respectively, general and administrative expenses increased 74% to $39.7 million from $22.8 million for the three months ended September 30, 2002 and 2001, respectively. Of the total increase, approximately $13.6 million was attributable to the expenses incurred by McAfee.com related to our exchange offer for all outstanding publicly held shares of McAfee.com Class A common. Excluding those expenses, general and administrative expenses increased 14% to $26.0 million from $22.8 million for the three months ended September 30, 2002 and 2001, respectively. The remaining increase is due to recruiting and hiring additional personnel, and continued expansion of the information technology infrastructure to support business information systems. Excluding the effects of stock-based compensation of $8.6 million and $2.8 million for the nine months ended September 30, 2002 and 2001, respectively, general and administrative expenses increased 19% to $91.0 million from $76.3 million for the nine months ended September 30, 2002 and 2001, respectively. Of the total increase, approximately $16.0 million was attributable to the expenses incurred by McAfee.com related to our exchange offer for all outstanding publicly held shares of McAfee.com Class A common. Excluding those expenses, general and administrative expenses remained relatively flat at $75.0 million and $76.3 million for the nine months ended September 30, 2002 and 2001, respectively.

      As a percentage of net revenue, general and administrative expenses were 15% and 11% for the three months ended September 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses were 17% and 11% for the three months ended September 30, 2002 and 2001, respectively. As a percentage of net revenue, general and administrative expenses were 12% and 14% for the nine months ended September 30, 2002 and 2001, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses were 13% and 14% for the nine months ended September 30, 2002 and 2001, respectively. We anticipate general and administrative expenses to increase in absolute dollars as we incur additional infrastructure and other costs to support the anticipated growth of our business.*

* This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 40 of this document.

      Acquisition related costs not subject to capitalization. Deal related costs not subject to capitalization consist primarily of expenses incurred by McAfee.com related to our exchange offer for all outstanding publicly held shares of McAfee.com Class A common stock. As of the three and nine months ended September 30, 2002, we incurred charges of $13.6 million and $16.0 million, respectively. As a percentage of net revenue, deal related costs not subject to capitalization were 6% and 3% for the three and nine months ended September 30, 2002, respectively. No additional costs are expected to be incurred.*

      Provision for (Recovery from) Doubtful Accounts. Provision for (recovery from) doubtful accounts consists of our estimates for the uncollectability of receivables, net of recoveries of amounts previously written off. For the three months ended September 30, 2002, the changes in our doubtful accounts resulted in a net credit of $0.8 million compared to a net credit of $1.1 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we had a credit of $1.1 million compared to a credit of $7.9 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, the recovery related to previously reserved receivables from two distributors who were undergoing restructurings of their business operations and experiencing cash flow difficulties at the end of 2000.

      Amortization of Intangibles. We expensed $3.1 million and $15.5 million of amortization related to intangibles for the three months ended September 30, 2002 and 2001, respectively and $8.5 million and $48.0 million for the nine months ended September 30, 2002 and 2001, respectively. For the three and nine months ended September 30, 2002, amortization of intangibles relates to amortization of purchased technology and other identifiable intangible assets. For the three and nine months ended September 30, 2001, amortization of intangibles relates to amortization of purchased goodwill as well as purchased technology and other identifiable intangible assets. The decrease in amortization for the three and nine months ending September 30, 2002 was the result of adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. We anticipate amortization of intangibles to increase in absolute dollars in part due to the acquisition of the publicly held shares of McAfee.com.*

      Restructuring Charge. As part of the plan to integrate certain activities of our PGP product group into our McAfee Security and Sniffer Technologies product groups and to dispose of other product lines, we sold our Gauntlet business and discontinued other product lines during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded during the first quarter of 2002. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

      The following table sets forth our restructuring accrual established in February 2002 and the activity against the accrual during the nine months ended September 30, 2002 (in thousands):

		Severance and
	Other Costs	Benefits	Total

Balance, February 2002	$190	$926	$1,116
Paid out	(190)	(926)	(1,116)

Balance, September 30, 2002	$—	$—	$—

      Interest and Other Income. Interest and other income increased to $9.1 million from $8.9 million for the three months ended September 30, 2002 and 2001, respectively, and decreased to $23.4 million from $27.8 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease was primarily due to lower interest yields on cash and investments.

      Interest Expense. Interest expense decreased to $7.0 million from $7.2 million for the three months ended September 30, 2002 and 2001, respectively, and increased to $22.6 million from $16.6 million for the

* This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 40 of this document.

nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, interest expense increased primarily due to the issuance in August 2001 of our 5.25% convertible subordinated notes due 2006 offset by the repurchases of our zero coupon convertible subordinated debentures due 2018.

      Gain on Sale of Assets and Technology. In the nine months ending September 30, 2002, we recognized a $6.7 million and $2.6 million gain on the sale of PGP Gauntlet assets and technology in February 2002 and PGP Desktop/ Encryption assets and technology in July 2002, respectively.

      Write Down of Strategic and Other Investments. For the three and nine months ended September 30, 2002, we recorded an impairment charge of $0.2 million related to other than temporary decline in the value of our venture and strategic investments. For the three and nine months ended September 30, 2001, we recorded an impairment charge of $1.0 million and $19.1 million, respectively, related to an other than temporary decline in the value of some of our venture and strategic investments.

      Provision for Income Taxes. Our consolidated provision for income taxes for the three months and nine months ended September 30, 2002 was $3.1 million and $7.8 million, reflecting an effective tax rate of rate of 31% and 14%. The effective tax rate differs from the statutory rate primarily due to the impact of research and experimentation tax credits, utilization of foreign tax credits, utilization of subsidiary losses not previously benefited, and lower effective rates in some foreign jurisdictions. The higher effective tax rate for the three months ended September 30, 2002 was principally due to the non-deductible expenses related to the McAfee.com acquisition. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

      Our income tax provision was $4.0 million for the three months ended September 30, 2001, which was primarily due to the income taxes payable in foreign jurisdictions. Our income tax benefit was approximately $7.1 million for the nine months ended September 30, 2001. The tax benefit was attributable to aggregate net operating losses, net of income taxes payable in foreign jurisdictions.

Stock-based Compensation

      We recorded stock-based compensation charges of $11.7 million and $0.8 million in the three months ended September 30, 2002 and 2001, respectively, and $8.6 million and $3.7 million in the nine months ended September 30, 2002 and 2001, respectively. These charges are made up of the following (in thousands):

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Exchange of McAfee.com options	$11,239	$—	$11,239	$—
Repriced options	—	611	(5,547)	1,293
Options issued below fair market value	—	—	1,218	—
New and existing executives	349	209	1,278	977
Shares purchased outside Employee Stock Purchase Plan	—	—	60	—
Extended vesting term of options	—	—	193	—
Warrants to outside consultants	—	—	—	810
Former executives	122	—	122	603

Total stock-based compensation	$11,710	$820	$8,563	$3,683

      Exchange of McAfee.com options. On September 13, 2002, we acquired the minority interest in McAfee.com. McAfee.com option holders received options for 0.675 of a share of our common stock plus $8.00 in cash, which will be paid to the option holder only upon exercise of the option and without interest, for each McAfee.com option. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million of our shares. The assumed options have been accounted for under the guidance in

Emerging Issues Task Force Issue Number 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, these options are subject to variable accounting treatment, which means that a compensation charge has been measured initially at the date of the closing of the merger and then remeasured at the end of the reporting period. The initial charge was based on the excess of the closing price of our stock over the exercise price of the options plus the $8.00 per share payable in cash, which will be paid upon exercise of the option. The charge has been and will be remeasured, using the same methodology, until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge will be recorded as an expense over the remaining vesting period of the options, using the accelerated method of amortization under FASB Interpretation No. 28 (FIN 28) “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” To the extent that the options issued were fully vested at the date of the closing of the McAfee.com acquisition, the Company recorded a compensation expense immediately. Charges related to unvested options will be recorded in Deferred Compensation in stockholders’ equity. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

      During the three and nine months ended September 30, 2002, we recorded a charge of approximately $11.2 million related to exchanged options subject to variable accounting. Our stock-based compensation charge related to exchanged options subject to variable accounting was based on our closing share price of $10.63 on September 30, 2002. As of September 30, 2002, we had exchanged outstanding options to purchase approximately 2.8 million shares subject to variable accounting.

      Repriced options. During the three months ended September 30, 2002, we did not incur a charge related to repriced options subject to variable accounting. During the nine months ended September 30, 2002, we recorded credits of approximately $6.5 million related to repriced options subject to variable accounting. During the three and nine months ended September 30, 2001, we incurred a charge of approximately $0.1 million related to repriced options subject to variable accounting. For the three months ended September 30, 2002 and 2001, our stock-based compensation charges related to repriced options subject to variable accounting were based on quarter end per share prices of our stock of $10.63 and $12.89, respectively. We may incur stock-based compensation charges related to repriced options. The size of these charges could be significant depending on movements in the fair market value of our common stock above $20.375. As of September 30, 2002 we had repriced options to purchase approximately 1.1 million shares, which were outstanding and subject to variable accounting.

      We also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. During the three months ended September 30, 2002, we did not incur a related expense. Approximately $0.6 million was expensed during the three months ended September 30, 2001 and approximately $1.0 million and $1.2 million was expensed during the nine months ended September 30, 2002 and 2001, respectively.

      Options issued below fair market value. During the three months ended March 31, 2002, we recorded a one-time stock-based compensation charge of $1.2 million for stock options granted below fair market value. This charge relates to options granted in prior periods, which were identified in the first quarter of 2002 as having been granted below market value. The amount was determined to be immaterial for the periods when the grants were made and in the first quarter of 2002. The related charge has been recorded in the first quarter of 2002.

      New and existing executives. On January 3, 2001, we entered into an employment agreement with George Samenuk to become our president and chief executive officer. In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. We recorded approximately $0.2 million during the three months ended September 30, 2002 and 2001 and approximately $0.9 million and $0.6 million during the nine months ended September 30, 2002 and 2001, respectively, related to stock-based compensation associated with Mr. Samenuk’s restricted stock.

      On January 15, 2002, our board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and our right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on January 15, 2002. During the three and nine months ended September 30, 2002, we recorded approximately $0.1 million and $0.4 million, respectively, related to stock-based compensation associated with Mr. Samenuk’s restricted stock.

      On April 3, 2001, we entered into an employment agreement with Stephen C. Richards to become our executive vice president and chief financial officer. In accordance with the terms of the agreement, we issued 50,000 shares of stock to Mr. Richards for $0.01 per share. In the three months ended June 30, 2001, we recognized approximately $0.4 million related to stock-based compensation associated with the stock issued to Mr. Richards.

      Shares purchased outside Employee Stock Purchase Plan. On January 31, 2002, we experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although we reduced the number of shares plan participants could purchase by a pro rata amount, additional shares were required to be purchased outside of the plan in order to meet this shortfall. As a result, we recorded a one-time stock-based compensation charge of approximately $60,000 in the three months ending March 31, 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the price the shares were sold to plan participants.

      Extended vesting term of options. During the three months ended June 30, 2002, we recorded a one-time stock-based compensation charge of $0.2 million as a result of the modification of the terms of the options previously granted to employees.

      Warrants to outside consultants. In January 2001, upon completion of the search for our current chief executive officer, we issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $0.5 million and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.82%; contractual life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair market value of the warrants was included as stock-based compensation during the three months ended March 31, 2001 and included in general and administrative expenses in the accompanying statement of operations.

      In April 2001, upon completion of the search for our chief financial officer, we issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 66,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $4.50 per share. The warrants are immediately exercisable and expire in April 2004. The combined fair value of the warrants was determined to be approximately $0.3 million and was estimated using the Black-Scholes model with the following assumptions: risk free interest rate of 4.27%; expected life of 3 years; dividend yield of 0%; and expected volatility of 91%. The fair value of the warrants was included as stock-based compensation during the three months ended June 30, 2001 and included in general and administrative expenses in the accompanying financial statements.

      Former executives. In January 2001, our board of directors appointed our current chief executive officer. Effective January 2001, our former chief executive officer, former chief financial officer, and former president and chief operating officer, became special advisors. Options held by these individuals continued to vest during 2001 while they each served their one-year terms as special advisors. As a result, we recorded a one-time stock-based compensation charge of approximately $0.6 million during the three months ended March 31, 2001.

      In July 2002, one of our executives became a non-employee, but continues to provide services to us. As he was allowed to continue to vest his options, we recorded a stock-based compensation charge corresponding to the fair market value of his vested options. The unvested options have been and will be remeasured periodically and recognized over the remaining vesting period using the accelerated method of amortization discussed in FIN 28. A total stock-based compensation of $0.1 million has been expensed during the three months ended September 30, 2002.

Recent Accounting Pronouncements

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

      In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. During the quarter ended March 31, 2002, we adopted EITF 01-14. As a result, we reclassed a total amount of $0.4 million and $0.9 million from cost of revenue to revenue for the three and nine months ended September 30, 2001, respectively.

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

      In April of 2001, the EITF issued EITF Issue No. 01-03 “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree.” EITF Issue No. 01-03 addresses whether an acquiring entity should recognize a liability for deferred revenue recorded by the acquiree when the business combination is initially recorded and, if so, how the amount assigned to that liability should be measured and presented in the acquiring entity’s financial statements. In March 2002, the Task Force reached a consensus that the acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to the customer(s) (a legal performance obligation) and the amount assigned to the liability should be based on its fair value at the date of the acquisition. We have properly applied the provisions of EITF 01-03 on our financial statements.

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” During the quarter ended March 31, 2002, we adopted EITF 01-09. As a result, we reclassed $3.8 million and $21.9 million from marketing and sales expense to revenue for the three and nine months ended September 30, 2001, respectively.

Liquidity and Capital Resources

      At September 30, 2002, we had $634.0 million in cash and cash equivalents, $344.8 million in marketable securities and $20.2 million in restricted cash, for a combined total of $999.0 million.

      Net cash provided by operating activities was $137.0 million and $53.5 million in the nine months ended September 30, 2002 and 2001, respectively.

      Net cash provided by operating activities in the nine months ended September 30, 2002 resulted primarily from net income before non-cash charges and minority interest. Non-cash charges primarily include depreciation and amortization expense, non-cash interest expense on convertible notes and stock-based compensation charges, offset by the gain on sale of assets and technology. After excluding the effects of non-cash charges and minority interest from our net income, the result was approximately $93.2 million for the nine months ended September 30, 2002. Additional cash was generated from a decrease of $24.7 million in our accounts receivable balance, a decrease of $12.2 million in prepaid expenses and other assets, an increase of $6.8 million in deferred revenue and an increase of $30.7 in our accounts payable and accrued liabilities. This cash increase was offset by an increase in our deferred taxes of $30.7 million during the nine months ended September 30, 2002.

      Net cash provided by operating activities in the nine months ended September 30, 2001 resulted primarily from an increase in deferred revenue. These cash inflows were offset by an increase in deferred taxes.

      Net cash provided by (used in) investing activities was $(152.5) million and $69.6 million in the nine months ended September 30, 2002 and 2001, respectively. In the nine months ended September 30, 2002, the activity in the portfolio of our investment in marketable securities had a net cash usage of $6.0 million. Additional cash was used for the purchase of the minority interest in McAfee.com of $81.4 million, purchases of technology of $11.6 million, purchases of property, equipment and leasehold improvements of $40.4 million and restriction of cash of $20.2 million. These cash usages were offset by the proceeds from the sale of Secure Computing shares and collar of $5.1 million and sale of assets and technology of $2.0 million. In the nine months ended September 30, 2001, the activity in the portfolio of our investment in marketable securities generated net cash proceeds of $100.3 million. These proceeds were offset by our purchase of shares of

Network Associates Japan of $10.7 million and purchase of property, equipment and leasehold improvements of $20.1 million.

      Net cash provided by financing activities in the nine months ended September 30, 2002 amounted to $34.6 million, consisting of cash generated from the issuance of common stock under our stock option plan and employee stock purchase plan of $100.8 million offset by cash used in the repurchase of a portion of our zero coupon debentures of $66.2 million. In the nine months ended September 30, 2001, we generated cash from the issuance of our 5.25% convertible notes of approximately $335.1 million and issuance of common stock under our stock option plan and employee stock purchase plan of approximately $18.6 million. These proceeds were offset by approximately $62.0 million for the redemption of zero coupon convertible subordinated debentures and used approximately $53.8 million to settle all outstanding put options requiring us to repurchase our common stock at the election of the holders of these put options.

      During the nine months ended September 30, 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

      As described below, in February 2003, we may be required to use a significant portion of our cash balances to redeem outstanding zero coupon convertible subordinated debentures.*

      We believe that our available cash and anticipated cash flows from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.*

      There has been no significant change in the amount of our future commitments compared to the commitments disclosed in our Form 10-K/A, filed on June 28, 2002, except for our commitments under our zero coupon convertible debt.

      Aggregate maturities of the value of the long-term debt outstanding at September 30, 2002 are as follows (in thousands):

5.25%
	Zero Coupon	Convertible
	Convertible	Subordinated
	Debentures	Notes
	Due 2018(1)	Due 2006(2)	Total

2002	$—	$—	$—
2003	177,248	—	177,248
2004	—	—	—
2005	—	—	—
2006	—	345,000	345,000
2007 and thereafter	—	—	—

	$177,248	$345,000	$522,248

(1)	In February 2003, we may be required to use a significant portion of its cash balance to redeem our outstanding zero coupon convertible debentures. The redemption value corresponds to the aggregate face value outstanding of $358.5 million less the related unamortized discount of $181.2 million on February 13, 2003.

(2)	In 2002, 2003, 2004, 2005 and 2006, we must make annual interest payments of $18.1 million. In the event our 5.25% convertible subordinated notes are redeemed after August 20, 2004, the annual interest payments will be reduced.

* This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 40 of this document.

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

      Through a limited number of privately negotiated purchases, the most recent of which occurred in August 2002, we have repurchased zero coupon convertible subordinated debentures with an aggregate face amount of approximately $527.0 million, leaving an outstanding balance of approximately $358.5 million face amount. During the nine months ended September 30, 2002, we repurchased zero coupon convertible subordinated debentures, which had an aggregate face amount at maturity of $140.0 million, at a total price of $66.2 million, which was financed from our investment portfolio. In connection with the repurchases, we recognized an extraordinary gain of approximately $26,000, net of taxes. If and when appropriate opportunities present themselves, we may continue to use a portion of our cash balances to buy back additional amounts of these debentures.*

      As of September 30, 2002, the Company’s aggregate cash, cash equivalents and marketable securities were approximately $999.0 million, including $20.2 million of restricted cash. Assuming that as of February 13, 2003 all Debentures outstanding as of September 30, 2002 are redeemed, the aggregate redemption price would equal approximately $177.2 million.

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

* This statement and other statements similarly marked are forward-looking statements reflecting current expectations. There can be no assurance that our actual performance will meet current expectations. See “Risk Factors” discussion beginning on page 40 of this document.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      Our market risks at September 30, 2002 have not changed significantly from those discussed in Item 7A of our Form 10-K/A for the year ended December 31, 2001 filed with the Securities and Exchange Commission on June 28, 2002, except for the interest rate swap financial derivative. We entered into interest-rate swap agreements to modify the interest characteristics of our outstanding 5.25% convertible subordinated notes 2006 (the “Notes”) so that the interest payable on the Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of the Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. See also Note 11, “Interest Rate Swap Transaction,” in the Notes to Condensed Consolidated Financial Statements of Part I and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

      We were not profitable in 2001, 2000 and 1999. In 2001, we had a net loss of $100.7 million compared to a net loss of $123.9 million in 2000 and a net loss of $156.9 million in 1999. For the three months ended September 30, 2002 and 2001, we had net income of $9.1 million on net revenue of $232.2 million and net loss of $11.3 million on net revenue of $205.6 million, respectively. For the nine months ended September 30, 2002 and 2001, we had net income of $46.0 million on net revenue of $685.9 million and net loss of $95.8 million on net revenue of $554.4 million, respectively.

Operational Factors

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from quarter to quarter include:

•	volume, size and timing of new licenses and renewals of existing licenses;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and services we offer and whether, in the case of products, our products are sold directly by us or indirectly through distributors and whether, in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	costs or charges related to our acquisition or dispositions, including our recent acquisition of the publicly held shares of McAfee.com;

•	the components of our revenue that are deferred, particularly that portion attributable to our ASP/MSP subscription model; and

•	stock-based compensation charges and costs related to extraordinary events, including litigation, reductions in force and relocation of personnel.

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

      On April 26, 2002, we announced that we had discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of the audit committee of our board of directors to determine the scope and magnitude of these inaccuracies. On May 17, 2002, we announced that the audit committee had completed its internal accounting investigation and as a result we were required to restate certain of our financial statements. On June 28, 2002, we filed the required restated financial statements. The plaintiffs in the securities class action pending against us and our former officers have filed an amended complaint for federal securities claims related to the specific accounting inaccuracies identified in the restatement. The filing of these restated financial statements may lead to new litigation, may expand the claims and the class period in pending litigation, and may increase the cost of defending or resolving current litigation.

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

We Face Risks Related to the Acquisition and Integration of McAfee.com.

      In September 2002, we acquired all of the publicly traded Class A common stock of our former subsidiary, McAfee.com. As part of this acquisition, we merged McAfee.com into Network Associates and have begun integrating McAfee.com’s operations into our McAfee Consumer Group. We face a number of risks in connection with the McAfee.com integration, including:

•	the integration of McAfee.com’s workforce, infrastructure and products with our own may not proceed as quickly as expected and significant unanticipated costs could be incurred;

•	sales force confusion could occur during integration activities, possibly resulting in customer dissatisfaction or customer losses; and

•	integration and related activities may divert management’s attention.

We Face Risks Associated With Past and Future Transactions.

Acquisitions

      We may buy or make investments in complementary companies, products and technologies. Since 1995, we have completed a large number of significant acquisitions involving both public and private companies including the acquisition of the publicly traded McAfee.com shares in September 2002, the acquisition of CyberMedia and Dr. Solomon’s in 1998 and Network General in 1997. We have also completed a number of smaller acquisitions and we have acquired a number of our international distributors.

      Integration of an acquired company or technology is a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we:

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

Investments

      We have made a number of venture and minority investments in private companies with complementary products, services and technologies. As of September 30, 2002, all our venture and minority venture investments have been written down to zero. During 2002 and 2001, we recorded impairment charges of $0.2 million and $20.6 million, respectively, impairment charge in connection with these investments. We may make additional strategic investments.

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

Network Security

      Our principal competitors in the security market vary by product type. For firewalls, our principal competitors include CheckPoint, Symantec, and larger companies such as Cisco Systems and Microsoft. For intrusion detection products, we compete with Cisco Systems, Internet Security Systems and Symantec. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers. The markets for encryption and virtual private network (or VPN) products are highly fragmented with numerous small and large vendors. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

Network Management

      Our principal competitor in the network management market is Agilent. Other competitors include Acterna Corporation, Cisco Systems, Computer Associates, Compuware, Concord Communications, DeskTalk Systems, GN Nettest, Network Instruments, Radcom Technologies, Shomiti Systems and WildPackets.

Help Desk

      Our principal competitors in the help desk market are BMC (which recently acquired the Remedy help desk software), Computer Associates, FrontRange Solutions and Peregrine Systems.

Other Competitors

      We also face competition from large software companies such as HP, Intel, Microsoft and Novell, which may offer network security and management products as enhancements to their operating system.

We Face Risks Related to Our International Operations.

      Net revenue from international sales represented approximately 42% and 34% of our net revenue for the three months ended September 30, 2002 and 2001, respectively, and 41% and 35% for the nine months ended September 30, 2002 and 2001, respectively. We intend to focus on international growth and expect international revenue to account for a significant percentage of our net revenue. Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of the reorganization of our international sales forces by regions;

•	the need to train and integrate recently hired senior personnel in Europe, Asia-Pacific and Latin America;

•	uncertainties relative to regional economic circumstances, including the continued economic weakness in Asia and economic weakness in Latin America and pricing pressures associated with weak economic conditions in these regions;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	currency fluctuations and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions; and

•	a high incidence of software piracy in some countries.

      Additionally, our sales forces are organized by geographic region. This structure may lead to sales force competition for sales to multinational customers and may reduce our ability to effectively market our products to multinational customers.

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

      As of September 30, 2002, we had outstanding zero coupon debentures with an aggregate face amount of approximately $358.5 million. Assuming that as of February 13, 2003, these outstanding debentures are redeemed, the aggregate redemption price would equal approximately $177.2 million.

      In anticipation of any repurchase or optional redemption of the debentures, we may issue additional indebtedness to pay all or a portion of the repurchase or redemption price. This indebtedness may be issued in a greater amount than, or on terms less favorable than, the outstanding debentures or notes.

We May Incur Significant Stock-Based Compensation Charges Related to Repriced Options and Assumed McAfee.com Options.

      We may incur stock-based compensation charges related to employee options repriced in April 1999 (“Repriced Options”) and McAfee.com options we assumed in the acquisition of the publicly traded McAfee.com shares in September 2002 (“McAfee.com Options”). The size of these charges could be significant depending on the movements in the market value of our common stock. As a result of Financial Accounting Standards Board Interpretation No. 44, effective July 1, 2000, Repriced Options and McAfee.com Options are subject to variable accounting treatment. The stock-based compensation charge (or credit) is determined by the excess (or deficiency) of our closing stock price at the end of a reporting period over the fair value of our common stock on July 1, 2000, which was $20.375 for the repriced options. For the McAfee.com options, the stock-based compensation charge (or credit) is determined by the excess (or deficiency) of our closing stock price over the exercise price of the option minus $8.00 payable upon exercise of the option. As of September 13, 2002, our closing stock price was $13.10. Remeasurement of the charge continues until the earlier of the date of exercise, forfeiture or cancellation without replacement. The resulting compensation charge (or credit) to earnings will be recorded over the remaining life of the options subject to variable accounting treatment.

      As of September 30, 2002, we incurred a stock-based compensation charge of approximately $11.2 million relating to the assumption of McAfee.com Options. No charges were recorded for Repriced Options. During the remaining life of both the McAfee.com Options and Repriced Options we may record additional stock-based compensation charges. We estimate that for a $1 increase in our stock price at September 30, 2002, we will record a stock-based compensation charge of approximately $0.8 million.

We Have Recently Experienced Significant Changes in Senior Management and Plan to Add New Members of Senior Management.

      Several members of our senior management have only been added in the last year, and we intend to continue to add new members to senior management. In September 2002, we announced that William Kerrigan joined us as our senior vice president of our new McAfee Consumer division and Gregory Jorgensen joined as our senior vice president of marketing. In October 2002, we named Raymond J. Smets as president of Sniffer Technologies and announced Kevin Weiss as our new president of Europe, Middle East and Africa. Changes in management may be disruptive to our business and may result in the departure of existing employees and/or customers. It may take significant time to locate, retain and integrate qualified management personnel.

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

Customers May Cancel or Delay Purchases.

      Weakening economic conditions, new product introductions and expansions of our business may increase the time necessary to sell our products and services and require us to spend more on our sales efforts. Our products and services may be considered to be capital purchases by our current or prospective customers. Capital purchases are often discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business prospects or as a result of economic conditions in general.

We Face a Number of Risks Related to Our Product Sales through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 38% to 43% of our net revenue in any quarter. Our largest distributor, Ingram Micro, accounted for approximately 24% and 30% of net revenue during the three months ended September 30, 2002 and 2001, respectively, and 23% and 29% of net revenue during the nine months ended September 30, 2002 and 2001, respectively.

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

Payment Difficulties

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $7.0 million at September 30, 2002; $8.4 million at December 31, 2001; and $15.3 million at December 31, 2000. In 1999, one of our large European distributors, CHS, entered bankruptcy requiring us to record a related accounts receivable write-off of approximately $28.7 million. Also in 1999, Pinacor, a U.S. distributor, entered bankruptcy requiring us to record a related accounts receivable write-off of approximately $6.0 million. We regularly review the collectibility and credit-worthiness of our distributors and other customers to determine an appropriate allowance for doubtful accounts. Our uncollectable accounts could exceed our current or future allowances.

We Face the Risk of Future Non-Recurring Charges in the Event of Impairment and Will Experience Significant Amortization Charges Related to Purchased Technology.

      We adopted SFAS 142 beginning in 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles, and we must evaluate our intangible assets, including goodwill and purchased technology, at least annually for impairment. We completed the initial impairment review during the second quarter of 2002. As a result, the intangible assets were determined not to be impaired. For the three months ended September 30, 2002 and 2001, our amortization charge for purchased technology and other intangibles was $3.1 million and $2.6 million, respectively. For the nine months ended September 30, 2002 and 2001, our amortization charge for purchased technology and other intangibles was $8.5 million and $9.9 million, respectively. If we determine that these items are impaired, we will be required to take a related non-recurring charge to earnings.

We Face Risks Related to the Recent Reorganization of Our Professional Services Organization.

      Historically, our professional service organization was organized by product groups. In October 2002, we announced the formation of our Expert Services Organization. This organization will be located in each of our geographical regions. The Expert Services Organization combines the professional service teams from our

McAfee Security and Sniffer Technologies product groups to serve as our professional services and educational organization. Risks related to this reorganization include:

•	the integration of our professional services teams may prove to be unsuccessful, might take more time than anticipated or might cost more than expected;

•	integration of the professional services teams and related activities may divert management’s attention; and

•	integration of the professional services teams may be disruptive to pre-existing customer relationships.

We Face Risks Related to Our Application Service Provider Strategy.

      Customers of our ASP or hosted products and services essentially “rent” the use of our software. For example, McAfee Security ASaP offers hosted services to corporate customers and our McAfee.com website is dedicated to updating, upgrading and managing PCs over the Internet for consumers and small to medium-sized businesses. This web-based model is a relatively new concept, and our ASP products and services may fail to maintain or increase market acceptance. The growth, market acceptance and ultimate profitability of our ASP services is highly uncertain and subject to a number of factors, including:

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

We Face Risks Related to Our Strategic Alliances, including Our Alliance with ISS.

      We may not realize the desired benefits from our strategic alliances on a timely basis or at all. We face a number of risks relating to our strategic alliances including:

•	Our strategic alliances are generally terminable by either party with no or minimal notice or penalties. We may expend significant time, money and resources to further strategic alliances that are terminated.

•	Business interests may diverge over time, which might result in conflict or termination.

•	Strategic alliances require significant coordination between the parties involved. To be successful, our alliances may require the integration of other companies’ products with our products, which may involve significant time and expenditure by our technical staff and the technical staff of our strategic allies.

•	Our sales and marketing force may require additional training to market products that result from our strategic alliances. The marketing of these products may require additional sales force efforts and may be more complex than the marketing of our own products.

•	The integration of products from different companies may be more difficult than we anticipate, the risk of integration difficulties, incompatible products and undetected programming errors or bugs may be higher than that normally associated with new products.

•	Our strategic alliances may involve providing professional services, which might require significant additional training of our professional services personnel and coordination between our professional services personnel and other third-party professional service personnel.

•	Due to the complex nature of our products and of those parties with whom we have strategic alliances, it may take longer then we anticipate to successfully integrate and market our respective products.

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

Pending or Future Litigation Could Have a Material Adverse Impact on Our Results of Operation and Financial Condition.

      In addition to intellectual property litigation, from time to time, we have been subject to litigation. Where we can make a reasonable estimate of the liability relating to pending litigation, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources. A putative securities class action is currently pending against us, our directors and our former officers. The plaintiffs allege that we and the other defendants improperly engaged in a course of conduct by which we improperly accounted for revenue from our software license sales and that, as a result, certain of our financial statements were false and misleading and not in compliance with generally accepted accounting principles. The plaintiffs in this action have filed an amended complaint for federal securities claims relating to our recent accounting restatement.

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

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.

      During the nine months ended September 30, 2002, our stock price was highly volatile ranging from a per-share high of $30.26 to a low of $10.10. During the year ended December 31, 2001, our stock price ranged from a per-share high of $27.27 to a low of $4.19. On November 11, 2002, our close price per share price was $16.47. Announcements, business developments, such as a material acquisition, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. We may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. Securities class action litigation has been instituted following previous periods of volatility. A number of putative class actions were brought against our former officers, directors and us. This litigation, and any other litigation, could result in substantial costs and a diversion of management’s attention and resources.

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

Our Charter Documents and Delaware Law and Our Rights Plan May Impede or Discourage a Takeover, which Could Lower Our Stock Price.

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

Item 4.     Disclosure Controls and Procedures

      During the 90 day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Our CEO and CFO believe based on the evaluation that the design and operation of our disclosure controls and procedures are effective to ensure that material information relating to Networks Associates is made known to them by others within the Company during the period in which this Report on Form 10-Q was being prepared. During the third quarter, we appointed David Roche as the head of our internal audit function. Prior to this appointment, Mr. Roche provided internal audit services to us as an outside service provider. Except as described above, there have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to that evaluation.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

      Information with respect to this item is incorporated by reference to Note 12 of the Notes to the Condensed Consolidated Financial Statements included herein on page 18 of this Report on Form 10-Q.

Item 2.     Changes in Securities

      Nothing to report.

Item 3.     Defaults in Securities

      Nothing to report.

Item 4.     Submission of Matters to a Vote of Security Holders

      Nothing to report.

Item 5.     Other Information

      The Company has revised its Insider Trading Policy to allow directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of September 30, 2002, George Samenuk, the Company’s Chairman and Chief Executive Officer, Stephen C. Richards, the Company’s Chief Operating Officer and Chief Financial Officer, Vernon Gene Hodges, the Company’s President, Kent H. Roberts, the Company’s Executive Vice President and General Counsel, and Bakulesh Mehta, the President of the Company’s Sniffer Technologies product group adopted Rule 10b5-1 trading plans. The Company believes that additional directors, officers and employees may establish such programs. In the quarter ended September 30, 2002, all trades in the Company’s stock made by officers who have adopted Rule 10b5-1 trading plans were made pursuant to the terms of such plans.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

      Form 8-K reports.

      On July 1, 2002, Company filed a report on Form 8-K announced that it planned to make an offer to the stockholders of McAfee.com Corporation to exchange their shares of Class A common stock of McAfee.com Corporation for shares of Network Associates common stock.

      On July 3, 2002, the Company filed a report on Form 8-K to file revised 2001, 2000 and 1999 Consolidated Financial Statements and Notes to Consolidated Financial Statements to include supplemental disclosure requirements to comply with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” paragraph 61.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

Date: November 12, 2002

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

      I, George Samenuk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Networks Associates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer’s other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6. The issuer’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 12, 2002

/s/ GEORGE SAMENUK

Name: George Samenuk
Title: Chairman and Chief Executive Officer

      I, Stephen C. Richards, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Networks Associates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer’s other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6. The issuer’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 12, 2002

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      I, George Samenuk certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Networks Associates, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Networks Associates, Inc.

By:	/s/ GEORGE SAMENUK

Name: George Samenuk
Title: Chairman and Chief Executive Officer

      I, Stephen C. Richards certify, pursuant to 18 U.S.C. Section 135-0, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Networks Associates Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Networks Associates Inc.

By:	/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(15)
2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(16)
3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	Restated Bylaws of the Registrant.(21)
3.3	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(17)
4.1	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(22)
4.3	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(22)
10.1	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)

Exhibit
Number		Description

10.3		Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)
10.4		Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.5		2002 Employee Stock Purchase Plan.(11)
10	.6*	1997 Stock Incentive Plan, as Amended.(11)
10	.7*	Stock Option Plan for Outside Directors.(12)
10	.8*	2000 Nonstatutory Stock Option Plan.(19)
10	.9*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(24)
10	.10*	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(20)
10.11		1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(23)
10.12		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(23)
10.13		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(23)
10.14		Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(23)
10.15		Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(23)
10.16		Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(23)
10.17		Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(23)
10.18		Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(23)
10.19		Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(23)
10.20		Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(23)
10.21		Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(23)
10.22		Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(23)
10.23		Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(23)
10.24		Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(23)
10.25		Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(23)
10.26		Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(23)
10.27		Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(23)
10.28		Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(23)
10	.29*	Employment Agreement between Bakulesh A. Mehta and the Registrant, dated October 9, 2001.(24)
10	.30*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(24)
10	.31*	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001.(24)

Exhibit
Number		Description

10	.32*	Employment Contract between Michele Fitzpatrick and the Registrant, dated September 26, 2001.(24)
10	.33*	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(24)
10.34		Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002
12.1		Calculation of Ratio of Earnings to Fixed Charges.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(12)	Incorporated by reference from the Registrant’s Registration Statement filed on Form S-8 filed with the Commission on December 2, 1997.

(13)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(14)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(15)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(16)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(17)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(19)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(20)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 6, 2001.

(22)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(23)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(24)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.