Form 10-Q/A
period 2002-09-30
NETWORKS ASSOCIATES INC/
filed 2002-12-06
CIK 890801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

      THIS 10-Q/ A IS BEING FILED FOR THE PURPOSE OF AMENDING ITEMS 1 AND 2 OF PART I OF FORM 10-Q AS OF SEPTEMBER 30, 2002 TO REFLECT THE RECLASSIFICATION OF CERTAIN BUSINESS SEGMENT PRODUCT REVENUE INFORMATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001. THIS AMENDMENT IS A RESULT OF A REVISION OF THE METHODOLOGY USED FOR ALLOCATING REVENUE RELATED RESERVES AMONG THE COMPANY’S MAJOR REVENUE CATEGORIES. THE CHANGE DOES NOT EFFECT PREVIOUSLY REPORTED NET PRODUCT REVENUE, NET INCOME, FINANCIAL POSITION OR CASH FLOW AMOUNTS. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THE FORM 10-Q/ A IS AS OF SEPTEMBER 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RECLASSIFICATIONS.

This document contains 62 pages.

The Exhibit Index is on page 59.

NETWORKS ASSOCIATES, INC.

FORM 10-Q/A, SEPTEMBER 30, 2002

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

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      These condensed consolidated financial statements have been prepared by Networks Associates, Inc. (the “Company”) without audit in accordance with instructions to Form 10-Q/A and Article 10 of Regulation S-X. The unaudited, condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

	September 30,	December 31,
	2002	2001

Total long-lived assets by region:
North America	$12,240	$21,626
Europe	6,844	6,143
Japan	3,981	3,652
Asia-Pacific (excluding Japan)	3,221	1,866
Latin America	208	231
Corporate	52,590	34,936

Total long-lived assets	$79,084	$68,454

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2002	2001

Total assets by region:
North America	$1,203,883	$1,229,236
Europe	249,986	166,380
Japan	24,927	20,906
Asia-Pacific (excluding Japan)	6,882	4,844
Latin America	2,665	5,440
Corporate	444,720	207,098

Total assets	$1,933,063	$1,633,904

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

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(As	(As	(As	(As
	Amended)	Amended)	Amended)	Amended)

Software licenses	$113,677	$113,691	$342,845	$247,754
Support and maintenance	54,313	43,666	168,736	121,512
Hardware	25,147	15,593	66,003	70,986
Retail	10,441	3,254	21,907	34,612
Consulting	9,259	10,856	28,204	29,032
Training	2,740	5,104	9,669	14,062
Hosting arrangements	13,355	11,131	37,879	29,991
Other	3,258	2,350	10,618	6,405

Total net revenue	$232,190	$205,645	$685,861	$554,354

      The Company has amended the previously disclosed analysis of net product revenue information for the software licenses, hardware and retail categories to reflect a refinement in its methodology of allocating the Company’s revenue related reserves to the individual categories shown above.

      For the purposes of calculating the previously disclosed information, reserves had been allocated to the individual line items in the above analysis based on a pro-rata allocation using gross revenue for each line item during the quarter.

      The amended analysis reflects a methodology, which specifically applies certain revenue related reserves, to the applicable product revenue line items. The remaining revenue related reserves continue to be allocated to each of these line items using a pro-rata allocation.

NETWORK ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of this revised allocation is as follows:

	Three Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Increase (decrease) to amounts previously reported:
Software licenses	$8,019	$9,886	$11,299	$10,589
Hardware	1,675	1,469	3,895	4,544
Retail	(9,694)	(11,355)	(15,194)	(15,378)
Other	—	—	—	245

Effect on total net revenue	$0	$0	$0	$0

      Differences between the three and nine months periods, include the effects of the quarters ended March 31 and June 30, 2002 and 2001. Such amounts are not deemed material to warrant amending the Forms 10-Qs for those periods as the refinement in the methodology related primarily to reserves for retail revenues recorded in the third quarter of 2002 and 2001.

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

Forward-Looking Statements and Factors That May Affect Future Results

      Some of the statements contained in this Report on Form 10-Q/A are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q/A are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. In some instances, we have also indicated forward-looking statements with an asterisk (*). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include, but not limited to, those discussed in “Risk Factors” and elsewhere in this Report on Form 10-Q/A.

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

      The following table sets forth for the periods indicated our net product revenue and net services and support revenue as a percent of net revenue.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Product	66%	66%	64%	65%
Services and support	34	34	36	35

Net revenue	100%	100%	100%	100%

      The following table sets forth for the periods indicated each major category of our net product revenue as a percent of net product revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(As	(As	(As	(As
	Amended)	Amended)	Amended)	Amended)
Subscription software licenses	28%	45%	31%	37%
Perpetual software licenses	46	39	47	32
Hardware	17	12	15	20
Retail	7	2	5	9
Other	2	2	2	2

Net product revenue	100%	100%	100%	100%

      The amended percentage above reflect a re-allocation of certain product revenue related reserves as discussed in Note 4 of Notes to the Condensed Consolidated Financial Statements.

      Net product revenue includes revenue from software licenses, hardware, our retail products and royalties. Net product revenue increased 13% to $152.5 million from $134.9 million in the three months ended September 30, 2002 and 2001, respectively. The increase in net product revenue is attributable to the increase in new customer purchases of our hardware products in connection with our introduction of hardware based anti-virus products in the second half of 2001 and increased perpetual software licenses and retail sales. For the nine months ended September 30, 2002 and 2001, product revenue increased 23% to $441.4 million from $359.8 million, respectively. The net product revenue for the nine months ended September 30, 2001 was adversely affected by our completion in the first quarter of 2001 of our move to the sell-through business model.

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

      Net cash provided by financing activities in the nine months ended September 30, 2002 amounted to $34.6 million, consisting of cash generated from the issuance of common stock under our stock option plan and employee stock purchase plan of $100.8 million offset by cash used in the repurchase of a portion of our zero coupon debentures of $66.2 million. In the nine months ended September 30, 2001, we generated cash from the issuance of our 5.25% convertible notes of approximately $335.1 million and issuance of common stock under our stock option plan and employee stock purchase plan of approximately $18.6 million. These proceeds were offset by approximately $62.0 million used for the redemption of zero coupon convertible subordinated debentures and approximately $53.8 million used to settle all outstanding put options requiring us to repurchase our common stock at the election of the holders of these put options.

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

      Aggregate maturities of the value of the long-term debt outstanding at September 30, 2002 are as follows (in thousands):

5.25%
	Zero Coupon	Convertible
	Convertible	Subordinated
	Debentures	Notes
	Due 2018(1)	Due 2006(2)	Total

2002	$—	$—	$—
2003	177,248	—	177,248
2004	—	—	—
2005	—	—	—
2006	—	345,000	345,000
2007 and thereafter	—	—	—

	$177,248	$345,000	$522,248

(1)	In February 2003, we may be required to use a significant portion of our cash balance to redeem our outstanding zero coupon convertible debentures. The redemption value corresponds to the aggregate face value outstanding of $358.5 million less the related unamortized discount of $181.2 million on February 13, 2003.

(2)	In 2002, 2003, 2004, 2005 and 2006, we must make annual interest payments of $18.1 million. In the event our 5.25% convertible subordinated notes are redeemed after August 20, 2004, the annual interest payments will be reduced.

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

      Our market risks at September 30, 2002 have not changed significantly from those discussed in Item 7A of our Form 10-K/A for the year ended December 31, 2001 filed with the Securities and Exchange Commission on June 28, 2002, except for the interest rate swap financial derivative. We entered into interest-rate swap agreements to modify the interest characteristics of our outstanding 5.25% convertible subordinated notes due 2006 (the “Notes”) so that the interest payable on the Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of the Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. See also Note 11, “Interest Rate Swap Transaction,” in the Notes to Condensed Consolidated Financial Statements of Part I and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Item 2 of this Form 10-Q/A for additional discussions of our market risks.

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

Item 4.     Disclosure Controls and Procedures

      During the 90 day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Our CEO and CFO believe based on the evaluation that the design and operation of our disclosure controls and procedures are effective to ensure that material information relating to Networks Associates is made known to them by others within the Company during the period in which this Report on Form 10-Q/A was being prepared. During the third quarter, we appointed David Roche as the head of our internal audit function. Prior to this appointment, Mr. Roche provided internal audit services to us as an outside service provider. Except as described above, there have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to that evaluation.

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

Date: December 6, 2002

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

      I, George Samenuk, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Networks Associates, Inc.;

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

Date:     December 6, 2002

/s/ GEORGE SAMENUK

Name: George Samenuk
Title: Chairman and Chief Executive Officer

      I, Stephen C. Richards, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Networks Associates, Inc.;

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

Date:     December 6, 2002

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      I, George Samenuk certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Networks Associates, Inc. on Form 10-Q/A for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q/A fairly presents in all material respects the financial condition and results of operations of Networks Associates, Inc.

By:	/s/ GEORGE SAMENUK

Name: George Samenuk
Title: Chairman and Chief Executive Officer

      I, Stephen C. Richards certify, pursuant to 18 U.S.C. Section 135-0, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Networks Associates Inc. on Form 10-Q/A for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q/A fairly presents in all material respects the financial condition and results of operations of Networks Associates Inc.

By:	/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(15)
2.12	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(16)
3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	Restated Bylaws of the Registrant.(21)
3.3	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(17)
4.1	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(22)
4.3	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(22)
10.1	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)

Exhibit
Number		Description

10.4		Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.5		2002 Employee Stock Purchase Plan.(11)
10	.6*	1997 Stock Incentive Plan, as Amended.(11)
10	.7*	Stock Option Plan for Outside Directors.(12)
10	.8*	2000 Nonstatutory Stock Option Plan.(19)
10	.9*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(24)
10	.10*	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(20)
10.11		1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(23)
10.12		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(23)
10.13		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(23)
10.14		Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(23)
10.15		Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(23)
10.16		Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(23)
10.17		Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(23)
10.18		Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(23)
10.19		Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(23)
10.20		Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(23)
10.21		Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(23)
10.22		Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(23)
10.23		Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(23)
10.24		Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(23)
10.25		Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(23)
10.26		Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(23)
10.27		Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(23)
10.28		Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(23)
10	.29*	Employment Agreement between Bakulesh A. Mehta and the Registrant, dated October 9, 2001.(24)
10	.30*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(24)
10	.31*	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001.(24)
10	.32*	Employment Contract between Michele Fitzpatrick and the Registrant, dated September 26, 2001.(24)
10	.33*	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(24)

Exhibit
Number		Description

10	.34*	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002.(25)
12.1		Calculation of Ratio of Earnings to Fixed Charges.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 11, 1997.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 2, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 4, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(12)	Incorporated by reference from the Registrant’s Registration Statement filed on Form S-8 filed with the Commission on December 2, 1997.

(13)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 13, 1996.

(14)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998.

(15)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(16)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(17)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 13, 1999.

(19)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(20)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 6, 2001.

(22)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(23)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(24)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(25)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.