Form 10-K/A
period 2000-12-31
NETWORKS ASSOCIATES INC/
filed 2003-10-31
CIK 890801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE:

      THIS 10-K/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 6, 7, 7A, 8 AND 14 TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K/A. ALL INFORMATION IN THIS FORM 10-K/A IS AS OF DECEMBER 31, 2000 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT. THIS 10-K/A AMENDS OUR PREVIOUSLY FILED FORM 10-K/A WHICH WAS FILED ON JUNE 28, 2002. FOR A DESCRIPTION OF OUR BUSINESS AND THE RISKS RELATED TO OUR BUSINESS, SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

PART I

Restatement of Consolidated Financial Statements

      In the first quarter of 2002, the Securities and Exchange Commission (“SEC”) commenced a “Formal Order of Private Investigation” into our accounting practices. In the first quarter of 2003, we became aware that the U.S. Department of Justice (“DOJ”) had commenced an investigation into our consolidated financial statements for 2000 and years prior.

      In April 2002, we announced our intention to file, and in June 2002 we filed with the SEC, Amendment No. 1 to this Annual Report on Form 10-K containing restated consolidated financial statements for 2000, 1999 and 1998, years which precede our current management’s tenure. This previous restatement (i) corrected certain inaccuracies found in our accounts for 1998 through 2000 and (ii) gave effect to our adoption of Emerging Issues Task Force (“EITF”) Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-09”). EITF 01-09 required that our consolidated financial statements prior to 2000, the year of adoption, that are presented for comparative purposes be reclassified to comply with the required income statement display requirement. Many of the previous accounting inaccuracies pertained to amounts that were reclassified from tax liability accounts to our general and liability accounts, which caused our expenses to be understated. Other previous accounting inaccuracies included reclassification of tax liability accounts to the sales return allowance account, reclassification of amounts from a general and administrative liability account to a marketing liability account, and the recording of payments to a distributor in a balance sheet tax liability account instead of reducing net revenue. Our consolidated results of operations for 2001 and the interim periods of 2002 were not impacted by the previous restatement. However, to give effect to accumulated prior-period adjustments and their related tax impacts, we restated our December 31, 2001 and March 31, 2002 consolidated balance sheets.

      As a result of information obtained in connection with the SEC and DOJ investigations, in March 2003, we concluded we would restate our consolidated financial statements for 1998 through 2000 to properly reflect sales to our distributors and resellers on the sell-through basis of revenue recognition (which is how we have accounted for these sales since 2001). In the course of reviewing these consolidated financial statements, we identified additional items and errors for which accounting adjustments were necessary.

      As more fully described in note 3 to our consolidated financial statements for 1998 through 2000 (contained in this Form 10-K/A) and in note 3 to our consolidated financial statements for 2000 through 2002 (contained in our filing on Form 10-K for year ended December 31, 2002), the revenue restatement adjustments primarily resulted in revenue being deferred and recognized in subsequent periods, although certain adjustments resulted in permanent reductions in revenue. The adjustments include (i) amounts deferred and recognized in subsequent periods as a result of (a) conversion from the sell-in basis to the sell-through basis of accounting for revenue from distributors and resellers to properly report revenue on these sales, and (b) errors previously made in the application of the revenue recognition principles under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), and (ii) permanent reductions in revenue as a result of the presence of concurrent investments in customers and errors due to misclassifications between revenue and expense. The net effect of these revenue adjustments is to increase previously announced (2002) or previously reported total revenue by $101.2 million, $259.2 million, $11.6 million and $49.4 million in 2002, 2001, 2000 and 1999, respectively, and to decrease total revenue by $533.9 million in 1998. For the five-year period 1998 through 2002, these adjustments result in a $112.6 million reduction to net revenue. Net revenue for 2003 is also expected to be increased by approximately $5.7 million as a result of these adjustments. We have determined that, excluding the effect of currency related adjustments, the aggregate amount of net revenue was not reduced as a result of (i) our restatement to the sell-through method of accounting for distributor and reseller sales in 1998 through 2000 or (ii) changes related to SOP 97-2 revenue recognition principles. These adjustments had the effect of deferring revenue from earlier periods to be recognized in later periods.

      We also made certain deferrals and adjustments to our expenses and other accounts in connection with these revenue adjustments and have made certain other adjustments to our expenses. The net effect of these expense and other account adjustments is to increase 2002 previously announced expenses by $2.9 million, increase 2001 expenses by $20.7 million, reduce 2000 expenses by $28.7 million, increase 1999 expenses by $16.2 million, and reduce 1998 expenses by $15.7 million. As a result of these adjustments to our revenues and expenses and other accounts, we are also making certain income tax-related adjustments, which decrease (increase) our tax expense by $9.7 million, $(54.6) million, $(24.4) million, $(28.2) million and $166.7 million in 2002, 2001, 2000, 1999 and 1998, respectively.

      The consolidated statements of operations impact of all of these adjustments discussed above is to increase previously announced 2002 net income by $38.1 million; restate our previously reported 2001 net loss of $100.6 million to net income of $83.3 million; reduce 2000 net loss by $15.9 million; reduce 1999 net loss by $4.9 million; and restate our previously reported net income of $32.4 million in 1998 to a net loss of $319.1 million.

      The foregoing restatement adjustments required an evaluation of a number of complex criteria and significant accounting judgments by us.

SEC Filings

      We are filing this Amendment No. 2 to our 2000 Form 10-K containing restated consolidated financial statements for 1998 through 2000. Pending the completion of this restatement, the filings of our 2002 Form 10-K and Form 10-Qs for the first and second quarters of 2003 were delayed. These documents have now been filed with the SEC. We have not amended and do not intend to amend our other previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for the periods affected by the restatements or adjustments. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Amended Items

      We hereby amend the following items, consolidated financial statements, exhibits or other portions of our Annual Report on Form 10-K/A for the year ended December 31, 2000 as set forth herein:

Item 6.	Selected Financial Data.

      The information set forth under the caption “Selected Financial Data” is amended to read in its entirety as set forth at pages 3 through 4 herein and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The information set forth under the caption “Management’s Discussion and Analysis” is amended to read in its entirety as set forth at pages 4 through 17 herein and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” is amended to read in its entirety as set forth at pages 16 through 17 herein and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      Our quarterly financial information is amended to read in its entirety as set forth as pages 17 through 20 herein and is incorporated herein by reference.

      Our consolidated financial statements and supplementary data and the report of independent auditors thereon are amended to read in their entirety as set forth at pages 22 through 73.

Item 14.	Exhibits, Financial Statement Schedules and Exhibit Index

      The information set forth in Item 14(a)(1)-(2) is amended to read in its entirety as set forth at page 21 herein and is incorporated herein by reference.

      The list of exhibits set forth in, and incorporated by reference from the Exhibit Index, is amended to include the following additional exhibits, filed herewith:

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Selected Financial Data (Unaudited)

      We are filing Amendment No. 2 to our 2000 Form 10-K containing restated consolidated financial statements for 1998 through 2000 concurrently with the filing of our previously delayed 2002 Form 10-K and Forms 10-Q for the first and second quarters of 2003. You should read the following selected financial data with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Amendment No. 2 to our Form 10-K. You should also read our concurrent filings to fully consider factors affecting future results and subsequent events to the financial information contained in this Form 10-K/A.

	Years Ended December 31,

	2000	1999	1998	1997 (1)(2)(3)	1996 (1)(2)

	(In thousands, except per share amounts)
	(As restated)	(As restated)	(As restated)	(As restated)
Statements of Operations Data:
Net revenue	$709,372	$660,337	$427,767	$723,450	$514,997
Income (loss) from operations	(127,541)	(136,725)	(402,826)	79,054	57,568
Income (loss) before income taxes and minority interest	(70,924)	(127,776)	(386,211)	100,352	65,419
Net income (loss)	(108,014)	(151,964)	(319,074)	19,760	10,711
Net income (loss) per share, basic	$(0.78)	$(1.10)	$(2.40)	$0.16	$0.09
Net income (loss) per share, diluted	$(0.78)	$(1.10)	$(2.40)	$0.15	$0.09
Shares used in per share calculation — basic	138,072	138,695	133,075	126,662	115,626
Shares used in per share calculation — diluted	138,072	138,695	138,609	132,729	125,502

	December 31,

	2000	1999	1998	1997	1996

	(As restated)	(As restated)	(As restated)	(As restated)
Balance Sheet Data:
Cash and cash equivalents	$275,539	$329,732	$418,899	$157,031	$165,785
Working capital	79,591	64,560	159,856	270,998	307,478
Total assets	1,465,623	1,510,388	1,461,936	824,521	613,867
Deferred revenue and taxes	531,555	446,778	349,590	140,324	91,020
Other Long-Term Debt and liabilities	400,456	382,517	375,234	2,353	—
Total equity	$222,923	$355,938	$378,994	$502,279	$425,671

(1)	Operating results for 1997 and 1996 reflect the sell-in method for revenue recognition on our sales to distributors and resellers (with the exception of our largest distributor, which beginning in 1997 is on sell-through revenue recognition) and are not necessarily comparable to results for 2000, 1999 and 1998, which reflect revenue recognition for distributors on the sell-through basis of revenue recognition.

(2)	Net revenue for 1997 and 1996 has not been reduced for consideration, including sales incentives and rebates, paid by us to our resellers or customers as required by EITF 01-09 because we determined it to be impractical to do so.

(3)	Net revenues and net income have been increased (decreased) from previously reported amounts by $(12.2) million and $9.1 million, respectively. Net revenues in 1997 were determined to be overstated as a result of $5.2 million in revenue recorded when collectibility was not reasonably assured, $22.0 million in revenue for conversion of a distributor to sell through basis of accounting, $8.9 million of revenue related to 90-day free upgrade rights that had not expired at the end of 1997, $3.2 million of other errors which had the effect of recognizing revenue in 1997 that should have been deferred to later periods offset by $27.0 million in excess revenue allowances (contra revenue accounts). Expenses in 1997 were determined to be overstated by $29.8 million previously, principally as a result of $15.3 million in excess acquisition related expenses, excess cost of sales of $13.4 million related to the reduction of revenue, and $1.1 million of marketing and other costs. As a result of these adjustments, there was an $8.4 million increase in income tax expense for 1997 and a $9.1 million reduction in net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Impact of Restatement of Consolidated Financial Statements

      The following discussion gives effect to the restatement of our consolidated financial statements for 1998 through 2000 and should be read in conjunction with the consolidated financial statements and related notes, including note 3 describing the restatement. Among others, the more significant categories of restatement adjustments were recorded:

•	to properly reflect sales to our distributors and resellers on the sell-through basis for 1998 through 2000, which is how we have accounted for these sales since 2001;

•	to correct errors previously made in the application of the revenue recognition principles under SOP 97-2 in connection with multi-element revenue transactions in 1998 through 2000; and

•	to adjust revenue from distributors and resellers, where in error we initially recognized revenue at the time of sale but subsequently determined collection was not probable at that time.

      Our restatement adjustments required an evaluation of a number of complex criteria and significant accounting judgments by us.

Restatement to Sell-through Basis of Revenue Recognition

      We sell certain of our products through retail distribution channels and other resellers. Through December 2000, revenue transactions with our distributors and resellers generally required payment within a customary collection period and included limited return rights under specific circumstances and revenue was recognized on a sell-in basis, net of allowances for estimated returns. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 48, “Revenue Recognition When Right-of-Return Exists,” (“SFAS 48”), specific criteria must be met for revenue to be recognized upon shipment when the buyer has the explicit or implicit right to return the product. In error, we previously concluded that these criteria had been satisfied. We subsequently determined that in 1998, 1999 and 2000 we did not meet the criteria requiring that the vendor’s obligation to the buyer be complete and the fees be fixed or determinable at the time of product shipment. We provided concessions, including return rights and stock rotation rights, outside the contractual terms, and in some instances facilitated the resale of our products by our distributors. In addition, in some cases, distributors and resellers were not obligated to pay for delivered inventory until they had sold the inventory to a third party. Accordingly, we adjusted revenue on our distributor and reseller transactions prior to 2001 to reflect the sell-through basis of revenue recognition.

      Restatement adjustments required under our change to a sell-through revenue recognition policy with respect to sales to our distributors and resellers had the effect of deferring recognition of revenue to periods later than originally recorded. We have concluded, except for the effect of foreign currency adjustments, no revenue was lost as a result of this change. The total correcting adjustments required under our change to a sell-through revenue recognition policy resulted in previously announced (2002) or reported net revenue increasing by $25.2 million, $82.4 million, $49.4 million and $137.0 million in 2002, 2001, 2000 and 1999, respectively, and net revenue decreasing in 1998 by $303.0 million.

Allocation of Revenue in Multiple-element Arrangements

      The accounting treatment with respect to certain revenue arrangements in 1998 through 2000 with multiple elements was adjusted to correct certain errors. Our software license arrangements typically include the licensing of software and maintenance and support services or post contract support (“PCS”). SOP 97-2, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” provides that for arrangements with multiple elements, such as the sale of software licenses with undelivered PCS, revenue is allocated to each element of the arrangement based on evidence of fair value of the undelivered elements. Where evidence of fair value of the undelivered element is determinable and the fair value of the delivered element (e.g. the license) is not determinable, we defer revenue from the arrangement equivalent to the fair value of the undelivered elements (e.g. PCS) and recognize revenue on the delivered element under the residual value method. If the evidence of fair value of undelivered PCS is not determinable, then the entire arrangement fee is recognized ratably over the period that PCS is provided or until evidence of fair value is established. When evidence of fair value is established at a later date, the fair value of the undelivered elements is deferred and the residual portion of the delivered element is recognized as license revenue. As more fully described below and in note 3 to our consolidated financial statements, we recorded correcting adjustments to comply with the applicable accounting guidance.

      For our enterprise multi-element products, we unbundle and defer revenue from the undelivered PCS element and recognize revenue with respect to the delivered license element. For one-year and two-year term enterprise software licenses in 1998 through 2000, amounts were allocated based on the list prices of the license and the PCS element. In other instances, we allocated revenue to the PCS element based on the amount invoiced to the customer in 1998 through 2000. Further, when we offered our customers a discount on the list price of bundled licenses and PCS in 1998 through 2000, the discount was allocated proportionately based on list price to the license and PCS. We have determined that these discounts should have been allocated entirely to the delivered license elements. In addition, we reevaluated whether our methods for allocating revenues to the PCS element were supported by sufficient evidence of the fair value of the PCS based on prices for which PCS was sold separately in 1998 through 2000. For some products, we determined that sufficient evidence of fair value did not exist. For other products, evidence of fair value existed, but the amount of deferred revenue should have been greater. These correcting adjustments cumulatively will result in the recognition of additional services and support revenue of $139.5 million, $46.0 million, and $0 in 2001, 2002 and 2003, respectively.

      Upon review of maintenance and support agreements included with the sale of retail licenses in 1998 through 2000, we also determined we had inappropriately established the fair value for the PCS element (i.e., updates to virus definition files) of these arrangements. As we did not sell the PCS separately until late 2000, all license and PCS revenue under the arrangement should have been deferred and recognized over the three-year estimated life of the retail license or until evidence of fair value of the PCS was established. In the fourth quarter of 2000, we established the VSOE of fair value for PCS based on an annual renewal rate for the PCS element included with our retail licenses.

      Overall correcting adjustments to multi-element revenue arrangements in 1998 through 2000, including those described above, resulted in the same amount of revenue recognized in total, excluding foreign currency adjustments. However, there was a significant increase in deferred revenue for PCS offset by a commensurate decrease in product revenue in 1998 through 2000. This deferred PCS revenue will be recognized in later periods as service and support revenue. The total restatement adjustments regarding allocation of revenue in multiple-element arrangements in 1998 through 2000 resulted in net revenue decreasing by $161.7 million, $77.9 million and $9.0 million in 1998, 1999 and 2000, respectively, and increasing in 2001 and 2002 by $157.5 million and $71.2 million, respectively.

Collection Not Reasonably Assured

      Several of our distributors were undergoing financial difficulty during 1998, 1999 and 2000; however, in error, we continued to recognize revenue on these distributors upon shipment of product to the distributor. Revenue from these distributors should have been recognized upon receipt of cash as one of the criteria for revenue recognition under SOP 97-2 is that collectibility is reasonably assured. In addition, upon review of transactions recorded into the provision for doubtful accounts in 1998 through 2000, we identified excess allowances for doubtful accounts transferred to our revenue allowances account (a contra revenue account reflecting, among other things anticipated product returns, estimates for price adjustments and product incentives). Correcting adjustments were recorded in 1998 through 2000 to reduce revenue for the amounts misclassified in error with an offsetting decrease in the provision for doubtful accounts.

      Overall adjustments to revenue resulting from arrangements where collection was not reasonably assured resulted in permanent decreases in net revenue with net revenue decreasing in 1998 and 2000 by $46.9 million and $2.7 million, respectively, and net revenue increasing in 1999 and 2001 by $40.8 million, and $3.0 million, respectively.

Additional Adjustments and Information

      Additional information regarding the restatement adjustments described above and our other restatement adjustments is included in note 3 of our consolidated financial statements set forth elsewhere in this Form 10-K/A.

Results of Operations

Fiscal Years Ended December 31, 2000, 1999, and 1998

      The following table, which reflects restated amounts, describes for the periods indicated the percentage of net revenue represented by certain items in our consolidated statements of operations:

	Years Ended
	December 31,

	2000	1999	1998

	(As restated)
Net revenue:
Product	62%	66%	56%
Services and support	38	34	44

Total net revenue	100	100	100
Cost of net revenue:
Product	17	14	28
Services and support	6	6	9

Total cost of net revenue	23	20	37
Operating costs:
Research and development	23	23	32
Marketing and sales	51	50	64
General and administrative	15	24	23
Amortization of intangibles	8	8	10
Provision for (recovery of) bad debt	(2)	(4)	1
Acquisition and other related costs	—	—	27

Total operating costs	95	101	157

Loss from operations	(19)	(21)	(94)
Interest and other income	6	5	7
Interest and other expense	(3)	(3)	(3)
Gain (loss) on investments, net	4	(1)	—

Loss before provision for (benefit from) income taxes and minority interest	(12)	(20)	(90)
Provision for (benefit from) income taxes	6	4	(16)

Loss before minority interest	(18)	(24)	(74)
Minority interest in loss of consolidated subsidiaries	1	—	—

Net loss	(17)%	(24)%	(74)%

      Net Revenue. Net revenue increased 7% to $709.4 million in 2000 from $660.3 million in 1999. Net revenue increased 54% to $660.3 million in 1999 from $427.8 million in 1998.

      Net revenue in 1998 was adversely impacted by a $161.7 million reduction in product revenue in connection with revenue arrangements with multiple elements, with a related increase in PCS deferred revenue recognized ratably as services and support revenue over the estimated life of the product. Net revenue in 1998 also reflects a reduction of approximately $46.9 million in connection with sales to distributors where collection was not reasonably assured and revenue should have been recognized on the related sales based on actual cash receipts. For example, in 1999, CHS, our largest European distributor, filed for insolvency. Finally, as a result of adoption of the sell-through method of accounting in 1998, we did not recognize revenue on approximately $12.1 million of inventory held at the beginning of 1998 by those distributors and resellers where we had previously recognized revenue under the sell-in method.

      Net revenue in 1999 reflects the benefit of (i) a full

year of ratable PCS revenue being recognized for arrangements that beginning in 1998 were subject to three-year ratable revenue recognition versus only a partial year of revenue for 1998 on those arrangements and (ii) a full year of operating results from our purchases of Magic Solutions and CyberMedia, acquired in April 1998 and September 1998, respectively. Offsetting this was (i) a $77.9 million overall reduction in product revenue in connection with revenue arrangements from 1999 with multiple elements and (ii) beginning in the first quarter of 1999, a lessening of distributor and reseller demand, with a corresponding lengthening of their sales cycle, due to among other factors, Year 2000 concerns.

      Net revenue in 2000 includes $20.0 million of revenue recognized in connection with our establishing evidence of fair value for the PCS element of various multi-element retail arrangements which allowed us to recognize the remaining related deferred license revenue using the residual method. Net revenue also reflects improved sales through by our distributors and resellers.

      Product revenue includes revenue from product licenses and hardware. Product revenue increased 0% to $438.5 million in 2000 from $438.3 million in 1999. Product revenue increased 84% to $438.3 million in 1999 from $238.4 million in 1998. These increases in product revenue are due to the same factors discussed above.

      Services and support revenues include revenues from software support and maintenance contracts, education and consulting services, which are deferred and recognized over the related service period. Service revenues increased 22% to $270.9 million in 2000 from $222.1 million in 1999. Service revenue increased 17% to $222.1 million in 1999 from $189.3 million in 1998. In 1999, $32.8 million more of services and support revenue was recognized as compared to 2000 due to the deferral of services and support revenue from 1998 with respect to multi-element revenue contracts. Also, after establishing evidence of fair value for PCS for various multi-element retail arrangements late in 2000, a smaller portion of the total license fee was allocated to service and support. The general increase in services and support revenues resulted from growth in all categories of service revenues, principally due to the growth of our installed customer base and the resulting renewal of support and maintenance contracts. In addition, services and support revenues increased from sales of software licenses that include PCS where we do not have evidence of fair value for the PCS and, consequently, must recognize the entire amount of the arrangement over the PCS term as services and support revenue.

      International revenue accounted for approximately 34%, 34%, and 51% of net revenue for 2000, 1999, and 1998, respectively. The decrease in international net revenue as a percentage of net revenue from 1998 to 1999 was due to under performance in sales operations, changes in sales management, the insolvency of our major European distributor, a slow down due to softening market conditions and continued weakness of the Euro. To minimize the impact of foreign currency fluctuations, we use non-leveraged forward currency contracts. However, our future results of operations may be adversely affected by currency fluctuations or by costs associated with currency risk management strategies. Other risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, uncertainties relative to regional economic circumstance, political instability in emerging markets and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international license revenue. Further, in countries with a high incidence of software piracy, we may experience a higher rate of piracy of our products.

      Cost of Net Revenue. Cost of net revenue increased 21% to $160.1 million in 2000 from $132.7 million in 1999. From 1998 to 1999, cost of net revenue decreased 17% from $160.6 million in 1998 to $132.7 million in 1999.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, royalties and, with respect to hardware-based products, computer platforms and other hardware components. Cost of product revenues increased 30% to $117.8 million in 2000 from $90.6 million in 1999. From 1998 to 1999, cost of product revenues decreased 25% from $120.9 million in 1998 to $90.6 million in 1999. As a percentage of net product revenue, cost of product revenue was 27% in 2000, 28% in 1999, and 52% in 1998. Cost of product revenue as a percentage of net product revenue in 1999 and 2000 reflects the favorable impact of services and support revenue deferred from earlier periods, primarily 1998, and recognized in those periods.

      The increase in cost of product revenues from 1999 to 2000 was due to a $27.0 million increase in materials cost attributable to computer platform and other hardware product costs resulting from an increase in hardware product revenues, offset by a decrease in costs associated with government contracts. The decrease in cost of products revenues from 1998 to 1999 was partly due to the shift in the mix of higher margin volume priced software licenses versus hardware-based sales. In addition, in 1998 additional cost of product revenues was incurred in connection with sales to distributors, such as CHS which filed for insolvency in 1999, where no related revenue was recognized in 1998 as collection was not reasonably assured.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. In 2000, the cost of services and support revenue remained relatively flat at $42.3 million from $42.1 million in 1999. From 1998 to 1999, cost of services and support revenue increased 6% to $42.1 million in 1999 from $39.7 million in 1998. Cost of services and support revenue as a percentage of net services and support revenue was 16% in 2000, 12% in 1999, and 21% in 1998.

      Expenses. Set forth below for the indicated periods are our operating costs, including and excluding stock-based compensation (in thousands). Our management believes that a presentation of operating costs excluding stock-based compensation provides investors a meaningful basis of evaluating our underlying cost and expense levels. The size and amount of our stock-based charges has varied, and in the future will vary, from period to period based on movements in our stock price, making period to period comparisons difficult and, in some cases, not meaningful. See “Stock-Based Compensation” below.

      Operating Costs Including Stock-Based Compensation (in thousands):

	Years Ended December 31,

	2000	1999	1998

	(As restated)	(As restated)	(As restated)
Research and development	$164,218	$152,728	$135,475
Marketing and sales	358,295	327,508	273,696
General and administrative	91,277	114,521	97,851
Amortization of intangibles	58,236	50,354	40,969
Provision for (recovery of) doubtful accounts	4,785	19,246	4,828
Acquisition and other related costs	—	—	117,170

Total operating costs, including the effects of stock-based compensation	$676,811	$664,357	$669,989

      Operating Costs Excluding Stock-Based Compensation (in thousands):

	Years Ended December 31,

	2000	1999	1998

	(As restated)	(As restated)	(As restated)
Research and development(1)	$162,324	$148,213	$134,807
Marketing and sales(2)	353,725	320,346	273,696
General and administrative(3)	87,625	105,495	97,851
Amortization of intangibles	58,236	50,354	40,969
Provision for (recovery of) doubtful accounts	4,785	19,246	4,828
Acquisition and other related costs	—	—	117,170

Total operating costs, excluding the effects of stock-based compensation	$666,695	$643,654	$669,321

(1)	Excludes stock-based compensation charge of $1,894, $4,515, and $668 for 2000, 1999, and 1998, respectively.

(2)	Excludes stock-based compensation charge of $4,570, $7,162, and none for 2000, 1999, and 1998, respectively.

(3)	Excludes stock-based compensation charge of $3,652, $9,026, and none for 2000, 1999, and 1998, respectively.

      Research and Development. Research and development expenses consist primarily of salary and benefits for our development and technical support staff. Excluding the effects of stock-based compensation of $1.9 million and $4.5 million in 2000 and 1999, respectively, research and development expenses increased 10% to approximately $162.3 million in 2000 from $148.2 million in 1999. From 1998 to 1999, excluding the effects of stock-based compensation of $4.5 million in 1999 and $0.7 million, research and development expenses increased 10% from $134.8 million in 1998 to $148.2 million in 1999. These increases from 1998 to 1999 and 2000 were primarily due to the increase in staffing and equipment expense to support growth in our product and service offerings. As a percentage of net revenue, research and development expenses were 23% in 2000, 23% in 1999, and 32% in 1998. Excluding the effects of stock-based compensation, as a percentage of net revenue, research and development expenses were 23% in 2000, 22% in 1999, and 32% in 1998. Research and development expenses as a percent of net revenue were disproportionately impacted in 1998 by the extent of 1998 revenue deferred to subsequent periods resulting from fair value allocations of revenue in multi-element arrangements and the change to a sell-through revenue recognition policy.

      We believe that our ability to maintain our competitiveness depends in large part upon our ability to enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software is characterized by low barriers to entry and rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing, sales and customer support personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $4.6 million and $7.2 million in 2000 and 1999, respectively, marketing and sales expenses increased 10% to $353.7 million from $320.3 million in 1999. From 1998 to 1999, excluding the effect of stock-based compensation in 1999, marketing and sales expenses increased 17% from $273.7 million in 1998 to $320.3 million in 1999. These increases were primarily due to continued investment in the marketing of our products and services, hiring and training of our enterprise level sales force, and advertising and promotions for McAfee.com. As a percentage of net revenue, marketing and sales expense was 51% in 2000, 50% in 1999, and 64% in 1998. Excluding the effects of stock-based compensation, as a percentage of net revenue, marketing and sales expense was 50% in 2000, 48% in 1999, and 64% in 1998. Marketing and sales expenses as a percent of net revenue were disproportionately impacted in 1998 by the extent of 1998 revenue deferred to subsequent periods resulting from fair value allocations of revenue in multi-element arrangements. We frequently incur marketing and sales expense prior to the realization of sales revenue and, as a result, may expect significant fluctuations in marketing and sales expenses as a percentage of net revenue.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for administrative personnel and general operating costs. Excluding the effects of stock-based compensation of $3.7 million and $9.0 million for 2000 and 1999, respectively, general and administrative expenses decreased 32% to $103.4 million in 2000 from $151.3 million in 1999. In 1999, we recorded charges relative to the development of our E-commerce business systems, expansion of our IT infrastructure and the implementation of our new SAP Human Resources module. From 1998 to 1999, excluding the effects of stock-based compensation in 1999, general and administrative expenses in 1999 increased 54% from $98.0 million in 1998 to $151.3 million. As a percentage of net revenues, general and administrative expenses were 15%, 24%, and 23% in the years ended December 31, 2000, 1999, and 1998, respectively. Excluding the effects of stock-based compensation, as a percentage of net revenues, general and administrative expenses were 15%, 23%, and 23% in the years ended December 31, 2000, 1999, and 1998, respectively. General and administrative expenses as a percent of net revenue were disproportionately impacted in 1998 by the extent of 1998 revenue deferred to subsequent periods resulting from fair value allocations of revenue in multi-element arrangements.

      Amortization of Intangibles. We expensed $58.2 million, $50.4 million, and $41.0 million of amortization related to intangibles in the years ended December 31, 2000, 1999 and 1998, respectively. Intangibles consist of purchased goodwill and certain acquired technology. The increase in amortization in 2000 was partly a result of the $5.8 million additional amortization of goodwill related to McAfee.com’s acquisitions during 2000. In addition, McAfee.com, performed a review of the carrying value of the goodwill associated with one of its acquisitions and recognized an impairment charge of $3.6 million in 2000. The impairment charge was recorded as a result of McAfee.com’s year-end review of technology acquired in 2000 and an assessment of its future potential. McAfee.com determined that certain storage technology purchased as part of the original acquisition was not to be incorporated into future products as a result of the nonviable Internet advertising business model. Accordingly, the full carrying value of the unamortized goodwill and purchased technology was written off. The increase in amortization in 1999 related to a full year of amortization of intangibles that resulted from the 1998 acquisitions of Magic Solutions and CyberMedia.

      Interest and Other Income. Interest and other income increased to $43.0 million in 2000 from $30.8 million in 1999 and decreased to $30.8 million in 1999 from $32.0 million in 1998. Interest and other income increased from 1999 to 2000 due to an increase in higher average cash balances invested at slightly higher interest rates.

      Interest Expense. Interest expense increased to $18.2 million in 2000 from $16.8 million in 1999 and decreased to $16.8 million in 1999 from $14.2 million in 1998. The increase in interest expense reflects increased short-term borrowings secured by our expected cash flows resulting from amounts invoiced to our distributors. The increase each year also results, in part, from the accretion of interest on our zero coupon convertible subordinated debentures issued in February 1998. We apply the effective interest method that results in a consistent yield to maturity of 4.75% resulting in an increasing level of interest expense each year due to the accretion of the discount on the debentures to the aggregate face amount at maturity.

      Gain (Loss) on Investments, net. In 2000, we recognized a total gain of $40.6 million on the sale of our venture and strategic investments, including an $11.9 million gain on the sale of shares of Network Associates Japan offset by a $7.3 million other than temporary impairment charge. In 1999 and 1998, we recognized a loss of $15.8 million and a gain of $1.3 million, respectively from sales of marketable securities. Additionally, in 1999 we recognized an other than temporary impairment loss of $2.5 million on our Direct Web investment.

      Provision for (benefit from) Income Taxes. Our provision for (benefit from) income taxes was $40.9 million, $24.7 million, and $(67.1) million in 2000, 1999, and 1998, respectively. Our tax expense (benefit) for 2000, 1999, and 1998 was 58%, 19%, and (17%), respectively, of pretax book income. Each year, our tax expense is mainly influenced by the amount of non-deductible expenses (primarily goodwill) that are incurred and the mix of income between geographic jurisdictions, including taxable income in certain foreign countries. In 2000, our tax expense was also significantly impacted by the consolidation of McAfee.com losses for which no benefit was recognized.

      The valuation allowance for our deferred tax assets increased from 1999 to 2000, as well as, from 1998 to 1999. The increase was due to uncertainty in our ability to utilize certain deferred tax assets, primarily foreign tax credits.

Stock-Based Compensation

      We recognized stock-based compensation expense of $0.7 million, $20.7 million and $10.1 million in 1998, 1999 and 2000, respectively. Our stock-based compensation charges are made up of the following for the years presented (in thousands):

	Years Ended December 31,

	2000	1999	1998

	(As restated)	(As restated)	(As restated)
McAfee.com options and shares issued to Network Associates personnel	$—	$11,869	$—
Repriced options	8,714	8,834	—
Warrants to outside consultants	1,402	—	—
Other	—	—	668

Total stock-based compensation	$10,116	$20,703	$668

      McAfee.com Options and Shares Issued to Network Associates Personnel. In January 1999, executives of Network Associates were granted options to purchase approximately 1.7 million shares of McAfee.com common stock. In September and October 1999 certain Networks Associates employees were also granted options to purchase approximately 334,000 shares of McAfee.com common stock. As of December 31, 1999, all these options were fully vested. These options originally vested over four years. All options expire ten years after grant. Since these officers and Networks associates employees were not employees of McAfee.com, these options were accounted for at fair market value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and its interpretations. The fair market value of the options granted was calculated using the Black-Scholes option pricing model using various assumptions including the options contract life. In connection with these grants, McAfee.com recorded total compensation expense for 1999 of approximately $11.9 million.

      Repriced Options. On April 22, 1999, we offered to substantially all our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair value of the stock. Options to purchase a total of approximately 10.3 million shares were canceled and the same number of new options were granted at an exercise price of $11.063, which was based on the closing price of our common stock on April 22, 1999. The new options vest at the same rate that they would have vested under previous option plans. As a result, options to purchase approximately 3.4 million shares at an exercise price of $11.063 were vested and outstanding at December 31, 2000.

      In accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), we recorded an initial stock-based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $6.7 million and $8.8 million was expensed in the years ended December 31, 2000 and 1999, respectively.

      As a result of the introduction of Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), stock options repriced by us on April 22, 1999 are subject to variable plan accounting treatment from July 1, 2000. Accordingly, we have and will continue to remeasure compensation costs for the repriced options until the options are exercised, forfeited or canceled without replacement. The first valuation period began with the effective date of FIN 44, which was July 1, 2000. The valuation has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of our common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

      During fiscal year 2000, we recorded a stock-based compensation expense of approximately $2.0 million related to repriced options issued to employees of McAfee.com and myCIO.com. As of December 31, 2000, we, McAfee.com and myCIO.com had options outstanding and subject to variable plan accounting amounting to approximately 4.5 million, 0.1 million, and 0.3 million, respectively.

      Warrants to Outside Consultants. In January 2000, we issued fully vested warrants to consultants. As a result, we recorded a stock-based compensation charge of approximately $1.4 million based on the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.03%; contractual life of 10 years; dividend yield of 0%; and expected volatility of 124.15%.

Acquisition and Other Related Costs

      The following table is a summary of our acquisitions in the three years ended December 31, 2000:

	Common Stock	Purchase Price
	Issued in	of Purchase
	Pooling of Interests	Transactions

2000
McAfee.com acquisitions		$22.6 million
1999
— none —
1998
Syscon	1,230 shares
Nordic	30,508 shares
Magic Solutions		$113.0 million
TIS	6,755,540 shares
Secure	567,000 shares
CSB	9,815 shares
QA	305,557 shares
Anyware	228,204 shares
Dr. Solomon’s	15,813,142 shares
CyberMedia		$133.7 million

      In addition to the acquisition related matters discussed below, for a description of these business combinations and other acquisition related expenses and accruals in 1998 totaling $117.2 million, see Note 4 to our consolidated financial statements.

Acquisition and Other Related Costs

      In connection with several acquisitions in 1998, we assessed and formulated restructuring plans affecting the acquired company or our operations related to the acquisition. The restructuring plans provided for exiting an activity of the acquired company, terminating employees thereby incurring severance and benefit costs, closing facilities and incurring liabilities on terminated leases, and disposing of related leasehold improvements, property and equipment. We recorded acquisition and restructuring accruals in 1998 that were used in the year of accrual and the subsequent year as amounts were paid or charged against the restructuring accrual.

      During the year ended December 31, 1998, in connection with acquisitions accounted for as pooling-of-interests, we incurred direct transaction costs and other restructuring and related charges in the amount of $49.0 million. In connection with the acquisitions accounted for as purchase transactions, we incurred charges of $49.8 million in the year ended December 31, 1998, consisting principally of the write-off of acquired in-process research and development.

      We also incurred severance and benefits charges of $10.0 million related to company-wide reductions in workforce, following our major acquisitions in the second and third quarters of 1998 and lease and asset write-down related costs of $8.3 million.

      At December 31, 1999, all expenditures related to these accruals were complete.

CyberMedia and Magic Solutions In-process Research and Development

      In conjunction with our acquisition of Magic Solutions and CyberMedia, we expensed $27.0 million and $22.8 million as purchased in-process research and development, which amounts are included in acquisition related expenses and accruals.

      The ongoing projects at CyberMedia at the time of the purchase included upgrade versions of four products (First Aid 6.0 and 7.0, UnInstaller 6.0, Guard Dog 3.0, and Oil Change 3.0) as well as development on technologies to be used in two of our projects (a replacement product for PC Medic and McAfee Office). These upgrades would include new interfaces with the Internet, enhanced use of Active-X controls and Java and enhanced user interfaces. At the date we acquired CyberMedia, we estimated that, on average, 42% of the development effort had been completed and that the remaining 58% of the development effort would take approximately 12 months to complete and would cost $2.7 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our line of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over our weighted average cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. As of December 31, 1999, the projects related to this acquisition were complete.

      The ongoing projects at Magic Solutions at the time of the purchase comprised an upgrade version of Support Magic 4.0, Magic Solutions' then current product. This upgrade, known as Merlin Enterprise, represents new technologies with significant enhanced functionality, including increased scalability, a 32-bit browser-based technology, an enhanced user interface and integrated management features. At the date we acquired Magic Solutions, we estimated that, on average, 80% of the development effort had been completed and that the remaining 20% of the development effort would take approximately 12 months to complete and would cost $1.8 million. The efforts required to complete the development of these projects principally relate to additional design efforts to integrate the technologies into our line of products, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 28% (which represents a premium of approximately 5% over our weighted average cost of capital) and excluding the value attributable to the use of the in-process technologies in future products. As of December 31, 1999, the projects related to this acquisition were complete.

McAfee.com Acquisitions

      During 2000, McAfee.com completed two acquisitions (Signal 9 Solutions Canada and Tufans) for a total purchase price of $22.6 million, including the issuance of approximately 550,000 shares of its Class A common stock, valued at approximately $19.6 million, cash of approximately $2.2 million and acquisition related expenses of $0.8 million. The value of the stock issued was based on the average of the market price of McAfee.com stock a few days before and after the date agreements were reached on the acquisition. The acquisitions were accounted for using the purchase method of accounting and McAfee.com analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development. McAfee.com determined that the acquired technologies and products were largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis, $22.3 million was recorded as goodwill and purchased technology, and is being amortized on a straight-line basis over three years.

Liquidity and Capital Resources

      At December 31, 2000, we had $275.5 million in cash and cash equivalents and $418.6 million in marketable securities, for a combined total of $694.1 million.

      Net cash provided by operating activities was $7.6 million, $56.2 million and $33.1 million in 2000, 1999 and 1998, respectively. Net cash provided by operating activities in 2000 consisted primarily of net loss before depreciation and amortization, provision for (recovery of) doubtful accounts, impairment of strategic investments and goodwill, stock-based compensation charge, non-cash interest on our debentures and deferred taxes, offset by minority interest and gain on sale of investments. In addition, there were increases in accounts receivables and prepaid expenses and other current assets which was offset by a decrease in prepaid expenses and other assets and increases in accounts payable, accrued liabilities and deferred revenue. Net cash used in operating activities in 1999 consisted primarily of net loss before depreciation and amortization, provision for doubtful accounts, impairment of strategic investments and goodwill, stock-based compensation charge, interest on our debentures, realized loss on investments, and deferred taxes. In addition, in 1999, there were decreases in accounts receivable and a decrease in accounts payable and accrued liabilities, which amounts were offset by a decrease in prepaid expenses and other assets and an increase in deferred revenue. Net cash provided by operating activities in 1998 consisted primarily of net loss before acquired in-process research and development, depreciation and amortization, provision for doubtful accounts, write-down of property and equipment and interest on our debentures as well as an increase in deferred revenue and accounts payable and accrued liabilities and the tax benefit from exercise of non-qualified stock options offset by increases in prepaid and other assets and change in deferred taxes.

      Net cash used in investing activities was $3.7 million, $162.8 million and $333.3 million in 2000, 1999 and 1998, respectively, primarily reflecting purchases of marketable securities and additions to property and equipment. In 2000, we obtained proceeds of $36.8 million and $11.9 million from our sale of Goto.com shares and the sale of less than 5% of the shares of our Japanese subsidiary, Network Associates Japan, respectively. In 1998, we used approximately $243 million to fund the acquisitions of Cybermedia and Magic Solutions.

      Net cash used in financing activities was $50.0 million in 2000 consisting primarily of the repurchase of our common stock for approximately $100.4 million. The repurchases of our common stock were offset by proceeds associated with the exercise of stock options purchase of new common stock under our Employee Stock Purchase Plan and the sale of put options. Net cash provided by financing activities was $19.8 million in 1999 consisting primarily of the proceeds from McAfee.com’s initial public offering as well as proceeds associated with the exercise of non-qualified stock options, offset by the net repayment of short-term borrowings during the year. Net cash provided by financing activities was $561.9 million in 1998 and consisted primarily of the proceeds associated the issuance on the debentures noted above together with proceeds from the exercise of stock options and purchase of new common stock under our Employee Stock Purchase Plan and the net proceeds from short-term borrowings during the year.

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

      We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale, and consequently are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

      We also maintain minority investments in non-publicly traded companies. These investments amounting to approximately $18.0 million as of December 31, 2000 are carried at cost less reductions for other-than-temporary impairments. Reasons for reductions for other-than-temporary impairments include but are not limited to, a decline in value resulting from the related company having insufficient cash flow to operate for the next twelve months.

      The following tables present the hypothetical changes in fair values in the securities held at December 31, 2000 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2000. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

      The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			No	Given an Interest Rate
	Decrease of X Basis Points			Change	Increase of X Basis Points
				in Interest
Issuer	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and Bonds	$194.2	$193.3	$192.4	$191.6	$190.7	$189.8	$189.0
Municipal notes and bonds	35.7	35.8	35.9	35.9	35.9	36.0	36.1
Corporate notes, bonds and preferred stock	359.5	359.2	358.8	358.4	358.2	357.9	357.6

Total	$589.4	$588.3	$587.1	$585.9	$584.8	$583.7	$582.7

      The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			No	Given an Interest Rate
	Decrease of X Basis Points			Change	Increase of X Basis Points
				in Interest
Issuer	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$198.8	$198.0	$197.1	$196.2	$194.8	$194.5	$194.3
Municipal notes and bonds	36.7	36.7	36.8	36.8	36.8	36.9	37.1
Corporate notes, bonds and preferred stock	363.4	363.2	362.9	362.6	362.1	362.0	361.8

Total	$598.9	$597.9	$596.8	$595.6	$593.7	$593.4	$593.2

Convertible Debt

      On February 13, 1998, we completed a private placement of our Zero Coupon Convertible Subordinated Debentures due in 2018. The debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to us of approximately $337.6 million (after deducting the fee paid to the initial purchaser of our debentures, but no other expenses of the placement). The initial price to the public for our debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the bonds of 4.75% (on a semi-annual bond equivalent basis). The debentures are convertible into common stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $45.80 per share. As of June 30, 2003, all the debentures had been redeemed.

Item 8.	Financial Statements and Supplementary Data (Unaudited)

Quarterly Operating Results

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2000	2000	2000	2000	1999	1999	1999	1999

	(In thousands, except per share data)
	(As	(As	(As	(As	(As	(As	(As	(As
	restated)	restated)	restated)	restated)	restated)	restated)	restated)	restated)
STATEMENTS OF OPERATIONS AND OTHER DATA:
Net revenues	$231,995	$159,762	$158,689	$158,926	$165,437	$194,185	$137,139	$163,577
Gross margin	177,132	118,910	121,228	132,002	130,760	158,453	112,690	125,729
Income (loss) from operations	3,743	(50,976)	(60,021)	(29,038)	(31,253)	(23,889)	(49,410)	(32,175)
Income (loss) before provision for income taxes and minority interest	5,742	(46,217)	(59,400)	28,951	(24,627)	(20,353)	(50,226)	(32,573)
Net income (loss)	34,116	(78,248)	(101,320)	37,438	(28,034)	(24,218)	(60,867)	(38,845)
Basic income (loss) per share	$0.25	$(0.57)	$(0.73)	$0.27	$(0.19)	$(0.17)	$(0.44)	$(0.28)
Diluted income (loss) per share	$0.25	$(0.55)	$(0.71)	$0.26	$(0.19)	$(0.17)	$(0.44)	$(0.27)

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

      Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our consolidated balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.

      Our financial statements and supplementary data required by this item are set forth at the pages indicated at Item 14(a).

      The following table presents selected as reported and as restated unaudited quarterly results of operation information for the two year period ending December 31, 2000 with reconciliation of our as reported net revenue and net income (loss) to the restated net revenue and net income (loss) (in thousands). For a description of the various adjustments set forth below, see Note 3 to our consolidated financial statements:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2000	2000	2000	2000	1999	1999	1999	1999

	(In thousands, except per share data)
	(Unaudited as restated)
Statements of Operations and Other Data:
Net revenue, as reported	$68,740	$221,773	$220,041	$187,188	$172,530	$195,099	$15,145	$228,210
Revenue adjustments:
Restatement to sell-through basis of revenue recognition	138,021	(29,838)	(38,692)	(20,132)	12,855	24,213	125,761	(25,811)
Allocation of revenue in multi- element arrangements	25,238	(12,603)	(19,406)	(2,238)	(40,053)	(10,130)	(10,070)	(17,669)
Collection not reasonably assured	86	850	(3,559)	(51)	20,723	2,467	14,220	3,415
Business combinations and related restructuring charges	—	—	—	—	—	(4,204)	(255)	(6,279)
Allowances for sales returns and other revenue adjustments	(645)	(5,111)	(1,644)	(737)	2,792	(1,032)	1,089	2,233
General and administrative expense	—	(7,519)	5,000	(1,000)	—	(2,191)	1,101	(800)
Reclassification for payments to distributors	(5,079)	(848)	(1,658)	(6,529)	(3,547)	(26)	(26)	(466)
Investments in customers	(1,063)	(1,500)	—	—	—	—	(230)	(9,000)
Other revenue adjustments	6,697	(5,442)	(1,393)	2,425	137	(10,011)	(9,596)	(10,256)

Total revenue adjustments	163,255	(62,011)	(61,352)	(28,262)	(7,093)	(914)	121,994	(64,633)

Net revenue, as restated	$231,995	$159,762	$158,689	$158,926	$165,437	$194,185	$137,139	$163,577

Gross margin, as reported	$23,986	$181,747	$181,139	$155,175	$137,205	$160,630	$(9,512)	$191,838
Gross margin, as restated	177,132	118,910	121,228	132,002	130,760	158,453	112,690	128,729
Income (loss) from operations, as reported	(165,301)	120	3,147	(7,158)	(17,020)	(828)	(194,303)	44,228
Income (loss) from operations, as restated	3,743	(50,976)	(60,021)	(29,038)	(31,253)	(23,889)	(49,410)	(32,175)
Income (loss) before provision for income taxes and minority interest, as reported	(167,763)	5,456	9,464	40,467	(15,200)	1,081	(192,405)	45,802
Income (loss) before provision for income taxes and minority interest, as restated	5,742	(46,217)	(59,400)	28,951	(24,627)	(20,353)	(50,226)	(32,573)
Net income (loss), as restated	$(144,623)	$(3,071)	$3,177	$20,591	$13,875	$(241)	$(196,760)	$26,241
Total revenue adjustments	163,255	(62,011)	(61,352)	(28,262)	(7,093)	(914)	121,994	(64,633)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2000	2000	2000	2000	1999	1999	1999	1999

	(In thousands, except per share data)
	(Unaudited, as restated)
Expense adjustments:
Provision for doubtful accounts	12,900	1,481	923	(1,966)	(5,574)	(1,124)	34,495	171
Business combinations and related restructuring charges	2,047	1,986	(1,031)	(871)	(11,506)	(14,764)	(12,141)	(4,545)
General and administrative expense	—	7,519	(5,000)	1,000	—	2,191	(1,101)	800
Reclassification for payments to distributors	3,819	955	5,864	4,524	3,521	—	—	—
Investments in customers	4,230	—	—	5,000	—	—	—	—
Cumulative translation adjustment	(3,533)	4,316	(2,120)	418	(1,605)	(490)	1,422	(2,827)
Cost of revenue	(10,107)	(828)	1,441	5,089	648	(1,263)	208	(1,475)
Stock-based compensation	(42)	(12)	—	(1,348)	—	(4,623)	(312)	(198)
Other	622	(5,328)	(7,860)	4,635	12,221	(377)	(2,342)	(5,643)
Income tax effect of restatement adjustments	5,549	(23,254)	(35,363)	28,628	(32,521)	(2,613)	(6,330)	13,264

Total expense adjustments	15,485	(13,165)	(43,146)	45,109	(34,816)	(23,063)	13,899	(453)

Net restatement adjustments	178,140	(75,176)	(104,498)	16,847	(41,909)	(23,977)	135,893	(65,086)

Net income (loss), as restated	$34,116	$(78,248)	$(101,320)	$37,438	$(28,034)	$(24,218)	$(60,867)	$(38,845)

Basic income (loss) per share	$0.25	$(0.57)	$(0.73)	$0.27	$(0.19)	$(0.17)	$(0.44)	$(0.28)

Diluted income (loss) per share	$0.25	$(0.55)	$(0.71)	$0.26	$(0.19)	$(0.17)	$(0.44)	$(0.27)

Basic shares	137,857	137,482	138,072	138,877	143,783	139,038	138,478	138,395

Diluted shares	137,857	140,989	142,238	144,372	143,783	139,038	138,478	142,607

      The adjustment in the table above related to the conversion to a sell-through revenue recognition policy adjusts previously reported net revenue to reflect actual sales of our products by our distributors and resellers under the sell-through revenue recognition method. This adjustment is most pronounced in the quarters ended June 30, 1999 and December 31, 2000. In the quarter ended June 30, 1999, we limited distributor and reseller orders, which resulted in a reduction of revenue on a sell-in basis. In the quarter ended December 31, 2000, we began a transition from the sell-in to the sell-through business model and, subject to certain limitations, agreed to accept requests from certain distributors to return inventory, which also resulted in a reduction of revenue on a sell-in basis.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

Page
Number

Report of Independent Auditors	22
Consolidated Balance Sheets:
December 31, 2000 and 1999	23
Consolidated Statements of Operations and Comprehensive Income (loss):
Years ended December 31, 2000, 1999, and 1998	24
Consolidated Statements of Stockholders’ Equity:
December 31, 2000, 1999 and 1998	25
Consolidated Statements of Cash Flows:
December 31, 2000, 1999, and 1998	26
Notes to Consolidated Financial Statements	27

      (a)(2) Financial Statement Schedule

      The following financial statement schedule of Networks Associates, Inc. for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Form 10-K/A Amendment No. 2 and should be read in conjunction with Networks Associates, Inc’s Consolidated Financial Statements.

Report of Independent Auditors	75
Schedule II — Valuation and Qualifying Accounts	76

      Schedules not listed above have been omitted because they are not applicable, are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Networks Associates, Inc.

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

      As indicated in Note 3 to these accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2000, 1999 and 1998.

/s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

October 31, 2003

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	1999

	(In thousands, except share data)
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$275,539	$329,732
Short-term marketable securities	195,469	164,763
Accounts receivable, net of provision for doubtful accounts of $7,165 and $7,658, respectively	116,172	99,079
Prepaid expenses, income taxes and other current assets	79,644	56,943
Deferred taxes	161,063	108,664

Total current assets	827,887	759,181
Long-term marketable securities	223,145	286,420
Property and equipment, net	76,253	50,840
Deferred taxes	136,177	182,825
Intangible and other assets, net	202,161	231,122

Total assets	$1,465,623	$1,510,388

LIABILITIES
Current liabilities:
Accounts payable	$46,817	$4,768
Accrued liabilities	245,678	235,694
Deferred revenue	449,600	378,609
Deposits from distributors	6,161	62,491
Notes payable	40	13,059

Total current liabilities	748,296	694,621
Deferred revenue, less current portion	81,955	68,169
Convertible debt	400,456	382,517

Total liabilities	1,230,707	1,145,307

Commitments and contingencies (Notes 8 and 16) Minority interest	11,993	9,143

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2000 and 1999	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 139,328,528 shares in 2000 and 1999; Outstanding: 138,070,906 shares in 2000 and 138,715,659 shares in 1999	1,381	1,387
Treasury stock, at cost: 1,238,753 shares in 2000 and 594,000 shares in 1999	(23,186)	(11,023)
Additional paid-in capital	695,388	653,384
Accumulated other comprehensive income	6,788	15,766
Accumulated deficit	(457,448)	(303,576)

Total stockholders’ equity	222,923	355,938

Total liabilities, minority interest and stockholders’ equity	$1,465,623	$1,510,388

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2000	1999	1998

	(As Restated)	(As Restated)	(As Restated)

	(In thousands, except per share data)
Net revenue:
Product	$438,485	$438,265	$238,426
Services and support	270,887	222,072	189,341

Total net revenue	709,372	660,337	427,767
Cost of net revenue:
Product	117,801	90,611	120,930
Services and support	42,301	42,094	39,674

Total cost of net revenue	160,102	132,705	160,604
Operating costs:
Research and development(1)	164,218	152,728	135,475
Marketing and sales(2)	358,295	327,508	273,696
General and administrative(3)	91,277	114,521	97,851
Amortization of intangibles	58,236	50,354	40,969
Provision for doubtful accounts, net	4,785	19,246	4,828
Acquisition and other related costs	—	—	117,170

Total operating costs	676,811	664,357	669,989
Loss from operations	(127,541)	(136,725)	(402,826)
Interest and other income	43,018	30,808	31,958
Interest and other expenses	(18,202)	(16,833)	(14,195)
Gain (loss) on investments, net	31,801	(5,026)	(1,148)

Loss before provision for (benefit from) income taxes and minority interest	(70,924)	(127,776)	(386,211)
Provision for (benefit from) income taxes	40,944	24,702	(67,137)

Loss before minority interest	(111,868)	(152,478)	(319,074)
Minority interest in loss of consolidated subsidiaries	3,854	514	—

Net loss	$(108,014)	$(151,964)	$(319,074)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	$(318)	$(1,803)	$388
Foreign currency translation gain (loss)	(8,660)	19,986	(4,340)
Comprehensive loss	$(116,992)	$(133,781)	$(323,026)
Net loss per share — basic and diluted	$(0.78)	$(1.10)	$(2.40)
Shares used in per share calculation — basic and diluted	138,072	138,695	133,075

(1)	Includes stock-based compensation charge of $1,894 and $4,515 and $668 for the years ended December 31, 2000, 1999, and 1998, respectively.

(2)	Includes stock-based compensation charge of $4,570 and $7,162 and none for the years ended December 31, 2000, 1999, and 1998, respectively.

(3)	Includes stock-based compensation charge of $3,652 and $9,026 and none for the years ended December 31, 2000, 1999, and 1998, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Retained
	Common Stock			Additional	Deferred	Comprehensive	Earnings	Total
			Treasury	Paid-In	Stock	Income/	(Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Compensation	(Loss)	Deficit)	Equity

				(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

	(In thousands)
Balances, December 31, 1997, as reported prior to pooling-of-interests	128,040	$1,117	—	$300,735	$(668)	$1,778	$152,489	$455,451
Adjustments in connection with pooling-of-interests	—	164	—	30,674	—	—	6,212	37,050

Balances, December 31, 1997, as reported after pooling of interests	128,040	1,281	—	331,409	(668)	1,778	158,701	492,501
Adjustments in connection with restatement	—	—	—	900	—	(243)	9,121	9,778

Balances, December 31, 1997, (As Restated)	128,040	1,281	—	332,309	(668)	1,535	167,822	502,279
Issuance of common stock upon exercise of stock options	8,561	86	—	144,560	—	—	—	144,646
Issuance of common stock from Employee Stock Purchase Plan	445	4	—	6,363	—	—	—	6,367
Tax benefits from exercise of non-qualified stock options	—	—	—	43,500	—	—	—	43,500
Stock options issued in connection with acquisitions	—	—	—	2,616	—	—	—	2,616
Foreign currency translation	—	—	—	—	—	(4,340)	—	(4,340)
Unrealized gain on investments		—	—	—	—	388	—	388
Amortization of deferred stock-based compensation	—	—	—	—	668	—	—	668
Exercise of warrants	59	—	—	1,944	—	—	—	1,944
Net loss (As Restated)	—	—	—	—	—	—	(319,074)	(319,074)

Balances, December 31, 1998 (As Restated)	137,105	1,371	—	531,292	—	(2,417)	(151,252)	378,994
Issuance of common stock upon exercise of stock options	1,196	12	1,414	17,471	—	—	(360)	18,537
Issuance of common stock from Employee Stock Purchase Plan	578	6	—	8,929	—	—	—	8,935
Repurchase of common stock	(685)	(7)	(12,437)	—	—	—	—	(12,444)
FSA conversion of preferred stock to common stock	438	4	—	—	—	—	—	4
Exercise of warrants	85	1	—	458	—	—	—	459
Proceeds from sale of put options	—	—	—	5,250	—			5,250
Compensation charge due to repricing of stock options and McAfee.com options, as restated	—	—	—	20,703	—	—	—	20,703
Capital contributed by minority stockholders of subsidiary	—	—	—	69,281	—	—	—	69,281
Foreign currency translation	—	—	—	—	—	19,986	—	19,986
Unrealized loss on investments	—	—	—	—	—	(1,803)	—	(1,803)
Net loss (As Restated)	—	—	—	—	—	—	(151,964)	(151,964)

Balances, December 31, 1999 (As Restated)	138,717	1,387	(11,023)	653,384	—	15,766	(303,576)	355,938
Issuance of common stock upon exercise of stock options	3,036	30	72,054	—	—	—	(39,788)	32,296
Issuance of McAfee.com common stock upon exercise of stock options	—	—	—	3,461	—	—	—	3,461
Issuance of common stock from Employee Stock Purchase Plan	666	7	16,156	1,322	—	—	(6,070)	11,415
Repurchase of common stock	(4,347)	(43)	(100,373)	—	—	—	—	(100,416)
Proceeds from sale of put options	—	—	—	13,890	—	—	—	13,890
Compensation charge due to repricing of stock options and other compensation charges, as restated	—	—	—	10,116	—	—	—	10,116
Issuance of stock by consolidated subsidiary in acquisition	—	—	—	19,600	—	—	—	19,600
Minority interest	—	—	—	(6,385)	—	—	—	(6,385)
Foreign currency translation	—	—	—	—	—	(8,660)	—	(8,660)
Unrealized gain on investments	—	—	—	—	—	(318)	—	(318)
Net loss (As Restated)	—	—	—	—	—	—	(108,014)	(108,014)

Balances, December 31, 2000 (As Restated)	138,072	$1,381	$(23,186)	$695,388	$—	$6,788	$(457,448)	$222,923

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	1999	1998

	(In thousands)
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(108,014)	$(151,964)	$(319,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,827	71,016	64,000
Provision for doubtful accounts	4,785	19,246	4,828
Impairment of goodwill	3,600	—	—
Write-down of property and equipment	—	—	14,898
Non-cash interest expense on convertible debt	18,857	19,308	17,811
Stock-based compensation charge	10,116	20,703	668
Deferred taxes	(13,175)	(42,451)	(214,135)
Realized (gain) loss on investments	19,290	(1,037)	1,148
Gain on the sale of Goto.com investment	(39,772)	—	—
Gain on the sale of Network Associates Japan Investment	(11,319)	—	—
Minority interest in loss of consolidated subsidiaries	(3,854)	(514)	—
Tax benefit from exercise of nonqualified stock options	—	—	43,500
Acquired in-process research and development	—	—	49,844
Changes in assets and liabilities:
Accounts receivable	(22,516)	(43,820)	108,437
Prepaid expenses, income taxes and other current assets	(24,097)	13,633	(13,671)
Accounts payable and accrued liabilities	(1,168)	28,671	96,805
Deferred revenue	93,248	123,423	177,950
Other	766	—	114

Net cash provided by operating activities	7,574	56,214	33,123

Cash flows from investing activities:
Purchase of marketable securities	(510,247)	(368,650)	(856,746)
Sale of marketable securities	547,354	233,499	801,776
Purchase of acquired technology	(12,500)	—	—
Purchase of other investments	(20,999)	(19,669)	—
Purchase of property and equipment	(54,031)	(20,458)	(34,818)
Proceeds from sale of property and equipment	—	6,518	—
Proceeds from sale of Goto.com investment	36,750	—	—
Proceeds from the sale of Direct Web	—	6,000	—
Proceeds from sale of Network Associates Japan investment Investment	11,947	—	—
Acquisition of CyberMedia, net of cash acquired	—	—	(131,030)
Acquisition of Magic Solutions, net of cash acquired	—	—	(112,480)
Acquisitions by McAfee.com, net of cash acquired	(1,961)	—	—

Net cash used in investing activities	(3,687)	(162,760)	(333,298)

Cash flows from financing activities:
Proceeds from short-term financing	12,758	49,293	180,836
Repayment of short-term financing	(13,009)	(139,043)	(109,555)
Repayment of notes payable	(333)	(3,085)	—
Bank overdraft	—	12,948	—
Repayment of bank overdraft	(12,948)	—	—
Issuance of common stock under stock option and purchase plans	46,548	27,472	151,013
Proceeds from sale of put options	13,890	5,250	—
Proceeds from exercise of McAfee.com stock options	3,461
Repurchase of common stock	(100,416)	(12,444)	—
Proceeds of McAfee.com initial public offering, net	—	78,938	—
Issuance of convertible debt, net of issuance costs	—	—	337,624
Exercise of warrants	—	459	1,944

Net cash provided by (used in) financing activities	(50,049)	19,788	561,862

Effect of exchange rate changes on cash and cash equivalents	(8,031)	(2,409)	181

Net increase (decrease) in cash and cash equivalents	(54,193)	(89,167)	261,868
Cash and cash equivalents at beginning of year	329,732	418,899	157,031

Cash and cash equivalents at end of year	$275,539	$329,732	$418,899

Non-cash investing activities:
Unrealized gain (loss) on marketable investments	$(318)	$(1,803)	$—

Supplemental disclosure of cash flow information:
Cash paid (refund received) during the year for income taxes	$46,715	$(17,544)	$66,205

Cash paid during the year for interest	$12	$13	$721
Stock options issued in conjunction with acquisition	—	—	$2,616

Issuance of stock by consolidated subsidiary in acquisition	$19,600	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

      Networks Associates, Inc. and its majority owned subsidiaries (the “Company”) develops, markets, distributes and supports network security and network management software products. The Company’s markets are worldwide and include corporate, governmental, and institutional users as well as resellers and distributors throughout the world. International sales and support are provided by subsidiaries in principal European markets and independent agents and distributors elsewhere internationally. The Company changed its name from McAfee Associates, Inc. to Networks Associates, Inc. in connection with the combination of McAfee Associates and Network General, in December 1997.

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and majority owned subsidiaries, including McAfee.com. All significant intercompany accounts and transactions have been eliminated.

Minority Interest

      Minority interest in loss of consolidated subsidiaries represents the minority stockholders’ share of the income or loss of two consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by these minority stockholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include those required in the valuation of intangible assets acquired in purchase business combinations including amounts accounted for as in-process research and development, allowances for doubtful accounts, sales returns and price adjustments and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

      Additionally, the foregoing restatement adjustments, discussed in Note 3 in the Notes to Consolidated Financial Statements, required an evaluation of a number of complex criteria and significant accounting judgments by the Company.

Certain Risks and Concentrations

      The Company’s revenues are derived primarily from the license of its software products. The markets in which the Company operates are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. The Company has historically derived a majority of its net revenues from anti-virus software products and network fault and performance management products. These products are expected to continue to account for a significant portion of net revenue for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological changes.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company sells a significant amount of its products through intermediaries such as distributors and resellers. The Company’s top five distributors in the United States typically represent approximately 40% to 45% of net revenue in any quarter. The Company’s two largest distributors accounted for approximately 35% of sales for 2000.

      The Company’s distributor agreements may be terminated by either party without cause. If one of the Company’s significant distributors terminates its distribution agreement, the Company could experience a significant interruption in the sale and distribution of its products.

      The Company’s distributors may sell other vendor’s products that are complementary to, or compete with, its products. While the Company encourages its distributors to focus on the Company’s products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

      The Company has significant accounts receivable from several major distributors and from customers across a broad demographic base. The Company performs ongoing credit evaluations of its customers and maintains provisions for doubtful accounts. The Company does not request collateral from any of its customers prior to granting credit.

      Some of the Company’s distributors may experience financial difficulties, which could adversely impact collection of accounts receivable. The Company regularly reviews the collectibility and credit-worthiness of its distributors to determine an appropriate provision for doubtful accounts. The Company’s provision for doubtful accounts was $7.2 million at December 31, 2000 and $7.7 million at December 31, 1999. The Company’s uncollectible accounts could exceed our current or future provisions.

      The Company has credit risk exposure from the potential that the counterparties to its interest rate swaps and foreign forward exchange contracts may not perform according to the terms of these derivative agreements. The Company limits the risk that counterparties to these contracts may be unable to perform by transacting only with major U.S. and European banks. Failure of a counterparty to perform under the agreements with respect to these transactions could have a material effect on the Company’s results of operations and cash flows.

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

      The Company relies on a limited number of third parties to manufacture some of its hardware-based products. Reliance on third-party manufacturers, including software replicators, involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of the Company’s third party manufacturers cannot or will not manufacture its products in required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity. Even if this additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

      The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the determination of net loss.

Cash and Cash Equivalents

      Cash equivalents are comprised of highly liquid debt instruments with original or remaining maturities at date of purchase of 90 days or less.

Marketable Securities

      All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Short-term marketable securities are those with maturities greater than 90 days but less than one year. Long-term marketable securities have original maturities greater than one year. Unrealized gains and losses on marketable securities are reported net of related taxes as a component of accumulated other comprehensive income (loss). Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

Inventories

      Inventory, which consists primarily of finished goods, is stated at lower of cost or market and is included in other current assets. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. The Company provides an inventory allowance based upon excess and obsolete inventory determined primarily by future demand forecasts.

Property and Equipment

      Property and equipment are presented at cost less accumulated depreciation and amortization. (See Note 8 of the Notes to Consolidated Financial Statements). Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the related assets as follows:

•	computer hardware and software — three to seven years;

•	office furniture and equipment — three to five years; and

•	leasehold improvements — the shorter of the lease term or the estimated useful life of the asset.

      Upon disposal, the Company removes the asset and accumulated depreciation from its records and recognizes the related gain or loss in results of operations.

      Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in operations.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software

      Software development costs, including costs incurred to purchase third-party software, are capitalized beginning when the Company has determined factors are present, including, among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company’s management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of three years using the straight-line method.

      When events or circumstances indicate the carrying value of internal-use software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

Intangible Assets

      Intangible assets, which include goodwill, purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives on the Company’s identifiable intangibles is three to seven years (see Note 7 to these Notes to Consolidated Financial Statements).

      The Company assesses the impairment of identifiable intangibles and related goodwill in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” The Company also assesses the impairment of enterprise level goodwill in accordance with the provision of Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important which could trigger an impairment review include, but are not limited to, significant under performance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

Investments

      Investments consist of minority investments in non-publicly and publicly traded companies in which the Company holds less than a 20% interest and does not exercise significant influence. The private investments with no concurrent revenue arrangements are included in other assets on the Company’s consolidated balance sheet and are carried at original cost, less reductions related to other-than-temporary declines in value. In accordance with APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB29”), investments with concurrent revenue arrangements are carried at cost, less the amounts received under the revenue arrangement when fair value cannot be readily determined. The public investments are included in short-term marketable securities and are carried at fair value with resulting unrealized gains (losses), net of related taxes, included on the Company’s consolidated balance sheet as a component of accumulated other comprehensive income (loss). The Company assesses the recoverability of its investments on a regular basis. Factors that the Company considers which could trigger an other than

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary decline in the value of such investments include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in market conditions. For public investments, the Company also considers the period of time the fair value of the investment has been less than its carrying value. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $16.5 million in 2000.

Fair Value of Financial Instruments

      Carrying amounts of the Company’s financial instruments including cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities and approximate fair value due to their short maturities. The fair value of the Company’s marketable securities is disclosed in Note 5 of the Notes to the Consolidated Financial Statements. The Company’s Senior Subordinated Convertible Debentures are not traded in a public market. The fair market value of the debentures are based on, among other factors, market interest rates, the status of the Company’s technology, and other general business and market conditions as of the date of the offering, February 13, 1998. As the Company was unable to reliably estimate these factors as of December 31, 2000, the fair value of the debentures could not be estimated.

Derivatives

      The Company uses forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. The instruments are designated as a hedge and are highly inversely correlated to the hedged item. Gains and losses on the contracts are reported in other income and offset gains and losses from the revaluation of nonfunctional currency assets and liabilities. If a hedging instrument ceases to qualify for hedge accounting, it is accounted for on a mark to market basis and any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes.

Revenue Recognition

      The Company’s revenue is derived from primarily two sources (i) product revenue, which includes software license, hardware, retail and royalty revenue, and (ii) services and support revenue, which includes software license maintenance and support, training, consulting, and on-line subscription revenue.

      The Company licenses its software products under one and two-year term or perpetual licenses. The Company sells its products and services via its direct sales force, through domestic and foreign distributors and via the Internet. Under the Company’s on-line subscription arrangements, which do not include any upfront setup fees, customers pay a fixed fee and receive service over a period of time, generally one year.

      The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, the Company does not bifurcate the fee and apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 101, “Revenue Recognition.”

      Product revenue from the license of the Company’s software products and sale of hardware products where the software is not incidental is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates and customer support is deferred and recognized ratably over the service period. On-line subscription revenue is

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized ratably over the service period, which is generally one year. Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement. Royalty revenue is generally recognized upon receipt of periodic royalty reports received from customers, which generally coincides with receipt of cash.

      For all sales except those completed via the Internet, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement.

      Fees due under an arrangement with the Company’s end-user customers are generally deemed not to be fixed or determinable if a significant portion of the fee is due beyond the Company’s normal payment terms that are 30 to 90 days from the date of invoice. Fees due under an arrangement with distributors and resellers are generally deemed not to be fixed or determinable if a significant portion of the fee is due beyond the date when products have been sold by the distributors or resellers to their customers. In these cases, revenue is not recognized until the fees become due. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      The Company recognizes revenue from sales to distributors and resellers when products have been sold by the distributors or resellers to their customers (sell-through or sell-out method). In addition, the Company makes an estimate of returns from end users and amounts for promotional and rebate programs based on its historical experience. These provisions are recorded as a reduction of revenue.

      For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with term and perpetual licenses), the Company allocates revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements. The fair values for the ongoing maintenance and support obligations for both term and perpetual licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor Specific Objective Evidence (“VSOE”) of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

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

      Under government contracts, the Company is subject to audit by the Defense Contract Audit Agency which could result in the renegotiations of amounts previously billed.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs

      Advertising production costs are expensed as incurred. Media (TV and print) placement costs are expensed in the period the advertising first appears. Total advertising and promotional expenses were $43.7 million, $36.4 million, and $27.6 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Stock-based Compensation

      The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation. Accordingly, with respect to fixed plan awards, the Company measures the excess, if any, of the market value of its common stock on the date of the award over the exercise price of options granted as deferred compensation expense (intrinsic method) and recognizes any such excess over the vesting period using the straight-line method. With respect to variable plan awards resulting from award modifications or award terms where the amount of shares and the exercise price are not fixed at the date of grant, the Company records stock-based deferred compensation for the excess, if any, of the market value of its common stock at the end of each reporting period (or date of exercise, forfeiture or cancellation without replacement, if earlier) over the fair value of its common stock on the date of the award or modification. The resulting deferred compensation charge to earnings will be recorded over the remaining vesting term using the accelerated method of amortization. When variable plan options become fully vested, any remaining deferred compensation is recognized.

      In addition, the Company provides pro forma information regarding net loss as if the Company accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and related interpretations.

      The Company accounts for options awarded to non-employees (consultants) at fair value using the Black-Scholes option pricing model. The resulting fair value is recognized upon performance.

Income Taxes

      The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the Company’s current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Loss Per Share

      Net loss per share has been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average common shares outstanding during the period. Diluted net loss per share is computed using the weighted average common shares and potentially dilutive shares outstanding during the period.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      The Company uses the guidance in SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income (loss).

Recent Accounting Pronouncements

      In September of 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”) which addresses whether consideration, including sales incentives and rebates, from a vendor to a reseller or customer is (i) an adjustment of the selling price of the vendor’s products that should be deducted from revenue when recognized in the vendor’s statement of operations or (ii) a cost incurred by the vendor for assets or services received from the reseller that should be included as a cost or expense when recognized in the vendor’s statement of operations. After adopting EITF 01-09 in 2002, the Company reclassified the 2000, 1999 and 1998 financial statements for comparative purposes to comply with the income statement display requirements of EITF 01-09. The Company reduced net revenue by $37.8 million, $51.2 million and $28.4 million in 2000, 1999 and 1998, respectively, to reclassify amounts previously treated as marketing expense to offset net revenue under the display requirements of EITF 01-09.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS 133”) as amended by SFAS 137 and SFAS 138. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the impact of SFAS 133, as amended, will not have a material effect on the financial position or results of operations of the Company.

      In March 2000 the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”). FIN 44 is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000.

3.	Restatement of Consolidated Financial Statement Results

      On March 26, 2003, the Company announced that, as a result of information obtained in connection with ongoing Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) investigations into its previously issued consolidated financial statements, the Company would restate its 2000, 1999 and 1998 financial results to reflect sales to distributors and resellers on a sell-through basis, which is how the Company has recognized revenue from sales to distributors since the beginning of 2001. In the course of preparing these consolidated financial statements to properly reflect sales to distributors and resellers on the sell-through basis, the Company identified other items and errors for which accounting adjustments were necessary; which resulted in further restatement adjustments to its consolidated financial statements for 2000, 1999, 1998 and 1997 and subsequent periods.

      In June 2002, the Company filed an Annual Report on Form 10-K/A (Amendment No. 1) with the SEC to restate financial statements for 2000, 1999 and 1998. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, December 31, 2001 and March 31, 2002 consolidated balance sheets were restated. This previous restatement (i) corrected certain inaccuracies found in the

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s accounts for 1998 through 2000 and (ii) gave retroactive effect to the adoption of EITF 01-09. Many of the previous accounting inaccuracies pertained to amounts that were reclassified from tax liability accounts to the operating and administrative liability accounts, thereby causing expenses to be understated. Other previous accounting inaccuracies included reclassification of tax liability accounts to the sales return allowances account, reclassification of amounts from a operating and administrative liability account to a marketing liability account, and the recording of payments to a distributor in a balance sheet tax liability account instead of reducing net revenue. This previously filed financial information within Form 10-K/A (Amendment No. 1) represents the most recent reported financial information for 2000, 1999 and 1998 and is referenced herein “as reported.” All restated information in this Form 10-K/A (Amendment No. 2) is referenced herein “as restated.”

      The revenue restatement adjustments recorded in this restatement primarily result in revenue being deferred and recognized in subsequent periods, although certain adjustments result in permanent reductions in revenue. The adjustments include (i) amounts deferred from 1998 through 2000 and recognized in subsequent periods as a result of (a) conversion from a sell-in basis to the sell-through basis of accounting for revenue from distributors and resellers to properly report revenue on these sales and (b) errors previously made in the application of the revenue recognition principles under SOP 97-2, and (ii) permanent reductions in revenue as a result of the presence of concurrent investments in customers and errors due to misclassifications between revenue and expense. The net effect of these revenue adjustments is to increase total revenue by $11.6 million and $49.4 million in 2000 and 1999, respectively, and to decrease total revenue by $533.9 million in 1998. The Company has also made certain deferrals and other adjustments to its expenses and other accounts in connection with these revenue adjustments and has made certain other adjustments to its expenses. For example, the Company made adjustments to defer cost of revenue to the period in which the related deferred revenue was recognized. The net effect of these expense and other account adjustments is to decrease 2000 expense by $28.7 million, increase 1999 expense by $16.2 million and reduce 1998 expense by $15.7 million. As a result of these adjustments to revenues and expenses and other accounts, the Company is also making certain income tax-related adjustments which decrease (increase) the provision for income taxes by $(24.4) million $(28.2) million and $166.7 million in 2000, 1999 and 1998, respectively. The consolidated statement of operations impact of all of these adjustments is to reduce 2000 and 1999 net loss by $15.9 million and $4.9 million, respectively, and to restate our previously reported net income of $32.4 million in 1998 to a net loss of $319.1 million.

      The restatement adjustments discussed herein required an evaluation of a number of complex criteria and significant accounting judgments by the Company.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the net effect of the restatement adjustments on cumulative net revenues for 1998 through 2000 and reflects the amount of net revenue from this period deferred to later periods (in millions). The primary net effect of the revenue restatement adjustments is to defer revenue in 1998 and recognize a greater amount of revenue in 2000 through 2003. Excluding permanent reductions and the impact of currency conversions, there was no reduction in aggregate net revenue as a result of the restatement over the affected periods. Several adjustments, such as the reduction in revenue as a result of the concurrent investments in customers and misclassifications between revenue and expense, have caused a permanent reduction in the Company’s revenues.

1998-2000

Cumulative 1998 through 2000 net revenue, as previously reported	$2,270.4
Permanent reductions in revenue:
Collection not reasonably assured	(8.8)
Business combinations and related restructuring charges	(44.6)
General and administrative expenses	(5.3)
Reclassifications for payments to distributors and customers	(18.2)
Investments in customers	(11.8)
Other revenue adjustments	(30.2)

Total permanent reductions in revenue	(118.9)
1997 revenue deferred and recognized in 1998 through 2000	12.2
Revenue deferred as of December 31, 2000 to be recognized in subsequent periods	(366.3)

Total decrease in cumulative net revenue, as previously reported in 1998 through 2000	(473.0)

Cumulative 1998 through 2000 net revenue, as restated	$1,797.4

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the net effect of the restatement adjustments on the cumulative net loss for 1998 through 2000 (in millions):

1998-2000

Cumulative net loss, as previously reported	$(248.4)
Restatement adjustments to net revenue (see above)	(473.0)
Expense adjustments:
Provision for doubtful accounts	35.9
Business combinations and related restructuring charges	(26.8)
General and administrative expenses	5.3
Reclassification for payments to distributors	18.7
Investments in customers	9.2
Cumulative translation adjustment	(7.0)
Cost of revenue	10.2
Stock-based compensation	(6.5)
Other	(7.8)
Income tax effect of restatement adjustments	111.2

Total restatement expense adjustments	142.4

Net restatement adjustments	(330.6)

Restated net loss	$(579.0)

      The consolidated financial statements for 2000, 1999 and 1998 have been restated to incorporate all the restatement adjustments and the related tax effects, as described herein. In addition, the restatement affected periods prior to 1998. The impact of the restatement on such prior periods was reflected as an adjustment to opening consolidated retained earnings as of January 1, 1998.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth selected consolidated balance sheets data for the Company, showing previously reported amounts and restated amounts for 2000 and 1999:

Consolidated Balance Sheets

(In thousands)

	December 31, 2000			December 31,1999

	As			As
	Previously			Previously
	Reported	As Restated	Difference	Reported	As Restated	Difference

ASSETS
Current assets:
Cash and cash equivalents	$275,539	$275,539	$—	$316,784	$329,732	$12,948
Short-term marketable securities	85,721	195,469	109,748	72,135	164,763	92,628
Accounts receivable, net	122,315	116,172	(6,143)	174,646	99,079	(75,567)
Prepaid expenses, income taxes and other current assets	50,346	79,644	29,298	33,038	56,943	23,905
Deferred taxes	86,771	161,063	74,292	79,186	108,664	29,478

Total current assets	620,692	827,887	207,195	675,789	759,181	83,392
Long-term marketable securities	332,893	223,145	(109,748)	397,447	286,420	(111,027)
Property and equipment, net	75,499	76,253	754	45,392	50,840	5,448
Deferred taxes	120,261	136,177	15,916	104,307	182,825	78,518
Intangible assets and other assets	242,275	202,161	(40,114)	266,862	231,122	(35,740)

Total assets	$1,391,620	$1,465,623	$74,003	$1,489,797	$1,510,388	$20,591

LIABILITIES
Current liabilities:
Accounts payable	$46,817	$46,817	$—	$13,723	$4,768	$(8,955)
Accrued liabilities	254,281	245,678	(8,603)	264,453	235,694	(28,759)
Deferred revenue	151,566	449,600	298,034	123,236	378,609	255,373
Deposits from customers	—	6,161	6,161	—	62,491	62,491
Note payable	—	40	40	103	13,059	12,956

Total current liabilities	452,664	748,296	295,632	401,515	694,621	293,106
Deferred taxes	7,971	—	(7,971)	10,575	—	(175)
Deferred revenue, less current portion	26,592	81,955	55,363	30,005	68,169	38,164
Convertible debentures	396,336	400,456	4,120	378,304	382,517	4,213
Other long-term debt and liabilities	532	—	(532)	963	—	(963)

Total liabilities	884,095	1,230,707	346,612	821,362	1,145,307	334,345

Minority interest	11,067	11,993	926	9,317	9,143	(174)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2000			December 31,1999

	As			As
	Previously			Previously
	Reported	As Restated	Difference	Reported	As Restated	Difference

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—	—
Common stock	1,381	1,381	—	1,387	1,387	—
Treasury stock	(23,186)	(23,186)	—	(11,023)	(11,023)	—
Additional paid-in capital	685,423	695,388	9,965	644,821	653,384	8,563
Cumulative other comprehensive income (loss)	(31,266)	6,788	38,054	(9,957)	15,766	25,723
Accumulated deficit	(135,894)	(457,448)	(321,554)	33,890	(303,576)	(337,466)

Total stockholders’ equity	496,458	222,923	(273,535)	659,118	355,938	(303,180)

Total liabilities, minority interest and stockholders’ equity	$1,391,620	$1,465,623	$74,003	$1,489,797	$1,510,388	$20,591

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table sets forth selected consolidated statements of operations data for the Company, showing previously reported annual amounts, and restated amounts, for the years ended December 31, 2000, 1999 and 1998:

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

	Year Ended December 31, 2000			Year Ended December 31, 1999			Year Ended December 31, 1998

	As Previously			As Previously			As Previously
	Reported	As Restated	Difference	Reported	As Restated	Difference	Reported	As Restated	Difference

	(In thousands, except per share data)
Net revenue:
Product	$457,964	$438,485	$(19,479)	$423,668	$438,265	$14,597	$803,001	$238,426	$(564,575)
Services and support	239,778	270,887	31,109	187,316	222,072	34,756	158,682	189,341	30,659

Total net revenue	697,742	709,372	11,630	610,984	660,337	49,353	961,683	427,767	(533,916)

Cost of net revenue:
Product	113,394	117,801	4,407	88,729	90,611	1,882	137,374	120,930	(16,444)
Services and support	42,301	42,301	—	42,094	42,094	—	39,674	39,674	—

Total cost of net revenue	155,695	160,102	4,407	130,823	132,705	1,882	177,048	160,604	(16,444)

Operating costs:
Research and development	172,968	164,218	(8,750)	152,728	152,728	—	135,475	135,475	—
Marketing and sales	377,001	358,295	(18,706)	326,160	327,508	1,348	266,450	273,696	7,246
General and administrative	85,064	91,277	6,213	129,528	114,521	(15,007)	90,106	97,851	7,745
Amortization of intangibles	66,282	58,236	(8,046)	58,400	50,354	(8,046)	43,182	40,969	(2,213)
Provision for doubtful accounts	9,924	4,785	(5,139)	—	19,246	19,246	—	4,828	4,828
Acquisition and other related costs	—	—	—	(18,732)	—	18,732	135,616	117,170	(18,446)

Total operating costs	711,239	676,811	(34,428)	648,084	664,357	16,273	670,829	669,989	(840)

Income (loss) from operations	(169,192)	127,541	41,651	(167,923)	(136,725)	31,198	113,806	(402,826)	(516,632)
Interest and other income	44,624	43,018	(1,606)	30,678	30,808	130	33,257	31,958	(1,299)
Interest and other expenses	(18,169)	(18,202)	(33)	(17,332)	(16,833)	499	(15,246)	(14,195)	1,051
Gain (loss) on investments, net	30,361	31,801	1,440	(6,145)	(5,026)	1,119	190	(1,148)	(1,338)

Income (loss) before provision for (benefit from) income taxes and minority interest	(112,376)	(70,924)	41,452	(160,722)	(127,776)	32,946	132,007	(386,211)	(518,218)
Provision for (benefit from) income taxes	16,504	40,944	24,440	(3,497)	24,702	28,199	99,573	(67,137)	(166,710)

Income (loss) before minority interest	(128,880)	(111,868)	17,012	(157,225)	(152,478)	4,747	32,434	(319,074)	(351,508)
Minority interest in loss of consolidated subsidiaries	4,954	3,854	(1,100)	340	514	174	—	—	—

Net income (loss)	$(123,926)	$(108,014)	$15,912	$(156,885)	$(151,964)	$4,921	$32,434	$(319,074)	$(351,508)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	$2,654	$(318)	$(1,797)	$(1,610)	$(1,803)	$(193)	$1,793	$388	$(1,405)
Foreign currency gain (loss)	(23,963)	(8,660)	14,129	$(6,813)	19,986	26,799	(5,101)	(4,339)	762

Comprehensive income (loss)	$(145,235)	$(116,992)	$28,244	$(165,308)	$(133,781)	$31,527	$29,126	$(323,025)	$(352,151)
Net income (loss) per share-basic	$(0.90)	$(0.78)	$0.12	$(1.13)	$(1.10)	$0.03	$0.24	$(2.40)	$(2.64)

Shares used in per share calculation- basic	138,072	138,072	—	138,695	138,695	—	133,075	133,075	—

Net income (loss) per share- diluted	$(0.90)	$(0.78)	$0.12	$(1.13)	$(1.10)	$0.03	$0.23	$(2.40)	$(2.63)

Shares used in per share calculation- diluted	138,072	138,072	—	138,695	138,695	—	138,609	133,075	—

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Revenue and Related Expense Adjustments

      The following is a description of the restatement adjustment categories impacting net revenue, as reported (in thousands):

	Years Ended December 31,

	2000	1999	1998

Net revenue, as previously reported	$697,742	$610,984	$961,683
Revenue restatement adjustments:
Restatement to sell-through basis of revenue recognition	49,359	137,017	(302,962)
Allocation of revenue in multi-element arrangements	(9,009)	(77,922)	(161,676)
Collection not reasonably assured	(2,674)	40,826	(46,937)
Business combinations and related restructuring charges	—	(10,737)	(33,849)
Allowances for sales returns and other revenue adjustments	(8,136)	5,082	(8,293)
General and administrative expenses	(3,519)	(1,890)	77
Reclassifications for payments to distributors	(14,114)	(4,065)	—
Investments in customers	(2,563)	(9,230)	—
Other revenue adjustments	2,286	(29,727)	19,724

Total revenue restatement adjustments	11,630	49,354	(533,916)

Net revenue, as restated	$709,372	$660,338	$427,767

Restatement to Sell-through Basis of Revenue Recognition

      The Company sells certain of its products through distributors and other resellers. Through December 2000, business arrangements with the Company’s distributors and resellers were believed to require payment within a customary collection period and provide limited return rights under specific circumstances and revenue was recognized on a sell-in basis, net of allowances for estimated returns. Under the provisions of SFAS No. 48, “Revenue Recognition When Right-of-Return Exists” (“SFAS 48”), specific criteria must be met for revenue to be recognized upon shipment when the buyer has the explicit or implicit right to return the product. In error, the Company had previously concluded that the criteria of SFAS 48 and SOP 97-2 had been satisfied. The Company has determined that in 1998, 1999 and 2000 it did not meet the SFAS 48 and SOP 97-2 criteria requiring that the vendor’s obligation to the buyer be complete and the fees be fixed or determinable at the time of product shipment. The Company provided concessions, including return rights and stock rotation rights, outside the contractual terms, and, in some instances, facilitated the resale of Company products by its distributors. In addition, in some cases, distributors and resellers were not obligated to pay for delivered inventory until they had sold the inventory. Accordingly, the Company has corrected the recording of its revenue from distributor and reseller transactions prior to 2001 to reflect the sell-through basis of revenue recognition, which is how the Company has reported revenue from sales to distributors and resellers since January 1, 2001.

      Adjustments required under the change to a sell-through revenue recognition policy had the effect of deferring recognition of revenue to periods later than originally recorded. The Company has concluded that, except for currency adjustments, no revenue was lost as a result of this correction although revenue has been restated and recognized in later periods and certain amounts have been reclassified to service and support revenue. The impact of foreign currency adjustments is included in “Other Revenue Adjustments”described below. Also, see “Cost of Product Revenue” below.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Revenue in Multiple-element Arrangements

      The accounting treatment with respect to certain revenue arrangements with multiple elements in 1998 through 2000 has been adjusted to correct certain errors. The Company’s software license arrangements typically include the licensing of software and maintenance and support services or post contract support (“PCS”). SOP 97-2, as amended by SOP 98-9, provides that for arrangements with multiple elements, such as the sale of software licenses with undelivered PCS, revenue is allocated to each element of the arrangement based on the vendor’s specific objective evidence (“VSOE”) of fair value of the undelivered elements. Where evidence of fair value of the undelivered elements are determinable and the fair value of the delivered element (e.g. the license) is not determinable, the Company defers revenue for the arrangement fee equivalent to the fair value of the undelivered elements (e.g. PCS) and recognizes revenue on the delivered element under the residual value method. If the evidence of fair value of undelivered PCS is not determinable, then the entire arrangement fee is recognized ratably over the period that PCS is provided or until evidence of fair value is established. When evidence of fair value is established at a later date, the fair value of the undelivered elements is deferred and the residual portion of the fee is recognized as license revenue. The Company has recorded correcting adjustments, as more fully described below, to comply with the applicable accounting guidance.

      For its enterprise multi-element products, the Company unbundles and defers revenue from the undelivered PCS element and recognizes revenue with respect to the delivered license element. For one-year and two-year term software licenses in 1998 through 2000, amounts were allocated based on the list price of the license and the PCS element. In other instances in 1998 through 2000, the Company allocated revenue to the PCS element based on the amount invoiced to the customer. Further, when customers were offered a discount on the list price of bundled licenses and PCS, during 1998 through 2000 the discount was allocated proportionately based on list price to the license and PCS. The Company has determined that these discounts should have been allocated entirely to the delivered license elements. In addition, the Company has revaluated whether its methods for allocating revenues to the PCS element was supported by sufficient evidence of the fair value of the PCS based on prices for which PCS was sold separately in 1998 through 2000. For some enterprise products in 1998 through 2000, the Company determined that sufficient evidence of fair value did not exist. For other products, evidence of fair value existed, but the amount of deferred revenue should have been greater. These correcting adjustments in 1998 through 2000 cumulatively resulted in the deferral of revenue during that period and the recognition of service and support revenue of $139.5 million and $46.0 million in 2001 and 2002, respectively.

      Upon review of maintenance and support agreements included with the sale of retail licenses in 1998 through 2000, the Company determined it had inappropriately established the fair value for the PCS element (updates to virus definition files) of these arrangements. As the Company did not sell the PCS separately until late 2000, all license and PCS revenue under the arrangements should have been deferred and recognized over the three-year estimated life of the retail license or until evidence of fair value of the PCS was established. In addition, McAfee.com’s carve-out financials established VSOE of fair value for PCS of its retail licenses based on renewal rates offered on its Web site. However, the renewal rate for PCS used by McAfee.com to establish the VSOE of fair value of updates was not sufficiently similar to the PCS offering included with the software license sold. As a result, the Company recorded adjustments related to its retail licenses and McAfee.com’s arrangements to recognize all related license and PCS revenue ratably over the estimated life of the retail licenses of three years until the VSOE of fair value of PCS was established in the fourth quarter of 2000. At that time, the VSOE of fair value for PCS was established based on an annual renewal rate for the PCS element included with our retail licenses.

      In addition, the Company identified an element in certain retail product offerings in 1998 through 2000 that provided for a free upgrade for 90-days after purchase that had originally not been considered in determining the allocation of revenue to the various elements in the arrangement. Since the Company does

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not sell such an upgrade right separately, VSOE of fair value for the upgrade right could not be established and all revenue related to these products has been deferred until the 90-day period expires. The Company also considered the effect of the 90-day free upgrade right on 1997 sales when the Company was under the then-current revenue recognition guidance of SOP 91-1, “Software Revenue Recognition.” That guidance requires that, if a vendor has a PCS obligation and the separate price for the PCS cannot be derived, both the PCS and the licensing fee should be recognized ratably over the PCS period. Consequently, for licenses with unexpired upgrade rights, the Company deferred revenue of approximately $8.9 million as of December 31, 1997, which increased revenue in the first quarter of 1998 when the deferred revenue was recognized over the remainder of the 90-day free upgrade right period.

      The Company also examined significant licensing arrangements with end-user customers in 1998 through 2000 to evaluate whether VSOE of fair value had been adequately established for PCS. As a result, the Company recorded adjustments in 1999 and 2000 deferring revenue previously recognized upon shipment of software licenses that will be recognized over the PCS term (generally two to three years). Additional adjustments were recorded in 1998 through 2000 for other arrangements where the Company was required to provide an element of the arrangement over a contractual term, and there was no VSOE of fair value of this element. In these instances, all the revenue under the arrangement was deferred and recognized ratably over the contract term.

      Overall, adjustments to multi-element revenue arrangements in 1998 through 2000 resulted in the same amount of revenue recognized in total over all periods affected, excluding foreign currency adjustments. However, as there was a significant increase in deferred revenue for 1998 through 2000, service and support revenue will be increased in subsequent periods.

Collection Not Reasonably Assured

      Several of the Company’s distributors were undergoing financial difficulty during 1998, 1999 and 2000. However, the Company continued in error to recognize revenue from these distributors upon shipment of product to these distributors. Revenue from these distributors should have been recognized upon receipt of cash since one of the criteria for revenue recognition under SOP 97-2 is that collectibility is reasonably assured. As a result, restatement adjustments were recorded to (i) reduce the provision for doubtful accounts by $18.9 million and $9.2 million in 1999 and 2000, respectively, and reduce revenue or accounts receivable and (ii) reduce revenue by $50.7 million in 1998 for one distributor and recognize revenues related to this distributor based on cash receipts in 1999, 2000 and subsequent periods.

      The Company recorded restatement adjustments to revenue and the provision for doubtful accounts during 2000, 1999 and 1998. The Company routinely records an allowance for product returns and other revenue adjustments (“Revenue Allowance”) for a variety of reasons including product returns, estimates for price adjustments provided to distributors to meet competitor’s prices as well as other expected incentives. Revenue Allowances are recorded as an offset to revenue, reducing the net revenue reported in the consolidated statement of operations. Upon review of transactions recorded into the provision for doubtful accounts in 1998 through 2000, the Company identified excess provisions for doubtful accounts transferred to the Company’s Revenue Allowances. Net revenue was increased by releasing excess provisions for doubtful accounts (i) to increase the Revenue Allowance or (ii) into revenue when the Revenue Allowance was deemed no longer necessary. Correcting adjustments have been recorded in 1998 through 2000 to reduce revenue for the misclassified amounts with an offsetting decrease in the provision for doubtful accounts.

      Additional adjustments to the provision for doubtful accounts were also made based on the restated balances of accounts receivable.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations and Related Restructuring Charges

      The Company has determined that certain previously recognized restructuring liabilities were recorded in error as liabilities as they did not meet the requirements for liability recognition at the commitment date as the accrued amounts benefited future periods or were not incremental to other costs incurred. The Company also determined, based on subsequent events, that certain accruals were in excess of amounts required. For some cases in which the accrual was not required, the Company evaluated the original support for the estimate and determined that it was more appropriate to reduce the original accrual rather than reverse the excess accruals in a subsequent period as a change in estimate. The Company recorded correcting adjustments in 1997, 1998 and 1999 that effectively reduced acquisition and restructuring accruals by $9.2 million and $18.4 million in 1997 and 1998, respectively, with offsetting increases in related expenses of $17.7 million and $22.4 million in 1998 and 1999. The Company also recorded a $17.0 million reduction to revenue in 1998 related to the reversal of an acquisition-related accrual to channel allowances (a contra revenue account).

      The original accounting treatment with respect to certain purchase transactions has been corrected. Net assets in these transactions were recorded at their estimated fair values with the excess of the purchase price over the fair value of acquired net assets allocated to goodwill. The Company has determined adjustments were required based on its consideration of subsequent events or re-examination of the original estimates of fair value related to liabilities assumed and deferred tax assets. The net effect of the adjustments was to reduce certain assumed liabilities, including deferred revenue and allowances related to certain assets of Magic Solutions and CyberMedia, both acquired in 1998, by $13.0 million and $44.2 million, respectively, with a resulting decrease in goodwill and related amortization of goodwill in 1998 through 2001. Approximately $27.6 million of the adjustments to the purchase price resulted in an offsetting reduction in revenue in 1998 and 1999 as the originally recorded excess liabilities had periodically been reclassified to contra-revenue accounts.

      The Company identified options held by the employees of three acquired companies assumed by the Company as part of the acquisitions. The Company determined that the fair value of the Company options exchanged for the acquired company options should be included in the aggregate acquisition cost. This adjustment increases the total purchase price of CyberMedia, Magic Solutions, and Pretty Good Privacy by $0.7 million, $1.8 million and $0.9 million, respectively, with a resulting increase in goodwill and related amortization of goodwill in 1998 through 2001.

      During 1998, the Company acquired five foreign distributors in pooling-of-interests transactions. In transactions accounted under pooling-of-interests accounting method, the historical operations of the combining entities are restated on a combined basis. The Company determined, however, that upon combination of the historical operations of the acquired foreign distributors with those of the Company inter-company revenue and cost of sales had not been eliminated. Revenue was reduced by approximately $2.2 million in 1998 upon recording this elimination entry.

Allowances for Sales Returns and Other Revenue Adjustments

      In the ordinary course of business, the Company issues credit memorandums to its customers for product returns and other business purposes, which result in a reduction of revenue. In connection with the restatement to the sell-through basis of revenue recognition, the Company gave appropriate effect to previously issued credit memorandums and related allowances by moving the credit memorandums to the period the related revenue was recognized and eliminating those credit memorandums applicable to sell-in revenue recognition but not sell-through revenue recognition (e.g., distribution product returns and stock rotation). While these adjustments increased or decreased revenue in specific periods, there was no overall reduction in revenue when considering all periods affected.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General and Administrative Expenses

      The Company establishes accruals for a variety of costs that are normally charged to general and administrative expense as incurred. The Company routinely records Revenue Allowances based primarily on estimates for price adjustments provided to distributors to meet competitor’s prices and other expected incentives to be provided to distributors. Revenue Allowances are an offset to revenue. In connection with the restatement of the Company’s 1998 through 2000 financial statements, the Company determined that certain excess accruals were in error reclassified to Revenue Allowances causing revenue and expenses to be overstated. Correcting adjustments have been recorded to reduce revenue by $5.3 million, with an offsetting reduction in general and administrative expense of $5.3 million, in 1998, 1999 and 2000, collectively.

Reclassification for Payments to Distributors and Customers

      During the three months ended March 31, 2002, the Company adopted EITF 01-09. EITF 01-09 requires that payments made to or reductions in accounts receivable associated with customers in order to account for certain marketing-related amounts (previously classified as charges to marketing expense), should be reclassified as reductions of revenue. As a result, upon adoption of EITF 01-09, the Company was required to retroactively reclassify amounts recognized for such payments in previously issued consolidated financial statements. As these adjustments have the effect of reducing both previously reported net revenue as well as previously reported marketing costs, the reclassification has no impact on previously reported net loss. As prescribed in EITF 01-09, the Company’s 2002 restatement of the consolidated financial statements for 2000, 1999 and 1998 reclassified approximately $32.7 million, $44.5 million and $28.4 million, respectively, from marketing expense to reduction of revenue. As a result of further investigation, the Company has determined the provisions of EITF 01-09 required additional reclassifications reducing revenue by $18.2 million with an offsetting reduction of $0.4 million in cost of revenue and $18.7 million in marketing expense for 2000 and 1999, collectively.

Investments in Customers

      The Company, in certain instances, licensed its products to certain customers immediately prior to, contemporaneously with, or immediately after acquiring an equity position in those customers. The Company subsequently determined that the transactions lacked economic substance or the fair value of the underlying equity investments could not be readily determined. Therefore, these transactions should have been accounted for as non-monetary exchanges in accordance with APB 29. Under APB 29, the exchange of assets when fair value cannot be readily determined is recorded at the historical cost of the asset surrendered. As a result, the carrying value of certain investments was reduced by the amount of license or services revenue previously recognized. This has resulted in a reduction in revenues of $9.2 million and $2.6 million in 2000 and 1999, respectively, and has reduced previously reported impairment losses and cost of revenues by $9.2 million and $0.8 million, in 2000 and 1999, respectively.

Other Revenue Adjustments

      Other revenue adjustments relate to the Net Tools, foreign currency translation and beginning balance adjustments described below.

      Net Tools. In the third quarter of 1998, the Company began operating a wholly owned subsidiary, Net Tools, Inc. Net Tools acted as an in-house reseller. Net Tools purchased inventory previously sold to distributors by the Company to fulfill orders previously placed by end-users. A total of $72.0 million of product was purchased at the sales price charged to the end user by Net Tools from the Company’s distributors in 1998, 1999 and 2000 in order to fulfill orders previously placed by end-users. As a result of the change to the

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sell-through method of revenue recognition, no revenue related to these previous sales by the Company to those distributors and resellers is recognized prior to sale to the end-users. Upon examination of the original elimination entries recorded upon consolidation of the subsidiary, the Company determined that revenue was overstated by approximately $2.7 million and $0.6 million in 1998 and 1999, respectively, and understated by $0.3 million in 2000. Cost of sales was overstated by $2.4 million and $0.6 million in 1999 and 2000, respectively. Adjustments were recorded to reduce revenue and cost of sales in their respective periods.

      Foreign Currency Translation Effects on Restatement Adjustments. The Company recorded adjustments to increase deferred revenue by $0.6 million and reduce revenue by a total of approximately $1.1 million and increase foreign currency loss by $5.4 million in the three years ended December 31, 2000, relating to the effects of translating the adjusted financial statements of the foreign subsidiaries into the Company’s reporting currency. As noted elsewhere, excluding the effect of currency translation adjustments, the Company determined that no revenue was lost as a result of its change to the sell-through revenue recognition method for years prior to 2001 or the corrections made in connection with multi-element arrangements in 1998 through 2000. The impact of the related currency translation adjustments is included in this line item. In addition, see further adjustments relating to translation of foreign subsidiaries’ financial statements in “Cumulative Translation Adjustment” below.

      Beginning Balance Adjustments. The Company recorded several adjustments in 1997 that resulted in a net $12.0 million increase in 1998 revenue, including the two offsetting adjustments described below.

      In addition to the $17.0 million in excess Revenue Allowances in 1997 discussed in “Business Combinations and Related Restructuring Charges” above, the Company identified through examination of subsequent events $10.0 million of excess Revenue Allowances as of December 31, 1997 and has reversed this amount increasing fiscal 1997 revenue by $10.0 million. Since the overstated Revenue Allowances originally caused revenue in 1998 to be overstated through a reversal of this excess allowance in 1998, the restatement adjustments resulted in a $10.0 million decrease to 1998 revenue. Additionally, the Company examined the effects of restatement to the sell-through method of revenue recognition and other subsequent events on the December 31, 1997 balances. As a result the Company determined that one distributor did not meet all the criteria required under SFAS No. 48 to recognize revenue net of an allowance for estimated returns upon shipment of product. As a result the Company recorded a decrease in 1997 revenue and a commensurate $22.0 million increase in 1998 revenue when the product was sold by the distributor.

Expense and Other Adjustments

Cumulative Translation Adjustment

      The Company has several foreign subsidiaries which together accounted for approximately 38% of its net revenues in 2000, 1999 and 1998. In preparing its consolidated financial statements, the Company is required to translate the financial statements of the foreign subsidiaries from the currency in which their accounting records are maintained, generally in the local currency, into United States dollars. This process results in exchange gains and losses, which under the relevant accounting guidance, are either included within the statement of operations or as a separate part of the Company’s stockholders’ equity under the caption “cumulative translation adjustment” (“CTA”). While considering the effects of foreign currency translation on the restated consolidated balance sheets, as discussed above, the Company determined that inaccurate accounting entries were recorded to the CTA account during 1998 through 2000. The inaccuracies resulted from unsupported adjustments to the CTA account from inter-company account eliminating entries. The Company recorded restatement adjustments in the CTA account totaling $5.9 million for 1998, 1999 and 2000 with offsetting adjustments increasing general and administrative expense.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Product Revenue

      The Company’s cost of product revenue consists primarily of the cost of: media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based products, computer platforms and other hardware components. The cost of net product revenue has been adjusted to reflect the Company’s conversion to sell-through revenue recognition as discussed in “Restatement to Sell-through Revenue Recognition”above. Adjustments have been recorded to defer and recognize certain portions of the cost of net product revenue in the same periods that the related revenue is recognized. As of December 31, 2000, cost of net product revenue deferred to future fiscal periods was $15.7 million.

Stock-based Compensation Charge

      In September 1999, executives of the Company were granted options to purchase 1.7 million shares of McAfee.com common stock, which vested over four years and expired ten years after grant. Since these executives were not employees of McAfee.com, these options were accounted for at fair market value in accordance with SFAS 123 and its interpretations. McAfee.com recorded total compensation expense for 1999 of approximately $6.7 million. The fair market value of the options granted was calculated using the Black-Scholes option pricing model using various assumptions, including an expected life for the options. The Company has determined that using an expected life assumption for options granted to non-employee is not consistent with SFAS 123 and its interpretations, which require the use of the option’s contract term of ten years for non-employee options. Additional stock-based compensation of approximately $5.1 million was recorded in 1999 primarily in general and administrative expense to reflect the appropriate fair value estimate of the McAfee.com options granted to other non-McAfee.com employees.

      In addition, the Company determined stock-based compensation charges of $1.4 million originally recorded in the second quarter of 2002 should have been recorded in 2000 and recorded an increase in stock-based compensation of that amount in 2000 in general and administrative expense.

Short Term Borrowings

      During the period from December 31, 1997 through December 31, 2000, the Company entered into several accounts receivable purchase agreements in which the Company sold to banks portfolios of accounts receivable at discounts ranging from 2.9% to 4.3%. However, the Company assets that were sold under these arrangements did not represent a right to receive cash from the distributors as the distributors had limited obligations to pay until the Company’s products were sold by the distributor. Upon further review of the transactions, the Company determined that the arrangements do not represent sales of receivables under FAS 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Adjustments have been recorded to reflect the arrangements as short-term debt transactions.

Provision for (Benefit From) Income Taxes

      The provision for (benefit from) income taxes for all periods presented was adjusted for the impact of adjustments described above and adjustments to previously reported current income tax expense for the effects of changes in accruals for tax exposure items.

      Net tax expense was decreased by $2.9 million in 1998 by adjustments to purchase accounting related to the Magic and CyberMedia acquisitions, reflecting a $6.5 million CyberMedia tax increase and a $9.4 million Magic related tax decrease. See further discussion of the purchase accounting adjustments at “Business Combinations and Related Restructuring Charges.”

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities Adjustments

      In 2000 and 1999, the Company made adjustments to reclassify $109.7 million and $92.6 million, respectively, from long-term marketable securities to short-term marketable securities and other current assets. The Company also recorded a reclassification between cash and cash equivalents and accrued liabilities of $12.9 million to properly disclose a cash overdraft in 1999.

McAfee.com

      Effective January 1, 1999, the Company contributed its consumer e-commerce business to its then wholly owned subsidiary, McAfee.com and entered into a number of related inter-company agreements. Pursuant to the license agreement under which McAfee.com licensed certain of its technologies, including its McAfee anti-virus software, McAfee.com was obligated to pay the Company a variable royalty on certain related revenue. In December 1999, McAfee.com completed its initial public offering. As of December 31, 2000, the Company owned approximately 81% of McAfee.com’s outstanding common stock and 93% of its total voting power. In September 2002, the Company acquired all the outstanding publicly held shares of McAfee.com and McAfee.com was merged into the Company.

      For the years ended December 31, 2000 and 1999, on a stand-alone basis, McAfee.com reported net revenue of $46.9 million and $24.5 million, respectively, and a net loss of $27.5 million and $27.9 million, respectively. In 2000, the effect of the restatement adjustments (described in the sections above) on McAfee.com’s stand-alone results was to increase 2000 net revenue by $6.7 million, primarily reflecting a VSOE of fair value related increase of $10.3 million and a concurrent equity investment related increase of $1.2 million. The aggregate impact on 2000 was to decrease reported net loss by $7.5 million. In 1999, the effect of the restatement adjustments on McAfee.com’s stand-alone results was to (i) decrease net revenue by $9.3 million, primarily reflecting a VSOE of fair value related decrease of $7.6 million and a concurrent equity investment related decrease of $0.2 million, and (ii) increase expense by $5.1 million, reflecting a stock-based compensation charge. The aggregate impact on 1999 was to increase reported net loss by $16.0 million. Over the two-year period 1999 and 2000, revenue decreased by $2.6 million, stock-based compensation expense increased by $5.1 million and net loss increased by $8.6 million.

      The effect of the restatement adjustments on McAfee.com’s stand-alone results of operations from January 1, 2001 through the merger date in September 2002, is a net decrease in revenue of $0.2 million resulting from a $3.6 million decrease in revenue in 2001 and a $3.4 million revenue increase in 2002. These revenue adjustments are expected to increase net loss in 2001 to $4.7 million and increase net income in 2002 (through the merger date) to $7.3 million with an aggregate $0.2 million decrease in McAfee.com’s stand-alone net income from $2.8 million to $2.6 million for the period beginning on January 1, 2001 through the merger date.

Subsequent Effect on Revenues

      As previously discussed, the primary effect of the revenue restatement adjustments over all the periods affected is to defer revenue in 1998 and recognize a greater amount of revenue in 1999 and subsequent periods. The following table summarizes the total increase in deferred revenue and related accounts as of

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000 and the resulting net effect of the restatement adjustments on revenues in periods subsequent to December 31, 2000 (in millions):

Increase in deferred revenue and related accounts as of December 31, 2000	$366.4

Increases in revenue:
2001	259.2
2002	101.2
2003	5.7
2004	0.3

Revenue recognition deferred as of December 31, 2000 to be recognized in 2001, 2002, 2003 and 2004	$366.4

      Additional information regarding the effect of the restatement adjustments on subsequent periods is located in the Company’s 2002 consolidated financial statements as filed in its 2002 Form 10-K.

4.	Business Combinations and Acquisitions

      The following table is a summary of acquisitions by the Company in the three years ended December 31, 2000:

Common Stock
	Issued in Pooling-of-	Purchase Price
	Interests	Purchase Transactions

2000
McAfee.com acquisitions		$22.6 million
1999
— none —
1998
Syscon	1,230 shares
Nordic	30,508 shares
Magic Solutions		$113.0 million
Trusted Information Systems	6,755,540 shares
Secure Networks	567,000 shares
CSB	9,815 shares
QA Information Security Holding	305,557 shares
Anyware Seguridad Informatica	228,204 shares
Dr. Solomon’s	15,813,142 shares
CyberMedia		$133.7 million

CyberMedia, Inc.

      On September 9, 1998, the Company obtained control of CyberMedia, Inc. (“CyberMedia”), a provider of desktop utility software solutions, when CyberMedia’s stockholders tendered approximately 97% of the outstanding shares to the Company for $9.50 per share in cash. The results of operations of CyberMedia have been included within the consolidated results from the date of acquisition. On September 10, 1998, a subsidiary of the Company merged into CyberMedia in a transaction in which CyberMedia shares not tendered were converted into the right to receive the same per share cash price paid in the tender offer. Total cash paid to stockholders was $131.2 million. The total purchase price, including transaction costs was approximately $133.7 million.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As the Company had assessed and formulated its plans to terminate certain CyberMedia employees and close certain CyberMedia facilities as of the acquisition date, the purchase price plus assumed liabilities of $4.8 million was allocated to the assets acquired. Of the purchase price, $12.2 million was allocated to existing technology and other intangibles and $101.8 million to goodwill, to be amortized over 3 and 7 years, respectively. In addition, $22.8 million was allocated to in-process research and development projects that had not yet reached technological feasibility and did not have alternative future use. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

Magic Solutions International, Inc.

      On April 1, 1998, the Company acquired all of the outstanding capital stock and options of Magic Solutions International, Inc. (“Magic Solutions”), a privately held provider of internal help desk and asset management solutions, for cash of $113.0 million ($112.5 million, net of cash acquired). The results of operations of Magic Solutions have been included with the Company’s consolidated results of operations from the date of acquisition.

      As the Company had assessed and formulated its plans to terminate certain Magic Solutions employees and close the Magic Solutions facilities as of the acquisition date, the total purchase price included related liabilities assumed of $1.3 million. Of the total purchase price, $20.3 million was recorded as trademarks, purchased technology and assembled workforce and $79.9 million as goodwill, to be amortized on a straight-line basis over 5 and 7 years, respectively. In addition, $27.0 million of the total purchase price was allocated to in-process research and development projects that had not yet reached technological feasibility and did not have alternative future use. To determine the value of the in-process research and development, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the time and cost needed to complete each project, expected income from the projects, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing a project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

Pro forma Results of Operations

      The following summary, prepared on a pro forma basis, shows the results of operations as if CyberMedia and Magic Solutions had been acquired as of January 1, 1998, after including the impact of certain adjustments, such as amortization of intangibles and the related income tax effects (dollars in millions, except per share amounts):

Year Ended
December 31,
1998

(Unaudited)
(As restated)
Revenue	$452.6
Net loss	$(354.6)
Net loss per share	$(2.66)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma information set forth above with respect to the CyberMedia and Magic Solutions acquisitions is not necessarily indicative of the operating results that would have occurred if these acquisitions had been consummated as of January 1, 1998, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisitions.

McAfee.com Acquisitions

      During 2000, McAfee.com completed two acquisitions (Signal 9 Solutions Canada and Tufans) for a total purchase price of $22.6 million, including the issuance of approximately 550,000 shares of its Class A common stock, valued at approximately $19.6 million, cash of approximately $2.2 million and acquisition related expenses of $0.8 million. The value of the stock issued was based on the average of the market price of McAfee.com stock a few days before and after the date agreements were reached on the acquisition. The acquisitions were accounted for using the purchase method of accounting and McAfee.com analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development. McAfee.com determined that the acquired technologies and products were largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis, $22.3 million was recorded as goodwill and purchased technology, and is being amortized on a straight-line basis over three years. A summary of the fair value of the assets acquired as a result of these transactions, is as follows (in thousands):

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

      In December 2000, McAfee.com performed a review of the carrying of the goodwill associated with one of its acquisitions and recognized an impairment charge of $3.6 million. McAfee.com performed a review of the carrying value of the goodwill as it had been assessed that McAfee.com would not use the technology purchased as part of the original acquisition. Accordingly, the full value of the unamortized goodwill was written off.

Pooling-of-Interests Combinations

Dr. Solomon’s Group PLC

      On August 13, 1998, the Company acquired Dr. Solomon’s Group PLC (“Dr. Solomon’s”), a European-based publicly-held provider of anti-virus software products, for approximately 15.8 million shares of the Company’s common stock (including 1.7 million shares held in trust pending the exercise of certain outstanding and fully vested Dr. Solomon’s options). In the acquisition, each outstanding ordinary share of Dr. Solomon’s was exchanged for 0.27625 shares of common stock of the Company.

      The Company assumed all outstanding options to acquire Dr. Solomon’s ordinary shares. The acquisition was accounted for as a pooling-of-interests and therefore all prior period consolidated financial statements have been restated to include the results of Dr. Solomon’s for all periods presented. The results of operations

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the year ended December 31, 1998 reflect the consolidated results of operations of the Company for the year ended December 31, 1998 and the results of operations of Dr. Solomon’s for the thirteen months ended December 31, 1998.

      Separate and combined results of operations for the period prior to the merger are as follows (in thousands, except per share data):

Year Ended
December 31,
1998

(As restated)
Revenue:
Network Associates	$371,869
Dr. Solomon’s	55,898

Combined	$427,767

Net loss:
Network Associates	$(318,572)
Dr. Solomon’s	(502)

Combined	$(319,074)

Comprehensive loss:
Network Associates	$(322,523)
Dr. Solomon’s	(502)

Combined	$(323,025)

Net loss per share — diluted:
Network Associates	$(2.4)
Dr. Solomon’s	$—
Combined	$(2.4)

Other Acquisitions

      On April 28, 1998, the Company acquired Trusted Information Systems (“TIS”), a publicly-held provider of comprehensive security systems for computer networks. The acquisition was accounted for as a pooling-of-interests and therefore all prior period consolidated financial statements have been restated to include the results of TIS for all periods presented. In the acquisition, a wholly owned subsidiary of the Company merged with and into TIS; TIS became a wholly owned subsidiary of the Company; and all outstanding common stock of TIS was converted into approximately 6.8 million shares of common stock of the Company, at an exchange ratio of 0.4845. The Company also assumed all outstanding options and other rights to acquire TIS capital stock.

      On May 15, 1998, the Company acquired Secure Networks, Inc. (“Secure”), a developer and licensor of network security auditing software based in Canada. The aggregate consideration payable in the acquisition was 567,000 shares of the Company’s common stock. The acquisition was accounted for as a pooling-of-interests and therefore all prior period consolidated financial statements have been restated to include the results of Secure for all periods presented.

      On August 31, 1998, the Company acquired QA Information Security Holding AB (“QA”), based in Sweden, a distributor of network security products. The aggregate consideration payable in the acquisition was 305,557 shares of the Company’s common stock. The acquisition was accounted for as a pooling-of-interests

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and therefore all prior period consolidated financial statements have been restated to include the results of QA for all periods presented.

      On July 30, 1998, the Company acquired Anyware Seguridad Informatica S.A. (“Anyware”), based in Madrid, Spain and is a developer and distributor of anti-virus software products. The aggregate consideration payable in the acquisition was 228,204 shares of the Company’s common stock. The acquisition was accounted for as a pooling-of-interests, and therefore all prior period consolidated financial statements have been restated to include the results of Anyware for all periods presented.

      The Company’s consolidated financial statements have been restated for these poolings, the effect of which was not material.

Acquisition and Other Related Costs

      In connection with several acquisitions the Company assessed and formulated restructuring plans affecting the acquired company or the Company’s operations related to the acquisition. The restructuring plans provided for exiting an activity of the acquired company, terminating employees (thereby incurring severance and benefit costs), closing facilities and incurring liabilities on terminated leases, and disposing of related leasehold improvements, property and equipment. The Company recorded acquisition and restructuring accruals in 1997 and 1998 that were substantially used in the year of accrual and the subsequent year as amounts were paid or charged against the asset.

      During 1998, in connection with acquisitions accounted for as pooling of interests, the Company incurred direct transaction costs and other restructuring and related charges in the amount of $49.0 million. In connection with the acquisitions accounted for as purchase transactions, the Company incurred charges of $49.8 million in 1998, consisting principally of the write-off of acquired in-process research and development. The following is a summary of these charges together with charges for certain restructuring activities taken by the Company during 1998, as restated (in thousands):

	Direct		Lease Costs
	Transaction	Severance &	and Asset	In-Process
	Costs	Benefits	Write Downs	R&D	Total

TIS	$11,311	$1,000	$85	$—	$12,396
Dr. Solomon’s	12,672	9,000	12,615	—	34,287
Secure	500	500	1,300	—	2,300
Magic	—	—	—	27,014	27,014
CyberMedia	—	—	—	22,830	22,830
Restructuring Costs
Second Quarter	—	7,774	7,942	—	15,716
Restructuring Costs
Third Quarter	—	2,257	370	—	2,627

Total Charges	$24,483	$20,531	$22,312	$49,844	$117,170

      For the years ended December 31, 1998 and 1999, activity with respect to accruals established in the second and third quarters of 1998 consisted principally of the payment of accrued direct transaction costs and

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severance benefits. All expenditures related to these accruals were completed as of December 31, 1999. The following table summarizes the activity during 1998 and 1999 in these accruals as restated (in thousands):

	Direct		Lease Costs
	Transaction	Severance &	and Asset
	Costs	Benefits	Write Downs	Total

Charged in 1998	$24,483	$20,531	$22,312	$67,326
Paid out or charged against the related asset	(18,771)	(18,982)	(21,250)	(59,003)

Balance, December 31, 1998	$5,712	$1,549	$1,062	$8,323
Paid out or charged against the related assets	(5,712)	(1,549)	(1,062)	(8,323)

Balance, December 31, 1999	$—	$—	$—	$—

      Direct transaction costs included $16.5 million in investment banking fees, $6.7 million in legal and accounting fees, and $1.3 million in filing fees, travel and other costs. Lease costs and asset write downs include the costs of closing approximately 33 facilities throughout the world of $6.8 million, the disposal of excess and obsolete assets $8.4 million, and the write-off of goodwill and intangibles associated with discontinued Dr. Solomon’s products of $7.1 million. The Dr. Solomon’s write-off related to two minor products that were discontinued with no sales subsequent to the Dr. Solomon’s acquisition.

      The severance and benefits charges related to company-wide reductions in workforce, following the Company’s major acquisitions in the second and third quarters of 1998, of approximately 784 employees of which 107 were in research and development functions, 302 were in sales and marketing functions and the remainder were in administrative and other support functions. Substantially all terminated employees left the Company’s employment in the period the related accounting charge was recorded. The Company retained a limited number of employees from each acquisition for short transition periods. The cost of these employees was charged to operating expenses during the transition period. The lease costs represent an estimate of lease expense during the period prior to re-leasing the property together with losses on subleases, if any. The leased facilities were substantially vacated in the period in which the related accounting charges were recorded. The costs related to any facilities that the Company used during this period were charged to operations. All the facilities acquired in the Company’s 1998 acquisitions identified for closure have been disposed of or subleased as of December 31, 1999.

      At December 31, 1998 accruals for acquisition and other costs consisted of approximately $8.7 million, of which approximately $1.5 million was for accrued lease termination costs which was paid during 1999. All expenditures related to these accruals have been completed.

5.	Marketable Securities:

      At December 31, 2000 and 1999, marketable securities are summarized as follows (in thousands):

Available-for-Sale-Securities

	Amortized	Aggregate	Unrealized
2000	Cost	Fair Value	Gain/(Loss)

U.S. Government debt securities	$180,523	$181,624	$1,101
Municipal debt securities	36,882	36,839	(43)
Corporate debt securities	354,133	354,391	258
Equity securities	16,547	16,020	(527)

	$588,085	$588,874	$789

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2000, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $170.3 million have maturities of less than three months and are classified as cash equivalents.

Available-for-Sale-Securities

	Amortized	Aggregate	Unrealized
1999	Cost	Fair Value	Gain/(Loss)

U.S. Government debt securities	$192,730	$191,121	$(1,609)
Municipal debt securities	69,676	68,954	(722)
Corporate debt securities	450,113	449,136	(977)
Equity securities	5,627	10,042	4,415

	$718,146	$719,253	$1,107

      At December 31, 1999, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $268.1 million have maturities of less than three months and are classified as cash equivalents.

6.	Derivatives

      The Company conducts business globally. As a result, it is exposed to movements in foreign currency exchange rates. The Company uses forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. The Company enters into forward exchange contracts to hedge exposures associated with nonfunctional currency accounts receivable and accounts payable denominated in Euro, Canadian, Australian and several European currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designated as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on the contracts are reported in interest and other income and offset gains or losses from the revaluation of nonfunctional currency assets and liabilities. The forward contracts range from one to three months in original maturity. If a hedging instrument ceases to qualify for hedge accounting, it is accounted for on a mark to market basis and any subsequent gains and losses are recognized currently in income. In general, the Company does not hedge anticipated foreign currency cash flows nor does the Company enter into forward contracts for trading purposes. The Company does not use any derivatives for trading or speculative purposes.

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS 133, as amended, is effective beginning in the first fiscal quarter of 2001.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The forward contracts outstanding and there unrealized gains and (losses) are presented below as restated (in thousands):

	Notional	Notional
	Value	Value	Unrealized
	Purchased	Sold	Gain/(Loss)

Australian Dollar	$—	$3,700	$8
Canadian Dollar	—	14,557	(27)
Dutch Guilder	—	—	—
Euro	16,749	—	50
Other European Currencies	—	10,391	1

	$16,749	$28,648	$32

7.	Consolidated Balance Sheets Detail (in thousands):

	December 31,

	2000	1999

	(As restated)	(As restated)
Property and equipment:
Furniture and fixtures	$18,837	$15,918
Computers equipment	150,047	114,386
Leasehold improvements	20,068	13,191

	188,952	143,495
Less accumulated depreciation	(112,699)	(92,655)

	$76,253	$50,840

Intangibles assets:
Goodwill	$287,147	$270,691
Purchased technology	81,906	71,920
Other	1,261	1,261

	370,314	343,872
Less accumulated amortization	(186,922)	(135,541)

	183,392	208,331
Other assets	18,769	22,791

	$202,161	$231,122

Accrued liabilities:
Accrued taxes	$100,419	$152,345
Accrued compensation	36,483	37,551
Accrued marketing costs	21,242	19,393
Accrued inventory costs	6,830	10,193
Accrued legal and accounting fees	5,440	776
Other accrued expenses	75,264	15,436

	$245,678	$235,694

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization expense, excluding goodwill amortization, for 2000, 1999 and 1998 were $35.5 million, $32.3 million and $37.1 million respectively.

      In connection with the settlement of patent litigation (i) the Company provided the other party a license to their patent portfolio and (ii) the Company paid $12.5 million to acquire a cross-license to the patent portfolio of the other party. The $12.5 million of purchased technology is included in intangible assets and is being amortized over its useful life of 5 years.

8.	Leases

Operating Leases

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

9.	Short Term Borrowings and Convertible Debentures

Short Term Borrowings

      During the period from December 31, 1997 through December 31, 2000, the Company entered into several accounts receivable purchase agreements in which the Company sold portfolios of accounts receivable to banks at discounts ranging from 2.9% to 4.3%. However, the Company assets that were sold under these arrangements do not represent a right to receive cash from the distributors as the distributors had limited obligations to pay until the Company’s products were sold by the distributor. Consequently, the arrangements have been recorded as short-term debt transactions as the arrangements do not represent sales of receivables under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company incurred approximately $2.5 million, $1.5 million and $0.3 million of interest expense under the arrangements in 1998, 1999 and 2000, respectively. All amounts under the arrangements were paid in full as of December 31, 2000.

      In addition, the Company classifies bank overdrafts resulting from its banking arrangements as short term borrowings. The Company had short term borrowings of $12.9 million at December 31, 1999 resulting from bank overdrafts which were fully paid during 2000.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Debentures

      On February 13, 1998, the Company completed a private placement of zero coupon convertible subordinated debentures due in 2018 (the “Debentures”). The debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to the Company of approximately $337.6 million. The initial price to the public for the debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the bonds of 4.75% (on a semi-annual bond equivalent basis). The debentures are convertible into Common Stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $45.80 per share. The Debentures are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the related indenture) and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. The accretion of the discount on the debentures is calculated using the effective interest method. As of June 30, 2003, all Debentures had been repurchased by the Company for approximately $417.1 million in cash.

10.	Employee Benefit Plans

      Under the Company’s 401(k) and Profit Sharing Plans, the board of directors, at its discretion, can match employee contributions in an amount not to exceed 20% of total compensation. Annual amounts provided by the Company under the plan to date have not been material.

11.	McAfee.com

      McAfee.com is an Internet destination dedicated to updating, upgrading, and managing personal computers over the web for single use retail, non-corporate, consumers. In December 1998, the Company incorporated McAfee.com Corporation in Delaware as a wholly owned subsidiary. Since January 1, 1999, the Company has contributed certain assets and liabilities to McAfee.com and has entered into certain inter-company arrangements including technology, licenses, shared facilities, functions, services and tax sharing agreements. In December 1999, McAfee.com completed its initial public offering and began publicly trading under the symbol of “MCAF.” The Company received net proceeds of $78.9 million. The Company owns approximately 36.0 million shares of the outstanding Class B common stock, representing approximately 81% of McAfee.com’s outstanding common stock at December 31, 2000.

      In January 1999, executives of Network Associates were granted options to purchase 1.7 million shares (after restatement for the effects of a 2 for 1 stock split in June 1999, a reverse 3 for 5 stock split in July 1999, and share reduction/cancellation in September 1999) of McAfee.com common stock. In September and October 1999, certain Network Associates employees were also granted options to purchase approximately 334,000 shares of McAfee.com common stock. As of December 31, 1999, all these options were fully vested. In connection with these options, McAfee.com recorded total compensation expense for the year ended December 31, 1999 of approximately $11.9 million.

      In September 2002, the Company repurchased the 25% minority interest in its McAfee.com subsidiary for $219.9 million in cash and stock.

12.	Stockholders’ Equity

Preferred Stock

      The Company has authorized five million shares of preferred stock, par value $0.01 per share. The Company’s board of directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 1998 there was one share of Series A preferred stock outstanding, which was issued in connection with the 1996 acquisition of FSA. The share of Series A preferred stock had no preferential rights other than the right to cast a number of votes equal to the number of common shares issuable in exchange for certain exchangeable non-voting shares of FSA. During 1999, that single preferred share was converted into 437,589 of the Company’s common stock. At December 31, 2000 and 1999, there was no preferred stock outstanding.

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

      Under the amended Stock Option Plan for Outside Directors, the Company has reserved 1.1 million shares for issuance to certain members of its board who are not employees of the Company or any affiliated corporation. The plan provides for an option price at fair value of the Company’s common stock on the date of grant. The initial grant to each outside director generally vests ratably over a three-year period. Subsequent option grants will vest after three years from the date of grant. All options under the option plan expire ten years after grant.

      In December 1999, the board of directors approved the 2000 Nonstatutory Stock Option Plan. Under the plan, as amended in January 2001, the Company has reserved 8.5 million shares for issuance to employees, officers, directors, third-party contractors and consultants. The plan provides for an option price at fair value of the Company’s common stock on the date of grant. The options vest over a period of four years: 25% vest one year from the date of grant and the remaining vest ratably in monthly increments over three years. All options under the option plan expire ten years after grant.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate activity under stock option plans is as follows (in thousands, except per share data):

		Outstanding Options

					Weighted
	Shares				Average
	Available	Number		Aggregate	Exercise
	for Grant	of Shares	Price per Share	Price	Price

Balances, December 31, 1997	7,093	20,070	$0.23 - $44.42	$401,038	$19.98
Additional shares authorized	3,000	—
Shares granted	(11,397)	11,397	$21.41 - $121.80	419,775	$36.83
Shares exercised	—	(8,560)	$0.06 - $44.42	(144,646)	$16.90
Shares canceled	3,587	(3,587)	$0.65 - $48.38	(92,013)	$25.65

Balances, December 31, 1998	2,283	19,320	$0.06 - $121.80	584,154	$30.24
Additional shares authorized	9,200	—
Shares granted	(16,882)	16,882	$11.06 - $56.00	242,970	$14.39
Shares exercised	—	(1,196)	$0.06 - $44.42	(18,537)	$15.50
Shares canceled	14,922	(14,922)	$0.48 - $121.80	(482,329)	$33.08

Balances, December 31, 1999	9,523	20,084	$0.06 - $56.00	326,258	$16.24
Additional shares authorized	6,000	—
Option plan expirations	(1,808)	—
Shares granted	(8,478)	8,478	$3.31 - $36.69	184,852	$21.80
Shares exercised	—	(3,036)	$0.48 - $28.17	(35,757)	$11.78
Shares canceled	5,272	(5,272)	$0.65 - $56.00	(100,372)	$19.04

Balances, December 31, 2000	10,509	20,254	$0.23 - $44.58	$374,981	$18.51

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

      The following information regarding the stock option program and employee stock purchase programs is provided in compliance with SFAS 123. The Company has elected to continue accounting for such plans in accordance with APB 25.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2000 were as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted Average		Number
	Number	Remaining	Weighted	Exercisable
	Outstanding	Contractual Life	Average	at	Weighted Average
Range of Exercise Prices	at 12/31/00	(Yrs)	Exercise Price	12/31/00	Exercise Price

$0.00 — $6.00	143	4.1	$4.77	140	$4.80
$6.01 — $12.00	6,078	6.7	$10.62	4,139	$10.41
$12.01 — $20.00	3,647	8.4	$16.25	1,463	$19.37
$20.01 — $36.00	10,170	8.0	$25.84	3,345	$28.02
$36.01 — $60.90	216	7.4	$42.91	116	$43.15

$0.00 — $60.90	20,254	7.6	$19.26	9,203	$17.93

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

      The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Program. Rights under this plan were also evaluated using the Black-Scholes option-pricing model. The Company’s plan is described below under “Employee Stock Purchase Plan.” Purchase periods occur twice yearly and each effectively contains a six and twelve month option.

	2000	1999	1998

Risk free interest rate	6.31%	4.52%-5.01%	5.36%-5.28%
Expected life	6, 12 mos	6, 12 mos	6, 12 mos
Volatility	0.91	0.66	0.63
Dividend yield	—	—	—

      The weighted average fair value of rights issued pursuant to the Employee Stock Purchase Program in 2000, 1999, and 1998 was $9.44, $21.43, and $14.81, respectively.

Pro Forma Stock-based Compensation Costs

      For pro forma purposes, had compensation costs for the ESPP, the 1997 Plan, the Stock Option Plan for Outside Directors, and the 2000 Nonstatutory Stock Option Plan been determined based on fair value at the

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant date for awards from 1997 through 2000 consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	2000	1999	1998

	(As restated)	(As restated)	(As restated)
Net loss — pro forma (thousands)	$(221,252)	$(187,917)	$(390,514)
Net loss per share — diluted — pro forma	$(1.61)	$(1.36)	$(2.93)

      The impact on pro forma net loss per share and net loss in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new employees.

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

      In accordance with APB 25, the Company incurred an initial stock-based compensation charge in connection with this repricing. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $6.7 million and $8.8 million was expensed for the years ended December 31, 2000 and 1999, respectively.

      In March 2000, the FASB issued FIN 44. Among other issues, FIN identifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock-based compensation awards in a business combination. As of July 1, 2000 this guidance was effective.

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

      In addition, variable plan accounting as described above, applies to options issued to employees of McAfee.com and myCIO.com as a replacement for Company options that were subject to the repricing described above. As a result, the Company will record variable charges based on the movements in the fair value of McAfee.com and myCIO.com common stock from July 1, 2000.

      As a result, during the year ended December 31, 2000, the Company recorded a compensation charge to earnings of approximately $2.0 million, which is based on a year-end per share price of $4.19 of the Company

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and per share price of $5.00 for McAfee.com, respectively. As of December 31, 2000, the Company, McAfee.com and myCIO.com had options, outstanding and subject to variable plan accounting, amounting to 4.5 million, 0.1 million, and 0.3 million, respectively. Depending upon movements in the market value of the Company’s common stock, this accounting treatment may result in significant additional compensation charges in future periods.

Employee Stock Purchase Plan

      Under the 1994 Employee Qualified Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during one year offering periods with exercise dates approximately every six months (beginning each August and February). The Company has reserved 3.8 million shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions at exercise prices equal to 85% of the lesser of the fair value of the Company’s common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $21,250 worth of common stock in any one calendar year. The Company issued 445,000, 578,000 and 666,000 shares in 1998, 1999 and 2000, respectively, under the plan.

Warrants

      Pursuant to the acquisition of Pretty Good Privacy, Inc. (“PGP”) in 1997, the Company issued warrants to purchase 375,000 shares of common stock at a price of $40.00 per share, which expire, subject to certain extensions, on June 5, 2000. As of December 31, 2000, such warrants were exercised (59,000 and 85,000 in 1998 and 1999, respectively) or expired. The warrants issued pursuant to the acquisition of PGP were valued using the Black Scholes model, using the following parameters: stock price $50.44 (prior to a 3:2 stock split in May 1998); exercise price $60.00 (prior to the 3:2 stock split); the contract term; volatility 66%; annual dividend 0%; discount rate 5.5%. The resulting valuation of the 375,000 warrants was $2,722,500, the total amount of which was included in the purchase price allocation. In addition, warrants for the purchase of 6,340 shares of Common Stock issued in connection with the Company’s 1995 acquisition of Assurdata were exercised during the year ended December 31, 1998.

      In January 2000, the Company issued fully vested warrants to consultants. As a result, the Company recorded a stock-based compensation charge of approximately $1.4 million based on the Black-Scholes model with the following assumptions: risk free interest rate of 6.03%; contractual life of 10 years; dividend yield of 0%; and expected volatility of 124.15%.

Stock Repurchase Plan and Put Options

      In May 1999, the board of directors authorized the Company to repurchase up to $100 million of its common stock in the open market. In July 2000, the board of directors authorized the Company to repurchase additional common stock of up to $50 million in the open market. Through December 31, 2000, the Company repurchased 5.0 million shares of its common stock bringing total cash outlay to date to approximately $112.9 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements. Such repurchases are intended to cover the Company’s reissuances under the Employee Stock Purchase Plan (“ESPP”), the 1997 Plan, and issuances related to potential mergers and acquisitions.

      On August 2, 1999, February 16, 2000, and May 31, 2000, Network Associates sold “European style” put options for three million shares of the Company’s common stock as part of its stock repurchase plan. European style put options can only be exercised on the expiry date, remaining expiry dates are February 16, 2001 and May 31, 2001. The strike price for these remaining put options are $30.00 and $24.07, respectively. On August 3, 2000, put options sold on August 2, 1999 for one million shares were exercised in the Company’s stock. The strike price for these put options was $20.00. The Company has the right to settle the put options by

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

physical settlement of the options or by net share settlement using shares of the Company’s common stock. The Company received total proceeds of $19.1 million from the sale. In February 2001, the Company settled the remaining put options which resulted in the purchase of two million shares of the Company’s common stock for approximately $53.8 million.

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

Summary of Reserved Shares

      At December 31, 2000, the following shares of the Company’s common stock were reserved for potential future issuances (in millions):

1997 Stock Incentive Plan	16.5
Stock Option Plan for Outside Directors	1.1
2000 Nonstatutory Stock Option Plan	8.5
1994 Employee Qualified Stock Purchase Plan	3.8
Convertible Subordinated Debentures due 2018	5.0

Total	34.9

13.	Provision for Income Taxes

      Loss before provision for (benefit from) income taxes was earned in the following jurisdictions (in thousands):

	Years Ended December 31,

	2000	1999	1998

	(As restated)	(As restated)	(As restated)
Domestic	$(49,510)	$(197,243)	$(251,584)
Foreign	(21,414)	69,467	(134,627)

	$(70,924)	$(127,776)	$(386,211)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,

	2000	1999	1998

	(As restated)	(As restated)	(As restated)
Federal:
Current	$24,681	$47,235	$76,374
Deferred	(5,542)	(44,080)	(144,315)

Total federal	19,139	3,155	(67,941)
State:
Current	3,208	6,141	9,929
Deferred	(6,437)	(10,359)	(20,582)

Total state	(3,229)	(4,218)	(10,653)
Foreign:
Current	18,805	21,194	22,258
Deferred	6,229	4,571	(10,800)

Total Foreign	25,034	25,765	11,458

Provision for (benefit from) income taxes	$40,944	$24,702	$(67,136)

      Significant components of net deferred tax assets at December 31 are as follows (in thousands):

	Years Ended December 31,

	2000	1999

	(As restated)	(As restated)
Deferred revenue	$108,171	$86,898
State taxes	—	546
Accrued liabilities and allowances	44,658	16,952
Depreciation and amortization	80,761	40,805
Tax credits	90,524	56,211
Net operating loss carryover	102,900	157,802
Foreign	—	6,230

	427,014	365,444
Valuation allowance	(121,975)	(63,555)

	305,039	301,889
Deferred liability	(7,800)	(10,400)

Net deferred tax asset	$297,239	$291,489

Current portion	$161,063	$108,664
Non-current portion	136,177	182,825

Net deferred tax asset	$297,240	$291,489

      Realization of net deferred tax assets of $297.2 million as of December 31, 2000 is dependent on generating sufficient future taxable income, which is not assured. The amount of the deferred tax asset realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2000, the Company has available net operating loss carry-forwards for federal income tax purposes of approximately $170.7 million. These net operating losses expire from 2008 to 2019. A valuation allowance has been recorded primarily for certain loss carryforwards and foreign tax credits due to uncertainty of future utilization.

      U.S. income taxes were not provided for on a cumulative total of approximately $17.6 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

      The Company’s effective tax rate on income (loss) before income taxes differs from the U.S. Federal statutory regular tax rate as follows:

	Years Ended December 31,

	2000	1999	1998

	(As restated)	(As restated)	(As restated)
U.S. Federal income tax benefit statutory rate	$(24,823)	$(44,723)	$(135,174)
State taxes benefit	(3,229)	(4,218)	(10,653)
Non deductible acquisition and other costs	7,958	39,108	29,284
Tax exempt interest income	—	—	(3,756)
Foreign earnings taxed at rates different than the U.S. rate	22,535	32,531	40,783
Goodwill and other permanent differences	16,627	15,504	16,880
Tax credits	(4,583)	(13,500)	(4,501)
Subsidiary losses not benefited	26,459	—	—

	$40,944	$24,702	$(67,137)

14.	Net Loss Per Share

      In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2000	1999	1998

	(As restated)	(As restated)	(As restated)
Numerator — Basic and Diluted	$(108,014)	$(151,964)	$(319,074)
Interest on convertible debentures(1)	—	—	—

	$(108,014)	$(151,964)	$(319,074)

Denominator — Basic and Diluted weighted average common shares outstanding	138,072	138,695	133,075

Effective of dilutive securities:
Common stock options(2)	—	—	—

Diluted weighted average shares	138,072	138,695	133,075

Net income (loss) per share —
Basic and Diluted	$(0.78)	$(1.10)	$(2.40)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 7.6 million for the years ended December 31, 2000, 1999, and 1998.

(2)	Common stock options were excluded from the calculation since the effect was anti-dilutive. The total number of options excluded from the calculation related was 19.2 million, 20.1 million, and 24.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

15.	Business Segment and Major Customer Information

      The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), effective for fiscal years beginning after December 15, 1997. In fiscal year 1998, the Company determined that it had a single reporting segment consisting of the development, sale, and support of computer security and management software. Since then, the Company established two of its subsidiaries, McAfee.com and myCIO.com, as separate business entities. The Company has evaluated its product segments in accordance with SFAS 131 and has concluded that its reportable segments are computer security and management software (“Infrastructure”), consumer PC security and management software on the Internet (“McAfee.com”), and a business infrastructure ASP, which delivers managed security services (“myCIO.com”). Management measures profitability for its business based on these three segments.

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

      Summarized financial information concerning the Company’s reportable segments in the years ended December 31, 2000, 1999 and 1998 is provided as follows (in thousands):

	Years Ended December 31,

	2000	1999	1998

	(As restated)	(As restated)	(As restated)
Infrastructure:
Net revenue	$671,174	$628,743	$421,475
Segment loss	(42,674)	(126,364)	(317,081)
McAfee.com:
Net revenue	30,488	31,594	6,292
Segment loss	(40,471)	(25,600)	(1,993)
myCIO.com:
Net revenue	7,710	N/A	N/A
Segment loss	(24,869)	N/A	N/A
Total net revenue	$709,372	$660,337	$427,767

Total net loss	$(108,014)	$(151,964)	$(319,074)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2000	1999

	(As restated)	(As restated)
Infrastructure:
Total Assets	$1,348,633	$1,425,139
McAfee.com:
Total Assets	98,748	95,649
myCIO.com:
Total Assets	18,242	N/A

Total Assets	$1,465,623	$1,520,788

      The table below presents information about the revenue and long-lived assets by geographical area as of and for the years ended December 31 (in thousands):

	2000	1999	1998

	(As restated)	(As restated)	(As restated)
Revenue:
United States	$468,621	$438,752	$211,656
Netherlands	184,366	154,853	74,972
Other International	56,385	66,732	141,139

Total	$709,372	$660,337	$427,767
Long-Lived Assets:	$62,299	$39,018	$42,511
United States
United Kingdom	—	—	6,713
Other Foreign	13,954	11,822	8,347

Total	$76,253	$50,840	$57,571

      Revenue from the Netherlands relates to sales activities in Europe, Mexico, Canada, and Asia-Pacific, excluding Japan. Revenue is categorized by the country from which it was shipped.

      Revenue information on a product and service basis is as follows (in thousands):

	2000	1999

	(As restated)	(As restated)
Software licenses	$342,261	$358,667
Maintenance	195,530	189,348
Hardware	82,743	39,830
Consulting	34,061	27,076
Other	54,777	45,416

Total	$709,372	$660,337

      Due to various acquisitions during 1998, revenue information on a product and service basis for 1998 is not presented as it is impracticable to do so.

      At December 31, 2000, one customer had accounts receivable balance of 41% of our total accounts receivable balance. During 2000, one customer accounted for 27% of the total revenue for the year. No other customer accounted for more than 10% of the total revenue in 2000. The sales generated from this customer were reported mainly in the North America and Europe segments.

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

      In addition, the Company is engaged in certain legal and administrative proceedings incidental to our normal business activities and believes that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Securities Cases

      In Re Network Associates, Inc. Securities Litigation. On April 7, 1999, a putative securities class action, captioned Knisley v. Network Associates, Inc., et al., Civil Action No. C-99-1729-SBA, was filed against Network Associates and several of its officers in the United States District Court for the Northern District of California. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified damages on behalf of a purported class of purchasers of common stock between January 20, 1998 and April 19, 1999. Twenty-five similar actions asserting virtually identical allegations were filed by other plaintiffs. The Court consolidated these cases and an amended complaint was filed. Defendants filed a motion to dismiss on June 6, 2000. The Court granted in part and dismissed in part the motion to dismiss. The Court allowed only plaintiffs’ claims related to In-Process Research and Development to go forward and shortened the class period to April 6, 1999. Plaintiffs filed a First Amended Consolidated Complaint, and defendants filed an answer. This case was settled in February 2001 for $30.0 million and was funded principally by the Company's Directors and Officer's insurance carriers.

      In Re Network Associates, Inc. Derivative Litigation. On May 12, 1999, a purported derivative action, captioned Dow Jones Investment Club v. Network Associates, Inc. et al., Civil Action No. CV-781854, was filed against the Company as a nominal defendant and certain of its officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges violations of Sections 25402 and 1507 of the California Corporations Code, breach of fiduciary duty, insider trading, gross negligence, and unjust enrichment. The complaint seeks unspecified damages. Two similar derivative actions have been filed by other plaintiffs in the Superior Court of California, County of Santa Clara, including Leighton v. Network Associates, Inc. et al., Civil Action No. CV-781947, and Katz v. Network Associates, Inc., et al., Civil Action No. CV-782194. The court ordered these three actions consolidated for pretrial and trial proceedings and deemed the complaint filed in the Leighton action the operative complaint. Defendants’ demurrer to the operative complaint was sustained with leave to amend. A First Amended Complaint was filed by the plaintiffs. The Company and the individual defendants demurred to the First Amended Complaint. The demurrer was overruled, except with respect to the Sixth Cause of Action, which was sustained without leave to amend. The parties signed a Memorandum of Understanding settling the action and on June 18, 2001, the Court issued a Final Judgment approving the settlement agreement and dismissing with prejudice all claims asserted in the action.

      On October 26, 2000, a new action, captioned The State Board of Administration of Florida v. Network Associates, Inc. et. al., Civil Action No. C-00-3981-WHA, naming the same defendants as the class-action,

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was filed in the Northern District of California by an opt-out plaintiff. The action had been coordinated with the class action for pretrial and trial proceedings. The parties stipulated to dismissal of the action without prejudice and the case was settled in 2001.

      Gage v. Network Associates, Inc., et al., Civil Action No. B C21152, has been filed in the Superior Court of California, County of Los Angeles. Plaintiffs allege violations of Section 25400 et seq. of the California Corporations Code, Section 17200 of the California Business and Professions Code, and breach of fiduciary duty. The parties stipulated to transfer the action of Santa Clara County Superior Court where it is now pending under Civil Action No. CV-785715. The complaint was dismissed without prejudice. Gage filed a First Amended Complaint asserting claims in his individual capacity, which was dismissed without prejudice. Gage then filed a Second Amended Complaint. The individual defendants’ and the Company’s demurrer to the Second Amended Complaint was overruled in part, sustained in part with prejudice, and sustained in part without prejudice. Gage then filed a Third Amended Complaint. The individual defendants’ and the Company’s motion to Strike certain allegations of the Third Amended Complaint was granted. Gage has filed a Fourth Amended Complaint that defendants have answered. On June 7, 2001, all proceedings in the Gage action were stayed pending Gage’s Appeal of the Final Judgment in the federal class action to the Ninth Circuit Court of Appeals. On September 6, 2001, the Company settled the Gage action. On September 8, 2001, the Court issued a final judgement dismissing the action with prejudice.

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint, styled In re Network Associates, Inc. II Securities Litigation, was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/ SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with Generally Accepted Accounting Principles (GAAP). After a hearing on defendants’ motion to dismiss was held on April 16, 2002, the Court entered an order approving a jointly stipulated withdrawal of defendants’ motion to dismiss. On September 30, 2002, plaintiffs filed a first amended and consolidated complaint. The amended and consolidated complaint asserts claims on behalf of an expanded class of plaintiffs, i.e., persons who purchased the Company’s stock between April 15, 1999 and December 26, 2000, and, in addition to reasserting the allegations contained in the consolidated complaints, adds allegations regarding the Company’s restatement of its 1998, 1999, and 2000 financial statements, which restatement resulted from the Company’s discovery of certain accounting inaccuracies impacting those financial statements. The FAC also adds Terry Davis, the Company’s former Controller, as a party defendant. On November 11, 2002, the Company and the individual defendants each moved to dismiss certain claims asserted on the first amended and consolidated complaint. Prior to the hearing on Defendant’s motions, which took place on February 11, 2003, plaintiff voluntarily dismissed Peter Watkins as a party defendant in the lawsuit. A decision on the remaining motions to dismiss was issued on March 25, 2003, where the Court granted, in part, defendants’ motion to dismiss. On September 23, 2003, the Company and the plaintiffs entered into a memorandum of agreement of settlement settling the matter for $70 million. The settlement has been preliminarily approved by the court, and is subject to notice to and opportunity to object and opt-out by members of the Class and final approval by the court following a hearing on any objections to the settlement.

      On February 5, 2001, the Company was nominally sued in a derivative lawsuit filed in the Superior Court in Santa Clara County. The lawsuit, captioned Mead Ann Krim v. William L. Larson, et al., Case No. CV795734, asserts claims against William Larson, Peter Watkins, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper, Enzo Torresi (collectively the “individual defendants”), and PricewaterhouseCoopers LLP for breach of fiduciary duty, unjust enrichment and professional negligence against the accountants. In particular, the complaint alleges that the defendants engaged in a course of conduct by which they improperly accounted for revenue from software license sales, and that, as a result of their actions, certain of the Company’s financial statements were false and misleading and not in compliance with GAAP. The complaint seeks an unspecified amount of damages. Nominal defendant Network Associates, Inc. filed a demurrer to the complaint on May 21, 2001. A hearing on the demurrer was held on June 29, 2001. On July 24, 2001, the Court sustained the demurrer with leave to amend. By Order dated August 21, 2001, the Court granted plaintiff limited discovery for purposes of amending the complaint to meet the demand futility test imposed by Delaware law. Plaintiff filed an amended complaint on December 26, 2001. Nominal defendant Network Associates, Inc. filed a demurrer, which was joined by the individual defendants, to the amended complaint on January 30, 2002. A hearing on the demurrer was held on March 8, 2002. The Court entered an order on March 28, 2002 sustaining the demurrer without leave to amend and dismissing the amended complaint with prejudice. Plaintiff filed a Notice of Appeal in the California Court of Appeals, Sixth Appellate District on June 24, 2002. On December 19, 2002, plaintiff filed a motion seeking

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Court’s approval of the parties’ settlement stipulation and dismissal of the case with prejudice. By order dated January 7, 2003, the Court entered the parties’ stipulation and dismissed the case with prejudice as to all parties and all claims.

      In March 2002, several putative securities class action lawsuits were filed in the Court of Chancery in the State of Delaware, County of New Castle, and the Superior Court of the State of California, County of Santa Clara, arising out of the Company’s proposed acquisition of McAfee.com Corporation (“McAfee.com”). The lawsuits named as defendants Network Associates and certain of McAfee.com’s officers and directors, and with respect to the Delaware Court of Chancery actions, McAfee.com. The lawsuit filed in Santa Clara County is encaptioned Peyton v. Richards, et al., No. CV 806199. The lawsuits filed in the Delaware Court of Chancery, which were encaptioned Bank v. McAfee.com Corp., et al., Civil Action No. 19481; Birnbaum v. Sampath, et al., Civil Action No. 19482 NC; Brown v. Sampath, et al., Civil Action No. 19483 NC; Chin v. McAfee.com Corp., et al., Civil Action No. 19484 NC; Monastero v. Sampath, et al., Civil Action No. 19485; and Ebner v. Sampath, et al., Civil Action No. 19487, were consolidated into a single case (the “Consolidated Action”) by Court order dated April 9, 2002. Plaintiffs amended the complaint in the Consolidated Action on July 8, 2002. The second amended complaint asserts claims against defendants for breach of fiduciary duty on the grounds that (i) the price at which Network Associates proposed to consummate the current exchange offer purportedly was unfair and inadequate, and (ii) defendants purportedly failed to disclose information material to assessing the propriety of the exchange offer. The plaintiffs seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the transaction contemplated by the offer. On September 19, 2002 the parties entered into a memorandum of understanding. On July 18, 2003, the Delaware Court of Chancery approved the settlement and the case was dismissed. Another class action lawsuit was filed on April 9, 2002 in the United States District Court for the Northern District of California, encaptioned Getty v. Sampath, et. al., Case No. C 02 1692. On September 30, 2002, the parties in the Getty action filed a joint request with United States District Court for the entry of an order staying the Getty proceedings until after the Delaware Chancery Court has an opportunity to approve the proposed settlement in the Delaware Consolidated Action. On April 2, 2002, defendants removed the California state action encaptioned Peyton v. Richards, et al., No. CV 806199 to the United States District Court for the Northern District of California. Subsequently, by stipulation filed June 20, 2002, the parties in Peyton agreed for the action to be remanded to California Superior Court for the County of Santa Clara solely for the purpose of allowing plaintiff Justin Peyton to dismiss the action. On July 1, 2002, a putative class action lawsuit encaptioned Peyton v. Richards, et al., Case No. CV 809111, was filed in the California Superior Court for the County of Santa Clara against Network Associates and various officers and directors of McAfee.com. The complaint generally alleges that (i) the defendant directors of McAfee.com are liable for breach of

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiduciary duty because they failed to maximize the price of Network Associates’ exchange offer, and (ii) defendant Network Associates aided and abetted these breaches of fiduciary duty by structuring the exchange offer in terms preferential to Network Associates. The plaintiff seeks, among other things, to enjoin or rescind the transaction contemplated by the offer, to recover costs, and to impose a constructive trust upon any benefits improperly received by defendants. On September 20, 2002, the Superior Court entered an order approving the parties’ joint stipulation to stay the Peyton proceedings pending the Delaware Chancery Court’s approval of the proposed settlement in the Del aware Consolidated Action. On August 14, 2003, the parties entered into a stipulation for an order that would dismiss the Peyton action with prejudice.

      Certain investment bank underwriters, the Company, and certain of our directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for McAfee.com’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s securities or sold put options during the time period from December 1, 1999 to December 6, 2000. On February 19, 2003 the Court issued an Opinion and Order dismissing certain of the claims against the Company with leave to amend. The company accepted a settlement on July 15, 2003 and is awaiting Court approval.

Other Matters

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On February 6, 2002, the Attorney General of the State of New York filed a Petition in the Supreme Court, New York County, alleging that certain restrictions posted by the Company on and with its software are deceptive, unenforceable and illegal. The challenged restrictions relate to publication of benchmark tests and reviews concerning the Company’s software products. The Petition seeks damages, costs and an injunction requiring the Company to give notice to the Attorney General before making any representations to consumers concerning “the right to review, test or criticize” its products. This is a “special proceeding” under New York law. The Company filed papers in opposition to the Petition in which it denied the substantive allegations of the Petition and asserted various affirmative defenses. By a Final Order of the Supreme Court, New York County dated May 6, 2003, the Company and the Attorney General of the State of New York resolved the action.

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

      In November 1999, the Company sold its 12.3% ownership to Dennis Cline, resulting in an other than temporary impairment charge of $2.5 million to the Company. At the time, the Company also agreed to exchange its warrant to acquire 3,175,000 shares of DirectWeb common stock for a warrant to acquire $2.0 million worth of DirectWeb Series C preferred stock at the same price per share as paid by the Series C preferred stock investors. William L. Larson sold approximately 83.0% of his stake in DirectWeb to Dennis Cline in November 1999. He retains an approximately 5.9% ownership interest in DirectWeb.

18.	Subsequent Events (unaudited)

      The Company filed with the SEC its 2002 Form 10-K and Form 10-Qs for the quarterly periods ended March 31 and June 30, 2003, concurrent with filing of Amendment No. 2 to its 2000 Annual Report on Form 10-K. These concurrent filings and the subsequent events described therein should be read in conjunction with these restated consolidated financial statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 31st day of October, 2003.

NETWORKS ASSOCIATES, INC.

/s/ GEORGE SAMENUK

GEORGE SAMENUK
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 31, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ GEORGE SAMENUK (George Samenuk)	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ STEPHEN C. RICHARDS (Stephen C. Richards)	Chief Operating Officer and Chief Financial Officer

/s/ ROBERT B. BUCKNAM (Robert B. Bucknam)	Director

/s/ LESLIE G. DENEND (Leslie G. Denend)	Director

/s/ ROBERT DUTKOWSKY (Robert Dutkowsky)	Director

/s/ DENIS J. O’LEARY (Denis J. O’Leary)	Director

/s/ ROBERT PANGIA (Robert Pangia)	Director

/s/ LIANE WILSON (Liane Wilson)	Director

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

      To the Board of Directors and Stockholders of

Networks Associates, Inc.

      Our audits of the consolidated financial statements referred to in our report dated October 31, 2003 appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

      As indicated in Note 3 to these accompanying consolidated financial statements, the Company has restated and reclassified its consolidated financial statements for the years ended December 31, 2000, 1999 and 1998.

Dallas, Texas

October 31, 2003

SCHEDULE II

NETWORKS ASSOCIATES, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
AT DECEMBER 31, 2000, AS RESTATED

	Balance at	Additions Charged	Write-Offs	Balance at
	Beginning of	to Expense	of Previously	End
	Period	or Revenue	Provided Accounts	of Period

	(In thousands)
Year Ended December 31, 2000
Provision for Doubtful Accounts, Net	$7,658	$4,785	$(5,278)	$7,165
Year Ended December 31, 1999
Provision for Doubtful Accounts, Net	$10,310	$19,246	$(21,898)	$7,658
Year Ended December 31, 1998
Provision for Doubtful Accounts, Net	$4,312	$4,828	$1,170	$10,310

(1) Provision for Doubtful Accounts, Net. The provision for doubtful accounts, net consists of our estimates with respect to the uncollectibility of our receivables, net of recoveries of amounts previously written off. Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the provision for doubtful accounts.

		Provision for
	Balance at	Sales Returns		Balance at
	Beginning of	and	Actual Returns	End of
	Period	Allowances(2)	and Allowances	Period

	(In thousands)
Year Ended December 31, 2000
Provision for Sales Returns and Allowances	$32,638	$115,956	$(100,518)	$48,076
Year Ended December 31, 1999
Provision for Sales Returns and Allowances	$52,168	$60,973	$(80,503)	$32,638
Year Ended December 31, 1998
Provision for Sales Returns and Allowances	$11,346	$156,589	$(115,767)	$52,168

(2) Provision for Sales Returns and Allowances. The provision for sales returns and allowances consists of our estimates of potential future product returns related to current period product revenue, and specific provisions for distributor, reseller, and retailer sales incentives (“allowances”) that are reductions in the revenue to be realized. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and allowances amounted to $116.0 million in 2000. The balance at December 31, 2000, of $48.1 million includes the estimate of potential future product returns from the Company’s direct sales to customers amounting to $8.1 million and specific allowances for distributor, reseller, and retailer sales incentives amounting to $40.0 million.

      Our accounts receivable balance at December 31, 2000 was $116.2 million, net of provision for doubtful accounts of $7.2 million and provision for sales returns and allowances of $48.1 million.

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002