Form 10-K
period 2002-12-31
NETWORKS ASSOCIATES INC/
filed 2003-10-31
CIK 890801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.01 Par Value, together with associated Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the issuer as of June 30, 2003 was approximately $2.0 billion. The number of shares outstanding of the issuer’s common stock as of October 27, 2003 was 160,329,178.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

NETWORKS ASSOCIATES INC.

FORM 10-K

For the fiscal year ended December 31, 2002

PART I

Item 1.	Business

      The filing of this Annual Report on Form 10-K for the year ended December 31, 2002 with the U.S. Securities and Exchange Commission, or the SEC, was delayed to permit us to restate our consolidated financial statements for certain prior periods. In addition to the description of our business, this Part I includes, among other things, (i) a chronology of events leading up to our decision to restate our financial statements for certain prior periods and (ii) an overview of the impact of this restatement on our previously filed financial results. For a more complete description of the current restatement and the impact on specific periods, see note 3 to the consolidated financial statements contained in this Form 10-K and note 3 to the consolidated financial statements contained in Amendment No. 2 to our Form 10-K for the year ended December 31, 2000.

Restatement Chronology

      In the first quarter of 2002, the SEC commenced a “Formal Order of Private Investigation” into our accounting practices. In the first quarter of 2003, we became aware that the U.S. Department of Justice (“DOJ”) had commenced an investigation into our consolidated financial statements for 2000 and years prior.

      In April 2002, we announced our intention to file, and in June 2002 we filed with the SEC, restated consolidated financial statements for 2000, 1999 and 1998, years which precede our current management’s tenure with the company. This previous restatement (i) corrected certain inaccuracies found in our accounts for 1998 through 2000 and (ii) gave retroactive effect to our adoption of EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products(“EITF 01-09”). EITF 01-09 required that our consolidated financial statements prior to 2000, the year of adoption, that are presented for comparative purposes be reclassified to comply with the income statement display requirement. Many of the previous accounting inaccuracies pertained to amounts that were reclassified from tax liability accounts to our general and liability accounts, thereby causing our expenses to be understated. Other previous accounting inaccuracies included reclassification of tax liability accounts to the sales return allowance account, reclassification of amounts from a general and administrative liability account to a marketing liability account, and the recording of payments to a distributor in a balance sheet tax liability account instead of reducing net revenue. Our results of operations for 2001 and the interim periods of 2002 were not impacted by the previous restatement. However, to give effect to accumulated prior-period adjustments and their related tax impacts, we previously restated our December 31, 2001 and March 31, 2002 consolidated balance sheets.

      As a result of information obtained in connection with the SEC and DOJ investigations, in March 2003, we concluded we would restate our consolidated financial statements for 1998 through 2000 to properly reflect sales to distributors on a sell-through basis. In the course of preparing these consolidated financial statements, we identified additional items and errors for which accounting adjustments were necessary.

      As more fully described in note 3 to our consolidated financial statements for 2000 through 2002 (contained in this Form 10-K) and in note 3 to our consolidated financial statements for 1998 through 2000 (contained in our filing of Amendment No. 2 to our Form 10-K for year ended December 31, 2000), the revenue restatement adjustments primarily resulted in revenue being deferred and recognized in subsequent periods, although certain adjustments resulted in permanent reductions in revenue. The adjustments include (i) amounts deferred and recognized in subsequent periods as a result of (A) our conversion from a sell-in basis to the sell-through basis of accounting for revenue from distributors and resellers to properly report revenue on these sales and (B) correction of errors previously made in the application of the revenue recognition principles under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), and (ii) permanent reductions in revenue as a result of the presence of concurrent investments in customers and errors due to misclassifications between revenue and expense. We have determined that, excluding the effect of currency related adjustments, the aggregate amount of net revenue was not reduced as a result of (i) our restatement to the sell-through method of accounting for distributor sales in 1998 through 2000 (which is how we have accounted for these sales since 2001) or (ii) changes related to SOP 97-2 revenue recognition principles. These adjustments had the effect of deferring revenue from earlier periods to be recognized in later periods.

      We previously announced, and furnished with the SEC on Form 8-K, preliminary unaudited operating results for 2002. The net effect of these revenue adjustments is to increase previously announced or previously reported total revenue by $101.2 million, $259.2 million, $11.6 million and $49.4 million in 2002, 2001, 2000 and 1999, respectively, and to decrease total revenue by $533.9 million in 1998. For the five-year period 1998 through 2002, these adjustments correspond to a $112.6 million reduction to net revenue. Net revenue for 2003 and 2004 is also expected to be increased by $5.7 million and $0.3 million, respectively, as a result of these adjustments.

      We also made certain deferrals and adjustments to our expenses and other accounts in connection with these revenue adjustments and have made certain other adjustments to our expenses. The net effect of these expense and other account adjustments is to increase 2002 expenses by $2.9 million, increase 2001 expenses by $20.7 million, decrease 2000 expenses by $28.7 million, increase 1999 expenses by $16.2 million and reduce 1998 expenses by $15.7 million. As a result of these adjustments to our revenues and expenses and other accounts, we are also making certain income tax related adjustments, which decrease (increase) our tax expense by $9.7 million, $(54.6) million, $(24.4) million, $(28.2) million and $166.7 million in 2002, 2001, 2000, 1999 and 1998, respectively.

      The consolidated statement of operations impact of all of these adjustments discussed above is to increase 2002 net income by $38.1 million, restate our previously reported 2001 net loss of $100.6 million to net income of $83.3 million, reduce 2000 net loss by $15.9 million, reduce 1999 net loss by $4.9 million and restate our previously reported net income of $32.4 million in 1998 to a net loss of $319.1 million.

      The foregoing restatement adjustments required an evaluation of a number of complex criteria and significant accounting judgments by us.

Impact on Our SEC Filings

      As a result of our decision to restate certain prior period financial results, the filings of our 2002 Form 10-K and Form 10-Qs for first and second quarters of 2003 were delayed. Pending filing of these reports, we furnished to the SEC on Form 8-K unaudited results for 2002 and unreviewed results for the first and second quarters of 2003 and conducted regular earnings calls with respect to these preliminary operating results. We are filing contemporaneously this Form 10-K and the Form 10-Qs for the first and second quarters of 2003 containing our audited consolidated financial statements for 2000 through 2002 and the reviewed quarterly condensed consolidated financial statements, respectively. We are also filing Amendment No. 2 to our 2000 Form 10-K containing the restated consolidated financial statements for 1998 through 2000. Other than these documents, we have not amended and do not intend to amend our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatements or adjustments. For this reason, the consolidated financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

General

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 11 in this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

      Networks Associates, Inc. was formed in December 1997 by the combination of McAfee Associates, Inc. and Network General Corporation. Following the combination, McAfee changed its legal name to Networks Associates, Inc., and we do business under the name Network Associates. In 1999, our subsidiary McAfee.com sold to the public its Class A common stock as a part of its initial public offering. In September 2002, we repurchased the 25% minority interest in McAfee.com and merged McAfee.com into Networks Associates, Inc. McAfee Associates, Inc. was incorporated in 1992 and Network General Corporation was incorporated in 1987.

      This report includes registered trademarks and trade names of Network Associates and other corporations. Trademarks or trade names owned by Network Associates and/or its affiliates include: “Network Associates,” “Magic Solutions,” “McAfee” and “Sniffer.”

      Networks Associates, Inc. is headquartered at 3965 Freedom Circle, Santa Clara, California, 95054, and the telephone number at that location is (408) 988-3832. The Network Associates web site is www.networkassociates.com.

OVERVIEW

      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium-sized businesses and consumer users. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific and Latin America. See note 18 to the condensed consolidated financial statements.

      We recently launched our McAfee Protection-in-Depth Strategy, designed to provide a complete set of system and network protection solutions differentiated by intrusion prevention technology that can detect and block known and unknown attacks. To more effectively market our products in our various geographic sales regions, as more fully described below, we have combined complementary products into separate product groups as follows:

•	McAfee System Protection Solutions, which delivers anti-virus and security products and services designed to protect systems such as desktops and servers. McAfee System Protection Solutions also includes our Magic Service Desk family of products designed to offer management and visibility of desktop and server systems; and

•	McAfee Network Protection Solutions, which offers products designed to maximize the performance and security of networks, including Sniffer Technologies network analysis and availability technologies, network intrusion prevention with McAfee IntruShield and InfiniStream Security Forensics.

      The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and our Sniffer Technologies network fault identification and application performance management products. In addition to these two flagship products, we have focused our efforts on building a full line of complementary network and system protection solutions. On the system protection side, we strengthened our anti-virus lineup by adding complementary products in the anti-spam and host intrusion prevention categories. On the network protection side, we built upon our Sniffer Technologies line by adding products in the network monitoring, network reporting, network application performance monitoring, network intrusion prevention and forensics categories. We continuously seek to expand our product lines.

      In 2002, our net revenue was $1,043.0 million and net income was $128.3 million.

McAfee System Protection Solutions

      McAfee System Protection Solutions helps enterprises, small businesses, consumers and government agencies assure the availability and security of their desktops, application servers and web service engines. The McAfee System Protection Solutions portfolio features a range of products including anti-virus, managed services, McAfee SpamKiller anti-spam solutions, McAfee ThreatScan vulnerability assessment and McAfee Entercept for host-based intrusion prevention. Each is backed by the McAfee Anti-Virus Emergency Response Team, a leading threat research organization.

      McAfee System Protection Solutions also includes McAfee Consumer Security, offering both traditional retail products and our on-line subscription services. Our consumer retail and on-line subscription applications allow users to protect their PCs from malicious code and other attacks, repair PCs from damage caused by viruses and block spam and other undesirable content. Our retail products are sold through retail outlets, including Best Buy, CompUSA, Dixons and Staples, to single users and small home offices in the form of traditional boxed product. These products include free and for-fee software updates and technical support services. Our on-line subscription services are delivered through the use of an Internet browser at our McAfee.com web site and through multiple on-line service providers.

      McAfee System Protection Solutions also include our Magic Service Desk family of products offering management and visibility of desktop and server systems. Magic Service Desk is a modularized workflow engine for collecting, tracking, managing and reporting. This product is primarily used to manage service items, people resources and assets, as well as assist in tracking successful change within an organization. Magic Service Desk is complimented by solutions allowing for remote diagnostics and asset discovery. Customers for these products are corporate, governmental and educational organizations.

McAfee Network Protection Solutions

      McAfee Network Protection Solutions helps enterprises, small businesses, government agencies, educational organizations and service providers maximize the availability, performance and security of their network infrastructure. The McAfee Network Protection Solutions portfolio features a range of products including Sniffer and the nPO Solution for network management. Sniffer’s products capture data, monitor network traffic and collect and report on key network statistics. These products are also designed to optimize network and application performance and increase network reliability by uncovering and analyzing network problems and network security vulnerabilities and recommending solutions to such problems. Other McAfee Network Protection Solutions products include InfiniStream Security Forensics for security forensics and McAfee IntruShield for network intrusion detection and prevention. Customers for these products are enterprises and government agencies, as well as service providers.

Expert Services and Technical Support

      We have established Expert Services and Technical Support to provide professional assistance in the design, installation, configuration and implementation of our customers’ networks and acquired products. Expert Services is focused on two service markets: Consulting Services and Education Services.

      Consulting Services support product integrations and deployment with an array of standardized and custom offerings. Consulting Services also offer other services in both the security and networking areas, including early assessment and design work, as well as emergency outbreak and network troubleshooting assistance. Our consulting services organization is organized around our product groups.

      Education Services offer customers an extensive curriculum of computer network technology courses, including protocol analysis and troubleshooting, security, help-desk and network management tools. Education Services provides public classes and customized on-site training at customer locations.

      The PrimeSupport program provides our customers on-line and telephone-based technical support in an effort to ensure that our products are installed and working properly. To meet customers’ varying needs, PrimeSupport offers a choice of the on-line KnowledgeCenter or the telephone-based Connect, Priority and Enterprise. All PrimeSupport programs include software updates and upgrades. PrimeSupport is available to all customers worldwide from various regional support centers.

•	PrimeSupport KnowledgeCenter — Consists of a searchable, knowledge base of technical solutions and links to a variety of technical documents such as product FAQs and technical notes.

•	PrimeSupport Connect — Provides toll-free telephone access to technical support during regular business hours and access to the on-line KnowledgeCenter.

•	PrimeSupport Priority — Provides support with priority, unlimited, toll-free telephone access to technical support 24 hours a day, 7 days a week and access to the on-line KnowledgeCenter.

•	PrimeSupport Enterprise — Offers proactive, personalized service and includes an assigned technical support engineer from our Enterprise support team, proactive support contact (telephone or email) with customer-defined frequency, election of five designated customer contacts and access to the on-line KnowledgeCenter.

      In addition, we also offer our consumer users technical support services made available at our McAfee.com website on both a free and fee-based basis, depending on the support level required.

Network Associates Labs

      Network Associates Labs, or NAI Labs, is our research and development organization dedicated to advanced network and host system intrusion detection and protection and security technology. NAI Labs currently conducts research in the areas of host intrusion protection, network intrusion protection, wireless intrusion protection, malicious code defense, security policy and management, high-performance assurance and forensics and threats, attacks, vulnerabilities and architectures. NAI Labs has ongoing projects funded through the U.S. Defense Advanced Research Projects Agency, the U.S. Intelligence Community Advanced Research & Development Activity, Air Force, Navy, Army, NSA and other Department of Defense and U.S. government agencies. NAI Labs focuses on exploiting government research to advance the capabilities of our product-line offerings.

Strategic Alliances

      From time to time, we enter into strategic alliances with third parties to serve as a catalyst for our future growth. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. For example, we have an alliance with America Online under which, among other things, we offer our on-line PC anti-virus services to AOL members as a co-branded premium service and provide our host-based email scanning services and personal firewall services as a value-added service. We also have alliances with, among others, Cox Communications, Dell, Microsoft, MSN, NEC, NTT DoCoMo, Phoenix Technologies and Telefonica.

Product Licensing Model

      We typically license our products to corporate and government customers on a subscription basis for a period of two years or on a perpetual basis. As the software licenses or maintenance contracts near expiration, we contact customers to renew their licenses or maintenance contracts, as applicable. Typically, our maintenance contracts are sold on an annual basis.

      Our licensing model also creates the opportunity for recurring revenue for us through the renewal of existing licenses. By offering two-year licenses, as opposed to traditional perpetual licenses, we are also able to meet a lower initial cost threshold for customers with annual budgetary constraints. The renewal process also provides an opportunity to cross-sell new products and product lines to existing customers.

      We also provide single user and corporate user licenses for our products under traditional perpetual licenses with product updates, upgrades and support available to customers under separate maintenance contracts. As compared to subscription licenses, sales of perpetual licenses may result in significantly higher up-front revenue and lower recurring and future revenues. We typically sell perpetual licenses in connection with sales of our hardware-based products in which software is bundled with the hardware platform. Magic Service DeskSolutions sales are primarily on a perpetual license basis while allowing customers to purchase annual maintenance renewals.

On-Line Subscriptions and Managed Applications

      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our McAfee.com web site where consumers using their Internet browser detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software patches and upgrades. Our McAfee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Internet Privacy Service, as well as combinations of these services through suites.

      Similarly, our corporate on-line subscription products and services, or our ASaP offerings, provide corporate customers the most up-to-date anti-virus software. Our ASaP offerings include VirusScan ASaP, which provides anti-virus protection to desktops and file servers, VirusScreen ASaP, which screens e-mails to detect and quarantine viruses and infected attachments and Desktop Firewall ASaP, which blocks unauthorized network access and stops known network threats.

      We also make our on-line subscription products and services available over the Internet in what we refer to as a managed environment. Unlike our on-line subscription service solutions, these managed service providers, or MSP, solutions are customized, monitored and updated by networking professionals for a specific customer. We also allow intermediaries, such as Internet service providers, to sell and host our products and services in a managed environment.

Sales and Marketing

      To augment and capitalize upon our marketing efforts, our sales and marketing activities are directed primarily at large corporate and government customers, small and medium-sized accounts, as well as resellers, distributors, system integrators, internet service providers and Original Equipment Manufacturers worldwide through the channels listed below.

United States Direct Sales

      Our United States direct sales force, comprising the majority of our total sales force, is organized by market segment. The direct field force consists of strategic account executives that call upon our large enterprise, and in some cases, global accounts. Their focus is to promote our vision and strategy as well as increase the penetration of our products. Our major account managers have similar responsibilities but are focused on our next tier of large U.S. customers and provide sales leadership and promote all of our product offerings. Our other named accounts are covered by territory account managers. These accounts are large enough to require face-to-face sales coverage and are led by account managers with McAfee System Protection Solutions or McAfee Network Protection Solutions backgrounds. The small and medium-sized business segment is comprised of accounts not serviced by territory account managers. These accounts are serviced primarily by our telesales representatives and channel partners. We have made a significant investment in our channel partner programs to increase sales and ultimately drive growth in this market segment. The small office, home office and consumer segments are the focus of our McAfee Consumer team.

      All of our United States sales representatives are responsible for developing new business as well as the renewal of our existing licenses. Prior to expiration of a license, a sales representative contacts the customer and encourages the customer to renew the expiring license and determines if the number of computers licensed needs adjustment and, additionally, markets new products and product groups to this existing customer. Our account teams are also responsible for maintaining and nurturing long-term customer relationships.

International Sales

      We have sales and support operations in EMEA, Japan, North America, Asia-Pacific and Latin America. In 2002, 2001, and 2000 international revenues based upon product destination accounted for approximately 37%, 35%, and 32% of our net revenues, respectively. We are continuing to significantly expand our international sales activities. Within our international sales regions, sales forces are organized by country when and where local demand and sales force considerations make it advisable.

Resellers and Distributors

      To complement our direct sales efforts, we market many of our products through corporate resellers, retailers and, indirectly, through distributors. In addition, our channel efforts include strategic alliances with complementary manufacturers and publishers to expand our reach and scale. We currently utilize corporate resellers, including ASAP Software, CDW, Dell, Insight, Softmart, Software House International and Software Spectrum, as well as network integrators who offer our solutions and sell site licenses of our software to corporate, small business and government customers.

      Independent software distributors who currently supply our products include Digital River, Ingram Micro, Merisel America, MOCA and Tech Data. These distributors supply our products primarily to large retailers, value-added resellers, or VARs, mail order and telemarketing companies. Both through our authorized distributors and directly with certain retail resellers through a consignment model, we sell our retail packaged products to several of the larger computer and software retailers in the United States, including Best Buy, CompUSA, Dixons, Office Depot, Office Max and Staples. Members of our channel sales force work closely with our major reseller and distributor accounts to manage demand generating activities, training, order flow, and affiliate relationship management.

      Our top ten distributors typically account for between 40% and 45% of our net sales in any quarter. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to represent our products. If one of our significant distributors terminated its relationship with us, we could experience a significant interruption in the distribution of our products.

      We utilize a sell-through business model for distributors under which we recognize revenue on products sold through distributors at the time our distributors resell the products to their customers. Under this business model, our distributors are permitted to purchase software licenses at the same time they fill customer orders and to pay for hardware and retail products only when these products are resold to the distributors’ customers. In addition, prior to the resale of our products, our distributors are permitted unlimited, unconditional rights of return. After sale by the distributor to its customer, there is no right of return from the distributor to us with respect to such product, unless we approve the return from the final customer to the distributor.

Original Equipment Manufacturers

      OEMs license our products and bundle them with PC hardware or software. For example, we are the preferred anti-virus provider for PC hardware manufacturers such as Apple, Dell, NEC, Phoenix Technologies and Sony. OEMs typically sublicense a single version of our products to end users who must contact us in order to receive their updates. We typically receive a per-copy royalty from, or revenue share with, our OEMs.

Other Marketing Activities

      Channel marketing is the means by which we market, promote, train, and incent our resellers and distributors to promote our products to their end-user customers. We offer our resellers and distributors technical and sales training classes, marketing and sales assistance kits. We also provide specific cooperative marketing programs for end-user seminars, catalogs, demand creation and sales events.

      One of the principal means of marketing our products and services is through the Internet. In addition to the www.networkassociates.com website, each of our product groups has their own individual websites. A number of these websites are localized to serve the various geographic regions in which we operate. Not only do each of these websites contain various marketing materials and information about our products, but website visitors may download and purchase products or obtain free trials of our products or trial subscriptions for on-line subscription products and services. We also promote our products and services through advertising activities in trade publications, direct mail campaigns and strategic arrangements. In addition, we attend trade shows, sponsor conferences and publish a quarterly newsletter, which is mailed to existing and prospective customers.

      We also market our products through the use of rebate programs. Within most countries we typically offer two types of rebate programs, volume incentive rebates to channel partners and promotional rebates to end-users. The channel partner earns a volume incentive rebate primarily based upon their sale of our products to end-users. From time to time, we also make rebates available to individual users of various products purchased at major retailers.

Customers

      We primarily market our products to large corporate and government customers through our direct sales organization and indirectly through resellers and distributors. A majority of our products are distributed indirectly through resellers and distributors. During 2002, two distributors, Ingram Micro and Tech Data, accounted for more than 10% of our net revenue each and together accounted for approximately 35% of our net revenue.

      We primarily market our products to individual home office and consumers directly through on-line distribution channels and indirectly through traditional distribution channels, such as retail stores. McAfee Consumer is responsible for on-line distribution of our products sold to individual consumers over the Internet or for Internet-based products, including products distributed by our on-line partners, and for the licensing of technology to strategic distribution partners for sale to individual consumers, with certain exceptions.

Product Development, Investments, and Acquisitions

      We believe that our ability to maintain our competitiveness depends in large part upon our ability to successfully enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software includes low barriers to entry, rapid technological change, and is highly competitive with respect to timely product introductions. As part of our growth strategy, we have made and expect to continue to make investments in complementary businesses, products and technologies.

      In addition to developing new products, our internal development staff is focused on developing upgrades and updates to existing products and modifying and enhancing any acquired products. Future upgrades and updates may include additional functionality, respond to user problems or address compatibility problems with new or changing operating systems and environments.

      For 2002, 2001 and 2000, we expensed $148.8 million, $146.7 million and $164.2 million (or, excluding stock based compensation charges (credits), $144.8 million, $142.1 million and $162.3 million), respectively, on research and development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing and Suppliers

      Our manufacturing operations consist primarily of assembly, testing and quality control of materials, components, subassemblies and systems for our Sniffer hardware-based, IntruShield and E-ppliance products. We use a limited number of third-party manufacturers for these manufacturing operations. Reliance on third-party manufacturers, including software replicators, involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. The loss of one of our third-party manufacturers could disrupt our business. Hardware-based products entail other risks, such as the unavailability of critical components that are supplied by a limited number of parties and greater obsolescence risks.

Competition

      The markets for our products are intensely competitive and are subject to rapid changes in technology. We also expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include, but are not limited to:

•	performance;

•	functionality;

•	quality;

•	customer support;

•	breadth of product group;

•	frequency of upgrades and updates;

•	integration of products;

•	manageability of products;

•	brand name recognition;

•	reputation; and

•	price.

      We believe that we compete favorably against our competitors in each of these areas. However, some of our competitors have longer operating histories, greater name recognition, stronger relationships with channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating markets with their network security and management products.

      Anti-Virus. Our principal competitors in the anti-virus market are Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. Sophos, Fsecure, Panda, and Dr. Ahn’s are also showing growth in their respective markets. As a result of its GeCAD Software acquisition, at some point we may also compete directly against Microsoft in the consumer market.

      Network Security and Intrusion Detection and Protection. Our principal competitors in the security market vary by product type. For intrusion detection and prevention products, we compete with Cisco Systems, Computer Associates, Fortinet, Internet Security Systems, NetScreen, Sourcefire, Symantec and TippingPoint Technologies. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

      Network Fault Identification and Application Performance Management. Our principal competitors in the network fault identification and application performance management market are NetScout and WildPackets. Other competitors include Agilent, Cisco Systems, Compuware Corporation, Concord Communications, Finisar, Fluke Networks, Network Instruments and Niksun.

      Service Management. Our principal competitors in the service desk market are BMC/ Remedy, Computer Associates, FrontRange Solutions and Peregrine Systems.

      Other Competitors. In addition to competition from large technology companies such as HP, IBM, Intel, Microsoft, and Novell that may offer network and system protection products as enhancements to their operating systems, we also face competition from smaller companies and shareware authors that may develop competing products.

Proprietary Technology

      Our success depends significantly upon proprietary software technology. We rely on a combination of contractual rights, trademarks, trade secrets and copyrights to establish and protect proprietary rights to our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products. Often, we do not obtain signed license agreements from customers who license products from us. In these cases, we include an electronic version of an end-user license in all of our electronically distributed software and a printed license in the box for our products. Since none of these licenses are signed by the licensee, many legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. The steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. For example, we are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us.

Employees

      As of December 31, 2002, we employed approximately 3,800 individuals worldwide including approximately 900 in research and development, approximately 2,100 in sales and marketing, and approximately 800 in finance and administration. Approximately 1,500 employees are in locations outside the United States. With limited exceptions, none of our employees are represented by a labor union. We consider the relationships with our employees to be positive. Competition for qualified management and technical personnel is intense in the software industry. Our continued success depends in part upon our ability to attract and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

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

Our Financial Results Will Likely Fluctuate.

      Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue. As a result, we may not sustain profitability. Also, we believe that period-to-period comparisons of our financial results should not be relied upon as an indicator of our future results. Our expenses are based in part on our expectations regarding future revenues and in the short term are relatively fixed. We may be unable to adjust our expenses in time to compensate for any unexpected revenue shortfall.

Operational Factors

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers and others, (ii) the product is hardware or software based and

(iii) in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	costs or charges related to our acquisitions or dispositions, including our acquisition of the publicly held shares of McAfee.com in September 2002 and our recent acquisitions of Entercept Security Technologies and IntruVert Networks in 2003 and the dispositions of our PGP and Gauntlet product lines in 2002;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our perpetual and subscription software licenses attributable to support and maintenance; and

•	stock-based compensation charges and other costs related to extraordinary events, including litigation, reductions in force, relocation of personnel and restatement of our consolidated financial statements, and factors that lead to substantial drops in estimated values of long-lived assets below their carrying value.

Seasonal and Macroeconomic Factors

      Our net revenue is typically lower in the first quarter when many businesses experience lower sales, flat in the summer months, particularly in the European market, and higher in the fourth quarter as customers typically complete annual budgetary cycles. In recent periods, continued poor economic conditions throughout the world have hurt our business.

It Is Difficult for Us to Estimate Operating Results Prior to the End of a Quarter.

      Because we do not maintain significant levels of backlog, product revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. Historically, we have experienced a trend toward more product orders, and therefore, a higher percentage of revenue shipments, in the last month of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of a quarter to place their order.

We Face Risks Related to the Pending Formal Securities and Exchange Commission and Department of Justice Investigations and Our Accounting Restatements.

      In the first quarter of 2002, the SEC commenced a “Formal Order of Private Investigation” into our accounting practices. In the first quarter of 2003, we became aware that the DOJ had commenced an investigation into our consolidated financial statements. In April and May 2002, we announced our intention to file, and in June 2002 we filed with the SEC, restated consolidated financial statements for 2000, 1999 and 1998 to correct certain discovered inaccuracies for these periods.

      As a result of information obtained in connection with the ongoing SEC and DOJ investigations, we concluded we would restate our consolidated financial statements to, among other things, reflect revenue on sales to our distributors for 1998 through 2000 on a sell-through basis (which is how we reported sales to distributors since the beginning of 2001). Although we have filed these restated consolidated financial statements, the SEC and DOJ inquiries have resulted, and may continue to result in, a diversion of management’s attention and resources and may contribute to current and future stock price volatility.

      The filing of our restated consolidated financial statements does not resolve the pending SEC inquiry into our accounting practices. We are engaged in ongoing discussions with, and continue to provide information to, the SEC regarding our consolidated financial statements for calendar year 2000 and prior periods. The resolution of the SEC inquiry into our prior accounting practices could require the filing of additional material restatements of our prior consolidated financial statements or require that we take other actions not presently contemplated, including actions resulting from the SEC’s inquiry into the nature and manner of our recent restatement.

We Are Subject to Intense Competition in the System and Network Protection Markets, and We Expect to Face Increased Competition in the Future.

      The markets for our products are intensely competitive and we expect competition to increase. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources.

      We face competition in specific product markets. Principal competitors include:

•	in the anti-virus product market, Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. Sophos, Fsecure, Panda, and Dr. Ahn’s are also showing growth in their respective markets. As a result of its GeCAD Software acquisition, at some point we may also compete directly against Microsoft in the consumer market;

•	in the network fault identification and application performance management product market, Netscout and WildPackets, with other competitors including Agilent, Cisco Systems, Compuware Corporation, Concord Communications, Finisar, Fluke Networks, Network Instruments and Niksun;

•	in the market for our other intrusion detection and protection products, Cisco Systems, Computer Associates, Internet Security Systems, Netscreen, Sourcefire, Symantec and TippingPoint Technologies; and

•	in the service desk market, BMC/ Remedy, Computer Associates, FrontRange Solutions and Peregrine Systems.

      Other competitors for our various products could include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products.

      Increasingly, our competitors are large vendors of hardware or operating system software. These competitors are continuously developing or incorporating system and network protection functionality into their products. For example, through its acquisition of Okena, Cisco Systems may incorporate functionality that competes with our content filtering and anti-virus products. Similarly, following its acquisition of GeCAD Software, Microsoft indicated its plans to boost security of its Windows platform. The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as firms seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position.

We Face Risks Related to the Recent Product Reorganization.

      Following our IntruVert and Entercept acquisitions, we reorganized our products into our McAfee System Protection Solutions and McAfee Network Protection Solutions product groups. Our organizational structure is intended to better leverage the McAfee brand to position us as a provider of a complete set of system and network protection solutions differentiated by intrusion prevention technology. Risks related to our reorganization include:

•	we may be unable to successfully expand our McAfee brand beyond our anti-virus products;

•	our strategic positioning may result in our competing more directly with larger, more established competitors, such as Cisco Systems and Microsoft;

•	many of our network and system protection products were recently acquired and the income potential for these products is unproven and the market for these products is volatile;

•	our sales force requires additional specialized training to sell a number of our products; and

•	there may be customer confusion around our strategy.

We Face Risks Associated With Past and Future Acquisitions.

      We may buy or make investments in complementary companies, products and technologies. In addition to our acquisition of the publicly traded shares of McAfee.com, in the last 12 months, we completed a number of strategic acquisitions, including Deersoft, Entercept, IntruVert and Traxess, and we acquired two of our resellers in Central and South America, BySupport and BySecure. Also, McAfee.com acquired certain software assets from Novasoft in 2002 prior to our acquisition of the minority interest in McAfee.com.

Integration

      Integration of an acquired company or technology is a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we:

•	integrate and retain key management, sales, research and development, and other personnel;

•	integrate the acquired products into our product offerings both from an engineering and sales and marketing perspective;

•	integrate and support preexisting supplier, distribution and customer relationships;

•	coordinate research and development efforts; and

•	consolidate duplicate facilities and functions.

      The geographic distance between the companies, the complexity of the technologies and operations being integrated and the disparate corporate cultures being combined may increase the difficulties of integrating an acquired company or technology. Management’s focus on the integration of operations may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition.

Open Source Software

      Products or technologies acquired by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source code or otherwise fully realize the anticipated benefits of any such acquisition may be restricted because, among other reasons:

•	open source license terms may be ambiguous and may result in unanticipated obligations regarding our products;

•	competitors will have improved access to information that may help them develop competitive products;

•	open source software cannot be protected under trade secret law;

•	it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third party intellectual property rights; and

•	open source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors.

Use of Cash and Securities

      Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, in the 12-month period ended June 30, 2003, we used approximately $334.3 million of cash to make various acquisitions, including approximately $216.0 million in net cash used to acquire IntruVert and Entercept.

Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.

We Have Recently Experienced Significant Additions to Our Senior Management and Changes in Our Sales Organization.

      Several members of our senior management were only added in the last year, and we may add new members to senior management. In July 2003, we reorganized our sales organization and, among other actions, we elevated Kevin Weiss to the newly created position of executive vice president of worldwide sales. Also, in September 2003, we named James Lewandowski executive vice president of North American sales and Donna Troy executive vice president of worldwide channels. Towards the end of 2002, William Kerrigan joined us as senior vice president of our McAfee consumer division, Gregory Jorgensen joined as our senior vice president of marketing and Raymond J. Smets joined as president of Sniffer Technologies. Changes in management and our sales organization may be disruptive to our business and may result in the departure of existing employees and/or customers. It may take significant time to locate, retain and integrate qualified management personnel.

Critical Personnel May Be Difficult to Attract, Assimilate and Retain.

      Our success depends in large part on our ability to attract and retain, in addition to senior management personnel, technically qualified and highly-skilled sales, consulting, technical and marketing personnel. Competition for qualified individuals is intense. To attract and retain critical personnel, we believe that we must provide a competitive compensation package, including stock options. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our stockholders generally, may not approve future increases.

      Through our 2003 acquisitions, we hired a number of new employees. We also hired a significant number of new employees in 2002 and 2001, including a large number in Bangalore, India, in connection with the relocation of a significant portion of our research and development operations. We may continue to add new employees to fill positions vacated by departing employees and to expand our business. There may be reduced levels of productivity as recent additions or hires are trained and otherwise assimilate and adapt to our organization and culture. In addition, we may face difficulties in recruiting, hiring and training qualified employees for our Bangalore facility.

      Other than executive management who have “at will” employment agreements, our employees are not typically subject to an employment agreement or non-competition agreement. We may be unsuccessful in retaining management or other critical personnel. It could be difficult, time consuming and expensive to replace any key management member or other critical personnel, particularly if the individual is highly skilled. Integrating new management and other key personnel also may be difficult and costly. The loss of management or other critical personnel may be disruptive to our business and might also result in our loss of unique skills and the departure of existing employees and/or customers.

We Face Risks Related to Our International Operations.

      For the first six months of 2003 and for 2002, 2001, and 2000, net revenue from international sales based upon product destination represented approximately 37%, 37%, 35%, and 32%, respectively, of our net revenue. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue.

Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of the reorganization of our international sales forces by regions;

•	the ability to successfully localize software products for a significant number of international markets;

•	uncertainties relative to regional economic circumstances, including the continued economic weakness throughout Asia and Latin America and pricing pressures associated with weak economic conditions in these regions;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	currency fluctuations and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions; and

•	a high incidence of software piracy in some countries.

      Additionally, our sales forces are organized by geographic region. This structure may lead to sales force competition for sales to multinational customers and may reduce our ability to effectively market our products to multinational customers.

We May Incur Significant Stock-Based Compensation Charges Related to Repriced Options, Assumed McAfee.com and IntruVert Options and Compensation Expenses Related to the Entercept Retention Payments.

      We may incur stock-based compensation charges related to (i) employee options repriced in April 1999 (“Repriced Options”), (ii) McAfee.com options we assumed in the acquisition of the publicly traded McAfee.com shares in September 2002 (“McAfee.com Options”) (iii) unvested IntruVert options we assumed in May 2003 related to this acquisition (the “IntruVert Options”), and (iv) unvested IntruVert restricted stock we assumed in May 2003 related to this acquisition (the “IntruVert Restricted Stock”). The size of the charges related to the Repriced Options and McAfee.com Options could be significant depending on the movements in the market value of our common stock. As a result of Financial Accounting Standards Board Interpretation No. 44, effective July 1, 2000, Repriced Options and McAfee.com Options are subject to variable accounting treatment. The stock-based compensation charge (or credit) for the Repriced Options is determined by the excess of our closing stock price at the end of a reporting period over the fair value of our common stock on July 1, 2000, equivalent to $20.375. The stock-based compensation charge (or credit) for the McAfee Options is determined by the excess of our closing stock price over the exercise price of the option minus $11.85 payable upon exercise of the option. Remeasurement of the charge continues until the earlier of the date of exercise, forfeiture or cancellation without replacement. The resulting compensation charge (or credit) to earnings will be recorded over the remaining life of the options subject to variable accounting treatment.

      For the six months ended June 30, 2003, stock-based compensation charges of approximately $2.2 million were recorded for McAfee.com Options. No stock based compensation charges were recorded for the Repriced Options. For the year ended December 31, 2002, stock-based compensation charges of approximately $16.1 million were recorded for the McAfee.com Options, and credits of approximately $5.5 million were recorded for the Repriced Options. During the remaining life of both the McAfee.com Options and Repriced Options we may record additional stock-based compensation charges or credits. We estimate that a $1 increase in our stock price at June 30, 2003 would increase our future stock compensation charge by approximately $0.5 million.

      For the IntruVert Options, we will recognize a stock-based compensation expense as those options vest. For the IntruVert Restricted Stock, we will recognize a stock-based compensation expense as the restricted stock vests over the next three to four years. For 2003, we expect the expense to be approximately $1.9 million with respect to the IntruVert Options and Restricted Stock.

      We may also incur significant compensation payments under the Entercept Retention Plan (the “Retention Plan Payments”). For the Retention Plan Payments, we will recognize a compensation expense as the required service periods for the retention payments expire over one year. The Retention Plan Payments were funded at the time of the Entercept acquisition, and amounts not paid to the Retention Plan participants will be paid to the former Entercept stockholders. For 2003, we expect the expense to be approximately $1.7 million.

We Depend on Revenue from Our Flagship Anti-Virus and Sniffer Products.

      We have historically derived a majority of our net revenue from our flagship McAfee anti-virus software products and our Sniffer network fault identification and application performance management products. These products are expected to continue to account for a significant portion of our net revenues. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in our pricing model, a maturation in the markets for these products or other risks described in this document. In recent periods, our Sniffer-based revenues have been adversely impacted by, among other things, customer budgetary constraints and a slowing in network infrastructure deployments. We expect this trend to continue for at least the near-term.

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

We Face a Number of Risks Related to Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 40% to 45% of our net sales in any quarter. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 35% of net revenue in 2002 and the first six months of 2003, respectively.

Loss of a Distributor

      Our distributor agreements may be terminated by either party without cause. If one of our significant distributors terminates its distribution agreement, we could experience a significant interruption in the distribution of our products.

Need for Accurate Distributor Information

      We recognize revenue on products sold by our distributors when distributors sell our products to their customers. To determine our business performance at any point in time or for any given period, we must timely and accurately gather sales information from our distributors’ information systems at an increased cost to us. Our distributors’ information systems may be less accurate or reliable than our internal systems.

Sale of Competing Products

      Our distributors may sell other vendors’ products that are complementary to, or compete with, our products. While we encourage our distributors to focus on our products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

Payment Difficulties

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $3.7 million at June 30, 2003, $6.6 million at December 31, 2002 and $8.4 million at December 31, 2001. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

We Face the Risk of Future Charges in the Event of Impairment and will Experience Significant Amortization Charges Related to Purchased Technology.

      We adopted SFAS 142 beginning in 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles. For the six months ended June 30, 2003, the year ended December 31, 2002 and 2001, our amortization charge for purchased technology and other intangibles was approximately $8.7 million, $13.9 million and $12.9 million, respectively. In addition, we must evaluate our intangible assets, including goodwill and purchased technology, at least annually for impairment according to the guidance provided by SFAS 142. We completed the initial impairment review during the second quarter of 2002 and subsequently completed our annual impairment review during the fourth quarter of 2002. As a result of these reviews, the intangible assets were determined not to be impaired. If we determine that these items are impaired, we will be required to take a related non-recurring charge to earnings.

We Face Risks Related to the Recent Reorganization of Our Expert Services Organization.

      Historically, our professional service organization was organized by product group. In October 2002, we announced the formation of our Expert Services organization. This organization will be located in each of our geographical regions. The Expert Services organization combines the professional service teams from our network protection and system protection product groups to serve as our professional services and educational organization. Risks related to this reorganization include:

•	the failure to identify and close upon significant consulting opportunities;

•	the integration of our professional services teams may prove to be unsuccessful, might take more time than anticipated or might cost more than expected;

•	the highly discretionary nature of consulting expenditures;

•	integration of the professional services teams and related activities may divert management’s attention; and

•	integration of the professional services teams may be disruptive to pre-existing customer relationships.

We Face Risks Related to Our Strategic Alliances.

      We may not realize the desired benefits from our strategic alliances on a timely basis or at all. We face a number of risks relating to our strategic alliances, including the following:

•	Our strategic alliances are generally terminable by either party with no or minimal notice or penalties. We may expend significant time, money and resources to further strategic alliances that are thereafter terminated.

•	Business interests may diverge over time, which might result in conflict, termination or a reduction in collaboration. For example, our alliance with Internet Security Systems was terminated following the announcement of our acquisition of Entercept and IntruVert.

•	Strategic alliances require significant coordination between the parties involved. To be successful, our alliances may require the integration of other companies’ products with our products, which may involve significant time and expenditure by our technical staff and the technical staff of our strategic allies.

•	Our sales and marketing force may require additional training to market products that result from our strategic alliances. The marketing of these products may require additional sales force efforts and may be more complex than the marketing of our own products.

•	The integration of products from different companies may be more difficult than we anticipate, and the risk of integration difficulties, incompatible products and undetected programming errors or bugs may be higher than that normally associated with new products.

•	Our strategic alliances may involve providing professional services, which might require significant additional training of our professional services personnel and coordination between our professional services personnel and other third-party professional service personnel.

•	Due to the complex nature of our products and of those parties with whom we have strategic alliances, it may take longer then we anticipate to successfully integrate and market our respective products.

We Face Product Development Risks Associated with Rapid Technological Changes in Our Market.

      The markets for our products are highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	offer a broad range of network and system protection products;

•	enhance existing products and expand product offerings;

•	respond promptly to new customer requirements and industry standards; and

•	remain compatible with popular operating systems such as Linux, NetWare, Windows XP, Windows 2000, Windows 98 and Windows NT, and develop products that are compatible with new or otherwise emerging operating systems.

      We may experience delays in product development as we have at times in the past. Complex products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or harm market acceptance.

      Our long-term success depends on our ability to keep our products current. For example, the proliferation of new and changing viruses makes it imperative to update anti-virus products frequently to avoid obsolescence. Accordingly, we must upgrade and update existing product offerings, modify and enhance acquired products and introduce new products that meet our customers’ needs. We believe that our ability to provide these upgrades and updates frequently and at low cost is key to our success.

We Face Risks Related to Our On-Line Subscription Services Strategy.

      McAfee System Protection Solutions offers on-line subscription services to corporate customers, and our McAfee.com website is dedicated to updating, upgrading and managing PCs over the Internet for consumers and small to medium-sized businesses. This web-based model is a relatively new concept and our on-line subscription services may fail to maintain or increase market acceptance. The growth, market acceptance and ultimate profitability of our on-line subscription services is highly uncertain and subject to a number of factors, including:

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

Our Managed Service Provider Strategy Exposes Us to Risks in Addition to Those Generally Experienced with Our On-Line Subscription Services Strategy.

      We also make our on-line subscription services available over the Internet in what we refer to as a managed environment. Unlike with our on-line subscription services, managed service provider, or MSP, solutions are customized, monitored and updated by networking professionals for a specific customer. To successfully offer MSP services we must:

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

Our Products Face Manufacturing, Supply, Inventory, Licensing and Obsolescence Risks.

Third-Party Manufacturing

      We rely on a small number of third parties to manufacture some of our hardware-based network protection and system protection products. We expect the number of our hardware-based products and our reliance on third-party manufacturers to increase as software-only network and system security solutions become less viable. Reliance on third-party manufacturers, including software replicators, involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of our third party manufacturers cannot or will not manufacture our products in required volumes on a cost-effective basis, in a timely manner, or at all, we will have to secure additional manufacturing capacity. Even if this additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments. The unexpected loss of any of our manufacturers would be disruptive to our business.

Sourcing

      Our products contain critical components supplied by a single or a limited number of third parties. Any significant shortage of components or the failure of the third-party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders.

Third-Party Licenses

      Some of our products incorporate licensed software. We must be able to obtain reasonably priced licenses and successfully integrate this software with our hardware.

Obsolescence

      Hardware based products may face greater obsolescence risks than software products. We could incur losses or other charges in disposing of obsolete inventory.

We Rely on the Continued Prominence of Microsoft Technology.

      Although we intend to support other operating systems, we seek to be the leading supplier of network security and management products for Windows/ Intel based networks. Sales of our products would be materially and adversely affected by market developments that are adverse to the Windows operating environments, including the failure of users and application developers to accept Windows. In addition, our ability to develop products using the Windows operating environments is dependent on our ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft. We may be unable in the future to gain the necessary access from Microsoft to its product development activities, particularly in light of Microsoft’s recent acquisition of GeCAD Software, an anti-virus software provider.

We May Fail to Support Operating Systems which Successfully Compete with Microsoft’s Technology, Including Competing Versions of the Unix Operating System.

      We are expanding our product support to include the Unix operating system and the Linux operating system. Sales of our products could be materially and adversely impacted by our failure to support those operating systems or competing operating systems that receive broad market acceptance. The Unix system encompasses many separate operating systems of which we only support a few. In recent periods, the Linux operating system has gained broader market acceptance at the expense of Unix operating systems. As a result, we placed our anti-virus products for Sun Microsystems’ Solaris Unix operating system into a maintenance only mode. If we fail to adequately support the Linux operating system or if the Unix versions supported by us are disproportionately affected by the success of Linux, our product sales may be adversely impacted.

We Face Risks Related to Customer Outsourcing to System Integrators.

      Some of our customer’s have outsourced the management of their information technology departments to large system integrators. If this trend continues, we face the risk that our established customer relationships could be disrupted and our products displaced by alternative system and network protection solutions offered by system integrators. Significant product displacements as a result of information technology department outsourcing could impact our revenue and have a material adverse effect on our business.

We Rely Heavily on Our Intellectual Property Rights which Offer Only Limited Protection Against Potential Infringers.

      We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our software. However, the steps taken by us to protect our proprietary software may not deter its misuse or theft. We are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us. Competitors may also independently develop technologies or products that are substantially equivalent or superior to our products. Certain jurisdictions may not provide adequate legal infrastructure for effective protection of our intellectual property rights. Changing legal interpretations of liability for unauthorized use of our software or lessened sensitivity by corporate, government or institutional users to avoiding infringement of intellectual property could also harm our business.

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

      If we acquire a portion of software included in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties as to the origin and ownership of any software being acquired. Similarly, notwithstanding measures taken by our competitors or us to protect our competitors’ intellectual property, exposure to infringement claims increases if we employ or hire software engineers previously employed by competitors. Further, to the extent we utilize “open source” software we face risks. For example, the scope and requirements of the most common open source software license, the GNU General Public License (GPL), have not been interpreted in a court of law. Use of GPL software could subject certain portions of our proprietary software to the GPL requirements. Other forms of “open source” software licensing present license compliance risks, which could result in litigation or loss of the right to use this software.

Pending or Future Litigation Could Have a Material Adverse Impact on Our Results of Operation and Financial Condition.

      In addition to intellectual property litigation, from time to time, we have been subject to litigation. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources. A putative securities class action is currently pending against us, our directors and our former officers. We recently entered into a memorandum agreement of settlement resolving the litigation for $70.0 million. The settlement is subject to final court approval and may not be approved.

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.

      During the 12-month period ended June 30, 2003, our stock price was highly volatile ranging from a per share high of $20.28 to a low of $8.45. On October 15, 2003, our stock’s closing price per share price was $15.35. Announcements, business developments, such as a material acquisition, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price. Securities class action litigation has been instituted following previous periods of volatility.

Product Liability and Related Claims May Be Asserted Against Us.

      Our products are used to protect and manage computer systems and networks that may be critical to organizations. Because of the complexity of the environments in which our products operate, an error, failure or bug in our products could disrupt or cause damage to the networks of our customers, including disruption of legitimate network traffic by our intrusion prevention products. Failure of our products to perform to specifications, disruption of our customers’ network traffic or damages to our customer’s networks caused by our products could result in product liability damage claims by our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses.

Computer “Hackers” May Damage Our Products, Services and Systems.

      Due to our high profile in the security software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various websites. For example, we have recently seen the spread of viruses, or worms, that intentionally delete anti-virus and firewall software. Similarly, hackers may attempt to penetrate our network security and misappropriate proprietary information or cause interruptions of our internal systems and services. Also, a number of websites have been subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. If successful, any of these events could damage users’ or our computer systems. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses.

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

We Face New Risks Related to Our Anti-Spam Software Products.

      Our anti-spam products may falsely identify e-mails as unwanted “spam,” reducing the adoption of these products, or alternatively fail to properly identify unwanted e-mails, particularly as spam e-mails are often designed to circumvent anti-spam products. Parties whose e-mails are blocked by our products may also seek redress against us for labeling them as spammers or for interfering with their business.

Business Interruptions May Impede Our Operations and the Operations of Our Customers.

      We and our customers face a number of potential business interruption risks that are beyond our respective control. Natural disasters or other events could interrupt our business or the business of our customers, and each of us is reliant on external infrastructure that may be antiquated. For example, many parts of the United States and Canada experienced a widespread power blackout in August 2003, adversely impacting business in those areas. Our corporate headquarters are located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Despite safety precautions that have been implemented, there is no guarantee that an earthquake would not seriously disturb our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake and other natural disasters.

The U.S. Military Global Presence and Potential Terrorist Attacks Could Have a Material Adverse Effect on the U.S. and Global Economies and Could Adversely Impact The Internet and Our Products and Business.

      The U.S. military global presence, coupled with the possibility of potential terrorist attacks, could have a continued adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services, delay sales cycles and otherwise negatively impact consumer and business confidence. Terrorists may also seek to interfere with the operation of the Internet, the operation of our customers’ computer systems and networks, and the operation of our systems and networks, particularly given our status as an American company providing security products. Any significant interruption of the Internet could adversely impact our ability to rapidly and efficiently provide anti-virus and other product updates to our customers.

We Face Risks Associated with Governmental Contracting.

      Our customers include the U.S. government and a significant number of other U.S. state and local governments or agencies. We are also currently engaged in several research and development contracts with U.S. government agencies.

Procurement

      Contracting with public sector customers is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. Public sector customers may also change the way they procure new contracts and may adopt new rules or regulations governing contract procurement, including required competitive bidding or use of “open source” products, where available.

Fee Awards

      Minimum fee awards for companies entering into U.S. government contracts are generally between 3% and 7% of the costs incurred by them in performing their duties under the related contract. However, these fees may be as low as 1% of contract costs.

Budgetary Constraints and Cycles

      Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products and services.

Modification or Cancellation of Contracts

      Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is cancelled for convenience, which can occur if the customer’s product needs change, we may only be able to collect for products and services delivered prior to termination. If a contract is cancelled because of default, we may only be able to collect for products and services delivered, and we may be forced to pay any costs incurred by the customer for procuring alternative products and services. The U.S. government may also terminate contracts with us if we come under foreign government control or influence, require that we disclose our pricing data during the course of negotiations, ban us from doing business with any government entity and require us to prevent access to classified data.

Governmental Audits

      U.S. government and other state and local agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and pricing and review our compliance with applicable rules and regulations. If they find that we have improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities.

Security Clearances

      Some agencies within the U.S. government require some or all of our personnel to obtain proper security clearance. If our key personnel are unable to obtain or retain this clearance, we may be unable to bid for or retain some government contracts.

We May Not Realize the Anticipated Benefits from Our Strategic Investments.

      We have made a number of venture and minority investments in private companies with complementary products, services and technologies. During 2002 and 2001, we recorded impairment charges of $0.2 million and $20.6 million, respectively, in connection with these investments. We may make additional strategic investments. These investments are speculative in value, and we may lose all or part of the money invested.

Cryptography Contained in Our Technology Is Subject to Export Restrictions.

      Some of our computer security solutions, particularly those incorporating encryption, may be subject to export restrictions. As a result, some products may not be exported to international customers without prior

U.S. government approval. The list of products and end users for which export approval is required, and the regulatory policies with respect thereto, are subject to revision by the U.S. government at any time. The cost of compliance with U.S. and international export laws and changes in existing laws could affect our ability to sell certain products in certain markets and could have a material adverse effect on our international revenues.

Future Sales of Our Common Stock in the Public Market or Option Exercises and Sales Could Lower Our Stock Price.

      A substantial number of the shares of our common stock are subject to stock options and our outstanding convertible notes may be converted into shares of common stock. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or the conversion of our outstanding convertible notes, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

      Our classified board and other provisions of Delaware law and our certificate of incorporation and bylaws, could also delay or make a merger, tender offer or proxy contest involving us more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2004 annual meeting, must meet the qualifications and follow the procedures specified under both the Exchange Act of 1934 and our bylaws, which our board most recently amended in July 2003 and which are filed with the SEC. Among other requirements, a stockholder proposal for our 2004 annual meeting must be validly submitted to us by December 31, 2003.

Our Rights Plan

      Our board of directors has adopted a stockholders’ rights plan. The rights will become exercisable the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 15% or more of our common stock) will be entitled to acquire in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged with a value equal to twice the rights’ exercise price.

Item 2.	Properties

      Our headquarters currently occupy approximately 135,000 square feet in facilities located in Santa Clara, California under leases expiring in 2013. Worldwide, we lease facilities with approximately 840,000 total square feet, with leases that expire at various times. Our primary international facilities are located in Australia, Brazil, Germany, India, Japan, the Netherlands and the United Kingdom. Other significant domestic sites include California, Maryland, Oregon and Texas. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

      In 2001, we purchased 15.6 acres of land in Legacy Corporate Park, Plano, Texas to construct a new regional office in the Dallas area. Construction began on the approximately 170,000 square feet facility in March 2002 and was completed in January 2003. The new facility supports approximately 1,000 Networks

Associates employees working in our customer support, engineering, finance, information technology, internal audit, legal, and telesales groups.

Item 3.	Legal Proceedings

      Information with respect to this item is incorporated by reference to note 19 to the notes to consolidated financial statements included in this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      From our initial public offering on October 6, 1992 to February 11, 2002, our common stock traded on the NASDAQ National Market. After the combination with Network General Corporation on December 1, 1997, our common stock traded under the symbol NETA. Prior thereto, our common stock traded under the symbol MCAF. Effective February 12, 2002, our common stock commenced trading on the New York Stock Exchange (NYSE) under the symbol NET.

      The following table sets forth, for the period indicated the high and low closing sales prices for our common stock for the last eight quarters, all as reported by NYSE or NASDAQ, as applicable. The prices appearing in the table below do not reflect retail mark-up, mark-down or commission and, for the periods prior to February 12, 2002, when the stock was listed on the NYSE, reflect over the counter market quotations and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2002
First Quarter	$30.26	$22.23
Second Quarter	25.81	16.29
Third Quarter	19.60	10.10
Fourth Quarter	18.83	8.45
Year Ended December 31, 2001
First Quarter	$8.38	$4.19
Second Quarter	16.50	6.00
Third Quarter	16.84	10.56
Fourth Quarter	27.27	13.40

Dividend Policy

      We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Holders of Common Stock

      As of September 30, 2003, there were approximately 1,143 record owners of our common stock.

Public Filings

      Our Internet address is www.networkassociates.com. We make available free of charge through our Internet website current and archived press releases and presentations, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with the SEC.

Item 6.	Selected Financial Data

      Concurrent with the filing of this Form 10-K containing restated financial statements for 2000 and 2001, we are filing Amendment No. 2 to our 2000 Form 10-K containing restated financial statements for 1998 through 2000. You should read the following selected financial data with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” appearing elsewhere in this Form 10-K. For a description of events in connection with the restatement of our 1998 and 1999 operating results, you should read Amendment No. 2 to our 2000 10-K, including note 3 to the consolidated financial statements contained therein.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except for per share amounts)

		(As	(As	(As	(As
		Restated)	Restated)	Restated)	Restated)
Statement of Operations Data
Net revenue	$1,043,044	$1,071,660	$709,372	$660,337	$427,767
Income (loss) from operations	114,727	153,483	(136,291)	(136,725)	(402,826)
Income (loss) before provision for income taxes, minority interest and extraordinary item	129,907	146,405	(70,924)	(127,776)	(386,211)
Income (loss) before extraordinary item	128,286	81,522	(108,014)	(151,964)	(319,074)
Extraordinary item, gain on repurchase of debt, net of taxes	26	1,731	—	—	—
Net income (loss)	128,312	83,253	(108,014)	(151,964)	(319,074)
Income (loss) per share, before extraordinary item, basic	$0.86	$0.59	$(0.78)	$(1.10)	$(2.40)
Income (loss) per share, before extraordinary item, diluted	$0.80	$0.52	$(0.78)	$(1.10)	$(2.40)
Extraordinary item, basic	$—	$0.01	$—	$—	$—
Extraordinary item, diluted	$—	$0.01	$—	$—	$—
Net income (loss) per share, basic	$0.86	$0.60	$(0.78)	$1.10	$(2.40)
Net income (loss) per share, diluted	$0.80	$0.53	$(0.78)	$1.10	$(2.40)
Shares used in per share calculation — basic	149,441	137,847	138,072	138,695	133,075
Shares used in per share calculation — diluted	176,249	164,363	138,072	138,695	133,075

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)

		(As	(As	(As	(As
		Restated)	Restated)	Restated)	Restated)
Balance Sheet Data
Cash and cash equivalents	$674,226	$612,832	$275,539	$329,732	$418,899
Working capital	312,203	443,035	79,591	64,560	159,856
Total assets	2,045,487	1,658,093	1,465,622	1,510,387	1,461,936
Deferred revenue and taxes	329,195	404,826	531,555	446,778	349,590
Long term debt and other liabilities	356,458	579,243	400,456	382,517	375,234
Total equity	770,168	341,493	222,923	355,938	378,994

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium sized business and consumer users. We operate our business in five geographic regions: North America, EMEA, Japan, Asia-Pacific and Latin America.

Recent Significant Acquisitions & Divestitures

      On October 9, 2001, our board of directors approved a plan to integrate the activities of our PGP product group into our other product groups. In addition to the integration plan, we began to look for a buyer for the PGP desktop encryption and Gauntlet firewall product. On February 13, 2002, we announced the sale of Gauntlet firewall/ VPN product to Secure Computing. As a result of the transaction, we received common shares of Secure Computing in exchange for the Gauntlet assets. We recorded a gain on sale of net assets of $6.7 million. On August 19, 2002, we announced the sale of PGP desktop encryption to PGP Corporation, a new venture funded company, for $2.0 million in cash and assumed net liabilities of $1.1 million. As a result of the transaction, we recorded a gain on sale of net assets of $2.6 million.

      In September 2002, we repurchased the 25% minority interest in our McAfee.com subsidiary for approximately $219.9 million in cash and stock increasing our ownership of McAfee.com to a 100% interest. We issued 8.3 million shares of our common stock valued at $14.62 per share, which corresponds to the average market price of our common stock two days before and after the date the terms of the acquisition were established. The acquisition was an effort to reduce or eliminate customer, market and brand confusion due to the similarity in our products, names and web addresses and to reduce or eliminate actual and potential conflicts between the companies and their sales forces, and related senior management distraction, due to confusion over market boundaries.

      During the year ended December 31, 2002, we also completed several other acquisitions that resulted in our acquiring a 100% interest in Traxess, a provider of forensic software; BySupport, one of our South American resellers; BySecure, one of our Central American resellers; and Deersoft, a provider of anti-spam software. See Note 4 to the consolidated financial statements.

      In the second quarter of 2003, we purchased IntruVert and Entercept using approximately $216 million in cash, net of cash acquired.

Critical Accounting Policies

      In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss) and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. See “Summary of Significant Accounting Policies” beginning on page      in the consolidated financial statements for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

      Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically sales returns and other allowances, the allowance for doubtful accounts, and assessment of the probability of the outcome of our current litigation;

•	accounting for income taxes;

•	valuation of goodwill, valuation of finite-lived intangibles and long-lived assets; and

•	determining functional currencies for the purposes of consolidating our international operations.

      Revenue Recognition. We derive our revenue from primarily two sources (i) product revenue, which includes software license, hardware and royalty revenue, and (ii) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

      We license our software products on a one and two-year time basis or on a perpetual basis. Our two-year time-based licenses include the first year of maintenance and support. Our on-line subscription arrangements require customers to pay a fixed fee and receive service over a period of time, generally one or two years. Customers do not pay setup fees.

      We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not bifurcate the fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, we apply the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” (“SAB 101”). In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to our on-line software subscription services.

      We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

      At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due.

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

      For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to Networks Associates. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for both our two-year time based licenses and perpetual licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. This assessment generally includes analyses of the variability of renewal rates by product and region and determination of whether a majority of renewals supports our estimated fair value of the maintenance and support obligations. In cases where renewal rates are not quoted in the initial sales contracts, our assessment is critical because if an estimated fair value cannot be established through separate sales then the fee for the entire arrangement (e.g. delivered software and undelivered maintenance and support obligations) is deferred until delivery occurs which for maintenance would be ratably over the service period. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

      Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

      Sales Returns and Other Allowances, Allowance for Doubtful Accounts and Litigation. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. We monitor sales returns and record specific allowances for all identified returns and we assess the historical trend of sales returns that occur after the period end to develop an estimate of additional allowances. The provision for sales returns and other sales incentive allowances amounted to $130.2 million and $134.8 million in 2002 and 2001, respectively. At December 31, 2002, $32.3 million total allowance includes the estimate of potential future product returns amounting to $6.7 million and specific allowances for distributor, reseller and retailer sales incentives amounting to $25.6 million. At December 31, 2001, $32.6 million total allowance includes the estimate of potential future product returns amounting to $8.7 million and specific allowances for distributor, reseller, and retailer sales incentives amounting to $23.9 million. If our sales returns experience rating were to increase by an additional 1% of license revenues, our allowance for sales returns at December 31, 2002 would increase by approximately $4.6 million. Similarly, our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for any account receivable for which there are identified collection issues and analyze historical write-offs to estimate additional allowances, which historically has averaged to 2% of accounts receivable. Our accounts receivable balance was $160.2 million, net of allowance for doubtful accounts of $6.6 million and provision for sales returns and other allowances of $32.3 million as of December 31, 2002. At December 31, 2001, our accounts receivable balance was $136.3 million, net of allowance for doubtful accounts of $8.4 million and provision for sales returns and other allowances of $32.6 million.

      Management’s current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss as there is no better point of estimate. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $75.7 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

      The net deferred tax asset as of December 31, 2002 was $313.6 million, net of a valuation allowance of $75.7 million.

      Valuation of Goodwill, Intangibles, and Long-lived Assets. We account for goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires, among other things, the discontinuance of amortization for goodwill and indefinite-lived intangibles and at least an annual test for impairment. An impairment review may be performed more frequently in the event circumstances indicate that the carrying value may not be recoverable. The goodwill impairment review involves a two-step process as described in note 2 to the consolidated financial statements.

      We account for finite-lived intangibles and long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this standard we will record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangibles and long-lived assets may not be recoverable.

      Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many of the factors, noted below as triggering factors, which may change in the near term.

      Factors considered important which could trigger an impairment review include, but are not limited to:

•	significant under performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant declines in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      Goodwill amounted to $273.9 million and $128.1 million as of December 31, 2002 and 2001, respectively. We did not hold any indefinite-lived intangibles as of December 31, 2002 or 2001. Net finite-lived intangible assets and long-lived assets amounted to $182.8 million and $96.6 million as of December 31, 2002 and 2001, respectively.

      Determining Functional Currencies for the Purpose of Consolidation. We have several foreign subsidiaries which together account for approximately 37% of our net revenues, 23% of our assets and 30% of our total liabilities as of December 31, 2002.

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

      Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for each of our international subsidiaries. Accordingly, we had cumulative translation losses of approximately $22.7 million and $11.0 million which were included as part of accumulated other comprehensive income (loss) within our consolidated balance sheet at December 31, 2002 and 2001, respectively. During 2002, 2001, and 2000, translation gains (losses) of $11.7 million, $7.1 million, and ($9.8) million, respectively, were included under accumulated other comprehensive income (loss). Had we determined that the functional currency of our subsidiaries was the United States dollar, these translation adjustments would have increased (decreased) our results from operations for each of the years presented.

      The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies typically include the Japanese Yen, the Euro, the United Kingdom Pound Sterling and Australian, Singapore and Canadian dollars. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time we would be required to include any translation gains or losses from the date of change in our statement of operations.

Recent Accounting Pronouncements Update

Accounting for Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets, including lease restoration obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. We adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

Accounting for Extraordinary Items and Discontinued Operations

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002 and requires retroactive application. Upon adoption of this Standard, we will not classify the losses related to the repurchases of our outstanding debt as extraordinary.

Accounting for Exit or Disposal Activities

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement.

      SFAS 146 supersedes the Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). Accordingly, SFAS 146 prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred.

      SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 during the fourth quarter of 2002. The adoption of SFAS 146 will not impact our restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and other applicable pre-existing guidance.

Accounting for Stock-Based Compensation Charges

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. As the adoption of this standard involves disclosures only, there was no material impact on our consolidated financial statements.

Accounting for Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in SFAS 133, (ii) clarifies when a derivative contains a financing component and (iii) amends the definition of an underlying to conform it to language in FIN 45. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. We have adopted the provisions of SFAS 149 which did not have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) as defined in SFAS 150. We have adopted the provisions of SFAS 150 which did not have a material impact on our consolidated financial position, results of operations or cash flows based on the types of financial instruments we have currently issued.

Accounting for Multiple Deliverable Revenue Arrangements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).” We will adopt the provisions of EITF 00-21 for transactions to which SOP 97-2 does not apply, such as sales of hardware without software and on-line subscriptions in the quarter ended June 30, 2003. The adoption of EITF 00-21 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Accounting for Reimbursements

      In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ’Out-of-Pocket’ Expenses Incurred.” This issue deals with classification in the statement of operations of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central on-going operations. The EITF reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This issue is effective for fiscal years which began after December 15, 2001. During the quarter ended March 31, 2002, we adopted EITF 01-14. As a result, we reclassified a total amount of $1.5 million from cost of revenue to revenue for the year ended December 31, 2001. This reclassification has not been performed for 2000, as it is impracticable to do so.

Accounting for Retroactive Insurance Contracts

      In May 2003, the EITF reached a consensus on Issue No. 03-03, “Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises to Claims-Made Insurance Policies” (“EITF 03-03”). The consensus requires the insured company to determine if their claims-made policy is retroactive, prospective, or both and account for the policy accordingly. A policy has a retroactive provision if it covers a specific known claim(s) that was reportable before the policy’s effective date. The continued applicability of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” to the recording of liabilities and the related insurance recoverables is also addressed. Since FIN 39 does not allow for offsetting the insurance liability with the recoverable, regardless of whether the company is recording the insurance policy as prospective or retroactive, there will likely be a balance sheet gross-up for all covered losses. EITF 03-03 is applicable to all claims-made insurance arrangements entered into beginning in a company’s next reporting period following ratification, which is June 30, 2003 for us. We are continuing to assess the potential impact of EITF 03-03 on our consolidated financial position, results of operations and cash flows.

Accounting for and Disclosure of Guarantees

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability (at fair value) be recorded in the guarantor’s balance sheet upon issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees and indemnifications that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees and indemnifications issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We have adopted FIN 45, which did not have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 (December 31, 2003 for our company) for any variable interest entities or potential variable interest entities created before February 1, 2003. We are studying the impact of FIN 46 on our consolidated financial position, results of operations and cash flows.

Impact of Restatement on Consolidated Financial Statements

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for 1998 through 2001 and should be read in conjunction with (i) the consolidated financial statements and related notes contained in this Form 10-K and (ii) the consolidated financial statements for 1998 through 2000 and related notes contained in Amendment No. 2 to our 2000 Form 10-K/ A, including in each case, note 3 to the respective consolidated financial statements describing the restatement. Certain restatement adjustments made in 1998 through 2000 related to our recognition of revenue under SOP 97-2 impact favorably previously reported operating results in 2000 and 2001 and previously announced unaudited operating results in 2002 and subsequent interim periods.

      Among others, the more significant categories of restatement adjustments were recorded:

•	to properly reflect sales to our distributors and resellers on the sell-through basis for 1998 through 2000, which is how we have accounted for these sales since 2001; and

•	to correct certain errors previously made in the application of the revenue recognition principles under SOP 97-2 to multi-element revenue transactions in 1998 through 2000.

      We sell certain of our products through retail distribution channels and other resellers. Through December 2000, revenue transactions with our distributors and resellers were believed to require payment within a customary collection period and include limited return rights under specific circumstances with revenue being recognized on a sell-in basis, net of allowances for estimated returns. Under the provisions of SFAS No. 48, Revenue Recognition When Right-of-Return Exists, or SFAS No. 48, specific criteria must be met for revenue to be recognized upon shipment when the buyer has the explicit or implicit right to return the product. In error, we previously concluded that these criteria had been satisfied. We subsequently determined that in 1998, 1999 and 2000 we did not meet the criteria requiring that the vendor’s obligation to the buyer be complete and the fees be fixed or determinable at the time of product shipment. We provided concessions, including return rights and stock rotation rights, outside the contractual terms, and in some instances facilitated the resale of our products by our distributors. In addition, in some cases, distributors and resellers were not obligated to pay for delivered inventory until they had sold the inventory. Excluding the effect of foreign currency adjustments, we have concluded no revenue was lost as a result of this change. The total restatement adjustments required in connection with the recognition of revenue on the sell-through basis resulted in previously reported or previously announced (2002) net revenue increasing in 2000, 2001 and 2002 by $49.4 million, $82.4 million and $25.2 million, respectively.

      The accounting treatment with respect to certain revenue arrangements in 1998 through 2000 with multiple elements was adjusted to correct certain errors. For our multi-element products, we unbundle and defer revenue from the undelivered PCS element and recognize revenue with respect to the delivered license element. For one-year and two-year term software licenses, amounts were allocated based on the list price of the license and the PCS element in 1998 through 2000. In other instances, we allocated revenue to the PCS element based on the amount invoiced to the customer in 1998 through 2000. Further, when we offered our customers a discount on the list price of bundled licenses and PCS, the discount was allocated proportionately based on list price to the license and PCS in 1998 through 2000. We have determined that these discounts should have been allocated entirely to the delivered license elements. In addition, we reevaluated whether our methods for allocating revenues to the PCS element was supported by sufficient evidence of the fair value of the PCS based on prices for which PCS was sold separately in 1998 through 2000. For some products, we determined that sufficient evidence of fair value did not exist in 1998 through 2000. For other products in 1998 through 2000, evidence of fair value existed, but the amount of deferred revenue should have been greater. These correcting adjustments cumulatively resulted in or will result in the recognition of service and support revenue of $139.5 million, $46.0 million, and none in 2001, 2002 and 2003, respectively, which was deferred from 1998 through 2000.

      Upon review of maintenance and support agreements included with the sale of retail licenses in 1998 through 2000, we also determined we had inappropriately established the fair value for the PCS element (updates to virus definition files) of these arrangements. As we did not sell the PCS separately until late 2000, all license and PCS revenue under the arrangement should have been deferred and recognized over the three-year estimated life of the retail license or until evidence of fair value of the PCS was established. In the fourth quarter of 2000, we established the VSOE of fair value for PCS based on an annual renewal rate for the PCS element included with our retail licenses.

      Excluding the effects of foreign currency related adjustments, overall adjustments to multi-element revenue arrangements in 1998 through 2000, including those described above, resulted in the same amount of revenue recognized in total. However, there was a significant increase in deferred revenue for PCS offset by a commensurate decrease in product revenue in 1998 through 2000. This deferred PCS revenue is generally recognized in later periods as service and support revenue. The total restatement adjustments required regarding allocation of revenue in multiple-element arrangements resulted in net revenue decreasing by $161.7 million, $77.9 million and $9.0 million in 1998, 1999 and 2000, respectively and net revenue increasing in 2001 and 2002 by $157.6 million and $71.2 million, respectively. In addition, net revenue in 2003 and 2004 is expected to be increased by approximately $6.5 million and $0.3 million in connection with the multi-element revenue related adjustments.

Results of Operations

Years Ended December 31, 2002, 2001, and 2000

      The following table sets forth for the periods indicated the percentage of net revenue represented by certain items in our Consolidated Statements of Operations.

Net Revenue:

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
Net Revenue:
Product	61%	57%	62%
Services and support	39	43	38

Total net revenue	100	100	100
Cost of net revenue:
Product	10	11	17
Services and support	6	5	6

Total cost of net revenue	16	16	23
Operating costs:
Research and development	14	14	23
Marketing and sales	38	39	51
General and administrative	11	10	13
Provision for (recovery from) doubtful accounts, net	—	1	1
Litigation settlement	7	—	—
Amortization of intangibles	1	5	8
Acquisition related costs not subject to capitalization	2	—	—
Restructuring costs	—	—	—

Total operating costs	73	69	96

Income (loss) from operations	11	15	(19)
Interest and other income	3	3	6
Interest and other expense	(2)	(2)	(3)
Gain on sale of assets and product line	1	—	—

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
Gain on investments, net	—	1	5
Impairment of strategic and other investments	—	(2)	—

Income (loss) before provision for income taxes, minority interest, and extraordinary item	13	15	(11)
Provision for income taxes	—	6	6

Income (loss) before minority interest and extraordinary item	13	9	(17)
Minority interest in loss of consolidated subsidiary	—	—	1

Income (loss) before extraordinary item	13	9	(16)
Extraordinary item, gain on repurchase of debt, net of taxes	—	—	—

Net income (loss)	13%	9%	(16)%

Results of Operations

      Net Revenue. Net revenue decreased 3% to $1,043.0 million in 2002 from $1,071.7 million in 2001. Net revenue increased 51% to $1,071.7 million in 2001 from $709.4 million in 2000.

      The following table sets forth for the periods indicated our product revenue and services and support revenue as a percent of net revenue.

	Years Ended
	December 31,

	2002	2001	2000

		(As Restated)
Product	61%	57%	62%
Services and support	39	43	38

Net revenue	100%	100%	100%

      The following table sets forth for the periods indicated each major category of our product revenue as a percent of product revenue.

	Years Ended
	December 31,

	2002	2001	2000

		(As Restated)
Subscription licenses	29%	32%	42%
Perpetual licenses	44	30	23
Hardware	15	14	18
Retail	10	21	14
Royalties and other	2	3	3

Product revenue	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail product and royalties. Product revenue remained flat at $631.6 million in 2002 from $611.0 million in 2001. Product revenue increased 39% to $611.0 million in 2001 from $438.5 million in 2000. The increase in product revenue from 2000 to 2001 was attributable to an increase in new customer purchases of our anti-virus suite of products and the successful introduction of several new anti-virus products during the year.

      The software component of most of our Sniffer and Magic products and a number of our enterprise McAfee anti-virus software products, targeted at enterprise customers are licensed on a perpetual basis. We continuously monitor our sales activities to ensure we have an appropriate mix of subscription and perpetual license revenues. We may experience higher overall revenue in the near-term but lower future software license revenue due to increased levels of perpetual licenses. Sales of perpetual licenses may result in significantly higher up-front revenue with little recurring revenue other than support revenue.

      The following table sets forth for the periods indicated each major category of our services and support as a percent of services and support revenue.

	Years Ended
	December 31,

	2002	2001	2000

		(As Restated)
Support and maintenance	75%	78%	71%
Consulting	9	9	13
Training	3	4	7
On-line subscription arrangements	13	9	9

Services and support revenue	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. Service and support revenues decreased 11% to $411.5 million in 2002 from $460.6 million in 2001. In 2001, $93.5 million more of service and support revenue was recognized as compared to 2002 due to the deferral of services and support revenue from 1998 through 2000 with respect to multi-element revenue contracts. Excluding this difference, service and support revenue increased by $44.4 million, reflecting growth of our installed customer base, an overall increase in maintenance pricing year over year and a $11.0 million increase in on-line subscription revenue generated by our McAfee.com consumer site. Service and support revenues increased 70% to $460.6 million in 2001 from $270.9 million in 2000. The increase in services and support revenues from 2000 to 2001 resulted from a $17.5 million increase in on-line subscription revenue generated by our McAfee.com consumer site; a $189.7 million increase in support and maintenance revenue, principally due to $139.5 million being recognized in 2001 due to the deferral of services and support revenue from 1998 through 2000 with respect to multi-element contracts, the growth of our installed customer base and the resulting renewal of support and maintenance contracts, as well as an increase of $8.3 million in consulting and training revenue.

      Our future profitability and rate of growth, if any, will be directly affected by increased price competition and the size of our revenue base. Our growth rate and net revenue depend significantly on renewals of existing orders as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenues and operating results would be adversely affected.

      International revenue based upon product destination accounted for approximately 37%, 35% and 32%, of net revenue for 2002, 2001 and 2000, respectively. The increase in international revenue as a percentage of net revenue from 2001 to 2002 was due to the positive effects of revamping our sales management and marketing strategies in the European and Asia Pacific markets. The decrease in international revenue as a percentage of net revenue from 2000 to 2001 was due to under-performance in sales operations in Europe; the weak economy in Japan; and changes in sales management in our Asia-Pacific region.

      We have announced our intentions to increase international revenues. Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, currency fluctuations and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue.

      Cost of Net Revenue. Cost of net revenue was $161.6 million or 16% of net revenue in 2002 compared to $171.5 million or 16% of net revenue in 2001. Cost of net revenue was $171.5 million or 16% of net revenue in 2001 compared to $160.1 million or 23% of net revenue in 2000.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network fault and performance products, computer platforms and other hardware components. Cost of product revenues was $104.0 million or 16% of net product revenue in 2002 compared to $114.9 million or 18% of net product revenue in 2001. The increase in the cost of product revenue as a percent of net product revenue from 2001 to 2002 relates to a reduction in material cost for hardware products along with a greater portion of software products sold which has a lower relative cost of product. Cost of product revenues was $114.9 million or 18% of net product revenue in 2001 compared to $117.8 million or 27% of net product revenue in 2000. The decrease from 2000 to 2001 in the cost of product revenue relates to a $10.2 million decrease in materials costs attributable to computer platforms and other hardware product costs; and, $1.4 million in cost savings associated with discontinuing the myCIO.com business unit, offset by an increase in product costs associated with government contracts.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue was $57.5 million or 14% of services and support revenue in 2002 compared to $56.5 million or 12% of service and support revenue in 2001. The increase in the cost of service and support as a percent of revenue from 2001 to 2002 was due to the cost of services and support revenue remaining relatively flat while services and support revenue decreased 11%. The cost of services and support revenue was $56.5 million or 12% of service and support revenue in 2001 compared to $42.3 million or 16% of revenue in 2000. The increase from 2000 to 2001 in absolute dollars was due almost exclusively to additional technical support and customer service personnel hired during 2001 to meet our customers’ technical support needs. We anticipate that cost of service revenue will increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.

      Set forth below for the indicated periods are our operating costs, including and excluding stock based compensation (in thousands). Our management believes that a presentation of operating costs excluding stock-based compensation provides investors a meaningful basis of evaluating our underlying cost and expense levels.

      The size and amount of our stock based charges has varied, and in the future will vary, from period to period based on movements in our stock price, making period to period comparisons difficult and, in some cases, not meaningful. See “Stock-Based Compensation” below.

      Including Stock-Based Compensation (in thousands):

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
Research and development	$148,801	$146,701	$164,218
Marketing and sales	397,747	421,583	358,295
General and administrative	118,277	111,106	91,277
Provision for (recovery from) doubtful accounts	(219)	7,449	4,785
Litigation settlement	70,000	—	—
Amortization of intangibles	13,895	56,064	58,236
Acquisition related costs not subject to capitalization	17,142	—	—
Restructuring charges	1,116	3,821	—

Total operating costs, including the effects of stock-based compensation	$766,759	$746,724	$676,811

      Excluding Stock-Based Compensation (in thousands):

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
Research and development(1)	$144,838	$142,097	$162,324
Marketing and sales(2)	395,767	411,229	353,725
General and administrative(3)	101,816	101,712	87,625
Provision for (recovery from) doubtful accounts	(219)	7,449	4,785
Litigation settlement	70,000	—	—
Amortization of intangibles	13,895	56,064	58,236
Acquisition related costs not subject to capitalization	17,142	—	—
Restructuring charges(4)	1,116	3,302	—

Total operating costs, excluding the effects of stock-based compensation	$744,355	$721,853	$666,695

(1)	Excludes stock-based compensation charge of $3,963, $4,604, and $1,894 for 2002, 2001, and 2000, respectively.

(2)	Excludes stock-based compensation charge of $1,980, $10,354, and $4,570 for 2002, 2001, and 2000, respectively.

(3)	Excludes stock-based compensation charge of $16,461, $9,394, and $3,652 for 2002, 2001, and 2000, respectively.

(4)	Excludes stock-based compensation charge of $0, $519, and $0 for 2002, 2001, and 2000, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation of $4.0 million and $4.6 million in 2002 and 2001, respectively, research and development expenses remained relatively flat at $144.8 million in 2002 versus $142.1 million in 2001.

      Excluding the effects of stock-based compensation of $4.6 million and $1.9 million in 2001 and 2000, respectively, research and development expenses decreased 12% to $142.1 million in 2001 from $162.3 million in 2000. Of the total decrease, approximately $15.1 million was attributable to the discontinuance of certain previously out-sourced development efforts with the remaining attributable to the conversion of temporary personnel into full-time employees; and due to overall efficiencies achieved by our research and development group.

      As a percentage of net revenue, research and development expenses were 14%, 14%, and 23% in 2002, 2001, and 2000, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 14%, 13%, and 23% in 2002, 2001, and 2000, respectively. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate that research and development expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $2.0 million and $10.4 million in 2002 and 2001, respectively, marketing and sales expenses decreased 4% to $395.8 million in 2002 from $411.2 million in 2001 primarily due to a decrease in commissions.

      Excluding the effects of stock-based compensation of $10.4 million and $4.6 million in 2001 and 2000, respectively, marketing and sales expenses increased 16% to $411.2 million in 2001 from $353.7 million in

2000. Of the total increase, approximately $17.3 million was due to an increase in commission expense associated with increases in our revenues. The balance of the increase was due to additional salary and other personnel costs associated with additional international marketing and sales personnel hired during 2001.

      As a percentage of net revenue, marketing and sales expenses were 38%, 39%, and 51% in 2002, 2001, and 2000, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, marketing and sales expense was 38%, 38%, and 50% in 2002, 2001, and 2000, respectively. We anticipate that marketing and sales expenses will increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation of $16.5 million and $9.4 million for 2002 and 2001, respectively, general and administrative expenses remained relatively flat at $101.8 million and $101.7 million for 2002 and 2001.

      Excluding the effect of stock-based compensation of $9.4 million and $3.7 million for 2001 and 2000, respectively, general and administrative expenses increased 16% to $101.7 million in 2001 from $87.6 million in 2000. Of the total increase approximately $9.9 million related to an increase in legal fees and litigation related charges; approximately $2.2 million related to severance for our former executives; and an increase in personnel and recruiting services costs associated with hiring our chief executive officer, chief financial officer, international executives and additional finance, accounting, and administrative personnel.

      As a percentage of net revenues, general and administrative expenses were 11%, 10%, and 13% in 2002, 2001, and 2000, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses, were 10% 9%, and 12% in 2002, 2001, and 2000, respectively. We expect our general and administrative expenses to remain generally flat as we implement cost control measures.

      Provision for (Recovery from) Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectibility of receivables, net of recoveries of amounts previously written off. The recovery for doubtful accounts was $0.2 million in 2002. The provision for doubtful accounts was $7.4 million and $4.8 million in 2001 and 2000, respectively.

      Litigation Settlement. We agreed to settle our pending class action litigation, subject to court approval, in September 2003. The $70.0 million litigation charge is being recorded in 2002 because our agreement to settle, which established the liability to be probable and estimable, occurred prior to the publication of our 2002 consolidated financial statements.

      Amortization of Intangibles. We expensed $13.9 million, $56.1 million, and $58.2 million of amortization related to intangibles in 2002, 2001, and 2000, respectively. Intangibles consist of purchased goodwill, purchased technology and other identifiable intangible assets. The decrease in amortization in 2002 was largely a result of the implementation of SFAS 142 under which we ceased amortizing goodwill and realized a decrease in the annual amortization of $51.2 million. Additionally, certain technology and other intangible assets were fully amortized in 2002, resulting in a decrease of $2.7 million. These amounts were offset by an increase in amortization of $3.7 million related to technology and other intangibles acquired in 2002. The decrease in amortization in 2001 was a result of certain purchased technology and other intangible assets becoming fully amortized during 2001, decreasing the annual amortization by $4.2 million, partially offset by an increase in amortization amounting to $2.0 million in trademarks and patents acquired during 2001.

      Acquisition Related Costs not Subject to Capitalization. Acquisition costs not subject to capitalization consist primarily of expenses incurred by McAfee.com related to our exchange offer for all outstanding publicly held shares of McAfee.com class A common stock. As of December 31, 2002, these charges totaled $17.1 million or 2% of net revenue. No additional costs are expected to be incurred.

      Restructuring Costs. On October 9, 2001, our board of directors approved a plan to integrate the activities of our PGP product group into our McAfee Security and Sniffer Technologies product groups. In addition to the integration plan, we began to look for a buyer for the PGP desktop encryption and Gauntlet firewall product.

      During the fourth quarter of 2001, we recorded a restructuring charge of approximately $3.8 million in connection with the PGP integration and planned disposition. The restructuring charge consisted of the costs related to severance packages for 100 affected employees. The following table sets forth the activity against the 2001 accrual (in thousands):

			Non-Cash
	Direct	Severance	Stock Based
	Transaction	and	Compensation
	Costs	Benefits	Charge	Total

Balance, October 9, 2001	$116	$3,186	$519	$3,821
Paid out/non-cash	(116)	(3,186)	(519)	(3,821)

Balance, December 31, 2001	$—	$—	$—	$—

      Severance and benefits and direct transaction costs were paid in cash during 2001.

      A restructuring charge of approximately $1.1 million was also recorded during the first quarter of 2002 consisting of costs of severance packages for 44 employees and related legal and outplacement services.

      The following table sets forth the activity against the 2002 accrual during the twelve months ended December 31, 2002 (in thousands):

		Severance
	Other	and
	Costs	Benefits	Total

Balance, February 2002	$190	$926	$1,116
Paid out	(190)	(926)	(1,116)

Balance, December 31, 2002	$—	$—	$—

      Interest and Other Income. Interest and miscellaneous income was $26.6 million in 2002, $28.0 million in 2001 and $43.0 million in 2000. Interest and other income decreased from 2001 to 2002 primarily due to an overall decrease in average yields on our marketable securities despite higher cash balances available for investment. Interest and other income decreased from 2000 to 2001, due to lower interest income from our marketable securities due to lower average cash balances and yields.

      Interest and Other Expenses. Interest and other expense increased to $25.1 million in 2002 from $24.7 million in 2001 and from $18.2 million in 2000. Interest and other expense during 2002 increased $12.7 million due to the recognition of a full twelve months of interest and expense on the 5.25% convertible subordinated notes due 2006 issued in August 2001. This was offset by a $7.3 million reduction in interest and expense due to the partial repurchase of $140.0 million and $387.0 million face value of zero-coupon convertible debt issued in 1998 during 2002 and 2001, respectively. Additionally, we entered into an interest rate swap in July 2002 related to the 5.25% convertible subordinated notes resulting in interest and expense savings during 2002 of $4.2 million over the stated rate. In addition, we recorded $0.8 million of capitalized interest in 2002 related to the construction of the Plano, Texas office facility. Interest and other expense increased during 2001 due to the issuance in August 2001 of our 5.25% convertible subordinated notes due 2006.

      Gain on Sale of Assets and Product Line. We recognized a $6.7 million and $2.6 million gain on the sale of the PGP Gauntlet product line in February 2002, and the PGP Desktop/ Encryption assets and technology in July 2002, respectively.

      Gain on Investments, Net. In 2002, we recognized a $4.6 million gain on the sale of equity and debt securities. In 2001, we recognized a $10.2 million gain on the sale of equity and debt securities. In 2000, we recognized a net gain of $28.7 million on the sale of our venture and strategic investments and a gain of $11.9 million on the sale of shares of Networks Associates Company Limited (Japan).

      Impairment of Strategic and Other Investments. For the year ended December 31, 2002 and 2001, we recorded impairment charges of $0.2 million and $20.6 million, respectively, related to an other than temporary decline in the value of our venture and strategic investments.

      Provision for (benefit from) Income Taxes. The provision for (benefit from) income taxes was $(0.3) million, $66.0 million and $40.9 million in 2002, 2001 and 2000, respectively. Tax expense was 0% and 45% of earnings before income taxes and minority interest for 2002 and 2001, respectively. Tax expense for 2000 was 58% respectively, of loss before provision for income taxes, minority interest and extraordinary item. The decrease in the effective tax rate from 2001 to 2002 was primarily attributable to the utilization of tax attributes along with more income being derived in lower tax jurisdictions. Each year, our tax expense is mainly influenced by the mix of income between geographic jurisdictions, including taxable income in certain foreign countries.

      The valuation allowance for our deferred tax assets decreased from 2001 to 2002. The decrease was primarily due to the release of the valuation allowance associated with deferred tax assets related to McAfee.com. The valuation allowance for our deferred tax assets increased from 2000 to 2001. The increase was due to uncertainty of our ability to utilize some of our deferred tax assets, primarily foreign tax credits.

      Extraordinary Gain. In 2002 and 2001, we redeemed portions of our zero coupon convertible subordinated debentures due 2018 for approximately $66.2 million and $173.7 million, respectively. The aggregate accreted value of the debentures were $67.3 and $179.7 million, respectively, which resulted in an extraordinary gain of $26,000 and $1.7 million, net of $17,000 and $1.2 million in taxes, in 2002 and 2001, respectively.

Stock-Based Compensation

      We recognized stock-based compensation expense of $22.4 million, $24.9 million and $10.1 million in 2002, 2001 and 2000, respectively. Stock-based compensation charges relate primarily to the exchange of McAfee.com options in connection with our acquisition of the publicly traded minority interest in McAfee.com, non-recurring stock compensation charges primarily related to executive compensation and the repricing of employee stock options. We expect significant future stock-based compensation charges related to the exchange of McAfee.com options and repriced employee stock options.

      As more fully described in note 21 to our consolidated financial statements, our stock-based compensation charges are made up of the following for the years presented (in thousands):

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
Exchange of McAfee.com options	$16,101	$—	$—
Former executives	10,118	2,668	—
New and existing executives	1,478	3,230	—
Extended vesting term of options	193	—	—
Shares purchased outside Employee Stock Purchase Plan and other	62	9	—
Repriced options	(5,548)	17,396	8,714
Warrants to outside consultants	—	1,049	—
PGP restructuring		519	—
Options issued below fair market value	—	—	1,402

Total stock-based compensation	$22,404	$24,871	$10,116

      Exchange of McAfee.com Options. On September 13, 2002, we acquired the minority interest in McAfee.com. In exchange for each McAfee.com option, holders received options for 0.675 of a share of our common stock plus $8.00 in cash, which will be paid to the option holder only upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. Because McAfee.com was our consolidated subsidiary and these options were repriced in conjunction with the acquisition of the minority interest, these options were accounted for under the variable method of accounting which requires that a compensation charge be remeasured at the end of every reporting period using fair market value.

      During 2002, we recorded a charge of approximately $16.1 million related to exchanged options subject to variable accounting. Our stock-based compensation charge related to exchanged options subject to variable accounting was based on our closing share price of $16.09 on December 31, 2002. As of December 31, 2002, we had outstanding exchanged options to acquire approximately 1.2 million of our shares subject to this variable accounting.

      Former Executives. Stock-based compensation charges related to former executives include:

      Effective January 2001, William Larson, our former chief executive officer, Prabhat Goyal, our former chief financial officer, and Peter Watkins, our former president and chief operating officer, became special advisors. Options held by Mr. Larson, Mr. Goyal and Mr. Watkins continued to vest during 2001 while they each served during their one-year terms as special advisors. As a result, we recorded a one-time stock compensation charge of approximately $603,000 during 2001.

      In October 2002, we terminated the employment of four former McAfee.com executives. These executives held McAfee.com options, which were exchanged for options to acquire our common stock. These options are subject to variable accounting as discussed above. Upon the executives’ termination, the options held by these individuals were modified in accordance with existing change in control agreements and became fully vested. As a result, we recorded a stock compensation charge of $9.9 million during 2002. We will continue to value these options until the earlier of the date of exercise, forfeiture or cancellation without replacement.

      In December 2001, we terminated the employment of three high-ranking employees. Upon termination, the options held by these employees were modified. As a result, we recorded a one-time stock compensation charge of $2.1 million during 2001.

      New and Existing Executives. On January 3, 2001, we entered into an employment agreement with George Samenuk to become our chief executive officer. In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. During 2002 and 2001, we recorded approximately $1.1 million and $0.8 million, respectively, related to stock compensation associated with Mr. Samenuk’s 2001 restricted stock grant based on the related vesting schedule.

      On April 3, 2001, we entered into an employment agreement with Stephen C. Richards to become executive vice president and chief financial officer. In accordance with the terms of the agreement, we issued 50,000 shares of stock to Mr. Richards for $0.01 per share. During 2001, we recorded approximately $0.4 million related to stock compensation associated with Mr. Richards’ stock.

      On October 30, 2001, we entered into an employment agreement with Arthur R. Matin to become the president of our McAfee Security product group. In accordance with the terms of the agreement, we issued 100,000 shares of restricted stock to Mr. Matin for $0.01 per share. During 2001, we recorded approximately $1.9 million related to stock compensation associated with Mr. Matin’s stock based on the related vesting schedule.

      On January 15, 2002, our board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. During 2002, we recorded approximately $0.5 million related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant based on the related vesting schedule.

      Extended Vesting Term of Options. During the three months ended June 30, 2002, we recorded a one-time stock-based compensation charge of $0.2 million as a result of the modification of the terms of the options previously granted to certain employees.

      Shares Purchased Outside Employee Stock Purchase Plan. On January 31, 2002, we experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although we reduced the number of shares plan participants could purchase by a pro rata amount, additional shares were required to be purchased outside of the plan in order to meet this shortfall. As a result, we recorded a one-time stock-based compensation charge of approximately $60,000 in 2002 to account for the difference between the fair value of the shares purchased outside of the plan and the price the shares were sold to plan participants.

      Repriced Options. On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price equivalent to the fair market value of our stock at the time of grant. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted. These new options vest at the same rate that they would have vested under previous option plans and are subject to variable accounting. Accordingly, we have and will continue to remeasure compensation cost for these repriced options until these options are exercised, cancelled or forfeited without replacement. The first valuation period began on July 1, 2000. At December 31, 2002, these options were substantially fully vested. Depending upon movements in the market value of our common stock, this accounting treatment may result in additional stock-based compensation charges in future periods.

      During 2002, 2001 and 2000, we incurred charges (credits) to earnings of approximately ($6.5) million, $15.6 million and $2.0 million related to options subject to variable plan accounting. As of December 31, 2002, options to purchase 1.1 million shares of the company were outstanding and subject to variable accounting.

      We also incurred an initial stock-based compensation charge in connection with the initial issuance of the repriced options. Approximately $1.0 million, $1.8 million and $6.7 million was expensed during 2002, 2001 and 2000, respectively.

      Warrants to Outside Consultants. In connection with the retention of our chief executive officer, chief financial officer and two executive officers for our international operations, in 2001 we issued to a retained executive search firm warrants to acquire approximately 250,000 shares of our common stock. We recognized a related $1.0 million aggregate stock-based compensation charge based on the aggregate estimated value of the common stock warrants on the respective grant dates.

      PGP Restructuring. In connection with the integration of the PGP product group, we accelerated the vesting of 45,600 options held by the 100 employees terminated during 2001. As a result of this modification, we recorded a stock based compensation charge of $0.5 million with restructuring expense in our statement of operations. The charge was calculated based on the intrinsic value of the modified options on the date the acceleration was approved by our board of directors.

      Options Issued Below Fair Market Value. In January 2000, we issued fully vested options to consultants. As a result, we recorded a stock-based compensation of approximately $1.4 million based on the Black-Scholes model.

Liquidity and Capital Resources

      At December 31, 2002, we had $674.2 million in cash and cash equivalents and $339.5 million in marketable securities, for a combined total of $1,013.7 million.

      Net cash provided by operating activities was $195.1 million, $146.0 million and $7.6 million in 2002, 2001 and 2000, respectively.

      Net cash provided by operating activities in 2002 was impacted primarily from non-cash charges including depreciation and amortization, recovery from doubtful accounts, interest on our convertible debentures, stock-based compensation, deferred taxes, gain (loss) on investments, extraordinary item, minority interest, gains on sales of assets and technology and change in the fair value of the derivatives. Additional cash was used to fund an increase of $61.3 million in deferred revenue offset by a increase of $15.8 million in our accounts receivable, an increase in our accounts payable and accrued liabilities of

$78.8 million, a decrease in prepaid expenses and other assets of $9.7 million and a $46.0 million tax benefit from the exercise of non-qualified stock options.

      Net cash provided by operating activities in 2001 was impacted primarily from non-cash charges including depreciation and amortization, recovery of doubtful accounts, interest on our convertible debentures, stock-based compensation, deferred taxes, gains (loss) on investments, minority interest, gains on sales of assets and technology and change in the fair value of the derivatives. Additional cash was used to fund an increase of $18.1 million in our accounts receivable and a decrease of $144.2 million in deferred revenue, offset by an decrease of $4.0 million in our accounts payable and accrued liabilities balance, a decrease of $35.0 million in prepaid expenses, income taxes and other assets and a $5.4 million tax benefit from the exercise of non-qualified stock options.

      Net cash provided by operating activities in 2000 was impacted primarily from non-cash charges including depreciation and amortization, provision for doubtful accounts, impairment of our strategic investments, interest on our zero coupon convertible debentures, stock-based compensation charges, deferred taxes, net gains on investments and extraordinary item and minority interest. Additional cash was used to fund an increase of $22.5 million in our accounts receivable and an increase of $24.1 million in prepaid expenses and other assets offset by an increase of $93.2 million in deferred revenue and an increase of $0.7 million in our accounts payable and accrued liabilities balance.

      To the extent that the non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges the primary changes in the operating activities relate to changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers.

      Our accounts receivable balance as a percentage of sales may increase due to our increased emphasis on large accounts and expanding international sales, both of which typically have longer payment terms. Additionally, our receivable collection has become more dependent on the longer payment cycle for value-added resellers, distributors and system integrators. To address this increase in accounts receivable and to improve cash flow, we may from time to time take actions to encourage earlier payment of receivables or sell receivables.

      Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in the future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows.

      Net cash provided by (used in) investing activities was ($183.6) million, $20.7 million, and $(3.7) million in 2002, 2001, and 2000, respectively. In 2002, net cash used in investing activities includes $98.4 million for the purchase of the minority interest in McAfee.com, $59.4 million for the purchase of property and equipment, $19.1 million for acquisitions net of cash acquired, and $21.7 million being designated as restricted cash in connection with our interest rate swap (described below) and amounts held at escrow related to our other acquisitions. These cash usages were offset by the proceeds from our marketable securities portfolio of $8.7 million, from the sale of Secure Computing shares and the related collar of $5.1 million, and sale of assets and technology of $2.0 million.

      In 2001, the activity in the portfolio of our investment in marketable securities generated net cash proceeds of $20.7 million. These proceeds were offset by our purchase of shares of our Japanese subsidiary owned by minority stockholders for $10.7 million and by our purchases of property and equipment and technologies totaling $31.4 million. In 2000, we obtained cash proceeds of $36.8 million and $11.9 million from the sale of our shares in Goto.com and the sale of less than 5% of our shares in our Japanese subsidiary, respectively. Our disbursements related to purchases of property and equipment, technologies and other investments for a total of $87.5 million were partly offset by net cash proceeds of $37.1 million from the activity in our investment portfolio.

      Net cash provided by (used in) financing activities was $43.7 million, $158.9 million and ($52.6) million in 2002, 2001, and 2000, respectively. Net cash provided by financing activities in 2002 amounted to $43.7 million, consisting of cash generated from the issuance of common stock under our stock option plans and employee stock purchase plan of $109.9 million offset by cash used in the repurchase of a portion of our zero coupon debentures of $66.2 million.

      Net cash provided by financing activities in 2001 amounted to $158.9 million, primarily consisting of issuance of convertible notes for $335.1 million, as well as issuance of common stock under our stock option plans and employee stock purchase plan for $51.1 million. In addition, as described below, we settled all outstanding put options for a payment of approximately $53.8 million in February 2001. These proceeds were offset by our repurchase of zero coupon convertible debentures for $173.7 million. Net cash used in financing activities was $50.0 million in 2000 consisting primarily of the repurchase of our common stock, which represented approximately $100.4 million. The repurchases of our common stock were slightly offset by proceeds associated with the exercise of our stock options and employee stock purchase plan including the sale of put options, for a total of $63.9 million.

      During 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

      Future payments due under debt and lease obligations as of December 31 (in thousands):

		5.25%
	Zero Coupon	Convertible	Non
	Convertible	Subordinated	Cancelable
	Debentures Due	Notes Due	Operating
	2018(1)	2006(2)	Leases	Total

2003	$177,248	—	$18,899	$196,147
2004	—	—	14,681	14,681
2005	—	—	13,443	13,443
2006	—	345,000	10,990	355,990
2007	—	—	9,129	9,129
2008 and thereafter	—	—	8,738	8,738

	$177,248	$345,000	$75,880	$598,128

(1)	In February 2003, we redeemed substantially all of our outstanding zero coupon debentures. As of June 30, 2003, there were no outstanding zero coupon debentures. The repurchase value set forth above corresponds to the aggregate face value outstanding of all of our zero coupon debentures of $358.5 million less the related unamortized discount of $181.2 million on February 13, 2003.

(2)	Under the terms of the notes, in 2003, 2004, 2005 and 2006, we will make interest payments of $18.1 million to the note holders. Pursuant to a related interest rate swap, the swap counter parties are obligated to make regular payments to us with respect to these interest obligations based on the 5.25% interest rate and, subject to quarterly resets, we are required to make regular payments to the counter parties based on a floating rate of LIBOR plus 1.66%.

Convertible Debt

      On February 13, 1998, we issued zero coupon convertible subordinated debentures due 2018 (the “Debentures”) with an aggregate face amount at maturity of $885.5 million and generating net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the Debentures was $391.06 per $1,000 of principal amount at maturity. (See note 13 to the consolidated financial statements.) Through a limited number of privately negotiated purchases, prior to December 31, 2002, we repurchased zero coupon convertible subordinated debentures with an aggregate face amount of approximately $527.0 million, at a total price of $239.9 million. In connection with these repurchases, we recognized extraordinary gains of approximately $26,000 in 2002 and $1.7 million in 2001, net of taxes.

      In accordance with their terms, at the option of each holder, we were required to redeem the holder’s Debentures as of February 13, 2003 at a purchase price equal to the initial issue price plus the accretion of the discount on the debentures to such date, or $494.52 per $1,000 of principal amount at maturity. On February 13, 2003, we paid approximately $177.1 million in cash to redeem approximately $358.0 million in face amount of the Debentures. On June 9, 2003, we redeemed the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million. In connection with these repurchases, we recognized a loss of approximately $2.6 million and $0.1 million, respectively, calculated as the difference between the accreted value of the debt, net of unamortized issuance costs, and the cost of repurchase.

      On August 17, 2001, we issued 5.25% convertible subordinated notes due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million (after deducting fees and expenses). The notes mature on August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. Interest is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, the notes may be converted into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. At any time between August 20, 2004 and August 14, 2005, we may redeem all or a portion of the notes for cash at a repurchase price of 101.3125% of the principal amount. After August 14, 2005, the repurchase price is 100.0% of the principal amount. The notes are unsecured and are subordinated to all of our existing and future Senior Indebtedness (as defined in the related Indenture).

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

      On August 2, 1999, February 16, 2000 and May 31, 2000, we sold “European style” put options for 3.0 million shares of our common stock as part of our stock repurchase plan. On August 3, 2000, put options sold on August 2, 1999 for 1.0 million shares were exercised in our stock. In February 2001, we settled the remaining put options, which resulted in the purchase of 2.0 million shares of our stock for approximately $53.8 million. We do not currently expect to make any further repurchases of our common stock under this stock repurchase program.

Financial Risk Management

      The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Foreign Currency Risk

      As a global concern, we face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures related to non U.S. dollar-denominated sales and operating expenses in Japan, Canada, Australia, Europe, Latin America, and Asia. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not generally hedge anticipated foreign currency cash flows. Our hedging activity is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimates of transaction activity denominated in various currencies, primarily the Japanese Yen,

Canadian dollar, Australian dollar, the Euro, the British Pound, and certain other European currencies. To the extent that these estimates are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

      To reduce exposures associated with nonfunctional net monetary asset positions in various currencies, we enter into spot, forward and swap foreign exchange contracts. Our foreign exchange contracts range from one to three months in original maturity. In general, we have not hedged anticipated foreign currency cash flows nor do we enter into forward contracts for trading purposes. We do not use any derivatives for speculative purposes. Our existing forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the consolidated statement of operations.

      The unrealized gain (loss) of forward foreign currency contracts outstanding are presented below as of December 31 (in thousands):

	2002	2001

Euro	$488	$(1)
British Pound Sterling	774	91
Singapore Dollar	15	—
Australian Dollar	155	5
Canadian Dollar	354	7

	$1,786	$102

      The carrying value is based on the fair value of the underlying contracts based on quoted market rates.

      Net realized gains and losses arising from settlement of our forward foreign exchange contracts were not significant in 2002, 2001, and 2000.

Interest Rate Risk

      In July 2002, we entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”), to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Note due 2006 (the “Notes”) (See note 13 to the consolidated financial statements).

      The notional amount of the Transactions was $345.0 million to match the entire principal amount of the Notes. We will receive from the Banks fixed payments equal to 5.25% percent of the notional amount, payable on February 15 and August 15 starting on August 15, 2002. In exchange, we will pay to the Banks floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months beginning August 15, 2002.

      The Transactions will terminate on August 15, 2006 (“Termination Date”), subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the twenty-day average closing price of our common stock equals or exceeds $22.59.

      The Transactions qualified and were designated as a fair value hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative is recognized at fair value on the balance sheet with an offsetting entry to the income statement. In addition, changes in fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the income statement. The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest and other expense. The net gain recorded as of December 31, 2002 was approximately $1.4 million.

      To test effectiveness of the hedges, regression analysis has and will be performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes are calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and our stock prices. For the year ended December 31, 2002, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

      In support of our obligation under the Transactions, we are required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of collateral is presented as restricted cash in our financial statements.

      The following table presents the hypothetical changes in fair values of the interest rate swaps held at December 31, 2002 assuming the following shifts in the yield curve at December 31, 2002. Beginning fair values represent the fair value of the swaps at December 31, 2002 (in millions).

	Valuation of Interest Rate Swap				Valuation of Interest Rate Swap
	Given an Interest Rate Decrease			No	Given an Interest Rate Increase
	of X Basis Points			Change in	of X Basis Points
				Interest
Issuer	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

JP Morgan	$15.00	$12.80	$10.50	$8.30	$6.10	$4.10	$2.00
Lehman Brothers	17.35	14.80	12.14	9.60	7.06	4.74	2.31

Total	$32.35	$27.60	$22.64	$17.90	$13.16	$8.84	$4.31

      The following table presents the hypothetical changes in the value of our 5.25% Convertible debt as of December 31, 2002 assuming the following shifts in the yield curve at December 31, 2002 and does not take into consideration the embedded equity conversion option of the bond. The beginning value represents the value of the debt at December 31, 2002 (in millions).

	Valuation of 5.25% Debt Given an Interest			No	Valuation of 5.25% Debt Given an Interest
	Rate Decrease of X Basis Points			Change in	Rate Increase of X Basis Points
Interest
	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

5.25% Convertible Subordinated Notes due 2006	$397.53	$392.19	$386.91	$381.75	$376.72	$376.72	$366.99

Cash Management Risk

      We maintain balances in cash, cash-equivalents and investment securities. We maintain our investment securities in portfolio holdings of various issuers, types and maturities including money market, government, agency, and corporate bonds. These securities are classified as available-for-sale, and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

      We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance or operating model and changes in market conditions. As of December 31, 2001, we held minority venture investments totaling $2.4 million at estimated fair value. The $2.4 million in minority venture investments included investments in public and private companies, totaling $2.2 million and $200,000, respectively. During 2001, we recorded a $20.6 million impairment charge in connection with these investments. During 2002, we disposed of our shares in a majority of these investments. As of December 31, 2002, the minority investments we continue to hold totaled $1.6 million at estimated fair value. These investments were in public companies.

      The following tables present the hypothetical changes in fair values in the securities held at December 31, 2002 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”),

100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2002. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

      The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

					Valuation of Securities
	Valuation of Securities				Given an Interest Rate Increase
	Given an Interest Rate Decrease
				No
	of X Basis Points			Change in	of X Basis Points
				Interest
Issuer	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$323.14	$322.51	$321.83	$321.13	$320.39	$319.66	$318.94
Municipal notes and bonds	4.84	4.83	4.83	4.82	4.82	4.81	4.81
Corporate notes, bonds and preferreds	170.94	170.84	170.74	170.64	170.54	170.44	170.36

Total	$498.92	$498.18	$497.40	$496.59	$495.75	$494.91	$494.11

      The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of Securities
					Valuation of Securities
	Given an Interest Rate Decrease				Given an Interest Rate Increase
				No
	of X Basis Points			Change in	of X Basis Points
				Interest
Issuer	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$324.94	$324.52	$324.11	$323.67	$323.25	$322.83	$322.42
Municipal notes and bonds	4.85	4.85	4.85	4.86	4.86	4.86	4.87
Corporate notes, bonds and preferreds	171.42	171.52	171.62	171.73	171.84	171.94	172.09

Total	$501.21	$500.89	$500.58	$500.26	$499.95	$499.63	$499.38

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Quantitative and qualitative disclosure about market risk is set forth at “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

Item 8.	Financial Statements and Supplementary Data

Quarterly Operating Results (Unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,		March 31,
	2002	2002	2002	2002	2001	2001	June 30, 2001	2001

	(In thousands, except per share data)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Statement of Operations and Other Data:
Net revenues	$269,525	$254,430	$263,441	$255,648	$306,076	$265,010	$262,893	$237,681
Gross margin	230,627	214,829	222,334	213,696	264,568	219,945	219,105	196,589
Income (loss) from operations	(15,680)	26,863	55,675	47,869	59,649	50,219	40,210	3,405
Income (loss) before provision for income taxes, minority interest and extraordinary item	(11,176)	31,385	56,130	53,568	58,147	51,664	30,238	6,356
Income (loss) before extraordinary item	(11,204)	34,067	53,779	51,647	31,802	28,210	16,794	4,716
Extraordinary item, gain (loss) on repurchase of debt, net of taxes	—	57	(31)	—	654	1,077	—	—
Net income (loss)	(11,204)	34,124	53,748	51,644	32,456	29,287	16,794	4,716
Extraordinary item per share	$—	$—	$—	$—	$—	$	$—	$—
Basic income (loss) per share	$(0.07)	$0.23	$0.37	$0.36	$0.23	$0.21	$0.12	$0.04
Diluted income (loss) per share	$(0.07)	$0.21	$0.33	$0.31	$0.21	$0.18	$0.12	$0.04

      We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance.

      Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, inventory levels, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, the portion of our licensing fees deferred and recognized as support and maintenance revenue, seasonality, trends in the computer industry, general economic conditions (such as the recent economic slowdown), extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. For example, the quarters in 2001 versus the quarters in 2002 benefit from a greater amount of revenue from multi-element revenue arrangements deferred from 1998 through 2000 to later periods. In addition, net income for the quarter ended December 31, 2002, reflects a $70.0 million charge related to our pending class action suit which we have agreed to settle, subject to court approval. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.

      Our financial statements and supplementary data required by this item are set forth at the pages indicated at Item 14(a).

      The following table presents selected as reported and as restated quarterly results of operation information for the two year period ending December 31, 2002 with reconciliation of the Company’s as reported net revenue and net income (loss) to the restated net revenue and net income (loss) (in thousands). Please see note 3 to our consolidated financial statements for a description of the various adjustments (unaudited):

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(In thousands, except per share data)
	(As Restated)
Statements of Operations and Other Data:
Net revenue, as reported	$255,996	$232,190	$232,959	$220,712	$258,130	$205,645	$192,817	$155,892
Revenue adjustments:
Conversion to sell-out revenue recognition policy	3,129	5,686	7,302	9,058	13,520	18,176	23,039	27,649
Allocation of revenue in multi-element arrangements	11,144	15,690	22,439	21,916	30,377	41,044	46,627	39,515
Provision for doubtful accounts	—	—	—	—	354	(545)	1,012	2,192
Business combinations and related restructuring charges	—	—	—	—	—	—	—	—
Allowances for sales returns and other revenue adjustments	—	—	—	—	—	—	—	596
General and administrative expense	—	—	—	—	—	—	—	—
Reclassification for payments to distributors	—	(146)	(164)	(165)	—	—	—	—
Investments in customers	—	—	—	—	—	—	—	—
Other revenue adjustments	(744)	1,010	905	4,127	3,695	690	(602)	11,837

Total revenue adjustments	13,529	22,240	30,482	34,936	47,946	59,365	70,076	81,789

Net revenue, restated	$269,525	$254,430	$263,441	$255,648	$306,076	$265,010	$262,893	$237,681

Gross margin, as reported	$217,706	$193,477	$193,174	$180,076	$218,228	$162,851	$152,908	$118,909
Gross margin, as restated	230,627	214,829	222,334	213,696	264,568	219,945	219,105	196,589
Income (loss) from operations, as reported	41,399	5,511	26,515	12,883	14,700	(8,841)	(27,960)	(59,865)
Income (loss) from operations, as restated	(15,680)	26,863	55,675	47,869	59,649	50,219	40,210	3,405
Income (loss) before provision for income Taxes, minority interest, and extraordinary item, as reported	45,906	10,033	26,253	18,572	13,198	(8,148)	(37,930)	(58,503)
Income (loss) before provision for income taxes, minority interest and extraordinary item, as restated	(11,176)	31,385	56,130	53,568	58,147	51,664	30,238	6,356
Income (loss) before extraordinary item, as reported	44,202	9,033	21,232	15,752	(5,513)	(12,328)	(37,179)	(47,361)
Income (loss) before extraordinary item, as restated	(11,204)	34,067	53,779	51,644	31,800	28,210	16,797	4,715
Net income (loss), as reported	$44,202	$9,090	$21,201	$15,752	$(4,859)	$(11,251)	$(37,179)	$(47,361)
Total revenue adjustments	13,530	22,240	30,482	34,935	47,947	59,365	70,076	81,788
Expense adjustments:
Collection not reasonably assured	—	—	—	—	—	—	—	(16,817)
Business combinations and related restructuring charges	—	—	—	—	2,011	2,011	2,011	2,028
Income tax effect of restatement adjustments	1,670	3,217	3,350	1,507	(7,916)	(19,487)	(14,594)	(12,614)
General and administrative expense	—	—	—	—	—	—	—	—
Reclassification for payments to distributors	—	—	—	—	—	—	—	—
Investments in customers	—	—	—	—	—	751	—	1,000
Cumulative translation adjustment	—	—	—	—	—	—	—	(399)
Cost of revenue	(608)	(888)	(1,322)	(1,316)	(1,608)	(2,271)	(3,878)	(4,108)
Stock-based compensation	—	—	—	1,366	(39)	(45)	(37)	(38)
Other	(69,998)	465	37	(600)	(3,330)	(3)	169	1,930

Total expense adjustments	(68,936)	2,794	2,065	957	(10,882)	(19,044)	(16,329)	(29,018)

Net restatement adjustments	(55,406)	25,034	32,547	35,892	37,065	40,321	53,747	52,770

Net income (loss) as restated	$(11,204)	$34,124	$53,748	$51,644	$32,456	$29,287	$16,794	$4,716

Basic income (loss) per share	$(0.07)	$0.23	$0.37	$0.36	$0.23	$0.21	$0.12	$0.04

Diluted income (loss) per share	$(0.07)	$0.21	$0.33	$0.31	$0.21	$0.18	$0.12	$0.04

Basic shares	156,622	149,344	147,222	144,436	139,616	137,750	136,879	137,140

Diluted shares	156,622	173,915	173,840	174,073	169,046	164,537	143,418	148,196

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Nothing to report.

PART III

Item 10.	Directors and Officers of the Registrant

Directors

      We have a classified board of directors which is divided into three classes with staggered three-year terms. At each annual meeting, the term of one class expires. Pursuant to our bylaws, eight directors are authorized for our board of directors. As of the date of this filing, our board of directors will consist of seven serving directors with terms expiring in the years indicated below, and one vacancy.

			Year of
			Expiration	Director
Name	Age	Principal Occupation	of Term	Since

Class I Directors:
Liane Wilson	60	Consultant	2005	2002
Robert Bucknam	52	Senior Vice President, Cross Match Technologies, Inc.	2005	2003
Class II Directors:
Leslie Denend	62	Director, Exponent, Inc., Rational Software Corp. and USAA	2003	1995
George Samenuk	48	Chairman of the Board and Chief Executive Officer, Networks Associates, Inc.	2003	2001
Class III Directors:
Robert Dutkowsky	48	Former Chairman of the Board, President and Chief Executive Officer, JD Edwards and Company	2004	2001
Dennis O’Leary	47	Private Investor	2004	2003
Robert Pangia	51	Partner, Ivy Capital Partners, LLC	2004	2001

Biographies

      Liane Wilson has been a director of the company since April 2002. Since March 2001, Ms. Wilson has been self-employed as a consultant. From June 1999 to March 2001, Ms. Wilson served as vice chairman of Washington Mutual, Inc. From February 1985 to March 2001, Ms. Wilson held a number of other senior level positions with Washington Mutual, including executive vice president for corporate operations and administration and senior vice president of information systems. During her tenure at Washington Mutual, she was responsible for corporate technology and integration activities relating to mergers and acquisitions.

      Robert Bucknam has been a director of the company since May 2003. Since April 2002, Mr. Bucknam has served as senior vice president of federal and international affairs with Cross Match Technologies, Inc., a fingerprint identification provider. From 1993 to June 2001, Mr. Bucknam was the chief of staff of the Federal Bureau of Investigation. Prior to joining the FBI, Mr. Bucknam served as deputy assistant attorney general with the US Department of Justice and as deputy chief of the US Attorney’s office in the Southern District of New York.

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

      George Samenuk has served as our chief executive officer since January 2001 and was also appointed a director at that time. In April 2001, Mr. Samenuk was named chairman of the board of directors. From January 2000 to January 2001, Mr. Samenuk served as president and chief executive officer of TradeOut, Inc., a private on-line exchange company. From April 1999 to January 2000, Mr. Samenuk served as general manager, Americas at IBM Corporation. From August 1996 to April 1999, Mr. Samenuk was general manager, ASEAN/ South Asia at IBM Corporation. From January 2001 to September 2002, Mr. Samenuk served as a director of McAfee.com Corporation, including serving as the chairman of its board from March 2001 until September 2002, when we purchased the minority interest in McAfee.com Corporation and merged it into us.

      Robert Dutkowsky has been a director of the company since April 2001. From January 2002 to July 2003 Mr. Dutkowsky served as president and CEO of J.D. Edwards & Company, and also served as the chairman of its board of directors from March 2002 until its acquisition by PeopleSoft, Inc. in July 2003. From October 2001 to January 2002, Mr. Dutkowsky served as president of the assembly test division of Teradyne, Inc. From April 2000 to October 2001, Mr. Dutkowsky served as president and chief executive officer of GenRad Inc., which was acquired by Teradyne, Inc. in October 2001. From September 1999 to April 2000, Mr. Dutkowsky served as executive vice president, Markets and Channels of EMC Corporation. From September 1997 to September 1999, Mr. Dutkowsky served as president of Data General, a division of EMC. Prior to joining EMC, Mr. Dutkowsky spent 20 years with IBM Corporation in a series of sales, marketing and senior management roles.

      Denis O’Leary has been a director of the company since July 2003. From May 1993 to February 2003, Mr. O’Leary was executive vice president of J.P. Morgan Chase having joined the bank in June 1978. During his career at J.P. Morgan Chase & Co. Mr. O’Leary held a number of senior positions including director of finance, chief information officer, and head of retail branch banking.

      Robert Pangia has been a director of the company since April 2001. Since February 2003 Mr. Pangia has been a partner with Ivy Capital Partners, LLC, a private equity fund. Prior to February 2003 Mr. Pangia was self-employed as a consultant. From April 1987 to December 1996, Mr. Pangia held a number of senior level management positions at PaineWebber Incorporated, including director of Investment Banking. Mr. Pangia currently serves on the board of directors of ICOS Corporation and IDEC Pharmaceuticals Corporation.

Executive Officers

Name and Principal Position	Age

George Samenuk	48
Chairman of the Board and Chief Executive Officer
Stephen Richards	49
Chief Operating Officer and Chief Financial Officer
Gene Hodges	52
President
Arthur Matin	47
President, McAfee Security
Kent Roberts	46
Executive Vice President and General Counsel
Raymond Smets	40
President, Sniffer Technologies

      Stephen Richards has served as our executive vice president and chief financial officer since April 2001. In November 2001, Mr. Richards was also named chief operating officer. From April 1996 to August 2000, Mr. Richards served in several senior level executive positions with E*Trade Group, Inc., including chief financial officer. From October 1984 to March 1996, Mr. Richards served as managing director and chief financial officer of the Correspondent Clearing Division of Bear Stearns. He has also held management positions with A.G. Becker Paribas, Jefferies Group, Inc. and Coopers & Lybrand LLP. From April 2001 to September 2002 Mr. Richards served as a director of McAfee.com Corporation until September 2002, when we purchased the minority interest in McAfee.com Corporation and merged it into us. Mr. Richards is a director of TradeStation Group and serves on the Board of Governors of the Pacific Stock Exchange.

      Gene Hodges has served as our president since October 2001. Mr. Hodges served as president of the McAfee product group from January 2000 to October 2001, and from August 1998 to January 2000, he served as vice president of security marketing. Mr. Hodges joined Network Associates in 1995 and served in numerous other management positions with the company. Prior to joining Network Associates, Mr. Hodges was vice president of Marketing for a wireless data startup and managed the Office Information Systems business unit for Digital Equipment Corporation.

      Arthur Matin has served as president of our McAfee Security group since October 2001. From May 2000 to October 2001, Mr. Matin was senior vice president of worldwide sales and marketing at CrossWorlds Software Inc. From January 2000 to May 2000, Mr. Matin served as senior vice president of worldwide sales for CrossWorlds. From January 1999 to January 2000, Mr. Matin served as vice president of the industrial sector at IBM. From 1980 to 1999, Mr. Matin held various other management positions at IBM, including general manager, Industries, Asia Pacific, general manager, Product Management, Asia Pacific and vice president of Sales, Manufacturing Industry.

      Kent Roberts has served as one of our executive vice president since July 2001 and as general counsel and secretary since January 2001. Mr. Roberts served as vice president of legal affairs from February 2000 to July 2001. From May 1998 to February 2000, Mr. Roberts served as director of legal affairs for the company. Prior to May 1998 Mr. Roberts practiced law in Dallas, Texas representing among other clients McAfee Associates, Inc., the predecessor of Network Associates.

      Raymond Smets has served as president of our Sniffer Technologies group since October 2002. From January 2001 to October 2002, Mr. Smets served as vice president of network transformation and a corporate officer at BellSouth Corporation. From January 1998 to December 2000 Mr. Smets served as president of BellSouth Corporation’s Internet business unit BellSouth.net. From 1986 to December 1997 Mr. Smets held various other management positions at BellSouth Corporation and its subsidiaries, including severing as president of BellSouth Applied Technologies.

      Our officers serve at the discretion of the board of directors. There are no family relationships among any of our directors and executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “exchange act”), requires the company’s officers and directors, and persons who own more than ten percent of a registered class of the company’s equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. All reports required to be filed during fiscal year 2002 pursuant to Section 16(a) of the exchange act by directors, executive officers and 10% beneficial owners were filed on timely basis, except as follows: Mr. George Samenuk’s option exercise for 3,000 shares in January 2002 was not reported in a timely manner to the SEC, Mr. Arthur Matin’s option grant of 150,000 shares in October 2002 was not reported to the SEC in a timely manner, Mr. Stephen Richards sale of 25,000 shares in May 2002 was not reported to the SEC in a timely manner and Ms. Virginia Gemmell’s option exercise and sale of 1,250 shares in January 2002 was not reported to the SEC in a timely manner.

10b5-1 Trading Plans

      Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of

1934, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, George Samenuk, our Chairman and Chief Executive Officer, Stephen C. Richards, our Chief Operating Officer and Chief Financial Officer, Vernon Gene Hodges, our President, Kent H. Roberts, our Executive Vice President and General Counsel, and Arthur Matin, President of our McAfee Security business, each a Section 16 officer, have adopted Rule 10b5-1 trading plans. In addition, Amanda Hodges, the wife of our President, has also adopted a 10b5-1 trading plan. We believe that additional directors, officers and employees have established or may establish such programs. As a result of our March 2003 announced restatement of certain prior period financial statements and the delay in the filing of our 2002 Form 10-K, all trades in our stock by our Section 16 officers, including trades pursuant to Rule 10b5-1 trading plans, were suspended until such time as (i) such report on Form 10-K and restated consolidated financial statements and (ii) our reports on Form 10-Q for the quarters ended March 31 and June 30, 2003, are each filed with the SEC. All trades in our common stock made during the fourth quarter of 2002 and during 2003, prior to such suspension, by officers who have adopted Rule 10b5-1 trading plans were made pursuant to the terms of such plans.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION AND OTHER MATTERS

      The following table summarizes the compensation paid to our chief executive officer and our four other most highly compensated executive officers as of December 31, 2002, based on salary and bonus figures.

SUMMARY COMPENSATION TABLE

			Annual Compensation

								Securities
						Other Annual		Underlying	All Other
Name and Principal Position	Age	Year	Salary(1)		Bonus(2)	Compensation		Options(#)	Compensation

George Samenuk	48	2002	$720,000		$900,000	$97,759	(3)	470,000	$237,957	(4)
Chairman of the Board and		2001	$714,922	(5)	$540,000	$1,971,000	(6)	1,600,000	$696,428	(7)
Chief Executive Officer
Stephen Richards	49	2002	$349,999		$455,000	—		100,000	$810	(8)
Chief Operating Officer		2001	$259,807	(9)	$175,000	$299,500	(10)	650,000	$608	(8)
and Chief Financial Officer
Gene Hodges	52	2002	$375,000		$445,312	—		—	$5,242	(11)
President		2001	$290,000		$108,596	—		600,000	$1,242	(8)
		2000	$205,295		$58,527	—		—	$643	(8)
Arthur Matin	47	2002	$400,000		$249,062	—		150,000	$500,810	(12)
President, McAfee Security		2001	$53,077	(13)	—	$1,894,000	(14)	600,000	$68	(8)
Kent Roberts	46	2002	$282,765		$164,375	—		100,000	$4,810	(15)
Executive Vice President		2001	$229,166		$99,147	—		150,000	$4,735	(16)
and General Counsel		2000	$153,529		$46,500	—		30,000	$3,681	(17)

(1)	Salary includes amounts deferred under our 401(k) Plan.

(2)	Bonus amounts for 2002 include amounts paid in January 2003 but earned in 2002.

(3)	Includes $81,540 which represents the difference between the market price of our common stock and the exercise price on Mr. Samenuk’s 3,000 share option on January 15, 2002, the date of exercise, multiplied by the number of shares exercised, and $16,219 which represents the incremental costs associated with Mr. Samenuk’s personal use of a corporate aircraft in which the Company owns a fractional interest, net of the voluntary reimbursement by Mr. Samenuk to the Company based on applicable IRS regulations for such travel.

(4)	Includes the payment of $200,000 of Mr. Samenuk’s $800,000 sign-on bonus awarded in 2001. Also includes relocation expenses of $5,545, group term life insurance coverage of $810, supplemental company paid life insurance of $27,602 and $4,000 of 401(k) contributions made by us.

(5)	Mr. Samenuk joined us on January 3, 2001. Mr. Samenuk’s 2001 earnings reflect an annual salary of $720,000.

(6)	Represents the difference between the market price of our common stock and the exercise price of Mr. Samenuk’s 400,000 share option on January 3, 2001, the date of exercise, multiplied by the shares exercised.

(7)	Includes the payment of $600,000 of Mr. Samenuk’s $800,000 sign-on bonus with the balance paid in 2002. Also includes relocation benefits of $95,618 and group term life insurance coverage of $810.

(8)	Includes group term life insurance coverage.

(9)	Mr. Richards joined us on April 4, 2001. Mr. Richards’ 2001 earnings reflect an annual base salary of $350,000.

(10)	Represents the difference between the market price of our common stock and the exercise price of Mr. Richards’ 50,000 share option on April 4, 2001, the date of exercise, multiplied by the shares exercised.

(11)	Includes group term life insurance coverage of $1,242 and $4,000 of 401(k) contributions made by us.

(12)	Includes payment of Mr. Matin’s $500,000 sign-on bonus in 2002, and also includes group term life insurance coverage of $810.

(13)	Mr. Matin joined us on October 30, 2001. Mr. Matin’s 2001 earnings reflect an annual base salary of $400,000.

(14)	Represents the difference between the market price of our common stock and the exercise price of Mr. Matin’s 100,000 share option on October 30, 2001, the date of exercise, multiplied by the shares exercised.

(15)	Includes group term life insurance coverage of $810 and $4,000 of 401(k) contributions made by us.

(16)	Includes group term life insurance coverage of $735 and $4,000 of 401(k) contributions made by us.

(17)	Includes group term life insurance coverage of $306 and $3,375 of 401(k) contributions made by us.

      Mr. Raymond Smets joined us on October 28, 2002 as the president of our Sniffer Technologies group. In 2002, Mr. Smets received $63,717 in salary (reflecting an annual base salary of $350,000), $112,500 in bonus (including a $50,000 sign-on bonus) and $81 of group term life insurance. Mr. Smets also received 250,000 options for shares of our common stock.

      Mr. Srivats Sampath served as the chief executive officer of McAfee.com until September 2002 when we acquired the minority interest in McAfee.com and merged McAfee.com into us. In 2002, McAfee.com paid Mr. Sampath $300,093 in salary, $123,562 in bonus, $350,000 as severance under his change in control agreement, $4,000 of 401(k) contributions made by McAfee.com and $405 of group term life insurance.

      This table shows stock option grants made by Network Associates to our chief executive officer and our four other most highly compensated executive officers during the year ended December 31, 2002:

OPTION GRANTS IN 2002

	Individual Grants

	Number	% of Total
	of	Options
	Securities	Granted		Market		Potential Realizable Value at
	Underlying	to		Price on		Assumed Annual Rates of Stock
	Options	Employees	Exercise	Date of		Appreciation for Option Terms(3)
	Granted	in Fiscal	Price	Grant	Expiration
Name	(#)(1)	Year	($/SH)(2)	($/SH)	Date	0%	5%	10%

George Samenuk	420,000	4.22%	25.43	25.43	1/16/12	$—	$6,716,971	$17,022,126
	47,000	.47%	0.01	27.19	1/15/12	$1,277,460	$2,081,143	$3,314,151
	3,000	.03%	0.01	27.19	1/15/12	$81,540	$132,839	$211,542
Stephen Richards	100,000	1.00%	25.43	25.43	1/15/12	$—	$1,599,279	$4,052,887
Gene Hodges	—	—	—	—	—	$—	$—	$—
Arthur Matin	150,000	1.51%	8.45	8.45	10/8/12	$—	$797,124	$2,020,069
Kent Roberts	100,000	1.00%	16.29	16.29	5/6/12	$—	$1,024,469	$2,596,206

*	Less than 1%

(1)	Except as noted below, all of the above options for Network Associates’ common stock granted in 2002 vest at the rate of one-fourth (or 25%) one year from the date of grant and 1/36th per month for the remaining 36 months of the vesting period. Mr. Samenuk’s option for 3,000 shares was fully vested upon grant. Mr. Samenuk’s option for 47,000 shares will vest in full on January 15, 2005. Under the 1997 Stock Incentive Plan, the board of directors is allowed to modify the terms of outstanding options. The exercisability of options may be accelerated upon a change in control. Options are cancelled on an optionee’s termination of employment under certain specified circumstances.

(2)	Other than options granted with exercise prices of $0.01 per share, all options were granted at an exercise price equal to the fair market value of the common stock on the date of grant.

(3)	These columns present hypothetical future values that might be realized on exercise of the options, less the exercise price. These values assume that the market price of our stock appreciates at a zero, five and ten percent compound annual rate over the term of the options. The five and ten percent rates of stock price appreciation are presented as examples pursuant to the SEC’s proxy rules and do not necessarily reflect management’s assessment of our future stock price performance. The potential realizable values presented are not intended to indicate the value of the options. For options granted with an exercise price below the market price on the date of grant, the potential realizable values in the zero percent appreciation column reflect the difference between the option exercise price and the market price on the date of grant.

      The following table shows stock option exercises and the value of unexercised stock options held by our chief executive officer and our four other most highly compensated executive officers during the year ended December 31, 2002:

AGGREGATE OPTION EXERCISES IN 2002

AND YEAR-END OPTION VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-The-
	Shares		Options at 12/31/02(#)		Money Options at 12/31/02(1)
	Acquired on	Value
Name	Exercise(#)	Realized(2)	Exercisable	Unexercisable	Exercisable	Unexercisable

George Samenuk(3)	303,000	$6,626,290	900,000	467,000	$10,035,000	$755,760
Stephen Richards(4)	—	$—	600,000	100,000	$6,054,000	$—
Gene Hodges(5)	172,846	$3,334,038	223,193	390,418	$997,817	$1,969,820
Arthur Matin(6)	—	$—	500,000	150,000	$—	$1,146,000
Kent Roberts(7)	25,676	$390,145	103,488	198,336	$675,319	$800,601

(1)	Calculated by taking the closing market price on December 31, 2002, of $16.09, less the exercise price, multiplied by the number of options exercisable or unexercisable. The amounts in these columns may not represent amounts actually realized by these executive officers.

(2)	Calculated by taking the market price on the date of exercise, less the exercise price, multiplied by the number of options exercised.

(3)	1.2 million options were issued to Mr. Samenuk on January 3, 2001 and are immediately exercisable. 25% of these shares vested on January 3, 2002, the first anniversary of Mr. Samenuk’s employment commencement, and the remaining shares vest at a rate of 1/36th per month for the remaining 36 months of the vesting period. If Mr. Samenuk exercises these stock options with respect to the unvested shares, we have repurchase rights with respect to those unvested shares.

(4)	Mr. Richards holds 600,000 options that are immediately exercisable. 25% of the shares vested on April 4, 2002, the first anniversary of Mr. Richards’ employment commencement and the remaining shares vest at a rate of 1/36th per month for the remaining 36 months of the vesting period. If Mr. Richards exercises these stock options with respect to the unvested shares, we have repurchase rights with respect to those unvested shares.

(5)	In 2002, Mr. Hodges exercised options for 1,688 shares of McAfee.com. In connection with this exercise Mr. Hodges realized $31,971. These amounts are not included above.

(6)	Mr. Matin holds 500,000 options that are immediately exercisable. 25% of these shares vested on October 30, 2002, the first anniversary of Mr. Matin’s employment commencement and the remaining shares vest at a rate of 1/36th per month for the remaining 36 months of the vesting period. If Mr. Matin exercises the stock options with respect to the unvested shares, we have repurchase rights with respect to those unvested shares.

(7)	In 2002, Mr. Roberts exercised options for 1,500 shares of McAfee.com. In connection with this exercise Mr. Roberts realized $15,380. These amounts are not included above.

Employment and Change in Control Arrangements

      George Samenuk entered into an agreement with us dated January 2, 2001 which was amended and restated on October 9, 2001, which provides for his at will employment as our chief executive officer. This agreement also provides that if Mr. Samenuk is terminated other than for cause or resigns for good reason, he will be entitled to the following severance benefits: (i) twelve months of additional vesting for his initial stock option grant and restricted stock grant, (ii) 24 months of severance payments based on twice Mr. Samenuk’s base salary and targeted bonus, (iii) any unpaid amount of Mr. Samenuk’s sign-on bonus, and (iv) continued health and other welfare and fringe benefits through the earlier of (x) 18 months from termination or (y) until

Mr. Samenuk is covered by similar plans by a new employer. If Mr. Samenuk is terminated other than for cause, or resigns with good reason after (i) the occurrence of a transaction where our stockholders do not own at least 50% of the stock of the surviving corporation; (ii) there has been a change in our directors occurring within a two year period as a result of which fewer than a majority of our directors (x) were directors as of the date of the agreement or (y) were elected, or nominated for election, to the board by a vote of at least a majority of the incumbent directors at the time of such election or nomination; (iii) the acquisition of more than 50% of our stock by another party or (iv) the sale of substantially all of our assets, Mr. Samenuk will be entitled to all of the severance benefits noted above, all of his stock options will become fully vested and any repurchase rights on his shares of restricted stock will lapse.

      Stephen Richards entered into an agreement with us dated April 3, 2001, which provides for his at will employment as our chief financial officer. The agreement also provides that if Mr. Richards is actually or constructively terminated other than for cause he will be entitled to severance benefits equal to twelve months of base salary and targeted bonus, plus twelve months of accelerated vesting on all stock options. If Mr. Richards is actually or constructively terminated other than for cause, after (i) the occurrence of a transaction where our stockholders do not own at least 50% of the stock of the surviving corporation; (ii) there has been a change in our directors occurring within a two year period as a result of which fewer than a majority of our directors (x) were directors as of the date of the agreement or (y) were elected, or nominated for election, to the board by a vote of at least a majority of the incumbent directors at the time of such election or nomination; (iii) the acquisition of more than 50% of our stock by another party or (iii) the sale of substantially all of our assets, Mr. Richards will be entitled to the severance noted above, all of his stock options will become fully vested, and he will be provided with continued health care coverage through the earlier of twelve months from termination or until he is covered by similar plans by a new employer.

      Gene Hodges entered into an agreement with us dated December 3, 2001, which provides for his at will employment as our president. This agreement provides that if Mr. Hodges is terminated for any reason, he shall be entitled to a pro rata targeted bonus if the relevant goals for the quarter are met, in addition to his accrued salary and vacation pay. If Mr. Hodges is terminated other than for cause or resigns for good reason, he will be entitled to the following severance benefits: (i) twelve months of severance payments based on Mr. Hodges’ base salary and one-third of his targeted bonus, (ii) continued health and other welfare and fringe benefits through the earlier of (x) twelve months from termination or (y) until Mr. Hodges is covered by similar plans by a new employer and (iii) all of Mr. Hodges’ shares of restricted stock, if any, and all stock options will become fully vested and, if applicable, any repurchase rights on his shares of restricted stock will lapse. If Mr. Hodges is employed by us upon (i) the occurrence of a transaction where our stockholders do not own at least 50% of the stock of the surviving corporation; (ii) there has been a change in our directors occurring within a two year period as a result of which fewer than a majority of our directors (x) were directors as of the date of the agreement or (y) were elected, or nominated for election, to the board by a vote of at least a majority of the incumbent directors at the time of such election or nomination; (iii) the acquisition of more than 50% of our stock by another party; or (iv) the sale of substantially all of our assets, all of Mr. Hodges’ shares of restricted stock, if any, and all stock options held by him will become fully vested and, if applicable, any repurchase rights on his shares of restricted stock will lapse. Under this agreement, we will indemnify Mr. Hodges for any parachute tax payments that arise pursuant to the agreement.

      Arthur Matin entered into an agreement with us dated October 30, 2001, which provides for his at will employment as the president of our McAfee product group. This agreement also provides that if Mr. Matin is terminated other than for cause or resigns for good reason, he will be entitled to the following severance benefits: (i) twelve months of additional vesting for stock options, (ii) twelve months of severance payments based on Mr. Matin’s base salary and targeted bonus and (iii) continued health and other welfare and fringe benefits through the earlier of (x) twelve months from termination or (y) until Mr. Matin is covered by similar plans by a new employer. If Mr. Matin is terminated other than for cause, or resigns with good reason after (i) the occurrence of a transaction where our stockholders do not own at least 50% of the stock of the surviving corporation; (ii) there has been a change in our directors occurring within a two year period as a result of which fewer than a majority of our directors (x) were directors as of the date of the agreement or (y) were elected, or nominated for election, to the board by a vote of at least a majority of the incumbent directors at the time of such election or nomination; (iii) the acquisition of more than 50% of our stock by another party or (iv) the sale of substantially all of our assets, Mr. Matin will be entitled to all of the severance benefits noted above and all of his stock options will become fully vested.

      Kent Roberts entered into an agreement with us dated October 9, 2001, which provides for his at will employment as our executive vice president and general counsel. This agreement also provides that if Mr. Roberts is terminated other than for cause or resigns for good reason, he will be entitled to the following severance benefits: (i) twelve months of severance payments based on Mr. Roberts’ base salary and one-third of his targeted bonus, (ii) continued health and other welfare and fringe benefits through the earlier of (x) twelve months from termination or (y) until Mr. Roberts is covered by similar plans by a new employer and (iii) all of Mr. Roberts’ shares of restricted stock, if any, and all stock options will become fully vested and, if applicable, any repurchase rights on his shares will lapse. After (i) the occurrence of a transaction where our stockholders do not own at least 50% of the stock of the surviving corporation; (ii) there has been a change in our directors occurring within a two year period as a result of which fewer than a majority of our directors (x) were directors as of the date of the agreement or (y) were elected, or nominated for election, to the board by a vote of at least a majority of the incumbent directors at the time of such election or nomination; (iii) the acquisition of more than 50% of our stock by another party or (iv) the sale of substantially all of our assets, all of Mr. Roberts’ shares of restricted stock, if any, and all stock options held by him will become fully vested and if applicable, any repurchase rights on his shares will lapses. Under this agreement, we will indemnify Mr. Roberts for any parachute tax payments that arise pursuant to the agreement.

      Raymond Smets entered into an agreement with us dated October 7, 2002, which provides for his at will employment as the president of our Sniffer Technologies group. This agreement also provides that if Mr. Smets is terminated other than for cause or resigns for good reason, he will be entitled to the following severance benefits: (i) six months of severance payments based on Mr. Smets’ base salary and one-third of his targeted bonus, and (ii) continued health and other welfare and fringe benefits through the earlier of (x) six months from termination or (y) until Mr. Smets is covered by similar plans by a new employer. After (i) the occurrence of a transaction where our stockholders do not own at least 50% of the stock of the surviving corporation; (ii) there has been a change in our directors occurring within a two year period as a result of which fewer than a majority of our directors (x) were directors as of the date of the agreement or (y) were elected, or nominated for election, to the board by a vote of at least a majority of the incumbent directors at the time of such election or nomination; (iii) the acquisition of more than 50% of our stock by another party or (iv) the sale of substantially all of our assets, all of Mr. Smets’ shares of restricted stock, if any, and all stock options held by him will become fully vested and if applicable, any repurchase rights on his shares will lapses. Under this agreement, we will indemnify Mr. Smets for any parachute tax payments that arise pursuant to the agreement.

Compensation of Directors

      Directors fees, paid only to directors who are not employees, are as follows:

•	$40,000 annual retainer, payable in quarterly installments (an additional $10,000 annual retainer, payable in quarterly installments, is paid to the chairpersons of our board committees),

•	$1,500 for each board meeting attended,

•	$1,500 for each board committee meeting attended,

•	expenses of attending board and committee meetings, and

•	medical insurance benefits for directors and their families.

      Under our current Stock Option Plan for Outside Directors, non-employee directors are automatically granted an option to purchase 45,000 shares of our common stock when they first become a director. Each year after the initial grant, they are entitled to receive an additional option grant to purchase up to 20,000 shares of our common stock. All options under this plan are granted at the fair market value on the date of grant. The initial grant vests one-third each year over three years from the date of grant. The subsequent grants vest in full three years from the date of grant. All options granted under this plan become fully exercisable in the event of certain mergers, sales of assets or sales of the majority of our voting stock.

      Our employee directors are eligible to receive options and be issued shares of common stock directly under the 1997 Stock Incentive Plan and are eligible to participate in our 2002 Employee Stock Purchase Plan and, if an executive officer, to participate in the Executive Bonus Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table shows as of September 30, 2003, the number of shares of our common stock owned by (i) the chief executive officer, (ii) each of the four other most highly compensated executive officers during fiscal 2002, (iii) each of our current directors and nominees, and (iv) each stockholder known by us as of that date to be the beneficial owner of more than 5% of our common stock.

	Number of		Percent of
	Shares	Right to	Outstanding
Name and Address of Beneficial Owners	Owned(1)	Acquire(2)	Shares(3)

George Samenuk(4)	253,000	900,000	*
Robert Bucknam	—	—	*
Leslie Denend	6,297	41,875	*
Robert Dutkowsky	50	25,000	*
Denis O’Leary	—	—	*
Robert Pangia	—	25,000	*
Liane Wilson	—	15,000	*
Gene Hodges	2,397 (5)	402,022 (6)	*
Arthur Matin(7)	—	540,625	*
Stephen Richards(8)	1,176	595,833	*
Kent Roberts	—	186,822	*
FMR Corp.(9)	18,542,545	—	11.6%
82 Devonshire St., Boston, MA 02109
Massachusetts Financial Services Company(10)	20,841,470	—	13.0%
500 Boylston St., Boston, MA 02116
All current executive officers and directors as a group (12 persons)	262,920	2,799,885	1.7%

*	Less than 1%.

(1)	Ownership includes direct and indirect (beneficial) ownership, as defined by SEC rules. To our knowledge, each person has sole voting and investment power over the shares unless otherwise noted. The SEC rules for the determination of beneficial ownership are very complex. Generally, however, shares owned directly, plus those controlled (e.g., owned by members of their immediate families), are considered beneficially owned. Excludes shares that may be acquired through stock option exercises.

(2)	Consists of options that are currently exercisable or will become exercisable within 60 days of September 30, 2003.

(3)	Based upon 160,329,178 shares outstanding as of September 30, 2003.

(4)	Of the 900,000 options held by Mr. Samenuk that are exercisable within 60 days of September 30, 2003, 400,000 of such options are immediately exercisable and subject to a right of repurchase (vesting 25,000 shares per month). If Mr. Samenuk exercises stock options with respect to unvested shares, we have repurchase rights with respect to those unvested shares.

(5)	All of the shares are held by Mr. Hodges’ spouse and were acquired pursuant to the Company’s employee stock purchase plan.

(6)	Includes 19,661 stock options held by Mr. Hodges’ spouse that are exercisable or that will become exercisable within 60 days of September 30, 2003.

(7)	Of the 540,625 options held by Mr. Matin that are exercisable within 60 days of September 30, 2003, 264,417 of such options are immediately exercisable and subject to a right of repurchase (vesting approximately 10,417 shares per month). If Mr. Matin exercises these stock options with respect to unvested shares, we have repurchase rights with respect to those unvested shares.

(8)	Of the 595,833 options held by Mr. Richards that are exercisable within 60 days of September 30, 2003, 237,500 of such options are immediately exercisable and subject to a right of repurchase (vesting 12,500 shares per month). If Mr. Richards exercises stock options with respect to unvested shares, we have repurchase rights with respect to those unvested shares.

(9)	According to amended Schedule 13G filed on February 14, 2003. FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson and certain subsidiaries of FMR Corp. may be deemed to be members of a “group” as such term is defined in the rules promulgated by the SEC. FMR Corp. is the beneficial holder of our common stock as a result of the investment-related activities of certain subsidiaries of FMR Corp., members of the Edward C. Johnson 3d family and trusts for their benefit are the predominant owners of Class B Shares of common stock of FMR Corp., representing approximately 49% of its voting power. Mr. Johnson 3d, the chairman of FMR Corp., owns 12.0% of the aggregate outstanding voting stock of FMR Corp. and Ms. Johnson, a director of FMR Corp., owns 24.5% of the aggregate outstanding voting stock of FMR Corp. The number of shares of our common stock owned by the group at December 31, 2002 included 68,898 shares of common stock resulting from the assumed conversion of $1,245,000 principal amount of our 5.25% convertible subordinated notes due 2006.

(10)	According to Schedule 13G filed May 28, 2003 by Massachusetts Financial Services Company (“MFS”). MFS is the beneficial holder of 20,841,470 shares of our common stock, of which shares are also beneficially owned by certain other non-reporting entities as well as MFS. MFS has sole dispositive power over 20,841,470 shares and has sole voting power with respect to 19,977,730 shares.

Item 13.     Certain Relationships and Related Transactions

Indebtedness of Management

      Under the terms of Mr. Samenuk’s employment agreement, we agreed to loan Mr. Samenuk the funds necessary to pay the taxes due on each vesting date for the 400,000 shares of stock subject to vesting granted to Mr. Samenuk on January 3, 2001. We also agreed to loan Mr. Samenuk the funds necessary to pay the taxes due on the 3,000 shares of stock granted to Mr. Samenuk on January 15, 2002. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, no additional loans were made to Mr. Samenuk after July 30, 2002. In 2001 and 2002 we extended a total of five separate loans to Mr. Samenuk in an aggregate amount of $1,079,028. Each outstanding loan had a two-year maturity and bore interest at the applicable federal rate. The loans were full recourse and secured by Mr. Samenuk’s 400,000 shares of stock subject to vesting and 3,000 shares of stock. The last remaining loan was fully repaid in October 2003.

      Under the terms of Mr. Matin’s employment agreement, we agreed to loan Mr. Matin the funds necessary to pay the taxes due upon the exercise of his 100,000 share option grant. In 2001, we extended a $864,413 loan to Mr. Matin. This loan had a two-year maturity and bore interest at the applicable federal rate. The loan was full recourse and secured by Mr. Matin’s 100,000 shares. The loan was fully repaid in June 2002.

Certain Transactions

      During 2002, Ms. Amanda Hodges, the wife of our president, Gene Hodges, was employed by us as senior director of North American human resources. Ms. Hodges was paid an aggregate salary of $137,499 and a discretionary bonus of $31,750 for her services during the year. During 2002, Ms. Hodges also received option grants totaling 12,500 shares.

Officers and Directors Insurance

      We maintain an insurance policy covering officers and directors to cover any claims made against them for wrongful acts that they may otherwise be required to pay or for which we are required to indemnify them, subject to certain exclusions.

Item 14.	Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K which materially affected, or is reasonably likely to affect, our internal control over financial reporting. Described below are internal control over financial reporting changes made after the period covered by this Form 10-K and described in our Form 10-Qs for the first and second quarter of 2003 (filed concurrently with this Form 10-K).

      In March 2003, we identified the submission by our personnel in Japan of inaccurate purchase orders relating to approximately $0.5 million of revenue. We investigated the relevant events and have taken corrective actions, including ensuring that the related revenues have been accurately reported in our financial statements. Also, in response, Network Associates, including our internal audit function, have conducted a finance personnel, business policies and internal controls review for our Japanese and other international offices (including our Latin American offices) and accelerated the integration of our international offices into our enterprise SAP IT system. The results of these reviews have been or will be used to evaluate and improve our internal control over financial reporting as it relates to international operations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

Page
Number

Report of Independent Auditors	69
Consolidated Balance Sheets:
December 31, 2002 and 2001	70
Consolidated Statements of Operations and Comprehensive Income (Loss):
Years ended December 31, 2002, 2001 and 2000	71
Consolidated Statements of Stockholders’ Equity:
Years ended December 31, 2002, 2001 and 2000	72
Consolidated Statements of Cash Flows:
Years ended December 31, 2002, 2001, and 2000	74
Notes to Consolidated Financial Statements	76

      (a)(2) Financial Statement Schedule

      The following financial statement schedule of Networks Associates, Inc. for the years ended December 31, 2002, 2001, and 2000 is filed as part of this Form 10-K and should be read in conjunction with Networks Associates, Inc.’s Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts	136

      Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      (a)(3) Exhibits: See Index to Exhibits on Page 137. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

      (b) Reports on Form 8-K: None.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Networks Associates, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Networks Associates, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 10 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002, upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

      As indicated in Note 3 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2001 and 2000.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 31, 2003

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

		(As Restated)

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$674,226	$612,832
Short-term marketable securities	133,577	135,761
Accounts receivable, net of allowance for doubtful accounts of $6,638 and $8,394, respectively	160,159	136,346
Prepaid expenses, income taxes and other current assets	51,715	59,964
Deferred taxes	174,469	167,378

Total current assets	1,194,146	1,112,281
Long-term marketable securities	205,906	194,357
Restricted cash	21,734	—
Property and equipment, net	89,277	68,454
Deferred taxes	139,091	82,576
Intangible assets, excluding goodwill, net	93,551	28,124
Goodwill, net	273,934	128,112
Other assets	27,848	18,853

Total assets	$2,045,487	$1,632,757

LIABILITIES
Current liabilities:
Accounts payable	$29,948	$26,367
Accrued liabilities	383,458	288,652
Deferred revenue	292,277	354,226
Current portion of convertible debt	176,260	—

Total current liabilities	881,943	669,245
Deferred revenue, less current portion	36,918	25,265
Convertible debt, less current portion	356,013	578,850
Other long term liabilities	445	393

Total liabilities	1,275,319	1,273,753

Commitments and contingencies (Notes 11 and 19)
Minority interest	—	17,511
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2002 and 2001	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued and outstanding: 157,926,732 shares in 2002 and 140,670,353 shares in 2001	1,579	1,406
Additional paid-in capital	1,050,288	752,439
Deferred stock-based compensation	(5,736)	—
Accumulated other comprehensive income	24,158	16,081
Accumulated deficit	(300,121)	(428,433)

Total stockholders’ equity	770,168	341,493

Total liabilities, minority interest and stockholders’ equity	$2,045,487	$1,632,757

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)

	(In thousands, except per share data)
Net revenue:
Product	$631,550	$611,030	$438,485
Services and support	411,494	460,630	270,887

Total net revenue	1,043,044	1,071,660	709,372

Cost of net revenue:
Product	104,039	114,917	117,801
Services and support	57,519	56,536	42,301

Total cost of net revenue	161,558	171,453	160,102

Operating costs:
Research and development(1)	148,801	146,701	164,218
Marketing and sales(2)	397,747	421,583	358,295
General and administrative(3)	118,277	111,106	91,277
Amortization of intangibles	13,895	56,064	58,236
Litigation settlement	70,000	—	—
Provision for (recovery of) doubtful accounts, net	(219)	7,449	4,785
Acquisition and other related costs	17,142	—	—
Restructuring costs(4)	1,116	3,821	—

Total operating costs	766,759	746,724	676,811

Income (loss) from operations	114,727	153,483	(127,541)
Interest and other income	26,600	27,993	43,018
Interest and other expenses	(25,085)	(24,682)	(18,202)
Gain on sale of assets and product lines	9,301	—	—
Gain on investments, net	4,562	10,242	31,801
Impairment of strategic and other investments	(198)	(20,631)	—

Income (loss) before provision for income taxes, minority interest and extraordinary item	129,907	146,405	(70,924)
Provision for (benefit from) income taxes	(274)	66,020	40,944

Income (loss) before minority interest and extraordinary item	130,181	80,385	(111,868)
Minority interest in loss (income) of consolidated subsidiaries	(1,895)	1,137	3,854

Income (loss) before extraordinary item	128,286	81,522	(108,014)
Extraordinary item, gain on repurchase of debt, net of taxes	26	1,731	—

Net income (loss)	$128,312	$83,253	$(108,014)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities net	$(2,667)	$3,332	$(318)
Foreign currency translation gain (loss)	10,744	5,961	(8,660)

Comprehensive income (loss)	$136,389	$92,546	$(116,992)

Basic net income(loss) per share:
Income (loss) before extraordinary item	$0.86	$0.59	$(0.78)
Extraordinary item, gain on repurchase of debt, net of taxes	—	0.01	—

Net income (loss) per share — basic	$0.86	$0.60	$(0.78)

Shares used in per share calculation — basic	149,441	137,847	138,072

Diluted net income(loss) per share:
Income (loss) before extraordinary item	$0.80	$0.52	$(0.78)
Extraordinary item, gain on repurchase of debt, net of taxes	—	0.01	—

Net income (loss) per share — diluted	$0.80	$0.53	$(0.78)

Shares used in per share calculation — diluted	176,249	164,363	138,072

(1)	Includes stock-based compensation charge of $3,963, $4,604, and $1,894 in 2002, 2001, and 2000, respectively.

(2)	Includes stock-based compensation charge of $1,980, $10,354, and $4,570 in 2002, 2001, and 2000, respectively.

(3)	Includes stock-based compensation charge of $16,461, $9,394, and $3,652 in 2002, 2001, and 2000, respectively.

(4)	Includes stock-based compensation charge of $0, $519, and $0 in 2002, 2001, and 2000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(As Restated)

						Accumulated
						Other	Retained
	Common Stock			Additional	Deferred	Comprehensive	Earnings	Total
			Treasury	Paid-In	Stock-based	Income	(Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Compensation	(Loss)	Deficit)	Equity

	(In thousands)
Balances, December 31, 1999, As Restated	138,717	$1,387	$(11,023)	$653,384	$—	$15,766	$(303,576)	$355,938
Issuance of common stock upon exercise of stock options	3,036	30	72,054	—	—	—	(39,788)	32,296
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	3,461	—	—	—	3,461
Issuance of common stock from Employee Stock Purchase Plan	666	7	16,156	1,322	—	—	(6,070)	11,415
Repurchase of common stock	(4,347)	(43)	(100,373)	—	—	—	—	(100,416)
Proceeds from sale of put options	—	—	—	13,890	—	—	—	13,890
Compensation charge due to repricing of stock options and McAfee.com options	—	—	—	10,116	—	—	—	10,116
Issuance of stock by consolidated subsidiary for acquired company	—	—	—	19,600	—	—	—	19,600
Minority interest attributed to McAfee.com	—	—	—	(6,385)	—	—	—	(6,385)
Foreign currency translation	—	—	—	—	—	(8,660)	—	(8,660)
Net increase (decrease) in unrealized gains on investments	—	—	—	—	—	(318)	—	(318)
Net loss (As Restated)	—	—	—	—	—	—	(108,014)	(108,014)

Balances, December 31, 2000	138,072	1,381	(23,186)	695,388	—	6,788	(457,448)	222,923
Issuance of common stock upon exercise of stock options	3,233	13	41,575	15,482	—	—	(27,626)	29,444
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	12,107	—	—	—	12,107
Issuance of common stock from Employee Stock Purchase Plans	1,376	14	35,411	705	—	—	(26,612)	9,516
Repurchase of common stock	(2,000)	(2)	(53,800)	—	—	—	—	(53,800)
Compensation charge due to repricing of stock options	—	—	—	24,871	—	—	—	24,871
Tax benefit from exercise of nonqualified stock options	—	—	—	5,389	—	—	—	5,389
Issuance of stock by consolidated subsidiary	—	—	—	5,523	—	—	—	5,523
Minority interest attributed to McAfee.com	—	—	—	(7,026)	—	—	—	(7,026)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

(As Restated)

						Accumulated
						Other	Retained
	Common Stock			Additional	Deferred	Comprehensive	Earnings	Total
			Treasury	Paid-In	Stock-based	Income	(Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Compensation	(Loss)	Deficit)	Equity

	(In thousands)
Foreign currency translation	—	—	—	—	—	5,961	—	5,961
Net increase (decrease) in unrealized gains on investments	—	—	—	—	—	3,332	—	3,332
Net income (As Restated)	—	—	—	—	—	—	83,253	83,253

Balances, December 31, 2001	140,671	1,406	—	752,439	—	16,081	(428,433)	341,493
Issuance of McAfee.com common stock upon exercise of stock options	8,197	82	—	99,664	—	—	—	99,746
Issuance of common stock upon exercise of stock options	—	—	—	3,633	—	—	—	3,633
Issuance of common stock from Employee Stock Purchase Plans	743	8	—	6,524	—	—	—	6,532
Issuance of common stock for acquisition of minority interest in McAfee.com, net of cost of $1,956	8,307	83	—	119,397	—	—	—	119,480
Deferred stock-based compensation	—	—	—	31,955	(31,955)	—	—	—
Amortization of deferred stock-based Compensation and other compensation Charge	—	—	—	(3,815)	26,219	—	—	22,404
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	(4,190)	—	—	—	(4,190)
Tax benefits from exercise of non-qualified stock options	—	—	—	45,962	—	—	—	45,962
Stock options issued in connection with Acquisition	—	—	—	357	—	—	—	357
Minority interest attributed to McAfee.com	—	—	—	(1,638)	—	—	—	(1,638)
Foreign currency translation	—	—	—	—	—	10,744	—	10,744
Net increase (decrease) in unrealized gains on investments	—	—	—	—	—	(2,667)	—	(2,667)
Net income	—	—	—	—	—	—	128,312	128,312

Balances, December 31, 2002	157,928	$1,579	$—	$1,050,288	$(5,736)	$24,158	$(300,121)	$770,168

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

		(As Restated)
		(In thousands)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$128,312	$83,253	$(108,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,684	100,008	80,827
Provision for (recovery of) doubtful accounts	(219)	(7,449)	4,785
Impairment of goodwill	—	—	3,600
Non-cash interest and other expense on convertible notes	12,025	24,697	18,857
Stock-based compensation	22,404	24,871	10,116
Deferred taxes	(65,646)	39,077	(13,175)
Gain (loss) on investments	(4,028)	10,100	(31,801)
Minority interest	1,895	(1,137)	(3,854)
Extraordinary item — gain on repurchase of debt, net of tax	(26)	(1,731)	—
Gain on the sale of assets and technology	(9,301)	—	—
Tax benefit from exercise of nonqualified stock options	45,962	5,389	—
Change in fair value of interest rate swap, net of change in the fair value of the debt	(1,402)	—	—
Changes in assets and liabilities, net of working capital purchased from acquisitions:
Accounts receivable	(15,805)	(18,105)	(22,516)
Prepaid expenses, income taxes and other assets	9,699	35,239	(24,097)
Accounts payable and accrued liabilities	78,819	(3,999)	(1,168)
Deferred revenue	(61,280)	(144,224)	93,248
Other	—	—	766

Net cash provided by operating activities	195,093	145,989	7,574

Cash flows from investing activities:
Purchase of marketable securities	(773,093)	(678,093)	(510,247)
Proceeds from sale and maturity of marketable securities	781,761	754,182	547,354
Increase in restricted cash	(21,734)	—	—
Purchase of minority interest in McAfee.com	(98,447)	—	—
Purchases of acquired technology	(807)	(12,250)	(12,500)
Acquisitions, net of cash acquired	(19,054)	(916)	(1,961)
Purchase of other investments	—	—	(20,999)
Purchase of property and equipment and leasehold improvements, net	(59,427)	(31,493)	(54,031)
Proceeds from sale of Goto.com investment	—	—	36,750
Proceeds from sale of shares of Networks Associates Japan	—	—	11,947
Sale of Secure Computing shares and collar	5,105	—	—
Sale of assets and technology	2,050	—	—
Purchase of shares of Networks Associates Japan	—	(10,655)	—

Net cash provided by (used in) investing activities	(183,646)	20,775	[(3,687)]

Cash flows from financing activities:
Proceeds from short-term financing	—	—	12,758
Repayment of short-term financing	—	(41)	(13,009)
Repayment of notes payable	—	—	(333)
Repayment for bank overdraft	—	—	(12,948)
Proceeds from issuance of common stock under stock option plan and stock purchase plans	109,911	51,067	46,548
Proceeds from sale of put options	—	—	13,890

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	2002	2001	2000

		(As Restated)
		(In thousands)	(As Restated)
Proceeds from exercise of McAfee.com stock options	—	—	3,461
Repurchase of common stock	—	(53,800)	(100,416)
Repurchase of convertible debentures	(66,175)	(173,708)	—
Issuance of convertible debentures, net of issuance costs	—	335,081	—

Net cash provided by (used in) financing activities	43,736	158,599	(50,049)

Effect of exchange rate fluctuations	6,211	11,930	(8,031)

Net increase (decrease) in cash and cash equivalents	61,394	337,293	(54,193)
Cash and cash equivalents at beginning of period	612,832	275,539	329,732

Cash and cash equivalents at end of period	$674,226	$612,832	$275,539

Non cash investing activities:
Unrealized gains (losses) on marketable investments, net	$(3,667)	$2,239	$(318)
Issuance of common stock for acquisition of minority interest in McAfee.com, net of costs of $1,956	$119,397	—	—
McAfee.com stock issued in acquisitions	$—	$5,523	$11,600
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$20,666	$—	$—
Cash paid during the year for income taxes	$18,547	$8,844	$46,715
Issuance of stock by consolidated subsidiary in acquisition	—	—	$19,600

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

      Network Associates, Inc. and its wholly owned subsidiaries (the “Company”) are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. The Company offers two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. The Company’s computer security solutions are offered primarily to large enterprises, governments, small and medium sized business and consumer users. The Company operates its business in five geographic regions: North America, Europe Middle East and Africa (“EMEA”), Japan, Asia-Pacific and Latin America.

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In September 2002, the Company repurchased the 25% minority interest in its McAfee.com subsidiary for approximately $219.9 million in cash and common stock. Since the date of acquisition on September 13, 2002, no minority interest exists in McAfee.com and accordingly the Company’s consolidated net income for 2002 includes the full amount of McAfee.com results from this date. All intercompany accounts and transactions have been eliminated.

      Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. These reclassifications had no effect on the prior year’s stockholders’ equity or results of operations.

Minority Interest

      Minority interest in (income) loss of consolidated subsidiaries represents the minority stockholders’ share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by these minority stockholders in these consolidated subsidiaries, along with their proportional share of the accumulated earnings or losses, together with their share of any capital transactions, such as stock issuances. As of December 31, 2002, the Company’s consolidated subsidiaries are all wholly owned and there are no minority interest.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include those required in the valuation of intangible assets acquired in purchase combinations, allowances for doubtful accounts, sales returns and allowances, vendor specific objective evidence of the fair value of the various elements of the Company’s multiple element software transactions, valuation allowances for deferred tax assets, and warranty obligation accrual. Actual results could differ from those estimates.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company sells a significant amount of its products through intermediaries such as distributors, resellers and others. The Company’s top ten distributors typically represent approximately 40% to 45% of net sales in any quarter. The Company two largest distributors accounted for approximately 35% of net revenue during 2002.

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

      Some of the Company’s distributors may experience financial difficulties, which could adversely impact collection of accounts receivable. The Company regularly reviews the collectibility and credit-worthiness of its distributors to determine an appropriate allowance for doubtful accounts. The Company’s bad debt allowance was approximately $6.6 million at December 31, 2002 and $8.4 million at December 31, 2001. The Company’s uncollectible accounts could exceed our current or future allowances.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

      The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive loss. Where the United States Dollar is the functional currency of the subsidiary, all remeasurement adjustments are recorded in the statement of operations.

      Foreign currency transaction gains and losses, which to date have not been material, are included in the consolidated statements of operations.

Derivatives

      The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company’s use of derivative financial instruments is discussed in Note 7 to these Notes to the Consolidated Financial Statements.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are presented at cost less accumulated depreciation and amortization (See Note 8 of these Notes to Consolidated Financial Statements). Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives as follows:

•	computer hardware and software — three to five years;

•	office furniture and equipment — three to seven years; and

•	leasehold improvements — the shorter of the lease term or the estimated useful life of the asset.

      The capitalizable costs associated with facilities are accumulated on the balance sheet until the facility/construction is substantially complete and is placed into service. Capitalized interest is calculated on all projects in progress in accordance with SFAS 34 “Capitalization of Interest Costs.” Interest capitalization begins when three conditions have been met 1) expenditures have occurred, 2) activities necessary to prepare the asset have begun, and 3) interest cost has been incurred. For 2002, the Company recorded $0.8 million in capitalized interest. No capitalized interest was recorded for the years 2001 and 2000.

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

Goodwill

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of January 1, 2002, the Company adopted SFAS 142 and has ceased to amortize goodwill. In lieu of amortization, the Company is required to perform an impairment review of its goodwill balance on at least an annual basis, upon the initial adoption of SFAS No. 142 and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. This impairment review involves a two-step process as follows:

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-Lived Intangibles and Long-Lived Assets

      Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives of the Company’s identifiable intangibles is one to five years (see Note 10 to these Notes to Consolidated Financial Statements).

      We account for finite-lived intangibles and long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this standard, the Company reviews finite-lived intangibles or long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value such assets may not be recoverable. Factors considered important which could trigger an impairment include, but are not limited to:

•	significant under performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	our market capitalization relative to net book value; and

•	a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

      Based upon the existence of one or more of the above indicators of impairment, recoverability is assessed based upon an estimate of undiscounted cash flows resulting from the use of the assets and its eventual disposition. Measurement of an impairment loss is based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Finite-lived intangibles and long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less the costs to sell.

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

Investments

      Investments consist of minority investments in non-publicly and publicly traded companies in which the Company holds less than a 20% interest and does not exercise significant influence. The private investments

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with no concurrent revenue arrangements are included in other assets on the Company’s balance sheet and are carried at original cost, less reductions related to other-than-temporary declines in value. In accordance with APB Opinion No. 29, investments with concurrent revenue arrangements, are carried at cost, less the amounts received under the revenue arrangement when fair value cannot be readily determined. The public investments are included in short-term marketable securities and are carried at fair value with resulting unrealized gains (losses), net of related taxes, included on the Company’s balance sheet as a component of accumulated other comprehensive income (loss). The Company assesses the recoverability of its investments on a regular basis. Factors that the Company considers which could trigger an other than temporary decline in the value of such investments include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in market conditions. For public investments, the Company also considers the period of time the fair value of the investment has been less than its carrying value. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $0.2 million and $20.6 million in 2002 and 2001, respectively

Fair Value of Financial Instruments

      Carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of the Company’s investments in marketable securities are disclosed in Note 6 to the Notes to these Consolidated Financial Statements. The fair value of the Company’s derivative instruments is disclosed in Note 7 to the Notes to these Consolidated Financial Statements. The fair value of the Company’s convertible debt instruments is disclosed in Note 13 to the Notes to these Consolidated Financial Statements.

Revenue Recognition

      The Company’s revenue is derived from primarily two sources (i) product revenue, which includes software license, hardware, retail and royalty revenue and (ii) services and support revenue which includes software license maintenance and support, training, consulting, and on-line subscription revenue.

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

      The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, the Company does not bifurcate the fee and apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition.” In addition, the Company applies the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to its on-line subscription software transactions.

      Product revenue from the license of the Company’s software products and sale of hardware products where the software is and is not incidental is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates and

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer support is deferred and recognized ratably over the service period. On-line subscription revenue is recognized ratably over the service period, which is generally one year. Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement. Revenue on one-year time-based subscription licenses is recognized ratably over the contract term. Royalty revenue is generally recognized upon receipt of periodic royalty reports received from customers, which generally coincides with receipt of cash.

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

      Fees due under an arrangement are generally deemed not to be fixed or determinable if a significant portion of the fee is due beyond the Company’s normal payment terms that are 30 to 90 days from the date of invoice. Fees due under an arrangement with distributors and resellers are generally deemed not to be fixed or determinable if a significant portion of the fee is due beyond the date when the products have been sold by the distributor reseller to the customers. In these cases, revenue is not recognized until the fees become due. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      The Company’s distributors are permitted to purchase software licenses at the same time they fill customer orders and to pay for hardware and retail products only when these products are resold to the distributors’ customers. In addition, the distributors have an unlimited right of return up until the point of sale. After sale, the Company must approve any returns from end-users. As a result, the Company recognizes revenue from sales to distributors and resellers when products have been sold by the distributors or resellers to their customers (sell-through or sell-out method). In addition, the Company makes an estimate of returns from end users and amounts for promotional and rebate programs based on its historical experience. The provisions are recorded as a reduction of revenue.

      For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with term and perpetual licenses), the Company allocates revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair values for the ongoing maintenance and support obligations for both term and perpetual licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

Government Contracts

      The Company enters into research and development contracts with government agencies under various pricing arrangements. Government contracting revenue is classified as services and support revenue in the accompanying consolidated statements of operations and comprehensive income (loss). Revenue from “cost-plus-fixed-fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue from “firm-fixed-price” contracts is recognized on the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to costs

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred plus management’s estimate of costs to complete. Losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable. During 2002, 2001, and 2000, the Company recognized revenue of approximately $17.3 million, $16.6 million, and $12.3 million, respectively, associated with government contracts. Associated costs were approximately $17.1 million, $14.9 million, and $12.0 million in 2002, 2001, and 2000, respectively.

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

Advertising Costs

      Advertising production costs are expensed as incurred. Media (television and print) placement costs are expensed in the period the advertising first appears. Total advertising and promotional expenses were $13.6 million, $25.1 million, and $43.7 million for 2002, 2001, and 2000, respectively.

Stock-based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Accordingly, with respect to fixed-plan awards, the Company measures the excess, if any, of the market value of its common stock on the date of the award over the exercise price of options granted as deferred compensation expense (intrinsic method) and recognizes any such excess over the vesting period using the straight-line method. With respect to variable-plan awards resulting from award modifications or award terms where the amount of shares and the exercise price are not fixed at the date of grant, the Company records stock-based deferred compensation for the excess, if any, of the market value of its common stock at the end of each reporting period (or date of exercise, forfeiture or cancellation without replacement, if earlier) over the fair value of its common stock on the date of the award or modification. The resulting deferred compensation charge to earnings will be recorded over the remaining vesting term using the accelerated method of amortization. When variable plan options become fully vested, any remaining deferred compensation is recognized.

      The Company accounts for options awarded to non-employees (consultants) at fair value using the Black-Scholes option pricing model. The resulting fair value is recognized upon performance.

      The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

      For pro forma purposes, the compensation costs for the 1997 Plan, the Stock Option Plan for Outside Directors, the 2000 Nonstatutory Stock Option Plan and the 1994 ESPP has been determined based on fair

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value at the grant date for awards from 1998 through 2002 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
Net income (loss), as reported	$128,312	$83,253	$(108,014)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	76,721	138,302	123,820
Add back: stock-based compensation expense, net of tax; included in reported net income	13,442	14,923	6,070

Pro forma net income (loss)	$65,033	$(40,126)	$(225,764)

Net income (loss) per share:
Basic-as reported	$0.86	$0.60	$(0.78)
Basic-pro forma	$0.44	$(0.29)	$(1.64)
Diluted-as reported	$0.80	$0.53	$(0.78)
Diluted-pro forma	$0.41	$(0.29)	$(1.64)

      The impact on pro forma income (loss) per share and net income (loss) in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new employees.

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

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed using the weighted-average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and potentially dilutive shares outstanding during the period. Potentially dilutive common shares include incremental common shares issuable upon exercise of stock options, stock purchase warrants, restricted stock, and potential dilution upon conversion of the convertible debt. Diluted loss per share is computed using the weighted average number of common shares and excludes potentially dilutive shares outstanding, as their effect is anti-dilutive.

Comprehensive Income (Loss)

      Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income (loss).

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For 2002, 2001 and 2000 other comprehensive income (loss) is comprised of the following items (in thousands):

	Before		Net of
	Income Tax	Income Tax	Income Tax

2002
Unrealized loss on marketable securities and investments, net	$(8,808)	$3,523	$(5,285)
Net realized gain on marketable securities and investments	4,562	(1,825)	2,737
Impairment recognized	(198)	79	(119)
Foreign currency translation gain	10,744	—	10,744

Total other comprehensive income	$6,300	$1,777	$8,077

2001, As Restated
Unrealized gains on marketable securities and investments, net	$15,943	$(6,377)	$9,566
Net realized gain on marketable securities and investments	10,242	(4,096)	6,146
Impairment recognized	(20,631)	8,251	(12,380)
Foreign currency translation gain	5,961	—	5,961

Total other comprehensive income	$11,515	$(2,222)	$9,293

2000, As Restated
Unrealized loss on marketable securities and investments, net	$(41,082)	$16,433	$(24,649)
Net realized gain on marketable securities and investments	40,551	(16,220)	24,331
Foreign currency translation loss	(8,660)	—	(8,660)

Total other comprehensive loss	$(9,191)	$213	$(8,978)

      Accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	2002	2001	2000

		(As Restated)	(As Restated)
Unrealized gain on available-for-sale securities	$1,454	$4,121	$789
Cumulative translation adjustment	22,704	11,960	5,999

Total	$24,158	$16,081	$6,788

Recent Accounting Pronouncements

Accounting for Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets, including lease restoration obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company adopted SFAS 143 effective January 1, 2003. The adoption

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS 143 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Accounting for Extraordinary Items and Discontinued Operations

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002 and require retroactive application. Upon adoption of this Standard, the Company will not classify the losses related to the repurchases of its’ outstanding debt in 2003 as extraordinary.

Accounting for Exit or Disposal Activities

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Exit Costs Associated With or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement.

      SFAS 146 supersedes the Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). Accordingly, SFAS 146 prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred.

      SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 during the fourth quarter of 2002. The adoption of SFAS 146 will not impact the Company’s restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and other applicable pre-existing guidance.

Accounting for Stock-Based Compensation Charges

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim disclosure requirements are effective for interim periods beginning after December 15, 2002. As the adoption of this standard involves disclosures only, there was no material impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in SFAS 133. (ii) clarifies when a derivative contains a financing component and (iii) amends the definition of an underlying to conform it to language in FIN 45. SFAS 149 is generally effective for contract entered into or modified after June 30, 2003. The Company has adopted the provisions of SFAS 149 which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) as defined in SFAS 150. The Company has adopted the provisions of SFAS 150 which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows based on the types of financial instruments the Company currently has issued.

Accounting for Multiple Deliverable Revenue Arrangements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangement” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).” The Company will adopt the provisions of EITF 00-21 for transactions to which SOP 97-2 does not apply, such as sales of hardware without software and on-line subscription software applications in the quarter ended June 30, 2003. The adoption of EITF 00-21 did not have a significant impact on its consolidated financial position, results of operations or cash flows.

Accounting for Reimbursements

      In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This issue deals with classification in the statement of operations of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central on-going operations. The EITF reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This issue is effective for fiscal years which began after December 15, 2001. During the quarter ended March 31, 2002, the Company adopted EITF 01-14. As a result, the Company reclassed a total amount of $1.5 million from cost of revenue to revenue for the year ended December 31, 2001. This reclassification has not been performed for 2000, as it is impracticable to do so.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Retroactive Insurance Contracts

      In May 2003, the EITF reached a consensus on Issue No. 03-03, “Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises to Claims-Made Insurance Policies” (“EITF 03-03”). The consensus requires the insured company to determine if their claims-made policy is retroactive, prospective, or both and account for the policy accordingly. A policy has a retroactive provision if it covers a specific known claim(s) that was reportable before the policy’s effective date. The continued applicability of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” (“FIN 39”) to the recording of liabilities and the related insurance recoverables is also addressed. Since FIN 39 does not allow for offsetting the insurance liability with the recoverable, regardless of whether the company is recording the insurance policy as prospective or retroactive, there will likely be a balance sheet gross-up for all covered losses. EITF 03-03 is applicable to all claims-made insurance arrangements entered into beginning in a company’s next reporting period following ratification which is June 30, 2003 for the Company. The Company is assessing the potential impact of EITF 03-03 on its consolidated financial position, results of operations or cash flows.

Accounting for and Disclosure of Guarantees

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability (at fair value) be recorded in the guarantor’s balance sheet upon issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees and indemnifications that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees and indemnifications issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company has adopted FIN 45, which did not have a material impact on its consolidated financial position, results of operations, or cash flows.

Accounting for Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 (December 31, 2003 for the Company) for any variable interest entities or potential variable interest entities created before February 1, 2003. We are studying the impact of FIN 46 on our consolidated financial position, results of operations and cash flows.

3.	Restatement of Consolidated Financial Results

      On March 26, 2003, the Company announced that, as a result of information obtained in connection with ongoing Securities and Exchange Commission (“SEC”) and Department of Justice investigations into its previously issued consolidated financial statements, it would restate its 2000, 1999 and 1998 financial results to reflect sales to distributors and resellers on a sell-through basis, which is how the Company has recognized revenue from sales to distributors and resellers since the beginning of 2001. In the course of the preparing the 1998 through 2000 consolidated financial statements to properly reflect sales to distributors and resellers on the sell-through basis, the Company identified other items and errors for which accounting adjustments were necessary, which resulted in further restatement adjustments to its consolidated financial statements for 2001, 2000, 1999, 1998 and 1997. In addition to the financial statements contained herein, the Company has filed

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amendment No. 2 to its 2000 Annual Report on Form 10-K containing the Company’s restated consolidated financial statements for each of the years in the three-year period ended December 31, 2000.

      In June 2002, the Company filed Amendment No. 1 to its 2001 Annual Report on Form 10-K/ A with the SEC to restate financial statements for 2001, 2000 and 1999. This previous restatement (i) corrected certain inaccuracies found in its accounts for 1998 through 2000 and (ii) gave retroactive effect to the adoption of EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Many of the previous accounting inaccuracies pertained to amounts that were reclassified from tax liability accounts to the operating and administrative liability accounts, thereby causing the expenses to be understated. Other previous accounting inaccuracies included reclassification of tax liability accounts to the sales return allowances account, reclassification of amounts from a operating and administrative liability account to a marketing liability account, and the recording of payments to a distributor in a balance sheet tax liability account instead of reducing net revenue. This previously filed financial information for 2001 and 2000 set forth within Amendment No. 1 to the Annual Report on Form 10-K/ A for 2001 is referenced herein “as reported.” All restated information for 2001 and 2000 is referenced herein “as restated.”

      The revenue restatement adjustments recorded in this restatement primarily result in increased revenue related to the recognition of revenue deferred in prior periods, although certain adjustments during 1998 through 2000 result in permanent reductions in revenue. The adjustments include (i) amounts deferred from 1998 through 2000 and recognized in subsequent periods as a result of (a) conversion from a sell-in basis to the sell-through or consignment basis of accounting for revenue from distributors and resellers to properly report revenue on these sales and (b) errors previously made in the application of the revenue recognition principles under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), and (ii) permanent reductions in revenue as a result of the presence of concurrent investments in customers and errors due to misclassifications between revenue and expense. The net effect of these revenue adjustments is to increase total revenue by $259.2 million and $11.6 million in 2001 and 2000. The Company has also made certain deferrals and adjustments to its expenses in connection with these revenue adjustments and has made certain other adjustments to its expenses. For example, the Company made adjustments to its expenses to defer cost of revenue to the period in which related deferred revenue was recognized. The net effect of these adjustments is to increase 2001 expenses by $20.7 million and decrease 2000 expenses by $28.7 million. As a result of these adjustments to revenues, expenses and other accounts, the Company is also making certain income tax-related adjustments which increase the provision for income taxes $54.6 million and $24.4 million in 2001 and 2000. A subsequent effect of the prior period restatement adjustments was to increase 2002 net revenue by $101.2 million and increase 2002 net income by $38.1 million. In addition, the Company expects these adjustments will increase net revenue in 2003 and 2004 by approximately $5.7 million and $0.3 million, respectively.

      The restatement adjustments described herein required an evaluation of a number of complex criteria and significant accounting judgments by the Company.

      The following table summarizes the net effect of the restatement adjustments on cumulative net revenues for 2000 through 2001 and reflects the amount of net revenue deferred to later periods (in millions). The primary net effect of the revenue restatement adjustments is to defer revenue in 1998 through 2000 and recognize a greater amount of revenue in 2001 through 2004. Excluding permanent reductions and the impact of currency conversions, there was no reduction in aggregate net revenue as a result of the restatement over the affect periods. Several adjustments, such as the reduction in revenue as a result of the concurrent investments

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in customers and misclassifications between revenue and expense, have caused a permanent reduction in the Company’s revenues.

Cumulative 2000 through 2001 net revenue, as previously reported	$1,510.2
Permanent reductions in revenue:
Collection not reasonably assured	0.3
General and administrative expenses	(3.5)
Reclassifications for payments to distributors	(14.1)
Investments in customers	(2.6)

Total permanent reductions in revenue	(19.9)
Revenue deferred as of December 31, 1999 recognized in 2000 through 2001	290.7

Total increase in cumulative net revenue, as previously reported in 2000 and 2001	270.8

Cumulative 2000 and 2001 net revenue, as restated	$1,781.0

Revenue recognized or to be recognized in 2002, 2003 and 2004	$107.2

      The consolidated statement of operations impact of all of the adjustments discussed herein is to decrease the Company’s net loss by $183.9 and $15.9 million in 2001 and 2000. The following table summarizes the net effect of the restatement adjustments on the cumulative net loss for 2000 through 2001(in millions):

	2000-2001

Cumulative net loss, as previously reported		$(224.6)
Restatement adjustments to net revenue		270.8
Expense adjustments:
Collection not reasonably assured	(3.5)
Business combinations	10.2
General and administrative expenses	3.5
Reclassification for payments to distributors	15.2
Investments in customers	11.0
Cumulative translation adjustment	(1.3)
Cost of revenue	(16.3)
Stock-based compensation	(1.6)
Income tax effects of restatement adjustments	(79.1)
Other	(9.1)

Total restatement expense adjustments		(71.0)

Net restatement adjustments		199.8

Restated cumulative net loss		$(24.8)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth selected consolidated financial data for the Company, showing previously reported annual amounts, and restated amounts, for 2001:

Consolidated Balance Sheet

	December 31, 2001

	As Previously
	Reported	As Restated	Difference

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$612,832	$612,832	$—
Short-term marketable securities	135,761	135,761	—
Accounts receivable, net	136,366	136,346	(20)
Prepaid expenses, income taxes and other current assets	54,959	59,964	5,005
Deferred taxes	142,869	167,378	24,509

Total current assets	1,082,787	1,112,281	29,494
Long-term marketable securities	194,357	194,357	—
Property and equipment 612,832	68,454	68,454	—
Deferred taxes	84,399	82,576	(1,823)
Intangible assets, excluding goodwill, net	28,124	28,124	—
Goodwill, net	156,930	128,112	(28,818)
Other assets	18,853	18,853	—

Total assets	$1,633,904	$1,632,757	$(1,147)

LIABILITIES
Current liabilities:
Accounts payable	$26,368	$26,367	$1
Accrued liabilities	293,583	288,652	(4,931)
Deferred revenue	250,048	354,226	104,178

Total current liabilities	569,999	669,246	99,248
Deferred taxes	20,445	0	(20,445)
Deferred revenue, less current portion	24,312	25,265	953
Convertible debt	578,850	578,850	—
Other long term liabilities	393	393	—

Total liabilities	1,193,999	1,273,753	79,754

Minority interest	17,311	17,511	200
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	1,406	1,406	—
Additional paid in capital	742,315	752,439	10,124
Cumulative other comprehensive loss	(30,345)	16,081	46,426
Accumulated deficit	(290,782)	(428,433)	(137,651)

Total stockholders’ equity	422,594	341,493	(81,101)

Total liabilities, minority interest and stockholders’ equity	$1,633,904	$1,632,757	$(1,147)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth selected consolidated financial data for the Company, showing previously reported annual amounts, and restated amounts, for 2001 and 2000:

Consolidated Statement of Operations for the Years Ended December 31, 2001 and 2000

	Year Ended December 31, 2001			Year Ended December 31, 2000

	As Previously			As Previously
	Reported	As Restated	Difference	Reported	As Restated	Difference

	(In thousands, except per share data)
Net revenue:
Product	$533,538	$633,572	$100,034	$457,964	$438,485	$(19,479)
Services and support	278,946	438,088	159,142	239,778	270,887	31,109

Total net revenue	812,484	1,071,660	259,176	697,742	709,372	11,630

Cost of net revenue:
Product	103,052	114,917	11,865	113,394	117,801	4,407
Services and support	56,536	56,536	—	42,301	42,301	—

Total cost of net revenue	159,588	171,453	11,865	155,695	160,102	4,407

Operating costs:
Research and development	146,701	146,701	—	172,968	172,968	—
Marketing and sales	419,957	421,583	1,626	377,001	358,295	(18,706)
General and administrative	109,946	111,106	1,160	85,064	91,277	6,213
Provision for (recovery from) doubtful accounts, net	(9,673)	7,449	17,122	9,924	4,785	(5,139)
Amortization of intangibles	64,110	56,064	(8,046)	66,282	58,236	(8,046)
Acquisition, restructuring and other related costs	3,821	3,821	—	—	—	—

Total operating costs	734,862	746,724	11,862	711,239	685,561	(25,678)

Income (loss) from operations	(81,966)	153,483	235,449	(169,192)	(136,291)	32,901
Interest and other income	28,631	27,993	(638)	44,624	43,018	(1,606)
Interest and other expense	(24,697)	(24,682)	15	(18,169)	(18,202)	(33)
Gain (loss) on investments, net	7,280	10,242	2,962	40,361	40,551	190
Impairment of strategic and other investments	(20,631)	(20,631)	—	(10,000)	—	10,000

Income (loss) before provision for income taxes and minority interest and extraordinary item	(91,383)	146,405	237,788	(112,376)	(70,924)	41,452
Provision for income taxes	11,409	66,020	54,611	16,504	40,944	24,440

Net income (loss) before minority interest and extraordinary item	(102,792)	80,385	183,177	(128,880)	(111,868)	17,012
Minority interest in loss of consolidated subsidiaries	411	1,137	726	4,954	3,854	(1,100)

Income (loss) before extraordinary item	(102,381)	81,522	183,903	(123,926)	(108,014)	15,912
Extraordinary item, gain on repurchase of debt, net of taxes	1,731	1,731	—	—	—	—

Net income (loss)	$(100,650)	$83,253	$183,903	$(123,926)	$(108,014)	$15,912

Other comprehensive income (loss):
Unrealized gain (loss) on investments	$1,950	$2,239	$289	$2,654	$857	$(1,797)
Foreign currency translation gains (loss)	(1,029)	7,054	8,083	(23,963)	(9,835)	14,128

Comprehensive income (loss)	$(99,729)	$92,546	$192,275	$(145,235)	$(116,992)	$28,243

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001			Year Ended December 31, 2000

	As Previously			As Previously
	Reported	As Restated	Difference	Reported	As Restated	Difference

	(In thousands, except per share data)
Basic net income (loss) per share:
Income (loss) before extraordinary item	$(0.74)	$0.59	$1.33	$(0.90)	$(0.78)	$0.12
Extraordinary item, gain on repurchase of debt, net of taxes	0.01	0.01	—	—	—	—

Net income (loss) per share — basic	$(0.73)	$0.60	$1.33	$(0.90)	$(0.78)	$0.12

Shares used in per share calculation — basic	137,847	137,847		138,072	138,072

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$(0.74)	$0.52	$1.26	$(0.90)	$(0.78)	$0.12
Extraordinary item, gain on repurchase of debt, net of taxes	0.01	0.01	—	—	—	—

Net income (loss) per share — diluted	$(0.73)	$0.53	$1.26	$(0.90)	$(0.78)	$0.12

Shares used in per share calculation — diluted	137,847	164,200		138,072	138,072

Net Revenue and Related Expense Adjustments

      The following is a description of the restatement adjustment categories impacting net revenue, as reported (in thousands):

	Years Ended December 31,

	2001	2000	Total 2000-2001

Net revenue, as previously reported	$812,484	$697,742	$1,510,226
Revenue restatement adjustments:
Restatement to sell-through basis of revenue recognition	82,384	49,359	131,743
Allocation of revenue in multi-element arrangements	157,563	(9,009)	148,554
Collection not reasonably assured	3,013	(2,674)	339
Allowances for sales returns and other revenue adjustments	596	(8,136)	(7,540)
General and administrative expenses	—	(3,519)	(3,519)
Reclassifications for payments to distributors	—	(14,114)	(14,114)
Investments in customers	—	(2,563)	(2,563)
Other revenue adjustments	15,620	2,286	17,906

Total revenue restatement adjustments	259,176	11,630	270,806

Net revenue, as restated	$1,071,660	$709,372	$1,781,032

Restatement to Sell-through Basis of Revenue Recognition

      The Company sells certain of its products through distributors and other resellers. Since January 1, 2001, the Company has reported revenue from sales to distributors and resellers on a sell-through basis. Through December 2000, business arrangements with the Company’s distributors and resellers were believed to require payment within a customary collection period and provide limited return rights under specific circumstances and revenue recognized upon shipment, net of allowances for estimated returns. Under the provisions of

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 48, Revenue Recognition When Right-of-Return Exists, or SFAS No. 48, specific criteria must be met for revenue to be recognized upon shipment when the buyer has the explicit or implicit right to return the product. In error, the Company previously concluded that the criteria of SFAS No. 48 and SOP 97-2 had been satisfied and revenue from its distributors and resellers was recognized on a sell-in basis, net of allowances for estimated returns. The Company has determined that in 1998, 1999 and 2000 it did not meet the criteria of SFAS No. 48 and SOP 97-2 that requires the vendor’s obligation to the buyer be complete and the fees be fixed or determinable at the time of product shipment. The Company provided concessions, including return rights and stock rotation rights, outside the contractual terms, and in some instances facilitated the resale of the Company’s products by its distributors. In addition, in some instances, distributors and resellers were not obligated to pay for delivered inventory until they had sold the inventory. Accordingly, the Company has adjusted revenue on distributor and reseller transactions prior to 2001 to reflect the sell-through basis of revenue recognition.

      The total restatement adjustments required under our change to a sell-through revenue recognition policy resulted in previously reported net revenue increasing by $82.4 million, $49.4 million and $137.0 million in 2001, 2000 and 1999, respectively, and decreasing in 1998 by $303.0 million. Revenue in 2002 and 2003 was increased or will increase by $25.2 million and ($1.4) million, respectively, as a result of this change in revenue recognition method.

Allocation of Revenue in Multiple-element Arrangements

      The accounting treatment with respect to certain revenue arrangements with multiple obligations in 1998 through 2000 has been adjusted to correct certain errors. The Company’s software license arrangements typically include the licensing of software and maintenance and support services or post contract support (“PCS”). SOP 97-2, as amended by SOP 98-9, provides that for arrangements with multiple obligations, such as the sale of software licenses with undelivered PCS, revenue is allocated to each element of the arrangement based on the vendor’s specific objective evidence (“VSOE”) of fair value of the undelivered elements. Where evidence of fair value of the undelivered elements are determinable and the fair value of the delivered element (e.g. the license) is not determinable, the Company defers revenue for the arrangement equivalent to the fair value of the undelivered elements (e.g. PCS) and recognizes revenue on the delivered element under the residual value method. If the evidence of fair value of undelivered PCS is not determinable, then the entire arrangement fee is recognized ratably over the period that PCS is provided or until evidence of fair value is established. When evidence of fair value is established at a later date, the fair value of the undelivered elements is deferred and the residual portion of the fee is recognized as license revenue.

      For its enterprise multi-element products, the Company unbundles and defers revenue from the undelivered PCS element and recognizes revenue with respect to the delivered license element. For one-year and two-year term software licenses in 1998 through 2000, amounts were allocated based on the list price of the license and the PCS element. In other instances in 1998 through 2000, the Company allocated revenue to the PCS element based on the amount invoiced to the customer. Further, when customers were offered a discount on the list price of bundled licenses and PCS, the discount was allocated proportionately based on list price for the license and PCS in 1998 through 2000. The Company has determined that these discounts should have been allocated entirely to the delivered license elements. In addition, the Company has reevaluated whether its methods for allocating revenues to the PCS element was supported by sufficient evidence of the fair value of the PCS based on prices for which PCS was sold separately. For some enterprise products in 1998 through 2000, the Company determined that sufficient evidence of fair value did not exist. For other products, evidence of fair value existed, but the amount of deferred revenue should have been greater. These correcting adjustments in 1998 through 2000 cumulatively resulted in the deferral of $139.5 million and $46.0 million to 2001 and 2002, respectively. For these periods, the deferred amounts have been, or will be, recognized as service and support revenue.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Upon review of maintenance and support agreements included with the sale of retail licenses in 1998 through 2000, the Company determined it had inappropriately established the fair value for the PCS element (updates to virus definition files) of these arrangements. As the Company did not sell the PCS separately until late 2000, all license and PCS revenue under the arrangement should have been deferred and recognized over the three-year estimated life of the retail license or until evidence of fair value of the PCS was established. In addition, in 1999 and 2000, McAfee.com’s carve-out financials established VSOE of fair value for PCS of its retail licenses based on renewal rates offered on its Web site. However, the renewal rate for PCS used by McAfee.com to establish the VSOE of fair value of updates was not sufficiently similar to the PCS offering included with the software license sold. As a result, the Company recorded adjustments related to its retail licenses and McAfee.com’s arrangements in 1998 through 2000 to recognize all related license and PCS revenue ratably over the estimated life of the retail licenses of three years until the VSOE of fair value of PCS was established in the fourth quarter of 2000. At that time, the VSOE of fair value for PCS was established based on an annual renewal rate for the PCS element included with its retail licenses.

      In addition, the Company identified an element in certain retail product offerings in 1998 through 2000 that provided for a free upgrade for 90 days after purchase that had originally not been considered in determining the allocation of revenue to the various elements in the arrangement. Since the Company does not sell such an upgrade right separately, VSOE of fair value for the upgrade right could not be established and all revenue related to these products has been deferred until the 90-day period expires.

      The Company also examined significant licensing arrangements with end-user customers in 1998 through 2000 to evaluate whether VSOE of fair value had been adequately established for PCS. As a result, the Company recorded adjustments in 1999 and 2000 deferring revenue previously recognized upon shipment of software licenses which will be recognized over the PCS term (generally 2 to 3 years). Additional adjustments were recorded for other arrangements in 1998 through 2000 where the Company was required to provide an element of the arrangement over a contractual term and there was no VSOE of fair value of this element. In these instances, all the revenue under the arrangement was deferred and recognized ratably over the contract term.

      Overall correcting adjustments to multi-element revenue arrangements resulted in the same amount of revenue recognized in total cumulatively over all periods affected, excluding the effect of currency related adjustments. However, as there was a significant increase in deferred revenue for PCS offset by a commensurate decrease in product revenue in 1998 through 2000, service and support revenue increased or will increase in 2001, 2002 and later periods.

Collection Not Reasonably Assured

      Several of the Company’s distributors were undergoing financial difficulty during 1998, 1999 and 2000. However, the Company continued in error to recognize revenue from these distributors upon shipment of product to the distributor. Revenue from these distributors should have been recognized upon receipt of cash as one of the criteria for revenue recognition under SOP 97-2 is that collectibility is reasonably assured.

      The Company routinely records an allowance for product returns and other revenue adjustments (“Revenue Allowance”) for a variety of reasons including product returns, estimates for price adjustments provided to distributors to meet competitor’s prices as well as other expected incentives. Revenue Allowances are recorded as an offset to revenue, reducing the net revenue reported in the consolidated statement of operations. Upon review of transactions recorded into the provision for doubtful accounts in 1998 through 2000, the Company identified excess allowances for doubtful accounts transferred to the Company’s Revenue Allowances. Net revenue was increased by releasing excess allowances for doubtful accounts (i) to increase the Revenue Allowance or (ii) into revenue when the Revenue Allowance was deemed no longer necessary. Correcting adjustments have been recorded in 1998 through 2000 to reduce revenue for the misclassified amounts with an offsetting decrease in the provision for doubtful accounts.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowances for Sales Returns and Other Revenue Adjustments

      In the ordinary course of business, the Company issues credit memorandums to its customers for product returns and other business purposes, which result in a reduction of revenue. In connection with the restatement to the sell-through basis of revenue recognition, the Company gave appropriate effect to previously issued credit memorandums and related allowances by moving the credit memorandums to the period the related revenue was recognized and eliminating those credit memorandums applicable to sell-in revenue recognition but not sell-through revenue recognition (e.g., distribution product returns and stock rotation). While these adjustments in 1998 through 2000 increased or decreased revenue in specific periods, there was no overall reduction in revenue when considering all periods affected.

General and Administrative Expenses

      The Company also establishes accruals for a variety of costs that are normally charged to general and administrative expense as incurred. The Company routinely records Revenue Allowances based primarily on estimates for price adjustments provided to distributors to meet competitor’s prices as well as other expected incentives to be provided to distributors. Revenue Allowances are an offset to revenue. In connection with the restatement of the Company’s 1998 through 2000 financial statements, the Company determined that excess accruals were in error reclassified to Revenue Allowances causing revenue and expenses to be overstated. Additionally, certain discounts provided to consumers were originally recorded as interest expense rather than a reduction of revenue. Correcting adjustments have been recorded to reduce revenue with an offsetting decrease in general and administrative expense in 2000 and a decrease in interest expense in 1999.

Reclassifications for Payments to Distributors

      During the three months ended March 31, 2002, the Company adopted EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. EITF 01-09 requires that payments to customers or reductions in their accounts receivable for certain marketing related amounts previously classified as charges to marketing expense be reclassified as reductions of revenue. Upon adoption of EITF 01-09, the Company was required to retroactively reclassify amounts recognized for such payments in previously issued consolidated financial statements to comply with the statement of operations presentation requirements of the consensus. As these adjustments have the effect of reducing both previously reported net revenue as well as previously reported marketing costs, the reclassification has no impact on previously reported net loss. As prescribed in EITF 01-09, the Company previously reclassified approximately $32.7 million from marketing expense to reduction of revenue for 2000. As a result of further investigation, the Company has determined the provisions of EITF 01-09 required additional reclassifications reducing revenue and expense in 2000 of $11.4 million.

Investments in Customers

      The Company, in certain instances, licensed its products to certain customers immediately prior to, contemporaneously with, or immediately after acquiring an equity position in those customers. The Company subsequently determined that the transaction lacked economic substance or the fair value of the underlying equity investments could not be readily determined. Therefore, these transactions should have been accounted for as non-monetary exchanges in accordance with APB Opinion No. 29, “Accounting for Nonmonetary Transactions”(“APB 29”). Under APB 29, the exchange of assets when fair value cannot be readily determined is recorded at the historical cost of the asset surrendered. As a result, the carrying value of certain investments was reduced by the amount of license or services revenue previously recognized in the restatement of the Company’s consolidated financial statements. This has resulted in a reduction in revenues of $9.2 million and $2.6 million in 1999 and 2000, respectively. In addition, loss from the disposition or

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment of the related investments was also reduced by $9.2 million and $1.8 million in 2000 and 2001, respectively.

Other Revenue

      The Company recorded certain other restatement adjustments in 2001 and 2000, including an adjustment to credit accumulated other comprehensive income (loss), reduced revenue in 2000 and increased revenue in 2001, relating to the effects of translating the adjusted financial statements of the foreign subsidiaries into the Company’s reporting currency. As noted elsewhere, excluding the effect of currency related adjustments, the Company determined no revenue was lost as a result of its change to the sell-through revenue recognition for years prior to 2001 or the corrections made in connection with multi-element revenue arrangements in 1998 through 2000. The impact of the related currency translation adjustments is included in this line item.

Expense and Other Adjustments

Cost of Product Revenue

      The Company’s cost of net product revenue consists primarily of the following: cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network fault and performance products, computer platforms and other hardware components. The cost of net product revenue has been adjusted to reflect the Company’s conversion to a sell-through revenue recognition as discussed in “Restatement to Sell-through Revenue Recognition” above. Adjustments have been recorded to defer and recognize cost of product revenue in the same periods that the related revenue is recognized. As of December 31, 2002, cost of net product revenue deferred to future periods is $0.5 million.

Business Combinations

      The original accounting treatment with respect to certain purchase transactions has been corrected. Net assets in these transactions were recorded at their estimated fair values with the excess of the purchase price over the fair value of acquired net assets allocated to goodwill. The Company has determined adjustments were required based on its consideration of subsequent events or re-examination of the original estimates of fair value related to liabilities assumed, including restructuring accruals, and deferred tax assets. The net effect of the adjustments was to reduce the total purchase price of Magic Solutions and CyberMedia, both acquired in 1998, by $13.0 million and $44.2 million, respectively, with a resulting decrease in goodwill and related amortization of goodwill in 2000 and 2001.

Stock-based Compensation Charge

      The Company determined stock-based compensation charges of $1.4 million originally recorded in the first quarter of 2002 should have been recorded in 2000 and recorded an increase in stock-based compensation of that amount in 2000 and reversed the charge in the first quarter of 2002.

Tax Provision

      The tax provision for all periods presented was adjusted for the impact of adjustments described above and adjustments to previously reported current income tax expense for the effects of changes in tax accruals for tax exposure items.

McAfee.com

      Effective January 1, 1999, the Company contributed its consumer e-commerce business to its then wholly owned subsidiary, McAfee.com and entered into a number of related inter-company agreements. Pursuant to

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the license agreement under which McAfee.com licensed certain of its technologies, including its McAfee anti-virus software, McAfee.com was obligated to pay the Company a royalty on certain related revenue. In December 1999, McAfee.com completed its initial public offering. In September 2002, the Company acquired all the outstanding publicly held shares of McAfee.com (representing approximately 25% of McAfee.com’s then-outstanding common stock) and McAfee.com was merged into the Company.

      For 2001 and 2000, on a stand-alone basis, McAfee.com reported net revenue of $62.0 and $46.9 million and a net loss of $0.9 and $27.5 million. In 2001, the effect of the restatement adjustments (described in the sections above) on McAfee.com’s stand-alone results was to decrease 2001 net revenue by $3.6 million, primarily reflecting a VSOE of fair value related decrease of $1.1 and a concurrent equity investment related decrease of $2.3 million. The aggregate impact on 2001 was to increase reported net loss by $3.9 million. In 2000, the effect of the restatement adjustments on McAfee.com’s stand-alone results was to increase 2000 net revenue by $6.7 million, primarily reflecting a VSOE of fair value related increase of $10.3 million and a concurrent equity investment related increase of $1.2 million. The aggregate impact on 2000 was to decrease reported net loss by $7.5 million.

      The effect of the restatement adjustments on McAfee.com’s stand-alone results of operations from January 1, 2000 through the September 2002 merger date is a $6.5 million increase in net revenue and a $8.8 million decrease in net loss.

      Additional information regarding the Company’s restatement adjustments in 1998 and 1999 is located in the Company’s consolidated financial statements for each of the years in the three-year period ended December 31, 2000, as filed in Amendment No. 2 to the Company’s 2000 Form 10-K.

4.	Business Combinations and Other

      In September 2002, the Company repurchased the 25% minority interest in its McAfee.com subsidiary for $219.9 million in cash and stock. The Company issued 8.3 million shares of its common stock valued at $14.62 per share, which corresponds to the average market price of the Company’s common stock two days before and after the date the terms of the acquisition were agreed and announced. The acquisition was an effort to reduce or eliminate customer, market and brand confusion due to the similarity in its products, names and web addresses and to reduce or eliminate actual and potential conflicts between the companies and their sales forces, and related senior management distraction, due to confusion over market boundaries. This acquisition increased the Company’s ownership of McAfee.com to a 100% interest and was accounted for using the purchase method of accounting. As part of the acquisition, McAfee.com was merged with and into the Company. The results of operations of McAfee.com have always been included in the consolidated income (loss) before minority interest of the Company. Prior to the acquisition, the minority interest in the McAfee.com income (loss) was excluded from the Company’s consolidated net income (loss). Since the date of acquisition on September 13, 2002, no minority interest exists in McAfee.com and accordingly the consolidated net income (loss) includes the full amount of McAfee.com results from this date. The aggregate purchase price was allocated to tangible and identified intangible assets acquired and liabilities assumed based on estimates of fair value. Identifiable intangible assets totaled $50.7 million and are amortized using an estimated useful life identified for each type of intangible ranging from two to seven years, or a weighted average period of 6.7 years. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $145.8 million has been recognized as goodwill of which none will be deductible for tax purposes.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At
September 13,
2002

(In thousands)
Deferred tax assets	$25,767
Technology	1,401
Other intangible assets	49,335
Goodwill	145,756
Minority Interest	21,044

Total assets acquired	243,303

Current liabilities	2,065
Deferred tax liabilities	21,345

Total liabilities assumed	23,410

Net assets acquired	$219,893

      The following unaudited pro forma financial information presents the combined results of the Company and McAfee.com as if the acquisition had occurred on January 1, 2001, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

	2002	2001

		(As Restated)
Net revenue	$1,043,044	$1,071,660
Income before extraordinary item	$141,308	$73,171
Net income	$141,334	$74,902
Basic net income per share:
Income before extraordinary item	$0.91	$0.50
Extraordinary item — gain on repurchase of debt, net of taxes	0.00	0.01

Net income	$0.91	$0.51

Shares used in per share calculation — basic	155,245	146,154

Diluted net income per share:
Income before extraordinary item	$0.84	$0.45
Extraordinary item — gain on repurchase of debt, net of taxes	0.00	0.01

Net income	$0.84	$0.46

Shares used in per share calculation — diluted	183,150	172,508

      The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by McAfee.com related to our exchange offer for all McAfee.com outstanding publicly held shares.

      During 2000, McAfee.com completed two acquisitions (Signal 9 Solutions Canada, Inc. and Tufans, Inc.) for a total purchase price of $22.6 million, including the issuance of approximately 550,000 shares of its Class A common stock, valued at approximately $19.6 million, cash of approximately $2.2 million and acquisition related expenses of $0.8 million. The value of the stock issued was based on the average of the

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market price of McAfee.com stock a few days before and after the date agreements were reached on the acquisition. The acquisitions were accounted for using the purchase method of accounting and McAfee.com analyzed the intangible assets to determine whether any amount should be recorded as in-process research and development. McAfee.com determined that the acquired technologies and products are largely dependent on the core technology and that new versions are released frequently and contain incremental rather than fundamental improvements. Based on this analysis, $22.3 million was recorded as goodwill and purchased technology. The purchased technology is being amortized on a straight-line basis over three years. The goodwill was amortized over three years through December 31, 2001. On January 1, 2002, the Company ceased amortization of goodwill (see Note 2 to the notes to these consolidated financial statements.) A summary of the fair value of the assets acquired as a result of these transactions, is as follows (in thousands):

Assets Acquired:
Tangible assets, primarily cash, accounts receivable and property and equipment	$654
Goodwill and purchased technology	22,304
Liabilities assumed	(378)

Total	$22,580

      On September 13, 2002, the minority interest in the above assets was adjusted to fair value as part of the acquisition by the Company of the minority interest in McAfee.com. The results of each of these acquisitions have been included in the results of McAfee.com and the consolidated results of the Company since the dates of acquisition. The historical operations of these acquisitions were not material to the Company’s financial position, results of operations, or cash flows.

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

      Due to a change in business strategy, the Company repurchased this minority interest in NAI Japan in June 2001 for approximately $10.7 million. The Company accounted for this repurchase using the purchase method of accounting and accordingly performed an allocation of the purchase price paid for this minority interest. As a result approximately $10.3 million of the purchase price was allocated to goodwill. The full results of operations of NAI Japan have been included with those of the Company since the date of acquisition of the minority interest.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Acquisitions

      In 2002, the Company acquired four entities for a total cost of $19.1 million, which was paid in cash:

•	Traxess, a provider of forensic software,

•	BySupport, one of our South America reseller

•	BySecure, one of our Central American resellers, and

•	Deersoft, a provide of anti-spam software.

      Liabilities assumed in conjunction with the acquisitions totaled $2.0 million. Intangible assets consisting primarily of acquired technology totaled $20.1 million.

5.	Sale of Assets and Product Line

      On October 9, 2001, the Board of Directors of the Company approved a plan to integrate the activities of the Company’s PGP product group into its other product groups. In addition to the integration plan, the Company began to look for a buyer for the PGP desktop encryption and Gauntlet firewall product. On February 13, 2002, the Company announced the sale of Gauntlet firewall/ VPN product to Secure Computing. As a result of the transaction, the Company received common shares of Secure Computing in exchange for the Gauntlet assets. The Company recorded a gain on sale of the product line of $6.7 million. On August 19, 2002, the Company announced the sale of PGP desktop encryption to PGP Corporation, a new venture funded company unrelated to the Company, for $2.0 million in cash. As a result of the transaction, the Company recorded a gain on sale of net assets of $2.6 million.

6.	Marketable Securities and Cash and Cash Equivalents

      Marketable securities, which are classified as available-for-sale, are summarized as follows as of December 31 (in thousands):

	2002

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$214,337	$1,634	$(16)	$215,955
Municipal debt securities	10,035	121	—	10,156
Corporate debt securities	644,410	785	(105)	645,090
Equity securities	1,500	148	—	1,648

	$870,282	$2,688	$(121)	$872,849

	2001

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$205,418	$2,228	$(42)	$207,604
Municipal debt securities	12,013	28	—	12,041
Corporate debt securities	652,024	1,637	(88)	653,573
Equity securities	1,153	1,037	—	2,190

	$870,608	$4,930	$(130)	$875,408

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, $338 million of marketable debt securities had scheduled maturities of less than three years, and $11 million of marketable debt securities had scheduled maturities of more than three years. At December 31, 2001, all marketable debt securities had scheduled maturities of less than three years. Marketable debt securities totaling $532.7 million in 2002, and $545.3 million in 2001, have maturities of less than 3 months and are classified as cash equivalents.

      The following table summarizes the components of the cash and cash equivalents balance at December 31 (in thousands):

	2002	2001

Cash and money market funds, at cost which approximates fair value	$660,901	$394,551
Corporate debt securities, primarily commercial paper	13,325	218,281

Total cash and cash equivalents	$674,226	$612,832

      The following table summarizes the gross realized gains (losses) for the years ending December 31 (in thousands):

	2002	2001	2000

Realized gains	$4,670	$7,921	$40,634
Realized losses	(832)	(641)	(273)

Net realized gain	$3,838	$7,280	$40,361

7.	Derivatives

Forward Exchange Contracts

      The Company conducts business globally. As a result, it is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to reduce exposures associated with nonfunctional currency accounts receivable and accounts payable denominated in Euros, British Pound Sterling, Singapore, Canadian and Australian dollars. The forward contracts range from one to three months in original maturity. In general, the Company does not hedge anticipated foreign currency cash flows nor does the Company enter into forward contracts for trading purposes. The Company does not use any derivatives for trading or speculative purposes.

      The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of operations as interest and other income.

      The unrealized gain (loss) on forward contracts outstanding is presented below as of December 31 (in thousands):

	2002	2001

Euro	$488	$(1)
British Pound Sterling	774	91
Singapore Dollar	15	5
Australian Dollar	155	—
Canadian Dollar	354	7

	$1,786	$102

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

      In July 2002, the Company entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”), to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Note due 2006 (the “Notes”) (See Note 13 of notes to these consolidated financial statements).

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

      The Transactions will terminate on August 15, 2006 (“Termination Date”), subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the twenty-day average closing price of the Company’s common stock equals or exceeds $22.59 per share. Depending on the timing of the early termination event, the Banks would be obligated to pay the Company an amount equal to the repurchase premium called for under the terms of the Notes.

      The Transactions qualified and were designated as a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative is recognized at fair value on the balance sheet with an offsetting entry to the income statement. In addition, changes in fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the income statement. The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest and other expense. The net gain recorded as of December 31, 2002 was approximately $1.4 million.

      In support of the Company’s obligation under the Transactions, the Company is required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of collateral is presented as restricted cash in the financial statements.

      The Transactions qualify as a fair value hedge under SFAS 133. To test effectiveness of the hedge, regression analysis has and will be performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes are calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For 2002, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

Collar

      In March 2002, the Company purchased a one-year collar consisting of 300,354 purchased put options with a strike price of $17.31 and the same number of written call options with a strike price of $22.04. Underlying both the put and call options are the Secure Computing shares. The Company designated the purchased collar as a fair value hedge of the Secure Computing available-for-sale securities received in the sales of Gauntlet assets (described in Note 5 to these Notes to Consolidated Financial Statements) in accordance with SFAS 133. At the inception of the hedge, the Company assessed that the collar was highly effective based upon expected changes in the collar’s intrinsic value. In July 2002, the Company sold its shares in Secure Computing and closed its collar. As a result the Company recorded a net gain of $284,000, which is

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as a gain of $388,000 from the sale of the collar offset by a loss of $104,000 from the sale of Secure Computing securities.

8.	Consolidated Balance Sheet Detail (in thousands):

	December 31,

	2002	2001

		(As Restated
		See Note 3)
Property and equipment:
Furniture and fixtures (useful lives of 5 to 7 years)	$23,235	$20,580
Computers and equipment (useful lives of 3 years)	170,557	141,872
Leasehold improvements (shorter of 5 years or the term of the lease)	23,528	21,360
Construction in progress	23,418	1,338

	240,738	185,150

Accumulated depreciation furniture and fixtures	(16,762)	(13,541)
Accumulated depreciation computers and equipment	(126,241)	(100,009)
Accumulated depreciation leasehold improvements	(12,872)	(7,560)

	(155,875)	(121,110)

	$84,863	$64,040

Land	$4,414	$4,414

Accrued liabilities:
Accrued taxes	$173,980	$176,554
Accrued compensation	65,138	52,319
Accrued marketing costs	6,568	11,035
Accrued legal and accounting fees	76,424	9,359
Other accrued expenses	61,348	39,385

	$383,458	$288,652

      Depreciation expense for 2002, 2001, and 2000 was $40.0 million, $43.9 million, and $23.8 million, respectively.

9.	Restructuring

      As part of the plan to integrate certain activities of the Company’s PGP product group into its other product groups and to dispose of other product lines, the Company sold its Gauntlet business during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded during the first quarter of 2002. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the Company’s restructuring accrual established in February 2002 and the activity against the accrual during the twelve months ended December 31, 2002 (in thousands):

		Severance
	Other	and
	Costs	Benefits	Total

Balance, February 2002	$190	$926	$1,116
Paid out	(190)	(926)	(1,116)

Balance, December 31, 2002	$—	$—	$—

      In connection with the same plan, the Company recorded a restructuring charge of approximately $3.8 million during the fourth quarter of 2001. The restructuring charge consists of the costs related to severance packages for 100 affected employees, of which 79 were employed in North America, 16 in Europe, Middle East, and Africa (“EMEA”), 3 in Japan, and 2 in Latin America.

      The following table sets forth the Company’s restructuring accrual established in 2001 and the activity against the accrual during 2001 (in thousands):

			Non-Cash
		Severance	Stock Based
	Other	and	Compensation
	Costs	Benefits	Charge	Total

Balance, October 9, 2001	$116	$3,186	$519	$3,821
Paid out/non-cash	(116)	(3,186)	(519)	(3,821)

Balance, December 31, 2001	$—	$—	$—	$—

      Severance and other benefits and other transaction costs were paid in cash during 2001.

10.	Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, the Company performs an impairment review of its goodwill balance on at least an annual basis. This impairment review involves a two-step process. The Company performed Step 1 of the initial goodwill impairment analysis as of January 1, 2002, as described in Note 2 of the Consolidated Financial Statements and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. As required, the Company completed its annual goodwill impairment review as of October 1, 2002 during the fourth quarter of 2002 and concluded that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill information is as follows (in thousands):

				Effects
				of
				Foreign
	January 1,	Goodwill		Currency	December 31,
	2002	Acquired	Adjustments	Exchange	2002

North America	$81,643	$145,752	$—	$—	$227,395
EMEA	$25,354	$—	$—	$70	$25,424
Japan	$12,071	$—	$—	$—	$12,071
Canada	$4,727	$—	$—	$—	$4,727
Asia-Pacific (excluding Japan)	$2,301	$—	$—	$—	$2,301
Latin America	$2,016	$—	$—	$—	$2,016

Total	$128,112	$145,752	$—	$70	$273,934

      The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the consolidated statements of operations for 2002, 2001 and 2000 (in thousands, except per share amounts):

	2002	2001	2000

		(As Restated)	(As Restated)
Income (loss) before extraordinary item:
Income (loss) before extraordinary item, as reported	$128,286	$81,522	$(108,014)
Add: Goodwill amortization, net of taxes	—	43,895	45,334

Adjusted net income (loss) before extraordinary item	$128,286	$125,417	$(62,680)

Net Income (loss)
Net income (loss), as reported	$128,312	$83,253	$(108,014)
Add: Goodwill amortization, net of taxes	—	43,895	45,334

Adjusted net income (loss)	$128,312	$127,148	$(62,680)

Income (loss) before extraordinary item per share — basic income (loss) before extraordinary item, as reported — basic	$0.86	$0.59	$(0.78)
Effect of goodwill amortization	—	0.32	0.33

Adjusted income (loss) before extraordinary item per share — basic	$0.86	$0.91	$(0.45)

Income (loss) before extraordinary item per share — diluted income (loss) before extraordinary item, as reported — diluted	$0.80	$0.52	$(0.78)
Effect of goodwill amortization	—	0.26	0.33

Adjusted income (loss) before extraordinary item per share — diluted	$0.80	$0.78	$(0.45)

Net income (loss) per share — basic Net income (loss), as reported — basic	$0.86	$0.60	$(0.78)
Effect of goodwill amortization	—	0.32	0.33

Adjusted net income (loss) per share — basic	$0.86	$0.92	$(0.45)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

		(As Restated)	(As Restated)
Net income (loss) per share — diluted Net income (loss), as reported — diluted	$0.80	$0.53	$(0.78)
Effect of goodwill amortization	—	0.26	0.33

Adjusted net income (loss) per share — diluted	$0.80	$0.79	$(0.45)

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

	December 31, 2002			December 31, 2001

		Accumulated			Accumulated
		Amortization			Amortization
		(Including Effects			(Including Effects
	Gross	of Foreign	Net	Gross	of Foreign	Net
	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other Intangible assets:
Purchased technologies	$69,286	$(45,995)	$23,291	$43,954	$(40,050)	$3,904
Trademarks, patents customer base , and other intangibles	104,540	(34,280)	70,260	48,351	(24,131)	24,220

	$173,826	$(80,275)	$93,551	$92,305	$(64,181)	$28,124

      The aggregate amortization expenses for the intangible assets listed above totaled $13.9 million, $12.9 million, and $12.1 million for 2002, 2001, and 2000, respectively.

2002

(In thousands)
Intangible assets as of December 31, 2001	$92,305
Add: Purchased technologies (amortized over 1 to 7 years)	23,028
Add: Trademarks, patents and other intangibles (amortized over 1.5 to 7 years)	56,770
Add: Change in value due to foreign exchange	1,823

Sub-total	$173,926
Subtract: Sales or write-offs	(100)

Intangible Assets as of December 31, 2002	$173,826

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2003	$21,283
2004	18,419
2005	15,553
2006	12,738
2007	10,538
Thereafter	15,020

$93,551

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments

Leases

      The Company leases its operating facilities under non-cancelable operating leases, which expire at various times ranging from the year 2002 through 2017. A description of the Company’s significant operating leases is as follows:

	Lease Expiration	Renewal Option

Corporate Headquarters,
Santa Clara, California	March 2013	None
Slough, England	December 2017	None
European Headquarters,
Amsterdam, The Netherlands	Various dates Through April 2007	Various Options
Tokyo, Japan	February 2004	2 year renewal

      In addition, the Company has leased certain equipment with various lease expiration dates through 2005.

      Future minimum payments under non-cancelable operating leases are as follows as of December 31 (in thousands):

2003	$18,899
2004	14,681
2005	13,443
2006	10,990
2007	9,129
Thereafter	8,738

Total	$75,880

      Rent expense for 2002, 2001, and 2000 amounted to $25.2 million, $25.5 million, and $18.4 million, respectively. Rental income under non-cancelable subleases amounted to $0.01 million, $1.5 million, and $3.8 million for 2002, 2001, and 2000, respectively.

12.	Warranty Cost Accrual

      The Company offers warranty on its hardware and software products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. A reconciliation of the change in the Company’s warranty obligation for the year ended December 31, 2002 follows (in thousands):

Warranty Provision as of December 31, 2001	$982
Additional accruals	4,624
Expenses incurred during the period	(4,453)

Warranty Provision as of December 31, 2002	$1,153

      Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer, licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed service arrangements. In the event the customer

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cannot use the software or service due to infringement and the Company can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then the Company may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses.

      Under the terms of certain vendor agreements, in particular, vendors used as part of the Company’s managed services, the Company agreed that in the event the service provided to the customer by the vendor on behalf of the Company infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its vendor, against any loss, expense, or liability from any damages that may be awarded against its customer. No maximum liability is stipulated in these vendor agreements. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions or claims that are probable losses.

      Under the terms of the Company’s agreements to sell the PGP and Gauntlet assets the Company agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). The maximum potential loss related to the indemnification for breach of representations or warranties is $2.4 million. No maximum liability is stipulated in the agreement related to any undiscovered liabilities. To date, the Company has paid $0.4 million under the representations and warranties indemnification.

      The Company has agreed to indemnify members of the board of directors, as well as officers of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are an agent of the Company, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgements, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. The Company does maintain insurance coverage for directors and officers liability (D&O insurance). No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors and officers of the Company. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against it members of board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance.

      If the Company believes a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Convertible Debt

      Convertible debt comprises the following amounts as of December 31 (in thousands):

	2002	2001

Zero Coupon Convertible Subordinated Debentures due 2018
Face Value	$358,500	$498,500
Unamortized Discount	(182,240)	(264,650)

	176,260	233,850

5.25% Convertible Subordinated Notes due 2006
Face Value (net of accumulated fair value adjustment of $11,012 at December 31, 2002, See Note 7 on Derivatives)	356,013	345,000

Total convertible debt	$532,273	$578,850

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

      The Debentures are convertible into common stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equates to an initial conversion price of $45.80 per share. The Debentures are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the related indenture) and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries. The Debentures may be redeemed for cash at the option of the Company beginning on February 13, 2003. At the option of the holder, the Company will purchase the Debentures on February 13, 2003, February 13, 2008 and February 13, 2013 at purchase prices (to be paid in cash or common stock or any combination thereof, at the election of the Company and subject to certain conditions) equal to the initial issue price plus the accretion of the discount on the Debentures to such dates. The Debentures may also be redeemed at the option of the holder if there is a Fundamental Change (as defined in the related indenture) at a price equal to the issue price plus the accretion of the discount on the debenture to the date of repurchase, subject to adjustment. The accretion of the discount on the Debentures is calculated using the effective interest method.

      In 2002 and 2001, the Company redeemed Debentures, which had an aggregate face amount at maturity of $140.0 million and $387.0 million respectively, at a net price of $66.2 million and $173.7 million, which was financed from the Company’s investment portfolio. In connection with these repurchases, the Company recognized extraordinary gains of approximately $26,000 and $1.7 million, net of approximately $17,000 and $1.2 million in taxes in 2002 and 2001, respectively. The gain was calculated as the difference between the accreted value of the debt, net of unamortized issuance costs, and the cost of repurchase.

      On February 18, 2003, outstanding Debentures, with an aggregate face amount at maturity of $358.5 million, became redeemable for cash at the option of the holders thereof, at which time the Company repurchased Debentures which had an aggregate face amount at maturity of $358.0 million for a net price of $177.1 million. On June 9, 2003, the Company repurchased the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.25% Convertible Subordinated Note Due 2006

      On August 17, 2001, the Company issued 5.25% convertible subordinated notes (“Notes”) due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds (after deducting fees and expenses) of approximately $335.1 million. The amortization of the issuance costs related to the Notes is calculated using the effective interest method. The Notes mature on August 15, 2006, unless earlier redeemed by the Company at its option or converted at the holder’s option. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, Notes may be converted into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes may also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related indenture) for . At any time between August 20, 2004 and August 14, 2005, the Company may redeem all or a portion of the Notes for cash at a repurchase price of 101.3125% of the principal amount. After August 14, 2005, the repurchase price is 100.0% of the principal amount. The Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the related indenture). In July 2002, the Company entered into an interest rate swap transaction with two investment banks, which results in the convertible notes being carried at fair value. (See Note 7 to the notes to the Consolidated Financial Statements).

      Aggregate maturities of the value of the long-term debt outstanding at December 31, 2002 are as follows (in thousands):

5.25%
	Zero Coupon	Convertible
	Convertible	Subordinated
	Debentures	Notes Due
	Due 2018(1)	2006(2)	Total

2003	$177,248	$—	$177,248
2004	—	—	—
2005	—	—	—
2006	—	345,000	345,000
2007 and thereafter	—	—	—

	$177,248	$345,000	$522,248

(1)	On February 18, 2003, outstanding Debentures, with an aggregate face amount at maturity of $358.5 million, became redeemable for cash at the option of the holders thereof, at which time the Company repurchased Debentures which had an aggregate face amount at maturity of $358.0 million for a net price of $177.1. On June 9, 2003, the Company repurchased the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million.

(2)	In 2003, 2004, 2005 and 2006, without giving effect to the related floating rate interest rate swap (See Note 7 to these Notes to Consolidated Financial Statements), the Company will make interest payments of $18.1 million. In the event the Notes are redeemed after August 20, 2004, the annual interest payments will be reduced.

      The fair value of the Company’s long-term debt outstanding is as follows (in thousands):

	As of December 31,

	2002	2001

Zero Coupon Convertible Debentures due 2018	$174,360	$228,587
5.25% Convertible Subordinated Notes due 2006	425,364	567,111

	$599,724	$795,698

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employee Benefit Plans

Company 401(k) and Profit Sharing Plan

      The Company’s 401(k) and Profit Sharing Plan cover substantially all Company full-time employees. Under the Company’s 401(k) and Profit Sharing Plans, the board of directors, at its discretion, can match employee contributions in an amount not to exceed 20% of total compensation. Annual amounts contributed by the Company under the plan are $4.3 million, $4.5 million, and $4.2 million in 2002, 2001, and 2000, respectively.

Company Employee Stock Purchase Plan

      Under the 1994 Employee Qualified Stock Purchase Plan (the “1994 Purchase Plan”), the Company may grant stock purchase rights to all eligible employees during one year offering periods with exercise dates approximately every six months (beginning each August and February). The Company has reserved 3.8 million shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions at exercise prices equal to 85% of the lesser of the fair value of the Company’s common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $25,000 worth of common stock in any one calendar year.

      As of December 31, 2001, the Company incurred a shortfall in the number of shares available to meet the requirements of open purchase periods. Accordingly, the Company reduced by a pro rata amount the shares available for purchase by plan participants for the purchase period ending January 31, 2002. After the purchase on January 31, 2002, the 1994 Purchase Plan was terminated. In 2002, approximately 743,000 shares were issued under the 1994 Purchase Plan at a weighted average purchase price of $7.24.

      In April 2002, the Company’s board of directors adopted Networks Associates’ 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”). A total of 2,000,000 shares of the Company’s common stock have been reserved for issuance under the 2002 Purchase Plan. All employees are eligible to participate in the 2002 Purchase Plan. The 2002 Purchase Plan is comprised of two year offering periods with four six-month purchase periods. Purchase periods occur twice yearly and each offering effectively contains a 6, 12, 18 and 24-month option. Shares are purchased through Network Associate employees’ contributions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. No participant may purchase more than $25,000 worth of common stock in any one calendar year and the maximum number of shares a participant may purchase during a single offering period is 10,000 shares. Under this plan the first purchase will not occur until 2003.

McAfee.com Employee Stock Purchase Plan

      In September 1999, McAfee.com’s board of directors adopted McAfee.com’s Employee Stock Purchase Plan (the “1999 Purchase Plan”). A total of 500,000 shares of McAfee.com Class A common stock were reserved for issuance under the 1999 Purchase Plan, plus annual increases equal to the lesser of: (a) 1.0 million shares; (b) 3% of McAfee.com’s outstanding shares on such date; or (c) an amount determined by McAfee.com’s board of directors. All McAfee.com full-time employees were eligible to participate in the 1999 Purchase Plan. The 1999 Purchase Plan was comprised of two-year offering periods with exercise dates approximately every six months (beginning each August and February), with the exception of the first offering period, which commenced on December 2, 1999, with the first exercise date on January 31, 2000. Shares were purchased through McAfee.com employees’ payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of McAfee.com’s Class A common stock at either the first day of an offering period or the last day of such offering period. No participant could purchase more than $25,000 worth of Class A common stock in any one calendar year and the maximum number of shares a

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participant could purchase during a single purchase period is 2,500 shares. Purchase periods occurred twice yearly and each offering effectively contained a 6, 12, 18 and 24-month option. On September 13, 2002, the Company acquired the minority interest in McAfee.com and therefore the McAfee.com employee stock purchase plan was terminated. In 2002, 175,000 shares were issued under the 1999 Purchase Plan at weighted average purchase price of $6.66

15.     Stockholders’ Equity

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

Company Stock Option Plans

      Under the amended 1997 Plan, the Company has reserved 32.5 million shares for issuance to employees, officers, directors, third party contractors and consultants. The plan provides for an option price no less than 100% of the fair value of the Company’s common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair value on the date of grant for all others. The options may be exercisable immediately, or over time, but generally become exercisable 25% one year after commencing employment or from date of grant and thereafter in monthly increments over three years. All options under the option plan expire ten years after grant.

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

      In December 1999, the board of directors approved the 2000 Nonstatutory Stock Option Plan. Under the plan, as amended in January 2001, the Company has reserved 11.5 million shares of its common stock for issuance to employees, officers, directors, third party contracts and consultants. The plan provides for an option price at fair value of the Company’s common stock on the date of grant. The options become exercisable over a period of four years: 25% become exercisable one year from the date of grant and the remaining become exercisable ratably in monthly increments over three years. All options under the option plan expire ten years after grant.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate activity under the Company’s stock option plans is as follows (in thousands, except per share data):

		Outstanding Options

					Weighted
	Shares				Average
	Available	Number of	Price Per	Aggregate	Exercise
	for Grant	Shares	Share	Price	Price

Balances, December 31, 1999	9,523	20,084	$0.06-$56.00	$326,258	$16.24
Additional options Reserved	6,000	—		—	—
Option plan expirations	(1,808)	—		—	—
Options granted	(8,478)	8,478	$3.31-$36.69	184,852	$21.80
Options exercised	—	(3,036)	$0.48-$28.17	(32,296)	$10.64
Options canceled	5,272	(5,272)	$0.65-$56.00	(100,372)	$19.04

Balances, December 31, 2000	10,509	20,254	$0.23-$44.58	378,442	$18.68
Additional options Reserved	13,500	—		—	—
Option plan expirations	(155)	—		—	—
Options granted	(18,487)	18,487	$0.01-$27.20	127,401	$6.89
Options exercised	—	(3,233)	$0.01-$24.50	(29,444)	$9.11
Options canceled	3,737	(3,737)	$4.19-$44.50	(54,906)	$14.69

Balances, December 31, 2001	9,104	31,771	$0.23-$48.72	421,493	$13.27
Additional options Reserved	5,000	—		—	—
Option plan expirations	(984)	—		—	—
Options granted	(8,302)	8,302	$0.01-$30.26	190,401	$22.94
Options issued in exchange of McAfee.com outstanding stock options	—	2,761	$4.63-$71.26	46,748	$16.93
Options exercised	—	(8,197)	$0.01-$28.50	(107,454)	$13.11
Options canceled	6,335	(6,335)	$4.19-$34.69	(124,025)	$19.58

Balances, December 31, 2002	11,153	28,302	$0.01-$71.26	$427,163	$15.09

      At December 31, 2002, approximately 10.0 million options to purchase common stock of the Company were exercisable at an average exercise price of $14.27. For the year ended December 31, 2002, net proceeds from exercise of stock options amounted to $97.6 million, which is net of a reduction in stock option exercise proceeds of $7.9 million. This reduction is for the payment of the Company’s cash obligation, not exceeding the full exercise price, which is triggered upon exercise of the Company stock options that were granted in exchange for the McAfee options (see Note 21 to the notes to these consolidated financial statements).

      At December 31, 2001, approximately 10.9 million options to purchase common stock of the Company were exercisable at an average exercise price of $20.01. During 2001, the Company used approximately 3.2 million shares of treasury stock to fulfill employee option exercises and shares issued under the employee stock purchase plan.

      At December 31, 2000, approximately 9.2 million outstanding options to purchase common stock of the Company were exercisable at an average exercise price of $17.93. During 2000, the Company used approximately 3.0 million shares of treasury stock to fulfill employee option exercises and shares issued under the employee stock purchase plan.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For various price ranges, weighted average characteristics of outstanding stock options of the Company at December 31, 2002 were as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$ 0.01 — $12.18	12,290	7.2	$6.42	5,453	$7.30
$12.19 — $24.36	8,926	8.1	$17.99	2,639	$18.32
$24.37 — $36.54	6,754	8.0	$25.69	1,640	$25.71
$36.55 — $71.26	332	1.6	$42.94	301	$42.68

	28,302	7.61	$15.09	10,033	$14.27

McAfee.com Stock Option Plans

      In January 1999, the McAfee.com’s board of directors approved the 1999 Stock Plan (the “McAfee Plan”), as amended June 19, 1999. Under the McAfee Plan, McAfee.com reserved 10.9 million shares of its Class A common stock for issuance to employees, officers, directors and consultants. The McAfee Plan also provided for automatic annual increases to be added at the annual stockholder’s meeting, equal to the lower of: (a) 2.5 million shares of Class A common stock, (b) 5% of the outstanding shares of all Class A common stock on that date, or (c) an amount determined by the McAfee.com’s board of directors. The McAfee Plan provided for an option price no less than 100% of the fair market value of McAfee.com’s common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair market value on the date of grant for all others. The options were exercisable immediately, or became exercisable over time, generally 25% one year after commencing employment or from date of grants and thereafter in monthly increments over three years. All options under the McAfee Plan expired ten years after grant. Unvested options on termination of employment were canceled and returned to the McAfee Plan.

      In September 1999, McAfee.com adopted the 1999 Director Option Plan. McAfee.com had reserved 150,000 shares of its Class A common stock for issuance under the plan to certain members of its board of directors who were not employees of McAfee.com or any affiliated corporation. Under this plan the number of shares reserved automatically increased at the date of the McAfee.com Annual Stockholder’s Meeting by the number of shares required to restore the reserve available for new options to 150,000 shares. Each outside director was automatically granted an option to purchase 40,000 shares of McAfee.com’s Class A common stock on the date at which they become a director. Each anniversary thereafter, each outside director was automatically granted an option to purchase 10,000 shares of McAfee.com’s Class A common stock. Both the initial and subsequent grants became exercisable at a rate of 25% after one year and 1/48 each month thereafter. All options under grant expire ten years after grant. Unvested options on termination of employment were canceled and returned to the Director Option Plan.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In September 2002, the Company acquired the minority interest in McAfee.com. At that time, all outstanding options were converted and transferred into the Company’s option plans and the McAfee.com stock option plans were terminated. The following is the aggregate activity under the McAfee.com stock option plans through the date of acquisition (in thousands, except per share data):

	Outstanding Options

	Shares				Weighted
	Available				Average
	for	Number of		Aggregate	Exercise
	Grant	Shares	Price Per Share	Price	Price

Balances, December 31, 1999	3,184	5,335	$3.67 — $44.00	26,244	$4.92
Additional options reserved	2,335	—		—
Options granted — company Employees	(1,295)	1,295	$3.13 — $50.38	24,026	$18.55
Options exercised — company Employees	—	(321)	$4.64 — $ 6.55	(1,499)	$4.67
Options exercised — NAI officers and employees	—	(384)	$3.67 — $12.00	(1,962)	$5.11
Options canceled — company Employees	816	(816)	$4.64 — $50.38	(10,022)	$12.28
Options canceled — NAI officers and employees	7	(7)	$6.55 — $12.00	(54)	$7.71

Balances, December 31, 2000	5,047	5,102	$3.13 — $50.38	36,733	$7.20
Additional options reserved	2,110	—		—
Options granted — company Employees	(1,968)	1,968	$4.75 — $35.13	16,593	$8.44
Options exercised — company employees	—	(833)	$3.67 — $28.81	(5,744)	$6.89
Options exercised — NAI officers and employees	—	(1,615)	$3.67 — $12.00	(6,363)	$3.94
Options canceled — company employees	769	(769)	$3.13 — $49.06	(6,408)	$8.34
Options canceled — NAI officers and employees	33	(33)	$6.55 — $12.00	(234)	$7.09

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding Options

	Shares				Weighted
	Available				Average
	for	Number of		Aggregate	Exercise
	Grant	Shares	Price Per Share	Price	Price

Balances, December 31, 2001	5,991	3,820	$3.13 — $49.06	34,577	$9.05
Additional options reserved		—		—
Options granted — company employees	(1,444)	1,444	$10.94 — $34.31	20,148	$13.95
Options exercised — company employees	—	(633)	$3.13 — $16.66	(3,491)	$5.51
Options exercised — NAI officers and employees	—	(20)	$6.55 — $12.00	(142)	$7.10
Options canceled — company employees	519	(519)	$3.13 — $43.13	(4,712)	$9.07
Options available for grant terminated due to acquisition	(5,066)	—	$3.13 — $43.13	(14,825)	$2.93
Options converted into the Company’s options at date of acquisition	—	(4,092)	$3.13 — $48.10	(31,555)	$7.71

Balances, September 13, 2002	—	—		$—

Proforma Stock Compensation Disclosure

      The fair value of options granted by the Company and McAfee.com has been calculated using the Black-Scholes option-pricing model using the multiple option approach. A typical option grant vests over a four-year period. Parameters for the option analysis are listed below.

	2002	2001	2000

The Company:
Risk free interest rate	3.46%	4.24%	6.31%
Expected life (years)	4	4	4
Volatility	84%	84%	91%
Dividend yield	—	—	—

      The weighted average grant date fair value of options granted by the Company in 2002, 2001 and 2000 was $10.07, $4.86 and $16.07, respectively.

      The weighted average fair value of restricted stock granted by the Company in 2002 and 2001 was $27.19 and $7.67, respectively.

      No options were granted to employees below or above fair value during 2001 and 2000. During 2002, the Company exchanged approximately 2.3 million options in the McAfee.com acquisition at exercise prices below fair value as of the acquisition date (see Note 21 to the Notes to these Consolidated Financial Statements).

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

McAfee.com:

	Options Granted to			Options Granted to
	Employees			Non-Employees

	2002	2001	2000	2002	2001	2000

Risk free interest rate	3.82%	4.49%	5.23%	3.82%	5.25%	—
Expected life (years)	5	5	5	10	10	—
Volatility	110%	167%	201%	110%	167%	—
Dividend yield	—	—	—	—	—	—

      The weighted average expected life of the option grants was estimated based on historical exercise patterns.

      The weighted average grant date fair value of options granted by McAfee.com to employees in 2002, 2001 and 2000 were $7.76, $8.44 and $17.54, respectively.

      The Company and McAfee.com have also estimated the fair value of purchase rights issued under their employee stock purchase plans. Rights under these plans were also valued using the Black-Scholes option pricing model. Parameters for the purchase rights analysis are listed below:

The Company:

	2002	2001	2000

Risk free interest rate	2.05%	3.08%	6.31%
Expected life	6 months	6 months	6 months
Volatility	84%	84%	91%
Dividend yield	—	—	—

      The weighted average fair value of rights issued pursuant to the Company’s employee stock purchase plans in 2002, 2001, and 2000, was $14.62, $7.75, and $9.44, respectively.

McAfee.com:

	2002	2001	2000

Risk free interest rate	1.72%	3.27%	6.03%
Expected life (years)	6 months	6 months	6 months
Volatility	110%	145%	201%
Dividend yield	—	—	—

      The weighted average fair value of rights issued by McAfee.com pursuant to its employee stock purchase plan until September 13, 2002 and in 2001 was $39.60 and $5.30, respectively.

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

Summary of Reserved Shares

      At December 31, 2002, the following shares of the Company’s common stock were reserved for potential future issuances (in millions):

1997 Stock Incentive Plan	32.5
Stock Option Plan for Outside Directors	1.1
2000 Nonstatutory Stock Option Plan	11.5
2002 Employee Stock Purchase Plan	2.0
Convertible subordinated debentures due 2018	5.0
5.25% convertible subordinated note due 2006	19.1

Total	71.2

16.	Provision for Income Taxes

      The domestic and foreign components of our income (loss) before provision for income taxes and extraordinary item were as follows (in thousands):

	2002	2001	2000

		(As Restated)	(As Restated)
Domestic	$252	$21,011	$(49,510)
Foreign	129,655	125,394	(21,414)

	$129,907	$146,405	$(70,924)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
Federal:
Current	$39,916	$(453)	$24,681
Deferred	(61,674)	38,640	(5,542)

Total Federal	(21,758)	38,187	19,139
State:
Current	5,189	(59)	3,208
Deferred	(2,362)	2,773	(6,437)

Total State	2,827	2,714	(3,229)
Foreign:
Current	19,829	19,246	18,805
Deferred	(1,172)	5,873	6,229

Total Foreign	18,657	25,119	25,034

Provision for (benefit from) income taxes	$(274)	$66,020	$40,944

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of net deferred tax assets are as follows (in thousands):

	Years Ended December 31,

	2002	2001

		(As Restated)
ASSETS
Deferred revenue	$91,811	$100,834
Accrued liabilities and allowances	92,975	63,437
Depreciation and amortization	98,370	84,582
Tax credits	101,239	108,683
Net operating loss carryover	42,299	53,322

	426,694	410,858
Valuation allowance	(75,731)	(135,570)

Total deferred tax assets	350,963	275,288

LIABILITIES
Intangibles not amortizable for tax purposes	29,791	5,200
Deferred Revenue	7,612	15,245
Other	—	4,889

Total Deferred tax liability	37,403	25,334

Net deferred tax asset	$313,560	$249,954

Current portion	$174,469	$167,378
Noncurrent portion	139,091	82,576

	$313,560	$249,954

      At December 31, 2002, the Company has net operating loss carryovers for federal income tax purposes of approximately $120.8 million. These net operating loss carryovers have expiration dates ranging from 2009 to 2017. The decrease in the valuation allowance primarily relates to changes in our assessment of the realizability of certain foreign tax credit carryovers and net loss carry forwards relating to the Company’s former subsidiary, McAfee.com.

      U.S. income taxes were not provided for on a cumulative total of approximately $82.7 million of retained earnings of certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective tax rate on income before income taxes differs from the U.S. Federal statutory tax rate as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
U.S. Federal income tax provision (benefit) at statutory rate	$45,469	$51,240	$(24,823)
State provision (benefit)	2,725	2,402	(3,229)
Non deductible acquisition and other costs	5,343	22,017	7,958
Foreign earnings taxed at rates different than the U.S. rate	(26,724)	(18,767)	22,535
Goodwill and other permanent differences	(957)	14,812	16,627
Tax credits	(26,096)	(5,316)	(4,583)
Other	(34)	(368)	—
Subsidiary losses not benefitted	—		26,459

	$(274)	$66,020	$40,944

17.	Net Income (Loss) Per Share

      A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
Numerator — Basic income (loss) before extraordinary item	$128,286	$81,522	$(108,014)
Extraordinary item — gain on repurchase of debt, net of tax	26	1,731	—

Net income (loss)	$128,312	$83,253	$(108,014)

Numerator — Diluted
Income (loss) before extraordinary item	$128,286	$81,522	$(108,014)
Interest on convertible debentures(1)	12,042	4,358	—

Income (loss) before extraordinary item, adjusted	140,328	85,880	(108,014)
Extraordinary item — gain on repurchase of debt, net of tax	26	1,731	—

Net income (loss), adjusted	$140,354	$87,611	$(108,014)

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
Denominator — Basic
Weighted average shares of common stock outstanding	149,641	138,172	138,072
Less: weighted average shares of common stock subject to repurchase	(200)	(325)	—

Basic weighted average common shares outstanding	149,441	137,847	138,072

Denominator —
Diluted Weighted average common shares outstanding, unless antidilutive	149,641	138,172	138,072
Effective of dilutive securities:
Convertible debentures(1)	19,092	19,092	—
Common stock options(2)	7,333	6,774	—
Put options(3)	—	163	—
Warrants	183	162	—

Diluted weighted average shares	176,249	164,363	138,072

Basic net income (loss) per share:
Income (loss) before extraordinary item	$0.86	$0.59	$(0.78)
Extraordinary item — gain on repurchase of debt, net of taxes	—	0.01	—

Net income (loss) per share — Basic	$0.86	$0.60	$(0.78)

Diluted net income (loss) per share:
Income (loss) before extraordinary item	$0.80	$0.52	$(0.78)
Extraordinary item — gain on repurchase of debt, net of taxes	—	0.01	—

Net income (loss) per share — Diluted	$0.80	$0.53	$(0.78)

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation in 2000 since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 22.2 million and 7.6 million for 2002 and 2000, respectively.

(2)	At December 31, 2000, 19.2 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

(3)	Put options and related as-if converted shares were excluded from the calculation in 2000 since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 0.3 million for 2000.

18.     Business Segment and Major Customer Information

      The Company has concluded that it has one business and operates in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium sized business and consumer users, as well as resellers and distributors Management measures profitability based on the Company’s five geographic regions: North America, EMEA, Japan, Asia-Pacific (excluding

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Japan) and Latin America. The regions are evidence of the operating structure of the Company’s internal organization.

      The Company markets and sells, through its geographic regions, anti-virus and security software, hardware and services; network management software, hardware and services; and help desk software and services. These products and services are marketed and sold worldwide directly to consumers, corporate and government users, as well as through resellers, distributors, systems integrators and retailers. In addition, the Company offers web sites, which provide suites of on-line products and services personalized for the user based on the users’ PC configuration, attached peripherals and resident software. The Company also offers managed security and availability applications to corporations and governments on the Internet.

      Following is the summary of the Company’s revenue and income (loss) from operations by geographic region. The accounting policies of the businesses and geographic segments are the same as disclosed in Note 2 to these Notes to Consolidated Financial Statements. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses and corporate marketing expenses of $37.3 million, $48.6 million and $52.0 million in 2002, 2001 and 2000, respectively; stock-based compensation charges; and acquisition, restructuring and other related costs. These corporate expenses are not considered attributable to any specific geographic region. Summarized financial information concerning the Company’s net revenue and operating income (losses) by business and geographic region is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

		(As Restated)	(As Restated)
Net revenue by region:
North America	$653,528	$696,136	$480,343
EMEA	298,669	292,663	141,782
Japan	39,369	28,919	39,932
Asia-Pacific (excluding Japan)	33,589	37,606	30,862
Latin America	17,889	16,336	16,453

Net revenue	$1,043,044	$1,071,660	$709,372

Operating income (loss) by region:
North America	$156,076	$231,479	$27,319
EMEA	135,639	134,674	22,423
Japan	8,710	(2,404)	14,568
Asia-Pacific (excluding Japan)	6,676	16,727	7,143
Latin America	2,436	4,777	2,432
Corporate	(194,810)	(231,770)	(210,176)

Operating income (loss)	$114,727	$153,483	$(136,291)

      Following is a summary of the Company’s long-lived assets and total assets by business and by geographic region. Long-lived assets are capital expenditures, including land purchases. Assets purchased to support Infrastructure general and administrative activities, including land purchases, are included in “Corporate” in the “Long-lived assets” table below. Assets purchased to support Infrastructure general and administrative activities, including land purchases, are included in “Corporate” in the “Total assets” table, below. These corporate assets are not assigned to any specific geographic region. Summarized financial information

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concerning the Company’s long-lived assets and total assets by business and geographic region is as follows (in thousands):

	December 31,

	2002	2001

		(As Restated)
Total long-lived assets by region:
North America	$9,237	$34,518
EMEA	7,391	6,143
Japan	4,059	3,652
Asia-Pacific (excluding Japan)	3,270	1,866
Latin America	198	231
Corporate	65,122	22,044

Total long-lived assets	$89,277	$68,454

Total assets by region:
North America	$1,608,853	$1,375,060
EMEA	330,922	206,886
Japan	47,107	35,940
Asia-Pacific (excluding Japan)	12,955	9,098
Latin America	17,933	9,065
Corporate	65,121	22,044

Total assets	$2,082,891	$1,658,093

      Revenue information on a product and service basis is as follows for the years ended December 31 (in thousands):

	2002	2001

		(Reclassified and
		As Restated)
Software licenses	$459,707	$380,353
Support and maintenance	310,473	359,403
Hardware	93,359	87,932
Retail	63,236	127,453
Consulting	36,740	41,276
Training	12,527	19,161
On-line subscription arrangements	51,754	40,790
Other	15,248	15,292

Total	$1,043,044	$1,071,660

      The Company has amended the previously disclosed analysis of net product revenue information for the software licenses, hardware and retail categories to reflect a refinement in its methodology of allocating the Company’s revenue related reserves to the individual categories shown above. For the purposes of calculating the previously disclosed information, reserves had been allocated to the individual line items in the above analysis based on a pro-rata allocation using gross revenue for each line item during the quarter. The amended analysis reflects a methodology that specifically applies certain revenue-related reserves to the applicable product revenue line items. The remaining revenue related reserves continue to be allocated to each of these

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line items using a pro-rata allocation. This reallocation has not been performed for 2000, as it is impracticable to do so and accordingly 2000 has not been presented.

      At December 31, 2002 and 2001, one customer had an accounts receivable balance greater than 10% of the Company’s total accounts receivable balance. During 2002, 2001 and 2000, one customer accounted for 25%, 24% and 27%, respectively, of the total net revenue for each year. During 2002, another customer accounted for 10% of the net revenue, but accounted for less than 10% for 2001 and 2000. The revenue derived from these customers is reported mainly in North America and Europe segments.

19.	Litigation

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

Securities Cases

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint, styled In re Network Associates, Inc. II Securities Litigation, was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/ SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with Generally Accepted Accounting Principles (GAAP). After a hearing on defendants’ motion to dismiss was held on April 16, 2002, the Court entered an order approving a jointly stipulated withdrawal of defendants’ motion to dismiss. On September 30, 2002, plaintiffs filed a first amended and consolidated complaint. The amended and consolidated complaint asserts claims on behalf of an expanded class of plaintiffs, i.e., persons who purchased the Company’s stock between April 15, 1999 and December 26, 2000, and, in addition to reasserting the allegations contained in the consolidated complaints, adds allegations regarding the Company’s restatement of its 1998, 1999, and 2000 financial statements, which restatement resulted from the Company’s discovery of certain accounting inaccuracies impacting those financial statements. The FAC also adds Terry Davis, the Company’s former Controller as a party defendant. On November 11, 2002, the Company and the individual defendants each moved to dismiss certain claims asserted on the first amended and consolidated complaint. Prior to the hearing on Defendant’s motions, which took place on February 11, 2003, plaintiff voluntarily dismissed Peter Watkins as a party defendant in the lawsuit. A decision on the remaining motions to dismiss

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was issued on March 25, 2003, where the Court granted, in part, defendants’ motion to dismiss. On September 23, 2003, the Company and the plaintiffs entered into a memorandum of agreement of settlement settling the matter for $70.0 million. The settlement was preliminarily approved by the court on October 22, 2003 and is subject to notice to and opportunity to object and opt-out by members of the Class and approval by the court following a hearing on any objections to the settlement.

      On February 5, 2001, the Company was nominally sued in a derivative lawsuit filed in the Superior Court in Santa Clara County. The lawsuit, captioned Mead Ann Krim v. William L. Larson, et al., Case No. CV795734, asserts claims against William Larson, Peter Watkins, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper, Enzo Torresi (collectively the “individual defendants”), and PricewaterhouseCoopers LLP for breach of fiduciary duty, unjust enrichment and professional negligence against the accountants. In particular, the complaint alleges that the defendants engaged in a course of conduct by which they improperly accounted for revenue from software license sales, and that, as a result of their actions, certain of the Company’s financial statements were false and misleading and not in compliance with GAAP. The complaint seeks an unspecified amount of damages. Nominal defendant Network Associates, Inc. filed a demurrer to the complaint on May 21, 2001. A hearing on the demurrer was held on June 29, 2001. On July 24, 2001, the Court sustained the demurrer with leave to amend. By Order dated August 21, 2001, the Court granted plaintiff limited discovery for purposes of amending the complaint to meet the demand futility test imposed by Delaware law. Plaintiff filed an amended complaint on December 26, 2001. Nominal defendant Network Associates, Inc. filed a demurrer, which was joined by the individual defendants, to the amended complaint on January 30, 2002. A hearing on the demurrer was held on March 8, 2002. The Court entered an order on March 28, 2002 sustaining the demurrer without leave to amend and dismissing the amended complaint with prejudice. Plaintiff filed a Notice of Appeal in the California Court of Appeals, Sixth Appellate District on June 24, 2002. On December 19, 2002, plaintiff filed a motion seeking the Court’s approval of the parties’ settlement stipulation and dismissal of the case with prejudice. By order dated January 7, 2003, the Court entered the parties’ stipulation and dismissed the case with prejudice as to all parties and all claims.

      In March 2002, several putative securities class action lawsuits were filed in the Court of Chancery in the State of Delaware, County of New Castle, and the Superior Court of the State of California, County of Santa Clara, arising out of the Company’s proposed acquisition of McAfee.com Corporation (“McAfee.com”). The lawsuits named as defendants Network Associates and certain of McAfee.com’s officers and directors, and with respect to the Delaware Court of Chancery actions, McAfee.com. The lawsuit filed in Santa Clara County is encaptioned Peyton v. Richards, et al., No. CV 806199. The lawsuits filed in the Delaware Court of Chancery, which were encaptioned Bank v. McAfee.com Corp., et al., Civil Action No. 19481; Birnbaum v. Sampath, et al., Civil Action No. 19482 NC; Brown v. Sampath, et al., Civil Action No. 19483 NC; Chin v. McAfee.com Corp., et al., Civil Action No. 19484 NC; Monastero v. Sampath, et al., Civil Action No. 19485; and Ebner v. Sampath, et al., Civil Action No. 19487, were consolidated into a single case (the “Consolidated Action”) by Court order dated April 9, 2002. Plaintiffs amended the complaint in the Consolidated Action on July 8, 2002. The second amended complaint asserts claims against defendants for breach of fiduciary duty on the grounds that (i) the price at which Network Associates proposed to consummate the current exchange offer purportedly was unfair and inadequate, and (ii) defendants purportedly failed to disclose information material to assessing the propriety of the exchange offer. The plaintiffs seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the transaction contemplated by the offer. On September 19, 2002 the parties entered into a memorandum of understanding. On July 18, 2003, the Delaware Court of Chancery approved the settlement and the case was dismissed. Another class action lawsuit was filed on April 9, 2002 in the United States District Court for the Northern District of California, encaptioned Getty v. Sampath, et. al., Case No. C 02 1692. On September 30, 2002, the parties in the Getty action filed a joint request with United States District Court for the entry of an order staying the Getty proceedings until after the Delaware Chancery Court has an opportunity to approve the

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proposed settlement in the Delaware Consolidated Action. On April 2, 2002, defendants removed the California state action encaptioned Peyton v. Richards, et al., No. CV 806199 to the United States District Court for the Northern District of California. Subsequently, by stipulation filed June 20, 2002, the parties in Peyton agreed for the action to be remanded to California Superior Court for the County of Santa Clara solely for the purpose of allowing plaintiff Justin Peyton to dismiss the action. On July 1, 2002, a putative class action lawsuit encaptioned Peyton v. Richards, et al., Case No. CV 809111, was filed in the California Superior Court for the County of Santa Clara against Network Associates and various officers and directors of McAfee.com. The complaint generally alleges that (i) the defendant directors of McAfee.com are liable for breach of fiduciary duty because they failed to maximize the price of Network Associates’ exchange offer, and (ii) defendant Network Associates aided and abetted these breaches of fiduciary duty by structuring the exchange offer in terms preferential to Network Associates. The plaintiff seeks, among other things, to enjoin or rescind the transaction contemplated by the offer, to recover costs, and to impose a constructive trust upon any benefits improperly received by defendants. On September 20, 2002, the Superior Court entered an order approving the parties’ joint stipulation to stay the Peyton proceedings pending the Delaware Chancery Court’s approval of the proposed settlement in the Del aware Consolidated Action. On August 14, 2003, the parties entered into a stipulation for an order that would dismiss the Peyton action with prejudice.

      Certain investment bank underwriters, the Company, and certain of our directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for McAfee.Com’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s securities or sold put options during the time period from December 1, 1999 to December 6, 2000. On February 19, 2003 the Court issued an Opinion and Order dismissing certain of the claims against the Company with leave to amend. A settlement proposal was accepted by the Company on July 15, 2003 and is awaiting Court approval.

Other Matters

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Related Party Transactions

      Under the terms of the amended and restated employment agreement for Mr. George Samenuk, Chairman of the Board and Chief Executive Officer, the Company agreed to loan Mr. Samenuk the funds necessary to pay the taxes due on each vesting date for the 400,000 shares of restricted stock granted to Mr. Samenuk on January 3, 2001. In addition, the Company agreed to loan Mr. Samenuk the funds necessary to pay the taxes due on the 3,000 shares of stock granted to Mr. Samenuk on January 15, 2002. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, no additional loans were made to Mr. Samenuk after July 30, 2002 and no material modifications were made to any loan outstanding on that date. In total the Company extended 5 separate loans to Mr. Samenuk. As of December 31, 2002, 4 loans in an aggregate amount of approximately $955,000 were outstanding. The loans each had a two-year maturity and bore interest at the applicable federal rate. The loans were full recourse and secured by Mr. Samenuk’s restricted stock and 3,000 shares of stock. The last remaining loan was fully repaid in October 2003.

21.	Stock-Based Compensation

      The Company expensed $22.4 million, $24.9 million and $10.1 million in 2002, 2001 and 2000, respectively. Stock-based compensation charges relate primarily to the exchange of McAfee.com options in connection with the company’s acquisition of the publicly traded minority interest in McAfee.com, non-recurring stock compensation charges primarily related to executive compensation and the repricing of employee stock options. The Company does expect significant future stock-based compensation charges related to the exchange of McAfee.com options and repriced employee stock options.

      The Company’s stock based compensation charges are made up of the following for the years presented (in thousands):

	Years Ended December 31,

	2002	2001	2000

Exchange of McAfee.com options	$16,101	$—	$—
Former executives	10,118	2,668	—
New and existing executives	1,478	3,230	—
Extended vesting term of options	193	—	—
Shares purchased outside Employee Stock Purchase Plan and other	62	9	—
Repriced options	(5,548)	17,396	8,714
Warrants to outside consultants	—	1,049	—
PGP restructuring	—	519	—
Options issued below fair market value	—	—	1,402

Total stock-based compensation	$22,404	$24,871	$10,116

      Exchange of McAfee.com options. On September 13, 2002, the Company acquired the minority interest in McAfee.com. McAfee.com option holders received options for 0.675 of a share of our common stock plus $8.00 in cash, which will be paid to the option holder only upon exercise of the option and without interest, in exchange for each McAfee.com option. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of the Company’s common stock. The assumed options have been accounted for under the guidance in Emerging Issues Task Force Issue Number 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, these options are subject to variable accounting treatment, which means that a compensation charge has

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been measured initially at the date of the closing of the merger and then remeasured at the end of each reporting period. The initial charge was based on the excess of the closing price of the Company’s stock over the exercise price of the options plus the $11.85 per share payable in cash, which will be paid upon exercise of the option. The charge has been and will be remeasured, using the same methodology, until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge will be recorded as an expense over the remaining vesting period of the options, using the accelerated method of amortization under FASB Interpretation No. 28 (FIN 28) “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” To the extent that the options issued were fully vested at the date of the closing of the McAfee.com acquisition, the Company immediately recorded a compensation expense of approximately $10.5 million. Charges related to unvested options will be recorded in Deferred Compensation in stockholders’ equity. Depending upon movements in the market value of its common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

      During 2002, the Company recorded a charge of approximately $16.1 million, including the $10.5 million described above, related to exchanged options subject to variable accounting. Its stock-based compensation charge related to exchanged options subject to variable accounting was based on its closing share price of $16.09 on December 31, 2002. As of December 31, 2002, the Company had outstanding exchanged options of approximately 1.2 million shares subject to variable accounting.

      Former Executives. Effective January 2001, William Larson, former chief executive officer, Prabhat Goyal, former chief financial officer, and Peter Watkins, former president and chief operating officer, became special advisors. Options held by Mr. Larson, Mr. Goyal and Mr. Watkins continued to vest during 2001 while they each served during their one-year terms as special advisors. As a result, the Company recorded a one-time stock compensation charge of approximately $0.6 million during 2001.

      In December 2001, the Company terminated the employment of three executives. Upon termination, the options held by these executives were modified. As a result, it recorded a one-time stock compensation charge of $2.1 million during 2001.

      In July 2002, one of its employees became a non-employee, but continues to provide services to the Company. As he was allowed to continue to vest his options, the Company recorded a stock-based compensation charge corresponding to the fair market value of his vested options. The unvested options have been and will be remeasured periodically using the Black Scholes option valuation model and recognized over the remaining vesting period using the accelerated method of amortization discussed in FIN 28. Stock-based compensation of $0.2 million was expensed during 2002.

      In October 2002, the Company terminated the employment of four former McAfee.com executives. These executives held McAfee.com options exchanged options, which are subject to variable accounting as discussed above. Upon termination, the options were modified in accordance with a change in control agreement. As a result, the Company recorded a stock compensation charge of $9.9 million during 2002. The Company will continue to value these options until the earlier of the date of exercise, forfeiture or cancellation without replacement.

      New Executives. On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become its chief executive officer. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk’s employment and the remaining 50% on the second year anniversary of Mr. Samenuk’s employment. The fair value of the restricted stock was determined to be approximately $2.0 million and was estimated based on the difference between the exercise price of the restricted stock and the fair value of the Company’s common stock on Mr. Samenuk’s employment

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commencement date. During 2002 and 2001, the Company recorded approximately $1.0 million related to stock compensation associated with Mr. Samenuk’s 2001 restricted stock grant.

      On April 3, 2001, the Company entered into an employment agreement with Stephen C. Richards to become its executive vice president and chief financial officer. In accordance with the terms of the agreement, the Company issued 50,000 shares of stock to Mr. Richards for $0.01 per share. During 2001, the Company recorded approximately $0.3 million related to stock compensation associated with Mr. Richards’ stock.

      On October 30, 2001, the Company entered into an employment agreement with Arthur R. Matin to become the president of its McAfee product group. In accordance with the terms of the agreement, the Company issued 100,000 shares of restricted stock to Mr. Matin for $0.01 per share. During 2001, the Company recorded approximately $1.9 million related to stock compensation associated with Mr. Matin’s stock.

      On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and the company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair value of its common stock on January 15, 2002. During 2002, the Company recorded approximately $0.5 million related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

      Options Issued Below Fair Market Value. In January 2000, we issued fully vested options to consultants. As a result, we recorded a stock-based compensation of approximately $1.4 million based on the Black-Scholes model with the following assumptions: risk free interest rate of 6.03%; contractual life of 10 years; dividend yield of 0%; and expected volatility of 124.15%.

      Extended Vesting Term of Options. During the three months ended June 30, 2002, the Company recorded a one-time stock-based compensation charge of $0.2 million as a result of the modification of the terms of the options previously granted to certain employees.

      Shares Purchased Outside Employee Stock Purchase Plan. On January 31, 2002, the Company experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although the Company reduced the number of shares plan participants could purchase by a pro rata amount, additional shares were required to be purchased outside of the plan in order to meet this shortfall. As a result, the Company recorded a one-time stock-based compensation charge of approximately $60,000 in the three months ending March 31, 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the price the shares were sold to plan participants.

      Repriced Options. On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063, the then current fair value of the stock. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted. These new options vest at the same rate that they would have vested under previous option plans and are subject to variable accounting. Accordingly, the Company has and will continue to remeasure compensation cost for these repriced options until these options are exercised, cancelled, or forfeited without replacement. The first valuation period began July 1, 2000.

      The amount of stock-based compensation recorded was and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company’s common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings will be recorded over the remaining vesting period,

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the accelerated method of amortization discussed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” When options are fully vested, the charge will be recorded to earnings immediately. At December 31, 2002, these Networks Associates options are substantially fully vested. Depending upon movements in the market value of the Company’s common stock, this accounting treatment may result in additional stock-based compensation charges in future periods.

      During 2002, 2001 and 2000, the Company incurred charges (credits) to earnings of approximately $(6.5) million, $15.6 million and $2.0 million related to options subject to variable plan accounting. For 2002, 2001 and 2000, the Company’s stock compensation charges related to options subject to variable plan accounting were based on a year end per share price of its stock of $16.09, $25.85 and $4.19, respectively. As of December 31, 2002, the Company had options to purchase 1.1 million shares, which were outstanding and subject to variable accounting.

      The Company also incurred an initial stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $1.0 million, $1.8 million and $6.7 million was expensed during 2002, 2001 and 2000, respectively.

      Warrants to Outside Consultants. In January 2001, upon completion of the search for our chief executive officer, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of our common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants are immediately exercisable and expire in January 2004. The combined fair value of the warrants was determined to be approximately $0.5 million. The fair value of the warrants was included as stock compensation during 2001 and included in general and administrative expenses in the accompanying statement of operations.

      In April 2001, upon completion of the search for its chief financial officer, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 66,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $4.50 per share. The warrants are immediately exercisable and expire in April 2004. The combined fair value of the warrants was determined to be approximately $0.3 million. The fair value of the warrants was included as a stock compensation charge during 2001 and included in general and administrative expenses in the accompanying statement of operations.

      In November 2001, upon completion of the search for two executives for international operations, the Company issued warrants to a retained executive search firm for services performed. The warrants, if exercised, can be exchanged for 20,833 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $19.64 per share. The warrants are immediately exercisable and expire in 2004. The combined fair value of the warrants was determined to be approximately $0.2 million. The fair value of the warrants was included as a stock compensation charge during 2001 and included in general and administrative expenses in the accompanying statement of operations.

      PGP Restructuring. In connection with the integration of the PGP product group, the Company accelerated the vesting of 45,600 options held by the 100 employees terminated during 2001. As a result of this modification, it recorded a stock based compensation charge of $0.5 million with restructuring expense in our statement of operations. The charge was calculated based on the intrinsic value of the modified options on the date the acceleration was approved by the Company’s board of directors.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsequent Events (unaudited)

      The Company filed with the SEC its Form 10-Qs for the quarterly periods ended March 31 and June 30, 2003 concurrent with filing this 2002 Annual Report on Form 10-K. These concurrent filings and the subsequent events described therein should be read in conjunction with these financial statements.

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

Signature	Title	Date

/s/ GEORGE SAMENUK (George Samenuk)	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	October 31, 2003

/s/ STEPHEN C. RICHARDS (Stephen C. Richards)	Chief Operating Officer and Chief Financial Officer	October 31, 2003

/s/ ROBERT B. BUCKNAM (Robert B. Bucknam)	Director	October 31, 2003

/s/ LESLIE G. DENEND (Leslie G. Denend)	Director	October 31, 2003

/s/ ROBERT DUTKOWSKY (Robert Dutkowsky)	Director	October 31, 2003

/s/ DENIS J. O’LEARY (Denis J. O’Leary)	Director	October 31, 2003

/s/ ROBERT PANGIA (Robert Pangia)	Director	October 31, 2003

/s/ LIANE WILSON (Liane Wilson)	Director	October 31, 2003

SCHEDULE II

NETWORKS ASSOCIATES, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Provision for
		Doubtful
		Accounts,	Write-offs of
	Balance at	Additions Charged	Previously	Balance at
	Beginning of	to Expense or	Provided	End of
	Period	Revenue Net(1)	Accounts	Period

	(In thousands)
Year Ended December 31, 2002
Allowance for Doubtful Accounts	$8,394	$(219)	$(1,537)	$6,638
Year Ended December 31, 2001
Allowance for Doubtful Accounts, as restated	$7,165	$7,449	$(6,220)	$8,394
Year Ended December 31, 2000
Allowance for Doubtful Accounts, as restated	$7,658	$4,785	$(5,278)	$7,165

(1)	Provision for Doubtful Accounts, Net. The provision for doubtful accounts, net consists of our estimates with respect to the uncollectibility of our receivables, net of recoveries of amounts previously written off. Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

		Provision for
	Balance at	Sales Returns	Actual	Balance at
	Beginning of	and Other	Returns and	End of
	Period	Allowances(2)	Allowances	Period

	(In thousands)
Year Ended December 31, 2002
Sales Returns and Allowances	$32,586	$130,163	$(130,412)	$32,337
Year Ended December 31, 2001
Sales Returns and Allowances, as restated	$48,076	$134,814	$(150,304)	$32,586
Year Ended December 31, 2000
Sales Returns and Allowances, as restated	$32,638	$115,956	$(100,518)	$48,076

(2)	Provision for Sales Returns and Allowances. The provision for sales returns and allowances consists of our estimates of potential future product returns related to current period product revenue, and specific provisions for distributor, reseller, and retailer sales incentives (“allowances”) that are reductions in the revenue to be realized. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The total provision for sales returns and other allowances amounted to $130.2 million in 2002. The balance at December 31, 2002, of $32.3 million includes the estimate of potential future product returns amounting to $6.7 million and specific allowances for distributor, reseller, and retailer sales incentives amounting to $25.6 million.

      Our accounts receivable balance at December 31, 2002 was $160.2 million, net of allowance for doubtful accounts of $6.6 million and allowance for sales returns and other allowances of $32.3 million.

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	—	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	—	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	—	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	—	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	—	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	—	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	—	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	—	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(12)
2.12	—	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(13)
3.1	—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	—	Amended and Restated Bylaws of the Registrant
3.3	—	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(14)
4.1	—	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	—	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(18)
4.3	—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(17)
10.1	—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)
10.4	—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.5	—	2002 Employee Stock Purchase Plan.(11)

Exhibit
Number			Description

10	.6*	—	1997 Stock Incentive Plan, as Amended.(11)
10	.7*	—	Amended and Restated 1993 Stock Option Plan for Outside Directors.
10	.8*	—	2000 Nonstatutory Stock Option Plan.(15)
10	.9*	—	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(24)
10	.10*	—	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(16)
10.11		—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(18)
10.12		—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(18)
10.13		—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(18)
10.14		—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(18)
10.15		—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(18)
10.16		—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(18)
10.17		—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(18)
10.18		—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(18)
10.19		—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(18)
10.20		—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(18)
10.21		—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(18)
10.22		—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(18)
10.23		—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(18)
10.24		—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(18)
10.25		—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(18)
10.26		—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(18)
10.27		—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(18)
10.28		—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(18)
10	.29*	—	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(19)
10	.30*	—	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001.(19)
10	.31*	—	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(19)
10	.32*	—	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002.(20)
10	.33*	—	Summary of Pay for Performance Plan
12.1		—	Calculation of Ratio of Earnings to Fixed Charges
21.1		—	Subsidiaries of the Registrant
23.1		—	Consent of PricewaterhouseCoopers LLP, independent Accountants

Exhibit
Number		Description

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K/ A filed with the Commission on February 28, 1995.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 3, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(12)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(13)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(14)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(15)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(16)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(17)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(19)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(20)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.