Form 10-Q
period 2003-03-31
NETWORKS ASSOCIATES INC/
filed 2003-10-31
CIK 890801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(408) 988-3832

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          As of October 27, 2003, 160,329,178 shares of the registrant’s common stock, $0.01 par value, were outstanding.

THIS DOCUMENT CONTAINS 72 PAGES.

THE EXHIBIT INDEX IS ON PAGE 69.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2003

CONTENTS

Item Number	Page

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
(Unaudited)
Condensed Consolidated Balance Sheets:
March 31, 2003 and December 31, 2002	2
Condensed Consolidated Statements of Operations and Comprehensive Income:
Three months ended March 31, 2003 and 2002	3
Condensed Consolidated Statements of Cash Flows:
Three months ended March 31, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures about Market Risk	50
Item 4. Controls and Procedures	65
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	66
Item 2. Changes in Securities	66
Item 3. Defaults in Securities	66
Item 4. Submission of Matters to a Vote of Security Holders	66
Item 5. Other Information	66
Item 6. Exhibits and Reports on Form 8-K	66
Signatures	68
Exhibit Index	69

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(in thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$432,844	$674,226
Short-term available-for-sale securities	122,461	133,577
Accounts receivable, net	109,214	160,159
Prepaid expenses, income taxes and other current assets	65,631	51,715
Deferred taxes	169,485	174,469

Total current assets	899,635	1,194,146
Long-term available-for-sale securities	339,660	205,906
Restricted cash	21,410	21,734
Property and equipment, net	99,542	89,277
Deferred taxes	146,194	139,091
Intangible assets, excluding goodwill, net	86,828	93,551
Goodwill, net	274,309	273,934
Other assets	25,892	27,848

Total assets	$1,893,470	$2,045,487

LIABILITIES
Current liabilities:
Accounts payable	$33,164	$29,948
Accrued liabilities	362,649	383,458
Deferred revenue	295,291	292,277
Current portion of convertible debt	232	176,260

Total current liabilities	691,336	881,931
Deferred revenue, less current portion	33,335	36,918
Convertible debt, less current portion	355,803	356,013
Other long term liabilities	11,731	445

Total liabilities	1,092,205	1,275,319

Contingencies (Notes 13 and 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; issued and outstanding: none at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; issued and outstanding: 160,233,358 shares at March 31, 2003 and 157,945,601 shares at December 31, 2002	1,602	1,579
Additional paid-in capital	1,064,533	1,050,288
Deferred stock-based compensation	(2,236)	(5,736)
Accumulated other comprehensive loss	25,866	24,158
Accumulated deficit	(288,500)	(300,121)

Total stockholders’ equity	801,265	770,168

Total liabilities and stockholders’ equity	$1,893,470	$2,045,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2003	2002

	(in thousands, except
	per share data)
	(Unaudited)
		(As Restated)
Net revenue:
Product	$126,391	$137,957
Services and support	92,050	117,691

Total net revenue	218,441	255,648

Cost of net revenue:
Product	18,690	26,605
Services and support	13,230	15,347
Amortization of purchased technology	1,741	802

Total cost of net revenue	33,661	42,754

Operating costs and expenses:
Research and development(1)	46,430	34,605
Marketing and sales(2)	88,941	102,474
General and administrative(3)	28,208	24,050
Provision for (recovery from) doubtful accounts, net	(323)	730
Amortization of intangibles	5,011	2,050
Restructuring charge	15,781	1,116

Total operating cost and expenses	184,048	165,025

Income from operations	732	47,869
Interest and other income	5,596	6,662
Interest expense	(3,171)	(7,690)
Loss on repurchase of zero coupon convertible debentures	(2,591)	—
Gain on sale of product lines	37	6,717

Income before provision for (benefit from) income taxes, minority interest and cumulative effect of change in accounting principle	603	53,558
Provision for (benefit from) income taxes	121	(103)

Income before minority interest and cumulative effect change in accounting principle	482	53,661
Minority interest in net income of consolidated subsidiaries	—	(2,023)

Income before cumulative effect of change in accounting principle	482	51,638
Cumulative effect of change in accounting principle, net of tax	11,142	—

Net income	$11,624	$51,638

Other comprehensive income:
Unrealized loss on marketable securities, net	$(689)	$(2,527)
Foreign currency translation gain (loss)	2,433	(1,172)

Comprehensive income	$13,368	$47,939

Basic income per share:
Income before cumulative effect of change in accounting principle	$—	$0.36
Cumulative effect of change in accounting principle, net of tax	0.07	—

Net income per share — basic	$0.07	$0.36

Shares used in per share calculation — basic	159,552	144,436

	Three Months Ended
	March 31,

	2003	2002

	(in thousands, except
	per share data)
	(Unaudited)
		(As Restated)
Diluted income per share:
Income before cumulative effect of change in accounting principle	$—	$0.31
Cumulative effect of change in accounting principle, net of tax	0.07	—

Net income per share — diluted	$0.07	$0.31

Shares used in per share calculation — diluted	165,366	174,074

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income		$47,699

Basic income per share		$0.33

Diluted income per share		$0.29

(1)	Includes stock-based compensation charges of $742 and $118 for the three months ended March 31, 2003 and 2002, respectively.

(2)	Includes stock-based compensation charges of $256 and $175 for the three months ended March 31, 2003 and 2002, respectively.

(3)	Includes stock-based compensation charges (credits) of $969 and $(945) for the three months ended March 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
	(Unaudited)
		(As Restated)
Cash flows from operating activities:
Net income	$11,624	$51,638
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle		—
Depreciation and amortization	14,237	11,898
Amortization of purchased technology to cost of revenue	1,741	802
Provision for (recovery from) doubtful accounts, net	(323)	730
Non cash restructuring charge	15,781	—
Non cash interest expense on convertible notes	1,584	3,288
Gain on sale of product lines	(37)	(6,717)
Gain on sale of marketable securities	(1,048)	—
Loss on repurchase of zero coupon convertible debentures	2,591	—
Minority interest	—	2,023
Deferred taxes	(2,119)	4,250
Stock-based compensation charges (credits)	(260)	714
Tax benefit from exercise of nonqualified stock options	(3,191)	(1,366)
Change in fair value of derivative, net	(1,164)	164
Changes in assets and liabilities:
Accounts receivable	52,961	48,467
Prepaid expenses, taxes and other	(13,921)	4,453
Accounts payable and accrued liabilities	(21,968)	(22,698)
Deferred revenue	(242)	(43,594)

Net cash provided by operating activities	56,246	54,052

Cash flows from investing activities:
Purchase of marketable securities	(376,133)	(175,086)
Proceeds from sale of marketable securities	253,855	116,411
Purchase of property and equipment	(23,100)	(7,391)
Increase in restricted cash	(199)	—
Purchase price adjustment for prior year acquisitions	(165)	—

Net cash used in investing activities	(145,742)	(66,066)

Cash flows from financing activities:
Proceeds from issuance of stocks from option plan and stock purchase plans	19,830	88,293
Repurchase of zero coupon convertible debentures	(177,055)	—

Net cash provided by (used in) financing activities	(157,225)	88,293

Effect of exchange rate fluctuations	5,339	(531)

Net increase (decrease) in cash and cash equivalents	(241,382)	75,748
Cash and cash equivalents at beginning of period	674,226	612,832

Cash and cash equivalents at end of period	$432,844	$688,580

Non cash investing activities:
Unrealized loss on marketable securities	$(689)	$(2,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

      Network Associates, Inc. and its wholly owned subsidiaries (the “Company”) are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. The Company offers two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. The Company’s computer security solutions are offered primarily to large enterprises, governments and educational institutions, small and medium sized businesses and consumer users. The Company operates its business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific and Latin America.

2.     Restatement

      On March 26, 2003, the Company announced that, as a result of information obtained in connection with ongoing Securities and Exchange Commission (“SEC”) and Department of Justice investigations into its previously issued consolidated financial statements, it would restate its 2000, 1999 and 1998 financial results to reflect sales to distributors and resellers on a sell-through basis, which is how the Company has recognized revenue from sale to distributors and resellers since the beginning of 2001. In the course of preparing the 2000, 1999 and 1998 consolidated financial statements to properly reflect sales to distributors and resellers on the sell-through basis, the Company identified other items and errors for which accounting adjustments were necessary. As a result of the restatement, the Company delayed the filing of its 2002 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

      In June 2002, the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 in connection with an earlier restatement of its financial results. This previously filed financial information for this quarter is referenced herein “as reported.” All restated information for the first quarter of 2002 in this Form 10-Q is referenced herein “as restated.”

      Set forth below is selected Company consolidated financial data for the three months ended March 31, 2002 on a restated and previously reported basis and a description of the significant adjustments impacting the financial results for the period. The restatement adjustments relate primarily to the Company’s change to the sell-through method to properly reflect the recognition of revenue on these sales for years prior to 2001 and the deferral of revenue in connection with certain multi-element licensing arrangements in 1998 through 2000. These adjustments also include additional revenue amounts recognized as a result of the proper application of the revenue recognition principles under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), to correct errors in the application of these principles during 1998 through 2000. In the quarter ended March 31, 2002, the effect of the restatement adjustments increased net revenue by $34.9 million and decrease expenses (primarily cost of revenue) by $1.4 million over amounts previously reported in the quarter ended March 31, 2002. A more detailed description of the adjustments and reconciliation is set forth in note 3 to the consolidated financial statements included in the Company’s 2002 Form 10-K filed with the SEC. As a related impact of the restatement, revenue in the quarter March 31, 2003 was increased by $3.2 million, cost of revenue was increased by $0.3 million, and sales and marketing was increased by $0.4 million.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the condensed consolidated balance sheet for the Company, showing previously reported, and restated amounts, as of March 31, 2002:

Condensed Consolidated Balance Sheet

(Unaudited)
(In thousands)

	March 31, 2002

	As Previously
	Reported	As Restated	Difference

ASSETS
Current assets:
Cash and cash equivalents	$688,580	$688,580	$—
Short-term marketable securities	176,584	176,584	—
Accounts receivable, net	84,433	84,413	(20)
Prepaid expenses, income taxes and other current assets	49,320	52,811	3,491
Deferred taxes	118,958	143,467	24,509

Total current assets	1,117,875	1,145,855	27,980
Long-term marketable securities	213,038	213,038	—
Property and equipment, net	65,872	65,872	—
Deferred taxes	85,534	102,156	18,622
Intangible assets, excluding goodwill, net	25,261	25,261	—
Goodwill, net	156,892	128,070	(28,822)
Other assets	19,271	19,271	—

Total assets	$1,681,743	$1,699,523	$17,780

LIABILITIES
Current liabilities:
Accounts payable	$22,590	$22,590	—
Accrued liabilities	274,926	268,486	(6,440)
Deferred revenue	223,418	291,565	68,147
Current portion of convertible debt	236,611	236,611	—

Total current liabilities	757,545	819,252	61,707
Deferred revenue, less current portion	36,292	37,541	1,249
Convertible debentures, less current portion	345,000	345,000	—
Other long term liabilities	524	524	—

Total liabilities	1,139,361	1,202,317	62,956

Minority interest	20,597	21,403	806

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2002

	As Previously
	Reported	As Restated	Difference

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	1,468	1,468	—
Additional paid in capital	829,391	838,152	8,761
Cumulative other comprehensive income (loss)	(34,044)	12,978	47,022
Accumulated deficit	(275,030)	(376,795)	(101,765)

Total stockholders’ equity	521,785	475,803	(45,982)

Total liabilities, minority interest and stockholders’ equity	$1,681,743	$1,699,523	$17,780

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the condensed consolidated statement of operations for the Company, showing previously reported and restated amounts, for the three months ended March 31, 2002:

Condensed Consolidated Statement of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, 2002

	As Previously
	Reported	As Restated	Difference

Net revenue:
Product	$139,250	$137,957	$(1,293)
Services and support	81,462	117,691	36,229

Total net revenue	220,712	255,648	34,936
Cost of net revenue:
Product	25,289	26,605	1,316
Services and support	15,347	15,347	—
Amortization of purchased technology	802	802	—

Total cost of net revenue	41,438	42,754	1,316
Operating costs and expenses:
Research and development	34,605	34,605	—
Marketing and sales	102,474	102,474	—
General and administrative	25,416	24,050	(1,366)
Provision for doubtful accounts, net	730	730	—
Amortization of intangibles	2,050	2,050	—
Restructuring charge	1,116	1,116	—

Total operating costs and expenses	166,391	165,025	(1,366)

Income from operations	12,883	47,869	34,986
Interest and other income	6,662	6,662	—
Interest expense	(7,690)	(7,690)	—
Loss on repurchase of zero coupon convertible debentures	6,717	6,717	—

Income before provision for (benefit from) income taxes and minority interest	18,572	53,558	34,986
Provision for (benefit from) income taxes	1,403	(103)	(1,506)

Income before minority interest	17,169	53,661	36,492
Minority interest in net income of consolidated subsidiaries	(1,417)	(2,023)	(606)

Net income	$15,752	$51,638	$35,886

Other comprehensive income:
Unrealized (loss) on investments	$(2,527)	$(2,527)	—
Foreign currency translation loss	(1,172)	(1,172)	—

Comprehensive income	$12,053	$47,939	$35,886

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2002

	As Previously
	Reported	As Restated	Difference

Basic net income per share:
Net income per share — basic	$0.11	$0.36	$0.25

Shares used in per share calculation — basic	144,436	144,436	—

Diluted net income per share:
Net income per share — diluted	$0.10	$0.31	$0.21

Shares used in per share calculation — diluted	154,782	174,074	19,292

Restatement to Sell-through Basis of Revenue Recognition

      The Company sells certain of its products through distributors and other resellers. Since January 1, 2001, the Company has reported revenue from sales to distributors and resellers on a sell-through basis. Adjustments required under the change to a sell-through revenue recognition policy to correctly report revenue from these sales to distributors and resellers had the effect of deferring revenue from 1998 through 2000 and increasing revenues in later periods, including a $9.1 million related increase in net revenue in the three months ended March 31, 2002.

Allocation of Revenue in Multiple-element Arrangements

      The accounting treatment with respect to certain revenue arrangements with multiple obligations during 1998 and 2000 has been adjusted to correct certain errors. The Company’s software license arrangements typically include the licensing of software and maintenance and support services or post contract support (“PCS”). SOP 97-2, as amended by SOP 98-9, provides that for arrangements with multiple obligations, such as the sale of software licenses with undelivered PCS, revenue is allocated to each element of the arrangement based on the vendor’s specific objective evidence of fair value of the undelivered elements. Where evidence of fair value of the undelivered elements is determinable and the fair value of the delivered element (e.g. the license) is not determinable, the Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements (e.g. PCS) and recognizes revenue on the delivered element under the residual value method. If the evidence of fair value of undelivered PCS is not determinable, then the entire arrangement fee is recognized ratably over the period that PCS is provided or until evidence of fair value is established. When evidence of fair value is established at a later date, the fair value of the undelivered elements is deferred and the residual portion of the fee is recognized as license revenue.

      Arrangements for which adjustments were made include the following:

      For one-year and two-year term enterprise software licenses in 1998 through 2000, amounts were allocated based on the list price of the license and the PCS element. In other instances in 1998 through 2000, the Company allocated revenue to the PCS element based on the amount invoiced to the customer. Further in 1998 through 2000, when customers were offered a discount on the list price of bundled licenses and PCS, the discount was allocated proportionately based on list price for the license and PCS. The Company has determined that these discounts should have been allocated entirely to the delivered license elements. In addition, the Company has reevaluated whether its methods for allocating revenues to the PCS element was supported by sufficient evidence of the fair value of the PCS based on prices for which PCS was sold separately in 1998 through 2000. For some products, the Company determined that sufficient evidence of fair value did not exist. For other products, evidence of fair value existed, but the amount of deferred revenue should have been greater.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Upon review of maintenance and support agreements included with the sale of retail licenses in 1998 through 2000, the Company determined it had inappropriately established the fair value for the PCS element (updates to virus definition files) of these arrangements. As the Company did not sell the PCS separately until late 2000, all license and PCS revenue under the arrangement should have been deferred and recognized over the three-year estimated life of the retail license or until evidence of fair value of the PCS was established. As a result in 1998 through 2000, the Company recorded adjustments to restate revenue for 1998 through 2000 related to its retail licenses to recognize all related license and PCS revenue ratably over the three-year estimated life of the license until the evidence of fair value of PCS was established in the fourth quarter of 2000. At that time, evidence of fair value for PCS was established based on an annual renewal rate for the PCS element included with its retail licenses.

      Overall adjustments to multi-element revenue arrangements resulted in the same amount of revenue recognized in total cumulatively over all periods affected, except for the effect of foreign currency adjustments. However, as there was a significant increase in deferred revenue for 1998 through 2000, service and support revenue will be increased in subsequent periods. Multi-element revenue deferrals from 1998 through 2000 resulted in $21.9 million additional revenue during the three-month period ended March 31, 2002.

     Cost Of Product Revenue

      The Company’s cost of net product revenue consists primarily of the following: cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based products, computer platforms and other hardware components. The cost of net product revenue has been adjusted to reflect the Company’s conversion to a sell-through revenue recognition, as discussed in “Restatement to Sell-through Revenue Recognition” above. Adjustments have been recorded to adjust cost of net product revenue in the periods that the related revenue is recognized.

     Stock-based Compensation

      The Company determined that stock-based compensation charges of $1.4 million originally recorded in the first quarter of 2002, when the transactions were discovered, will be recorded in 2000, when the transactions occurred, and stock-based compensation has been decreased by that amount in 2002.

     Additional Information

      Additional information regarding the Company’s restatement adjustments in 1998 through 2001 and subsequent periods is located in the Company’s (i) consolidated financial statements for each of the years in the three year period ended December 31, 2000, as filed in Amendment No. 2 to the Company’s 2000 Form 10-K, and (ii) consolidated financial statements for each of the years in the three-year period ended December 31, 2002, as filed in the Company’s 2002 Form 10-K.

3.     Summary of Significant Accounting Policies and Accounting Change

     Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2003 and for the three months ended March 31, 2003 and March 31, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 Consolidated Balance Sheet was derived from audited

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2002.

      In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2003, results of operations and cash flows for the three months ended March 31, 2003 and March 31, 2002 have been included. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

     Proforma Stock-Based Compensation Disclosure

      As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS 148”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employee,” (“APB 25”), and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”) and the related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

      The Company utilized the following assumptions in calculating the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Three Months Ended
	March 31,

	2003	2002

Risk free interest rate	3.60%	5.02%
Expected life	4 years	4 years
Volatility	98.02%	99.58%
Dividend yield	None	None

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123 to all of its stock-based compensation plans.

	Three Months Ended
	March 31,

	2003	2002

Net income, as reported	$11,624	$51,638
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	16,684	14,727
Add back: Stock-based compensation expense (credit), net of tax; included in reported net income	1,180	(391)

Pro forma net income (loss)	$(3,880)	$36,520

Net income (loss) per share:
Basic — as reported	$0.07	$0.36

Basic — pro forma	$(0.02)	$0.25

Diluted — as reported	$0.07	$0.30

Diluted — pro forma	$(0.02)	$0.23

Accounting Change

      Effective January 1, 2003, the Company changed its method for recognizing commission expenses to sales personnel. Prior to January 1, 2003, the Company’s policy has been to expense the commissions as incurred, however, the Company believes that expensing the commissions as incurred does not provide a fair representation of the income (loss) from operations where part or all of the revenue related to these sales transactions is deferred and recognized over time. Commission expense directly related to sales transactions is now deferred and recognized ratably over the same period as the related revenue is recognized and recorded, which the Company believes will provide greater transparency into its performance.

      As required by accounting principles generally accepted in the United States of America, the cumulative effect of the change in accounting principle effective January 1, 2003 resulted in a one-time credit of $13.9 million ($11.1 million after tax). The following table illustrates the three months ended March 31, 2002 after considering the commission accounting change and presents the 2002 results before the change in accounting principle for comparison to the current period:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002

	Before Commission	After Commission	Before Commission	After Commission
	Change	Change	Change	Change

Operating expenses	$183,659	$184,048	$165,025	$168,964
Income before cumulative effect of change in accounting principle	$871	$482	$51,638	$47,699
Per common share — diluted	$0.00	$0.00	$.31	$.33
Net income	$871	$11,624	$51,638	$71,847
Per common share — diluted	$0.00	$0.07	$.31	$.41

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

Accounting for Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets, including lease restoration obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Accounting for Extraordinary Items and Discontinued Operations

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. As a result of adopting this Standard, the Company reclassified the loss on retirement of its convertible debt as other expense and conformed prior periods to be consistent with this presentation.

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

      SFAS 146 supersedes the Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). SFAS 146 prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/ contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 during the fourth quarter of 2002 and for the restructuring charge recorded thereafter in the quarter ended March 31, 2003. The adoption of SFAS 146 did not impact the Company’s restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and other applicable pre-existing guidance.

Accounting for Stock-Based Compensation Charges

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the interim disclosure provisions of SFAS 148 in its financial reports for the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, there was no material impact on the consolidated financial statements.

Accounting for Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in SFAS 133; (ii) clarifies when a derivative contains a financing component; and (iii) amends the definition of an underlying to conform it to language in FIN 45. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company has adopted the provisions of SFAS 149 which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Accounting for Multiple Deliverable Revenue Arrangements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).” The Company has adopted the provisions of EITF 00-21 for transactions to which

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SOP 97-2 does not apply, such as sales of hardware without software and hosted applications. The adoption of EITF 00-21 did not have a significant impact on its consolidated financial position, results of operations or cash flows.

Accounting for Retroactive Insurance Contracts

      In May 2003, the EITF reached a consensus on Issue No. 03-03, “Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises to Claims-Made Insurance Policies” (“EITF 03-03”). The consensus requires the insured company to determine if their claims-made policy is retroactive, prospective, or both and account for the policy accordingly. A policy has a retroactive provision if it covers a specific known claim(s) that was reportable before the policy’s effective date. The continued applicability of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), to the recording of liabilities and the related insurance recoverables is also addressed. Since FIN 39 does not allow for offsetting the insurance liability with the recoverable, regardless of whether the company is recording the insurance policy as prospective or retroactive, there will likely be a balance sheet gross-up for all covered losses. EITF 03-03 is applicable to all claims-made insurance arrangements entered into beginning in a company’s next reporting period following ratification, which is June 30, 2003 for the Company. The Company is assessing the potential impact of EITF 03-03 on its consolidated financial position, results of operations and cash flows.

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

     Accounting for Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 (December 31, 2003 for the Company) for any variable interest entities or potential variable interest entities created before February 1, 2003. The Company is studying the impact of FIN 46 on its consolidated financial position, results of operations and cash flows.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Stock-Based Compensation

      The Company recorded stock-based compensation charges (credits) of $2.0 million and $0.7 million in the three months ended March 31, 2003 and 2002, respectively. These charges (credits) are comprised of the following (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Exchange of McAfee.com options	$741	$—
New and existing executives	106	430
Former employees	1,120	—
Repriced options	—	(1,144)
Shares purchased outside Employee Stock Purchase Plan	—	62

Total stock-based compensation	$1,967	$(652)

      Exchange of McAfee.com options. On September 13, 2002, the Company acquired the minority interest in McAfee.com. McAfee.com option holders received options for 0.675 of a share of Networks Associates, Inc. common stock plus $8.00 in cash, which will be paid to the option holder only upon exercise of the option and without interest, in exchange for each McAfee.com option. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of the Company’s common stock. The assumed options have been accounted for under the guidance in EITF Issue No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, these options are subject to variable accounting treatment, which means that a compensation charge has been measured initially at the date of the closing of the merger and then remeasured at the end of each reporting period. The initial charge was based on the excess of the closing price of the Company’s stock over the exercise price of the options plus the $8.00 per share payable in cash, which will be paid upon exercise of the option. The charge has been and will be remeasured, using the same methodology, until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge will be recorded as an expense over the remaining vesting period of the options, using the accelerated method of amortization under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”(“FIN 28”). To the extent that the options issued were fully vested at the date of the closing of the McAfee.com acquisition, the Company immediately recorded a compensation expense of approximately $10.5 million. Charges related to unvested options will be recorded in deferred stock-based compensation in stockholders’ equity. Depending upon movements in the market value of the Company’s common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

      During the three months ended March 31, 2003, the Company recorded a charge of approximately $0.7 million related to exchanged options subject to variable accounting. This stock-based compensation charge, related to exchanged options subject to variable accounting, was based on the Company’s closing share price of $13.81 on March 31, 2003. As of March 31, 2003, the Company had approximately 1.0 million outstanding exchanged options subject to variable accounting.

      New and existing executives. On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become its president and chief executive officer. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. Stock-based compensation associated with Mr. Samenuk’s 2001 restricted stock grant was valued at $2.0 million and was amortized over 24 months beginning January 2001

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through December 2002. Approximately $0.2 million was expensed during the three months ended March 31, 2002 related to stock-based compensation associated with Mr. Samenuk’s 2001 restricted stock grant.

      On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk, its chairman and chief executive officer. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on January 15, 2002. During the three months ended March 31, 2003 and 2002, the Company recorded approximately $0.1 million and $0.2 million related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

      Former employees. In July 2002, one of the Company’s employees became a non-employee, but continued to provide services to the Company. As he was allowed to continue to hold his vested employee options beyond the normal exercise period after termination and continue to vest his options, the Company recorded a stock-based compensation charge corresponding to the fair value of his vested options. The unvested options have been and will be remeasured periodically using the Black Scholes option valuation model and recognized over the remaining vesting period using the accelerated method of amortization discussed in FIN 28. Stock-based compensation of approximately $30,000 was expensed during the three months ended March 31, 2003.

      In October 2002, the Company terminated the employment of four former McAfee.com executives. These executives held McAfee.com options, which were exchanged for options to acquire the Company’s common stock. These options are subject to variable accounting as discussed above. Upon the executives’ termination, the options held by these individuals were modified in accordance with existing change in control agreements and became fully vested. After December 31, 2002, all remaining options held by these former McAfee.com executives were exercised within the first quarter of 2003. As a result, the Company recorded a final stock-based compensation charge of $1.1 million during the three months ended March 31, 2003.

      Repriced Options. During the three months ended March 31, 2003 and 2002, the Company did not incur a charge and incurred a credit of approximately $1.9 million, respectively, related to options subject to variable plan accounting. For the three months ended March 31, 2003, the Company’s stock-based compensation charge calculation related to options subject to variable plan accounting were based on quarter-end per share price of the Company’s stock of $13.81. For the three months ended March 31, 2002, the Company’s stock-based compensation charge calculation related to options subject to variable plan accounting were based on quarter-end per share price of the Company’s stock of $24.20 and per share price of McAfee.com stock of $16.47. As of March 31, 2003, the Company had options to purchase approximately 0.8 million shares, which were outstanding and subject to variable plan accounting.

      The Company also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. No charges were incurred for the three months ended March 31, 2003 and approximately $(1.1) million was credited to expense during the three months ended March 31, 2002.

      Shares Purchased Outside Employee Stock Purchase Plan. On January 31, 2002, the Company experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although the Company reduced the number of shares available for purchase by plan participants by a pro rata amount, additional shares were required to be purchased outside of the plan. As a result, the Company recorded a one-time stock-based compensation

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge of approximately $0.1 million in the three months ending March 31, 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the exercise price.

5.     Business Combinations

      On September 13, 2002, the Company repurchased the 25% minority interest in its McAfee.com subsidiary for approximately $219.9 million in cash and stock. The Company issued 8.3 million shares of its common stock valued at $14.62 per share, which corresponds to the average market price of the Company’s common stock two days before and after the date the terms of the acquisition were established. The acquisition was an effort to reduce or eliminate customer, market and brand confusion due to the similarity in its products, names and web addresses and to reduce or eliminate actual and potential conflicts between the companies and their sales forces, and related senior management distraction, due to confusion over market boundaries. This acquisition increased the Company’s ownership of McAfee.com to a 100% interest and was accounted for using the purchase method of accounting. As part of the acquisition, McAfee.com was merged with and into the Company. The results of operations of McAfee.com have always been included in the consolidated income (loss) before minority interest of the Company. Prior to the acquisition, the minority interest in the McAfee.com income (loss) was excluded from the Company’s consolidated net income (loss). Since the date of acquisition on September 13, 2002, no minority interest has existed in McAfee.com and accordingly the consolidated net income (loss) includes the full amount of McAfee.com results from this date. The aggregate purchase price was allocated to tangible and identified intangible assets acquired and liabilities assumed based on preliminary estimates of fair value. Identifiable intangible assets totaled $50.7 million and are amortized using an estimated useful life identified for each type of intangible ranging from two to seven years, or a weighted average period of 6.7 years. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $145.8 million has been recognized as goodwill of which none will be deductible for tax purposes.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

September 13, 2002

(In thousands)
Deferred tax assets	$25,767
Technology	1,401
Other intangible assets	49,335
Goodwill	145,756
Minority interest	21,044

Total assets acquired	$243,303
Current liabilities	2,065
Deferred tax liabilities	21,345

Total liabilities assumed	$23,410

Net assets acquired	$219,893

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma financial information presents the combined results of the Company and McAfee.com as if the acquisition had occurred on January 1, 2002, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

Three Months Ended
March 31, 2002

Pro forma:
Net revenue	$255,648

Net income	$51,638

Basic net income per share:
Net income	$0.34

Shares used in per share calculation — basic	152,743

Diluted net income per share:
Net income	$0.30

Shares used in per share calculation — diluted	182,380

      The above pro forma financial information includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by McAfee.com related to the Company’s exchange offer for all McAfee.com outstanding publicly held shares. The expenses incurred by McAfee.com amounted to $1.9 million in the three months ended March 31, 2002. The pro forma information is based on various assumptions and estimates. The pro forma information is not necessarily indicative of the operating results that would have occurred if the McAfee.com acquisition had been consummated as of January 1, 2002, nor is it necessarily indicative of future operating results.

      The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisition.

6.     Sale of Product Line

      On October 9, 2001, the Board of Directors of the Company approved a plan to integrate the activities of the Company’s PGP product group into its other product groups. In addition to the integration plan, the Company began to look for a buyer for the PGP desktop encryption and Gauntlet firewall products. On February 13, 2002, the Company announced the sale of Gauntlet firewall/VPN product to Secure Computing. As a result of the transaction, the Company received common shares of Secure Computing in exchange for the Gauntlet assets. The Company recorded a gain on sale of net assets of $6.7 million. On August 19, 2002, the Company announced the sale of the PGP desktop encryption products line to PGP Corporation, a new venture funded company, for $2.0 million in cash and assumption of $1.1 million of net liabilities. As a result of the transaction, the Company recorded a gain on sale of product line of $2.6 million in the third quarter of 2002.

      In March 2002, the Company purchased a one-year collar consisting of 300,354 purchased put options with a strike price of $17.31 and the same number of written call options with a strike price of $22.04. Underlying both the put and call options are the Secure Computing shares. The Company designated the purchased collar as a fair value hedge of the Secure Computing available-for-sale securities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” At the inception of the hedge, the Company assessed that the collar is highly effective based upon expected changes in the collar’s intrinsic value. On an ongoing basis, changes in the fair value of Secure Computing shares within the collar’s range of $17.31 and $22.04 are recorded as part of accumulated other comprehensive income within stockholders’ equity. Changes in the fair value of Secure Computing’s shares outside of the collar range of

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17.31 and $22.04 are recorded immediately in earnings. Changes in the fair value of the collar are measured using an option pricing model and are also recorded immediately in earnings. During the three months ended March 31, 2002, the Company recognized a loss of approximately $15,000 related to the change in fair value of the collar, net of changes of fair value of the Secure Computing shares outside of the collar range. In July 2002, the Company sold its shares in Secure Computing, closed its collar and recorded a net gain of approximately $0.3 million.

7.     Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, the Company performs an impairment review of its goodwill balance on at least an annual basis. This impairment review involves a two-step process. The Company performed Step 1 of the initial goodwill impairment analysis as of January 1, 2002, and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. As required, the Company completed its annual goodwill impairment review as of October 1, 2002 and concluded that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts.

      Goodwill (net) information is as follows (in thousands):

	January 1,	Goodwill		Effects of Foreign	March 31,
	2003	Acquired	Adjustments	Currency Exchange	2003

United States	$227,395	$—	$—	$—	$227,395
EMEA	$25,424	$—	$—	$375	$25,799
Japan	$12,071	$—	$—	$—	$12,071
Canada	$4,727	$—	$—	$—	$4,727
Asia-Pacific (excluding Japan)	$2,301	$—	$—	$—	$2,301
Latin America	$2,016	$—	$—	$—	$2,016

Total	$273,934	$—	$—	$375	$274,309

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

	March 31, 2003			December 31, 2002

		Accumulated			Accumulated
		Amortization			Amortization
		(Including Effects			(Including Effects
	Gross	of Foreign	Net	Gross	of Foreign	Net
	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	$69,147	$(47,917)	$21,230	$69,286	$(45,995)	$23,291
Trademarks, patents customer base, and other intangibles	104,358	(38,760)	65,598	104,540	(34,280)	70,260

	$173,505	$(86,677)	$86,828	$173,826	$(80,275)	$93,551

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate amortization expenses for the intangible assets listed above totaled $6.8 million and $2.9 million for the three months ended March 31, 2003 and 2002, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2003	$14,981
2004	18,429
2005	15,549
2006	12,744
2007	10,508
Thereafter	14,617

$86,828

8.     Restructuring

      In January 2003, as part of a restructuring effort to gain operational efficiencies, the Company consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into its newly constructed 170,000 square-foot regional headquarters facility in Plano, Texas. The new facility houses approximately 1,000 employees working in finance, legal, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses. As part of the consolidation of activities into the Plano facility, the Company relocated approximately 170 employees from its Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, the Company recorded a restructuring charge of $15.8 million which consisted of a non-cash expense of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash income of $(1.9) million attributable to the reduction of deferred rent liability; and a $15.6 million accrual for estimated lease related costs associated with vacated facilities in Santa Clara, California. The remaining costs associated with permanently vacating the Santa Clara facilities are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facilities. The remaining costs associated with permanently vacating the facilities will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on management’s current estimates. Amounts to be paid, relative to the restructuring accrual, within 12 months ($2.4 million) have been included in accrued liabilities, while amounts to be paid beyond 12 months ($13.2 million) have been included in other long term debt and liabilities in these condensed consolidated financial statements.

      The following table sets forth the Company’s restructuring accrual established in 2003 (in thousands):

Lease
Termination
Costs

Balance, January, 1, 2003	$—
Additional accrual	15,635

Balance, March 31, 2003	$15,635

      The Company’s estimates of the excess facilities charge may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the Company’s success in negotiating with its lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if further consolidations are required or if

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual lease exit costs or sublease income differ from amounts currently expected. The restructuring charge was not allocated to reporting segments.

      As part of the plan to integrate certain activities of the Company’s PGP product group into its other product groups and to dispose of other product lines, the Company sold its Gauntlet business during the first quarter of 2002. In connection with this process, a cash restructuring charge of approximately $1.1 million was recorded during the first quarter of 2002. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

      The following table sets forth the Company’s restructuring accrual established in February 2002 and the activity against the accrual during the three months ended March 31, 2002 (in thousands):

		Severance
	Other	and
	Costs	Benefits	Total

Balance, February 2002	$190	$926	$1,116
Cash payments	(90)	(470)	(560)

Balance, March 31, 2002	$100	$456	$556

      The remaining balances were paid during the second quarter of 2002.

9.     Convertible Debt

      Convertible debt comprises the following amounts (in thousands):

	March 31,	December 31,
	2003	2002

Zero Coupon Convertible Subordinated Debentures due 2018
Face Value	$465	$358,500
Unamortized Discount	(233)	(182,240)

	232	176,260

5.25% Convertible Subordinated Notes due 2006
Face Value (net of accumulated fair value adjustment of $10,803 and $11,012 at March 31, 2003 and December 31, 2002, respectively)	355,803	356,013

Total convertible debt	$356,035	$532,273

     Zero Coupon Convertible Debentures due 2018

      On February 13, 1998, the Company completed a private placement of zero coupon convertible subordinated debentures due in 2018 (“Debentures”). The Debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to the Company of approximately $337.6 million. The initial price to the public for the Debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the Debentures of 4.75% (on a semi annual bond equivalent basis).

      Periodically, through a limited number of privately negotiated purchases, the Company repurchased previously outstanding Debentures. In 2002, the Company repurchased Debentures, which had an aggregate face amount at maturity of $140.0 million, at a net price of $66.2 million. In connection with these repurchases, the Company recognized a gain of approximately $26,000, calculated as the difference between the accreted value of the debt, net of unamortized issuance costs, and the cost of repurchase.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remainder of the outstanding Debentures, with an aggregate face amount at maturity of $358.5 million, became redeemable for cash at the option of the holders beginning on February 13, 2003, at which time the Company repurchased Debentures which had an aggregate face amount at maturity of $358.0 million for a net price of $177.1 million. In connection with this repurchase, the Company recognized a loss of approximately $2.6 million calculated as the difference between the accreted value of the debt, net of unamortized issuance costs, and the cost of repurchase. At March 31, 2003, Debentures with an aggregate face amount at maturity of $0.5 million remained outstanding. The remaining Debentures were repurchased in full in June 2003.

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

      At the option of the holder, Notes may be converted into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes may also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related indenture). At any time between August 20, 2004 and August 14, 2005, the Company may redeem all or a portion of the Notes for cash at a redemption price of 101.3125% of the principal amount. After August 14, 2005, the redemption price is 100.0% of the principal amount. The Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the related indenture). In July 2002, the Company entered into an interest rate swap transaction with two investment banks, which required that the convertible notes be carried at fair value.

10.	Interest Rate Swap Transaction

      In July 2002, the Company entered into interest rate swap transactions (“Transactions”) with two investment banks (“Banks”) to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Notes due 2006 (“Notes”). The notional amount of the Transactions was $345.0 million to match the entire principal amount of the Notes. The Company will receive from the Banks fixed payments equal to 5.25% of the notional amount, payable on February 15 and August 15 starting on August 15, 2002. In exchange, the Company will pay to the Banks floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months beginning August 15, 2002. The LIBOR was 1.34% at March 31, 2003.

      The Transactions will terminate on August 15, 2006 (“Termination Date”), subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006, the twenty-day average closing price of the Company’s common stock equals or exceeds $22.59. Depending on the timing of the early termination event, the Banks would be obligated to pay the Company an amount equal to the redemption premium called for under the terms of the Notes.

      The Transactions qualified and were designated as a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. To test the effectiveness of the hedge, regression analysis is performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes are calculated as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For the three

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended March 31, 2003, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

      Under the fair value model, the derivative is recognized at fair value on the consolidated balance sheet with an offsetting entry to the statement of operations. In addition, changes in the fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the statement of operations.

      The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest expense. The net gain recorded for the three months ended March 31, 2003 was $1.2 million and is recorded in interest expense in these consolidated financial statements.

      In support of the Company’s obligations under the Transactions, the Company is required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of collateral is included in restricted cash on the consolidated balance sheet.

11.	Net Income Per Share

      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Numerator — Basic
Income before cumulative effect of change in accounting principle	$482	$51,638
Cumulative effect of change in accounting principle, net of tax	11,142	—

Net income, adjusted	$11,624	$51,638

Numerator — Diluted
Net income	$482	$51,638
Interest on convertible debentures(1)	—	2,999

Income before cumulative effect of change in accounting principle	482	54,637
Cumulative effect of change in accounting principle, net of tax	11,142	—

Net income, adjusted	$11,624	$54,637

Denominator — Basic
Weighted average shares of common stock outstanding	159,552	144,675
Less: weighted average shares of common stock subject to repurchase	—	(239)

Basic weighted average common shares outstanding	159,552	144,436

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Denominator — Diluted
Basic weighted average common shares outstanding	159,552	144,675
Effective of dilutive securities:
Convertible debentures(1)	—	19,092
Common stock options and shares subject to repurchase (2)	5,641	10,109
Warrants (3)	173	198

Diluted weighted average shares	165,366	174,074

Basic net income per share:
Income before cumulative effect of change in accounting principle	$—	$0.36
Cumulative effect of change in accounting principle, net of tax	0.07	—

Net income per share — Basic	$0.07	$0.36

Diluted net income per share:
Income before cumulative effect of change in accounting principle	$—	$0.31
Cumulative effect of change in accounting principle, net of tax	0.07	—

Net income per share — Diluted	$0.07	$0.31

(1)	Convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 19.1 million and 4.2 million for the three months ended March 31, 2003 and 2002, respectively.

(2)	At March 31, 2003 and 2002, 14.8 million and 2.3 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

(3)	Warrants to purchase 0.2 million shares of the Company’s common stock were excluded from the determination of diluted net loss per share for the three months ended 2002, as the effect of such warrants was anti-dilutive.

12.	Business Segment Information

      The Company has concluded that it has one business and operates in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, educational institutions, small and medium sized businesses and consumer users, as well as resellers and distributors. Management measures profitability based on the Company’s five geographic regions. The regions are evidence of the operating structure of the Company’s internal organization.

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

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is the summary of the Company’s revenue and income (loss) from operations by geographic region. The accounting policies of the businesses and geographic regions are the same as disclosed in Note 3 to these Notes to Condensed Consolidated Financial Statements. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses; corporate marketing expenses, amortization of intangibles, stock-based compensation charges, and restructuring costs. These corporate expenses are not considered attributable to any specific geographic region. Summarized financial information concerning the Company’s net revenue and operating income (losses) by business and geographic region is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Net revenue by region:
North America	$135,675	$153,964
Europe, Middle East and Africa (EMEA)	61,206	78,454
Japan	10,675	11,712
Asia-Pacific (excluding Japan)	6,660	8,150
Latin America	4,225	3,368

Net revenue	$218,441	$255,648

Income (loss) from operations by region:
North America	$40,583	$41,595
EMEA	23,097	40,715
Japan	3,738	3,273
Asia-Pacific (excluding Japan)	1,438	(162)
Latin America	(431)	(140)
Corporate	(67,693)	(37,412)

Income from operations	$732	$47,869

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Software licenses	$104,624	$112,360
Support and maintenance	67,549	93,146
Hardware	17,480	18,924
Retail	4,645	4,326
Consulting	7,117	9,073
Training	2,069	3,708
Hosting arrangements	14,400	11,764
Other	557	2,347

Total	$218,441	$255,648

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Litigation

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

      In addition, the Company is engaged in certain legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

     Securities Cases

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint, styled In re Network Associates, Inc. II Securities Litigation, was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with Generally Accepted Accounting Principles (“GAAP”). After a hearing on defendants’ motion to dismiss was held on April 16, 2002, the Court entered an order approving a jointly stipulated withdrawal of defendants’ motion to dismiss. On September 30, 2002, plaintiffs filed a first amended and consolidated complaint. The amended and consolidated complaint asserts claims on behalf of an expanded class of plaintiffs, i.e., persons who purchased the Company’s stock between April 15, 1999 and December 26, 2000, and, in addition to reasserting the allegations contained in the consolidated complaints, adds allegations regarding the Company’s restatement of its 1998, 1999, and 2000 consolidated financial statements, which restatement resulted from the Company’s discovery of certain accounting inaccuracies impacting those consolidated financial statements. The first amended and consolidated complaint also adds Terry Davis, the Company’s former Controller as a party defendant. On November 11, 2002, the Company and the individual defendants each moved to dismiss certain claims asserted on the first amended and consolidated complaint. Prior to the hearing on Defendant’s motions, which took place on February 11, 2003, plaintiff voluntarily dismissed Peter Watkins as a party defendant in the lawsuit. A decision on the remaining motions to dismiss was issued on March 25, 2003, where the Court granted, in part, defendants’ motion to dismiss. On September 23, 2003, the Company and the plaintiffs entered into a memorandum of agreement of settlement. The settlement was preliminarily approved by the Court on October 22, 2003 and is subject to notice to and opportunity to object and opt-out by members of the class and final approval by the court following a hearing on any objections to the settlement. The Company funded the settlement amount into escrow in October 2003.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 5, 2001, the Company was nominally sued in a derivative lawsuit filed in the Superior Court in Santa Clara County. The lawsuit, captioned Mead Ann Krim v. William L. Larson, et al., Case No. CV795734, asserts claims against William Larson, Peter Watkins, Prabhat Goyal, Leslie Denend, Virginia Gemmell, Edwin Harper, Enzo Torresi (collectively the “individual defendants”), and PricewaterhouseCoopers LLP for breach of fiduciary duty, unjust enrichment and professional negligence against the accountants. In particular, the complaint alleges that the defendants engaged in a course of conduct by which they improperly accounted for revenue from software license sales, and that, as a result of their actions, certain of the Company’s consolidated financial statements were false and misleading and not in compliance with GAAP. The complaint seeks an unspecified amount of damages. Nominal defendant Network Associates, Inc. filed a demurrer to the complaint on May 21, 2001. A hearing on the demurrer was held on June 29, 2001. On July 24, 2001, the Court sustained the demurrer with leave to amend. By Order dated August 21, 2001, the Court granted plaintiff limited discovery for purposes of amending the complaint to meet the demand futility test imposed by Delaware law. Plaintiff filed an amended complaint on December 26, 2001. Nominal defendant Network Associates, Inc. filed a demurrer, which was joined by the individual defendants, to the amended complaint on January 30, 2002. A hearing on the demurrer was held on March 8, 2002. The Court entered an order on March 28, 2002 sustaining the demurrer without leave to amend and dismissing the amended complaint with prejudice. Plaintiff filed a Notice of Appeal in the California Court of Appeals, Sixth Appellate District on June 24, 2002. On December 19, 2002, plaintiff filed a motion seeking the Court’s approval of the parties’ settlement stipulation and dismissal of the case with prejudice. By order dated January 7, 2003, the Court entered the parties’ stipulation and dismissed the case with prejudice as to all parties and all claims.

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

      Certain investment bank underwriters, the Company, and certain of the Company’s directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for McAfee.com’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s securities or sold put options during the time period from December 1, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order dismissing certain of the claims against the Company with leave to amend. A settlement proposal was accepted by the Company on July 15, 2003 and is awaiting Court approval.

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

      On March 22, 2002, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced a “Formal Order of Private Investigation” into the Company’s accounting practices. The SEC investigation is continuing, and the Company continues to provide documents and information to the SEC.

14.     Contingencies

      Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer, licensees, against any loss, expense, or liability from any

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and the Company can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then the Company may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses.

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

      Under the terms of the Company’s agreements to sell the PGP and Gauntlet assets the Company agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). The maximum potential loss related to the indemnification for breach of representations or warranties is $2.4 million. No maximum liability is stipulated in the agreement related to any undiscovered liabilities. To date the Company has paid $0.4 million under the representations and warranties indemnification.

      The Company has agreed to indemnify members of the board of directors as well as officers of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are an agent of the Company, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgements, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. The Company maintains insurance coverage for directors and officers liability (“D&O insurance”). No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors and officers of the Company. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against it or any members of board of directors or officers that will result in probable losses in excess of amounts covered by its D&O insurance.

      If the Company believes a liability associated with any of the aforementioned indemnifications obligations becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

15.     Subsequent Events

      On April 30, 2003, the Company acquired all of the capital stock of Entercept Securities Technologies, Inc. (“Entercept”) for approximately $124.6 million in cash plus direct transaction costs. Entercept provides a host-based intrusion prevention solution designed to proactively detect and stop security attacks before they cause damage.

      On May 14, 2003, the Company acquired all of the capital stock of IntruVert Networks, Inc. (“IntruVert”) for approximately $103.4 million in cash plus direct transaction costs. IntruVert develops and provides a network-based intrusion prevention solution designed to proactively detect and stop security attacks before they cause damage.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company filed with the SEC its Form 10-Q for the quarterly period ended June 30, 2003 concurrent with filing this Form 10-Q for the quarterly period ended March 31, 2003. This concurrent filing and the subsequent events described therein should be read in conjunction with these consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

      Some of the statements contained in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The statements contained in the Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 51 in this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

      This report includes registered trademarks and trade names of Network Associates and other corporations. Trademarks or trade names owned by Network Associates and/or our affiliates include the marks: “Network Associates,” “Magic Solutions,” “McAfee” and “Sniffer.”

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

Overview

      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium-sized business and consumer users. We operate our business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific and Latin America. See note 12 to the condensed consolidated financial statements.

      The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and our Sniffer network fault identification and application performance management products. In addition to these two flagship products, we have focused our efforts on building a full line of complementary network and system protection solutions. On the system protection side, we strengthened our anti-virus lineup by adding complementary products in the anti-spam and host intrusion prevention categories. On the network protection side, we built upon our Sniffer line by adding products in the network monitoring, network reporting, network application performance monitoring, network intrusion prevention, and forensics categories. We continuously seek to expand our product lines.

      We recently launched our McAfee Protection-in-Depth Strategy, designed to provide a complete set of system and network protection solutions differentiated by intrusion prevention technology that can detect and block known and unknown attacks. To more effectively market our products in our various geographic sales regions, we have combined complementary products into separate product groups, as follows:

•	McAfee System Protection Solutions, which delivers world-class anti-virus and security products and services designed to protect systems such as desktops and servers. McAfee System Protection

Solutions also includes our Magic Service Desk family of products designed to offer management and visibility of desktop and server systems; and

•	McAfee Network Protection Solutions, which offers products designed to maximize the performance and security of networks, including Sniffer network analysis and availability technologies, network intrusion prevention with McAfee IntruShield and InfiniStream Security Forensics

      In the three months ended March 31, 2003 and 2002, our net revenue was approximately $218.4 million and $255.6 million, respectively, and our net income was approximately $11.6 million and $51.6 million, respectively.

McAfee System Protection Solutions

      McAfee System Protection Solutions help enterprises, small businesses, consumers and government agencies assure the availability and security of their desktops, application servers and web service engines. The McAfee System Protection Solutions portfolio features a range of best-of-breed products including anti-virus, managed services, McAfee SpamKiller anti-spam solutions, McAfee ThreatScan vulnerability assessment and McAfee Entercept for host-based intrusion prevention. Each is backed by the McAfee Anti-Virus Emergency Response Team, a leading threat research organization.

      McAfee System Protection Solutions also includes McAfee Consumer Security, offering both traditional retail products and our on-line subscription services. Our consumer retail and on-line subscription application services allow users to protect their PCs from malicious code and other attacks, repair PCs from damage caused by viruses, and block spam and other undesirable content. Our retail products are sold through retail outlets, including Best Buy, CompUSA, Dixons and Staples, to single users and small home offices in the form of traditional boxed product. These products include free and for fee software updates and technical support services. Our on-line subscription services are delivered through the use of an Internet browser at our McAfee.com web site and through multiple on-line service providers.

      McAfee System Protection Solutions also include our Magic Service Desk family of products, offering management and visibility of desktop and server systems. Magic Service Desk is a modularized workflow engine for collecting, tracking, managing and reporting. This product is primarily used to manage service items, manage people resources, manage assets and assist in tracking successful change within an organization. Magic Service Desk is complemented by solutions allowing for remote diagnostics and asset discovery. Customers for these products are corporate, governmental and educational organizations.

McAfee Network Protection Solutions

      McAfee Network Protection Solutions help enterprises, small businesses, government agencies and service providers maximize the availability, performance and security of their network infrastructure. The McAfee Network Protection Solutions portfolio features a range of products including Sniffer and the nPO Solution for network management. Sniffer’s products capture data, monitor network traffic and collect and report on key network statistics. These products are also designed to optimize network and application performance and increase network reliability by uncovering and analyzing network problems and network security vulnerabilities and recommending solutions to such problems. Other McAfee Network Protection Solutions products include InfiniStream Security Forensics for security forensics and McAfee IntruShield for network intrusion detection and prevention. Customers for these products are enterprises and government agencies, as well as service providers.

Expert Services and Technical Support

      We have established Expert Services and Technical Support to provide professional assistance in the design, installation, configuration and implementation of our customers’ networks and acquired products. Expert Services is focused on two service markets: Consulting Services and Education Services.

      Consulting Services supports product integrations and deployment with an array of standardized and custom offerings. Consulting Services also offers other services in both the security and networking areas, including early assessment and design work, as well as emergency outbreak and network troubleshooting assistance. Our consulting services organization is organized around our product groups.

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

Network Associates Labs

      Network Associates Labs, or NAI Labs, is our research and development organization dedicated to advanced network and host system intrusion protection and security technology. NAI Labs currently conducts research in the areas of: host intrusion protection; network intrusion protection; wireless intrusion protection; malicious code defense; security policy and management; high-performance assurance and forensics; and threats, attacks, vulnerabilities and architectures. NAI Labs has ongoing projects funded through the U.S. Defense Advanced Research Projects Agency, the U.S. Intelligence Community Advanced Research & Development Activity, Air Force, Navy, Army, NSA and other Department of Defense and U.S. government agencies. NAI Labs focuses on exploiting government research to advance the capabilities of our product line offerings.

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

On-Line Subscription Services and Managed Applications

      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers using these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our McAfee.com web site where consumers using their Internet browser detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software patches and upgrades. Our McAfee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Internet Privacy Service, as well as combinations of these services through suites.

      Similarly, our on-line subscription corporate products and services, or our ASaP offerings, provide corporate customers the most up-to-date anti-virus software. Our ASaP offerings include VirusScan ASaP, which provides anti-virus protection to desktops and file servers, VirusScreen ASaP, which screens e-mails to detect and quarantine viruses and infected attachments and Desktop Firewall ASaP, which blocks unauthorized network access and stops known network threats.

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

Critical Accounting Policies

      Except as described below, there have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended December 31, 2002.

      Effective January 1, 2003, we changed our method for recognizing commission expenses to sales personnel. Prior to January 1, 2003, our policy was to expense the commissions as incurred. However, we believe that expensing commissions as incurred does not provide a fair representation of the income (loss) from operations when part or all of the revenue related to these sales transactions is deferred and recognized over time. Commission expense directly related to sales transactions is now deferred and recognized ratably over the same period as the related revenue is recognized and recorded. As required by generally accepted accounting principles, the cumulative effect of the change in accounting principle effective January 1, 2003 is a one-time credit of $13.9 million ($11.1 million after tax) in the first quarter of 2003. As a result of the change in accounting, operating expense for the first quarter was reduced by $0.4 million.

Impact of Restatement on Consolidated Financial Statements

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for 1998 through 2001 and the quarter ended March 31,

2002. Due to the impact of the restatement, the results discussed herein for the quarters ended March 31, 2003 and 2002 differ from those previously announced by us in April 2003 or reported in our Form 10-Q for the quarter ended March 31, 2002. We do not intend to restate the Q1 2002 Form 10-Q and that document should not be relied upon. The results set forth below should be read in conjunction with (i) the unaudited consolidated financial statements included in this Form 10-Q and (ii) the consolidated financial statements for 1998 through 2002 and related notes contained in Amendment No. 2 to our 2000 Form 10-K (1998 through 2000) and 2002 Form 10-K (2000 through 2002).

      Among others, the more significant categories of restatement adjustments were recorded:

•	to properly reflect sales to our distributors and resellers on the sell-through basis for 1998 through 2000, which is how we have accounted for these sales since 2001; and

•	to correct an error in our recognition of revenue under SOP 97-2 with respect to multi-element licensing arrangements in 1998 through 2000.

      We have determined that, excluding the effect of currency-related adjustments, the aggregate amount of net revenue was not reduced as a result of our change to the sell-through revenue recognition method for years prior to 2001 or adjustments related to multi-element licensing arrangements in 1998 through 2000. These adjustments had the effect of deferring revenue from 1998 through 2000 to be recognized in later periods, with amounts deferred in connection with our multi-element licensing arrangements generally being recognized in later periods as service and support revenue. In the aggregate, for the three months ended March 31, 2003 and 2002, the restatement adjustments had the effect of increasing net revenues by $3.2 million and $34.9 million, respectively, and increasing expenses (primarily cost of revenue) by $0.3 million and $0.1 million, respectively, over amounts previously announced or reported.

     Results of Operations

      The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Net revenue:
Product	58%	54%
Services and support	42	46

Total net revenue	100	100
Cost of net revenue:
Product	9	10
Services and support	6	6
Amortization of purchased technology	1	—

Total cost of net revenue	16	16
Operating costs and expenses:
Research and development	21	14
Marketing and sales	41	40
General and administrative	13	10
Provision for (recovery from) doubtful accounts, net	—	—
Amortization of intangibles	2	1
Restructuring charge	7	1

Total operating costs and expenses	84	66

Income from operations	—	18

Interest and other income	3	3
Interest expense	(2)	(3)
Loss on repurchase of zero coupon convertible debentures	(1)	—
Gain on sale of assets and technology	—	3

Income before provision (benefit from) for income taxes, minority interest and cumulative effect of change in accounting principle	—	21

Provision for (benefit from) income taxes	—	—

Income before minority interest and cumulative effect of change in accounting principle Income before minority interest	—	21

Minority interest in net income of consolidated subsidiary	—	(1)

Income before cumulative effect of change in accounting principle	—	20

Cumulative effect of change in accounting principle, net of taxes	5	—

Net income	5%	20%

      Net Revenue. Net revenue decreased 15% to $218.4 million from $255.7 million in the three months ended March 31, 2003 and 2002, respectively. The decrease in overall net revenue reflects continued weakness in the worldwide economy and continued reductions in corporate capital spending. Accordingly, many of our customers and potential customers have: (i) delayed initiating the purchasing process; (ii) increased the evaluation time to complete a purchase or postponed, sometimes indefinitely, full IT deployments; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software/ services purchases to those believed by them to be necessary to satisfy an immediate need. In addition, during the latter part of March 2003, we believe that events in Iraq further exacerbated the lack of corporate confidence in and uncertainty regarding the economy.

      The following table sets forth for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Product	58%	54%
Services and support	42	46

Net revenue	100%	100%

      The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Subscription licenses	33%	34%
Perpetual licenses	50	46
Hardware	14	12
Retail	3	6
Royalties and other	0	2

Product revenue	100%	100%

      Product revenue includes revenue from software licenses, hardware, retail products and royalties. The software component of most of our Sniffer and Magic products and a significant portion of our enterprise McAfee anti-virus software products are licensed on a perpetual basis. We continuously monitor our sales activities to ensure we have an appropriate mix of subscription and perpetual license revenues. Product revenue decreased 8% to $126.4 million from $138.0 million in the three months ended March 31, 2003 and 2002, respectively. The decrease in product revenue is attributable to decreases in the size of transactions as customers continued to limit expenditures or postpone full deployments. The decrease is also due to a deferral of an increasing share of perpetual and subscription license sales to ongoing product and customer support, which is recognized as maintenance revenue ratably over the service period. The drop in retail revenue from 6% to 3% of net revenue reflects a consumer shift from retail purchases to our on-line subscription offerings.

      We may experience higher overall revenue in the near-term but lower future software license revenue due to increased levels of perpetual licenses. Sales of perpetual licenses may result in significantly higher up-front revenue and lower recurring and future revenues as the sales price for related upgrades and updates tends to be significantly lower than that of the initial perpetual license.

      We recently introduced in Europe and Asia our perpetual “plus” licensing arrangements. Under these arrangements, we provide a perpetual license coupled with additional support, with a higher percentage of the contract value allocated to support revenues, which are deferred and recognized over the service period rather than being recorded immediately into earnings.

      The following table sets forth, for the periods indicated, each major category of our services and support as a percent of services and support revenue.

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Support and maintenance	74%	79%
Consulting	8	7
Training	2	3
On-line subscriptions	16	11

Services and support revenue	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscriptions. Service revenues decreased 22% to $92.1 million from $117.7 million in the three months ended March 31, 2003 and 2002, respectively. The decrease in service revenues resulted from a decrease in licensing activity offset by a $2.6 million increase in on-line subscription revenue generated by our McAfee.com consumer site. In addition, we also experienced a decrease in training revenue of $1.6 million and a decrease in consulting revenue of $2.0 million. As our customers reduce budgets for information technology products and services, training and consulting services are typically the first discretionary spending items that are reduced or eliminated.

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

      International revenue accounted for approximately 38% and 40% of net revenue for the three months ended March 31, 2003 and 2002, respectively. The decrease in international revenue as a percentage of net revenue was attributable to a higher percentage of contract values allocated to support revenues. We also continue to see weak economic conditions globally.

      We have announced our intentions to increase our international revenues. Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to reduced European business activity during the summer months, risks associated with currency fluctuations and hedging, tariffs and other trade barriers, and difficulties staffing and managing international operations. Poor economic conditions in Asia, particularly Japan, and Latin America have hurt our business and may impact our ability to expand international revenue. These factors may have a material adverse effect on our future international revenue.

      Cost of Net Revenue. Cost of net revenue decreased 21% to $33.7 million from $42.8 million in the three months ended March 31, 2003 and 2002, respectively.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based products, computer platforms and other hardware components. Cost of product revenues decreased 30% to $18.7 million from $26.6 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in the cost of product revenue relates primarily to the decrease in product revenue. As a percentage of net product revenue, cost of product revenue decreased to 15% from 19% for the three months ended March 31, 2003 and 2002, respectively. At the end of 2002, we began using a more competitive contract manufacturer, which utilizes a greater number of standardized computer platforms and hardware components, for the manufacture of our hardware based products.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue decreased 14% to

$13.2 million from $15.3 million in the three months ended March 31, 2003 and 2002, respectively. The decrease in the cost of services and support revenue was due to a reduction in costs of providing expert services due to decreased consulting and training services revenue and cost control measures being employed. As a percentage of net services and support revenue, cost of services and support revenue increased to 14% from 13% in the three months ended March 31, 2003 and 2002, respectively.

      We expect that the cost of service revenue will fluctuate in future periods. Cost of service revenue will vary primarily based on our levels of consulting and training activities and the success of our cost control efforts. We expect that the cost of support revenue will increase in absolute dollars with increases in McAfee consumer sales and increased customer support obligations related to our perpetual “plus” license arrangements.

      The amortization of purchased technology is also included as a component of the cost of net revenue. Purchased technology is recorded as a result of business acquisitions made by us. We amortize the purchased technology intangible asset into the cost of net revenue over the estimated useful lives, usually, five to six years. We amortized $1.7 million and $0.8 million of purchased technology into cost of net revenue for the three months ended March 31, 2003 and 2002, respectively. The increase in amortization of $0.9 million is due to the purchases of BySupport, Traxess, Deersoft and the minority interest of McAfee.com.

Expenses

      Our management believes that the disclosure and discussion of operating costs and expenses excluding stock-based compensation provides investors a meaningful basis of evaluating our underlying cost and expense levels. The size and amount of our stock-based compensation charges has varied, and in the future will vary, from period to period based on movements in our stock price, making period to period comparisons difficult and, in some cases, not meaningful. See “Stock-Based Compensation” below.

      The following sets forth for the periods indicated, our operating expenses, including the effects of stock-based compensation (in thousands):

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Research and development	$46,430	$34,605
Marketing and sales	88,941	102,474
General and administrative	28,208	24,050
Provision for (recovery from) doubtful accounts, net	(323)	730
Amortization of intangibles	5,011	2,050
Restructuring charge	15,781	1,116

Total operating costs and expenses, including the effects of stock-based compensation	$184,048	$165,025

      The following sets forth for the periods indicated, our operating expenses, excluding the effects of stock-based compensation (in thousands):

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Research and development(1)	$45,688	$34,487
Marketing and sales(2)	88,685	102,299
General and administrative(3)	27,239	24,995
Provision for (recovery from) doubtful accounts, net	(323)	730
Amortization of intangibles	5,011	2,050
Restructuring charge	15,781	1,116

Total operating costs and expenses, excluding the effects of stock-based compensation	$182,081	$165,677

(1)	Excludes stock-based compensation charges (credits) of $742 and $118 for the three months ended March 31, 2003 and 2002, respectively.

(2)	Excludes stock-based compensation charges (credits) of $256 and $175 for the three months ended March 31, 2003 and 2002, respectively.

(3)	Excludes stock-based compensation charges (credits) of $969 and $(945) for the three months ended March 31, 2003 and 2002, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors’ fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation charges of approximately $0.7 million and $0.1 million for the three months ended March 31, 2003 and 2002, respectively, research and development expenses increased 32% to $45.7 million from $34.5 million for the three months ended March 31, 2003 and 2002, respectively. The increase in research and development expenses was primarily attributable to an increase in headcount in our new Bangalore, India facility; ongoing research and development costs associated with our recent acquisitions of Traxess and Deersoft; contractor expenses incurred in connection with product certifications and general increases in our research and development efforts.

      As a percentage of net revenue, research and development expenses were 21% and 14% for the three months ended March 31, 2003 and 2002, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 21% and 13% for the three months ended March 31, 2003 and 2002, respectively. We believe that continued investment in product and development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate that research and development expenses will increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.

      Marketing and sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation charges (credits) of approximately $0.3 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively, marketing and sales expenses decreased 13% to $88.9 million from $102.5 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in marketing and sales expense is primarily attributable to a reduction of 150 sales personnel. Beginning in 2003, we defer and recognize an increase in expense of $0.4 million reflecting the way we treat sales commission expense ratably over the same period as related revenue is recognized. Previously, we expensed sales commissions as incurred.

      As a percentage of net revenue, marketing and sales expenses were 41% and 40% for the three months ended March 31, 2003 and 2002, respectively. Excluding stock-based compensation charges (credits), as a percentage of net revenue, marketing and sales expenses were 41% and 40% for the three months ended March 31, 2003 and 2002, respectively. We anticipate that marketing and sales expenses will increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.

      General and Administrative. General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation charges (credits) of approximately $1.0 million and $(0.9) million for the three months ended March 31, 2003 and 2002, respectively, general and administrative expenses increased 9% to $27.2 million from $25.0 million for the three months ended March 31, 2003 and 2002, respectively. The increase is attributable to increased spending related to information technology infrastructure reengineering, legal fees, relocation costs for certain personnel, and expenses associated with our ongoing SEC investigation.

      As a percentage of net revenue, general and administrative expenses were 13% and 10% for the three months ended March 31, 2003 and 2002, respectively. Excluding stock-based compensation charges (credits), as a percentage of net revenue, general and administrative expenses were 13% and 10% for the three months ended March 31, 2003 and 2002, respectively. We anticipate that general and administrative expenses will remain flat as we continue to institute cost control measures.

      Provision for (Recovery from) Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectibility of receivables, net of recoveries of amounts previously written off. The provision for doubtful accounts was a net recovery of approximately $0.3 million for the three months ending March 31, 2003 from a net charge of $0.7 million for the three months ending March 31, 2002.

      Amortization of Intangibles. We recorded $5.0 million and $2.0 million of amortization related to intangibles for the three months ending March 31, 2003 and 2002, respectively. The increase in amortization of intangibles is as a result of the acquisition of the minority interest in McAfee.com, the purchase of technology from Traxess and Deersoft and the acquisition of BySupport and BySecure in the last half of 2002.

      Restructuring Charge. In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our newly constructed 170,000 square-foot regional headquarters facility in Plano, Texas. The new facility houses approximately 1,000 employees working in finance, legal, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses. As part of the consolidation of activities into the Plano facility, we relocated approximately 170 employees from our Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, we recorded a restructuring charge of $15.8 million which consisted of a non-cash expense of $2.1 million, related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash income of $1.9 million attributable to the reduction of deferred rent liability and a $15.6 million accrual for estimated lease related costs associated with vacated facilities in Santa Clara, California. The remaining costs associated with permanently vacating the Santa Clara facilities are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facilities. The remaining costs associated with permanently vacating the facilities will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on our current estimates. Amounts to be paid, relative to the restructuring accrual, within 12 months ($2.4 million) have been included in accrued liabilities, while amounts to be paid beyond 12 months ($13.2 million) have been included in other long term debt and liabilities in these condensed consolidated financial statements.

      The following table sets forth our restructuring accrual established in 2003 (in thousands):

Lease
Termination
Costs

Balance, January 1, 2003	$—
Additional Accrual	15,635

Balance, March 31, 2003	$15,635

      Our estimates of the excess facilities charge may vary significantly depending, in part, on factors, such as the our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases, that may be beyond our control. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected.

      As part of the plan to integrate certain activities of our PGP product group into our other product groups and to dispose of other product lines, we sold our Gauntlet business and discontinued other product lines during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded during the first quarter of 2002. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

      The following table sets forth our restructuring accrual established in February 2002 and the activity against the accrual during the three months ended March 31, 2002 (in thousands):

		Severance
		and
	Other Costs	Benefits	Total

Balance, February 2002	$190	$926	$1,116
Cash payments	(90)	(470)	(560)

Balance, March 31, 2002	$100	$456	$556

      The remaining balance was paid out during the second quarter of 2002.

      Interest and Other Income. Interest and other income decreased $1.1 million to $5.6 million from $6.7 million for the three months ending March 31, 2003 and 2002, respectively. The decrease is due to lower overall interest yields on cash and investments and a decrease in overall cash and investment balances due to acquisitions and repurchase of zero coupon convertible debentures.

      Interest Expense. Interest expense decreased $4.5 million to $3.2 million from $7.7 million for the three months ending March 31, 2003 and 2002, respectively. The decrease in interest expense was primarily due to the repurchases in May and August 2002 and in February 2003 of zero coupon convertible debentures with aggregate face amounts at maturity of $40 million, $100 million and $358 million, respectively.

      Loss on Repurchase of Zero Coupon Convertible Debentures. In the three months ended March 31, 2003, we recognized a $2.6 million loss on the repurchase of substantially all of our remaining zero coupon convertible subordinated debentures. We repurchased debentures which had an aggregate face amount at maturity of $358.0 million for approximately $177.1 million. The aggregate accreted value of the debentures was $174.5 million, which resulted in a $2.6 million loss on repurchase.

      Gain on Sale of Product Line. In the three months ended March 31, 2002, we recognized a $6.7 million gain on the sale of PGP Gauntlet product line.

      Provision for (Benefit From) Income Taxes. Our consolidated provision for (benefit from) income taxes for the three months ended March 31, 2003 and 2002 was $0.1 million and $(0.1) million, respectively, reflecting an effective tax rate of 20% and 10%. The effective tax rate differs from the statutory rate primarily due to the impact of research and experimentation tax credits, utilization of foreign tax credit carryovers, and lower effective rates in some overseas jurisdictions. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

      Cumulative Effect of Change in Accounting Principle. In the three months ended March 31, 2003, we had a one-time credit of $13.9 million ($11.1 million after taxes) in connection with a change in the way we account for sales commission to sales personnel. Prior to January 1, 2003, we expensed sales commissions as incurred. Now commission expense directly related to sales transactions is deferred and recognized ratably over the same period as the related revenue is recognized and recorded.

Stock-Based Compensation

      We recorded stock-based compensation charges (credits) of $2.0 million and $(0.7) million in the three months ended March 31, 2003 and 2002, respectively. These charges (credits) are comprised of the following (in thousands):

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)
Exchange of McAfee.com options	$741	$—
New and existing executives	106	430
Former employees	1,120	—
Repriced options	—	(1,144)
Shares purchased outside Employee Stock Purchase Plan and other	—	62

Total stock-based compensation	$1,967	$(652)

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

      During the three months ended March 31, 2003, we recorded a charge of approximately $0.7 million related to exchanged options subject to variable accounting. This stock-based compensation charge, related to exchanged options subject to variable accounting, was based on the our closing share price of $13.81 on March 31, 2003. As of March 31, 2003, we had approximately 1.0 million outstanding exchanged options subject to variable accounting.

      New and existing executives. On January 3, 2001, we entered into an employment agreement with George Samenuk to become our president and chief executive officer. In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. Approximately $0.2 million was expensed during the three months ended March 31, 2002 related to stock-based compensation associated with Mr. Samenuk’s 2001 restricted stock grant.

      On January 15, 2002, our board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. During the three months ended March 31, 2003 and 2002, we recorded approximately $0.1 million and $0.2 million related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

      Former employees. In October 2002, we terminated the employment of four former McAfee.com executives. These executives held McAfee.com options, which were exchanged for options to acquire our common stock. These options are subject to variable accounting as discussed above. Upon the executives’ termination, the options held by these individuals were modified in accordance with existing change in control agreements and became fully vested. After December 31, 2002, all remaining options were exercised within the first quarter of 2003. As a result, we recorded a final stock-based compensation charge of $1.1 million during the three months ended March 31, 2003.

      Repriced Options. During the three months ended March 31, 2003 and 2002, we did not incur a charge and incurred a credit of approximately $1.1 million, respectively, related to options subject to variable plan accounting. For the three months ended March 31, 2003, our stock-based compensation charges related to options subject to variable plan accounting were based on quarter-end per share price of the our stock of $13.81. For the three months ended March 31, 2002, our stock-based compensation charges related to options subject to variable plan accounting were based on quarter end per share price of our stock of $24.20 and per share price of McAfee.com stock of $16.47. As of March 31, 2003, we had options to purchase approximately 0.8 million shares, which were outstanding and subject to variable plan accounting.

      We also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. No charges were incurred for the three months ended March 31, 2003 and approximately $(1.1) million was credited to expense during the three months ended March 31, 2002.

      Shares Purchased Outside Employee Stock Purchase Plan. On January 31, 2002, we experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although we reduced the number of shares available for purchase by plan participants by a pro rata amount, additional shares were required to be purchased outside of the plan. As a result, we recorded a one-time stock-based compensation charge of approximately $0.1 million in the three months ending March 31, 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the exercise price.

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

     Accounting for Extraordinary Items and Discontinued Operations

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. As a result of adopting this Standard, we did not classify the loss related to the repurchase of our outstanding debt as an extraordinary item but as a separate line item between “income (loss) from operations” and “Provision for (benefit from) income taxes.”

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

      SFAS 146 supersedes the Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). SFAS 146 prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/ contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred.

      SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 during the fourth quarter of 2002 and for the restructuring charge recorded thereafter in the quarter ended March 31, 2003. The adoption of SFAS 146 will not impact our restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and other applicable pre-existing guidance.

     Accounting for Stock-Based Compensation Charges

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have adopted the interim disclosure provisions of SFAS 148 in our financial reports for the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, there was no material impact on our consolidated financial statements.

     Accounting for Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in SFAS 133;(ii) clarifies when a derivative contains a financing component; and (iii) amends the definition of an underlying to conform it to language in FIN 45. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. We have adopted the provisions of SFAS 149, which did not have a material impact on our consolidated financial position, results of operations or cash flows.

     Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) as defined in SFAS 150. We have adopted the provisions of SFAS 150, which did not have a material impact on our consolidated financial position, results of operations or cash flows based on the types of financial instruments we currently have issued.

     Accounting for Multiple Deliverable Revenue Arrangements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangements (“EITF 00-21).” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).” We have adopted the provisions of EITF 00-21 for transactions to which SOP 97-2 does not apply, such as sales of hardware without software and hosted applications. The adoption of EITF 00-21 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

     Accounting for Retroactive Insurance Contracts

      In May 2003, the EITF reached a consensus on Issue No. 03-03, “Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises to Claims-Made Insurance Policies” (“EITF 03-03”). The consensus requires the insured company to determine if their claims-made policy is retroactive, prospective, or both and account for the policy accordingly. A policy has a retroactive provision if it covers a specific known claim(s) that was reportable before the policy’s effective date. The continued applicability of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” to the recording of liabilities and the related insurance recoverables is also addressed. Since FIN 39 does not allow for offsetting the insurance liability with the recoverable, regardless of whether the company is recording the insurance policy as prospective or retroactive, there will likely be a balance sheet gross-up for all covered losses. EITF 03-03 is applicable to all claims-made insurance arrangements entered into beginning in a company’s next reporting period following ratification which is June 30, 2003 for us. We are assessing the potential impact of EITF 03-03 on our consolidated financial position, results of operations or cash flows.

     Accounting for and Disclosure of Guarantees

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability (at fair value) be recorded in the guarantor’s balance sheet upon issuance of a guarantee or indemnification. In addition, FIN 45 requires disclosures about the guarantees and indemnifications that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees and indemnifications issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We have adopted FIN 45, which did not have a material impact on our consolidated financial position, results of operations or cash flows.

     Accounting for Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 (or December 31, 2003 for us) for any variable interest entities or potential variable interest entities created before February 1, 2003. We are currently reviewing the effects of FIN 46 on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

      At March 31, 2003, we had $432.8 million in cash and cash equivalents and $462.1 million in available-for-sale securities, for a combined total of $894.9 million.

      Net cash provided by operating activities was $56.2 million and $54.1 million in the three months ended March 31, 2003 and 2002, respectively.

      Net cash provided by operating activities in the three months ended March 31, 2003 resulted primarily from net loss before non-cash charges. Non-cash charges primarily include depreciation, amortization, restructuring charge and interest expense on convertible notes, offset by the gain on sale of assets, cumulative effect of change in accounting principle and technology and stock-based compensation charges. Additional cash was generated from a decrease of approximately $53.0 million in our accounts receivable balance, offset by a decrease of $22.0 million in accounts payable and accrued liabilities.

      Net cash provided by operating activities in the three months ended March 31, 2002 resulted primarily from net income before non-cash charges and minority interest. Non-cash charges primarily include depreciation, amortization and interest expense on convertible notes, offset by the gain on sale of technology. Additional cash was generated from a decrease of $48.5 million in our accounts receivable balance. This cash increase was offset by a decrease in our accounts payable and accrued liabilities of $22.7 million and deferred revenue of $43.6 million during the three months ended March 31, 2002.

      Net cash used in investing activities was $145.7 million and $66.1 million in the three months ended March 31, 2003 and 2002, respectively, reflecting transactions in available-for-sale securities and additions to property and equipment. In the three months ended March 31, 2003, investments in available-for-sale securities increased by $122.6 million. Additional cash was used by our purchases of property and equipment of $23.1 million and restricted cash was increased by $0.2 million during this period. In the three months ended March 31, 2002, investments in available-for-sale securities increased by $58.7 million. Additional cash was used by our purchase of fixed assets of $7.4 million during this period.

      Net cash used in financing activities in the three months ended March 31, 2003 amounted to $157.2 million, consisting of the repurchase of zero coupon convertible debentures for $177.1 million offset, in part, by proceeds received of $19.8 million for the issuance of common stock under our stock option plan and employee stock purchase plan. Net cash provided by financing activities in the three months ended March 31, 2002 amounted to $88.3 million, consisting of the issuance of common stock under our stock option plan and employee stock purchase plan.

      During the three months ended March 31, 2003 and 2002, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

      During the three months ended June 30, 2003, we acquired Entercept Security Technologies and IntruVert Networks for approximately $228.0 million in net cash.

      We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Convertible Debt

      On February 13, 1998, we issued zero coupon convertible subordinated debentures due 2018, (“Debentures”) which had an aggregate face amount at maturity of $885.5 million and generated net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the debentures was $391.06 per $1,000 of principal amount at maturity.

      Through a limited number of privately negotiated purchases, we previously repurchased a portion of the Debentures. In February 2003, at the option of the holders and in accordance with the terms of the Debentures, we repurchased substantially all of the then-outstanding Debentures. These Debentures with an aggregate face amount at maturity of $358.0 million were repurchased at for a net price of $177.1 million. In connection with this repurchase, we recognized a loss of approximately $2.6 million calculated as the difference between the accreted value of the debt, net of unamortized issuance costs, and the cost of repurchase.

      On August 17, 2001, we issued 5.25% convertible subordinated notes due 2006, (“Notes”) with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million (after deducting fees and expenses). The Notes mature on August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. Interest is payable semi-annually, in cash, in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, the Notes may be converted into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. At any time between August 20, 2004 and August 14, 2005, we may redeem all or a portion of the Notes for cash at a redemption price of 101.3125% of the principal amount. After August 14, 2005, the redemption price is 100.0% of the principal amount. The Notes are unsecured and are subordinated to all of our existing and future Senior Indebtedness (as defined in the related Indenture).

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

      Quantitative and qualitative disclosure about market risk is set forth at “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 of this form 10-Q. Our market risks at March 31, 2003, have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

     Operational Factors

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	costs or charges related to our acquisitions or dispositions, including our acquisition of the publicly held shares of McAfee.com in September 2002 and our recent acquisitions of Entercept Security Technologies and IntruVert Networks and the dispositions of our PGP and Gauntlet product lines in 2002;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our perpetual and subscription software licenses attributable to support and maintenance; and

•	stock-based compensation charges and other costs related to extraordinary events, including litigation, reductions in force, relocation of personnel and restatement of our consolidated financial statements, and factors that lead to substantial drops in estimated values of long-lived assets below their carrying value.

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

      In the first quarter of 2002, the SEC commenced a “Formal Order of Private Investigation” into our accounting practices. In the first quarter of 2003, we became aware that the DOJ had commenced an investigation into our consolidated financial statements. In April and May 2002, we announced our intention to file, and in June 2002 we filed with the SEC, restated consolidated financial statements for fiscal 2000, 1999 and 1998 to correct certain discovered inaccuracies for these periods.

      As a result of information obtained in connection with the ongoing SEC and DOJ investigations, in March 2003, we determined to restate our consolidated financial statements for 1998 through 2000 to, among other things, reflect revenue on sales to our distributors for 1998 through 2000 on a sell through basis (which is how we reported sales to distributors since the beginning of 2001). Although we have filed these restated consolidated financial statements, the SEC and DOJ inquiries have resulted, and may continue to result in, a diversion of management’s attention and resources and may contribute to current and future stock price volatility.

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

      We face competition in specific product markets. Principal competitors include:

•	in the anti-virus product market, Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. Sophos, Fsecure, Panda, and Dr. Ahn’s are also showing growth in their respective markets. As a result of its GeCAD Software acquisition, at some point we may also compete directly against Microsoft in the consumer market.

•	in the network fault identification and application performance management product market, Netscout and Wildpackets, with other competitors including Agilent, Cisco Systems, Compuware Corporation, Concord Communications, Finisar, Fluke Networks, Network Instruments and Niksun;

•	in the market for our other intrusion and detection protection products, Cisco Systems, Computer Associates, Internet Security Systems, Netscreen, Sourcefire, Symantec and TippingPoint Technologies; and

•	in the service desk market, BMC/Remedy, Computer Associates, FrontRange Solutions and Peregrine Systems.

      Other competitors for our various products could include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products.

      Increasingly, our competitors are large vendors of hardware or operating system software, such as HP, IBM, Microsoft and Novell. These competitors are continuously developing or incorporating system and network protection functionality into their products. For example, through its acquisition of Okena, Cisco Systems may incorporate functionality that competes with our content filtering and anti-virus products. Similarly, following its acquisition of GeCAD Software, Microsoft indicated its plans to boost security of its

Windows platform. The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as firms seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position.

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

Integration

      Integration of an acquired company or technology is a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we:

•	integrate and retain key management, sales, research and development and other personnel;

•	integrate the acquired products into our product offerings both from an engineering and sales and marketing perspective;

•	integrate and support preexisting supplier, distribution and customer relationships;

•	coordinate research and development efforts; and

•	consolidate duplicate facilities and functions.

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

     Use of Cash and Securities

      Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, in the 12-month period ended June 30, 2003, we used approximately $312.0 million of cash to make various acquisitions, including approximately $228.00 million in net cash used to acquire IntruVert and Entercept. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.

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

We Face Risks Related to Our International Operations.

      For the first six months of 2003 and for 2002, 2001, and 2000, net revenue from international sales based upon product destination represented approximately 40%, 37%, 35%, and 38%, respectively, of our net revenue. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue. Related risks include:

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

We May Incur Significant Stock-Based Compensation Charges Related to Repriced Options, Assumed McAfee.com and IntruVert Options, and Compensation Charges Related to Entercept Retention Payments.

      We may incur stock-based compensation charges related to (i) employee options repriced in April 1999 (“Repriced Options”), (ii) McAfee.com options we assumed in the acquisition of the publicly traded McAfee.com shares in September 2002 (“McAfee.com Options”) and (iii) unvested IntruVert options we assumed in May 2003 related to this acquisition (the “IntruVert Options”), and (iv) unvested IntruVert restricted stock we assumed in May 2003 related to this acquisition (the “IntruVert Restricted Stock”). The size of the charges related to the Repriced Options and McAfee.com Options could be significant depending on the movements in the market value of our common stock. As a result of Financial Accounting Standards Board Interpretation No. 44, effective July 1, 2000, Repriced Options and McAfee.com Options are subject to variable accounting treatment. The stock-based compensation charge (or credit) for the Repriced Options is determined by the excess of our closing stock price at the end of a reporting period over the fair value of our common stock on July 1, 2000, equivalent to $20.375. The stock-based compensation charge (or credit) for the McAfee Options is determined by the excess of our closing stock price over the exercise price of the option minus $11.85 payable upon exercise of the option. Remeasurement of the charge continues until the earlier of the date of exercise, forfeiture or cancellation without replacement. The resulting compensation charge (or credit) to earnings will be recorded over the remaining life of the options subject to variable accounting treatment.

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

      For the IntruVert Options, we will recognize a stock-based compensation expense as those options vest. For the IntruVert Restricted Stock, we will recognize a stock-based compensation expense as the restricted stock vests over the next three to four years. For 2003, we expect the expense to be approximately $0.7 million with respect to the IntruVert Options and Restricted Stock. We may also incur significant compensation payments under the Entercept Retention Plan (“the Retention Plan Payments”). For the Retention Plan Payments, we will recognize compensation expense as the required service periods for the retention payments expire over one year. The Retention Plan Payments were funded at the time of the Entercept acquisition, and amounts not paid to the Retention Plan participants will be paid to the former Entercept stockholders. For 2003, we expect to the expense to be approximately $1.7 million.

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

We Face a Number of Risks Related to Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 35% to 45% of our net revenue in any quarter. Our two largest distributors, Ingram Micro and Tech Data, accounted for, together, approximately 35% and 27% of net revenue in 2002 and the first six months of 2003, respectively

     Loss of a Distributor

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

     Payment Difficulties

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $3.7 million at June 30, 2003, $6.6 million at December 31, 2002 and $8.4 million at December 31, 2001. We regularly review the collectibility and credit- worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

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

We Face Risks Related to the Recent Reorganization of Our Expert Professional Services Organization.

      Historically, our professional service organization was organized by product group. In October 2002, we announced the formation of our Expert Services organization. This organization will be located in each of our geographical regions. The Expert Services organization combines the professional service teams from our network protection and system protection product groups to serve as our professional services and educational organization. Risks related to this reorganization include:

•	the failure to identify and close upon significant consulting business opportunities;

•	the integration of our professional services teams may prove to be unsuccessful, might take more time than anticipated or might cost more than expected;

•	the highly discretionary nature of consulting expenditures;

•	integration of the professional services teams and related activities may divert management’s attention; and

•	integration of the professional services teams may be disruptive to pre-existing customer relationships.

We Face Risks Related to Our Strategic Alliances.

      We may not realize the desired benefits from our strategic alliances on a timely basis or at all. We face a number of risks relating to our strategic alliances, including the following:

•	Our strategic alliances are generally terminable by either party with no or minimal notice or penalties. We may expend significant time, money and resources to further strategic alliances that are thereafter terminated.

•	Business interests may diverge over time, which might result in conflict, termination or a reduction in collaboration. For example, our alliance with Internet Security Systems was terminated following the announcement of our acquisition of Entercept and IntruVert.

•	Strategic alliances require significant coordination between the parties involved. To be successful, our alliances may require the integration of other companies’ products with our products, which may involve significant time and expenditure by our technical staff and the technical staff of our strategic allies.

•	Our sales and marketing force may require additional training to market products that result from our strategic alliances. The marketing of these products may require additional sales force efforts and may be more complex than the marketing of our own products.

•	The integration of products from different companies may be more difficult than we anticipate and the risk of integration difficulties, incompatible products and undetected programming errors or bugs may be higher than that normally associated with new products.

•	Our strategic alliances may involve providing professional services, which might require significant additional training of our professional services personnel and coordination between our professional services personnel and other third-party professional service personnel.

•	Due to the complex nature of our products and of those parties with whom we have strategic alliances, it may take longer then we anticipate to successfully integrate and market our respective products.

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

Pending or Future Litigation Could Have a Material Adverse Impact on Our Results of Operation and Financial Condition.

      In addition to intellectual property litigation, from time to time, we have been subject to litigation. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources. A putative securities class action is currently pending against us, our directors and our former officers. We recently entered into a memorandum agreement of settlement resolving the litigation for $70 million. The settlement is subject to final court approval and may not be approved.

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.

      During the 12-month period ended June 30, 2003, our stock price was highly volatile ranging from a per share high of $20.28 to a low of $8.45. On October 15, 2003, our stock’s closing price per share was $15.35 Announcements, business developments, such as a material acquisition, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price. Securities class action litigation has been instituted following previous periods of volatility.

Product Liability and Related Claims May Be Asserted Against Us.

      Our products are used to protect and manage computer systems and networks that may be critical to organizations. Because of the complexity of the environments in which our products operate, an error, failure or bug in our products could disrupt or cause damage to the networks of our customers, including disruption of legitimate network traffic by our intrusion prevention products. Failure of our products to perform to specifications, disruption of our customers’ network traffic or damages to our customers’ networks caused by our products could result in product liability damage claims by our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses.

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

We Face New Risks Related to Our Anti-Spam Software Products

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

Business Interruptions May Impede Our Operations and the Operations of Our Customers.

      We and our customers face a number of potential business interruption risks that are beyond our respective control. Natural disasters or other events could interrupt our business or the business of our customers’, and each of us is reliant on external infrastructure that may be antiquated. For example, many parts of the United States and Canada experienced a widespread power blackout in August 2003, adversely impacting business in those areas. Our corporate headquarters are located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Despite safety precautions that have been implemented, there is no guarantee that an earthquake would not seriously disturb our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake and other natural disasters.

The U.S. Military Global Presence and Potential Terrorist Attacks Could Have a Material Adverse Effect on the U.S. and Global Economies and Could Adversely Impact The Internet and Our Products and Business.

      The U.S. military global presence, including in Afghanistan, Iraq and Korea, coupled with the possibility of potential terrorist attacks, could have a continued adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services, delay sales cycles and otherwise negatively impact consumer and business confidence. Terrorists may also seek to interfere with the operation of the Internet, the operation of our customers’ computer systems and networks, and the operation of our systems and networks, particularly given our status as an American company providing security products. Any significant interruption of the Internet could adversely impact our ability to rapidly and efficiently provide anti-virus and other product updates to our customers.

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

Cryptography Contained In Our Technology Is Subject to Export Restrictions.

      Some of our computer security solutions, particularly those incorporating encryption, may be subject to export restrictions. As a result, some products may not be exported to international customers without prior U.S. government approval. The list of products and end-users for which export approval is required, and the regulatory policies with respect thereto, are subject to revision by the U.S. government at any time. The cost of compliance with U.S. and international export laws and changes in existing laws could affect our ability to sell certain products in certain markets and could have a material adverse effect on our international revenues.

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

Item 4.	Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Except as described below, there has been no change in our internal control over financial reporting that occurred during the period covered by the quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NETWORKS ASSOCIATES, INC.

FORM 10-Q

MARCH 31, 2003

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings:

      Information with respect to this item is incorporated by reference to note 13 of the notes to the condensed consolidated financial statements included herein beginning on page 28 of this Report on Form 10-Q.

Item 2.	Changes in Securities:

      Nothing to report.

Item 3.	Defaults in Securities:

      Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders:

      Nothing to report.

Item 5.	Other Information:

      Stockholders who wish to present proposals at our 2004 annual meeting must submit their proposals in accordance with our bylaws and be received by us no later than December 31, 2003 in order for their proposals to be considered for inclusion in our proxy statement and form of proxy relating to that meeting and be considered at the meeting.

      Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, George Samenuk, our Chairman and Chief Executive Officer, Stephen C. Richards, our Chief Operating Officer and Chief Financial Officer, Vernon Gene Hodges, our President, Kent H. Roberts, our Executive Vice President and General Counsel, and Arthur Matin, President of our McAfee Security business, each a Section 16 officer, have adopted Rule 10b5-1 trading plans. In addition, Amanda Hodges, the wife of our President, has also adopted a Rule 10b5-1 trading plan. We believe that additional directors, officers and employees have established or may establish such programs. As a result of our March 2003 announced restatement of certain prior period consolidated financial statements and the delay in the filing of our 2002 Form 10-K, all trades in our stock by our Section 16 officers, including trades pursuant to Rule 10b5-1 trading plans, were suspended until such time as (i) such report on Form 10-K and restated consolidated financial statements and (ii) our reports on Form 10-Q for the quarters ended March 31 and June 30, 2003, are each filed with the SEC. All trades in our common stock made during 2003, prior to such suspension, by officers who have adopted Rule 10b5-1 trading plans were made pursuant to the terms of such plans.

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

(b) Form 8-K.

      On January 23, 2003, we furnished a report on Form 8-K to announce our anticipated December 31, 2002 year-end earnings.

      On February 14, 2003, we filed a report on Form 8-K to announce we had paid approximately $177.1 million in cash to repurchase approximately $358.0 million, in principal amount at maturity, of our outstanding zero coupon convertible debentures, due in 2018.

      On March 26, 2003, we filed a report on Form 8-K to announce we would postpone the filing of our 2002 Form 10-K in order to restate our prior financial results as a result of information obtained in connection with ongoing SEC and DOJ investigations.

      On April 2, 2003, we filed a Form 8-K to announce the signing of a definitive agreement to acquire IntruVert Networks, Inc. for approximately $100 million in cash.

      On April 4, 2003, we filed a Form 8-K to announce we had notified our employees, participants in our 401(k) plan and holders of our stock options of certain restrictions on their ability to exercise stock options and transact in the Network Associates’ 401(k) Plan NAI Unitized Stock Fund commencing on April 9, 2003 and continuing until we file our 2002 Form 10-K and other required periodic filings.

      On April 4, 2003, we filed a Form 8-K to announce the signing of a definitive agreement to acquire Entercept Security Technologies, Inc. for approximately $120 million in cash.

      On April 10, 2003, we furnished a Form 8-K to announce our 2003 first quarter anticipated results.

      On April 30, 2003, we filed a Form 8-K to announce the completion of our acquisition of Entercept Security Technologies, Inc.

      On May 14, 2003, we filed a Form 8-K to announce the completion of our acquisition of IntruVert Networks, Inc.

      On June 18, 2003, we filed a report on Form 8-K to announce revised timing for the filing of our restated financial results. The announced revision of timing included extending the time for filing our 2002 Form 10-K and Q1 and Q2 2003 Form 10-Qs.

      On September 29, 2003, we filed a report on Form 8-K to announce updated timing for filing our restated financial results.

      On October 23, 2003, we furnished a Form 8-K to announce our 2003 third quarter results.

NETWORKS ASSOCIATES, INC.

FORM 10-Q, MARCH 31, 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

Date: October 31, 2003

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	—	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	—	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	—	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	—	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	—	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	—	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	—	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	—	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(13)
2.12	—	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(14)
3.1	—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	—	Amended and Restated Bylaws of the Registrant (22)
3.3	—	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(15)
4.1	—	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	—	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(19)
4.3	—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(18)
10.1	—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)
10.4	—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)

Exhibit
Number		Description

10.5	—	2002 Employee Stock Purchase Plan.(11)
10.6*	—	1997 Stock Incentive Plan, as Amended.(11)
10.7*	—	Amended and Restated 1993 Stock Option Plan for Outside Directors.(22)
10.8*	—	2000 Nonstatutory Stock Option Plan.(16)
10.9*	—	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(24)
10.10*	—	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(17)
10.11	—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(19)
10.12	—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(19)
10.13	—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(19)
10.14	—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(19)
10.15	—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(19)
10.16	—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(19)
10.17	—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.18	—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.19	—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.20	—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.21	—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.22	—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(19)
10.23	—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(19)
10.24	—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(19)
10.25	—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(19)
10.26	—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(19)
10.27	—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(19)
10.28	—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(19)
10.29*	—	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(20)
10.30*	—	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001.(20)
10.31*	—	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(20)
10.32*	—	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002.(21)
10.33*	—	Summary of Pay for Performance Plan.(22)

Exhibit
Number		Description

12.1	—	Calculation of Ratio of Earnings to Fixed Charges
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K/A filed with the Commission on February 28, 1995.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 3, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(12)	[Reserved]

(13)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(14)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(15)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(16)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(17)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(20)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(22)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.