Form 10-Q
period 2003-06-30
NETWORKS ASSOCIATES INC/
filed 2003-10-31
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

THIS DOCUMENT CONTAINS 74 PAGES.

THE EXHIBIT INDEX IS ON PAGE 71.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NETWORKS ASSOCIATES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NETWORK ASSOCIATES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
RISK FACTORS
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings:
Item 2. Changes in Securities:
Item 3. Defaults in Securities:
Item 4. Submission of Matters to a Vote of Security Holders:
Item 5. Other Information:
Item 6. Exhibits and Reports on Form 8-K:
SIGNATURES
EXHIBIT INDEX
EX-12.1 Ratio of Earnings to Fixed Charges
EX-31.1 Certification of CEO & CFO to Section 302
EX-32.1 Certification of CEO & CFO to Section 906

NETWORKS ASSOCIATES, INC.

FORM 10-Q, June 30, 2003

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$331,168	$674,226
Short-term marketable securities	74,153	133,577
Accounts receivable, net	116,025	160,159
Prepaid expenses, income taxes and other current assets	69,723	51,715
Deferred taxes	164,785	174,469

Total current assets	755,854	1,194,146
Long-term marketable securities	308,302	205,906
Restricted cash	21,397	21,734
Property and equipment, net	108,360	89,277
Deferred taxes	168,466	139,091
Intangible assets, excluding goodwill, net	125,085	93,551
Goodwill, net	449,016	273,934
Other assets	26,562	27,848

Total assets	$1,963,042	$2,045,487

LIABILITIES
Current liabilities:
Accounts payable	$28,479	$29,946
Accrued liabilities	394,043	383,448
Deferred revenue	300,827	292,277
Current portion of convertible debt	—	176,260

Total current liabilities	723,349	881,931
Deferred revenue, less current portion	55,838	36,918
Convertible debt, less current portion	357,625	356,013
Other long term liabilities	11,985	445

Total liabilities	1,148,797	1,275,307

Contingencies (Notes 13 and 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued and outstanding:
160,329,178 shares at June 30, 2003 and 157,945,601 shares at December 31, 2002	1,603	1,579
Additional paid-in capital	1,064,910	1,050,288
Deferred stock-based compensation	(1,187)	(5,736)
Accumulated other comprehensive loss	33,685	24,158
Accumulated deficit	(284,766)	(300,109)

Total stockholders’ equity	814,245	770,180

Total liabilities and stockholders’ equity	$1,963,042	$2,045,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As Restated)		(As Restated)

	(In thousands, except per share data)

	(Unaudited)
Net revenue:
Product	$119,205	$148,529	$245,596	$286,486
Services and support	99,081	114,912	191,131	232,603

Total net revenue	218,286	263,441	436,727	519,089

Cost of net revenue:
Product	20,365	26,256	39,055	52,861
Services and support	13,002	14,851	26,232	30,198
Amortization of purchased technology	2,776	465	4,517	1,267

Total cost of net revenue	36,143	41,572	69,804	84,326

Operating costs and expenses:
Research and development(1)	45,965	33,452	92,395	68,057
Marketing and sales(2)	87,045	106,726	175,986	209,200
General and administrative(3)	29,780	25,053	57,988	49,103
Recovery of doubtful accounts, net	(64)	(1,087)	(387)	(357)
Amortization of intangibles	3,721	2,050	8,732	4,100
Restructuring charge	6,826	—	22,607	1,116
In-process research and development	6,600	—	6,600	—

Total operating costs and expenses	179,873	166,194	363,921	331,219

Income from operations	2,270	55,675	3,002	103,544
Interest and other income	4,968	7,637	10,564	14,299
Interest expense	(2,034)	(7,899)	(5,205)	(15,589)
Loss on repurchase of zero coupon convertible debentures	(136)	(31)	(2,727)	(31)
Gain (loss) on sale of product lines	(904)	714	(867)	7,431

Income before provision for (benefit from) income taxes, minority interest and cumulative effect of change in accounting principle	4,164	56,096	4,767	109,654
Provision for (benefit from) income taxes	445	(108)	566	(222)

Income before minority interest and cumulative effect of change in accounting principle	3,719	56,204	4,201	109,876
Minority interest in net income of consolidated subsidiaries	—	(2,458)	—	(4,481)

Income before cumulative effect of change in accounting principle	3,719	53,746	4,201	105,395
Cumulative effect of change in accounting principle, net of tax	—	—	11,142	—

Net income	$3,719	$53,746	$15,343	$105,395

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(77)	175	(766)	(2,352)
Foreign currency translation gain	7,918	8,947	10,351	7,775

Comprehensive income	$11,560	$62,868	$24,928	$110,818

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.02	$0.37	$0.03	$0.72
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—

Net income per share — basic	$0.02	$0.37	$0.10	$0.72

Shares used in per share calculation — basic	160,341	147,222	159,954	145,829

Diluted income per share:
Income before cumulative effect of change in accounting principle	$0.02	$0.33	$0.02	$0.64
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—

Net income per share — diluted	$0.02	$0.33	$0.09	$0.64

Shares used in per share calculation — diluted	164,608	173,839	165,053	173,883

(1)	Includes stock-based compensation charges (credits) of $576 and ($1,233) for the three months ended June 30, 2003 and 2002, respectively, and $1,318 and ($1,115) for the six months ended June 30, 2003 and 2002, respectively.

(2)	Includes stock-based compensation charges (credits) of $158 and ($1,312) for the three months ended June 30, 2003 and 2002, respectively, and $414 and ($1,137) for the six months ended June 30, 2003 and 2002, respectively.

(3)	Includes stock-based compensation charges (credits) of $225 and ($1,316) for the three months ended June 30, 2003 and 2002, respectively, and $1,194 and ($2,260) for the six months ended June 30, 2003 and 2002, respectively.

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income	$49,807	$112,944
Basic income per share	$0.34	$0.77
Diluted income per share	$0.30	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$15,343	$105,395
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle		—
Depreciation and amortization	26,698	23,109
Amortization of purchased technology to cost of revenue	4,517	1,267
Non-cash restructuring charges	20,026	—
Acquired in-process research and development	6,600	—
Recovery from doubtful accounts, net	(387)	(357)
Non-cash interest expense on convertible notes	2,112	6,579
(Gain) loss on sale of product lines	867	(6,717)
Gain on sale of marketable securities	(1,548)	—
Loss on repurchase of zero coupon convertible debentures	2,726	31
Minority interest	—	4,481
Deferred taxes	(28,661)	2,451
Stock-based compensation charges (credits)	2,926	(4,512)
Change in fair value of derivative, net	(2,115)	179
Tax benefit from exercise of non-qualified stock options	(3,191)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	48,377	37,544
Prepaid expenses, income taxes and other	(5,516)	5,825
Accounts payable and accrued liabilities	(20,480)	(14,287)
Deferred revenue	24,463	(68,352)

Net cash provided by operating activities	92,757	92,636

Cash flows from investing activities:
Purchase of marketable securities	(666,969)	(301,109)
Proceeds from sale of marketable securities	624,779	270,295
Increase in restricted cash	(186)	—
Purchase of technology	(178)	(807)
Purchase of property and equipment	(41,124)	(21,313)
Purchase of IntruVert, net of cash acquired	(92,393)	—
Purchase of Entercept, net of cash acquired	(123,605)	—

Net cash used in investing activities	(299,676)	(52,934)

Cash flows from financing activities:
Proceeds from issuance of stocks from option plan and stock purchase plans	20,492	96,622
Repurchase of zero coupon convertible debentures	(177,289)	(18,800)

Net cash provided by (used in) financing activities	(156,797)	77,822

Effect of exchange rate fluctuations	20,658	3,053

Net increase (decrease) in cash and cash equivalents	(343,058)	120,577
Cash and cash equivalents at beginning of period	674,226	612,832

Cash and cash equivalents at end of period	$331,168	$733,409

Non cash investing activities:
Unrealized loss on marketable securities	$(766)	$(2,352)

Fair value of assets acquired in business combinations	$238,545	$—

Liabilities assumed in business combinations	$29,147	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

      Network Associates, Inc. and its wholly owned subsidiaries (the “Company”) are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. The Company offers two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. The Company’s computer security solutions are offered primarily to large enterprises, governments and educational institutions, small and medium-sized businesses and consumer users. The Company operates its business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific and Latin America.

2.	Restatement

      On March 26, 2003, the Company announced that, as a result of information obtained in connection with ongoing Securities and Exchange Commission (“SEC”) and Department of Justice investigations into its previously issued consolidated financial statements, it would restate its 2000, 1999 and 1998 financial results to reflect sales to distributors and resellers on a sell-through basis, which is how the Company has recognized revenue from sale to distributors and resellers since the beginning of 2001. In the course of preparing the 2000, 1999 and 1998 consolidated financial statements to properly reflect sales to distributors and resellers on the sell-through basis, the Company identified other items and errors for which accounting adjustments were necessary. As a result of the restatement, the Company delayed the filing of its 2002 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ending March 31, 2003 and June 30, 2003.

      In June 2002, the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 in connection with an earlier restatement of its financial results. This previously filed financial information for this quarter is referenced herein “as reported.” All restated information for the first and second quarter of 2002 in this Form 10-Q is referenced herein “as restated.”

      Set forth below is selected Company consolidated financial data for the three and six months ended June 30, 2002 on a restated and previously reported basis and a description of the significant adjustments impacting the financial results for the period. The restatement adjustments relate primarily to the Company’s change to the sell-through method to properly reflect the recognition of revenue on these sales for years prior to 2001 and the deferral of revenue in connection with certain multi-element licensing arrangements in 1998 through 2000. These adjustments also include additional revenue amounts recognized as a result of the proper application of the revenue recognition principles under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), to correct errors in the application of these principles during 1998 through 2000. In the three months ended June 30, 2002 the effect of the restatement adjustments is to increase net revenues by $30.5 million and reduce expenses by $2.1 million over amounts previously reported in the three months ended June 30, 2002. In the six months ended June 30, 2002, the effect of the restatement adjustments is to increase net revenues by $65.4 million and reduce expenses by $3.0 million over amounts previously reported for the six months ended June 30, 2002. A more detailed description of the adjustments and reconciliation is set forth in note 3 to the consolidated financial statements included in the Company’s 2002 Form 10-K filed with the SEC.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts, as of June 30, 2002:

Condensed Consolidated Balance Sheet

(Unaudited)
(In thousands)

	June 30, 2002

	As Previously
	Reported	As Restated	Difference

ASSETS
Current assets:
Cash and cash equivalents	$733,409	$733,409	$—
Short-term marketable securities	194,970	194,970	—
Accounts receivable, net	101,521	101,501	(20)
Prepaid expenses, income taxes and other current assets	53,796	55,957	2,161
Deferred taxes	120,280	144,789	24,509

Total current assets	1,203,976	1,230,626	26,650
Long-term marketable securities	174,424	174,424	—
Property and equipment, net	70,375	70,375	—
Deferred taxes	101,743	125,255	23,512
Intangible assets, excluding goodwill, net	23,551	23,551	—
Goodwill, net	157,398	128,576	(28,822)
Other assets	18,291	18,291	—

Total assets	$1,749,758	$1,771,098	$21,340

LIABILITIES
Current liabilities:
Accounts payable	$18,797	$18,796	(1)
Accrued liabilities	292,756	345,418	52,662
Deferred revenue	244,554	284,857	40,303
Current portion of convertible debt	220,273	220,273	—

Total current liabilities	776,380	869,344	92,964
Deferred taxes	16,933	21,823	4,890
Deferred revenue, less current portion	32,089	33,377	1,288
Convertible debentures, less current portion	345,000	345,000	—
Other long term liabilities	420	420	—

Total liabilities	1,170,822	1,269,964	99,142

Minority interest	21,424	22,909	1,485
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	1,477	1,477	—
Additional paid-in capital	834,786	843,545	8,759
Cumulative other comprehensive income (loss)	(24,922)	18,701	43,623
Accumulated deficit	(253,829)	(385,498)	(131,669)

Total stockholders’ equity	557,512	478,225	(79,287)

Total liabilities, minority interest and stockholders’ equity	$1,749,758	$1,771,098	$21,340

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Operations

for the Three and Six Months Ended June 30, 2002
(Unaudited)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002

	As Previously			As Previously
	Reported	As Restated	Difference	Reported	As Restated	Difference

	(In thousands, except per share data)
Net revenue:
Product	$149,601	$148,529	$(1,072)	$288,851	$286,486	$(2,365)
Services and support	83,358	114,912	31,554	164,820	232,603	67,783

Total net revenue	232,959	263,441	30,482	453,671	519,089	65,418

Cost of net revenue:
Product	24,934	26,256	1,322	50,223	52,861	2,638
Services and support	14,851	14,851	—	30,198	30,198	—
Amortization of purchased technology	465	465	—	1,267	1,267	—

Total cost of net revenue	40,250	41,572	1,322	81,688	84,326	2,638

Operating costs and expenses:
Research and development	33,452	33,452	—	68,057	68,057	—
Marketing and sales	106,726	106,726	—	209,200	209,200	—
General and administrative	25,053	25,053	—	50,469	49,103	(1,366)
Recovery of doubtful accounts, net	(1,087)	(1,087)	—	(357)	(357)	—
Amortization of intangibles	2,050	2,050	—	4,100	4,100	—
Restructuring charge	—	—	—	1,116	1,116	—

Total operating costs and expenses	166,194	166,194	—	332,585	331,219	(1,366)

Income from operations	26,515	55,675	29,160	39,398	103,544	64,146
Interest and other income	7,637	7,637	—	14,299	14,299	—
Interest expense	(7,899)	(7,899)	—	(15,589)	(15,589)	—
Loss on repurchase of convertible debentures	(31)	(31)	—	(31)	(31)	—
Gain on investments, net	—	714	714	6,717	7,431	714

Income before (benefit from) provision for income taxes and minority interest	26,222	56,096	29,874	44,794	109,654	64,860
Provision for (benefit from) income taxes	3,242	(108)	(3,350)	4,645	(222)	(4,867)

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002

	As Previously			As Previously
	Reported	As Restated	Difference	Reported	As Restated	Difference

	(In thousands, except per share data)
Income before minority interest	22,980	56,204	33,224	40,149	109,876	69,727
Minority interest in loss of consolidated subsidiaries	(1,779)	(2,458)	(679)	(3,196)	(4,481)	(1,285)

Net income	$21,201	$53,746	$32,545	$36,953	$105,395	$68,442

Other comprehensive income (loss):
Unrealized gain (loss) on investments	$175	$175	$—	$(2,352)	$(2,352)	$—
Foreign currency translation loss	8,947	8,947	—	7,775	7,775	—

Comprehensive income	$30,323	$62,868	$32,545	$42,376	$110,818	$68,442

Basic net income per share:
Net income per share — basic	$0.14	$0.37	$0.23	$0.25	$0.72	$0.47

Shares used in per share calculation — basic	147,222	147,222	—	145,829	145,829	—

Diluted net income per share:
Net income per share — diluted	$0.14	$0.33	$0.19	$0.24	$0.64	$0.40

Shares used in per share calculation — diluted	173,839	173,839	—	173,883	173,883	—

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement to Sell-through Basis of Revenue Recognition

      The Company sells certain of its products through distributors and other resellers. Since January 1, 2001, the Company has reported revenue from sales to distributors and resellers on a sell-through basis. Adjustments required under the change to a sell-through revenue recognition policy to correctly report revenue from these sales to distributors and resellers had the effect of deferring revenue from 1998 through 2000 and increasing revenues in later periods, including a $9.1 million and $16.4 million related increase in net revenue in the three and six months ended June 30, 2002.

Allocation of Revenue in Multiple-element Arrangements

      The accounting treatment with respect to certain revenue arrangements during 1998 through 2000 with multiple obligations has been adjusted to correct certain errors. The Company’s software license arrangements typically include the licensing of software and maintenance and support services or post contract support (“PCS”). SOP 97-2, as amended by SOP 98-9, provides that for arrangements with multiple obligations, such as the sale of software licenses with undelivered PCS, revenue is allocated to each element of the arrangement based on the vendor’s specific objective evidence of fair value of the undelivered elements. Where evidence of fair value of the undelivered elements is determinable and the fair value of the delivered element (e.g. the license) is not determinable, the Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements (e.g. PCS) and recognizes revenue on the delivered element under the residual value method. If the evidence of fair value of undelivered PCS is not determinable, then the entire arrangement fee is recognized ratably over the period that PCS is provided or until evidence of fair value is established. When evidence of fair value is established at a later date, the fair value of the undelivered elements is deferred and the residual portion of the fee is recognized as license revenue.

      Arrangements for which corrections were made include the following:

      For one-year and two-year term enterprise software licenses in 1998 through 2000, amounts were allocated based on the list price of the license and the PCS element. In other instances in 1998 through 2000, the Company allocated revenue to the PCS element based on the amount invoiced to the customer. Further, when customers were offered a discount on the list price of bundled licenses and PCS in 1998 through 2000, the discount was allocated proportionately based on list price for the license and PCS. The Company has determined that these discounts should have been allocated entirely to the delivered license elements. In addition, the Company has reevaluated whether its methods for allocating revenues to the PCS element was supported by sufficient evidence of the fair value of the PCS based on prices for which PCS was sold separately in 1998 through 2000. For some products, the Company determined that sufficient evidence of fair value did not exist. For other products, evidence of fair value existed, but the amount of deferred revenue should have been greater.

      Upon review of maintenance and support agreements included with the sale of retail licenses in 1998 through 2000, the Company determined it had inappropriately established the fair value for the PCS element (updates to virus definition files) of these arrangements. As the Company did not sell the PCS separately until late 2000, all license and PCS revenue under the arrangement should have been deferred and recognized over the three-year estimated life of the retail license or until evidence of fair value of the PCS was established. As a result, the Company recorded adjustments related to its retail licenses in 1998 through 2000 to recognize all related license and PCS revenue ratably over the three-year estimated life of the license until the evidence of fair value of PCS was established in the fourth quarter of 2000. At that time, evidence of fair value for PCS was established based on an annual renewal rate for the PCS element included with its retail licenses.

      Overall adjustments to multi-element revenue arrangements resulted in the same amount of revenue recognized in total cumulatively over all periods affected, except for the effect of foreign currency adjustments. However, as there was a significant increase in deferred revenue in 1998 through 2000, service and support

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue will be increased in subsequent periods. Multi-element revenue deferrals from 1998 through 2000 resulted in $22.4 million and $44.4 million additional revenue during the three and six months ended June 30, 2002.

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

Stock-based Compensation Charge

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2003, results of operations and cash flows for the three and six months ended June 30, 2003 and 2002 have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

      Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proforma Stock Compensation Disclosure

      As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”) and the related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

      The Company utilized the following assumptions in calculating the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Six Months Ended
	June 30,

	2003	2002

Risk free interest rate	3.37%	5.02%
Expected life	4 years	4 years
Volatility	93.48%	99.58%
Dividend yield	None	None

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to all of its stock-based compensation plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$3,719	$53,746	$15,343	$105,395
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	16,188	13,394	34,053	28,548
Add back (deduct): Stock-based compensation expense, net of tax; included in reported net income (loss)	575	(2,317)	1,756	(2,708)

Pro forma net income (loss)	$(11,894)	$38,035	$(16,954)	$74,139

Net income (loss) per share:
Basic — as reported	$0.02	$0.37	$0.10	$0.72

Basic — pro forma	$(0.07)	$0.26	$(0.11)	$(0.51)

Diluted — as reported	$0.02	$0.33	$0.09	$0.64

Diluted — pro forma	$(0.07)	$0.22	$(0.11)	$(0.46)

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

      As required by accounting principles generally accepted in the United States of America, the cumulative effect of the change in accounting principle effective January 1, 2003 resulted in a one-time credit of $13.9 million ($11.1 million after tax). The following table illustrates the three and six months ended June 30, 2002 after considering the commission accounting change and presents the 2002 results for comparison to the current periods:

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

	Before	After	Before	After
	Commission	Commission	Commission	Commission
	Change	Change	Change	Change

Operating expenses	$166,194	$170,133	$331,219	$338,768

Income before cumulative effect of change in accounting principle	$53,746	$52,265	$109,876	$102,327

Per common share — diluted	$0.33	$0.30	$0.63	$0.59

Net income	$53,746	$49,807	$105,395	$97,846

Per common share — diluted	$0.33	$0.29	$0.64	$0.56

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003

	Before	After	Before	After
	Commission	Commission	Commission	Commission
	Change	Change	Change	Change

Operating expenses	$181,191	$179,873	$364,850	$363,921
Income before cumulative effect of change in accounting principle	$2,401	$3,719	$3,272	$4,201
Per common share — diluted	$0.01	$0.02	$0.02	$0.02
Net income	$2,401	$3,719	$3,272	$15,343
Per common share — diluted	$0.01	$0.02	$0.02	$0.09

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

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Extraordinary Items and Discontinued Operations

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. As a result of adopting this Standard, the Company reclassified the loss on retirement of its convertible debt as other expense and conformed prior periods with this presentation.

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

      SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 during the fourth quarter of 2002. Restructuring charges recorded by the Company in the three and six month periods ended June 30, 2003 have been recognized in accordance with SFAS 146. The adoption of SFAS 146 will not impact the Company’s restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and other applicable pre-existing guidance.

Accounting for Stock-Based Compensation Charges

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the interim disclosure provisions of SFAS 148 in its financial reports for the three and

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

six months ended June 30, 2003. As the adoption of this standard involves disclosures only, there was no material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Accounting for Multiple Deliverable Revenue Arrangements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangement” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).” The Company has adopted the provisions of EITF 00-21 for transactions to which SOP 97-2 does not apply, such as sales of hardware without software and hosted applications. The adoption of EITF 00-21 did not have a significant impact on its consolidated financial position, results of operations or cash flows.

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

4.	Stock-Based Compensation

      The Company has recorded stock-based compensation charges (credits) of $1.0 million and $(3.9) million in the three months ended June 30, 2003 and 2002, respectively, and $2.9 million and $(4.5) million in the six months ended June 30, 2003 and 2002, respectively. Stock-based compensation charges (credits) are comprised of the following for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)

Exchange of McAfee.com options	$323	$—	$1,063	$—
New and existing executives	106	349	212	776
Former employees	5	—	1,126	—
Extended life of vested options of terminated employees	525	—	525	—
Repriced options	—	(4,403)	—	(5,542)
Extended vesting term of options	—	193	—	193
Shares purchased outside Employee Stock Purchase Plan	—	—	—	61

Total stock-based compensation	$959	$(3,861)	$2,926	$(4,512)

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Exchange of McAfee.com options. On September 13, 2002, the Company acquired the minority interest in McAfee.com. McAfee.com option holders received options for 0.675 of a share of Networks Associates, Inc. common stock plus $8.00 in cash, which will be paid to the option holder only upon exercise of the option and without interest, in exchange for each McAfee.com option. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of the Company’s common stock. The assumed options have been accounted for under the guidance in EITF Issue No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, these options are subject to variable accounting treatment, which means that a compensation charge has been measured initially at the date of the closing of the merger and then remeasured at the end of each reporting period. The initial charge was based on the excess of the closing price of the Company’s stock over the exercise price of the options plus the $11.85 per share payable in cash, which will be paid upon exercise of the option. The charge has been and will be remeasured, using the same methodology, until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge will be recorded as an expense over the remaining vesting period of the options, using the accelerated method of amortization under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). To the extent that the options issued were fully vested at the date of the closing of the McAfee.com acquisition, the Company immediately recorded a compensation expense of approximately $10.5 million. Charges related to unvested options will be recorded in deferred stock-based compensation in stockholders’ equity. Depending upon movements in the market value of the Company’s common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

      During the three and six months ended June 30, 2003, the Company recorded a charge of approximately $0.3 million and $1.1 million, respectively, related to exchanged options subject to variable accounting. This stock-based compensation charge, related to exchanged options subject to variable accounting, was based on the Company’s closing share price of $12.68 on June 30, 2003. As of June 30, 2003, the Company had approximately 1.0 million outstanding exchanged options subject to variable accounting.

      New and existing executives. On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become its president and chief executive officer. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. Stock-based compensation associated with Mr. Samenuk’s 2001 restricted stock grant was valued at approximately $2.0 million and was amortized over 24 months beginning January 2001 through December 2002. Approximately $0.2 million and $0.5 million was expensed during the three and six months ended June 30, 2002, respectively, related to stock-based compensation associated with Mr. Samenuk’s 2001 restricted stock grant.

      On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk, its chairman and chief executive officer. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on January 15, 2002. During the three months ended June 30, 2003 and 2002, the Company recorded approximately $0.1 million, and during the six months ended June 30, 2003 and 2002, the Company recorded approximately $0.2 million and $0.3 million, respectively, related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

      Former employees. In July 2002, one of the Company’s employees became a non-employee, but continued to provide services to the Company. As he was allowed to continue to hold his vested employee

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options beyond the normal exercise period after termination and to continue to vest his options, the Company recorded a stock-based compensation charge corresponding to the fair value of his vested options. The unvested options have been and will be remeasured periodically using the Black Scholes option valuation model and recognized over the remaining vesting period using the accelerated method of amortization discussed in FIN 28. Stock-based compensation of approximately $5,000 and $35,000 was expensed during the three and six months ended June 30, 2003, respectively.

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

      Extended life of vested options held by terminated employees. In March 2003, the Company announced that the filing of its Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999 and 1998. As a result, effective April 9, 2003, the Company suspended all exercises of stock options until the 2002 Form 10-K and all required quarterly reports on Form 10-Q are filed with the SEC, as these reports are incorporated by reference into the securities registration statements for each of the stock option plans. The period during which all stock option exercises are suspended is known as the blackout period. Due to the blackout period, the Company has extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, the Company has recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During the three and six months ended June 30, 2003, the Company recorded a stock-based compensation charge of approximately $0.5 million for the extension of life of vested options held by terminated employees.

      Repriced Options. During the three and six months ended June 30, 2003, the Company did not incur a charge related to options subject to variable plan accounting. During the three and six months ended June 30, 2002, stock-based compensation was reduced by approximately $4.6 million and $6.5 million, respectively, related to options subject to variable plan accounting. For the three and six months ended June 30, 2003, the Company’s stock-based compensation charge calculation related to options subject to variable plan accounting were based on quarter-end per share price of the Company’s stock of $12.68. For the three and six months ended June 30, 2002, the Company’s stock-based compensation charge calculation related to options subject to variable plan accounting were based on quarter-end per share price of the Company’s stock of $19.27 and per share price of McAfee.com stock of $14.64. As of June 30, 2003 the Company had options to purchase approximately 0.8 million shares, which were outstanding and subject to variable plan accounting.

      The Company also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. No charges were incurred for the three and six months ended June 30, 2003 and approximately $0.2 million and $1.0 million was expensed during the three and six months ended June 30, 2002, respectively.

      Extended vesting term of options. During the three months ended June 30, 2002, the Company recorded a one-time stock-based compensation charge of approximately $0.2 million as a result of the modification of the terms of the options previously granted to certain employees.

      Shares Purchased Outside Employee Stock Purchase Plan. On January 31, 2002, the Company experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan to meet the requirements of the open purchase period. Although the Company reduced the number of shares available for purchase by plan participants by a pro rata amount, additional shares were required to be purchased outside of the plan. As a result, the Company recorded a one-time stock-based compensation charge of approximately $0.1 million in the three months ending March 31, 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the exercise price.

5.	Business Combinations

      On May 14, 2003, the Company acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., (“IntruVert”) a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $103.4 million in cash. The Company acquired IntruVert to enhance its intrusion detection product line. The results of operations of IntruVert have been included in these consolidated financial statements since the date of acquisition. Under the transaction, the Company recorded approximately $18.2 million for developed technology, $1.9 million for acquired product rights, including revenue related order backlog and contracts, $74.0 million for goodwill (none of which is deductible for tax purposes), $9.6 million for net deferred tax liabilities and $2.2 million for tangible assets, net of liabilities. The Company also recorded approximately $5.7 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years or a weighted average period of 2.4 years. The Company also accrued approximately $0.3 million in duplicative site costs related to the IntruVert acquisition of which $0.3 million remains as an accrual as of June 30, 2003.

      On April 30, 2003, the Company acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $124.6 million in cash. The Company acquired Entercept to enhance its intrusion detection product line. The results of operations of Entercept have been included in these consolidated financial statements since the date of acquisition. Under the transaction, the Company recorded approximately $21.7 million for developed technology, $2.8 million for acquired product rights, including revenue related order backlog and contracts, $99.9 million for goodwill (none of which is deductible for tax purposes), $0.7 million for net deferred tax assets, $3.7 million for tangible assets and $6.0 million in liabilities. The Company also recorded approximately $0.9 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years or a weighted average period of 5.6 years. The Company also accrued approximately $2.8 million in acquisition related expenses, which included financial advisory, legal and accounting fees and duplicative sites costs, of which $2.7 million remains as an accrual as of June 30, 2003.

      The Company has obtained preliminary independent appraisals of the fair values of the acquired equipment, identified intangible assets and their remaining useful lives. The Company is also completing the review and determination of the fair values of the other assets and liabilities assumed. Accordingly, the allocations of the purchase price are subject to revision, which is not expected to be material, based on the

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

final determination of appraised and other fair values. A summary of the assets acquired and liabilities assumed in the acquisitions follows:

	At June 30, 2003

			Total Assets
	IntruVert	Entercept Security	Acquired and
	Networks, Inc.	Technologies, Inc.	Liabilities Assumed

	(In thousands)
Deferred tax assets	$436	$10,560	$10,996
Technology	18,200	21,700	39,900
Other intangible assets	1,900	2,800	4,700
Goodwill	74,049	99,929	173,978
Other assets	5,321	3,650	8,971

Total assets acquired	99,906	138,639	238,545
Current liabilities	3,151	6,028	9,179
Deferred tax liabilities	10,062	9,906	19,968

Total liabilities assumed	13,213	15,934	29,147

Net assets acquired	$86,693	$122,705	$209,398

In-process research and development (expensed)	$5,700	$900	$6,600

Total acquisition cost	$92,393	$123,605	$215,998

      The following unaudited pro forma financial information presents the combined results of the Company, IntruVert and Entercept as if the acquisition had occurred on January 1, 2002, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue	$219,186	$265,339	$440,344	$522,209

Net income (loss)	$5,569	$45,176	$(4,491)	$81,423

Basic net income (loss) per share	$0.03	$0.31	$(0.03)	$0.56

Shares used in per share calculation — basic	160,341	147,222	159,954	145,829

Diluted net income (loss) per share	$0.03	$0.26	$(0.03)	$0.47

Shares used in per share calculation — diluted	164,608	173,839	159,954	173,883

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

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

September 13, 2002

(In thousands)
Deferred tax assets	25,767
Technology	1,401
Other intangible assets	49,335
Goodwill	145,756
Minority interest	21,044

Total assets acquired	$243,303
Current liabilities	2,065
Deferred tax liabilities	21,345

Total liabilities assumed	$23,410

Net assets acquired	$219,893

      The following unaudited pro forma financial information presents the combined results of the Company and McAfee.com as if the acquisition had occurred on January 1, 2002, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2002	2002

Net revenue	$263,441	$519,089

Net income	$55,238	$109,334

Basic net income per share:
Net Income	$0.38	$0.75

Shares used in per share calculation — basic	147,222	145,829

Diluted net income per share:
Net Income	$0.32	$0.63

Shares used in per share calculation — diluted	173,839	173,883

      The above pro forma financial information includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

McAfee.com related to the exchange offer for all McAfee.com outstanding publicly held shares. The expenses incurred by McAfee.com amounted to $0.5 million and $2.5 million in the three and six months ended June 30, 2002. The pro forma information is based on various assumptions and estimates.

      The pro forma information set forth above with respect to the IntruVert, Entercept and McAfee.com acquisitions is not necessarily indicative of the operating results that would have occurred if these acquisitions had been consummated as of January 1, 2002, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisitions.

6.	Sale of Product Lines

      On October 9, 2001, the Board of Directors of the Company approved a plan to integrate the activities of the Company’s PGP product group into its other product groups. In addition to the integration plan, the Company began to look for a buyer for the PGP desktop encryption and Gauntlet firewall product. On February 13, 2002, the Company announced the sale of Gauntlet firewall/ VPN product to Secure Computing. As a result of the transaction, the Company received common shares of Secure Computing in exchange for the Gauntlet assets. The Company recorded a gain on sale of net assets of $6.7 million. On August 19, 2002, the Company announced the sale of PGP desktop encryption to PGP Corporation, a new venture funded company, for $2.0 million in cash and assumption of net liabilities of $1.1 million. As a result of the transaction, the Company recorded a gain on sale of product lines of $2.6 million in the third quarter of 2002.

      In March 2002, the Company purchased a one-year collar consisting of 300,354 purchased put options with a strike price of $17.31 and the same number of written call options with a strike price of $22.04. Underlying both the put and call options are the Secure Computing shares. The Company designated the purchased collar as a fair value hedge of the Secure Computing available-for-sale securities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” At the inception of the hedge, the Company assessed that the collar is highly effective based upon expected changes in the collar’s intrinsic value. On an ongoing basis, changes in the fair value of Secure Computing shares within the collar’s range of $17.31 and $22.04 are recorded as part of accumulated other comprehensive income within stockholders’ equity. Changes in the fair value of Secure Computing’s shares outside of the collar range of $17.31 and $22.04 are recorded immediately in earnings. Changes in the fair value of the collar are measured using an option pricing model and are also recorded immediately in earnings. As of June 30, 2002, the fair value of Secure Computing’s shares was outside of the collar range. During the three and six months ended June 30, 2002, the Company recognized a loss of $15,000 and $0.2 million, respectively, in the earnings relating to the change in fair value of the collar, net of changes of fair value of the Secure Computing shares outside of the collar range. In July 2002, the Company sold its shares in Secure Computing, closed its collar and recorded a net gain of $0.3 million.

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

      Goodwill (net) information is as follows (in thousands):

	January 1,	Goodwill		Effects of Foreign	June 30,
	2003	Acquired	Adjustments	Currency Exchange	2003

United States	$227,395	$173,978	$—	$—	$401,373
EMEA	25,424	—	—	1,104	26,528
Japan	12,071	—	—	—	12,071
Canada	4,727	—	—	—	4,727
Asia-Pacific (excluding Japan)	2,301	—	—	—	2,301
Latin America	2,016	—	—	—	2,016

Total	$273,934	$173,978	$—	$1,104	$449,016

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

	June 30, 2003			December 31, 2002

		Accumulated			Accumulated
		Amortization			Amortization
	Gross	(Including Effects	Net	Gross	(Including Effects	Net
	Carrying	of Foreign Currency	Carrying	Carrying	of Foreign Currency	Carrying
	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	$110,222	$(51,959)	$58,263	$69,286	$(45,995)	$23,291
Trademarks, patents and other intangibles	109,004	(42,182)	66,822	104,540	(34,280)	70,260

	$219,226	$(94,141)	$125,085	$173,826	$(80,275)	$93,551

      The aggregate amortization expenses for the intangible assets listed above totaled $6.5 million and $2.5 million for the three months ended June 30, 2003 and 2002, respectively, and $13.2 million and $5.4 million for the six months ended June 30, 2003 and 2002, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2003	$14,607
2004	27,377
2005	24,418
2006	21,549
2007	18,559
Thereafter	18,575

$125,085

8.	Restructuring

      In January 2003, as part of a restructuring effort to gain operational efficiencies, the Company consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into its newly constructed 170,000 square-foot regional headquarters facility in Plano, Texas. The new facility houses approximately 1,000 employees working in finance, legal, information technology, and the customer support

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses. As part of the consolidation of activities into the Plano facility, the Company relocated approximately 170 employees from its Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, the Company recorded a restructuring charge of $15.8 million which consisted of a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash write off of $(1.9) million deferred rent liability; and a $15.6 million accrual for estimated lease related costs associated with vacated facilities in Santa Clara, California. The remaining costs associated with permanently vacating the Santa Clara facilities are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facilities. The remaining costs associated with permanently vacating the facilities will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on management’s current estimates. Amounts to be paid, relative to the restructuring accrual, within 12 months ($2.6 million) have been included in accrued liabilities, while amounts to be paid beyond 12 months ($12.7 million) have been included in other long term liabilities in these condensed consolidated financial statements.

      During the second quarter of 2003, the Company recorded a restructuring charge of $6.8 million which consisted of $6.3 million related to a headcount reduction of 210 employees and $0.6 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The employees were located in the Company’s domestic and international locations and were primarily in the sales, product development and customer support areas.

      The following table sets forth the Company’s restructuring accrual established in 2003 (in thousands):

	Lease	Severance
	Termination	and Other	Other
	Costs	Benefits	Costs	Total

Balance, January, 1, 2003	$—	$—	$—	$—
Additional accrual	15,734	6,309	564	22,607
Cash payments	(537)	(2,525)	(56)	(3,118)
Adjustment to liability	(65)	—	—	(65)
Accretion	175	—	—	175

Balance, June 30, 2003	$15,307	$3,784	$508	$19,599

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

      As part of the plan to integrate certain activities of the Company’s PGP product group into its McAfee Security and Sniffer product group and to dispose of other product lines, the Company sold its Gauntlet business during the first quarter of 2002. In connection with this process, a cash restructuring charge of approximately $1.1 million was recorded during the first quarter of 2002. The restructuring charge consisted of costs of severance packages for 44 employees as well as related legal and outplacement services.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the Company’s restructuring accrual established in February 2002 and the activity against the accrual during the six months ended June 30, 2002 (in thousands):

	Other	Severance
	Costs	and Benefits	Total

Balance, February 2002	$190	$926	$1,116
Cash payments	(190)	(926)	(1,116)

Balance, June 30, 2002	$—	$—	$—

9.	Convertible Debt

      Convertible debt comprises the following amounts (in thousands):

	June 30,	December 31,
	2003	2002

Zero Coupon Convertible Subordinated Debentures due 2018
Face Value	$—	$358,500
Unamortized Discount	—	(182,240)

	—	176,260

5.25% Convertible Subordinated Notes due 2006
Face Value (net of accumulated fair value adjustment of $12,625 and $11,012 at June 30, 2003 and December 31, 2002, respectively)	357,625	356,013

Total convertible debt	$357,625	$532,273

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

      The remainder of the outstanding Debentures, with an aggregate face amount at maturity of $358.5 million became redeemable for cash at the option of the holders of the Debentures beginning on February 13, 2003, at which time the Company repurchased Debentures which had an aggregate face amount at maturity of $358.0 million for a net price of $177.1 million. On June 9, 2003, the Company repurchased the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million. In connection with these repurchases, the Company recognized a loss of approximately $2.6 million and $0.1 million, respectively, calculated as the difference between the accreted value of the debt, net of unamortized issuance costs, and the cost of repurchase.

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

      In July 2002, the Company entered into interest rate swap transactions (“Transactions”) with two investment banks (“Banks”) to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Notes due 2006 (“Notes”). The notional amount of the Transactions was $345.0 million to match the entire principal amount of the Notes. The Company will receive from the Banks fixed payments equal to 5.25% of the notional amount, payable on February 15 and August 15 starting on August 15, 2002. In exchange, the Company will pay to the Banks floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months beginning August 15, 2002. The LIBOR was 1.29% at June 30, 2003.

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

      The Transactions qualified as, and were designated as, a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. To test the effectiveness of the hedge, regression analysis is performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes are calculated as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For the three and six months ended June 30, 2003, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

      Under the fair value model, the derivative is recognized at fair value on the consolidated balance sheet with an offsetting entry to the statement of operations. In addition, changes in the fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the statement of operations.

      The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest expense. The net gain recorded for the three and six months

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2003, was $1.0 million and $2.1 million, respectively and is recorded in interest expense in these consolidated financial statements.

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

      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Numerator — Basic
Income before cumulative effect of change in accounting principle	$3,719	$53,746	$4,201	$105,395
Cumulative effect of change in accounting principle, net of tax	—	—	11,142	—

Net income, adjusted	$3,719	$53,746	$15,343	$105,395

Numerator — Diluted
Income before cumulative effect of change in accounting principle	$3,719	$53,746	$4,201	$105,395
Cumulative effect of change in accounting principle, net of tax	—	—	11,142	—
Interest on convertible debentures(1)	—	3,014	—	6,013

Net income, adjusted	$3,719	$56,760	$15,343	$111,408

Denominator — Basic
Weighted average shares of common stock outstanding	160,341	147,422	159,954	146,029
Less: weighted average shares of common stock subject to repurchase	—	(200)	—	(200)

Basic weighted average common shares outstanding	160,341	147,222	159,954	145,829

Denominator — Diluted
Basic weighted average common shares outstanding	160,341	147,422	159,954	146,029
Effective of dilutive securities:
Convertible debentures(1)	—	19,092	—	19,092
Common stock options and shares subject to repurchase(2)	4,110	7,139	4,933	8,569
Warrants(3)	157	186	166	193

Diluted weighted average shares	164,608	173,839	165,053	173,883

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.02	$0.37	$0.03	$0.72
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—

Net income per share — Basic	$0.02	$0.37	$0.10	$0.72

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Diluted net income per share:
Income before cumulative effect of change in accounting principle change	$0.02	$0.33	$0.02	$0.64
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—

Net income per share — Diluted	$0.02	$0.33	$0.09	$0.64

(1)	Diluted net income (loss) per share excludes the effects of shares which will be issued in the event of conversion of the Company’s outstanding convertible debt. The total number of shares excluded from the calculation related to as-if converted shares was 19.1 million for the three and six months ended June 30, 2003 and 3.9 million for the three and six months ended June 30, 2002.

12.	Business Segment Information

      The Company has concluded that it has one business and operates in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, educational institutions small and medium size businesses and consumer users, as well as resellers and distributors. Management measures profitability based on the Company’s five geographic regions. The regions are evidence of the operating structure of the Company’s internal organization.

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

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is the summary of the Company’s revenue and income (loss) from operations by geographic region. The accounting policies of the businesses and geographic regions are the same as disclosed in Note 3 to these Notes to Condensed Consolidated Financial Statements in the Company’s Annual Report on 10-K for 2002. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses, corporate marketing expenses, amortization of intangibles, stock-based compensation charges, and restructuring costs. These corporate expenses are not considered attributable to any specific geographic region. Summarized financial information concerning the Company’s net revenue and operating income (losses) by business and geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Net revenue by region:
North America	$139,098	$169,611	$274,773	$323,575
EMEA (Europe, Middle East and Africa)	59,041	70,854	120,247	149,308
Japan	8,600	9,053	19,275	20,765
Asia-Pacific (excluding Japan)	7,383	8,803	14,043	16,953
Latin America	4,164	5,120	8,389	8,488

Net revenue	$218,286	$263,441	$436,727	$519,089

Income (loss) from operations by region:
North America	$40,871	$50,754	$81,454	$93,715
EMEA	21,569	32,874	44,666	73,589
Japan	1,822	1,410	5,560	4,683
Asia-Pacific (excluding Japan)	1,922	(817)	3,360	(979)
Latin America	551	857	120	717
Corporate	(64,465)	(29,403)	(132,158)	(68,181)

Income from operations	$2,270	$55,675	$3,002	$103,544

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Software licenses	$82,591	$116,809	$187,216	$229,169
Maintenance	72,688	89,059	140,236	182,205
Hardware	18,468	21,933	35,947	40,857
Retail	9,982	4,732	14,627	9,058
Consulting	7,726	9,872	14,844	18,944
Training	2,357	3,221	4,425	6,929
On-line subscriptions	16,310	12,760	30,711	24,525
Other	8,164	5,055	8,721	7,402

Total	$218,286	$263,441	$436,727	$519,089

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Litigation

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

Securities Cases

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint, styled In re Network Associates, Inc. II Securities Litigation, was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/ SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with Generally Accepted Accounting Principles (“GAAP”). After a hearing on defendants’ motion to dismiss was held on April 16, 2002, the Court entered an order approving a jointly stipulated withdrawal of defendants’ motion to dismiss. On September 30, 2002, plaintiffs filed a first amended and consolidated complaint. The amended and consolidated complaint asserts claims on behalf of an expanded class of plaintiffs, i.e., persons who purchased the Company’s stock between April 15, 1999 and December 26, 2000, and, in addition to reasserting the allegations contained in the consolidated complaints, adds allegations regarding the Company’s restatement of its 1998, 1999, and 2000 consolidated financial statements, which restatement resulted from the Company’s discovery of certain accounting inaccuracies impacting those consolidated financial statements. The first amended and consolidated complaint also adds Terry Davis, the Company’s former Controller as a party defendant. On November 11, 2002, the Company and the individual defendants each moved to dismiss certain claims asserted on the first amended and consolidated compliant. Prior to the hearing on Defendant’s motions, which took place on February 11, 2003, plaintiff voluntarily dismissed Peter Watkins as a party defendant in the lawsuit. A decision on the remaining motions to dismiss was issued on March 25, 2003, where the Court granted, in part, defendants’ motion to dismiss. On September 23, 2003, the Company and the plaintiffs entered into a memorandum of agreement of settlement settling the matter for $70 million. The settlement was preliminarily approved by the court on October 22, 2003 and is subject to notice to and opportunity to object and opt-out by members of the class and final approval by the court following a hearing on any objections to the settlement. The Company funded the settlement amount into escrow in October 2003.

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

      In March 2002, several putative securities class action lawsuits were filed in the Court of Chancery in the State of Delaware, County of New Castle, and the Superior Court of the State of California, County of Santa Clara, arising out of the Company’s proposed acquisition of McAfee.com Corporation (“McAfee.com”). The lawsuits named as defendants Network Associates and certain of McAfee.com’s officers and directors, and with respect to the Delaware Court of Chancery actions, McAfee.com. The lawsuit filed in Santa Clara County is encaptioned Peyton v. Richards, et al., No. CV806199. The lawsuits filed in the Delaware Court of Chancery, which were encaptioned Bank v. McAfee.com Corp., et al., Civil Action No. 19481; Birnbaum v. Sampath, et al., Civil Action No. 19482 NC; Brown v. Sampath, et al., Civil Action No. 19483 NC; Chin v. McAfee.com Corp., et al., Civil Action No. 19484 NC; Monastero v. Sampath, et al., Civil Action No. 19485; and Ebner v. Sampath, et al., Civil Action No. 19487, were consolidated into a single case (the “Consolidated Action”) by Court order dated April 9, 2002. Plaintiffs amended the complaint in the Consolidated Action on July 8, 2002. The second amended complaint asserts claims against defendants for breach of fiduciary duty on the grounds that (i) the price at which Network Associates proposed to consummate the current exchange offer purportedly was unfair and inadequate, and (ii) defendants purportedly failed to disclose information material to assessing the propriety of the exchange offer. The plaintiffs seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the transaction contemplated by the offer. On September 19, 2002 the parties entered into a memorandum of understanding. On July 18, 2003, the Delaware Court of Chancery approved the settlement, and the case was dismissed. Another class action lawsuit was filed on April 9, 2002 in the United States District Court for the Northern District of California, encaptioned Getty v. Sampath, et. al., Case No. C 02 1692. On September 30, 2002, the parties in the Getty action filed a joint request with United States District Court for the entry of an order staying the Getty proceedings until after the Delaware Chancery Court has an opportunity to approve the proposed settlement in the Delaware Consolidated Action. On April 2, 2002, defendants removed the California state action encaptioned Peyton v. Richards, et al., No. CV 806199 to the United States District Court for the Northern District of California. Subsequently, by stipulation filed June 20, 2002, the parties in Peyton agreed for the action to be remanded to California Superior Court for the County of Santa Clara solely for the purpose of allowing plaintiff Justin Peyton to dismiss the action. On July 1, 2002, a putative class action lawsuit encaptioned Peyton v. Richards, et al., Case No. CV 809111, was filed in the California Superior Court for the County of Santa Clara against Network Associates and various officers and directors of McAfee.com. The complaint generally alleges that (i) the defendant directors of McAfee.com are liable for breach of

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiduciary duty because they failed to maximize the price of Network Associates’ exchange offer, and (ii) defendant Network Associates aided and abetted these breaches of fiduciary duty by structuring the exchange offer in terms preferential to Network Associates. The plaintiff seeks, among other things, to enjoin or rescind the transaction contemplated by the offer, to recover costs, and to impose a constructive trust upon any benefits improperly received by defendants. On September 20, 2002, the Superior Court entered an order approving the parties’ joint stipulation to stay the Peyton proceedings pending the Delaware Chancery Court’s approval of the proposed settlement in the Delaware Consolidated Action. On August 14, 2003, the parties entered into a stipulation for an order that would dismiss the Peyton action with prejudice.

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

      The Company has agreed to indemnify members of the board of directors as well as officers of the Company if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are an agent of the Company, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgements, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. The Company maintains insurance coverage for directors and officers liability (“D&O insurance”). No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors and officers of the Company. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against it members of board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance.

      If the Company believes a liability associated with any of the aforementioned indemnifications obligations becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements; Trademarks

      Some of the statements contained in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Moreover, neither we nor any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 53 of this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium-sized business and consumer users. We operate our business in five geographic regions: North America; Europe Middle East and Africa (“EMEA”); Japan; Asia-Pacific and Latin America. See note 12 to the condensed consolidated financial statements.

      We recently launched our McAfee Protection-in-Depth Strategy, designed to provide a complete set of system and network protection solutions differentiated by intrusion prevention technology that can detect and block known and unknown attacks. To more effectively market our products in our various geographic sales regions, we have combined complementary products into separate product groups, as follows:

•	McAfee System Protection Solutions, which delivers world-class anti-virus and security products and services designed to protect systems such as desktops and servers. McAfee System Protection Solutions also includes our Magic Service Desk family of products designed to offer management and visibility of desktop and server systems; and;

•	McAfee Network Protection Solutions, which offers products designed to maximize the performance and security of networks, including Sniffer network analysis and availability technologies, network intrusion prevention with McAfee IntruShield and InfiniStream Security Forensics.

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

      In the three and six months ended June 30, 2003, our net revenue was approximately $218.3 million and $436.7 million, respectively, and our net income was approximately $3.7 million and $15.3 million, respectively. In the three and six months ended June 30, 2002, our net revenue was approximately $263.4 million and $519.1 million, respectively, and our net income was approximately $53.7 million and $105.4 million, respectively.

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

McAfee Network Protection Solutions

      McAfee Network Protection Solutions help enterprises, small businesses, government agencies, educational organizations and service providers maximize the availability, performance and security of their network infrastructure. The McAfee Network Protection Solutions portfolio features a range of products including Sniffer and the nPO Solution for network management. Sniffer’s products capture data, monitor network traffic and collect and report on key network statistics. These products are also designed to optimize network and application performance and increase network reliability by uncovering and analyzing network problems and network security vulnerabilities and recommending solutions to such problems. Other McAfee Network Protection Solutions products include InfiniStream Security Forensics for security forensics and McAfee IntruShield for network intrusion detection and prevention. Customers for these products are enterprises and government agencies, as well as service providers.

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

      In addition, we also offer our consumer users technical support services made available at our McAfee.com website on both a free and fee based basis, depending on the support level required.

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

Strategic Alliances

      From time to time, we enter into strategic alliances with third parties to serve as a catalyst for our future growth. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. For example, we have an alliance with America Online (“AOL”) under which, among other things, we offer our on-line PC anti-virus services to AOL members as a co-branded premium service, and provide our host-based email scanning services and personal firewall services as a value added service. We also have alliances with, among others, Cox Communications, Dell, Microsoft, MSN, NEC, NTT DoCoMo, Phoenix Technologies and Telefonica.

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

On-line Subscription Services and Managed Applications

      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers using these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services can be found at our McAfee.com web site, through which consumers using their Internet browser detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software patches and upgrades. Our McAfee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Internet Privacy Service, as well as combinations of these services through suites.

      Similarly, our corporate on-line subscription products and services, or our ASaP offerings, provide corporate customers the most up-to-date anti-virus software. Our ASaP offerings include VirusScan ASaP, which provides anti-virus protection to desktops and file servers, VirusScreen ASaP, which screens e-mails to detect and quarantine viruses and infected attachments, and Desktop Firewall AsaP, which blocks unauthorized network access and stops known network threats.

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

Impact of Restatement of Consolidated Financial Statements

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our consolidated financial statements for 1998 through 2001 and the quarters ended March 31 and June 30, 2002. Due to the impact of the restatement, the results discussed herein for the first and second quarters of 2003 and 2002 differ from those previously announced by us in 2003 and reported in our Form 10-Q for the quarters ended March 31 and June 30, 2002. We do not intend to restate our previous Form 10-Qs, and those documents should not be relied upon. The results set forth below should be read in conjunction with (i) the unaudited consolidated financial statements included in this Form 10-Q and (ii) the consolidated financial statements for 1998 through 2002 and related notes contained in Amendment No. 2 to our 2000 Form 10-K (1998 through 2000) and our 2002 Form 10-K (2000 through 2002).

      Among others, the more significant categories of restatement adjustments were recorded:

•	to properly reflect sales to our distributors and resellers on the sell-through basis for 1998 through 2000, which is how we have accounted for these sales since 2001; and

•	to adjust our recognition of revenue under SOP 97-2 with respect to multi-element licensing arrangements in 1998 through 2000.

      We have determined that, excluding the effect of currency-related adjustments, the aggregate amount of net revenue was not reduced as a result of our change to the sell-through revenue recognition method for years prior to 2001 or adjustments related to multi-element licensing arrangements in 1998 through 2000. These adjustments had the effect of deferring revenue from earlier periods to be recognized in later periods, with amounts deferred in connection with our multi-element licensing arrangements generally being recognized in later periods as service and support revenue. In the aggregate, for the three months ended June 30, 2003 and 2002, the restatement adjustments had the effect of increasing net revenues by $1.7 million and $30.5 million, respectively, and decreasing expenses by $0.5 million and $2.1 million, respectively, over amounts previously announced or reported. In the aggregate, for the six months ended June 30, 2003 and 2002, the restatement adjustments had the effect of increasing net revenues by $4.9 million and $65.4 million, respectively, and decreasing expenses by $0.7 million and $3.0 million, respectively, over amounts previously announced or reported.

Results of Operations

Three and six months ended June 30, 2003 and 2002

      The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Net revenue:
Product	55%	56%	56%	55%
Services and support	45	44	44	45

Total net revenue	100	100	100	100
Cost of net revenue:
Product	10	10	9	10
Services and support	6	6	6	6
Amortization of purchased technology	1	—	1	—

Total cost of net revenue	17	16	16	16
Operating costs and expenses:
Research and development	21	13	21	13
Marketing and sales	40	40	40	40
General and administrative	13	9	13	10
Recovery of doubtful accounts, net	—	—	—	—
Amortization of intangibles	2	1	2	1
Restructuring charge	3	—	5	—
In-process research and development	3	—	2	—

Total operating costs and expenses	82	63	83	64

Income from operations	1	21	1	20
Interest and other income	2	3	2	3
Interest expense	(1)	(3)	(1)	(3)
Loss on repurchase of zero coupon convertible debentures	—	—	(1)	—
Gain (loss) on sale of product lines	—	—	—	1

Income before provision for (benefit from) income taxes, minority interest and cumulative effect of change in accounting principle	2	21	1	21
Provision for (benefit from) income taxes	—	—	—	—

Income before minority interest and cumulative effect of change in accounting principle	2	21	1	21

Minority interest in net loss of consolidated subsidiaries	—	(1)	—	(1)

Income before cumulative effect of change in accounting principle	2	20	1	20

Cumulative effect of change in accounting principle net of tax	—	—	2	—

Net income	2%	20%	3%	20%

      Net Revenue. Net revenue decreased 17% to $218.3 million from $263.4 million in the three months ended June 30, 2003 and 2002, respectively. Net revenue decreased 16% to $436.7 million from $519.1 million in the six months ended June 30, 2003 and 2002, respectively. The decline also results from continued reductions in corporate capital spending. Many of our customers and potential customers have: (i) delayed initiating the purchasing process; (ii) increased the evaluation time to complete a purchase or postponed, sometimes indefinitely, full IT deployments; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software/services purchases to those believed by them to be necessary to satisfy an immediate need. In addition, we believe that events in Iraq beginning in the latter part of March 2003 further undermined confidence in, and increased uncertainty, regarding the economy. These events, in particular, impacted our Sniffer sales.

      The following table sets forth, for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Product	55%	56%	56%	55%
Services and support	45	44	44	45

Net revenue	100%	100%	100%	100%

      The following table sets forth for the periods indicated each major category of our product revenue as a percent of product revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Subscription licenses	46%	31%	48%	31%
Perpetual licenses	24	47	29	47
Hardware	16	15	15	14
Retail	8	4	5	4
Royalties and other	6	3	3	4

Product revenue	100%	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, retail products and royalties. Product revenue decreased 20% to $119.2 million from $148.5 million in the three months ended June 30, 2003 and 2002, respectively and decreased 14% to $245.6 million from $286.5 million in the six months ended June 30, 2003 and 2002, respectively. The decrease in product revenue is attributable to decreases in the size of transactions as customers continued to limit expenditures or postpone full deployments. The decrease is also due to the deferral of an increasing share of perpetual and subscription license sales to ongoing product and customer support, which is recognized as maintenance revenue ratably over the service period, including as a result of our introduction of our perpetual “plus” licensing arrangements, described below. Deferred revenue has increased 12% to $356.7 million from $318.2 million at June 30 2003 and 2002, respectively.

      Our customers license our software on a perpetual or subscription basis depending on their preference. The software component of most of our Sniffer and Magic products and a large number of our McAfee anti-virus software products targeted at enterprises are licensed on a perpetual basis. We continuously monitor our sales activities to ensure we have an appropriate mix of subscription and perpetual license revenues. We may experience higher overall revenue in the near-term but lower future software license revenue due to increased levels of perpetual licenses. Sales of perpetual licenses may result in significantly higher up-front revenue and lower recurring and future revenues as the sales price for related upgrades and updates tends to be significantly lower than that of the initial perpetual license.

      We recently introduced in Europe and Asia our perpetual “plus” licensing arrangements. Under these arrangements, we provide a perpetual license coupled with additional support, with a higher percentage of the contract value allocated to support revenues, which are deferred and recognized over the service period rather than being recognized immediately into earnings. We expect these arrangements will result in an increased amount of revenue being deferred to future periods.

      The following table sets forth, for the periods indicated, each major category of our services and support as a percent of services and support revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Support and maintenance	73%	69%	74%	69%
Consulting	8	12	8	12
Training	2	4	2	4
On-line subscriptions	17	15	16	15

Services and support revenue	100%	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscriptions. Services and support revenues decreased 14% to $99.1 million from $114.9 million in the three months ended June 30, 2003 and 2002, respectively, and decreased 18% to $190.2 million from $232.6 million in the six months ended June 30, 2003 and 2002, respectively. The decrease in services and support revenues is attributable to reduced licensing activity and a decline in our consulting and training revenues. As our customers reduce budgets for information technology products and services, consulting and training services are typically the first discretionary spending items that are reduced or eliminated. This decline was offset by a $3.6 million increase in on-line subscription revenues generated from our McAfee.com consumer site.

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

      International revenue, as a percentage of net revenue, has been relatively stable and accounted for approximately 36% and 36% of net revenue for the three months ended June 30, 2003 and 2002, respectively and approximately 37% and 38% of net revenue for the six months ended June 30, 2003 and 2002, respectively. The portion of our net revenue attributable to international operations will be impacted by our introduction of perpetual “plus” licenses in Europe and Asia, due to a higher percentage of contract values allocated to support revenues which are deferred and recognized ratably over the service period.

      We have announced our intentions to increase our international revenues. Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, risks associated with currency fluctuations and hedging, tariffs and other trade barriers and difficulties staffing and managing international operations. Poor economic conditions in Asia, particularly Japan and Latin America have hurt our business and may impact our ability to expand international revenue. These factors may have a material adverse effect on our future international revenue.

      Cost of Net Revenue. Cost of net revenue decreased 13% to $36.1 million from $41.6 million in the three months ended June 30, 2003 and 2002, respectively. As a percentage of net revenue, cost of net revenue increased to 17% from 16% for the three months ended June 30, 2003 and 2002, respectively. Cost of net revenue decreased 17% to $69.8 million from $84.3 million in the six months ended June 30, 2003 and 2002, respectively. As a percentage of net revenue, cost of net revenue remained at 16% for the six months ended

June 30, 2003 and 2002, respectively. Period over period compared to the prior year, cost of net revenue generally decreased due to lower cost of computer platforms and other hardware components, lower product sales and the favorable impact of cost control measures, offset by an increase in the amortization of purchased technology. At the end of 2002, we began using a more competitive contract manufacturer, which utilizes a greater number of standardized computer platforms and hardware components, for the manufacture of our hardware based products.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties and, with respect to hardware-based products, computer platforms and other hardware components. Cost of product revenue decreased 22% to $20.4 million from $26.3 million for the three months ended June 30, 2003 and 2002, respectively. As a percentage of net product revenue, cost of product revenue decreased to 17% in the three months ended June 30, 2003 from 18% for the three months ended June 30, 2002. Cost of product revenue decreased 26% to $39.1 million from $52.9 million for the six months ended June 30, 2003 and 2002, respectively. As a percentage of net product revenue, cost of product revenue decreased to 16% from 18% in the six months ended June 30, 2003 and 2002, respectively. The decrease in the cost of product revenue in absolute terms relates primarily to a decrease in the cost of computer platforms and other hardware components and lower software sales as compared to the comparable period in 2002 and lower product sales, offset by increased amortization of purchased technology.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue decreased 13% to $13.0 million from $14.9 million in the three months ended June 30, 2003 and 2002, respectively. The decrease in the cost of services and support revenue was due to a reduction in costs of providing expert services due to a decrease in expert consulting and training services revenue and employment of cost control measures. Cost of services and support revenue as a percentage of net services and support revenue remained consistent at 13% in the three months ended June 30, 2003 and 2002, respectively. The cost of services and support revenue decreased 13% to $26.2 million from $30.2 million in the six months ended June 30, 2003 and 2002, respectively. Cost of services and support revenue as a percentage of net services and support revenue increased to 14% from 13% in the six months ended June 30, 2003 and 2002, respectively. For the three and six months ended June 30, 2003, the increase in cost of services and support revenue as a percentage of service and support revenue reflects the 18% decrease in services and support revenue.

      We expect that the cost of service revenue will fluctuate in future periods. Cost of service revenue will vary primarily based on our levels of customer support and consulting and training activities. We expect that the cost of support revenue will increase in absolute dollars with increases in McAfee consumer sales and increased customer support obligations related to our perpetual “plus” license arrangements.

      The amortization of purchased technology is also included as a component of the cost of net revenue. Purchased technology is a recorded as a result of business acquisitions made by us. We amortize the purchased technology intangible asset into the cost of net revenue over the estimated useful lives, usually, five to six years. We amortized $2.8 million and $0.5 million of purchased technology into cost of net revenue for the three months ended June 30, 2003 and 2002, respectively. We amortized $4.5 million and $1.3 million of purchased technology into cost of net revenue for the six months ended June 30, 2003 and 2002, respectively. The increase in amortization of $2.3 million and $3.2 million for the three and six month periods ended June 30 2003, respectively, is due to the purchases of BySupport, Traxess, Deersoft, IntruVert, Entercept and the minority interest of McAfee.com in the last half 2002.

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

      The following sets forth for the periods indicated, our operating expenses, including the effects of stock-based compensation (in thousands):

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Research and development	$45,965	$33,452	$92,395	$68,057
Marketing and sales	87,045	106,726	175,986	209,200
General and administrative	29,780	25,053	57,988	49,103
Recovery from doubtful accounts	(64)	(1,087)	(387)	(357)
Amortization of intangibles	3,721	2,050	8,732	4,100
Restructuring charge	6,826	—	22,607	1,116
In-process research and development	6,600	—	6,600	—

Total operating costs and expenses, including the effects of stock-based compensation	$179,873	$166,194	$363,921	$331,219

      The following sets forth for the periods indicated, our operating expenses, excluding the effects of stock-based compensation (in thousands):

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Research and development(1)	$45,389	$34,685	$91,077	$69,172
Marketing and sales(2)	86,887	108,038	175,572	210,337
General and administrative(3)	29,555	26,369	56,794	51,363
Recovery from doubtful accounts	(64)	(1,087)	(387)	(357)
Amortization of intangibles	3,721	2,050	8,732	4,100
Restructuring charge	6,826	—	22,607	1,116
In-process research and development	6,600	—	6,600	—

Total operating costs and expenses, excluding the effects of stock-based compensation	$178,914	$170,055	$360,995	$335,731

(1)	Excludes stock-based compensation charges (credits) of $576 and $(1,233) for the three months ended June 30, 2003 and 2002, respectively, and $1,318 and $(1,115) for the six months ended June 30, 2003 and 2002, respectively.

(2)	Excludes stock-based compensation charges (credits) of $158 and $(1,312) for the three months ended June 30, 2003 and 2002, respectively, and $414 and $(1,137) for the six months ended June 30, 2003 and 2002, respectively.

(3)	Excludes stock-based compensation charges (credits) of $225 and $(1,316) for the three months ended June 30, 2003 and 2002, respectively, and $1,194 and $(2,260) for the six months ended June 30, 2003 and 2002, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors’ fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation charges (credits) of approximately $0.6 million and $(1.2) million for the three months ended June 30, 2003 and 2002, respectively, research and development expenses increased 31% to $45.4 million from $34.7 million for the three months ended June 30, 2003 and 2002, respectively. Excluding the effects of stock-based compensation charges (credits) of approximately $1.3 million and $(1.1) million for the six months ended June 30, 2003 and 2002, respectively, research and development expenses increased 32% to $91.1 million from $69.2 million for the six months ended June 30, 2003 and 2002, respectively. The increase in research and development expenses in the three and six month periods ended June 30, 2003 over the same three and six month periods in 2002 is primarily attributable to: $4.0 million and $8.0 million, respectively, due to an increase in headcount primarily in our new Bangalore, India facility; $2.9 million and $3.8 million, respectively, in ongoing research and development costs associated with our recent acquisitions of Traxess, Deersoft, IntruVert and Entercept; and $3.0 million and $6.0 million, respectively, in increased allocated infrastructure costs, and general increases in our research and development efforts.

      As a percentage of net revenue, research and development expenses were 21% and 13% for the three months ended June 30, 2003 and 2002, respectively. Excluding stock-based compensation charges (credits), as a percentage of net revenue, research and development expenses were 21% and 13% for the three months ended June 30, 2003 and 2002, respectively. As a percentage of net revenue, research and development expenses were 21% and 13% for the six months ended June 30, 2003 and 2002, respectively. Excluding stock-based compensation charges (credits), as a percentage of net revenue, research and development expenses were 21% and 13% for the six months ended June 30, 2003 and 2002, respectively. We believe that continued investment in product and development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate research and development expenses to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation charges (credits) of $0.2 million and $(1.3) million for the three months ended June 30, 2003 and 2002, respectively, marketing and sales expenses decreased 20% to $86.9 million from $108.0 million for the three months ended June 30, 2003 and 2002, respectively. Excluding the effects of stock-based compensation charges (credits) of $0.4 million and $(1.1) million for the six months ended June 30, 2003 and 2002, respectively, marketing and sales expenses decreased 17% to $175.6 million from $210.3 million. The decrease in marketing and sales expenses in the three and six month periods ended June 30, 2003, over the same three and six month periods in 2002 is due to a reduction of 150 sales personnel. Beginning in 2003, we defer and recognize an increase in expense of $0.4 million reflecting the way we treat sales commissions expense ratably over the same period as related revenue is recognized. Previously, we expensed sales commissions as incurred.

      As a percentage of net revenue, marketing and sales expenses were 40% and 41% for the three months ended June 30, 2003 and 2002, respectively. Excluding stock-based compensation charges (credits), as a percentage of net revenue, marketing and sales expenses were 40% and 41% for the three months ended June 30, 2003 and 2002, respectively. As a percentage of net revenue, marketing and sales expenses were 40% and 40% for the six months ended June 30, 2003 and 2002, respectively. Excluding stock-based compensation charges (credits), as a percentage of net revenue, marketing and sales expenses were 40% and 41% for the six months ended June 30, 2003 and 2002, respectively. We anticipate marketing and sales expenses to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.

      General and Administrative. General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation charges (credits) of $0.2 million and $(1.3) million for the three months ended June 30, 2003 and 2002, respectively, general and administrative expenses increased 12% to $29.6 million from $26.4 million for the three months ended June 30, 2003 and 2002, respectively.

Excluding the effects of stock-based compensation charges (credits) of $1.2 million and $(2.3) million for the six months ended June 30, 2003 and 2002, respectively, general and administrative expenses increased 11% to $56.8 million from $51.4 million for the six months ended June 30, 2003 and 2002, respectively. The increase in general and administrative expenses in the three and six month periods ended June 30, 2003 over the same three and six month periods in 2002 is primarily attributable to increased spending related to information technology infrastructure reengineering, legal fees, relocation costs for certain personnel, retention bonuses and severance costs related to recent acquisitions, and expenses associated with our restatement efforts.

      As a percentage of net revenue, general and administrative expenses were 14% and 10% for the three months ended June 30, 2003 and 2002, respectively. Excluding stock-based compensation charges (credits), as a percentage of net revenue, general and administrative expenses were 14% and 10% for the three months ended June 30, 2003 and 2002, respectively. As a percentage of net revenue, general and administrative expenses were 13% and 9% for the six months ended June 30, 2003 and 2002, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses were 13% and 10% for the six months ended June 30, 2003 and 2002, respectively. We anticipate general and administrative expenses to remain flat as we continue to employ cost control measures.

      Recovery of Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectibility of receivables, net of recoveries of amounts previously written off. For the three and six months ended June 30, 2003, the changes in our doubtful accounts resulted in a net credit of approximately $0.1 million and $0.4 million, respectively, compared to a net credit of approximately $1.1 million and $0.4 million, respectively, for the three and six months ended June 30, 2002.

      Amortization of Intangibles. We recorded $3.7 million and $2.0 million of amortization related to intangibles for the three months ended June 30, 2003 and 2002, respectively and $8.7 million and $4.1 million for the six months ended June 30, 2003 and 2002, respectively. The increase in amortization expenses in the three and six month periods ended June 30, 2003 over the same three and six month periods in 2002 is primarily attributable to the acquisition of the minority interest in McAfee.com in the third quarter of 2002, the purchase of BySupport, BySecure, Deersoft and Traxess in last half of 2002 and the acquisitions of IntruVert and Entercept in the second quarter of 2003.

      Restructuring Charge. In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our newly constructed 170,000 square-foot regional headquarters facility in Plano, Texas. The new facility houses approximately 1,000 employees working in finance, legal, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses. As part of the consolidation of activities into the Plano facility, we relocated approximately 170 employees from our Santa Clara, California headquarters site. As a result of this consolidation, in March 2003 we recorded a restructuring charge of $15.8 million which consisted of a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash write off of $(1.9) million of deferred rent liability and a $15.6 million accrual for estimated lease-related costs associated with vacated facilities in Santa Clara, California. The remaining costs associated with permanently vacating the Santa Clara facilities are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facilities. The remaining costs associated with permanently vacating the facilities will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on management’s current estimates.

      During the second quarter of fiscal year 2003, we recorded a restructuring charge of $6.8 million which consisted of $6.3 million related to a headcount reduction of 210 employees and $0.6 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The affected employees were located in our domestic and international locations and were primarily in the sales, product development and customer support areas.

      The following table sets forth our restructuring accrual established in 2003 (in thousands):

	Lease	Severance
	Termination	and Other	Other
	Costs	Benefits	Costs	Total

Balance, January, 1, 2003	$—	$—	$—	$—
Additional accrual	15,734	6,309	564	22,607
Cash payments	(537)	(2,525)	(56)	(3,118)
Adjustment to liability	(65)	—	—	(65)
Accretion	175	—	—	175

Balance, June 30, 2003	$15,307	$3,784	$508	$19,599

      Our estimates of the excess facilities charge may vary significantly depending, in part, on factors, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases, that may be out of our control. Adjustments to the facilities reserve will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected.

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

      The following table sets forth our restructuring accrual established in February 2002 and the activity against the accrual during the six months ended June 30, 2002 (in thousands):

		Severance
	Other Costs	and Benefits	Total

Balance, February 2002	$190	$926	$1,116
Cash payments	(190)	(926)	(1,116)

Balance, June 30, 2002	$—	$—	$—

      In-Process Research and Development. In conjunction with the IntruVert and Entercept acquisitions, each of which occurred during the three months ended June 30, 2003, we recorded approximately $5.7 million and $0.9 million, respectively, for acquired in-process research and development. These amounts were fully expensed upon purchase.

      Interest and Other Income. Interest and other income decreased 35% to $5.0 million from $7.6 million for the three months ended June 30, 2003 and 2002, respectively, and decreased 26% to $10.6 million from $14.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is due to lower overall interest yields on cash and investments and decrease in overall cash and investment balances due to acquisitions and the repurchase of our zero coupon convertible debentures.

      Interest Expense. Interest expense decreased 74% to $2.0 million from $7.9 million for the three months ended June 30, 2003 and 2002, respectively, and decreased 67% to $5.2 million from $15.6 million for the six months ended June 30, 2003 and 2002, respectively. Interest expense decreased primarily due to the repurchases of our zero coupon convertible subordinated debentures which occurred principally in May and August 2002 and in February 2003 with aggregate face amounts at maturity of $100 million and $358 million, respectively.

      Loss on Repurchase of Zero Coupon Convertible Debentures. In the three and six months ended June 30, 2003, we recognized a $0.1 million loss and a $2.7 million loss on the repurchase of the balance of our remaining zero coupon convertible debentures. In the three and six months ended June 30, 2003, we redeemed debentures having an aggregate face amount at maturity of $0.5 million and $358.5 million, respectively, for approximately $0.2 million and $177.3 million, respectively. In the three and six months ended June 30, 2003, the aggregate accreted value of the redeemed debentures was approximately $0.1 million and $174.6 million, respectively, resulting in a $0.1 million loss and a $2.7 million loss, respectively, on repurchase. During the six months ended June 30, 2002, as a result of a limited number of private transactions, we redeemed debentures, having an aggregate face amount at maturity of $40.0 million, at a net price of $18.8 million. The aggregate accreted value of the redeemed debentures was slightly less than $18.8 million, which resulted in a $31,000 loss on repurchase.

      Gain (Loss) on Sale of Products Lines. We recognized a $0.9 million loss on disposal of furniture and equipment and a $7.4 million gain on the sale of our PGP Gauntlet business and related technology and other investments in the six months ending June 30, 2003 and 2002, respectively.

      Provision for (Benefit from) Income Taxes. Our consolidated provision for income taxes for the three months and six months ended June 30, 2003 was approximately $0.4 million and $0.6 million, respectively, reflecting an effective tax rate of rate of 10% and 12%. The effective tax rate differs from the statutory rate primarily due to the impact of research and experimentation tax credits, utilization of foreign tax credit carryovers and lower effective rates in some overseas jurisdictions. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

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

Stock-Based Compensation

      We recorded stock-based compensation charges (credits) of $1.0 million and $(3.9) million in the three months ended June 30, 2003 and 2002, respectively, and $2.9 million and $(4.5) million in the six months ended June 30, 2003 and 2002, respectively. As more fully described in note 4 to our consolidated financial statements, these charges (credits) are made up of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Exchange of McAfee.com options	$323	$—	$1,063	$—
New and existing executives	106	349	212	776
Former employees	5	—	1,126	—
Extended life of vested options of terminated employees	525	—	525	—
Repriced options	—	(4,403)	—	(5,542)
Extended vesting term of options	—	193	—	193
Shares purchased outside Employee Stock Purchase Plan and other	—	—	—	61

Total stock-based compensation	$959	$(3,861)	$2,926	$(4,512)

      Exchange of McAfee.com options. On September 13, 2002, we acquired the minority interest in McAfee.com. In exchange for each McAfee.com option, holders received options for 0.675 of a share of our common stock plus $8.00 in cash, which will be paid to the option holder only upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. Because McAfee.com was our consolidated subsidiary and these options were repriced in conjunction with the acquisition of the minority interest, these options were accounted for under the variable method of accounting, which requires that a compensation charge be remeasured at the end of every reporting period using fair market value.

      During the three and six months ended June 30, 2003, we recorded a charge of approximately $0.3 million and $1.1 million, respectively, related to exchanged options subject to variable accounting. This stock-based compensation charge, related to exchanged options subject to variable accounting, was based on our closing share price of $12.68 on June 30, 2003. As of June 30, 2003, we had approximately 1.0 million outstanding options subject to variable accounting.

      New and existing executives. On January 3, 2001, we entered into an employment agreement with George Samenuk to become our president and chief executive officer. In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. During the three and six months ended June 30, 2003, we recorded approximately $0.2 million and $0.5 million, respectively, related to stock-based compensation associated with Mr. Samenuk’s 2001 restricted stock grant.

      On January 15, 2002, our board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. During both the three months ended June 30, 2003 and 2002, we recorded approximately $0.1 million, and during the six months ended June 30, 2003 and 2002, we recorded approximately $0.2 million and $0.3 million, respectively, related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

      Former employees. In October 2002, we terminated the employment of four former McAfee.com executives. These executives held McAfee.com options, which were exchanged for options to acquire shares of our common stock. These options are subject to variable accounting as discussed above. Upon the executives’ termination, the options held by these individuals were modified in accordance with existing change in control agreements and became fully vested. After December 31, 2002, all remaining options were exercised within the first quarter of 2003. As a result, we recorded a final stock-based compensation charge of $1.1 million during the three months ended March 31, 2003.

      Extended life of vested options held by terminated employees. In March 2003, we announced that the filing of our Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999 and 1998. As a result, we suspended all exercises of stock options until the 2002 Form 10-K and all required quarterly reports on Form 10-Q are filed with the SEC, as these reports are incorporated by reference into the securities registration statements for each of the stock option plans. The period during which all stock option exercises are suspended is known as the blackout period. Due to the blackout period, we have extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, we have recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During the three and six months ended June 30, 2003, we recorded a stock-based compensation charge of approximately $0.5 million for the extension of life of vested options held by terminated employees.

      Repriced Options. During the three and six months ended June 30, 2003, we did not incur a charge related to options subject to variable plan accounting. During the three and six months ended June 30, 2002, we incurred negative charges of approximately $4.6 million and $6.5 million, respectively, related to options subject to variable plan accounting. For the three and six months ended June 30, 2003, our stock-based compensation charges related to options subject to variable plan accounting were based on a quarter-end per share price of our common stock of $12.68. For the three and six months ended June 30, 2002, our stock-based compensation charges related to options subject to variable plan accounting were based on a quarter-end per share price of our common stock of $19.27 and per share price of McAfee.com stock of $14.64. As of June 30, 2003 we had options to purchase approximately 0.8 million shares that were outstanding and subject to variable plan accounting.

      We also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. No charges were incurred for the three and six months ended June 30, 2003 and approximately $0.2 million and $1.0 million was expensed during the three and six months ended June 30, 2002, respectively.

      Extended vesting term of options. During the three months ended June 30, 2002, we recorded a one-time stock-based compensation charge of approximately $0.2 million as a result of the modification of the terms of the options previously granted to certain employees.

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

      Acquisitions. On May 14, 2003, we acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., (“IntruVert”) a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for approximately $103.4 million in cash. We acquired IntruVert to enhance our intrusion detection product line. The results of operations of IntruVert have been included in our consolidated financial statements since the date of acquisition. Under the transaction, we recorded approximately $18.2 million for developed technology, $1.9 million for acquired product rights, including revenue related order backlog and contracts, $74.0 million for goodwill (none of which is deductible for tax purposes), $9.6 million for net deferred tax liabilities and $2.2 million for tangible assets, net of liabilities. We also recorded approximately $5.7 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years. We also accrued approximately $0.3 million in duplicative site costs related to the IntruVert acquisition of which $0.3 million remains as an accrual as of June 30, 2003.

      On April 30, 2003, we acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for approximately $124.6 million in cash. We acquired Entercept to enhance our intrusion detection product line. The results of operations of Entercept have been included in our consolidated financial statements since the date of acquisition. Under the transaction, we recorded approximately $21.7 million for developed technology, $2.8 million for acquired product rights, including revenue related order backlog and contracts, $99.9 million for goodwill (none of which is deductible for tax purposes), $0.7 million for net deferred tax assets, $3.7 million for tangible assets and $6.0 million in liabilities. We also recorded approximately $0.9 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years. We also accrued approximately $2.8 million in acquisition related expenses, which included financial advisory, legal and accounting fees and duplicative sites costs, of which $2.7 million remains as an accrual as of June 30, 2003.

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

Accounting for Extraordinary Items and Discontinued Operations

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. As a result of adopting this Standard, we reclassified the loss on retirement of our convertible debt as other expense and conformed prior periods with this presentation.

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

      SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 during the fourth quarter of 2002. Restructuring charges we recorded in the three and six-month periods ended June 30, 2003 have been recognized in accordance with SFAS 146. The adoption of SFAS 146 will not impact our restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and other applicable pre-existing guidance.

Accounting for Stock-Based Compensation Charges

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We adopted the interim disclosure provisions of SFAS 148 in our financial reports beginning with the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, there was no material impact on our consolidated financial statements.

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

Accounting for Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 (or December 31, 2003 for us) for any variable interest entities or potential variable interest entities created before February 1, 2003. We are continuing to study the impact of FIN 46 on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

      At June 30, 2003, we had $331.2 million in cash and cash equivalents and $382.5 million in available-for-sale securities, for a combined total of $713.7 million.

      Net cash provided by operating activities was $92.8 million and $92.6 million in the six months ended June 30, 2003 and 2002, respectively.

      Net cash provided by operating activities in the six months ended June 30, 2003 resulted primarily from net income before non-cash charges. Non-cash charges primarily include depreciation, amortization, interest expense on convertible notes, and restructuring charges, offset by the gain on sale of assets and technology and negative stock compensation charges. Additional cash was generated from a decrease of $48.4 million in our accounts receivable balance and an increase of $24.5 million in deferred revenue, offset by a decrease of $5.6 million in accounts payable and accrued liabilities and an increase in our deferred taxes of $28.0 million during the six months ended June 30, 2003.

      Net cash provided by operating activities in the six months ended June 30, 2002 resulted primarily from net income before non-cash charges. Non-cash charges primarily include depreciation, amortization and interest expense on convertible notes, offset by the gain on sale of assets and technology and negative stock compensation charges. Additional cash was generated from a decrease of $37.5 million in our accounts receivable balance and a decrease of $2.5 million in our deferred taxes and decrease of $5.8 million in prepaid expenses and other assets. This cash increase was offset by a decrease in our accounts payable and accrued liabilities of $14.3 million and deferred revenue of $68.4 million during the six months ended June 30, 2002.

      Net cash used in investing activities was $299.7 million and $52.9 million in the six months ended June 30, 2003 and 2002, respectively. In the six months ended June 30, 2003, we acquired IntruVert and Entercept for a total of $216.0 million net of cash acquired, the activity in the portfolio of our investment in marketable securities had a net cash usage of $42.1 million, we purchased $41.1 million of property and equipment and we acquired $0.2 million of technology assets. In the six months ended June 30, 2002, the activity in the portfolio of our investment in marketable securities had a net cash usage of $30.8 million. Additional cash was used by our purchases of property and equipment of $21.3 million and purchase of technology of $0.8 million.

      Net cash provided by (used in) financing activities was $(156.8) million and $77.8 million in the six months ended June 30, 2003 and 2002, respectively. In the six months ended June 30, 2003, we repurchased Debentures with an aggregate face amount at maturity of $358.5 million for a net price of $177.3 million and we generated cash of $20.5 million through the issuance of common stock under our stock option plan and employee stock purchase plan. Net cash provided by financing activities in the six months ended June 30, 2002 consisted of $96.6 million generated from the issuance of common stock under our stock option plan and employee stock purchase plan offset by $18.8 million of cash used in the repurchase of a portion of our zero coupon debentures.

      During the six months ended June 30, 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

      We believe that our available cash and anticipated cash flows from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Convertible Debt

      On February 13, 1998, we issued zero coupon convertible subordinated debentures due 2018 (“Debentures”), which had an aggregate face amount at maturity of $885.5 million and generated net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the Debentures was $391.06 per $1,000 of principal amount at maturity. As of June 30, 2003, we have repurchased all Debentures.

      During the six months ended June 30, 2002, we repurchased Debentures, having an aggregate face amount at maturity of $40.0 million, at a price of $18.8 million, which was financed from our investment portfolio. In connection with the repurchase, we recognized a loss of approximately $31,000 calculated as the difference between the accreted value of the debt, net of unamortized issuance costs, and the cost of repurchase. In August 2002, we repurchased outstanding Debentures with an aggregate face amount of $100.0 million for approximately $47.4 million. In connection with the August 2002 repurchase, we recognized a gain of approximately $57,000. During the six months ended June 30, 2003, we repurchased Debentures which had an aggregate face amount at maturity of $358.5 million for a net price of $177.3 million. In connection with this repurchase, we recognized a loss of approximately $2.7 million.

      On August 17, 2001, we issued 5.25% convertible subordinated notes due 2006 (“Notes”) with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million (after deducting fees and expenses). The Notes mature on August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. Interest is payable semi-annually, in cash, in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, the Notes may be converted into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. At any time between August 20, 2004 and August 14, 2005, we may redeem all or a portion of the Notes for cash at a redemption price of 101.3125% of the principal amount. After August 14, 2005, the redemption price is 100.0% of the principal amount. The Notes are unsecured and are subordinated to all of our existing and future Senior Indebtedness (as defined in the related Indenture).

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

      As a result of information obtained in connection with the ongoing SEC and DOJ investigations, in March 2003, we determined to restate our consolidated financial statements for 1998 through 2000 to, among other things, reflect revenue on sales to our distributors for 1998 through 2000 on a sell through basis (which is how we reported sales to distributors since the beginning of 2001). Although we have filed these restated consolidated financial statements, the SEC and DOJ inquiries have resulted, and may continue to result in, a diversion of management’s attention and resources and may contribute to effect current and future stock price volatility.

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

Use of Cash and Securities

      Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, in the 12-month period ended June 30, 2003, we used approximately $312.0 million of cash to make various acquisitions, including approximately $216.0 million in net cash used to acquire IntruVert and Entercept. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.

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

We Face Risks Related to Our International Operations.

      For the first six months of 2003 and for 2002, 2001, and 2000, net revenue from international sales based upon product destination represented approximately 40%, 37%, 35%, and 38%, respectively, of our net revenue. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue. Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of the reorganization of our international sales forces by regions;

•	the ability to successfully localize software products for a significant number of international markets;

•	uncertainties relative to regional economic circumstances, including the continued economic weakness throughout Asia and Latin America and pricing pressures associated with weak economic conditions in these regions;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	currency fluctuations and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions; and

•	a high incidence of software piracy in some countries;

      Additionally, our sales forces are organized by geographic region. This structure may lead to sales force competition for sales to multinational customers and may reduce our ability to effectively market our products to multinational customers.

We May Incur Significant Stock-Based Compensation Charges Related to Repriced Options, Assumed McAfee.com and IntruVert Options, and Compensation Expenses Related to the Entercept Retention Payments.

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

      For the six months ended June 30, 2003, stock-based compensation charges of approximately $2.2 million were recorded for McAfee.com Options. No stock-based compensation charges were recorded for the Repriced Options. For the year ended December 31, 2002, stock-based compensation charges of approximately $16.1 million were recorded for the McAfee.com Options, and credits of approximately $5.5 million were recorded for the Repriced Options. During the remaining life of both the McAfee.com Options and Repriced Options we may record additional stock-based compensation charges or credits. We estimate that a $1 increase in our stock price at June 30, 2003 would increase our future stock compensation charge by approximately $0.5 million.

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

We Face a Number of Risks Related to Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 40% to 45% update of our net revenue in any quarter. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 35% update of net revenue in 2002 and the first six months of 2003, respectively.

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

Payment Difficulties

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $3.7 million at June 30, 2003, $6.6 million at December 31, 2002 and $8.4 million at December 31, 2001 update. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

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

We Face Risks Related to Our Strategic Alliances.

      We may not realize the desired benefits from our strategic alliances on a timely basis or at all. We face a number of risks relating to our strategic alliances, including the following:

•	Our strategic alliances are generally terminable by either party with no or minimal notice or penalties. We may expend significant time, money and resources to further strategic alliances that are thereafter terminated.

•	Business interests may diverge over time, which might result in conflict, termination or a reduction in collaboration. For example, our alliance with Internet Security Systems terminated following the announcement of our acquisition of Entercept and IntruVert.

•	Strategic alliances require significant coordination between the parties involved. To be successful, our alliances may require the integration of other companies’ products with our products, which may involve significant time and expenditure by our technical staff and the technical staff of our strategic allies.

•	Our sales and marketing force may require additional training to market products that result from our strategic alliances. The marketing of these products may require additional sales force efforts and may be more complex than the marketing of our own products.

•	The integration of products from different companies may be more difficult than we anticipate. The risk of integration difficulties, incompatible products and undetected programming errors or bugs may be higher than that normally associated with new products.

•	Our strategic alliances may involve providing professional services, which might require significant additional training of our professional services personnel and coordination between our professional services personnel and other third-party professional service personnel.

•	Due to the complex nature of our products and of those parties with whom we have strategic alliances, it may take longer then we anticipate to successfully integrate and market our respective products.

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

We Face Risks Related to Our On-Line Subscription Services Strategy.

      Customers of our on-line subscription services essentially “rent” the use of our software. For example, McAfee System Protection Solutions offers on-line subscription services to corporate customers, and our McAfee.com website is dedicated to updating, upgrading and managing PCs over the Internet for consumers and small to medium-sized businesses. This web-based model is a relatively new concept and our on-line subscription services may fail to maintain or increase market acceptance. The growth, market acceptance and ultimate profitability of our on-line subscription services is highly uncertain and subject to a number of factors, including:

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

Our Managed Service Provider Strategy Exposes Us to Risks in Addition to Those Generally Experienced with Our On-Line Subscription Services Strategy .

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

We Face Risks Related to Customer Outsourcing to System Integrators.

      Some of our customer’s have outsourced the management of their information technology departments to large system integrators. If this trend continues we face the risk that our established customer relationships could be disrupted and our products displaced by alternative system and network protection solutions offered by system integrators. Significant product displacements as a result of information technology department outsourcing could impact our revenue and have a material adverse effect on our business.

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

Our Stock Price Has Been Volatile and is Likely to Remain Volatile.

      During the 12-month period ended June 30, 2003, our stock price was highly volatile ranging from a per share high of $20.28 to a low of $8.45. On October 15, 2003, our stock’s closing price per share was $15.35. Announcements, business developments, such as a material acquisition, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price. Securities class action litigation has been instituted following previous periods of volatility.

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

Modification or Cancellation of Contracts

      Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is cancelled for convenience, which can occur if the customer’s product needs change, we may only be able to collect for products and services delivered prior to termination. If a contract is cancelled because of default, we may only be able to collect for products and services delivered, and we may be forced to pay any costs incurred by the customer for procuring alternative products and services. The U.S. government may also terminate contracts with us if we come under foreign government control or influence, require that we disclose our pricing data during the course of negotiations, ban us from doing business with any government entity; and require us to prevent access to classified data.

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

June 30, 2003

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings:

      Information with respect to this item is incorporated by reference to Note 13 of the Notes to the Condensed Consolidated Financial Statements included herein beginning on page 29 of this Report on Form 10-Q.

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

FORM 10-Q

June 30, 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

Date: October 31, 2003

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	—	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	—	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	—	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	—	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	—	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	—	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	—	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	—	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(13)
2.12	—	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(14)
3.1	—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	—	Amended and Restated Bylaws of the Registrant(22)
3.3	—	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(15)
4.1	—	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	—	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(19)
4.3	—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(18)
10.1	—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)
10.4	—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.5	—	2002 Employee Stock Purchase Plan.(11)

Exhibit
Number			Description

10	.6*	—	1997 Stock Incentive Plan, as Amended.(11)
10	.7*	—	Amended and Restated 1993 Stock Option Plan for Outside Directors.(22)
10	.8*	—	2000 Nonstatutory Stock Option Plan.(16)
10	.9*	—	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(24)
10	.10*	—	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(17)
10.11		—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(19)
10.12		—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(19)
10.13		—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(19)
10.14		—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(19)
10.15		—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(19)
10.16		—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(19)
10.17		—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.18		—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.19		—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.20		—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.21		—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.22		—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(19)
10.23		—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(19)
10.24		—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(19)
10.25		—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(19)
10.26		—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(19)
10.27		—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(19)
10.28		—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(19)
10	.29*	—	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(20)
10	.30*	—	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001.(20)
10	.31*	—	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(20)
10	.32*	—	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002.(21)
10	.33*	—	Summary of Pay for Performance Plan.(22)
12.1		—	Ratio of Earnings to Fixed Charges
31.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Description

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K/A filed with the Commission on February 28, 1995.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 3, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(12)	[Reserved]

(13)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(14)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(15)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(16)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(17)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(20)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(22)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.