Form 10-Q
period 2003-09-30
NETWORKS ASSOCIATES INC/
filed 2003-11-14
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

      As of November 13, 2003, 161,438,984 shares of the registrant’s common stock, $0.01 par value, were outstanding.

THIS DOCUMENT CONTAINS 76 PAGES.

THE EXHIBIT INDEX IS ON PAGE 74.

NETWORKS ASSOCIATES, INC.

FORM 10-Q, September 30, 2003

CONTENTS

Item
Number		Page

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets: September 30, 2003 and December 31, 2002	2
	Condensed Consolidated Statements of Operations and Comprehensive Income:
	Three and Nine months ended September 30, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56
Item 4.	Controls and Procedures	70
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	71
Item 2.	Changes in Securities	71
Item 3.	Defaults in Securities	71
Item 4.	Submission of Matters to a Vote of Security Holders	71
Item 5.	Other Information	71
Item 6.	Exhibits and Reports on Form 8-K	71
SIGNATURES		73
EXHIBIT INDEX

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$354,575	$674,226
Short-term marketable securities	96,826	133,577
Accounts receivable, net	126,246	160,159
Prepaid expenses, income taxes and other current assets	75,317	52,238
Deferred taxes	140,941	174,469

Total current assets	793,905	1,194,669
Long-term marketable securities	311,032	205,906
Restricted cash	21,034	21,211
Property and equipment, net	109,695	89,277
Deferred taxes	177,061	139,091
Intangible assets, excluding goodwill, net	118,410	93,551
Goodwill, net	450,336	273,934
Other assets	23,781	27,848

Total assets	$2,005,254	$2,045,487

LIABILITIES
Current liabilities:
Accounts payable	$34,815	$29,948
Accrued liabilities	375,037	383,458
Deferred revenue	341,334	292,277
Current portion of convertible debt	—	176,260

Total current liabilities	751,186	881,943
Deferred revenue, less current portion	55,838	36,918
Convertible debt, less current portion	352,362	356,013
Other long term liabilities	15,300	445

Total liabilities	1,174,686	1,275,319

Contingencies (Notes 13 and 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued and outstanding: 160,329,178 shares at September 30, 2003 and 157,926,732 shares at December 31, 2002	1,603	1,579
Additional paid-in capital	1,070,307	1,050,288
Deferred stock-based compensation	(916)	(5,736)
Accumulated other comprehensive income	34,475	24,158
Accumulated deficit	(274,901)	(300,121)

Total stockholders’ equity	830,568	770,168

Total liabilities and stockholders’ equity	$2,005,254	$2,045,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As Restated)		(As Restated)

	(In thousands, except per share data)
	(Unaudited)
Net revenue:
Product	$120,372	$160,079	$366,880	$468,499
Services and support	106,482	94,351	296,701	305,020

Total net revenue	226,854	254,430	663,581	773,519

Cost of net revenue:
Product	22,484	24,429	61,539	77,290
Services and support	12,016	15,172	38,248	45,370
Amortization of purchased technology	3,435	696	7,952	1,963

Total cost of net revenue	37,935	40,297	107,739	124,623

Operating costs and expenses:
Research and development(1)	46,705	37,824	138,087	105,881
Marketing and sales(2)	91,405	98,719	267,105	307,919
General and administrative(3)	37,822	35,489	97,432	82,193
Acquisition related costs not subject to capitalization	—	13,627	—	16,026
Recovery of doubtful accounts, net	(79)	(784)	(789)	(1,141)
Amortization of intangibles	3,637	2,395	12,369	6,495
Restructuring charge	257	—	22,864	1,116
In-process research and development	—	—	6,600	—

Total operating costs and expenses	179,747	187,270	543,668	518,489

Income from operations	9,172	26,863	12,174	130,407
Interest and other income	4,397	9,126	14,961	23,425
Interest expense	(1,222)	(6,990)	(6,427)	(22,579)
Gain (loss) on sale of assets and product lines	—	2,584	(867)	10,015
Gain (loss) on repurchase of zero coupon convertible debentures	—	57	(2,727)	26
Write-down of strategic and other investments	—	(198)	—	(198)

Income before provision for (benefit from) income taxes, minority interest and cumulative effect of change in accounting principle	12,347	31,442	17,114	141,096
Provision for (benefit from) income taxes	2,470	(96)	3,036	(308)

Income before minority interest and cumulative effect of change in accounting principle	9,877	31,538	14,078	141,404
Minority interest in net income (loss) of consolidated subsidiaries	—	2,586	—	(1,895)

Income before cumulative effect of change in accounting principle	9,877	34,124	14,078	139,509
Cumulative effect of change in accounting principle, net of tax	—	—	11,142	—

Net income	$9,877	$34,124	$25,220	$139,509

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(767)	46	1	(2,310)
Foreign currency translation gain (loss)	27	(378)	10,318	7,399

Comprehensive income	$9,137	$33,792	$35,539	$144,598

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.06	$0.23	$0.09	$0.95
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—

Net income per share — basic	$0.06	$0.23	$0.16	$0.95

Shares used in per share calculation — basic	160,347	149,344	160,086	147,021

Diluted income per share:
Income before cumulative effect of change in accounting principle	$0.06	$0.21	$0.08	$0.85
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—

Net income per share — diluted	$0.06	$0.21	$0.15	$0.85

Shares used in per share calculation — diluted	164,141	173,914	164,398	174,043

(1)	Includes stock-based compensation charges of $2,202 and $1,351 for the three months ended September 30, 2003 and 2002, respectively, and $3,520 and $236 for the nine months ended September 30, 2003 and 2002, respectively.

(2)	Includes stock-based compensation charges (credits) of $2,795 and $903 for the three months ended September 30, 2003 and 2002, respectively, and $3,209 and ($234) for the nine months ended September 30, 2003 and 2002, respectively.

(3)	Includes stock-based compensation charges of $839 and $9,456 for the three months ended September 30, 2003 and 2002, respectively, and $2,033 and $7,195 for the nine months ended September 30, 2003 and 2002, respectively.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2002

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income	$32,822	$133,677
Basic income per share	$0.22	$0.91
Diluted income per share	$0.21	$0.82

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$25,220	$139,509
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(11,142)	—
Depreciation and amortization	38,555	35,955
Amortization of purchased technology to cost of revenue	7,952	1,963
Non-cash restructuring charges	20,026	—
Acquired in-process research and development	6,600	—
Write-down of strategic and other investments	—	198
Recovery from doubtful accounts, net	(789)	(1,141)
Non-cash interest expense on convertible notes	2,637	9,390
(Gain) loss on sale of assets and product lines	867	(10,015)
Gain on sale of marketable securities	(1,770)	—
Loss (gain) on repurchase of zero coupon convertible debentures	2,727	(26)
Minority interest	—	1,895
Deferred taxes	(12,858)	(30,663)
Stock-based compensation charges	8,762	7,197
Change in fair value of derivative, net	(3,775)	801
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	43,972	24,712
Prepaid expenses, income taxes and other	743	16,091
Accounts payable and accrued liabilities	(25,776)	23,044
Deferred revenue	54,990	(79,279)

Net cash provided by operating activities	156,941	139,631

Cash flows from investing activities:
Purchase of marketable securities	(898,990)	(459,080)
Proceeds from sale and maturities of marketable securities	832,386	453,041
(Increase) decrease in restricted cash	177	(20,229)
Sale of Secure Computing shares and collar	—	5,105
Sales of assets and product lines	—	2,050
Purchase of technology	(178)	(11,557)
Purchase of property and equipment	(50,188)	(40,444)
Purchase of minority interest in McAfee.com	—	(81,407)
Purchase of IntruVert, net of cash acquired	(92,477)	—
Purchase of Entercept, net of cash acquired	(124,712)	—

Net cash used in investing activities	(333,982)	(152,521)

Cash flows from financing activities:
Proceeds from issuance of stocks from option plan and stock purchase plans	20,506	100,759
Repurchase of zero coupon convertible debentures	(177,289)	(66,175)

Net cash provided by (used in) financing activities	(156,783)	34,584

Effect of exchange rate fluctuations	14,173	(574)

Net increase (decrease) in cash and cash equivalents	(319,651)	21,120
Cash and cash equivalents at beginning of period	674,226	612,832

Cash and cash equivalents at end of period	$354,575	$633,952

Non cash investing activities:
Unrealized loss on marketable securities	$1	$2,310

Fair value of assets acquired in business combinations	$238,545	$—

Liabilities assumed in business combinations	$29,147	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

      On March 26, 2003, the Company announced that, as a result of information obtained in connection with ongoing Securities and Exchange Commission (“SEC”) and Department of Justice investigations into its previously issued consolidated financial statements, it would restate its 2000, 1999 and 1998 financial results to reflect sales to distributors and resellers on a sell-through basis, which is how the Company has recognized revenue from sale to distributors and resellers since the beginning of 2001. In the course of preparing the 2000, 1999 and 1998 consolidated financial statements to properly reflect sales to distributors and resellers on the sell-through basis, the Company identified other items and errors for which accounting adjustments were necessary. As a result of the restatement, the Company delayed the filing of its 2002 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ending March 31, 2003 and June 30, 2003, all of which were filed with the SEC on October 31, 2003.

      In December 2002, the Company filed an amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 in connection with an earlier restatement of its financial results. This previously filed financial information for this quarter is referenced herein “as reported.” All restated information for this quarter of 2002 in this Form 10-Q is referenced herein “as restated.”

      Set forth below is selected Company consolidated financial data for the three and nine months ended September 30, 2002 on a restated and previously reported basis and a description of the significant adjustments impacting the financial results for the period. The restatement relates primarily to the Company’s change to the sell-through method to properly reflect the recognition of revenue on these sales for years prior to 2001 and the deferral of revenue in connection with certain multi-element licensing arrangements in 1998 through 2000. These adjustments also include additional revenue amounts recognized as a result of the proper application of the revenue recognition principles under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), to correct errors in the application of these principles during 1998 through 2000. In the three months ended September 30, 2002 the effect of the restatement adjustments is to increase net revenues by $22.2 million and reduce expenses by $2.8 million, including income taxes, over amounts previously reported in the three months ended September 30, 2002. In the nine months ended September 30, 2002, the effect of the restatement adjustments is to increase net revenues by $87.7 million and reduce expenses by $5.8 million, including income taxes, over amounts previously reported for the nine months ended September 30, 2002. The restatement adjustment on the consolidated balance sheet relate primarily to purchase accounting adjustments. A more detailed description of the adjustments and reconciliation is set forth in Note 3 to the consolidated financial statements included in the Company’s 2002 Form 10-K filed with the SEC.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth selected consolidated financial data for the Company, showing previously reported and restated amounts, as of September 30, 2002:

Condensed Consolidated Balance Sheet

	September 30, 2002

	As Previously
	Reported	As Restated	Difference

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$633,952	$633,952	$—
Short-term marketable securities	180,920	180,920	—
Accounts receivable, net	114,727	114,706	(21)
Prepaid expenses, income taxes and other current assets	44,451	45,569	1,118
Deferred taxes	148,694	169,015	20,321

Total current assets	1,122,744	1,144,162	21,418
Long-term marketable securities	163,869	163,869	—
Restricted cash	20,229	20,229	—
Property and equipment, net	79,084	79,084	—
Deferred taxes	90,039	108,662	18,623
Intangible assets, excluding goodwill, net	89,608	89,608	—
Goodwill, net	302,523	272,681	(29,842)
Other assets	25,181	25,181	—

Total assets	$1,893,277	$1,903,476	$10,199

LIABILITIES
Current liabilities:
Accounts payable	$22,474	$22,474	—
Accrued liabilities	357,818	340,622	(17,196)
Deferred revenue	253,923	271,972	18,049
Current portion of convertible debt	174,203	174,203	—

Total current liabilities	808,418	809,271	853
Deferred revenue, less current portion	28,548	29,538	990
Convertible debt, less current portion	356,266	356,266	—
Other long term liabilities	434	434	—

Total liabilities	1,193,666	1,195,509	1,843

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	1,564	1,564	—
Additional paid-in capital	975,763	984,522	8,759
Deferred compensation	(7,721)	(7,721)	—
Cumulative other comprehensive income (loss)	(25,256)	18,522	43,778
Accumulated deficit	(244,739)	(288,920)	(44,181)

Total stockholders’ equity	699,611	707,967	8,356

Total liabilities, minority interest and stockholders’ equity	$1,893,277	$1,903,476	$10,199

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Operations

for the Three and Nine Months Ended September 30, 2002

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002

	As Previously			As Previously
	Reported	As Restated	Difference	Reported	As Restated	Difference

	(In thousands, except per share data)
	(Unaudited)
Net revenue:
Product	$152,523	$160,079	$7,556	$441,373	$468,499	$27,126
Services and support	79,667	94,351	14,684	244,488	305,020	60,532

Total net revenue	232,190	254,430	22,240	685,861	773,519	87,658

Cost of net revenue:
Product	23,541	24,429	888	73,764	77,290	3,526
Services and support	15,172	15,172	—	45,370	45,370	—
Amortization of purchased technology	696	696	—	1,963	1,963	—

Total cost of net revenue	39,409	40,297	888	121,097	124,623	3,526

Operating costs and expenses:
Research and development	37,824	37,824	—	105,881	105,881	—
Marketing and sales	98,719	98,719	—	307,919	307,919	—
General and administrative	35,489	35,489	—	83,559	82,193	(1,366)
Acquisition related costs not subject to capitalization	13,627	13,627	—	16,026	16,026	—
Recovery of doubtful accounts, net	(784)	(784)	—	(1,141)	(1,141)	—
Amortization of intangibles	2,395	2,395	—	6,495	6,495	—
Restructuring charge	—	—	—	1,116	1,116	—

Total operating costs and expenses	187,270	187,270	—	519,855	518,489	(1,366)

Income from operations	5,511	26,863	21,352	44,909	130,407	85,498
Interest and other income	9,126	9,126	—	23,425	23,425	—
Interest expense	(6,990)	(6,990)	—	(22,579)	(22,579)	—
Gain on sale of assets and product lines	2,584	2,584	—	9,301	10,015	714
Gain on repurchase of debt	57	57	—	26	26	—
Write-down of strategic and other investments	(198)	(198)	—	(198)	(198)	—

Income before (benefit from) provision for income taxes and minority interest	10,090	31,442	21,352	54,884	141,096	86,212
Provision for (benefit from) income taxes	3,121	(96)	(3,217)	7,766	(308)	(8,074)

Income before minority interest	6,969	31,538	24,569	47,118	141,404	94,286
Minority interest in loss of consolidated subsidiaries	2,121	2,586	465	(1,075)	(1,895)	(820)

Net income	$9,090	$34,124	$25,034	$46,043	$139,509	$93,466

Other comprehensive income (loss):
Unrealized gain (loss) on investments	$46	$46	$—	$(2,310)	$(2,310)	$—
Foreign currency translation loss	(378)	(378)	—	7,399	7,399	—

Comprehensive income	$8,758	$33,792	$25,034	$51,132	$144,598	$93,466

Basic net income per share:
Net income per share — basic	$0.06	$0.23	$0.17	$0.31	$0.95	$0.64

Shares used in per share calculation — basic	149,344	149,344	—	147,021	147,021	—

Diluted net income per share:
Net income per share — diluted	$0.06	$0.21	$0.15	$0.30	$0.85	$0.55

Shares used in per share calculation — diluted	154,822	173,914	19,092	154,952	174,043	19,092

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement to Sell-through Basis of Revenue Recognition

      The Company sells certain of its products through distributors and other resellers. Since January 1, 2001, the Company has reported revenue from sales to distributors and resellers on a sell-through basis. Adjustments required under the change to a sell-through revenue recognition policy to correctly report revenue from these sales to distributors and resellers had the effect of deferring revenue from 1998 through 2000 and increasing revenues in later periods, including a $5.6 million and $22.0 million related increase in net revenue in the three and nine months ended September 30, 2002.

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

      Overall adjustments to multi-element revenue arrangements resulted in the same amount of revenue recognized in total cumulatively over all periods affected, except for the effect of foreign currency adjustments. However, as there was a significant increase in deferred revenue in 1998 through 2000, service and support

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue will be increased in subsequent periods. Multi-element revenue deferrals from 1998 through 2000 resulted in $15.6 million and $60.0 million additional revenue during the three and nine months ended September 30, 2002.

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

Stock-based Compensation Charge

      The Company determined that stock-based compensation charges of $1.4 million originally recorded in the first quarter of 2002, when the transactions were discovered, should have been recorded in 2000, when the transactions occurred, and stock-based compensation has been decreased by that amount in 2002.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2003, results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002 have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

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

	Nine Months Ended
	September 30,

	2003	2002

Risk free interest rate	3.37%	5.02%
Expected life	4 years	4 years
Volatility	93.48%	99.58%
Dividend yield	None	None

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to all of its stock-based compensation plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$9,877	$34,124	$25,220	$139,509
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	15,010	14,990	47,809	45,427
Add back: Stock-based compensation expense, net of tax; included in reported net income	3,500	7,027	5,256	4,319

Pro forma net income (loss)	$(1,633)	$26,161	$(17,333)	$98,398

Net income (loss) per share:
Basic — as reported	$0.06	$0.23	$0.16	$0.95

Basic — pro forma	$(0.01)	$0.18	$(0.11)	$0.67

Diluted — as reported	$0.06	$0.21	$0.15	$0.85

Diluted — pro forma	$(0.01)	$0.17	$(0.11)	$0.62

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

      As required by accounting principles generally accepted in the United States of America, the cumulative effect of the change in accounting principle effective January 1, 2003 resulted in a one-time credit of $13.9 million ($11.1 million after tax). The following table illustrates the three and nine months ended September 30, 2002 after considering the commission accounting change and presents the 2002 results for comparison to the current periods:

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

	Before	After	Before	After
	Commission	Commission	Commission	Commission
	Change	Change	Change	Change

Operating expenses	$187,270	$189,441	$518,489	$528,209

Income before cumulative effect of change in accounting principle	$34,124	$32,822	$139,509	$133,677

Per common share — basic	$0.23	$0.22	$0.95	$0.91

Per common share — diluted	$0.21	$0.21	$0.85	$0.82

Net income	$34,124	$32,822	$139,509	$129,789

Per common share — basic	$0.23	$0.22	$0.95	$0.91

Per common share — diluted	$0.21	$0.21	$0.85	$0.82

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003

	Before	After	Before	After
	Commission	Commission	Commission	Commission
	Change	Change	Change	Change

Operating expenses	$181,144	$179,747	$545,994	$543,668

Income before cumulative effect of change in accounting principle	$9,039	$9,877	$12,682	$14,078

Per common share — basic	$0.06	$0.06	$0.08	$0.09

Per common share — diluted	$0.06	$0.06	$0.08	$0.08

Net income	$9,039	$9,877	$12,682	$25,220

Per common share — basic	$0.06	$0.06	$0.08	$0.16

Per common share — diluted	$0.06	$0.06	$0.08	$0.15

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

      SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 during the fourth quarter of 2002. Restructuring charges recorded by the Company in the three and nine month periods ended September 30, 2003 have been recognized in accordance with SFAS 146. The adoption of SFAS 146 will not impact the Company’s restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and other applicable pre-existing guidance.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation Charges

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the interim disclosure provisions of SFAS 148 in its financial reports for the three and nine months ended September 30, 2003. As the adoption of this standard involves disclosures only, there was no material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“SFAS 150”). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) as defined in SFAS 150. On November 5, 2003, the FASB announced that the classification and measurement provisions in paragraphs 9, 10, and 22 of FAS 150 were being deferred for an indefinite period for certain mandatorily redeemable non-controlling interests (“MRNI”) associated with finite-lived subsidiaries. The instruments covered by this deferral would be redeemable only upon the liquidation or termination of the finite-lived subsidiary and would apply to both existing and future arrangements. For SEC registrants, the disclosure provisions of SFAS 150 are expected to apply without any deferral. Therefore, companies will be expected to disclose the amount that would be paid if the settlement were to occur at the reporting date for the MRNI described above.

      The Company has adopted the required provisions of SFAS 150 which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows based on the types of financial instruments the Company currently has issued. The Company is assessing the impact of the deferred classification and measurement provisions of SFAS 150.

Accounting for Multiple Deliverable Revenue Arrangements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangement” (“EIT 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).” The Company has adopted the provisions of EITF 00-21 for transactions to which SOP 97-2 does not apply, such as sales of hardware without software and hosted applications. The adoption of EITF 00-21 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Retroactive Insurance Contracts

      In May 2003, the EITF reached a consensus on Issue No. 03-03, “Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises to Claims-Made Insurance Policies” (“EITF 03-03”). The consensus requires the insured company to determine if their claims-made policy is retroactive, prospective, or both and account for the policy accordingly. A policy has a retroactive provision if it covers a specific known claim(s) that was reportable before the policy’s effective date. The continued applicability of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” (“FIN 39”) to the recording of liabilities and the related insurance recoverables is also addressed. Since FIN 39 does not allow for offsetting the insurance liability with the recoverable, regardless of whether the company is recording the insurance policy as prospective or retroactive, there will likely be a balance sheet gross-up for all covered losses. EITF 03-03 is applicable to all claims-made insurance arrangements entered into beginning in a company’s next reporting period following ratification which is June 30, 2003 for the Company. The has adopted the provisions of EITF 03-03 which did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

      The Company has recorded stock-based compensation charges of $5.8 million and $11.7 million in the three months ended September 30, 2003 and 2002, respectively, and $8.8 million and $7.2 million in the nine months ended September 30, 2003 and 2002, respectively. Stock-based compensation charges are comprised of the following for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Exchange of McAfee.com options	$1,215	$11,239	$2,278	$11,239
New and existing executives	106	349	318	1,125
Former employees	—	122	1,126	122
Extended life of vested options of terminated employees	1,516	—	2,041	—
Repriced options	—	—	—	(5,542)
Extended vesting term of options	—	—	—	193
Extended period of Employee Stock Purchase Plan	2,999	—	2,999	—
Shares purchased outside Employee Stock Purchase Plan	—	—	—	60

Total stock-based compensation	$5,836	$11,710	$8,762	$7,197

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

      During the three and nine months ended September 30, 2003, the Company recorded a charge of approximately $1.2 million and $2.3 million, respectively, and during the three and nine months ended September 30, 2002, the Company recorded a charge of approximately $11.2 million related to exchanged

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options subject to variable accounting. This stock-based compensation charge, related to exchanged options subject to variable accounting, was based on the Company’s closing share price of $13.76 and $10.63 on September 30, 2003 and 2002, respectively. As of September 30, 2003, the Company had approximately 1.0 million outstanding exchanged options subject to variable accounting.

      New and existing executives. On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become its president and chief executive officer. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. Stock-based compensation associated with Mr. Samenuk’s 2001 restricted stock grant was valued at approximately $2.0 million and was amortized over 24 months beginning January 2001 through December 2002. Approximately $0.2 million and $0.7 million was expensed during the three and nine months ended September 30, 2002, respectively, related to stock-based compensation associated with Mr. Samenuk’s 2001 restricted stock grant.

      On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk, its chairman and chief executive officer. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on January 15, 2002. During the three months ended September 30, 2003 and 2002, the Company recorded approximately $0.1 million, and during the nine months ended September 30, 2003 and 2002, the Company recorded approximately $0.3 million and $0.4 million, respectively, related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

      Former employees. In July 2002, one of the Company’s employees became a non-employee, but continued to provide services to the Company. As he was allowed to continue to hold his vested employee options beyond the normal exercise period after termination and to continue to vest his options, the Company recorded a stock-based compensation charge corresponding to the fair value of his vested options. The unvested options have been and will be remeasured periodically using the Black Scholes option valuation model and recognized over the remaining vesting period using the accelerated method of amortization discussed in FIN 28. Stock-based compensation of approximately $35,000 was expensed during the nine months ended September 30, 2003 and approximately $0.1 million was expensed during the three and nine months ended September 30, 2002.

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

      Extended life of vested options held by terminated employees. In March 2003, the Company announced that the filing of its Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999 and 1998. As a result, effective April 9, 2003, the Company suspended all exercises of stock options until the 2002 Form 10-K and all required quarterly reports on Form 10-Q were filed with the SEC, as these reports are incorporated by reference into the securities registration statements for each of the stock option plans. The period during which all stock option exercises are suspended is known as the blackout period. Due to the blackout period, the Company has extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, the Company has recorded a stock-based compensation charge on the date the options

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

should have terminated based on the intrinsic value of the option on the modification date and the option price. During the three and nine months ended September 30, 2003, the Company recorded a stock-based compensation charge of approximately $1.5 million and $2.0 million, respectively, for the extension of life of vested options held by terminated employees.

      Repriced Options. During the three and nine months ended September 30, 2003, the Company did not incur a charge related to options subject to variable plan accounting. During the nine months ended September 30, 2002, stock-based compensation was reduced by approximately $6.5 million related to options subject to variable plan accounting. For the three and nine months ended September 30, 2003, the Company’s stock-based compensation charge calculation related to options subject to variable plan accounting were based on quarter-end per share price of the Company’s stock of $13.76. For the three and nine months ended September 30, 2002, the Company’s stock-based compensation charge calculation related to options subject to variable plan accounting were based on quarter-end per share price of $10.63. As of September 30, 2003 the Company had options to purchase approximately 0.8 million shares, which were outstanding and subject to variable plan accounting.

      Extended vesting term of options. During the three months ended June 30, 2002, the Company recorded a one-time stock-based compensation charge of approximately $0.2 million as a result of the modification of the terms of the options previously granted to certain employees.

      The Company also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. No charges were incurred for the three and nine months ended September 30, 2003 and approximately $1.0 million was expensed during the nine months ended September 30, 2002.

      Extended period of Employee Stock Purchase Plan. In March 2003, the Company announced that the filing of its Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999 and 1998. As a result, effective April 9, 2003, the Company suspended all stock purchases until the 2002 Form 10-K and all required quarterly reports on Form 10-Q are filed with the SEC, as these reports are incorporated by reference into the securities registration statements for the 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”). The period during which all stock purchases are suspended is known as the blackout period. Due to the blackout period, the Company has extended the purchase period of the 2002 Purchase Plan that would otherwise had been purchased on July 31, 2003. Accordingly, the Company has recorded a stock-based compensation charge at the period ended September 30, 2003 and will continue to record a charge until the shares are purchased under the 2002 Purchase Plan. During the three and nine months ended September 30, 2003, the Company recorded a stock-based compensation charge of approximately $3.0 million for the extended period of the 2002 Purchase Plan.

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

      On May 14, 2003, the Company acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., (“IntruVert”) a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $103.4 million in cash. The Company

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired IntruVert to enhance its intrusion detection product line. The results of operations of IntruVert have been included in these consolidated financial statements since the date of acquisition. Under the transaction, the Company recorded approximately $18.2 million for developed technology, $1.9 million for acquired product rights, including revenue related order backlog and contracts, $74.1 million for goodwill (none of which is deductible for tax purposes), $11.0 million for cash, $9.6 million for net deferred tax liabilities and $2.2 million for tangible assets, net of liabilities. The Company also recorded approximately $5.7 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years or a weighted average period of 4.5 years. The Company also accrued approximately $0.3 million in duplicative site costs related to the IntruVert acquisition of which $0.1 million remains as an accrual as of September 30, 2003.

      As part of the IntruVert acquisition, the Company cancelled all outstanding IntruVert restricted stock and outstanding stock options and agreed to make cash payments to former IntruVert employees contingent upon their continued employment with the Company based on the same vesting terms of their restricted stock or stock option agreements. The payments to former IntruVert employees are recorded ratably over the vesting period as salary expense as the employees are currently providing services to the Company. Payments under the restricted stock plan are paid monthly from an escrow account and will total approximately $3.0 million from the purchase date through the fourth quarter of 2006. Payments under the stock option plan are being paid monthly through the Company’s payroll and will total approximately $4.1 million from the purchase date through the second quarter of 2007. Cash payments that were fully vested at the date of the acquisition were included in the purchase price. If a former IntruVert employee ceases employment with the Company, unvested payment amounts will be returned to the Company.

      On April 30, 2003, the Company acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $125.7 million in cash. The Company acquired Entercept to enhance its intrusion detection product line. The results of operations of Entercept have been included in these consolidated financial statements since the date of acquisition. Under the transaction, the Company recorded approximately $21.7 million for developed technology, $2.8 million for acquired product rights, including revenue related order backlog and contracts, $101.0 million for goodwill (none of which is deductible for tax purposes), $0.7 million for net deferred tax assets, $3.7 million for tangible assets, $1.0 million for cash and $6.0 million in liabilities. The Company also recorded approximately $0.9 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to six years or a weighted average period of 5.6 years. The Company also accrued approximately $2.8 million in duplicative sites costs related to acquired facilities to be exited, of which $2.6 million remains as an accrual as of September 30, 2003.

      As part of the Entercept acquisition, the Company assumed all outstanding unvested Entercept cash bonus units and agreed to make specified per unit cash payments to former Entercept employees contingent upon their continued employment with the Company for one year based on the vesting terms of such units, generally one year. The payments to former Entercept employees are expensed monthly as salary expense as the employees are currently providing services to the Company. Total payments subject to remaining vesting are estimated to be $2.4 million. Amounts to be paid under the cash bonus plan are held in escrow and will be paid generally at the end of one year from the Entercept purchase date. Employees that are no longer with the Company at the payment date will not receive any payment, and any forfeited payments will be allocated to Entercept stockholders.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has obtained preliminary independent appraisals of the fair values of the acquired equipment, identified intangible assets and their remaining useful lives. The Company is also completing the review and determination of the fair values of the other assets and liabilities assumed. Accordingly, the allocations of the purchase price are subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values. A summary of the assets acquired and liabilities assumed in the acquisitions follows:

			Total Assets
	IntruVert	Entercept Security	Acquired and
	Networks, Inc.	Technologies, Inc.	Liabilities Assumed

	(In thousands)
Deferred tax assets	$436	$10,560	$10,996
Technology	18,200	21,700	39,900
Other intangible assets	1,900	2,800	4,700
Cash	10,986	1,028	12,014
Goodwill	74,133	101,036	175,169
Other assets	5,321	3,650	8,971

Total assets acquired	110,976	140,774	251,750
Current liabilities	3,151	6,028	9,179
Deferred tax liabilities	10,062	9,906	19,968

Total liabilities assumed	13,213	15,934	29,147

Net assets acquired	$97,763	$124,840	$222,603

In-process research and development (expensed)	$5,700	$900	$6,600

Total acquisition cost	$103,463	$125,740	$229,203

      The following unaudited pro forma financial information presents the combined results of the Company, IntruVert and Entercept as if the acquisitions had occurred on January 1, 2002, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue	$226,854	$257,567	$667,198	$779,776

Net income	$10,718	$25,889	$17,196	$107,451

Basic net income per share	$0.07	$0.17	$0.11	$0.73

Shares used in per share calculation — basic	160,347	149,344	160,086	147,021

Diluted net income per share	$0.07	$0.17	$0.11	$0.67

Shares used in per share calculation — diluted	164,141	173,914	164,398	174,043

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

      The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

      The following unaudited pro forma financial information presents the combined results of the Company and McAfee.com as if the acquisition had occurred on January 1, 2002, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2002	2002

Net revenue	$254,430	$773,519

Net income	$43,530	$152,406

Basic net income per share	$0.28	$0.98

Shares used in per share calculation — basic	156,026	154,781

Diluted net income per share	$0.26	$0.88

Shares used in per share calculation — diluted	182,447	183,973

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The above pro forma financial information includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by McAfee.com related to the exchange offer for all McAfee.com outstanding publicly held shares. The expenses incurred by McAfee.com amounted to $3.0 million in the nine months ended September 30, 2002. The pro forma information is based on various assumptions and estimates.

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

      On October 9, 2001, the Board of Directors of the Company approved a plan to integrate the activities of the Company’s PGP product group into its other product groups. In addition to the integration plan, the Company began to look for a buyer for the PGP desktop encryption and Gauntlet firewall product lines. On February 13, 2002, the Company announced the sale of Gauntlet firewall/ VPN product lines to Secure Computing. As a result of the transaction, the Company received common shares of Secure Computing in exchange for the Gauntlet assets. The Company recorded a gain on sale of net assets of $6.7 million. On August 19, 2002, the Company announced the sale of PGP desktop encryption to PGP Corporation, a new venture funded company, for $2.0 million in cash and assumption of net liabilities of $1.1 million. As a result of the transaction, the Company recorded a gain on sale of product lines of $2.6 million in the third quarter of 2002.

      In March 2002, the Company purchased a one-year collar consisting of 300,354 purchased put options with a strike price of $17.31 and the same number of written call options with a strike price of $22.04. Underlying both the put and call options are the Secure Computing shares. The Company designated the purchased collar as a fair value hedge of the Secure Computing available-for-sale securities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” At the inception of the hedge, the Company assessed that the collar is highly effective based upon expected changes in the collar’s intrinsic value. On an ongoing basis, changes in the fair value of Secure Computing shares within the collar’s range of $17.31 and $22.04 are recorded as part of accumulated other comprehensive income within stockholders’ equity. Changes in the fair value of Secure Computing’s shares outside of the collar range of $17.31 and $22.04 are recorded immediately in earnings. Changes in the fair value of the collar are measured using an option pricing model and are also recorded immediately in earnings. During the nine months ended September 30, 2002, the Company recognized a loss of $0.2 million in the earnings relating to the change in fair value of the collar, net of changes of fair value of the Secure Computing shares outside of the collar range. In July 2002, the Company sold its shares in Secure Computing, closed its collar and recorded a net gain of $0.3 million.

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

      Goodwill (net) information is as follows (in thousands):

	January 1,	Goodwill		Effects of Foreign	September 30,
	2003	Acquired	Adjustments	Currency Exchange	2003

United States	$227,395	$175,313	$—	$—	$402,708
EMEA	25,424	—	—	1,089	26,513
Japan	12,071	—	—	—	12,071
Canada	4,727	—	—	—	4,727
Asia-Pacific (excluding Japan)	2,301	—	—	—	2,301
Latin America	2,016	—	—	—	2,016

Total	$273,934	$175,313	$—	$1,089	$450,336

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
		Amortization			Amortization
	Gross	(Including Effects	Net	Gross	(Including Effects	Net
	Carrying	of Foreign Currency	Carrying	Carrying	of Foreign Currency	Carrying
	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	$110,706	$(55,610)	$55,096	$69,286	$(45,995)	$23,291
Trademarks, patents and other intangibles	109,188	(45,874)	63,314	104,540	(34,280)	70,260

	$219,894	$(101,484)	$118,410	$173,826	$(80,275)	$93,551

      The aggregate amortization expenses for the intangible assets listed above totaled $7.1 million and $3.1 million for the three months ended September 30, 2003 and 2002, respectively, and $20.3 million and $8.5 million for the nine months ended September 30, 2003 and 2002, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2003	$7,522
2004	27,495
2005	24,536
2006	21,667
2007	18,615
Thereafter	18,575

$118,410

8.	Restructuring

      In January 2003, as part of a restructuring effort to gain operational efficiencies, the Company consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into its newly

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

constructed 170,000 square-foot regional headquarters facility in Plano, Texas. The new facility houses approximately 1,000 employees working in finance, legal, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses. As part of the consolidation of activities into the Plano facility, the Company relocated approximately 170 employees from its Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, the Company recorded a restructuring charge of $15.8 million which consisted of a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment; non-cash write off of $(1.9) million deferred rent liability; and a $15.6 million accrual for estimated lease related costs associated with vacated facilities in Santa Clara, California. The remaining costs associated with permanently vacating the Santa Clara facilities are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facilities. The remaining costs associated with permanently vacating the facilities will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on management’s current estimates. Amounts to be paid, relative to the restructuring accrual, within 12 months ($1.9 million) have been included in accrued liabilities, while amounts to be paid beyond 12 months ($12.7 million) have been included in other long term liabilities in these condensed consolidated financial statements.

      During the second quarter and third quarter of 2003, the Company recorded a restructuring charge of $6.8 million and $0.3 million, respectively, which consisted of $6.6 million related to a headcount reduction of 210 employees and $0.6 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The employees were located in the Company’s domestic and international locations and were primarily in the sales, product development and customer support areas.

      The following table sets forth the Company’s restructuring accrual established in 2003 (in thousands):

		Severance
	Lease	and
	Termination	Other	Other
	Costs	Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Additional accrual	15,734	6,692	739	23,165
Cash payments	(1,189)	(5,172)	(328)	(6,689)
Adjustment to liability	(174)	(126)	—	(300)
Accretion of interest	313	—	—	313

Balance, September 30, 2003	$14,684	$1,394	$411	$16,489

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

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the Company’s restructuring accrual established in February 2002 and the activity against the accrual during the six months ended June 30, 2002 (in thousands):

	Other	Severance
	Costs	and Benefits	Total

Balance, February 2002	$190	$926	$1,116
Cash payments	(190)	(926)	(1,116)

Balance, June 30, 2002	$—	$—	$—

9.	Convertible Debt

      Convertible debt comprises the following amounts (in thousands):

	September 30,	December 31,
	2003	2002

Zero Coupon Convertible Subordinated Debentures due 2018
Face Value	$—	$358,500
Unamortized Discount	—	(182,240)

	—	176,260

5.25% Convertible Subordinated Notes due 2006
Face Value (net of accumulated fair value adjustment of $7,362 and $11,012 at September 30, 2003 and December 31, 2002, respectively)	352,362	356,013

Total convertible debt	$352,362	$532,273

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

      The remainder of the outstanding Debentures, with an aggregate face amount at maturity of $358.5 million became redeemable for cash at the option of the holders of the Debentures beginning on February 13, 2003, at which time the Company repurchased Debentures which had an aggregate face amount at maturity of $358.0 million and an accreted carrying value of $177.2 million at February 13, 2003 for a net price of $177.1 million. On June 9, 2003, the Company repurchased the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million. In connection with these repurchases, the Company recognized a loss of approximately $2.6 million and $0.1 million, respectively, calculated as the difference between the accreted value of the debt, net of unamortized issuance costs, and the cost of repurchase.

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

      At the option of the holder, Notes may be converted into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes may also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related indenture). At any time between August 20, 2004 and August 14, 2005, the Company may redeem all or a portion of the Notes for cash at a redemption price of 101.3125% of the principal amount. After August 14, 2005, the redemption price is 100.0% of the principal amount. The Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the related indenture). In July 2002, the Company entered into an interest rate swap transaction with two investment banks, which under US GAAP, required that the convertible notes be carried at fair value.

10.	Interest Rate Swap Transaction

      In July 2002, the Company entered into interest rate swap transactions (“Transactions”) with two investment banks (“Banks”) to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Notes due 2006 (“Notes”). The notional amount of the Transactions was $345.0 million to match the entire principal amount of the Notes. The Company will receive from the Banks fixed payments equal to 5.25% of the notional amount, payable on February 15 and August 15 starting on August 15, 2002. In exchange, the Company will pay to the Banks floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months beginning August 15, 2002. The LIBOR was 1.13% at September 30, 2003.

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

      The Transactions qualified as, and were designated as, a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. To test the effectiveness of the hedge, regression analysis is performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes are calculated as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For the three and nine months ended September 30, 2003, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

      Under the fair value model, the derivative is recognized at fair value on the consolidated balance sheet with an offsetting entry to the statement of operations. In addition, changes in the fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the statement of operations.

      The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest expense in these condensed consolidated financial statements. The net gain recorded for the three and nine months ended September 30, 2003, was $1.7 million and

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.8 million, respectively. The net expense recorded for the three and nine months ended September 30, 2002 was $0.8 million.

      In support of the Company’s obligations under the Transactions, the Company is required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of collateral is included in restricted cash on the condensed consolidated balance sheet.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Net Income Per Share

      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Numerator — Basic
Income before cumulative effect of change in accounting principle	$9,877	$34,124	$14,078	$139,509
Cumulative effect of change in accounting principle, net of tax	—	—	11,142	—

Net income, adjusted	$9,877	$34,124	$25,220	$139,509

Numerator — Diluted
Income before cumulative effect of change in accounting principle	$9,877	$34,124	$14,078	$139,509
Cumulative effect of change in accounting principle, net of tax	—	—	11,142	—
Interest on convertible debentures(1)	—	3,014	—	9,028

Net income, adjusted	$9,877	$37,138	$25,220	$148,537

Denominator — Basic
Weighted average shares of common stock outstanding	160,347	149,544	160,086	147,221
Less: weighted average shares of common stock subject to repurchase	—	(200)	—	(200)

Basic weighted average common shares outstanding	160,347	149,344	160,086	147,021

Denominator — Diluted
Basic weighted average common shares outstanding	160,347	149,544	160,086	147,221
Effective of dilutive securities:
Convertible debentures(1)	—	19,092	—	19,092
Common stock options and shares subject to repurchase	3,634	5,118	4,147	7,544
Warrants	160	160	165	186

Diluted weighted average shares	164,141	173,914	164,398	174,043

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.06	$0.23	$0.09	$0.95
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—

Net income per share — Basic	$0.06	$0.23	$0.16	$0.95

Diluted net income per share:
Income before cumulative effect of change in accounting principle change	$0.06	$0.21	$0.08	$0.85
Cumulative effect of change in accounting principle, net of tax	—	—	0.07	—

Net income per share — Diluted	$0.06	$0.21	$0.15	$0.85

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Diluted net income per share excludes the effects of shares which will be issued in the event of conversion of the Company’s outstanding convertible debt. The total number of shares excluded from the calculation related to as-if converted shares which have an antidilutive effect was 19.1 million for the three and nine months ended September 30, 2003 and 3.1 million for the three and nine months ended September 30, 2002.

12.	Business Segment Information

      The Company has concluded that it has one business and operates in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, educational institutions, small and medium size businesses and consumer users, as well as resellers and distributors. Management measures profitability based on the Company’s five geographic regions. The regions are evidence of the operating structure of the Company’s internal organization.

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

      Following is the summary of the Company’s revenue and income (loss) from operations by geographic region. The accounting policies of the businesses and geographic regions are the same as disclosed in Note 3 to the Notes to Condensed Consolidated Financial Statements in the Company’s Annual Report on 10-K for 2002. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses, corporate marketing expenses, amortization of intangibles, stock-based compensation charges, and restructuring costs. These corporate expenses are not considered attributable to any specific geographic region.

NETWORK ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s net revenue and operating income (losses) by business and geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Net revenue by region:
North America	$152,104	$155,509	$426,877	$479,079
EMEA (Europe, Middle East and Africa)	54,537	75,402	174,784	224,710
Japan	9,016	9,924	28,291	30,689
Asia-Pacific (excluding Japan)	6,404	9,204	20,447	26,161
Latin America	4,793	4,391	13,182	12,880

Net revenue	$226,854	$254,430	$663,581	$773,519

Income (loss) from operations by region:
North America	$55,486	$49,194	$136,940	$149,380
EMEA	19,792	34,761	64,458	102,508
Japan	3,254	1,498	8,814	6,181
Asia-Pacific (excluding Japan)	707	2,465	4,067	4,722
Latin America	198	677	318	1,394
Corporate	(70,265)	(61,732)	(202,423)	(133,778)

Income from operations	$9,172	$26,863	$12,174	$130,407

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Software licenses	$75,490	$113,677	$262,706	$342,845
Maintenance	78,873	68,997	219,110	229,268
Hardware	25,791	25,147	61,738	66,004
Retail	14,675	17,987	29,302	48,993
Consulting	6,734	9,259	21,579	28,204
Training	1,871	2,740	6,295	9,669
On-line subscriptions	19,004	13,355	49,717	37,878
Other	4,416	3,268	13,134	10,658

Total	$226,854	$254,430	$663,581	$773,519

13.	Litigation

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

Securities Cases

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint, styled In re Network Associates, Inc. II Securities Litigation, was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/ SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with Generally Accepted Accounting Principles (“GAAP”). After a hearing on defendants’ motion to dismiss was held on April 16, 2002, the Court entered an order approving a jointly stipulated withdrawal of defendants’ motion to dismiss. On September 30, 2002, plaintiffs filed a first amended and consolidated complaint. The amended and consolidated complaint asserts claims on behalf of an expanded class of plaintiffs, i.e., persons who purchased the Company’s stock between April 15, 1999 and December 26, 2000, and, in addition to reasserting the allegations contained in the consolidated complaints, adds allegations regarding the Company’s restatement of its 1998, 1999, and 2000 consolidated financial statements, which restatement resulted from the Company’s discovery of certain accounting inaccuracies impacting those consolidated financial statements. The first amended and consolidated complaint also adds Terry Davis, the Company’s former Controller as a party defendant. On November 11, 2002, the Company and the individual defendants each moved to dismiss certain claims asserted on the first amended and consolidated compliant. Prior to the hearing on Defendant’s motions, which took place on February 11, 2003, plaintiff voluntarily dismissed Peter Watkins as a party defendant in the lawsuit. A decision on the remaining motions to dismiss was issued on March 25, 2003, where the Court granted, in part, defendants’ motion to dismiss. On September 23, 2003, the Company and the plaintiffs entered into a memorandum of agreement of settlement settling the matter for $70 million. This amount was accrued for in the fourth quarter of 2002. The settlement was preliminarily approved by the court on October 22, 2003 and is subject to notice to and opportunity to object and opt-out by members of the class and final approval by the court following a hearing on any objections to the settlement.

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

      In the three and nine months ended September 30, 2003, our net revenue was approximately $226.9 million and $663.6 million, respectively, and our net income was approximately $9.9 million and $25.2 million, respectively. In the three and nine months ended September 30, 2002, our net revenue was approximately $254.4 million and $773.5 million, respectively, and our net income was approximately $34.1 million and $139.5 million, respectively.

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

Impact of Restatement on Consolidated Financial Statements

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our consolidated financial statements for 1998 through 2001 and the quarters ended March 31, June 30, and September 30, 2002. Due to the impact of the restatement, the results discussed herein for the three and nine months ended September 30, 2002, differ from those previously reported in our Form 10-Q. We do not intend to restate our previous Form 10-Qs, and those documents should not be relied upon.

      The results set forth below should be read in conjunction with (i) the unaudited condensed consolidated financial statements included in this Form 10-Q and (ii) the consolidated financial statements for 1998 through 2002 and related notes contained in Amendment No. 2 to our 2000 Form 10-K (1998 through 2000) and our 2002 Form 10-K (2000 through 2002).

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

      We have determined that, excluding the effect of currency-related adjustments, the aggregate amount of net revenue was not reduced as a result of our change to the sell-through revenue recognition method for years prior to 2001 or adjustments related to multi-element licensing arrangements in 1998 through 2000. These adjustments had the effect of deferring revenue from earlier periods to be recognized in later periods, with amounts deferred in connection with our multi-element licensing arrangements generally being recognized in later periods as service and support revenue. In the aggregate, for the three months ended September 30, 2003 and 2002, the restatement adjustments had the effect of increasing net revenues by $0.6 million and $22.2 million, respectively, and decreasing expenses by $0 million and $2.8 million, respectively. In the aggregate, for the nine months ended September 30, 2003 and 2002, the restatement adjustments had the effect of increasing net revenues by $5.5 million and $87.7 million, respectively, and decreasing expenses by $13.6 million and $5.8 million, respectively.

Results of Operations

Three and Nine months ended September 30, 2003 and 2002

      The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Net revenue:
Product	53%	63%	55%	61%
Services and support	47	37	45	39

Total net revenue	100	100	100	100
Cost of net revenue:
Product	10	10	9	10
Services and support	5	6	6	6
Amortization of purchased technology	2	—	1	—

Total cost of net revenue	17	16	16	16
Operating costs and expenses:
Research and development	20	15	21	14
Marketing and sales	40	39	40	40
General and administrative	17	14	14	10
Acquisition related costs not subject to capitalization	—	5	—	2
Recovery of doubtful accounts, net	—	—	—	—
Amortization of intangibles	2	1	2	1
Restructuring charge	—	—	4	—
In-process research and development	—	—	1	—

Total operating costs and expenses	79	74	82	67

Income from operations	4	10	2	17
Interest and other income	2	4	2	3
Interest expense	(1)	(3)	(1)	(3)
Loss on repurchase of zero coupon convertible debentures	—	—	—	—
Gain (loss) on sale of assets and product lines	—	1	—	1
Write-down of strategic and other investments	—	—	—	—

Income before provision for (benefit from) income taxes, minority interest and cumulative effect of change in accounting principle	5	12	3	18
Provision for (benefit from) income taxes	1	—	1	—

Income before minority interest and cumulative effect of change in accounting principle	4	12	2	18

Minority interest in net loss of consolidated subsidiaries	—	1	—	—

Income before cumulative effect of change in accounting principle	4	13	2	18

Cumulative effect of change in accounting principle net of tax	—	—	2	—

Net income	4%	13%	4%	18%

      Net Revenue. Net revenue decreased 11% to $226.9 million from $254.4 million in the three months ended September 30, 2003 and 2002, respectively. Net revenue decreased 14% to $663.6 million from $773.5 million in the nine months ended September 30, 2003 and 2002, respectively. The decline results primarily from continued reductions in corporate capital spending. Many of our customers and potential customers have: (i) delayed initiating the purchasing process; (ii) increased the evaluation time to complete a purchase or postponed, sometimes indefinitely, full IT deployments; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software/services purchases to those believed by them to be necessary to satisfy an immediate need.

      The following table sets forth, for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Product	53%	63%	55%	61%
Services and support	47	37	45	39

Net revenue	100%	100%	100%	100%

      The following table sets forth for the periods indicated each major category of our product revenue as a percent of product revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Subscription licenses	19%	27%	25%	29%
Perpetual licenses	44	44	46	44
Hardware	21	16	17	14
Retail	12	11	8	10
Royalties and other	4	2	4	3

Product revenue	100%	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, retail products and royalties. Product revenue decreased 25% to $120.4 million from $160.1 million in the three months ended September 30, 2003 and 2002, respectively and decreased 22% to $366.9 million from $468.5 million in the nine months ended September 30, 2003 and 2002, respectively. The decrease in product revenue is attributable to decreases in the size of transactions as customers continued to limit expenditures or postpone full deployments. The decrease is also due to the deferral of an increasing share of perpetual and subscription license sales to ongoing product and customer support, which is recognized as maintenance revenue ratably over the service period, including as a result of our introduction of our perpetual “plus” licensing arrangements, described below. Deferred revenue has increased 32% to $397.2 million from $301.5 million at September 30, 2003 and 2002, respectively.

      Our customers license our software on a perpetual or subscription basis depending on their preference. The software component of most of our Sniffer and Magic products and a large number of our McAfee anti-virus software products targeted at enterprises are licensed on a perpetual basis. We continuously monitor our sales activities to ensure we have an appropriate mix of subscription and perpetual license revenues. We may experience higher overall revenue in the near-term but lower future software license revenue due to increased levels of perpetual licenses. Because perpetual licenses typically cost our customers more up-front than term licenses, sales of perpetual licenses may result in higher up-front revenue and lower recurring and future revenues.

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

      The following table sets forth, for the periods indicated, each major category of our services and support as a percent of services and support revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Support and maintenance	74%	73%	74%	75%
Consulting	6	10	7	9
Training	2	3	2	4
On-line subscriptions	18	14	17	12

Services and support revenue	100%	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscriptions. Services and support revenues increased 13% to $106.5 million from $94.4 million in the three months ended September 30, 2003 and 2002, respectively, and decreased 3% to $296.7 million from $305.0 million in the nine months ended September 30, 2003 and 2002, respectively. The decrease in services and support revenues for the nine months ended September 30, 2003 is attributable to reduced licensing activity and a decline in our consulting and training revenues. As our customers reduce budgets for information technology products and services, consulting and training services are typically the first discretionary spending items that are reduced or eliminated. This decline for the period was offset by a $11.8 million increase in on-line subscription revenues generated from our McAfee.com consumer site.

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

      International revenue, as a percentage of net revenue, accounted for approximately 33% and 39% of net revenue for the three months ended September 30, 2003 and 2002, respectively and approximately 36% and 39% of net revenue for the nine months ended September 30, 2003 and 2002, respectively. The portion of our net revenue attributable to international operations has been impacted by our introduction of perpetual “plus” licenses in Europe and Asia, due to a higher percentage of contract values allocated to support revenues which are deferred and recognized ratably over the service period.

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

      Cost of Net Revenue. Cost of net revenue decreased 6% to $37.9 million from $40.3 million in the three months ended September 30, 2003 and 2002, respectively. As a percentage of net revenue, cost of net revenue increased to 17% from 16% for the three months ended September 30, 2003 and 2002, respectively. Cost of net revenue decreased 14% to $107.7 million from $124.6 million in the nine months ended September 30, 2003 and 2002, respectively. As a percentage of net revenue, cost of net revenue remained at 16% for the nine months ended September 30, 2003 and 2002, respectively. Period over period compared to the prior year, cost of net revenue in absolute terms generally decreased due to lower cost of computer platforms and other hardware components and the favorable impact of cost control measures, offset by an increase in the amortization of purchased technology. At the end of 2002, we began using a more competitive contract manufacturer, which utilizes a greater number of standardized computer platforms and hardware components, for the manufacture of our hardware-based products.

      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties and, with respect to hardware-based products, computer platforms and other hardware components. Cost of product revenue decreased 8% to $22.5 million from $24.4 million for the three months ended September 30, 2003 and 2002, respectively. As a percentage of net product revenue, cost of product revenue increased to 19% in the three months ended September 30, 2003 from 15% for the three months ended September 30, 2002. Cost of product revenue decreased 20% to $61.5 million from $77.3 million for the nine months ended September 30, 2003 and 2002, respectively. As a percentage of net product revenue, cost of product revenue increased to 17% from 16% in the nine months ended September 30, 2003 and 2002, respectively. The decrease in the cost of product revenue in absolute terms relates primarily to a decrease in the cost of computer platforms and other hardware components and as compared to the comparable period in 2002 and lower product sales, offset by increased amortization of purchased technology.

      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. The cost of services and support revenue decreased 21% to $12.0 million from $15.2 million in the three months ended September 30, 2003 and 2002, respectively. The decrease in the cost of services and support revenue was due to a reduction in costs of providing expert services due to a decrease in expert consulting and training services revenue and employment of cost control measures. Cost of services and support revenue as a percentage of net services and support revenue decreased to 11% from 16% in the three months ended September 30, 2003 and 2002, respectively. The cost of services and support revenue decreased 16% to $38.2 million from $45.4 million in the nine months ended September 30, 2003 and 2002, respectively. Cost of services and support revenue as a percentage of net services and support revenue decreased to 13% from 15% in the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, the decrease in cost of services and support revenue as a percentage of service and support revenue reflects the 3% decrease in services and support revenue.

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

      The amortization of purchased technology is also included as a component of the cost of net revenue. Purchased technology results from business acquisitions made by us. We amortize the purchased technology intangible asset into the cost of net revenue over the estimated useful lives, usually, five to six years. We amortized $3.4 million and $0.7 million of purchased technology into cost of net revenue for the three months ended September 30, 2003 and 2002, respectively. We amortized $8.0 million and $2.0 million of purchased technology into cost of net revenue for the nine months ended September 30, 2003 and 2002, respectively. The increase in amortization of $2.7 million and $6.0 million for the three and nine month periods ended September 30 2003, respectively, is due to the purchases of (i) BySupport, Traxess, Deersoft and the minority interest of McAfee.com in the last half of 2002 and (ii) IntruVert and Entercept in the second quarter of 2003.

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

      The following sets forth for the periods indicated, our operating expenses, including the effects of stock-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Research and development	$46,705	$37,824	$138,087	$105,881
Marketing and sales	91,405	98,719	267,105	307,919
General and administrative	37,822	35,489	97,432	82,193
Acquisition related costs not subject to capitalization	—	13,627	—	16,026
Recovery from doubtful accounts	(79)	(784)	(789)	(1,141)
Amortization of intangibles	3,637	2,395	12,369	6,495
Restructuring charge	257	—	22,864	1,116
In-process research and development	—	—	6,600	—

Total operating costs and expenses, including the effects of stock-based compensation	$179,747	$187,270	$543,668	$518,489

      The following sets forth for the periods indicated, our operating expenses, excluding the effects of stock-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Research and development(1)	$44,503	$36,473	$134,567	$105,645
Marketing and sales(2)	88,610	97,816	263,896	308,153
General and administrative(3)	36,983	26,033	95,399	74,998
Acquisition related costs not subject to capitalization	—	13,627	—	16,026
Recovery from doubtful accounts	(79)	(784)	(789)	(1,141)
Amortization of intangibles	3,637	2,395	12,369	6,495
Restructuring charge	257	—	22,864	1,116
In-process research and development	—	—	6,600	—

Total operating costs and expenses, excluding the effects of stock-based compensation	$173,911	$175,560	$534,906	$511,292

(1)	Excludes stock-based compensation charges of $2,202 and $1,351 for the three months ended September 30, 2003 and 2002, respectively, and $3,520 and $236 for the nine months ended September 30, 2003 and 2002, respectively.

(2)	Excludes stock-based compensation charges (credits) of $2,795 and $903 for the three months ended September 30, 2003 and 2002, respectively, and $3,209 and $(234) for the nine months ended September 30, 2003 and 2002, respectively.

(3)	Excludes stock-based compensation charges of $839 and $9,456 for the three months ended September 30, 2003 and 2002, respectively, and $2,033 and $7,195 for the nine months ended September 30, 2003 and 2002, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors’ fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation charges of approximately $2.2 million and $1.4 million for the three months ended September 30, 2003 and 2002, respectively, research and development expenses increased 22% to $44.5 million from $36.5 million for the three months ended September 30, 2003 and 2002, respectively. Excluding the effects of stock-based compensation charges of approximately $3.5 million and $0.2 million for the nine months ended September 30, 2003 and 2002, respectively, research and development expenses increased 27% to $134.6 million from $105.6 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in research and development expenses in the three and nine month periods ended September 30, 2003 over the same periods in 2002 is primarily attributable to: an increase in headcount primarily in our new Bangalore, India facility resulting in an increase of $1.0 million and $9.0 million, respectively; ongoing research and development costs associated with our recent acquisitions of Traxess, Deersoft, IntruVert and Entercept of $4.6 million and $8.4 million, respectively; and increased allocated infrastructure costs, and general increases in our research and development efforts of $3.0 million and $6.0 million, respectively.

      As a percentage of net revenue, research and development expenses were 20% and 15% for the three months ended September 30, 2003 and 2002, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 20% and 14% for the three months ended September 30, 2003 and 2002, respectively. This increase in research and development expenses as a percentage of net revenue is attributable to an increase in absolute dollar expenses as well as a decrease in overall revenue from the three and nine months ended September 30, 2003 and 2002, respectively. As a percentage of net revenue, research and development expenses were 21% and 14% for the nine months ended September 30, 2003 and 2002, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, research and development expenses were 20% and 14% for the nine months ended September 30, 2003 and 2002, respectively. We believe that continued investment in product and development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate research and development expenses to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation charges of $2.8 million and $0.9 million for the three months ended September 30, 2003 and 2002, respectively, marketing and sales expenses decreased 9% to $88.6 million from $97.8 million for the three months ended September 30, 2003 and 2002, respectively. Excluding the effects of stock-based compensation charges (credits) of $3.2 million and $(0.2) million for the nine months ended September 30, 2003 and 2002, respectively, marketing and sales expenses decreased 14% to $263.9 million from $308.2 million. The decrease in marketing and sales expenses in the three and nine month periods ended September 30, 2003, over the same three and nine month periods in 2002 is due primarily to a reduction of 150 sales personnel. Also, beginning in 2003, we defer and recognize commissions expense ratably over the same period as related revenue. This change caused a decrease in commissions expense, included in marketing and sales expense of $1.4 million and $2.3 million for the three and nine months ended September 30, 2003. Previously, we expensed sales commissions as incurred.

      As a percentage of net revenue, marketing and sales expenses were 40% and 39% for the three months ended September 30, 2003 and 2002, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, marketing and sales expenses were 39% and 38% for the three months ended September 30, 2003 and 2002, respectively. As a percentage of net revenue, marketing and sales expenses were 40% for the nine months ended September 30, 2003 and 2002. Excluding stock-based compensation charges (credits), as a percentage of net revenue, marketing and sales expenses were 40% for the nine months ended September 30, 2003 and 2002. We anticipate marketing and sales expenses to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.

      General and Administrative. General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation charges of $0.8 million and $9.5 million for the three months ended September 30, 2003 and 2002, respectively, general and administrative expenses increased 42% to $37.0 million from $26.0 million for the three months ended September 30, 2003 and 2002, respectively. Excluding the effects of stock-based compensation charges of $2.0 million and $7.2 million for the nine months ended September 30, 2003 and 2002, respectively, general and administrative expenses increased 27% to $95.4 million from $75.0 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses in the three and nine month periods ended September 30, 2003 over the same three and nine month periods in 2002 is primarily attributable to increased spending related to information technology infrastructure reengineering, legal fees, relocation costs for certain personnel, retention bonuses and severance costs related to recent acquisitions of $2.6 million, and expenses associated with our restatement efforts totaling $8.3 million for the nine months ended September 30, 2003.

      As a percentage of net revenue, general and administrative expenses were 17% and 14% for the three months ended September 30, 2003 and 2002, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses were 16% and 10% for the three months ended September 30, 2003 and 2002, respectively. As a percentage of net revenue, general and administrative expenses were 14% and 10% for the nine months ended September 30, 2003 and 2002, respectively. Excluding stock-based compensation charges, as a percentage of net revenue, general and administrative expenses were 14% and 10% for the nine months ended September 30, 2003 and 2002, respectively. We anticipate general and administrative expenses to remain flat as we continue to employ cost control measures.

      Recovery of Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectibility of receivables, net of recoveries of amounts previously written off. For the three and nine months ended September 30, 2003, the changes in our doubtful accounts resulted in a net credit of approximately $0.1 million and $0.8 million, respectively, compared to a net credit of approximately $0.8 million and $1.1 million, respectively, for the three and nine months ended September 30, 2002.

      Amortization of Intangibles. We recorded $3.6 million and $2.4 million of amortization related to intangibles for the three months ended September 30, 2003 and 2002, respectively and $12.4 million and $6.5 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in amortization expenses in the three and nine month periods ended September 30, 2003 over the same three and nine month periods in 2002 is primarily attributable to the acquisition of the minority interest in McAfee.com in the third quarter of 2002, the purchase of BySupport, BySecure, Deersoft and Traxess in last half of 2002 and the acquisitions of IntruVert and Entercept in the second quarter of 2003.

      Restructuring Charge. In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our newly constructed 170,000 square-foot regional headquarters facility in Plano, Texas. The new facility houses approximately 1,000 employees working in finance, legal, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses. As part of the consolidation of activities into the Plano facility, we relocated approximately 170 employees from our Santa Clara, California headquarters site. As a result of this consolidation, in March 2003 we recorded a restructuring charge of $15.8 million which consisted of a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash write off of $(1.9) million of deferred rent liability and a $15.6 million accrual for estimated lease-related costs associated with vacated facilities in Santa Clara, California. The remaining costs associated with permanently vacating the Santa Clara facilities are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facilities. The remaining costs associated with permanently vacating the facilities will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on management’s current estimates. Amounts to be paid, relative to the restructuring accrual, within 12 months ($1.9 million) have been included in accrued liabilities, while amounts to be paid beyond 12 months ($12.7 million) have been included in other long term liabilities in these condensed consolidated financial statements.

      During the second and third quarters 2003, we recorded a restructuring charge of $6.8 million and $0.3 million, respectively which consisted of $6.6 million related to a headcount reduction of 210 employees and $0.6 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The affected employees were located in our domestic and international locations and were primarily in the sales, product development and customer support areas.

      The following table sets forth our restructuring accrual established in 2003 (in thousands):

	Lease	Severance
	Termination	and Other	Other
	Costs	Benefits	Costs	Total

Balance, January, 1, 2003	$—	$—	$—	$—
Additional accrual	15,734	6,692	739	23,165
Cash payments	(1,189)	(5,172)	(328)	(6,689)
Adjustment to liability	(174)	(126)	—	(300)
Accretion of interest	313	—	—	313

Balance, September 30, 2003	$14,684	$1,394	$411	$16,489

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

      In-Process Research and Development. The ongoing project at IntruVert at the time of the purchase included the development of the Infinity model of IntruShield sensor. Infinity is a lower end model of the IntruShield sensor product family that is targeted towards remote offices and branch offices of large enterprises as well as small/medium businesses. At the date we acquired IntruVert, we estimated that, on average, 86% of the development effort had been completed and that the remaining 14% of the development effort would take approximately 2 1/2 months to complete and would cost $0.3 million. The efforts required to complete the development of these projects principally relate to finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 20% (which represents a premium of approximately 4% over our weighted average cost of capital) and excluding the value attributable to the use of the in-process technologies in future products.

      The ongoing projects at Entercept at the time of the purchase comprised a Linux version of their current product. At the date we acquired Entercept, we estimated that, on average, 31% of the development effort had been completed and that the remaining 69% of the development effort would take approximately eight months to complete and would cost $0.3 million. The efforts required to complete the development of these projects principally relate to additional design efforts, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 35% (which represents a premium of approximately 19% over our weighted average cost of capital) and excluding the value attributable to the use of the in-process technologies in future products.

      Interest and Other Income. Interest and other income decreased 52% to $4.4 million from $9.1 million for the three months ended September 30, 2003 and 2002, respectively, and decreased 36% to $15.0 million from $23.4 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is due to lower overall interest yields on cash and investments and decrease in overall cash and investment balances due to acquisitions and the repurchase of our zero coupon convertible debentures.

      Interest Expense. Interest expense decreased 83% to $1.2 million from $7.0 million for the three months ended September 30, 2003 and 2002, respectively, and decreased 72% to $6.4 million from $22.6 million for the nine months ended September 30, 2003 and 2002, respectively. Interest expense decreased primarily due to the repurchases of our zero coupon convertible subordinated debentures which occurred principally in May and August 2002 and in February 2003 with aggregate face amounts at maturity of $100 million and $358 million, respectively. The interest expense includes a net gain related to the change of fair value of the interest rate swap of $1.7 million and $3.8 million for the three and nine months ended September 30, 2003, respectively, and a net expense of $0.8 million for the three and nine months ended September 30, 2002.

      Loss on Repurchase of Zero Coupon Convertible Debentures. In the nine months ended September 30, 2003, we recognized a $2.7 million loss on the repurchase of the balance of our remaining zero coupon convertible debentures. In the nine months ended September 30, 2003, we redeemed debentures having an aggregate face amount at maturity of approximately $359 million, for approximately $177.3 million, respectively. In the nine months ended September 30, 2003, the aggregate accreted value of the redeemed debentures was approximately $174.7 million, resulting in a $2.7 million loss on repurchase. During the nine months ended September 30, 2002, as a result of a limited number of private transactions, we redeemed debentures, having an aggregate face amount at maturity of $40.0 million, at a net price of $18.8 million. The aggregate accreted value of the redeemed debentures was slightly less than $18.8 million, which resulted in a $31,000 loss on repurchase.

      Gain (Loss) on Sale of Assets and Products Lines. We recognized a $0.9 million loss on disposal of furniture and equipment and a $10.0 million gain on the sale of our PGP Gauntlet business and related technology and other investments in the nine months ending September 30, 2003 and 2002, respectively.

      Provision for (Benefit from) Income Taxes. Our consolidated provision for income taxes for the three months and nine months ended September 30, 2003 was approximately $2.5 million and $3.0 million, respectively, reflecting an effective tax rate of rate of 20% and 18%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of research and experimentation tax credits, utilization of foreign tax credit carryovers and lower effective rates in some overseas jurisdictions. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

      Cumulative Effect of Change in Accounting Principle. In the three months ended March 31, 2003, we recorded a one-time credit of $13.9 million ($11.1 million after taxes) in connection with a change in the way we account for sales commission to sales personnel. Prior to January 1, 2003, we expensed sales commissions as incurred. Now commission expense directly related to sales transactions is deferred and recognized ratably over the same period as the related revenue is recognized and recorded.

Stock-Based Compensation

      We recorded stock-based compensation charges of $5.8 million and $11.7 million in the three months ended September 30, 2003 and 2002, respectively, and $8.8 million and $7.2 million in the nine months ended September 30, 2003 and 2002, respectively. As more fully described in Note 4 to our condensed consolidated financial statements, these charges (credits) are made up of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated)		(As restated)
Exchange of McAfee.com options	$1,215	$11,239	$2,278	$11,239
New and existing executives	106	349	318	1,125
Former employees	—	122	1,126	122
Extended life of vested options of terminated employees	1,516	—	2,041	—
Repriced options	—	—	—	(5,542)
Extended vesting term of options	—	—	—	193
Extended period of Employee Stock Purchase Plan	2,999	—	2,999	—
Shares purchased outside Employee Stock Purchase Plan and other	—	—	—	60

Total stock-based compensation	$5,836	$11,710	$8,762	$7,197

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

      During the three and nine months ended September 30, 2003, we recorded a charge of approximately $1.2 million and $2.3 million, respectively, and during the three and nine months ended September 30, 2002, we recorded a charge of approximately $11.2 million related to exchanged options subject to variable accounting. This stock-based compensation charge, related to exchanged options subject to variable accounting, was based on our closing share price of $13.76 and $10.63 on September 30, 2003 and 2002, respectively. As of September 30, 2003, we had approximately 1.0 million outstanding options subject to variable accounting.

      New and existing executives. On January 3, 2001, we entered into an employment agreement with George Samenuk to become our president and chief executive officer. In accordance with the terms of the agreement, we issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. During the three and nine months ended September 30, 2003, we recorded approximately $0.2 million and $0.7 million, respectively, related to stock-based compensation associated with Mr. Samenuk’s 2001 restricted stock grant.

      On January 15, 2002, our board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. During both the three months ended September 30, 2003 and 2002, we recorded approximately $0.1 million, and during the nine months ended September 30, 2003 and 2002, we recorded approximately $0.3 million and $0.4 million, respectively, related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

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

      Extended life of vested options held by terminated employees. In March 2003, we announced that the filing of our Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999 and 1998. As a result, we suspended all exercises of stock options until the 2002 Form 10-K and all required quarterly reports on Form 10-Q were filed with the SEC, as these reports are incorporated by reference into the securities registration statements for each of the stock option plans. The period during which all stock option exercises are suspended is known as the blackout period. Due to the blackout period, we have extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, we have recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During the three and nine months ended September 30, 2003, we recorded a stock-based compensation charge of approximately $1.5 million and $2.0 million for the extension of life of vested options held by terminated employees.

      Repriced Options. During the three and nine months ended September 30, 2003, we did not incur a charge related to options subject to variable plan accounting. During the nine months ended September 30, 2002, we incurred negative charges of approximately $6.5 million, respectively, related to options subject to variable plan accounting. For the three and nine months ended September 30, 2003, our stock-based compensation charges related to options subject to variable plan accounting were based on a quarter-end per share price of our common stock of $13.76. For the three and nine months ended September 30, 2002, our stock-based compensation charges related to options subject to variable plan accounting were based on a quarter-end per share price of our common stock of $10.63. As of September 30, 2003 we had options to purchase approximately 0.8 million shares that were outstanding and subject to variable plan accounting.

      Extended period of Employee Stock Purchase Plan. In March 2003, we announced that the filing of our Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999 and 1998. As a result, effective April 9, 2003, we suspended all stock purchases until the 2002 Form 10-K and all required quarterly reports on Form 10-Q were filed with the SEC, as these reports are incorporated by reference into the securities registration statements for the 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”). The period during which all stock purchases was suspended is known as the blackout period. Due to the blackout period, we extended the purchase period of the 2002 Purchase Plan that would otherwise had been purchased on July 31, 2003. Accordingly, we recorded a stock compensation charge at the period ended September 30, 2003. During the three and nine months ended September 30, 2003, we recorded a stock compensation charge of approximately $3.0 million.

      We also incurred a stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. No charges were incurred for the three and nine months ended September 30, 2003 and approximately $1.0 million was expensed during the nine months ended September 30, 2002.

      Extended vesting term of options. During the three months ended September 30, 2002, we recorded a one-time stock-based compensation charge of approximately $0.2 million as a result of the modification of the terms of the options previously granted to certain employees.

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

Acquisitions

      On May 14, 2003, we acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., (“IntruVert”) a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for approximately $103.4 million in cash. We acquired IntruVert to enhance our intrusion detection product line. The results of operations of IntruVert have been included in our consolidated financial statements since the date of acquisition. Under the transaction, we recorded approximately $18.2 million for developed technology, $1.9 million for acquired product rights, including revenue related order backlog and contracts, $74.1 million for goodwill (none of which is deductible for tax purposes), $11.0 million for cash, $9.6 million for net deferred tax liabilities and $2.2 million for tangible assets, net of liabilities. We also recorded approximately $5.7 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years. We also accrued approximately $0.3 million in duplicative site costs related to the IntruVert acquisition of which $0.1 million remains as an accrual as of September 30, 2003.

      On April 30, 2003, we acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for approximately $125.7 million in cash. We acquired Entercept to enhance our intrusion detection product line. The results of operations of Entercept have been included in our consolidated financial statements since the date of acquisition. Under the transaction, we recorded approximately $21.7 million for developed technology, $2.8 million for acquired product rights, including revenue related order backlog and contracts, $101.0 million for goodwill (none of which is deductible for tax purposes), $0.7 million for net deferred tax assets, $3.7 million for tangible assets, $1.0 million for cash and $6.0 million in liabilities. We also recorded approximately $0.9 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to six years. We also accrued approximately $2.8 million in duplicative sites costs of acquired facilities to be exited, of which $2.6 million remains as an accrual as of September 30, 2003.

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

      SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 during the fourth quarter of 2002. Restructuring charges we recorded in the three and nine month periods ended September 30, 2003 have been recognized in accordance with SFAS 146. The adoption of SFAS 146 will not impact our restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF 94-3 and other applicable pre-existing guidance.

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

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“SFAS 150”). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) as defined in SFAS 150. On November 5, 2003, the FASB announced that the classification and measurement provisions in paragraphs 9, 10, and 22 of FAS 150 were being deferred for an indefinite period for certain mandatorily redeemable non-controlling interests (“MRNI”) associated with finite-lived subsidiaries. The instruments covered by this deferral would be redeemable only upon the liquidation or termination of the finite-lived subsidiary and would apply to both existing and future arrangements. For SEC registrants, the disclosure provisions of SFAS 150 are expected to apply without any deferral. Therefore, companies will be expected to disclose the amount that would be paid if the settlement were to occur at the reporting date for the MRNI described above.

      We have adopted the required provisions of SFAS 150 which did not have a material impact on our consolidated financial position, results of operations or cash flows based on the types of financial instruments we currently have issued. We are assessing the impact of the deferral of the deferred classification and measurement provisions of SFAS 150.

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

Accounting for Retroactive Insurance Contracts

      In May 2003, the EITF reached a consensus on Issue No. 03-03, “Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises to Claims-Made Insurance Policies” (“EITF 03-03”). The consensus requires the insured company to determine if their claims-made policy is retroactive, prospective, or both and account for the policy accordingly. A policy has a retroactive provision if it covers a specific known claim(s) that was reportable before the policy’s effective date. The continued applicability of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” to the recording of liabilities and the related insurance recoverables is also addressed. Since FIN 39 does not allow for offsetting the insurance liability with the recoverable, regardless of whether the company is recording the insurance policy as prospective or retroactive, there will likely be a balance sheet gross-up for all covered losses. EITF 03-03 is applicable to all claims-made insurance arrangements entered into beginning in a company’s next reporting period following ratification, which is June 30, 2003 for us. We have adopted the provisions of EITF 03-03 which did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

      At September 30, 2003, we had $354.6 million in cash and cash equivalents and $407.9 million in marketable securities, for a combined total of $762.5 million.

      Net cash provided by operating activities was $156.9 million and $139.6 million in the nine months ended September 30, 2003 and 2002, respectively.

      Net cash provided by operating activities in the nine months ended September 30, 2003 resulted primarily from net income before non-cash charges. Non-cash charges primarily include depreciation, amortization, interest expense on convertible notes, and restructuring charges, offset by the gain on sale of assets and product lines and marketable securities. Additional cash was generated from a decrease of $44.0 million in our accounts receivable balance and an increase of $55.0 million in deferred revenue, offset by a decrease of $25.8 million in accounts payable and accrued liabilities and an increase in our deferred taxes of $12.9 million during the nine months ended September 30, 2003.

      Net cash provided by operating activities in the nine months ended September 30, 2002 resulted primarily from net income before non-cash charges. Non-cash charges primarily include depreciation, amortization and interest expense on convertible notes, offset by the gain on sale of assets and product lines and negative stock compensation charges. Additional cash was generated from a decrease of $24.7 million in our accounts receivable balance and a decrease of $30.7 million in our deferred taxes and decrease of $16.1 million in prepaid expenses and other assets and an increase in our accounts payable and accrued liabilities of $23.0 million. This cash increase was offset by a decrease in deferred revenue of $79.3 million and increase in deferred taxes of $30.7 million during the nine months ended September 30, 2002.

      Net cash used in investing activities was $334.0 million and $152.5 million in the nine months ended September 30, 2003 and 2002, respectively. In the nine months ended September 30, 2003, we acquired IntruVert and Entercept for a total of approximately $216.0 million, net of cash acquired, the activity in the portfolio of our investment in marketable securities had a net cash usage of $66.6 million, we purchased $50.2 million of property and equipment. In the nine months ended September 30, 2002, the activity in the portfolio of our investment in marketable securities had a net cash usage of $6.0 million. Additional cash was used by our purchases of property and equipment of $40.4 million, purchase of technology of $11.6 million and the remaining minority interest of McAfee.com for $81.4 million

      Net cash provided by (used in) financing activities was $(156.8) million and $34.6 million in the nine months ended September 30, 2003 and 2002, respectively. In the nine months ended September 30, 2003, we repurchased Debentures with an aggregate face amount at maturity of $359.0 million for a net price of $177.3 million and we generated cash of $20.5 million through the issuance of common stock under our stock option plan and employee stock purchase plan. Net cash provided by financing activities in the nine months ended September 30, 2002 consisted of $100.8 million generated from the issuance of common stock under our stock option plan and employee stock purchase plan offset by $66.2 million of cash used in the repurchase of a portion of our zero coupon debentures.

      During the nine months ended September 30, 2003, a significant portion of our cash inflows was generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

      We believe that our available cash and anticipated cash flows from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Convertible Debt

      On February 13, 1998, we issued zero coupon convertible subordinated debentures due 2018 (“Debentures”), which had an aggregate face amount at maturity of $885.5 million and generated net proceeds to us of approximately $337.6 million (after deducting fees and expenses). The initial price for the Debentures was $391.06 per $1,000 of principal amount at maturity. As of September 30, 2003, we have repurchased all Debentures.

      During the nine months ended September 30, 2002, we repurchased Debentures, having an aggregate face amount at maturity of $40.0 million, at a price of $18.8 million, which was financed from our investment portfolio. In connection with the repurchase, we recognized a loss of approximately $31,000 calculated as the difference between the accreted value of the debt, net of unamortized issuance costs, and the cost of repurchase. In August 2002, we repurchased outstanding Debentures with an aggregate face amount of $100.0 million for approximately $47.4 million. In connection with the August 2002 repurchase, we recognized a gain of approximately $57,000. During the nine months ended September 30, 2003, we repurchased Debentures which had an aggregate face amount at maturity of $358.5 million for a net price of $177.3 million. In connection with this repurchase, we recognized a loss of approximately $2.7 million.

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

      Quantitative and qualitative disclosure about market risk is set forth at “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 of this form 10-Q. Our market risks at September 30, 2003, have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

      As a result of information obtained in connection with the ongoing SEC and DOJ investigations, in March 2003, we concluded we would restate our consolidated financial statements for 1998 through 2000 to, among other things, reflect revenue on sales to our distributors for 1998 through 2000 on a sell through basis (which is how we reported sales to distributors since the beginning of 2001). Although we filed these restated consolidated financial statements on October 31, 2003, the SEC and DOJ inquiries have resulted, and may continue to result in, a diversion of management’s attention and resources and may contribute to effect current and future stock price volatility.

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

Use of Cash and Securities

      Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, in the 12-month period ended September 30, 2003, we used approximately $312.0 million of cash to make various acquisitions, including approximately $217.0 million in net cash used to acquire IntruVert and Entercept. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.

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

We Face Risks Related to Our International Operations.

      For the first nine months of 2003 and for the years 2002, 2001, and 2000, net revenue from international sales based upon product destination represented approximately 36%, 37%, 35%, and 38%, respectively, of our net revenue. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue. Related risks include:

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

      For the nine months ended September 30, 2003, stock-based compensation charges of approximately $2.3 million were recorded for McAfee.com Options. No stock-based compensation charges were recorded for the Repriced Options. For the year ended December 31, 2002, stock-based compensation charges of approximately $16.1 million were recorded for the McAfee.com Options, and credits of approximately $5.5 million were recorded for the Repriced Options. During the remaining life of both the McAfee.com Options and Repriced Options we may record additional stock-based compensation charges or credits. We estimate that a $1 increase in our stock price at September 30, 2003 would increase our future stock compensation charge by approximately $0.5 million.

      As part of the IntruVert acquisition, the Company cancelled all outstanding IntruVert restricted stock and outstanding stock options and agreed to make cash payments to former IntruVert employees contingent upon their continued employment with the Company, based on the same vesting terms of their restricted stock or stock option agreements. The payments to former IntruVert employees are recorded monthly as salary expense as the employees are currently providing services to the Company. Payments under the restricted stock plan are paid ratably over the vesting period from an escrow account and will total approximately $3.0 million from the purchase date through the fourth quarter of 2006. Payments under the stock option plan are being paid monthly through the Company’s payroll and will total approximately $4.1 million from the purchase date through the second quarter of 2007. Cash payments that were fully vested at the date of the acquisition were included in the purchase price. If a former IntruVert employee ceases employment with the Company, unvested payment amounts will be returned to the Company.

      As part of the Entercept acquisition, the Company assumed all outstanding unvested Entercept cash bonus units and agreed to make specified per unit cash payments to former Entercept employees contingent upon their continued employment with the Company for one year based on the vesting terms of such units, generally one year. The payments to former Entercept employees are expensed monthly as salary expense as the employees are currently providing services to the Company. Total payments subject to remaining vesting are estimated to be $2.4 million. Amounts to be paid under the cash bonus plan are held in escrow and will be paid generally at the end of one year from the Entercept purchase date. Employees that are no longer with the Company at the payment date will not receive any payment, and any forfeited payments will be allocated to Entercept stockholders.

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

We Face a Number of Risks Related to Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 40% to 45% of our net revenue in any quarter. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 35% of net revenue in 2002 and the first nine months of 2003, respectively.

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

Payment Difficulties

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $15.2 million at September 30, 2003, $6.6 million at December 31, 2002 and $8.4 million at December 31, 2001. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

We Face the Risk of Future Charges in the Event of Impairment and will Experience Significant Amortization Charges Related to Purchased Technology.

      We adopted SFAS 142 beginning in 2002 and, as a result, we no longer amortize goodwill. However, we will continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles. For the nine months ended September 30, 2003, the year ended December 31, 2002 and 2001, our amortization charge for purchased technology and other intangibles was approximately $20.3 million, $13.9 million and $12.9 million, respectively. In addition, we must evaluate our intangible assets, including goodwill and purchased technology, at least annually for impairment according to the guidance provided by SFAS 142. We completed the initial impairment review during the second quarter of 2002 and subsequently completed our annual impairment review during the fourth quarter of 2002. As a result of these reviews, the intangible assets were determined not to be impaired. If we determine that these items are impaired, we will be required to take a related non-recurring charge to earnings.

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

Our Stock Price Has Been Volatile and is Likely to Remain Volatile.

      During the 12-month period ended September 30, 2003, our stock price was highly volatile ranging from a per share high of $20.70 to a low of $8.14. On November 10, 2003, our stock’s closing price per share was $13.93. Announcements, business developments, such as a material acquisition, litigation developments, and our ability to meet the expectations of investors with respect to our operating and financial results may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price. Securities class action litigation has been instituted following previous periods of volatility.

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

      Information with respect to this item is incorporated by reference to Note 13 of the Notes to the Condensed Consolidated Financial Statements included herein beginning on page 30 of this Report on Form 10-Q.

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

      Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, George Samenuk, our Chairman and Chief Executive Officer, Stephen C. Richards, our Chief Operating Officer and Chief Financial Officer, Vernon Gene Hodges, our President, Kent H. Roberts, our Executive Vice President and General Counsel, and Arthur Matin, President of our McAfee Security business, each a Section 16 officer, have adopted Rule 10b5-1 trading plans. In addition, Amanda Hodges, the wife of our President, has also adopted a Rule 10b5-1 trading plan. We believe that additional directors, officers and employees have established or may establish such programs As a result of our March 2003 announced restatement of certain prior period financial statements and the delay in the filing of our 2002 Form 10-K, all trades in our stock by our Section 16 officers, including trades pursuant to Rule 10b5-1 trading plans, were suspended and continue to remain suspended. All trades in our common stock made during 2003, prior to such suspension, by officers who have adopted Rule 10b5-1 trading plans were made pursuant to the terms of such plans.

      Item 6. Exhibits and Reports on Form 8-K:

      (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

      (b) Form 8-K.

      On July 16, 2003, we furnished a report on Form 8-K to announce our anticipated second quarter financial results.

      On September 29, 2003, we filed a report on Form 8-K to announce updated timing for filing our restated financial results.

      On October 23, 2003, we furnished a Form 8-K to announce our third quarter results.

      On November 3, 2003, we furnished a Form 8-K to announce the completion of the previously announced restatement of financial statements and the filing of certain documents with the Securities and Exchange Commission.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

Date: November 14, 2003

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2	—	Combination Agreement dated August 16, 1996 among the Registrant, FSA Combination Corp., FSA Corporation and Daniel Freedman.(2)
2.3	—	Stock Exchange Agreement dated January 13, 1997 among the Registrant, FSA Combination Corp., Kabushiki Kaisha Jade and the shareholders of Jade.(3)
2.4	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, Helix Software Company and DNA Acquisition Corp.(4)
2.5	—	Agreement and Plan of Reorganization dated December 1, 1997 between the Registrant, PGP and PG Acquisition Corp.(5)
2.6	—	Agreement and Plan of Reorganization dated February 22, 1998, between the Registrant, TIS and Thor Acquisition Corp.(6)
2.7	—	Agreement and Plan of Reorganization by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp. and Igal Lichtman dated March 2, 1998. Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated March 24, 1998. Second Amendment Agreement by and among the Registrant, Magic Solutions International, Inc., Merlin Acquisition Corp., and Igal Lichtman dated April 1, 1998.(7)
2.8	—	Stock Purchase Agreement, dated as of February 26, 1998, by and between FSA Combination Corp., and Brenda Joyce Cook.(8)
2.9	—	Share Purchase Agreement, dated as of March 30, 1998, among FSA Combination Corp., and Irina Karlsson and Jarmo Rouvinen.(8)
2.10	—	Stock Purchase Agreement, dated as of May 10, 1998, among FSA Combination Corp., and Secure Networks, Inc.(8)
2.11	—	Transaction Agreement, dated June 9, 1998, by and between the Registrant and Dr. Solomon’s Group Plc.(13)
2.12	—	Agreement and Plan of Merger, dated July 28, 1998, by and between the Registrant and CyberMedia, Inc.(14)
3.1	—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(6)
3.2	—	Amended and Restated Bylaws of the Registrant.(22)
3.3	—	Certificate of Designation of Series A Preferred Stock of the Registrant.(9)
3.4	—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(15)
4.1	—	Indenture dated as of February 13, 1998 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.(10)
4.2	—	Resale Registration Rights Agreement, dated as of August 17, 2001, by and between the Registrant and Lehman Brothers, Inc.(19)
4.3	—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(18)
10.1	—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(4)
10.2	—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(4)
10.3	—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(4)
10.4	—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(4)
10.5	—	2002 Employee Stock Purchase Plan.(11)
10.6*	—	1997 Stock Incentive Plan, as Amended.(11)
10.7*	—	Amended and Restated 1993 Stock Option Plan for Outside Directors.(22)

Exhibit
Number		Description

10.8*	—	2000 Nonstatutory Stock Option Plan.(16)
10.9*	—	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(24)
10.10*	—	Employment agreement between Stephen C. Richards and Registrant, dated April 3, 2001.(17)
10.11	—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(19)
10.12	—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(19)
10.13	—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(19)
10.14	—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(19)
10.15	—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(19)
10.16	—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(19)
10.17	—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.18	—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.19	—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.20	—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.21	—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(19)
10.22	—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(19)
10.23	—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(19)
10.24	—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(19)
10.25	—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(19)
10.26	—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(19)
10.27	—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(19)
10.28	—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(19)
10.29*	—	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(20)
10.30*	—	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001.(20)
10.31*	—	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(20)
10.32*	—	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002.(21)
10.33*	—	Summary of Pay for Performance Plan.(22)
12.1	—	Ratio of Earnings to Fixed Charges
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 1997.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K/ A filed with the Commission on February 28, 1995.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on April 3, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 26, 1998.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on May 6, 1998.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(12)	[Reserved]

(13)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 16, 1998.

(14)	Incorporated by reference from CyberMedia Inc.’s Schedule 13D filed by the Registrant with the Commission on August 7, 1998. CyberMedia Inc.’s filings with the Commission were made under File Number 0-21289.

(15)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(16)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(17)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(20)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(22)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.