Form 10-K
period 2003-12-31
NETWORKS ASSOCIATES INC/
filed 2004-03-09
CIK 890801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

      The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003) was approximately $2.0 billion. The number of shares outstanding of the issuer’s common stock as of January 31, 2004 was 163,239,520.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004.

This document contains 126 pages.

NETWORKS ASSOCIATES INC.

FORM 10-K

For the fiscal year ended December 31, 2003

PART I

Item 1.     Business

General

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 9 in this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

      This report includes registered trademarks and trade names of Network Associates and other corporations. Trademarks or trade names owned by Network Associates and/or its affiliates include: “Network Associates,” “McAfee” and “Sniffer.”

      Networks Associates, Inc. is headquartered at 3965 Freedom Circle, Santa Clara, California, 95054, and the telephone number at that location is (408) 988-3832. The Network Associates’ web site is www.networkassociates.com.

OVERVIEW

      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium-sized businesses and consumer users. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific and Latin America. See note 19 to the consolidated financial statements for a description of revenues, operating income and assets by geographic region.

      Our McAfee Protection-in-Depth Strategy is designed to provide a complete set of system and network protection solutions differentiated by intrusion prevention technology that can detect and block known and unknown attacks. To more effectively market our products in our various geographic sales regions, as more fully described below, we have combined complementary products into separate product groups as follows:

•	McAfee System Protection Solutions, which delivers anti-virus and security products and services designed to protect systems such as desktops and servers and

•	McAfee Network Protection Solutions, which offers products designed to maximize the performance and security of networks, including Sniffer Technologies network analysis and availability technologies, network intrusion prevention with McAfee IntruShield and InfiniStream Security Forensics.

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

      In 2003, our net revenue was $936.3 million and net income was $70.2 million.

McAfee System Protection Solutions

      McAfee System Protection Solutions helps large enterprises, small/medium businesses, consumers, government agencies and educational organizations assure the availability and security of their desktops, application servers and web service engines. The McAfee System Protection Solutions portfolio features a range of products including anti-virus, managed services, McAfee SpamKiller anti-spam solutions, McAfee ThreatScan vulnerability assessment and McAfee Entercept for host-based intrusion prevention. Each is backed by the McAfee Anti-Virus Emergency Response Team, a leading threat research organization.

      McAfee System Protection Solutions also includes McAfee Consumer Security, offering both traditional retail products and our on-line subscription services. Our consumer retail and on-line subscription applications allow users to protect their PCs from malicious code and other attacks, repair PCs from damage caused by viruses and block spam and other undesirable content. Our retail products are sold through retail outlets, including Best Buy, CompUSA, Dixons and Staples, to single users and small home offices in the form of traditional boxed product. These products include free and for-fee software updates and technical support services. Our on-line subscription services are delivered through the use of an Internet browser at our McAfee.com web site and through multiple on-line service providers and original equipment manufacturers, or OEMs.

      Until recently, McAfee System Protection Solutions also included our Magic Service Desk business, offering management and visibility of desktop and server systems. In December 2003, we agreed to sell our Magic Service Desk business to BMC Software. The transaction closed in January 2004.

McAfee Network Protection Solutions

      McAfee Network Protection Solutions helps enterprises, small businesses, government agencies, educational organizations and service providers maximize the availability, performance and security of their network infrastructure. The McAfee Network Protection Solutions portfolio features a range of products including Sniffer and the nPO Solution for network management. Sniffer’s products capture data, monitor network traffic and collect and report on key network statistics. These products are also designed to optimize network and application performance and increase network reliability by uncovering and analyzing network problems and network security vulnerabilities and recommending solutions to such problems. Other McAfee Network Protection Solutions products include InfiniStream Security Forensics for security forensics and McAfee IntruShield for network intrusion detection and prevention. Customers for these products include enterprises, government agencies and educational organizations, as well as service providers.

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

      Education Services offer customers an extensive curriculum of computer network technology courses, including protocol analysis and troubleshooting, security and network management tools. Education Services provides public classes and customized on-site training at customer locations.

      The PrimeSupport program provides our customers on-line and telephone-based technical support in an effort to ensure that our products are installed and working properly. To meet customers’ varying needs, PrimeSupport offers a choice of the on-line ServicePortal or the telephone-based Connect, Priority and Enterprise. All PrimeSupport programs include software updates and upgrades. PrimeSupport is available to all customers worldwide from various regional support centers.

•	PrimeSupport ServicePortal — Consists of a searchable, knowledge base of technical solutions and links to a variety of technical documents such as product FAQs and technical notes.

•	PrimeSupport Connect — Provides toll-free telephone access to technical support during regular business hours and access to the on-line ServicePortal.

•	PrimeSupport Priority — Provides priority, unlimited, toll-free (where available) telephone access to technical support 24 hours a day, 7 days a week and access to the on-line ServicePortal.

•	PrimeSupport Enterprise — Offers proactive, personalized service and includes an assigned technical support engineer from our Enterprise support team, proactive support contact (telephone or email) with customer-defined frequency, election of five designated customer contacts and access to the on-line ServicePortal.

      In addition, we also offer our consumer users technical support services made available at our McAfee.com website on both a free and fee-based basis, depending on the support level required.

Network Associates Labs

      Network Associates Labs, or NAI Labs, is our research and development organization dedicated to advanced network and host system intrusion detection and prevention and security technology. NAI Labs currently conducts research in the areas of host intrusion prevention, network intrusion prevention, wireless intrusion prevention, malicious code defense, security policy and management, high-performance assurance and forensics and threats, attacks, vulnerabilities and architectures. NAI Labs has ongoing projects funded through the U.S. Defense Advanced Research Projects Agency, the U.S. Intelligence Community Advanced Research & Development Activity, Air Force, Navy, Army, NSA and other Department of Defense and U.S. government agencies. NAI Labs focuses on exploiting government research to advance the capabilities of our product-line offerings.

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

Product Licensing Model

      We typically license our products to corporate and government customers on a perpetual basis. Most of our licenses are sold with maintenance contracts, and typically these are sold on an annual basis. As the maintenance contracts near expiration, we contact customers to renew their contracts, as applicable. We typically sell perpetual licenses in connection with sales of our hardware-based products in which software is bundled with the hardware platform.

      For our largest customers (over 2000 nodes), we also offer two-year term-based licenses. Our two-year term licensing model also creates the opportunity for recurring revenue through the renewal of existing licenses. By offering two-year licenses, as opposed to traditional perpetual licenses, we are also able to meet a lower initial cost threshold for customers with annual budgetary constraints. The renewal process also provides an opportunity to cross-sell new products and product lines to existing customers.

On-Line Subscriptions and Managed Applications

      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our McAfee.com web site where consumers download our anti-virus application using their Internet browser which allows the application to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software patches and upgrades. Our McAfee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Internet Privacy Service, as well as combinations of these services through suites.

      Similarly, our small and medium sized business on-line subscription products and services, or our ASaP offerings, provide these customers the most up-to-date anti-virus software. Our ASaP offerings include VirusScan ASaP, which provides anti-virus protection to desktops and file servers, VirusScreen ASaP, which screens e-mails to detect and quarantine viruses and infected attachments and Desktop Firewall ASaP, which blocks unauthorized network access and stops known network threats. At December 31, 2003, we had 3.7 million McAfee.com subscribers.

      We also make our on-line subscription products and services available over the Internet in what we refer to as a managed environment. Unlike our on-line subscription service solutions, these managed service providers; or MSP, solutions are customized, monitored and updated by networking professionals for a specific customer. We also allow intermediaries, such as Internet service providers, to sell and host our products and services in a managed environment.

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

International Sales

      We have sales and support operations in EMEA, Japan, North America, Asia-Pacific and Latin America. In 2003, 2002, and 2001 based on net revenue in our regions, international revenues accounted for approximately 35%, 37% and 35% of our net revenues, respectively. Within our international sales regions, sales forces are organized by country when and where local demand and sales force considerations make it advisable.

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

      Independent software distributors who currently supply our products include Digital River, Ingram Micro, Merisel America, MOCA and Tech Data. These distributors supply our products primarily to large retailers, value-added resellers, or VARs, mail order and telemarketing companies. Both through our authorized distributors and directly with certain retail resellers through a consignment model, we sell our retail packaged products to several of the larger computer and software retailers, including Best Buy, CompUSA, Dixons, Office Depot, Office Max and Staples. Members of our channel sales force work closely with our major reseller and distributor accounts to manage demand generating activities, training, order flow, and affiliate relationship management.

      Our top ten distributors typically account for between 46% and 62% of our net sales in any quarter. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to represent our products. If one of our significant distributors terminated its relationship with us, we could experience a significant interruption in the distribution of our products.

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

Original Equipment Manufacturers

      OEMs license our products and bundle them with PC hardware or software. For example, we are an anti-virus provider for PC hardware manufacturers such as Apple, Dell, NEC, Phoenix Technologies and Sony. OEMs typically sublicense a single version of our products to end users who must contact us in order to receive their updates. We typically receive a per-copy royalty from, or revenue share with, our OEMs.

Other Marketing Activities

      Channel marketing is the means by which we market, promote, train and incent our resellers and distributors to promote our products to their end-user customers. We offer our resellers and distributors technical and sales training classes, marketing and sales assistance kits. We also provide specific cooperative marketing programs for end-user seminars, catalogs, demand creation and sales events.

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

      We also market our products through the use of rebate programs. Within most countries we typically offer two types of rebate programs, volume incentive rebates to channel partners and promotional rebates to end-users. The channel partner earns a volume incentive rebate primarily based upon its sale of our products to end-users. From time to time, we also make rebates available to individual users of various products purchased through multiple channels.

Customers

      We primarily market our products to large corporate and government customers through our direct sales organization and indirectly through resellers and distributors. A majority of our products are distributed indirectly through resellers and distributors. During 2003, one distributor, Ingram Micro, accounted for more than 20% of our net revenue and together with another distributor, TechData, in total accounted for approximately 33% of our net revenue.

      We market our products to individual consumers directly through on-line distribution channels and indirectly through traditional distribution channels, such as retail stores, OEMS and on-line partners. McAfee Consumer is responsible for on-line distribution of our products sold to individual consumers over the Internet or for Internet-based products, including products distributed by our on-line partners, and for the licensing of technology to strategic distribution partners for sale to individual consumers, with certain exceptions.

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

      For 2003, 2002 and 2001, we expensed $184.6 million, $148.8 million and $146.7 million (or, excluding stock based compensation charges, $179.4 million, $144.8 million and $142.1 million), respectively, on research and development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Competition

      The markets for our products are intensely competitive and are subject to rapid changes in technology. We also expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include, but are not limited to:

•	performance

•	quality

•	breadth of product group

•	integration of products

•	brand name recognition

•	price

•	functionality

•	customer support

•	frequency of upgrades and updates

•	manageability of products

•	reputation

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

      Anti-Virus. Our principal competitors in the anti-virus market are Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. Sophos, Fsecure, Panda, and Dr. Ahn’s are also showing growth in their respective markets. As a result of its GeCAD Software acquisition, at some point we may also compete directly against Microsoft.

      Network Security and Intrusion Detection and Protection. Our principal competitors in the security market vary by product type. For intrusion detection and prevention products, we compete with Cisco Systems, Computer Associates, Enterasys, Fortinet, Internet Security Systems, NetScreen (which recently agreed to be acquired by Juniper Networks, Inc.), Sourcefire, Symantec and TippingPoint Technologies. The markets for encryption and virtual private network, or VPN, products are highly fragmented with numerous small and large vendors. VPN competitors include hardware and software vendors, including telecommunications companies and traditional networking suppliers.

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

Employees

      As of December 31, 2003, we employed approximately 3,700 individuals worldwide including approximately 1,000 in research and development, approximately 2,000 in sales and marketing, and approximately 700 in finance and administration. Approximately 1,600 employees are in locations outside the United States. With limited exceptions, none of our employees are represented by a labor union. We consider the relationships with our employees to be positive. Competition for qualified management and technical personnel is intense in the software industry. Our continued success depends in part upon our ability to attract and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

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

Operational Factors

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	costs or charges related to our acquisitions or dispositions, including our acquisition of the publicly held shares of McAfee.com in September 2002, our acquisitions of Entercept Security Technologies and IntruVert Networks in 2003 and the dispositions of our Magic business at the beginning of 2004 and PGP and Gauntlet businesses in 2002;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our perpetual and subscription software licenses attributable to support and maintenance;

•	stock-based compensation charges; and

•	costs related to extraordinary events, including litigation, reductions in force, relocation of personnel and restatement of our consolidated financial statements, and factors that lead to substantial drops in estimated values of long-lived assets below their carrying value.

Seasonal and Macroeconomic Factors

      Our net revenue is typically lower in the first quarter when many businesses experience lower sales, flat in the summer months, due in part to the European holiday season, and higher in the fourth quarter as customers typically complete annual budgetary cycles. In recent periods, continued poor economic conditions throughout the world have hurt our business.

It Is Difficult for Us to Estimate Operating Results Prior to the End of a Quarter.

      We do not maintain significant levels of backlog. Product revenues in any quarter are dependent, in significant part, on contracts entered into or orders booked and shipped in that quarter. Historically, we have experienced a trend toward more product orders, and therefore, a higher percentage of revenue shipments, in the last month of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of a quarter to place their order.

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

      As a result of information obtained in connection with the ongoing SEC and DOJ investigations, we concluded in March 2003 we would restate our consolidated financial statements to, among other things, reflect revenue on sales to our distributors for 1998 through 2000 on a sell-through basis (which is how we reported sales to distributors since the beginning of 2001). Although we filed these restated consolidated financial statements on October 31, 2003, the SEC and DOJ inquiries have resulted, and may continue to result in, a diversion of management’s attention and resources and may contribute to current and future stock price volatility.

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

We Are Subject to Intense Competition in the System And Network Protection Markets, and We Expect to Face Increased Competition in the Future.

      The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources.

      We face competition in specific product markets. Principal competitors include:

•	in the anti-virus product market, Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. Sophos, Fsecure, Panda, and Dr. Ahn’s are also showing growth in their respective markets. As a result of its GeCAD Software acquisition, at some point we may also compete directly against Microsoft;

•	in the network fault identification and application performance management product market, Netscout and WildPackets, with other competitors including Agilent, Cisco Systems, Compuware Corporation, Concord Communications, Finisar, Fluke Networks, Network Instruments and Niksun; and

•	in the market for our other intrusion detection and protection products, Cisco Systems, Computer Associates, Enterasys Internet Security Systems, Netscreen (which recently agreed to be acquired by Juniper Networks, Inc.), Sourcefire, Symantec and TippingPoint Technologies.

      Other competitors for our various products could include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products.

      Increasingly, our competitors are large vendors of hardware or operating system software. These competitors are continuously developing or incorporating system and network protection functionality into their products. For example, Juniper Networks recently agreed to acquire Netscreen and, through its acquisition of Okena, Cisco Systems may incorporate functionality that competes with our content filtering and anti-virus products. Similarly, following its acquisition of GeCAD Software, Microsoft indicated its plans to boost security of its Windows platform. The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as firms seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position.

We Face Risks Related to Our Recent Product Reorganization and Our Intrusion Prevention Focus.

      Following our IntruVert and Entercept acquisitions in the first half of 2003, we reorganized our products into our McAfee System Protection Solutions and McAfee Network Protection Solutions product groups. At the end of 2003, we agreed to dispose of our Magic Solutions business. These activities are intended to better leverage the McAfee brand and better position us as a provider of a complete set of system and network protection solutions differentiated by intrusion prevention technology. Risks related to these activities include:

•	we may be unable to successfully expand our McAfee brand beyond our anti-virus products;

•	our strategic positioning may result in our competing more directly with larger, more established competitors, such as Cisco Systems and Microsoft;

•	many of our network and system protection products were recently acquired and the income potential for these products is unproven and the market for these products is volatile;

•	our sales force requires additional specialized training to sell a number of our products;

•	disposition activities may result in significant accounting charges, management distraction and undesired loss of personnel; and

•	there may be customer confusion around our strategy.

Critical Personnel May Be Difficult to Attract, Assimilate and Retain.

      Our success depends in large part on our ability to attract and retain, in addition to senior management personnel, technically qualified and highly-skilled sales, consulting, technical and marketing personnel. Competition for qualified individuals is intense. To attract and retain critical personnel, we believe that we must provide a competitive compensation package, including stock options. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our other stockholders generally, may not approve future requests for option increases. At our most recent annual meeting held in December 2003, our stockholders did not approve a proposed increase in options available for grant under our employee stock option plans. Additionally, the accounting industry continues to consider whether corporations must include a compensation expense in their statement of income relating to the issuance of employee stock options. If options are required to be expensed,we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations.

      In recent periods, we have taken and may continue to take efforts to rationalize the size of our employee base, including after the sale of our Magic Solutions, PGP and TIS businesses. While our overall employee level at the end of 2003 decreased to approximately 3,700 from approximately 3,800 at the end of 2002, through our 2003 acquisitions, we hired a number of new employees. Reductions in personnel may harm our business, employee retention or our ability to attract new personnel by, among other things, reducing overall employee morale, requiring remaining personnel to perform a greater amount of, or new and different, responsibilities or result in the loss of personnel otherwise critical to our business. For new employees, there also may be reduced levels of productivity as recent additions or hires are trained and otherwise assimilate and adapt to our organization and culture. In addition, we may face difficulties in recruiting, hiring and training qualified employees for our Bangalore facility, where we have increased our employee levels in connection with the relocation of a significant portion of our research and development operations.

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

We Face Risks Associated With Past and Future Acquisitions.

      We may buy or make investments in complementary companies, products and technologies. In addition to our acquisition of the publicly traded shares of McAfee.com, in 2003 we completed strategic acquisitions of Entercept and IntruVert.

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

Open Source Software

      Products or technologies acquired by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted because, among other reasons:

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

Use of Cash and Securities

      Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, 2003 and 2002, we used approximately $217.3 million and $118.3 million of cash to make various acquisitions, including approximately $217.1 million in net cash used in 2003 to acquire IntruVert and Entercept and approximately $98.4 million used in 2002 to acquire the publicly traded shares of McAfee.com, our previously publicly traded subsidiary. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.

We Have Recently Experienced Significant Additions to Our Senior Management and Changes in Our Sales Organization.

      Several members of our senior management were only added in the last year, and we may add new members to senior management. In December 2003, we promoted Mike Dalton to President of our EMEA region. In July 2003, we reorganized our sales organization and, among other actions, we elevated Kevin Weiss to the newly created position of executive vice president of worldwide sales. Also, in September 2003, we named James Lewandowski executive vice president of North American sales and Donna Troy executive vice president of worldwide channels. Changes in management and our sales organization may be disruptive to our business and may result in the departure of existing employees and/or customers. It may take significant time to locate, retain and integrate qualified management personnel.

We Face Risks Related to Our International Operations.

      For 2003, 2002 and 2001, net revenue in our international operating regions represented approximately 35%, 37% and 35% of our net revenue. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue.

      Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of the reorganization of our international sales forces by regions;

•	the ability to successfully localize software products for a significant number of international markets;

•	uncertainties relative to regional economic circumstances, including the economic weakness throughout Asia and Latin America over the past several years and pricing pressures associated with weak economic conditions in these regions;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	compliance with more stringent consumer protection laws;

•	currency fluctuations and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions; and

•	a high incidence of software piracy in some countries.

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

      We may incur stock-based compensation charges related to (i) employee options repriced in April 1999 (“Repriced Options”), (ii) McAfee.com options we assumed in the acquisition of the publicly traded McAfee.com shares in September 2002 (“McAfee.com Options”) (iii) unvested IntruVert options that were cancelled in May 2003 related to this acquisition (the “IntruVert Options”) and exchanged for cash placed in escrow, and (iv) unvested IntruVert restricted stock that was cancelled in May 2003 related to this acquisition (the “IntruVert Restricted Stock”), and exchanged for monthly cash payments as the former employees provide services to us. The size of the charges related to the Repriced Options and McAfee.com Options could be significant depending on the movements in the market value of our common stock. As a result of Financial Accounting Standards Board Interpretation No. 44, effective July 1, 2000, Repriced Options and McAfee.com Options are subject to variable accounting treatment. The stock-based compensation charge (or credit) for the Repriced Options is determined by the excess of our closing stock price at the end of a reporting period over the fair value of our common stock on July 1, 2000, equivalent to $20.375. The stock-based compensation charge (or credit) for the McAfee Options is determined by the excess of our closing stock price over the exercise price of the option minus $11.85 payable upon exercise of the option. Remeasurement of the charge continues until the earlier of the date of exercise, forfeiture or cancellation without replacement. The resulting compensation charge (or credit) to earnings will be recorded over the remaining life of the options subject to variable accounting treatment.

      For 2003 and 2002, stock-based compensation charges of approximately $3.4 million and $16.1 million, respectively, were recorded for McAfee.com Options. In 2002, credits of approximately $5.5 million were recorded for the Repriced Options. No stock based compensation charges were recorded for the Repriced Options in 2003.

      During the remaining life of both the McAfee.com Options and Repriced Options, we may record additional stock-based compensation charges or credits. We estimate that a $1 increase in our stock price at December 31, 2003 would increase our future stock compensation charge by approximately $0.5 million.

      For the cash paid to cancel the IntruVert Options that was placed in escrow, we will recognize compensation expense as the former IntruVert employees provide services to us. For the IntruVert Restricted Stock, we will recognize compensation expense monthly over the next three to four years as the former IntruVert employees provide services to us. For 2004, we expect the expense to be approximately $2.8 million with respect to the IntruVert Options and Restricted Stock.

      We may also incur significant compensation payments under the Entercept Retention Plan (the “Retention Plan Payments”). For the Retention Plan Payments, we will recognize compensation expense as the required service periods for the retention payments expire over one year. The Retention Plan Payments were funded at the time of the Entercept acquisition, and amounts not paid to the Retention Plan participants will be paid to the former Entercept stockholders. For 2004, we expect the remaining expenses to be approximately $0.6 million.

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

We Face a Number of Risks Related to Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 46% to 62% of our net sales in any quarter. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 33% in 2003 and 35% in 2002 of net revenue.

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

Payment Difficulties

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $2.9 million at December 31, 2003, $6.6 million at December 31, 2002 and $8.4 million at December 31, 2001. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

We Face the Risk of Future Charges in The event of Impairment and Will Experience Significant Amortization Charges Related to Purchased Technology.

      We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 (SFAS 142) beginning in 2002 and, as a result, we no longer amortize goodwill. However, we continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles. For the years ended December 31, 2003, 2002, and 2001, our amortization charge for purchased technology and other intangibles was approximately $27.0 million, $13.9 million and $12.9 million respectively. In addition, we must evaluate our goodwill, at least annually for impairment according to the guidance provided by SFAS 142. We completed the annual impairment review during the fourth quarter of 2003. As a result of this review, goodwill was determined not to be impaired. If during subsequent testing, we determine that goodwill is impaired, we will be required to take a non-cash charge to earnings.

      In addition, we will continue to evaluate potential impairments of our long lived assets, including our property and equipment and amortizable intangibles under SFAS 144 “Accounting for Impairment or

Disposal of Long-Lived Assets”. In 2003, we have determined that we have no impairment of our property and equipment and amortizable intangibles.

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

We Face Risks Related to Our Strategic Alliances.

      We may not realize the desired benefits from our strategic alliances on a timely basis or at all. We face a number of risks relating to our strategic alliances, including the following:

•	Our strategic alliances are generally terminable by either party with no or minimal notice or penalties. We may expend significant time, money and resources to further strategic alliances that are thereafter terminated.

•	Business interests may diverge over time, which might result in conflict, termination or a reduction in collaboration. For example, our alliance with Internet Security Systems was terminated following the announcement of our acquisition in 2003 of Entercept and IntruVert.

•	Strategic alliances require significant coordination between the parties involved. To be successful, our alliances may require the integration of other companies’ products with our products, which may involve significant time and expenditure by our technical staff and the technical staff of our strategic allies.

•	Our sales and marketing force may require additional training to market products that result from our strategic alliances. The marketing of these products may require additional sales force efforts and may be more complex than the marketing of our own products.

•	The integration of products from different companies may be more difficult than we anticipate, and the risk of integration difficulties, incompatible products and undetected programming errors or bugs may be higher than that normally associated with new products.

•	Our strategic alliances may involve providing professional services, which might require significant additional training of our professional services personnel and coordination between our professional services personnel and other third-party professional service personnel.

•	Due to the complex nature of our products and of those parties with whom we have strategic alliances, it may take longer then we anticipate to successfully integrate and market our respective products.

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

We Face Risks Related to Our On-Line Subscription Services Strategy.

      McAfee System Protection Solutions offers on-line subscription services to multiple user segments including large enterprises, small-medium businesses and consumers. Our McAfee.com website is dedicated to selling and delivering security services over the Internet for consumers and small businesses (primarily small office and home). Our ASaP web sites support our selling and delivery of subscription services to small-medium business and large enterprises. This web-based model is a relatively new concept and our on-line subscription services may fail to maintain or increase market acceptance. The growth and market acceptance and ultimate profitability of our on-line subscription services are highly uncertain and subject to a number of factors, including:

•	our ability to successfully adapt existing products or develop new or enhanced products that operate in a fast, secure and reliable manner over the Internet;

•	increased expenditures associated with the creation of a new business or delivery platform, such as product development, marketing, channel development and technical and administrative support;

•	the uninterrupted operability of our websites delivering security services over the Internet;

•	our ability to attract and retain professionals to manage the delivery of services;

•	the introduction of new products by third-party competitors; and

•	our ability to properly price our products and services to maximize profitable growth.

      We also allow intermediaries such as Internet service providers to sell and host our subscription based services. The service offerings of these partners may compete directly with our own subscription service sales efforts. Our success in making our on-line services available through our partners depends on several factors, including:

•	our ability to attract, train and maintain qualified and financially stable partners;

•	our ability to develop and maintain mutually satisfactory revenue sharing arrangements with our partners; and

•	our ability to maintain customer satisfaction.

Our Managed Service Provider Strategy Exposes Us to Risks in Addition to Those Generally Experienced with Our On-Line Subscription Services Strategy.

      We also make our technology available to be integrated with partner offers to be delivered as outsourced security solutions or managed security solutions. Unlike our on-line subscription services, Managed Service Provider (“MSP”) solutions are customized, monitored and updated by networking professionals for a specific customer. To successfully offer MSP services we must:

•	effectively monitor and customize each customer’s managed services;

•	attract and retain qualified networking professionals to manage customer accounts; and

•	effectively price our products and services to account for the higher costs associated with selling managed services.

      We also allow intermediaries, such as Outsourcers, MSPs and Managed Security Service Providers to sell and host our products and services in a managed environment. This partner strategy exposes us to additional risks:

•	we must select, train and maintain qualified and financially stable partners;

•	it is more difficult for us to ensure customer satisfaction as we do not have direct customer contact and we rely on our partners to timely and properly customize and administer our products, services and support:

•	we must develop and maintain mutually satisfactory revenue sharing arrangements with our partners; and

•	our partners may compete with our own direct sales efforts.

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

Third-Party Licenses

      Some of our products incorporate licensed software. We must be able to obtain reasonably priced licenses and successfully integrate this software with our hardware. In addition, some of our products may include “open source” software. Our ability to commercialize products or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our products.

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

      If we acquire a portion of software included in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties as to the origin and ownership of any software being acquired. Similarly, notwithstanding measures taken by our competitors or us to protect our competitors’ intellectual property, exposure to infringement claims increases if we employ or hire software engineers previously employed by competitors. Further, to the extent we utilize “open source” software we face risks. For example, the scope and requirements of the most common open source software license, the GNU General Public License (“GPL”), have not been interpreted in a court of law. Use of GPL software could subject certain portions of our proprietary software to the GPL requirements. Other forms of “open source” software licensing present license compliance risks, which could result in litigation or loss of the right to use this software.

Pending or Future Litigation Could Have a Material Adverse Impact on Our Results of Operation and Financial Condition.

      In addition to intellectual property litigation, from time to time, we have been subject to litigation. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources. In 2000, a putative securities class action was filed against us, our directors and our former officers. In 2003, we entered into a memorandum agreement of settlement resolving the litigation for $70.0 million, with the settlement approved by the court in February 2004.

Our Stock Price Has Been Volatile and is Likely to Remain Volatile.

      During the 12-month period ended December 31, 2003, our stock price was highly volatile ranging from a per share high of $20.28 to a low of $10.75. On January 30, 2004, our stock’s closing price per share price was $17.35. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price.

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

Computer “Hackers” May Damage Our Products, Services and Systems.

      Due to our high profile in the network and system protection software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various websites. For example, we have recently seen the spread of viruses, or worms, that intentionally delete anti-virus and firewall software. Similarly, hackers may attempt to penetrate our network security and misappropriate proprietary information or cause interruptions of our internal systems and services. Also, a number of websites have been subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. If successful, any of these events could damage users’ or our computer systems. In addition, since we do not control diskette duplication by distributors or our independent agents, diskettes containing our software may be infected with viruses.

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

Business Interruptions May Impede Our Operations and the Operations of Our Customers.

      We are implementing a new customer relationship management information system. Implementation of these types of computer systems are often disruptive to business and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new system and the ongoing operations and support of the new system could materially harm our business operations. In addition, we and our customers face a number of potential business interruption risks that are beyond our respective control. Natural disasters or other events could interrupt our business or the business of our customers, and each of us is reliant on external infrastructure that may be antiquated. For example, many parts of the United States and Canada experienced a widespread power blackout in August 2003, adversely impacting business in those areas. Also, an outbreak of SARS, bird flu or other highly contagious illnesses could have an adverse impact on our operations and the operations of our customers. Our corporate headquarters are located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Despite safety precautions that have been implemented, there is no guarantee that an earthquake would not seriously disturb our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake and other natural disasters.

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

We May Not Realize the Anticipated Benefits from Our Strategic Investments.

      We have made a number of venture and minority investments in private companies with complementary products, services and technologies. During 2002 and 2001, we recorded impairment charges of $0.2 million and $20.6 million, respectively, in connection with these investments. We recorded no impairment charges in 2003 as all of our investments have no carrying value. We may make additional strategic investments. These investments are speculative in value, and we may lose all or part of the money invested.

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

Our Charter Documents and Delaware Law and Our Rights Plan May Impede or Discourage a Takeover, Which Could Lower Our Stock Price.

Our Charter Documents and Delaware Law

      Pursuant to our charter, our board of directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

      Our classified board and other provisions of Delaware law and our certificate of incorporation and bylaws, could also delay or make a merger, tender offer or proxy contest involving us more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2004 annual meeting, must meet the qualifications and follow the procedures specified under both the Exchange Act of 1934 and our bylaws.

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

Item 2.     Properties

      Our headquarters currently occupy approximately 135,000 square feet in facilities located in Santa Clara, California under leases expiring in 2013. Worldwide, we lease facilities with approximately 808,000 total square feet, with leases that expire at various times. Our primary international facilities are located in, Germany, India, Japan, the Netherlands and the United Kingdom. Other significant domestic sites include California, Maryland, Oregon and Texas. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

      We own our regional office located in Plano, Texas. The 170,000 square feet facility, opened in January 2003 and is located on 15.6 acres of owned land. This facility supports approximately 1,000 employees working in our customer support, engineering, accounting and finance, information technology, internal audit, legal and telesales groups.

Item 3.     Legal Proceedings

      Information with respect to this item is incorporated by reference to note 20 to the notes to consolidated financial statements included in this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

      1. The election of Messrs. Leslie Denend and George Samenuk as Class II directors, each for a three year term:

Leslie Denend:
Shares in Favor	135,459,809
Shares Withheld	2,415,052
George Samenuk:
Shares in Favor	134,877,105
Shares Withheld	2,997,756

      2. The approval of an amendment to the Company’s 1997 Stock Incentive Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 2,000,000 shares:

Shares in Favor	38,585,715
Shares Against	73,307,748
Shares Abstained	362,092

      3. The approval of an amendment to the Company’s Stock Option Plan for Outside Directors to increase the initial stock option grant and subsequent annual grant to non-employee directors by 5,000 shares to 50,000 and 25,000 shares of common stock, respectively:

Shares in Favor	62,830,924
Shares Against	49,038,448
Shares Abstained	386,183

      4. The approval of an amendment to the Company’s 2002 Employee Stock Purchase Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 2,000,000 shares:

Shares in Favor	106,275,748
Shares Against	5,611,758
Shares Abstained	368,049

      5. The ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2003:

Shares in Favor	131,790,293
Shares Against	5,727,546
Shares Abstained	357,022

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

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

	High	Low

Year Ended December 31, 2003
First Quarter	$20.28	$13.72
Second Quarter	14.40	10.80
Third Quarter	15.50	10.75
Fourth Quarter	15.59	12.95
Year Ended December 31, 2002
First Quarter	$29.99	$22.23
Second Quarter	25.81	16.29
Third Quarter	19.60	10.10
Fourth Quarter	18.83	8.45

Dividend Policy

      We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Holders of Common Stock

      As of January 31, 2004, there were approximately 915 record owners of our common stock.

Public Filings

      Our Internet address is www.networkassociates.com. We make available free of charge through our Internet website current and archived press releases and presentations, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with the SEC. We also make available through our Internet website our Corporate Governance Guidelines, the charter for the committees of our board of directors and our Code of Business Conduct and Ethics.

      The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. Information can also be downloaded from the SEC’s web-site at www.sec.gov.

Item 6.	Selected Financial Data

      You should read the following selected financial data with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” appearing elsewhere in this Form 10-K. In addition, for a description of events in connection with the restatement of our 2001, 2000 and 1999 operating results, you should read our 2002 10-K and Amendment No. 2 to our 2000 10-K, including in each case note 3 to the consolidated financial statements contained therein, each of which were filed with the SEC on October 31, 2003.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except for per share amounts)
Statement of Operations Data
Total net revenue	$936,336	$1,043,044	$1,071,660	$709,372	$660,337
Income (loss) from operations	65,653	114,727	153,483	(127,541)	(136,725)
Income (loss) before provision for (benefit from) income taxes, minority interest and cumulative effect of change in accounting principle	73,125	129,933	148,136	(70,924)	(127,776)
Income (loss) before cumulative effect of change in accounting principle	59,905	128,312	83,253	(108,014)	(151,964)
Cumulative effect of change in accounting principle, net of taxes	10,337	—	—	—	—
Net income (loss)	70,242	128,312	83,253	(108,014)	(151,964)
Income (loss) per share, before cumulative effect of change in accounting principle, basic	$0.37	$0.86	$0.60	$(0.78)	$(1.10)
Income (loss) per share, before cumulative effect of change in accounting principle, diluted	$0.36	$0.80	$0.53	$(0.78)	$(1.10)
Cumulative effect of change in accounting principle, basic	$0.07	$—	$—	$—	$—
Cumulative effect of change in accounting principle, diluted	$0.07	$—	$—	$—	$—
Net income (loss) per share, basic	$0.44	$0.86	$0.60	$(0.78)	$(1.10)
Net income (loss) per share, diluted	$0.43	$0.80	$0.53	$(0.78)	$(1.10)
Shares used in per share calculation — basic	160,338	149,441	137,847	138,072	138,695
Shares used in per share calculation — diluted	164,489	176,249	164,363	138,072	138,695

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$333,651	$674,226	$612,832	$275,539	$329,732
Working capital	415,768	475,418	443,035	79,591	64,560
Total assets	2,120,498	2,045,487	1,658,093	1,465,622	1,510,387
Deferred revenue and taxes	459,557	329,195	404,826	531,555	446,778
Long term debt and other long-term liabilities	570,162	519,150	579,243	400,456	382,517
Total equity	888,089	770,168	341,493	222,923	355,938

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements and Factors That May Affect Future Results

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview and Executive Summary

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

      We derive our revenue and generate cash from customers from primarily two sources (i) product revenue, which includes software license, hardware and royalty revenue, and (ii) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue. For 2003 and 2002, our net revenue was $936.3 million and $1,043.0 million, and our net income was $70.2 million and $128.3 million. Our net revenue is impacted by corporate, government and consumer spending levels. During the past three years, we have experienced softness in corporate level spending, with many of our customers delaying or permanently postponing technology solution implementations. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Sales by geography. We operate our business in five geographic regions: North America (U.S. and Canada); Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific and Latin America. In 2003, 35% of our net revenue was generated outside of North America, with North America and EMEA collectively accounting for 90% of our total net revenue. Our 2003 sales in EMEA totaling $240.6 million were favorably impacted by the strengthening of the Euro and the British Pound during the year. North America and EMEA have experienced many of the same economic trends.

•	Sales by product and customer category:

•	McAfee. Our McAfee products include enterprise, small and medium sized businesses and consumer products, with enterprise including our Entercept host-based intrusion protection products that were acquired in connection with the Entercept acquisition in 2003. While sales to enterprises and small and medium sized businesses have been down, we have experienced significant growth in the consumer market. From 2002 to 2003, we experienced 8% growth in our consumer anti-virus business and our on-line subscription arrangements revenue grew 39%. In 2003, we added 1.9 million net new subscribers to our McAfee.com on-line subscription service and at year-end had a total subscriber base of approximately 3.7 million customers. Our McAfee ASaP on-line service is targeted at small and medium sized businesses and has approximately 2.0 million subscribers at the end of 2003. Drivers of this subscriber growth include numerous virus outbreaks in 2003, including Slammer and Lovesan (Blaster) and strategic relationships with OEMs and others, such as AOL, Dell and MSN.

•	IntruShield. Our IntruShield network protection products, acquired by us in the second quarter of 2003, are sold primarily to enterprises and small and medium sized businesses. During 2003, we saw sales grow to approximately $9.0 million in the fourth quarter of 2003, with approximately 100 new customers added to our IntruShield customer base in the quarter.

•	Sniffer Technologies. Our Sniffer business has been impacted by the softness in corporate spending in 2002 and into 2003. We saw our Sniffer revenues decrease 21% from 2002 to 2003; however, we did begin to see a rebound in the fourth quarter of 2003, with Sniffer revenues up 33% over the prior quarter. We saw our newest Sniffer products performing very well in the quarter with approximately 22% of Sniffer sales being derived from products less than one year old.

•	Magic. We recently sold the assets of our Magic Solutions service desk business to BMC Software, Inc. The sale closed on January 30, 2004 and we received cash proceeds of approximately $48.0 million, subject to final purchase price adjustments. During 2003, 2002 and 2001, net revenue from the sale of Magic Solutions products totaled approximately $63.2 million, $68.4 million and $60.7 million respectively. The loss of future Magic revenues may increase our operating expenses as a percentage of net revenue.

•	Deferred revenue balances. Our deferred revenue balance at December 31, 2003 was $481.6 million, of which approximately $22.0 million relates to our Magic business. We believe that the deferred revenue balance improves predictability of future revenues. In the middle of 2003, we introduced our perpetual plus licensing program in EMEA and are introducing this program in the United States in the first quarter of 2004. Under the perpetual plus licensing program more revenue is allocated to service and support, therefore increasing the deferred revenue balance.

•	Cash, cash equivalents and investment balances. Cash, cash equivalents and investment balances at December 31, 2003 and 2002 totaled $766.3 million and $1.0 billion. During 2003, we generated approximately $156.3 million in cash from operations, used $374.5 million of cash for investing activities and used $146.6 million of cash for financing activities. Our primary utilization of cash in 2003 was to retire zero coupon debentures, make acquisitions and provide for settlement of a securities class action lawsuit commenced against us in 2000.

•	In 2004, our management is focused, on among other things, (i) continuing to build on the current momentum in the consumer market and to grow faster than the competition in the consumer space; (ii) increasing revenue from the small to medium sized business customers by improving our channel distribution relationships; (iii) continuing to take the steps to make Sniffer more profitable and cash flow positive; (iv) implementing cost controls and business streamlining measures required to improve operating margins; and (v) continuing to grow our intrusion prevention business.

Critical Accounting Policies and Estimates

      In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ, and could be material, from these estimates under different assumptions or conditions.

      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. We have not materially changed our methodology for calculating the estimates below in the past three years.

      Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically sales returns and other allowances, the allowance for doubtful accounts, our facility restructuring accrual; and the assessment of the probability of the outcome of litigation against us;

•	accounting for income taxes; and

•	valuation of goodwill, finite-lived intangibles and long-lived assets.

Revenue Recognition

      As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. These estimates affect the deferred revenue line item on our consolidated balance sheet and the net revenue line item on our consolidated statement of income. Estimates regarding revenue affect all of our operating geographies.

      We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not bifurcate the fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition‘(“SAB 104”). In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to our on-line software subscription services.

      We license our software products on a one and two-year subscription basis or on a perpetual basis. Our two-year subscription licenses include the first year of maintenance and support. Our on-line subscription arrangements require customers to pay a fixed fee and receive service over a period of time, generally one or two years. Customers do not pay setup fees. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For all sales, except those completed over the

Internet, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

      Delivery generally occurs when product is delivered to a common carrier or upon delivery of the license key which is delivered primarily through e-mail. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history and credit-worthiness of direct customers. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For indirect customers, we monitor the financial condition and ability to pay for goods sold. If we do not identify potential collection problems with our indirect customers on a timely basis, we could incur a charge for bad debt that could be material to our consolidated financial statements.

      For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to our company. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for both our two-year time based licenses and perpetual licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. This assessment generally includes analyses of the variability of renewal rates by product and region and determination of whether a majority of renewals supports our estimated fair value of the maintenance and support obligations. In cases where renewal rates are not quoted in the initial sales contracts, our assessment is critical because if an estimated fair value cannot be established through separate sales then the fee for the entire arrangement (e.g. delivered software and undelivered maintenance and support obligations) is deferred until delivery occurs which for maintenance would be ratably over the service period. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a specified acceptance provision, recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

Estimation of Sales Returns and Other Allowances, Allowance for Doubtful Accounts, Restructuring Accrual and Litigation

      Sales Returns and Other Allowances. In each accounting period, our management must make judgments and estimates of potential future product returns related to current period product revenue. We analyze and monitor current and historical return rates, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. We also budget for our sales incentives each quarter and determine amounts to be spent and we monitor amounts spent against our budgets. These estimates affect our net revenue line item on our statement of income and affect our net accounts receivable line item on our consolidated balance sheet. These estimates affect all of our operating geographies.

      If our sales returns experience were to increase by an additional 1% of license revenues, our allowance for sales returns at December 31, 2003 would increase and net revenue for 2003 would decrease by approximately $3.4 million.

      Allowance for Doubtful Accounts. We also make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable balances, current and historical bad debt trends, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for any account receivable for which there are identified collection issues. Bad debts have historically been approximately 2% of our average accounts receivable. These estimates affect the provision for doubtful accounts line item on our statement of income and the net accounts receivable line item on the consolidated balance sheet. The estimation of uncollectible accounts affects all of our operating geographies.

	December 31,	December 31,
	2003	2002

	(In millions)
Allowance for sales return	$9.1	$6.7
Allowance for sales incentives	30.5	25.6

Total allowance for sales return and incentives	39.6	32.3

Allowance for doubtful accounts	3.1	6.7

Total allowance	$42.7	$39.0

      At December 31, 2003, our accounts receivable balance, excluding Magic accounts receivable, was $170.2 million, net of allowance for doubtful accounts of $2.9 million. Our total allowance for doubtful accounts, including allowance related to Magic accounts receivable, amounts to $3.1 million and our total allowance for sales return and incentives amounts to $39.6 million. Our accounts receivable balance was $160.2 million, net of allowance for doubtful accounts of $6.6 million and provision for sales returns and other allowances of $32.3 million as of December 31, 2002. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at December 31, 2003, our allowance for doubtful accounts and provision for bad debt expense would increase by approximately $2.4 million.

      Restructuring Accrual. As part of a consolidation of activities into our Plano, Texas facility from our headquarters in Santa Clara, California, we recorded a restructuring charge of $15.8 million in the first quarter of 2003. We recorded this facility restructuring charge in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Exit Costs Associated With Exit or Disposal Activities” (“SFAS 146”). In order to determine our restructuring charge and corresponding liability, SFAS 146 required us to make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We developed these assumptions based on our understanding of the current real estate market in Santa Clara as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If, at December 31, 2003, our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by approximately $0.5 million.

      The estimates regarding our restructuring accrual affect our current liabilities and other long term liabilities line items in our consolidated balance sheet, since this liability will be settled each year through 2013. The estimate affects our statement of income in the restructuring line item. At December 31, 2003, our North American operating geography was the only geography affected by this estimate.

      Litigation. Management’s current estimated range of liability related to litigation that is brought against us from time to time is based on claims for which our management can estimate the amount and range of loss. We recorded the minimum estimated liability related to those claims, where there is a range of loss as there is no better point of estimate. Because of the uncertainties related to an unfavorable outcome of litigation, and the amount and range of loss on pending litigation, management is often unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As litigation progresses, we continue to assess our potential liability and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. Estimates of litigation liability affect our accrued liability line item on our consolidated balance sheet and our general and administrative expense line item on our statement of income.

Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess and make significant estimates regarding the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of income. Estimates related to income taxes affect the deferred tax asset and liability line items and accrued liabilities in our consolidated balance sheet and our income tax (benefit) expense line item in our statement of income. Income tax estimates affect all of our operating geographies.

      The net deferred tax asset as of December 31, 2003 is $359.7 million, net of a valuation allowance of $88.3 million due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our historical and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

      Tax returns are subject to audit by various taxing authorities. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolution of outstanding matters. We continue to assess our potential tax liability included in accrued taxes in the consolidated financial statements, and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position.

Valuation of Goodwill, Intangibles, and Long-lived Assets

      We account for goodwill and other indefinite-lived intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of amortization for goodwill and indefinite-lived intangibles and at least an annual test for impairment. An impairment review may be performed more frequently in the event circumstances indicate that the carrying value may not be recoverable. The goodwill impairment review involves a two-step process as described in note 2 to the consolidated financial statements.

      We are required to make estimates regarding the fair value of our reporting units when testing for potential impairment. We estimate the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. We estimate cash flows for these purposes using internal budgets based on recent and historical trends. We base these estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We also make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying value for each of our reporting units. If an impairment were present, these estimates would affect an impairment line item on our consolidated statement of income and would affect the goodwill and/or intangible line items in our consolidated balance sheet. As goodwill is allocated to all of our reporting units, any impairment could potentially affect each operating geography.

      Based on our current impairment test, there would have to be a significant change in assumptions used in such calculation in order for an impairment to occur as of December 31, 2003.

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

      Factors considered important, which could trigger an impairment review include, but are not limited to:

•	significant under performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant declines in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      Goodwill amounted to $443.6 million, excluding $9.8 million related to Magic, and $273.9 million as of December 31, 2003 and 2002, respectively. We did not hold any indefinite-lived intangibles as of December 31, 2003 or 2002. Net finite-lived intangible assets and long-lived assets amounted to $217.6 million and $182.8 million as of December 31, 2003 and 2002, respectively.

Previous Restatement of Consolidated Financial Statements

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our consolidated financial statements for 1998 through 2001 and should be read in conjunction with the consolidated financial statements contained in our 2002 Form 10-K (2000 through 2002) and Amendment No. 2 to our 2000 Form 10-K/ A (1998 through 2000), including in each case, the related notes and, in particular, note 3 describing the restatement. Among others, the more significant categories of restatement adjustments were recorded:

•	to properly reflect sales to our distributors and resellers on the sell-through basis for 1998 through 2000, which is how we have accounted for these sales since 2001; and

•	to correct certain errors previously made in the application of the revenue recognition principles under SOP 97-2 to multi-element revenue transactions in 1998 through 2000.

      We have determined that, excluding the effect of currency-related adjustments, the aggregate amount of net revenue was not reduced as a result of our change to the sell-through revenue recognition method for years prior to 2001 or adjustments related to multi-element licensing arrangements in 1998 through 2000. These adjustments had the effect of deferring revenue from earlier periods to be recognized in later periods, with amounts deferred in connection with our multi-element licensing arrangements generally being recognized in later periods as service and support revenue. In the aggregate, for 2003, 2002 and 2001, the restatement adjustments had the effect of increasing net revenues by $5.7 million, $101.2 million and $259.2 million, respectively, and decreasing expenses by $13.6 million in 2003, and increasing expenses in 2002 and 2001 by

$63.1 million and $75.3 million, respectively. In addition, net revenue in 2004 is expected to be increased by approximately $0.3 million as a result of the restatement.

Results of Operations

Years Ended December 31, 2003, 2002, and 2001

Net Revenue

      The following table sets forth for the periods indicated our product revenue and services and support revenue as a percent of net revenue (in thousands, except percentages):

				Percentage of
	For the Year Ended December 31,			Net Revenue

	2003	2002	2001	2003	2002	2001

	(In thousands, except percentages)
Net revenue:
Product	$513,610	$631,550	$611,030	55%	61%	57%
Services and support	422,726	411,494	460,630	45	39	43

Total net revenue	$936,336	$1,043,044	$1,071,660	100%	100%	100%

      Net revenue decreased 10% or $106.7 million from 2002 to 2003 and decreased 3% or $28.6 million in 2002 from 2001. The overall decline in each period is due primarily from weaknesses in the United States and other economies and continued reductions in corporate spending. Many of our customers and potential customers have: (i) delayed initiating the purchase process; (ii) increased the evaluation time to complete a purchase or postponed, sometimes indefinitely, full IT deployments; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software/services purchases to those believed by them to be necessary to satisfy an immediate need. Net revenue for 2003 includes approximately $63.2 million of Magic revenue. We sold our Magic business in January 2004.

      In the first quarter of 2004, we will expand our perpetual “plus” licensing arrangements to the United States. Under these arrangements, introduced in Europe and Asia earlier in 2003, we provide a perpetual license coupled with additional support, with a higher percentage of the contract value allocated to support revenues. As a result of these arrangements, we expect (i) an increase in the amount of services and support revenue relative to product revenue as a result of higher renewal rates and (ii) because support revenues are deferred and recognized over the life of the arrangement, an increased amount of revenue being deferred to future periods. Deferred revenue increased 21% to $481.6 million which includes $22.0 million of deferred revenue related to Magic, at December 31, 2003 from $397.2 million at September 30, 2003 and has increased $152.4 million from December 31, 2002.

Net Revenue by Geography

      The following table sets forth for the periods indicated net revenue, in each of the five geographic regions in which we operate:

				Percentage of
	For the Year Ended December 31,			Net Revenue

	2003	2002	2001	2003	2002	2001

	(In thousands, except percentages)
Net revenue:
North America	$606,685	$653,532	$696,136	65%	63%	65%
EMEA	240,616	298,659	292,663	26	28	26
Japan	40,519	39,369	28,919	4	4	3
Asia-Pacific	29,014	33,595	37,606	3	3	4
Latin America	19,502	17,889	16,336	2	2	2

Total net revenue	$936,336	$1,043,044	$1,071,660	100%	100%	100%

      Net revenue outside of North America (United States and Canada) accounted for approximately 35%, 37% and 35% of net revenue for 2003, 2002 and 2001. In the previous three years, net revenue from North America and EMEA has comprised approximately 90% of our business. In 2003, we saw a weakening of the U.S. dollar against many currencies, but most dramatically against the Euro and Great Britain Pound. As a result of the weakening U.S. dollar, we experienced positive impacts on our net revenue in EMEA region.

      In 2003, total net revenue in North America decreased 7% or $46.8 million as compared to 2002 and decreased 6% or $42.6 million from 2001 to 2002. The decrease in revenue is due to the overall economic downturn that has been experienced in the past three years in the United States as well as a softness in corporate spending.

      In EMEA, total net revenue decreased 19% or $58.0 million from 2003 to 2002. In 2002, EMEA net revenue remained relatively flat, increasing 2% or $6.0 million from 2001. As in North America, the European economies have been subject to a prolonged economic downturn resulting in companies temporarily or permanently delaying technology expenditures. Also, in the middle of 2003, we introduced our new perpetual plus licensing model in Europe with a larger portion of total contract values being deferred into later years.

      Our Japan, Latin America and Asia-Pacific operations combined have historically been approximately 9% of our total business, and we expect this trend to continue.

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

Product Revenue

      The following table sets forth for the periods indicated each major category of our product revenue.

				Percentage of
	For the Year Ended December 31,			Product Revenue

	2003	2002	2001	2003	2002	2001

	(In thousands, except percentages)
Term subscription licenses	$113,696	$181,825	$197,044	23%	29%	32%
Perpetual licenses	227,492	277,882	183,309	44%	44%	30%
Hardware	99,502	93,359	87,932	19%	15%	14%
Retail	45,993	63,236	127,453	9%	10%	21%
Other	26,927	15,248	15,292	5%	2%	3%

Total product revenue	$513,610	$631,550	$611,030	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail product and royalties. The $117.9 million, or 19%, decrease in product revenue from 2002 to 2003 is due to (i) the introduction of our perpetual plus licensing arrangements in EMEA and Asia-Pacific resulting in reduced product revenues and increased services and support revenues, (ii) continued softness in corporate spending over the past three years and (iii) the shift of our focus on the retail boxed product to our on-line subscription model for consumers and small and medium sized businesses. Product revenue from 2001 to 2002 remained relatively flat.

      Retail revenue in 2001 and 2002 includes approximately $72 million and $20 million of revenue deferred from prior years as part of our financial restatement. During 1998 through 2000 we did not properly establish VSOE on the sales of certain retail products. We generally expect a decline in our retail boxed products revenue as we continue to shift our focus to our on-line subscription services (with the related revenues categorized in services and support revenue below).

      Our customers license our software on a perpetual or term subscription basis depending on their preference. We expect perpetual licenses to become a larger percentage of product revenue in the future as we implement our perpetual plus licensing model. We expect the remaining mix of product revenue to remain relatively consistent as a percentage of revenue.

Services and Support Revenue

      The following table sets forth for the periods indicated each major category of our services and support revenue.

				Percentage of Services
	For the Year Ended December 31,			and Support Revenue

	2003	2002	2001	2003	2002	2001

	(In thousands, except percentages)
Support and maintenance	$313,731	$310,473	$359,403	74%	75%	78%
Consulting	27,421	36,740	41,276	7%	9%	9%
Training	9,486	12,527	19,161	2%	3%	4%
On-line subscription arrangements	72,088	51,754	40,790	17%	13%	9%

Total services and support revenue	$422,726	$411,494	$460,630	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. The $11.2 million, or 3%, increase in service and support revenue is due to a $20.3 million increase in our on-line subscription (McAfee.com and McAfee ASaP) arrangements, offset by decreases in consulting and training revenues totaling $12.4 million. The increase in our on-line subscription arrangements is due to an increase in our customer base to approximately 3.7 million subscribers at the end of 2003, as well as an increase in our McAfee ASaP on-line service for small-to-medium sized businesses. We saw decreases in our consulting and training revenues in each year because our customers typically first reduce consulting and training budgets when reducing overall IT costs and projects.

      In 2001, $100.4 million more of service and support revenue was recognized as compared to 2002 due to our restatement and the deferral of services and support revenue from 1998 through 2000 with respect to multi-element revenue contracts. Excluding this difference, service and support revenue increased by $51.5 million, reflecting growth of our installed customer base, an overall increase in maintenance pricing year over year and an $11.0 million increase in on-line subscription revenue generated primarily by our McAfee.com consumer site.

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

Cost of Net Revenue; Gross Margin

				Percentage of Cost of
	For the Year Ended December 31,			Net Revenue

	2003	2002	2001	2003	2002	2001

	(In thousands, except percentages)
Cost of net revenue:
Product	$86,646	$104,039	$114,917	58%	63%	65%
Services and support	51,611	57,519	56,536	34	35	32
Amortization of purchased technology	11,369	3,153	5,039	8	2	3

Total cost of net revenue	$149,626	$164,711	$176,492	100%	100%	100%

Gross margin	$786,710	$878,333	$895,168

Gross margin percentage	84%	84%	84%

      Our total cost of net revenue decreased $15.1 million, or 9% due primarily to our 10% decrease in net revenue from 2002 to 2003. The decrease of $11.8 million, or 7% from 2001 to 2002 was also as a result of lower revenues in the same period.

      Cost of Product Revenue. Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network fault and performance products, computer platforms and other hardware components. The decrease from 63% to 58% in the cost of product revenue as a percentage of total cost of net revenue from 2002 to 2003 is due to lower costs of computer platforms and other hardware components as at the end of 2002 we began using a more competitive contract manufacturer which also utilized a greater number of standardized computer platforms and hardware components. We also benefited from the favorable impact of cost control measures. Cost of product revenue as a percentage of total cost of net revenue remained relatively flat between 2002 and 2001. We anticipate that cost of product revenue will continue to fluctuate as a percent of cost of net revenue.

      Cost of Services and Support. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. Services and support as a percentage of cost of net revenue remained relatively flat at 34% to 35% in 2003 and 2002, and increased to 35% from 32% in 2001. The increase from 2001 to 2002 was due almost exclusively to additional technical support and customer service personnel hired during 2001 to meet our customers’ technical support needs. We anticipate that cost of service revenue will continue to fluctuate as a percent of cost of net revenue.

      Amortization of Purchased Technology. Amortization of purchased technology increased, $8.2 million or 261%, from 2002 to 2003. The increase is due to our acquisitions of Entercept and IntruVert, in respect of which we recorded purchased technology of $21.7 million and $18.2 million, respectively. The purchased technology is being amortized over its estimated useful life of seven years. Amortization of purchased technology is expected to be $12.5 million in 2004.

      Gross Margins. Our gross margins were stable at 84% from 2001 to 2003. The increase of amortization of purchased technology in 2003 as a percentage of cost of net revenue to 8% offset the improvement we experienced in our cost of product revenues from 2003 to 2002.

Operating Costs

      Set forth below for the indicated periods are our operating costs, including and excluding stock-based compensation. Our management believes that a presentation of operating costs excluding stock-based compensation provides investors a meaningful basis of evaluating our underlying cost and expense levels. The size and amount of our stock based compensation charges has varied, and in the future will vary, from period to period based on movements in our stock price, making period to period comparisons difficult and, in some cases, not meaningful. See “Stock-Based Compensation” below.

Including Stock-Based Compensation:

				Percentage of
	For the Year Ended December 31,			Net Revenue

	2003	2002	2001	2003	2002	2001

	(In thousands, except percentages)
Research and development	$184,606	$148,801	$146,701	20%	14%	14%
Marketing and sales	363,306	397,747	421,583	39	38	39
General and administrative	129,920	119,393	111,106	14	11	10
Provision for (recovery from) doubtful accounts	(1,216)	(219)	7,449	—	—	1
Litigation settlement	—	70,000	—	—	7	—
Amortization of intangibles	15,637	10,742	51,025	2	1	5
Acquisition related costs not subject to capitalization	—	16,026	—	—	2	—
Restructuring charges	22,204	1,116	3,821	2	—	—
In-process research and development	6,600	—	—	—	—	—

Total operating costs, including the effects of stock-based compensation	$721,057	$763,606	$741,685	77%	73%	69%

Excluding Stock-Based Compensation:

				Percentage of
	For the Year Ended December 31,			Net Revenue

	2003	2002	2001	2003	2002	2001

	(In thousands, except percentages)
Research and development(1)	$179,449	$144,838	$142,097	19%	14%	13%
Marketing and sales(2)	358,241	395,767	411,229	39	38	39
General and administrative(3)	127,635	102,932	101,712	14	9	9
Provision for (recovery from) doubtful accounts	(1,216)	(219)	7,449	—	—	1
Litigation settlement	—	70,000	—	—	7	—
Amortization of intangibles	15,637	10,742	51,025	2	1	5
Acquisition related costs not subject to capitalization	—	16,026	—	—	2	—
Restructuring charges(4)	22,204	1,116	3,302	2	—	—
In-process research and development	6,600	—	—	—	—	—

Total operating costs, including the effects of stock-based compensation	$708,550	$741,202	$716,814	76%	71%	67%

(1)	Excludes stock-based compensation charge of $5,157, $3,963 and $4,604 for 2003, 2002 and 2001, respectively.

(2)	Excludes stock-based compensation charge of $5,065, $1,980 and $10,354 for 2003, 2002 and 2001, respectively.

(3)	Excludes stock-based compensation charge of $2,285, $16,461 and $9,394 for 2003, 2002 and 2001, respectively.

(4)	Excludes stock-based compensation charge of $0, $0 and $519 for 2003, 2002 and 2001, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation of $5.2 million and $4.0 million in 2003 and 2002, respectively, research and development expenses increased $34.6 million to $179.4 million. Of this increase: $9.7 million and $3.2 million, respectively, relates to our acquisitions IntruVert and Entercept, and our acquisitions Deersoft and Traxess; $4.6 million relate to the 2003 opening of our research and development facility in Bangalore, India and $9.0 million relates to increased McAfee research and development expenditures; and $8.0 million relates to higher headcount. We plan to increase our research and development expenditures in Bangalore, India. Excluding the effects of stock-based compensation of $4.0 million and $4.6 million in 2002 and 2001, respectively, research and development expenses remained relatively flat at $144.8 million in 2002 versus $142.1 million in 2001.

      We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate that research and development expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $5.1 million and $2.0 million in 2003 and 2002, respectively, marketing and sales expenses decreased $37.5 million, or 9% from 2002 to 2003 primarily due to a corresponding 10% decrease in net revenue from 2003 to 2002. We also experienced lower sales and marketing expense in 2003 of approximately (i) $10.6 million due to a reduction of salary, benefit and commission expenses following a decrease in headcount of approximately 100 sales personnel, (ii) $5.7 million from our reduced use of outside services and other cost saving measures and (iii) $2.1 million related to travel expense cost savings measures. As a result of the change in the way we account for sales commissions, we had lower sales and marketing expense of approximately $5.0 million. Excluding the effects of stock-based compensation of $2.0 million and $10.4 million in 2002 and 2001, respectively, marketing and sales expenses decreased 4% to $395.8 million in 2002 from $411.2 million in 2001 primarily due to a decrease in commissions.

      We anticipate that marketing and sales expenses will increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation of $2.3 million and $16.5 million for 2003 and 2002, respectively, general and administrative expenses increased $24.7 million, or 24%, to $127.6 million in 2003. The increase is due to costs incurred in connection with our restatement of $8.8 million and acquisition related bonuses of $4.0 million. The acquisition related bonuses are being expensed monthly as the former IntruVert and Entercept employees provide services to us. We expect these future acquisition related bonuses to be approximately $3.4 million in 2004 with an additional $2.3 million being recognized in total through 2007.

      In 2003, our legal expenses increased approximately $4.6 million in 2003 from 2002 due to an increase in outside legal services due to our on-going SEC and DOJ investigations. Our information technology department expenses increased approximately $6.2 million due to increases in headcount and depreciation and equipment expense. We also had a full year of internal audit and four-months of Sarbanes-Oxley expenses in 2003, resulting in an increase of approximately $0.8 million and $1.4 million, respectively, as compared to 2002.

      Excluding the effects of stock-based compensation of $16.5 million and $9.4 million for 2002 and 2001, respectively, general and administrative expenses remained relatively flat at $102.9 million and $101.7 million for 2002 and 2001.

      We expect our general and administrative expenses to remain generally flat as we implement cost control measures.

      Provision for (Recovery from) Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectibility of receivables, net of recoveries of amounts previously written off. The recovery for doubtful accounts was $1.2 million and $0.2 million in 2003 and 2002, respectively. The provision for doubtful accounts was $7.4 million in 2001.

      Litigation Settlement. We agreed to settle a securities class action litigation in September 2003. The $70.0 million litigation charge was recorded in 2002 because our agreement to settle, which established the liability to be probable and estimable, occurred prior to the publication of our 2002 consolidated financial statements in October 2003. We paid the $70.0 million settlement in October 2003.

      Acquisition Related Costs not Subject to Capitalization. Acquisition costs not subject to capitalization consist primarily of expenses incurred by McAfee.com related to our exchange offer for all outstanding publicly held shares of McAfee.com class A common stock. As of December 31, 2002, these charges totaled $16.0 million or 2% of net revenue. No additional costs were incurred.

      Amortization of Intangibles. We expensed $15.6 million, $10.7 million, and $51.0 million of amortization related to intangibles in 2003, 2002, and 2001, respectively. Intangibles consist of purchased goodwill, purchased technology and other identifiable intangible assets. The increase in amortization of $4.9 million in 2003 is the result of the acquisition of IntruVert and Entercept in 2003.

      The decrease in amortization in 2002 was largely a result of the implementation of SFAS 142 which requires us to cease amortizing goodwill and, therefore, we realized a decrease in the annual amortization of $51.2 million.

      Restructuring Costs — 2003. In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our newly constructed 170,000 square-foot regional headquarters facility in Plano, Texas. The new facility houses approximately 1,000 employees working in finance, legal, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses. We also relocated approximately 170 employees from our Santa Clara, California headquarters.

      As a result of this consolidation, in March 2003, we recorded a restructuring charge of $15.8 million which consisted of a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash write off of $(1.9) million deferred rent liability; and a $15.6 million accrual for estimated lease related costs associated with permanently vacated facility in Santa Clara, California. The remaining costs associated with vacating the Santa Clara facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facility and will generally be paid over the remaining lease term ending in 2013.

      During the second and third quarters of 2003, we recorded a restructuring charge of $6.8 million and $0.6 million, respectively, which consisted of $6.7 million related to a headcount reduction of 210 employees and $0.7 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The employees were located in both our domestic and international locations and were primarily in the sales, product development and customer support areas. In the third and fourth quarters of 2003, we reversed a total of $1.0 million of restructuring accrual in Europe that was no longer necessary after paying out substantially all accrued amounts to the former employees.

      The following table summarizes our restructuring accrual established in 2003 (in thousands):

		Severance
	Lease	and
	Termination	Other	Other
	Costs	Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	$14,217	$317	$—	$14,534

      Our management’s estimates of the excess facilities charge may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charge was not allocated to our reporting segments. However, the restructuring charge related to headcount reductions was $0.9 million in North America and $5.8 million in EMEA.

      Restructuring Costs — 2002. As part of the plan to integrate certain activities of our PGP product group into our other product groups and to dispose of other product lines, we sold our Gauntlet business during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

      The following table sets forth our restructuring accrual established in February 2002 and the activity against the accrual during 2002 (in thousands):

		Severance
	Other	and
	Costs	Benefits	Total

Balance, February 2002	$190	$926	$1,116
Cash payments	(190)	(926)	(1,116)

Balance, December 31, 2002	$—	$—	$—

      In-Process Research and Development. The ongoing project at IntruVert at the time of the purchase in 2003 included the development of the Infinity model of IntruShield sensor. Infinity is a lower end model of the IntruShield sensor product family that is targeted towards remote offices and branch offices of large enterprises as well as small/medium businesses. At the date we acquired IntruVert, we recognized $5.7 million of in-process research and development, and we estimated that, on average, 86% of the development effort had been completed and that the remaining 14% of the development effort would take approximately 2 1/2 months to complete and would cost $0.3 million. The efforts required to complete the development of these projects principally relate to finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The product was completed in the third quarter of 2003 and is being shipped to customers. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 20% (which represents a premium of approximately 4% over our weighted average cost of capital) and excluding the value attributable to the use of the in-process technologies in future products.

      The ongoing project at Entercept at the time of the purchase in 2003 comprised a Linux version of their current product. At the date we acquired Entercept, we recognized $0.9 million of in-process research and development, and we estimated that, on average, 31% of the development effort had been completed and that the remaining 69% of the development effort would take approximately eight months to complete and would cost $0.3 million. The efforts required to complete the development of these projects principally relate to additional design efforts, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The project has been delayed and product availability is expected in July 2004. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 35% (which represents a premium of approximately 19% over our weighted average cost of capital) and excluding the value attributable to the use of the in-process technologies in future products.

      Interest and Other Income. Interest and other income was $15.5 million in 2003, $27.3 million in 2002 and $28.0 million in 2001. Interest and other income decreased from 2003 to 2002 primarily due to a decrease of cash and investments of $247.5 million from 2002 to 2003 and an overall decrease in average yields on our marketable securities. In 2003, we used cash of approximately $217.1 million to purchase Entercept and IntruVert and $177.3 million to redeem the remaining portion of our outstanding zero coupon debentures. Interest and other income increased slightly from 2001 to 2002 primarily due to an increased cash and investment balances of approximately $70.8 million, offset by an overall decrease in average yields.

      Interest and Other Expenses. Interest and other expense decreased to $7.5 million in 2003 from $25.1 million in 2002. Interest and other expense decreased by $8.8 million due to a reduction in interest and expense due to the repurchase in 2003 of the remaining zero coupon debentures during 2003. Additionally, in 2003, we realized a full year of effect of the interest rate swap we entered into in July 2002 resulting in interest and expense savings of $9.2 million compared to 2002. We also recorded $0.3 million of capitalized interest in 2003. The reduction in our interest expense due to positive effects from our swap is dependent on interest rates. As interest rates remain low, we will continue to receive positive impact from our swap, however, if interest rates begin to rise, the positive effects of the swap will begin to diminish.

      Interest and other expense increased slightly to $25.1 million in 2002 from $24.7 million in 2001. Interest and other expense during 2002 increased $12.7 million due to the recognition of a full twelve months of interest and expense on the 5.25% convertible subordinated notes issued in August 2001. This was offset by a $7.3 million reduction in interest and expense due to the partial repurchase of $140.0 million face value of zero coupon debentures during 2002. Additionally, we entered into an interest rate swap in July 2002 related to the 5.25% convertible subordinated notes resulting in interest and expense savings during 2002 of $4.2 million over the stated rate. In addition, we recorded $0.8 million of capitalized interest in 2002 related to the construction of the Plano, Texas office facility.

      Gain on Sale of Assets and Business. We recognized a $6.7 million and $2.6 million gain on the sale of the PGP Gauntlet businesses in February 2002, and the PGP Desktop/ Encryption assets and technology in August 2002, respectively.

      Gain (loss) on repurchase of zero coupon convertible debentures. We recognized a loss of $2.7 million on the repurchase of zero coupon debentures in 2003, and recognized gains on the repurchase of zero coupon debentures of approximately $26,000 and $1.7 million in 2002 and 2001, respectively. The zero coupon debentures have been fully repurchased, therefore no future gains or losses are expected.

      Gain on Investments, Net. In 2003 and 2002, we recognized a $3.1 million and $3.8 million gain on the sale of equity and debt securities, respectively. In 2001, we recognized a $10.2 million gain on the sale of equity and debt securities. Our investments are classified as available for sale and we may sell securities from time to time to move funds into investments with more lucrative investment yields, thus resulting in gains and losses on sale.

      Impairment of Strategic and Other Investments. For the years ended December 31, 2002 and 2001, we recorded impairment charges of $0.2 million and $20.6 million, respectively, related to an other than temporary decline in the value of our venture and strategic investments. No such impairment charges were incurred in 2003 as all of our investments have no carrying value.

      Provision for (benefit from) Income Taxes. The provision for (benefit from) income taxes was $16.8 million (including $3.6 million included in the cumulative effect of change in accounting principle), $(0.3) million and $66.0 million in 2003, 2002 and 2001, respectively. Tax expense was 19.3% and 0% of earnings before income taxes and minority interest for 2003 and 2002, respectively. Tax expense for 2001 was 45%. The increase in the effective tax rate from 2002 to 2003 was primarily attributable to the generation of fewer tax credits along with less income being derived in lower tax jurisdictions. The decrease in the effective tax rate from 2001 to 2002 was primarily due to foreign tax credit benefits in 2002, the elimination of the goodwill write-off, increased benefit from foreign earnings taxed at a lower rate, and a reduction of non-deductible and other costs. Each year, our tax expense is mainly influenced by the mix of income between geographic jurisdictions, including taxable income in certain foreign countries.

Stock-Based Compensation

      We recognized stock-based compensation expense of $12.5 million, $22.4 million and $24.9 million in 2003, 2002 and 2001, respectively. Our stock-based compensation charges comprised of the following for the years presented (in thousands):

	Years Ended December 31,

	2003	2002	2001

Exchange of McAfee.com options	$3,369	$16,101	$—
Former employees	1,125	10,118	2,668
New and existing executives	424	1,478	3,230
Extended life of vested options of terminated employees	3,720	—	—
Extended vesting term of options	—	193	—
Extended period of Employee Stock Purchase Plan	3,869	—	—
Shares purchased outside Employee Stock Purchase Plan and other	—	62	9
Repriced options	—	(5,548)	17,396
Warrants to outside consultants	—	—	1,049
PGP restructuring	—	—	519

Total stock-based compensation	$12,507	$22,404	$24,871

      Described below are the events giving rise to the more significant stock-based compensation charges in 2003. These and the other stock-based compensation charges are described in greater detail in note 16 to our consolidated financial statements. We expect significant future stock-based compensation charges related to the exchange of McAfee.com options and repriced employee stock options, with the amount of these charges being impacted by fluctuations in our stock price. The stock-based compensation charges in 2002 and 2001 with respect to (i) former employees, relate primarily to charges taken in connection with the former executive officers of McAfee.com, the minority shares of which we acquired in 2002, and our former executive officers which left the company in late 2002 or early 2001 and (ii) new and existing executives, relate primarily to charges taken in connection our retention of new executive officers in 2001.

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

      During 2003 and 2002, we recorded a charge of approximately $3.4 million and $16.1 million, respectively, related to exchanged options subject to variable accounting. Our stock-based compensation charge related to exchanged options subject to variable accounting was based on our closing share price of $15.04 and $16.09 on December 31, 2003 and 2002, respectively. As of December 31, 2003, we had outstanding exchanged options to acquire approximately 0.8 million of our shares subject to this variable accounting.

      Extended life of vested options held by terminated employees. During a significant portion of 2003, we suspended exercises of stock options until our required public company reports were filed with the SEC. The period during which stock option exercises were suspended is known as the black-out period. Due to the blackout period, we have extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, we have recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During 2003, we recorded a stock-based compensation charge of approximately $3.7 million for the extension of life of vested options held by terminated employees.

      Extended period of Employee Stock Purchase Plan. During the blackout period in 2003, we suspended all stock purchases under our 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”). Due to the blackout period, we extended the purchase period of the 2002 Purchase Plan that would otherwise had been purchased on July 31, 2003. Accordingly, during 2003, we have recorded a stock-based compensation charge of approximately $3.9 million for the extended period of the 2002 Purchase Plan.

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

      During 2002 and 2001, we incurred charges (credits) to earnings of approximately ($6.5) million and $15.6 million, respectively, related to options subject to variable plan accounting. As of December 31, 2003, options to purchase 0.7 million shares of the company were outstanding and subject to variable accounting.

      We also incurred an initial stock-based compensation charge in connection with the initial issuance of the repriced options. Approximately $1.0 million and $1.8 million was expensed during 2002 and 2001, respectively.

Acquisitions

IntruVert Networks, Inc.

      On May 14, 2003, we acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., (“IntruVert”) a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $103.3 million in cash. We acquired IntruVert to enhance our intrusion detection product line. The results of operations of IntruVert have been included in our consolidated financial statements since the date of acquisition.

      Under the transaction, we recorded approximately $18.2 million for developed technology, $1.9 million for acquired product rights, including revenue related order backlog and contracts, $71.8 million for goodwill

(none of which is deductible for tax purposes), $11.0 million in cash, $7.4 million for net deferred tax liabilities and $2.2 million for tangible assets, net of liabilities. We also recorded approximately $5.7 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years or a weighted average period of 4.5 years. We also accrued approximately $0.3 million in duplicative site costs for lease space no longer being utilized and permanently vacated related to the IntruVert acquisition of which less than $0.1 million remains as an accrual as of December 31, 2003.

Entercept Security Technologies, Inc.

      On April 30, 2003, We acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $125.8 million in cash. We acquired Entercept to enhance our intrusion detection product line. The results of operations of Entercept have been included in our consolidated financial statements since the date of acquisition.

      Under the transaction, we recorded approximately $21.7 million for developed technology, $2.8 million for acquired product rights, including revenue related order backlog and contracts, $99.7 million for goodwill (none of which is deductible for tax purposes), $9.6 million for net deferred tax liabilities, $10.6 million of deferred tax assets, $1.0 million in cash and $1.5 million in liabilities, net of tangible assets. We also recorded approximately $0.9 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to six years or a weighted average period of 5.6 years.

      As a result of the acquisition, we accrued $2.8 million in duplicative sites costs for permanently vacated facilities at the acquisition date. The accrual will be fully utilized by 2006, the end of the original lease term. In the fourth quarter of 2003, we entered into a sublease for the vacated facility, and therefore, adjusted the accrual by the value of the sublease. The following is a summary of activity in the restructuring accrual related to Entercept in 2003 (in thousands):

Original accrual	$2,837
Cash payments	(684)
Adjustments	(1,137)

Balance, December 31, 2003	$1,016

Liquidity and Capital Resources

	2003	2002	2001

	(In thousands)
Cash, cash equivalents and investments	$766,257	$1,013,709	$942,950
Net cash provided by operating activities	$156,304	$195,093	$145,989
Net cash (used in) provided by investing activities	$(374,480)	$(183,646)	$20,775
Net cash provided by (used in) financing activities	$(146,579)	$43,736	$158,599

Overview

      We ended 2003 with cash, cash equivalents and investments totaling $766.3 million, as compared to $1,013.7 million at the end of 2002. The decrease was due primarily to our purchase of Entercept and IntruVert in 2003 for $217.1 million; our payment of $70.0 million to settle a pending securities class action lawsuit; and our use of $177.3 million of cash to repurchase the remaining balance of zero coupon convertible debentures. The uses of cash were offset by the receipt of approximately $35.4 million in proceeds from stock issued under employee stock purchase plans and options, as well as cash collections from our customers and the timing of payment of our liabilities. A more detailed discussion of changes in our liquidity follows.

Operating Activities.

      Net cash provided by operating activities in 2003, 2002 and 2001 was primarily the result of our net income of $70.2 million, $128.3 million and $83.3 million, respectively, which is adjusted for non-cash items such as depreciation and amortization, non-cash restructuring charges, acquired in-process research and development, stock-based compensation and changes in various assets and liabilities such as accounts payable, accounts receivable and other current assets.

      Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 92 days, 69 days, and 68 days at December 31, 2003, 2002 and 2001. We calculate accounts receivable DSO on a “gross” basis by dividing the accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by 90 days. We expect DSO’s to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2003, 2002 and 2001, we have not made any significant changes to our payment terms for our customers, which are generally “net 30.”

      Our balances in accounts payable and accrued liabilities decreased $78.5 million causing a use of cash in operating activities. A primary cause of the decrease in accrued liabilities from 2002 to 2003 was our cash payment of $70.0 million related to our class action litigation settlement. We are pursuing the collection of insurance proceeds of up to $25.0 million from our insurance carriers in regards to this litigation settlement. We will record the proceeds when received. Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows. In 2003, 2002 and 2001, we have not made any significant changes to our payment timing to our vendors.

      Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of December 31, 2003, approximately $271 million was held outside the United States. Most amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for United States federal tax liability on these amounts for consolidated financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet United States liquidity needs through ongoing cash flows. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

      Our working capital, defined as current assets minus current liabilities, was $415.8 million and $475.4 million at December 31, 2003 and December 31, 2002, respectively. The cause of the decrease in working capital of approximately $59.6 million is the use of cash discussed above in the Overview section, offset in part by the decrease in current liabilities of $173.8 million from 2002 to 2003. Current liabilities decreased due to the repurchase of the remaining balance of our zero coupon convertible debentures in 2003, offset by an increase of $50.5 million in the current portion of deferred revenue. Our new perpetual plus licensing model, results in less revenue recognition up-front, therefore causing increases in our deferred revenue.

      We are currently under an SEC and DOJ investigation. As a result of these investigations, we may be exposed to penalties that may be material to our consolidated financial statements.

      We expect to meet our obligations as they become due through available cash and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Investing Activities.

      A summary of our investing activities at December 31, 2003, 2002 and 2001 is as follows (in thousands). The detail of these line items can be seen in our consolidated statement of cash flows.

Activity	2003	2002	2001

Cash payments for acquisitions	$(217,256)	$(118,308)	$(23,821)
Cash payments for property and equipment	(60,027)	(59,427)	(31,493)
Net proceeds (purchases) of investments in marketable securities	(97,861)	8,668	76,089
Cash payments for restricted cash	664	(21,734)	0
Sales of common stock investments	0	7,155	0

Net cash used in (provided by) investing activities	$(374,480)	$(183,646)	$20,775

Acquisitions

      In 2003, we paid cash for our acquisitions of Entercept and IntruVert in the amount of $124.8 million and $92.3 million, respectively. We purchased IntruVert and Entercept to enhance our network intrusion prevention products. In September 2002, to among other things, reduce customer and brand confusion, we acquired the outstanding minority interest in McAfee.com for a combination of shares our common stock and $98.4 million total cash payments. In 2002, we also purchased several smaller entities for cash in the amount of $19.1 million in order to enhance our products and improve distribution in Latin America. In 2001, we repurchased the shares of Networks Associate Japan for $10.7 million due to a change in our business strategy and paid $12.3 million for acquired technology.

      We may buy or make investments in complementary companies, products and technologies. Our available cash and equity and debt securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders.

      We have also made divestures previously. For example, in January 2004, we completed the sale of our Magic service desk business as part of our continued focus on security and security related products. In 2004, we received cash proceeds of approximately $48.0 million, subject to final purchase price adjustments.

Property and Equipment

      We added $60.0 million of equipment during 2003 to update hardware for our employees and enhance various back office systems, including our new customer relationship management system which we are deploying in early 2004. In 2002, we added $59.4 million of property and equipment, including approximately $17.0 million related to the construction of our regional office in Plano, Texas. We added $31.5 million of property and equipment in 2001. Our property and equipment additions have been funded from operations.

      We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including our hiring of employees, the rate of change in computer hardware/software used in our business and our business outlook.

Investments

      We received net proceeds from (and made net purchases of) and sales/maturities of our marketable securities of $(97.9 million), $8.7 million, and $76.1 million in 2003, 2002 and 2001. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in corporate bonds and U. S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity of sale of our investments has no material impact on our overall liquidity.

Restricted Cash

      At December 31, 2003, we had on deposit approximately $20.2 million as collateral for our interest rate swap arrangements we entered into related to our $345.0 million of 5.25% subordinated convertible debt. The arrangements require we keep a minimum amount of $20.0 million on deposit with the swap counterparties, subject to increase based on the fair value of the swap.

      Financing Activities. A primary use of financing activities in 2003 was the use of $177.3 million of cash to repurchase the remaining balance of our zero coupon convertible debt. As a result of this redemption, we recorded a total loss on repurchase of approximately $2.7 million. In 2002 and 2001, we also repurchased portions of this debt using $66.2 million and $173.7 million of cash.

      Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $35.4 million, $109.9 million and $51.1 million in 2003, 2002 and 2001, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.

      As our stock price rises, more participants are “in the money” in their options, and thus, more likely to exercise their options, which results in cash to us. As our stock price decreases, more of our employees are “out of the money” or “under water” in regards to their options, and therefore, are not able to exercise options and results in no cash received by us. The decrease in cash proceeds from the exercise of stock options and employee stock purchase plans from 2002 to 2003 was primarily the result of the blackout period in most of 2003 due to our restatement. From March 2003 through November 2003, all purchases under our stock option plans and employee stock purchase plan were suspended pending the filing with the SEC of our public company reports, including our restated financial results. Following the October 31, 2003 filing of these reports, activity under our plans was resumed.

      In 2001, we received net proceeds from the issuance of our 5.25% convertible subordinated notes in the amount of $335.1 million. We used the proceeds from this offering for working capital purposes.

Contractual Obligations

      A summary of our contractual obligations at December 31, 2003 is as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt(1)	$392,496	$18,113	$374,383	$—	$—
Operating leases(2)	107,277	18,535	29,601	19,141	40,000
Purchase obligations(3)	1,846	1,846	—	—	—

Total	$501,619	$38,494	$403,984	$19,141	$40,000

(1)	Under the terms of the 5.25% convertible subordinated notes in a total principal amount of $345.0 million, in 2004, 2005 and 2006, we will make interest payments of $18.1 million to the note holders. Pursuant to a related interest rate swap, the swap counter parties are obligated to make regular payments to us with respect to these interest obligations based on the 5.25% interest rate and, subject to quarterly resets, we are required to make regular payments to the counter parties based on a floating rate of LIBOR plus 1.66%.

(2)	Operating leases are primarily for leased office space and for leased office equipment.

(3)	We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of product requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory.

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our subsidiaries are 100% owned by us and are fully consolidated into our consolidated financial statements.

Convertible Debt

      On August 17, 2001, we issued 5.25% convertible subordinated notes due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million (after deducting fees and expenses). The notes mature on August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. Interest is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, the notes may be converted into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. At any time between August 20, 2004 and August 14, 2005, we may redeem all or a portion of the notes for cash at a repurchase price of 101.3125% of the principal amount. After August 14, 2005, the repurchase price is 100.0% of the principal amount. The notes are unsecured and are subordinated to all of our existing and future Senior Indebtedness (as defined in the related Indenture). We have no financial covenants related to these convertible subordinated notes.

      In February 1998, we issued zero coupon convertible subordinated debentures due 2018 with an aggregate face amount at maturity of $885.5 million and generating net proceeds to us of approximately $337.6 million. Prior to December 31, 2002, we repurchased zero coupon debentures with an aggregate face amount of approximately $527.0 million, at a total price of $239.9 million. On February 13, 2003, we paid approximately $177.1 million in cash to redeem approximately $358.0 million in face amount of the zero coupon debentures. On June 9, 2003, we redeemed the remaining zero coupon debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million.

Stock Repurchases

      The table below sets forth all repurchases by us of our common stock during the quarter ended December 31, 2003 whether or not pursuant to a publicly announced plan or program (in thousands, except price per share):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be
		Average Price	Announced Plan or	Purchased Under Our
	Total Number of	Paid Per	Repurchase	Stock Repurchase
Period	Shares Purchased	Share	Program(1)	Program(1)

October 2003	—	$—	—	NA
November 2003	—	—	—	$150,000
December 2003	350	$13.45	350	145,293

Total	350	$13.45	350

(1)	In November 2003, our board of directors authorized the repurchase of up to $150.0 million of our common stock in the open market from time to time over the next two years, depending upon market conditions, share price and other factors. We purchased 350,000 shares for a total of $4.7 million in 2003.

      In conjunction with a previous stock repurchase program, prior to 2001, we sold “European style” put options for 3.0 million shares of our common stock as part of our stock repurchase plan. In February 2001, we settled the remaining put options, which resulted in the purchase of 2.0 million shares of our stock for approximately $53.8 million.

      In 1998, we deposited approximately 1.6 million shares of our common stock with a trustee for the benefit of the employees of Dr. Solomon in respect of their stock options assumed in our acquisition of the company. These shares are included in our total outstanding share balance. We believe our obligations with respect to these assumed stock options have been terminated or satisfied, and we are attempting to obtain the return of these shares.

Financial Risk Management

      The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Foreign Currency Risk

      As a global concern, we face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures related to non U.S. dollar-denominated sales and operating expenses in Japan, Canada, Australia, Europe, Latin America, and Asia. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not generally hedge anticipated foreign currency cash flows. Our hedging activity is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimates of transaction activity denominated in various currencies, primarily the Japanese Yen, Canadian dollar, Australian dollar, the Euro, and the British Pound. To the extent that these estimates are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

      To reduce exposures associated with nonfunctional net monetary asset positions in various currencies, we enter into spot, forward and swap foreign exchange contracts. Our foreign exchange contracts range from one to three months in original maturity. In general, we have not hedged anticipated foreign currency cash flows nor do we enter into forward contracts for trading purposes. We do not use any derivatives for speculative purposes. Our existing forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the consolidated statements of income. Net realized gains and losses arising from settlement of our forward foreign exchange contracts were not significant in 2003, 2002, and 2001.

      The forward contracts outstanding and their fair values are presented below as of December 31 (in thousands):

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Euro	$490	$490	$488	$488
British Pound Sterling	54	54	774	774
Singapore Dollar	(16)	(16)	15	15
Australian Dollar	75	75	155	155
Canadian Dollar	255	255	354	354

	$858	$858	$1,786	$1,786

Interest Rate Risk

      In July 2002, we entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”), to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Note due 2006 (the “Notes”) (See note 7 to the consolidated financial statements).

      The notional amount of the Transactions was $345.0 million to match the entire principal amount of the Notes. We receive from the Banks fixed payments equal to 5.25% percent of the notional amount, payable on February 15 and August 15 which started on August 15, 2002. In exchange, we pay to the Banks floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months which began on August 15, 2002.

      The Transactions terminate on August 15, 2006 (“Termination Date”), subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the twenty-day average closing price of our common stock equals or exceeds $22.59.

      The Transactions qualified and were designated as a fair value hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative is recognized at fair value on the consolidated balance sheet with an offsetting entry to the consolidated income statement. In addition, changes in fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the consolidated income statement. The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest and other expense. The net gain recorded as of December 31, 2003 and 2002 was approximately $5.6 million and $1.4 million, respectively.

      To test effectiveness of the hedges, regression analysis is performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes are calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and our stock prices. For the year ended December 31, 2003, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

      In support of our obligation under the Transactions, we are required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of collateral is presented as restricted cash in our consolidated financial statements.

      The following table presents the hypothetical changes in fair values of the interest rate swaps held at December 31, 2003 assuming the following shifts in the yield curve at December 31, 2003. Beginning fair values represent the fair value of the swaps at December 31, 2003 (in millions).

	Valuation of Interest Rate Swap				Valuation of Interest Rate Swap
	Given an Interest Rate Decrease			No	Given an Interest Rate Increase
	of X Basis Points			Change in	of X Basis Points
				Interest
Issuer	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

JP Morgan	$11.27	$9.77	$8.37	$7.00	$5.57	$4.27	$2.97
Lehman Brothers	13.03	11.30	9.68	8.10	6.44	4.94	3.43

Total	$24.30	$21.07	$18.05	$15.10	$12.01	$9.21	$6.40

      The following table presents the hypothetical changes in the value of our 5.25% Convertible debt as of December 31, 2003 assuming the following shifts in the yield curve at December 31, 2003 and does not take into consideration the embedded equity conversion option of the bond. The beginning value represents the value of the debt at December 31, 2003 (in millions).

	Valuation of 5.25% Debt Given				Valuation of 5.25% Debt Given
	an Interest Rate Decrease of			No	an Interest Rate Increase of
	X Basis Points			Change in	X Basis Points
Interest
	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

5.25% Convertible Subordinated Notes due 2006	$379.68	$378.81	$377.89	$373.14	$374.63	$372.58	$374.75

Cash Management Risk

      We maintain balances in cash, cash equivalents and investment securities. We maintain our investment securities in portfolio holdings of various issuers, types and maturities including money market, government, agency and corporate bonds. These securities are classified as available-for-sale, and consequently are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. These securities are not leveraged and are held for purposes other than trading.

      We also maintain a minority investment in a publicly traded company and historically have had investments in private companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance or operating model and changes in market conditions. During 2002, we disposed of our shares in a majority of these investments. As of December 31, 2003, the minority investments we continue to hold totaled $0.4 million at estimated fair value. These investments were in a public company.

      The following tables present the hypothetical changes in fair values in the securities held at December 31, 2003 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2003. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.

      The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

	Valuation of
	Securities Given
	an Interest Rate			Valuation of Securities Given
	Decrease of		No	an Interest Rate Increase of
	X Basis Points		Change in	X Basis Points
			Interest
Issuer	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$243.7	$242.7	$241.7	$240.7	$239.7	$238.8
Corporate notes, bonds and preferreds	234.5	233.6	232.7	231.9	231.1	230.2

Total	$478.2	$476.3	$474.4	$472.6	$470.8	$469.0

      The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of
	Securities Given
	an Interest Rate			Valuation of Securities Given
	Decrease of		No	an Interest Rate Increase of
	X Basis Points		Change in	X Basis Points
			Interest
Issuer	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$245.9	$245.0	$244.1	$243.1	$242.4	$241.7
Corporate notes, bonds and preferreds	235.0	234.6	234.3	233.9	233.6	233.2

Total	$480.9	$479.6	$478.4	$477.0	$476.0	$474.9

Recent Accounting Pronouncements Update

      See Note 2 of the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Quantitative and qualitative disclosure about market risk is set forth at “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

Item 8.	Financial Statements and Supplementary Data

Quarterly Operating Results (Unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(In thousands, except per share data)
		(1)(As	(1)(As	(1)(As
		Restated)	Restated)	Restated)

Statement of Operations and Other Data:
Net revenues	$272,222	$227,775	$217,025	$219,314	$269,525	$254,430	$263,441	$255,648
Gross margin	230,335	189,840	180,882	185,653	229,437	214,133	221,869	212,894
Income (loss) from operations	52,946	10,093	1,009	1,605	(15,680)	26,863	55,675	47,869
Income (loss) before provision for income taxes, minority interest and cumulative effect of change in accounting principle	55,478	13,268	2,903	1,476	(11,163)	31,442	56,096	53,558
Income (loss) before cumulative effect of change in accounting principle	45,308	10,774	2,491	1,332	(11,197)	34,124	53,746	51,639
Cumulative effect of, change in accounting principle, net of taxes	(805)	—	—	11,142	—	—	—	—
Net income (loss)	44,503	10,774	2,491	12,474	(11,197)	34,124	53,746	51,639
Cumulative effect of change in accounting principle, per share	$—	$—	$—	$0.07	$—	$—	$—	$—
Basic income (loss) per share	$0.28	$0.07	$0.02	$0.08	$(0.07)	$0.23	$0.37	$0.36
Diluted income (loss)per share	$0.26	$0.07	$0.02	$0.08	$(0.07)	$0.21	$0.33	$0.31

(1)	During analysis of our international subsidiaries’ 2003 deferred revenue balances we detected that our accounting system was recognizing deferred revenue using fluctuating foreign currency exchange rates (the current rate). The subsidiaries’ deferred revenue should be recognized using the exchange rate applied when the deferred revenue was initially recorded (the historical rate). As a result, we have (i) recorded adjustments to previously reported or announced 2003 quarterly revenue resulting in a cumulative $3.8 million or 0.4%, revenue increase to $936.3 million from the previously announced 2003 revenue of $932.5 million and (ii) increased previously announced 2003 earnings per share, or EPS, by $0.03 per share to $0.44 (basic) and $0.43 (diluted). Further, in adjusting 2003 quarterly interim revenue we also reclassified two previously recorded correcting adjustments in the third and fourth quarters to appropriately reflect these adjustments in the second and third quarters of 2003. These quarterly adjustments had no net impact on cumulative 2003 revenue. As a result of these adjustments, for the first, second, third and fourth quarters of 2003, previously reported or announced revenue of $218.4 million, $218.3 million, $226.9 million and $268.9 million is increased (decreased) by $0.9 million, $(1.3) million, $0.9 million and $3.3 million, respectively. Also, as a result of all adjustments for the first, second, third and fourth quarters of 2003, previously reported or announced net income of $11.6 million, $3.7 million, $9.9 million and $41.3 million is increased (decreased) by $0.9 million, $(1.2) million, $0.9 million and $3.2 million, respectively. Previously reported 2003 net income of $66.5 million was increased by $3.7 million to $70.2 million. EPS (basic and diluted) for the first and third quarters is increased by $0.01 each quarter from $0.07 to $0.08 per share, and $0.06 to $0.07 per share, respectively, with no adjustment to the second quarter EPS (basic or diluted). EPS for the fourth quarter increased $0.02 from $0.26 to $0.28 per share (basic) and from $0.24 to $0.26 per share (diluted). As a result of these adjustments, our previously announced deferred revenue and currency translation adjustment balance at December 31, 2003 is reduced (increased) by $4.5 million and $(0.7) million to $481.6 million and $33.3 million, respectively.

      We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance.

      Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, inventory levels, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, the portion of our licensing fees deferred and recognized as support and maintenance revenue, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. For example, net income for the quarter ended December 31, 2002, reflects a $70.0 million charge related to our recently settled class action suit which. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our consolidated balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.

      Our financial statements and supplementary data required by this item are set forth at the pages indicated at Item 15(a).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Nothing to report.

Item 9A.	Controls and Procedures.

      Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our CEO and CFO have concluded that, except as described below, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 which materially affected, or is reasonably likely to affect, our internal control over financial reporting. Described below are internal control over financial reporting changes made after the period covered by this Form 10-K made as a result of events discovered subsequent to, but impacting results for, the quarter and year ended December 31, 2003.

      As more fully described in footnote (1) to Item 8, during our preparation and analysis of our 2003 consolidated financial statements, we identified and reported to our external auditors and audit committee required corrections to our previously reported or announced financial information relating to our booking of international deferred revenue and the making of manual journal entries. These corrections required restatement of previously reported first, second and third quarter 2003 quarterly information and adjustment of previously announced fourth quarter 2003 and full year 2003 information. In evaluating our corrections, our external auditor determined and reported to our audit committee in a letter that the underlying control issues should be considered a material weakness under standards established by the Public Company Accounting Oversight Board. In conjunction with making the required corrections, we have bolstered internal controls around the recognition of international revenues as part of our quarterly financial closing process and the manual journal entry process. We are also in the process of initiating additional internal control procedures to address the identified weaknesses, including the hiring of additional personnel, determining how to automate revenue recognition calculations so as to limit the number of manual adjustments, and engaging in additional testing of our control processes and procedures.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 27, 2004. We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees that establishes minimum standards of professional responsibility and ethical conduct. The finance code of ethics is publicly available on our website at www.networkassociates.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. All reports required to be filed during fiscal year 2003 pursuant to Section 16(a) of the exchange act by directors, executive officers and 10% beneficial owners were filed on timely basis, except as follows: Mr. Leslie Denend’s option grant of 20,000 shares in May 2003 was not reported in a timely manner to the SEC, Mr. Robert Dutkowsky’s option grant of 20,000 shares in April 2003 was not reported to the SEC in a timely manner, Mr. Robert Pangia’s option grant of 20,000 shares in April 2003 was not reported to the SEC in a timely manner and Ms. Liane Wilson’s option grant of 20,000 shares in April 2003 was not reported to the SEC in a timely manner.

10b5-1 Trading Plans

      Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, a number of our executive officers, including George Samenuk, our Chairman and Chief Executive Officer, Stephen C. Richards, our Chief Operating Officer and Chief Financial Officer, Vernon Gene Hodges, our President, Kent H. Roberts, our Executive Vice President and General Counsel, each a Section 16 officer, have adopted or intend to adopt a Rule 10b5-1 trading plan. In addition, Amanda Hodges, the wife of our President, intends to adopt a 10b5-1 trading plan. We believe that additional directors, officers and employees have established or may establish such programs. As a result of our March 2003 announced restatement of certain prior period financial statements and the delay in the filing of our 2002 Form 10-K, all trades in our stock by our Section 16 officers, including trades pursuant to Rule 10b5-1 trading plans, were suspended from March 2003 until November 2003. All trades in our common stock made during the fourth quarter and following the termination of such suspension by officers who have adopted Rule 10b5-1 trading plans were made pursuant to the terms of such plans.

Item 11.	Executive Compensation

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 27, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 27, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 27, 2004.

Item 14.	Principal Accountant Fees and Services

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 27, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

Page
Number

Report of Independent Auditors	61
Consolidated Balance Sheets:
December 31, 2003 and 2002	62
Consolidated Statements of Income and Comprehensive Income:
Years ended December 31, 2003, 2002 and 2001	63
Consolidated Statements of Stockholders’ Equity:
Years ended December 31, 2003, 2002 and 2001	65
Consolidated Statements of Cash Flows:
Years ended December 31, 2003, 2002, and 2001	67
Notes to Consolidated Financial Statements	69

      (a)(2) Financial Statement Schedule

      The following financial statement schedule of Networks Associates, Inc. for the years ended December 31, 2003, 2002, and 2001 is filed as part of this Form 10-K and should be read in conjunction with Networks Associates, Inc.’s Consolidated Financial Statements.

      Schedule II — Valuation and Qualifying Accounts on Page 123

      Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      (a)(3) Exhibits: See Index to Exhibits on Page 124. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

      (b) Reports on Form 8-K:

      On October 23, 2003, we furnished a report on Form 8-K to announce our third quarter 2003 financial results.

      On November 1, 2003, we filed a report on Form 8-K in connection with the completion of our financial statement restatement and the filing of our Form 2002 10-K, Amendment No. 2 to our 2000 Form 10-K and our Q1 and Q2 2003 Form 10-Qs.

      On November 13, 2003, we filed a Form 8-K filing and furnished certain financial information.

      On November 21, 2003, we filed a Form 8-K filing and furnished certain financial information.

      On November 24, 2003, we filed a Form 8-K in connection with our program to repurchase up to $150 million of our common stock.

      On December 1, 2003, we filed a Form 8-K to file certain information in respect of historical segment data and to furnish certain Regulation FD disclosure in connection with our anticipated operating results for 2004.

      On December 15, 2003, we filed a Form 8-K announcing the signing of an agreement to sell our Magic Solutions assets to BMC Software, Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Networks Associates, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Networks Associates, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed its method of accounting for exit and disposal activities effective January 1, 2003.

      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for sales commissions effective January 1, 2003.

      As discussed in Notes 2 and 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

February 26, 2004

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$333,651	$674,226
Short-term marketable securities	174,499	133,577
Accounts receivable, net of allowance for doubtful accounts of $2,863 and $6,638, respectively	170,218	160,159
Prepaid expenses, income taxes and other current assets	97,616	52,238
Deferred taxes	160,550	174,469
Assets held for sale	24,719	—

Total current assets	961,253	1,194,669
Long-term marketable securities	258,107	205,906
Restricted cash	20,547	21,211
Property and equipment, net	111,672	89,277
Deferred taxes	199,196	139,091
Intangible assets, excluding goodwill, net	105,952	93,551
Goodwill	443,593	273,934
Other assets	20,178	27,848

Total assets	$2,120,498	$2,045,487

LIABILITIES
Current liabilities:
Accounts payable	$32,099	$29,948
Accrued liabilities	147,281	220,766
Deferred revenue	342,795	292,277
Current portion of convertible debt	—	176,260
Liabilities related to assets held for sale	23,310	—

Total current liabilities	545,485	719,251
Deferred revenue, less current portion	116,762	36,918
Convertible debt, less current portion	347,397	356,013
Other long term liabilities	222,765	163,137

Total liabilities	1,232,409	1,275,319

Commitments and contingencies (Notes 11, 12 and 20)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2003 and 2002	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 162,071,798 shares and 157,926,732 shares for 2003 and 2002; Outstanding: 161,721,798 shares and 157,926,732 for 2003 and 2002, respectively	1,621	1,579
Additional paid-in capital	1,087,625	1,050,288
Deferred stock-based compensation	(598)	(5,736)
Accumulated other comprehensive income	34,027	24,158
Accumulated deficit	(229,879)	(300,121)
Treasury stock, at cost: 350,000 shares in 2003 and none in 2002	(4,707)	—

Total stockholders’ equity	888,089	770,168

Total liabilities and stockholders’ equity	$2,120,498	$2,045,487

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net revenue:
Product	$513,610	$631,550	$611,030
Services and support	422,726	411,494	460,630

Total net revenue	936,336	1,043,044	1,071,660

Cost of net revenue:
Product	86,646	104,039	114,917
Services and support	51,611	57,519	56,536
Amortization of purchased technology	11,369	3,153	5,039

Total cost of net revenue	149,626	164,711	176,492

Operating costs:
Research and development(1)	184,606	148,801	146,701
Marketing and sales(2)	363,306	397,747	421,583
General and administrative(3)	129,920	119,393	111,106
Amortization of intangibles	15,637	10,742	51,025
Litigation settlement	—	70,000	—
Provision for (recovery of) doubtful accounts, net	(1,216)	(219)	7,449
Acquisition and other related costs	—	16,026	—
Restructuring costs(4)	22,204	1,116	3,821
In-process research and development	6,600	—	—

Total operating costs	721,057	763,606	741,685

Income from operations	65,653	114,727	153,483
Interest and other income	15,454	27,324	27,993
Interest and other expenses	(7,543)	(25,085)	(24,682)
Gain (loss) on sale of businesses	(788)	9,301	—
Gain (loss) on repurchase of zero coupon convertible debentures	(2,727)	26	1,731
Gain on investments, net	3,076	3,838	10,242
Impairment of strategic and other investments	—	(198)	(20,631)

Income before provision for (benefit from) income taxes, minority interest and cumulative effect of change in accounting principle	73,125	129,933	148,136
Provision for (benefit from) income taxes	13,220	(274)	66,020

Income before minority interest and cumulative effect of change in accounting principle	59,905	130,207	82,116
Minority interest in loss (income) of consolidated subsidiaries	—	(1,895)	1,137

Income before cumulative effect of change in accounting principle	59,905	128,312	83,253

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME — (Continued)

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Cumulative effect of change in accounting principle, net of taxes of $3,590	10,337	—	—

Net income	$70,242	$128,312	$83,253

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities net	$(709)	$(2,667)	$3,332
Foreign currency translation gain	10,578	10,744	5,961

Comprehensive income	$80,111	$136,389	$92,546

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.37	$0.86	$0.60
Cumulative effect of change in accounting principle, net of taxes	0.07	—	—

Net income per share — basic	$0.44	$0.86	$0.60

Shares used in per share calculation — basic	160,338	149,441	137,847

Diluted net income per share:
Income before cumulative effect of change in accounting principle	$0.36	$0.80	$0.53
Cumulative effect of change in accounting principle, net of taxes	0.07	—	—

Net income per share — diluted	$0.43	$0.80	$0.53

Shares used in per share calculation — diluted	164,489	176,249	164,363

(1)	Includes stock-based compensation charge of $5,157, $3,963 and $4,604 in 2003, 2002 and 2001, respectively.

(2)	Includes stock-based compensation charge of $5,065, $1,980 and $10,354 in 2003, 2002 and 2001, respectively.

(3)	Includes stock-based compensation charge of $2,285, $16,461 and $9,394 in 2003, 2002 and 2001, respectively.

(4)	Includes stock-based compensation charge of $0, $0 and $519 in 2003, 2002 and 2001, respectively.

	Year Ended	Year Ended
	December 31, 2002	December 31, 2001

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income	$121,513	$74,150
Basic income per share	$0.81	$0.54
Diluted income per share	$0.76	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock			Additional	Deferred	Comprehensive		Total
			Treasury	Paid-In	Stock-based	Income	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Compensation	(Loss)	Deficit	Equity

	(In thousands)
Balances, December 31, 2000	138,072	$1,381	$(23,186)	$695,388	$—	$6,788	$(457,448)	$222,923
Issuance of common stock upon exercise of stock options	3,233	13	41,575	15,482	—	—	(27,626)	29,444
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	12,107	—	—	—	12,107
Issuance of common stock from Employee Stock Purchase Plans	1,376	14	35,411	705	—	—	(26,612)	9,518
Repurchase of common stock	(2,000)	(2)	(53,800)	—	—	—	—	(53,802)
Compensation charge due to repricing of stock options	—	—	—	24,871	—	—	—	24,871
Tax benefit from exercise of nonqualified stock options	—	—	—	5,389	—	—	—	5,389
Issuance of stock by consolidated subsidiary	—	—	—	5,523	—	—	—	5,523
Minority interest attributed to McAfee.com	—	—	—	(7,026)	—	—	—	(7,026)
Foreign currency translation	—	—	—	—	—	5,961	—	5,961
Net increase (decrease) in unrealized gains on investments	—	—	—	—	—	3,332	—	3,332
Net income	—	—	—	—	—	—	83,253	83,253

Balances, December 31, 2001	140,681	1,406	—	752,439	—	16,081	(428,433)	341,493
Issuance of common stock upon exercise of stock options	8,197	82	—	99,664	—	—	—	99,746
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	3,633	—	—	—	3,633
Issuance of common stock from Employee Stock Purchase Plans	743	8	—	6,524	—	—	—	6,532
Issuance of common stock for acquisition of minority interest in McAfee.com, net of cost of $1,956	8,307	83	—	119,397	—	—	—	119,480
Deferred stock-based compensation	—	—	—	31,955	(31,955)	—	—	—
Amortization of deferred stock-based compensation and other compensation charge	—	—	—	(3,815)	26,219	—	—	22,404
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	(4,190)	—	—	—	(4,190)
Tax benefits from exercise of non-qualified stock options	—	—	—	45,962	—	—	—	45,962
Stock options issued in connection with acquisition	—	—	—	357	—	—	—	357

						Accumulated
						Other
	Common Stock			Additional	Deferred	Comprehensive		Total
			Treasury	Paid-In	Stock-based	Income	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Compensation	(Loss)	Deficit	Equity

	(In thousands)
Minority interest attributed to McAfee.com	—	—	—	(1,638)	—	—	—	(1,638)
Foreign currency translation	—	—	—	—	—	10,744	—	10,744
Net increase (decrease) in unrealized gains on investments	—	—	—	—	—	(2,667)	—	(2,667)
Net income	—	—	—	—	—	—	128,312	128,312

Balances, December 31, 2002	157,928	1,579	—	1,050,288	(5,736)	24,158	(300,121)	770,168
Issuance of common stock upon exercise of stock options	2,548	26	—	19,610	—	—	—	19,636
Issuance of common stock from Employee Stock Purchase Plans	1,596	16	—	15,765	—	—	—	15,781
Repurchase of common stock	(350)	—	(4,707)	—	—	—	—	(4,707)
Deferred stock-based compensation	—	—	—	(643)	643	—	—	—
Amortization of deferred stock-based Compensation and other stock-based compensation charge	—	—	—	8,012	4,495	—	—	12,507
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	(5,407)	—	—	—	(5,407)
Foreign currency translation	—	—	—	—	—	10,578	—	10,578
Net increase (decrease) in unrealized gains on investments	—	—	—	—	—	(709)	—	(709)
Net income	—	—	—	—	—	—	70,242	70,242

Balances, December 31, 2003	161,722	$1,621	$(4,707)	$1,087,625	$(598)	$34,027	$(229,879)	$888,089

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$70,242	$128,312	$83,253
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(10,337)	—	—
Depreciation and amortization	51,461	50,531	94,969
Amortization of purchased technology to cost of revenue	11,369	3,153	5,039
Non-cash restructuring charge	14,534	—	—
Acquired in-process research and development	6,600	—	—
Premium amortization of marketable securities	7,114	—	—
Provision for (recovery of) doubtful accounts	(1,216)	(219)	7,449
Non-cash interest and other expense on convertible Notes	3,162	12,025	24,697
Stock-based compensation	12,507	22,404	24,871
Deferred taxes	(25,368)	(65,208)	47,286
Gain on sale of investments	(3,076)	(3,838)	(10,242)
Impairment of strategic and other investments	—	198	20,631
Minority interest	—	1,895	(1,137)
(Gain) loss on repurchase of zero coupon convertible debenture	2,727	(26)	(1,731)
Loss (gain) on the sale of assets and businesses	788	(9,301)	—
Tax benefit from exercise of nonqualified stock options	—	45,962	5,389
Change in fair value of interest rate swap, net of change in the fair value of the debt	(5,646)	(1,402)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,676)	(15,805)	(33,003)
Prepaid expenses, income taxes and other assets	(17,624)	9,699	35,239
Accounts payable and accrued liabilities	(78,452)	77,993	(12,497)
Deferred revenue	124,195	(61,280)	(144,224)

Net cash provided by operating activities	156,304	195,093	145,989

Cash flows from investing activities:
Purchase of marketable securities	(1,120,561)	(773,093)	(678,093)
Proceeds from sale and maturity of marketable securities	1,022,700	781,761	754,182
(Increase) decrease in restricted cash	664	(21,734)	—
Purchase of minority interest in McAfee.com	—	(98,447)	—
Purchases of acquired technology	(178)	(807)	(12,250)
Acquisitions, net of cash acquired	(217,078)	(19,054)	(916)
Purchase of property and equipment and leasehold improvements, net	(60,027)	(59,427)	(31,493)
Sale of Secure Computing shares and collar	—	5,105	—
Sale of assets and technology	—	2,050	—
Purchase of shares of Networks Associates Japan	—	—	(10,655)

Net cash provided by (used in) investing activities	(374,480)	(183,646)	20,775

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from financing activities:
Repayment of short-term financing	—	—	(41)
Proceeds from issuance of common stock under stock option plan and stock purchase plans	35,417	109,911	51,069
Repurchase of common stock	(4,707)	—	(53,802)
Repurchase of convertible debentures	(177,289)	(66,175)	(173,708)
Issuance of convertible debentures, net of issuance costs	—	—	335,081

Net cash provided by (used in) financing activities	(146,579)	43,736	158,599

Effect of exchange rate fluctuations	24,180	6,211	11,930

Net increase (decrease) in cash and cash equivalents	(340,575)	61,394	337,293
Cash and cash equivalents at beginning of period	674,226	612,832	275,539

Cash and cash equivalents at end of period	$333,651	$674,226	$612,832

Non cash investing activities:
Unrealized gains (losses) on marketable investments, net	$(709)	$(2,667)	$3,332
Issuance of common stock for acquisition of minority interest in McAfee.com, net of costs of $1,956	$—	$119,480	—
Fair value of assets acquired in business combinations	$247,958	—	—
Liabilities assumed in business combinations	$25,465	$—	$—
McAfee.com stock issued in acquisitions	$—	$—	$5,523
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$10,434	$20,666	$—
Cash paid during the year for income taxes	$20,864	$18,547	$8,844

The accompanying notes are an integral part of these consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

      Networks Associates, Inc. and its wholly owned subsidiaries (the “Company”) are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. The Company offers two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. The Company’s computer security solutions are offered primarily to large enterprises, governments, small and medium sized businesses and consumers. The Company operates its business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific and Latin America.

2.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On September 13, 2002, the Company repurchased the 25% minority interest in its McAfee.com subsidiary. Therefore, since the date of acquisition, no minority interest exists in McAfee.com and accordingly the Company’s consolidated net income for 2002 includes the full amount of McAfee.com results from this date. All intercompany accounts and transactions have been eliminated.

      Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. These reclassifications had no effect on the prior year’s stockholders’ equity or results of operations.

Minority Interest

      Minority interest in (income) loss of consolidated subsidiaries in the statements of income for 2002 and 2001 represents the minority stockholders’ share of the income or loss of various consolidated subsidiaries. As of December 31, 2002, the Company’s consolidated subsidiaries were all wholly owned and there were no minority interests.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include those required in the valuation of intangible assets acquired in purchase combinations, impairment analysis of goodwill and intangibles, property and equipment, allowances for doubtful accounts, sales returns and allowances, vendor specific objective evidence of the fair value of the various elements of the Company’s multiple element software transactions, valuation allowances for deferred tax assets, tax accruals, and warranty obligation accrual. Although the Company believes that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

Certain Risks and Concentrations

      The Company has historically derived a majority of its net revenue from its McAfee anti-virus software products and its Sniffer network fault identification and application performance management products. These products are expected to continue to account for a significant portion of the Company’s net revenues. The markets in which the Company operates are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. The Company has historically derived a

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

majority of its net revenues from anti-virus software products and network fault and performance management products. These products are expected to continue to account for a significant portion of net revenue for the foreseeable future. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

      The Company sells a significant amount of its products through intermediaries such as distributors, resellers and others. The Company’s top ten distributors typically represent approximately 46% to 62% of net sales in any quarter. The Company’s two largest distributors accounted for approximately 33% to 35% of net revenue during 2003, 2002 and 2001. The Company’s distributor agreements may be terminated by either party without cause. If one of the Company’s significant distributors terminates its distribution agreement, the Company could experience a significant interruption in the sale and distribution of its products. The distributors may sell other vendor’s products that are complementary to, or compete with, its products. While the Company encourages its distributors to focus on the Company’s products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

      Some of the Company’s distributors may experience financial difficulties, which could adversely impact collection of accounts receivable. The Company regularly reviews the collectibility and credit-worthiness of its distributors to determine an appropriate allowance for doubtful accounts. The Company’s bad debt allowance was $2.9 million at December 31, 2003 and $6.6 million at December 31, 2002. The Company’s uncollectible accounts could exceed its current or future allowances. The Company determines its allowance for doubtful accounts by assessing the collectibility of individual accounts receivable over a specified aging and amount and provides an amount equal to the historical percentage of write-off experience of the remaining accounts receivable. Accounts receivable are written off on a case by case basis, including probability that any amounts can be collected.

      Some of our products incorporate licensed software and the Company must be able to obtain reasonably priced licenses and successfully integrate this software with its hardware. In addition, some of the Company’s products may include “open source” software. The Company’s ability to commercialize products or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding its products.

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

      The Company maintains the majority of cash balances and all of its short-term investments with seven financial institutions. The Company invests with financial institutions with high quality credit and, by policy, limits the amount of credit exposure to any one financial institution.

      The Company receives certain of its critical components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

Foreign Currency Translation

      The Company considers the local currency to be the functional currency for its international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates prevailing

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income. Where the United States Dollar is the functional currency of the subsidiary, all remeasurement adjustments are recorded in the consolidated statement of income.

      Foreign currency transaction gains and losses, which to date have not been material, are included in the consolidated statements of income.

Derivatives

      The Company follows the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in accounting for derivatives. The standard requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the consolidated statement of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company’s use of derivative financial instruments is discussed in Note 7 to these Notes to the Consolidated Financial Statements.

Cash and Cash Equivalents

      Cash equivalents are comprised of highly liquid debt instruments with original maturities or remaining maturities at date of purchase of 90 days or less.

Marketable Securities

      All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, net of related taxes, reported as a component of accumulated other comprehensive income. Premium and discount on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. Short-term marketable securities are those with remaining maturities at the consolidated balance sheet date of one year or less. Long-term marketable securities have remaining maturities at the consolidated balance sheet date of greater than one year. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

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

Inventory

      Inventory, which consists primarily of finished goods, is stated at lower of cost or market and is included in other current assets. Cost is computed using standard cost, which approximates cost on a first in, first out basis. The Company provides an inventory allowance based upon excess and obsolete inventory determined primarily by future demand forecasts.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are presented at cost less accumulated depreciation and amortization (See Note 8 of these Notes to Consolidated Financial Statements). Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives as follows:

•	building — interior — seven years; exterior — twenty years;

•	computer hardware and software — three to five years;

•	office furniture and equipment — three to seven years; and

•	leasehold improvements — the shorter of the lease term or the estimated useful life of the asset.

      The costs associated with projects eligible for capitalization are accumulated on the consolidated balance sheet until the project is substantially complete and is placed into service. Capitalized interest is calculated on all eligible projects in progress. Interest capitalization begins when three conditions have been met (1) expenditures have occurred, (2) activities necessary to prepare the asset have begun, and (3) interest cost has been incurred. For 2003 and 2002, the Company recorded $0.3 million and $0.8 million of capitalized interest, respectively.

      When assets are disposed, the Company removes the asset and accumulated depreciation from its records and recognizes the related gain or loss in results of operations. The cost and related accumulated depreciation applicable to property and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in operations.

      Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Goodwill

      The Company follows the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in accounting for its goodwill and intangible assets. The Company adopted SFAS 142 as of January 1, 2002, and as required, ceased amortizing goodwill. In lieu of amortization, an impairment review of goodwill is performed on at least an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. Our reporting units are consistent with the operating geographies discussed in Note 19. This impairment review involves a two-step process as follows:

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

Finite-Lived Intangibles, Long-Lived Assets and Assets Held for Sale

      Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives of the Company’s identifiable intangibles is one to seven years (see Note 10 to these Notes to Consolidated Financial Statements).

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accounts for finite-lived intangibles and long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this standard, the Company reviews finite-lived intangibles or long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value such assets may not be recoverable.

      Based upon the existence of one or more potential indicators of impairment, recoverability is assessed based upon an estimate of undiscounted cash flows resulting from the use of the assets and its eventual disposition. Measurement of an impairment loss is based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Finite-lived intangibles and long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less the costs to sell.

      The Company announced plans to sell its Magic Solutions assets (“Magic”) in December 2003. The disposal group met the criteria stated in SFAS 144 to be held for sale in December 2003, and consequently, depreciation on equipment related to Magic was ceased. All assets and liabilities related to Magic have been presented as held for sale on the consolidated balance sheet at December 31, 2003.

Internal Use Software

      The Company follows the guidance in Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company’s management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of three years using the straight-line method.

      When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company assesses the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

Investments

      Investments consist of minority investments in non-publicly and publicly traded companies in which the Company holds less than a 20% interest and does not exercise significant influence. The private investments with no concurrent revenue arrangements are included in other assets on the Company’s consolidated balance sheet and are carried at original cost, less reductions related to other-than-temporary declines in value. In accordance with APB Opinion No. 29, investments with concurrent revenue arrangements, are carried at cost, less the amounts received under the revenue arrangement when fair value cannot be readily determined. The public investments are included in short-term marketable securities and are carried at fair value with resulting unrealized gains, net of related taxes, included on the Company’s consolidated balance sheet as a component of accumulated other comprehensive income.

      The Company assesses the recoverability of its investments on a regular basis. Factors that the Company considers which could trigger an other than temporary decline in the value of such investments include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in market conditions. For public investments, the Company also considers the period of time the fair value of the

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment has been less than its carrying value. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $0.2 million and $20.6 million in 2002 and 2001, respectively. As a result, all of the Company’s investments in non-publicly traded companies have no carrying value. No charges were recorded in 2003.

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

      The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, the Company does not bifurcate the fee and apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition.” In addition, the Company applies the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to its on-line subscription software transactions.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

      Fees due under an arrangement are generally deemed not to be fixed or determinable if a significant portion of the fee is due beyond the Company’s normal payment terms that are 30 to 90 days from the date of invoice. Fees due under an arrangement with distributors and resellers are generally deemed not to be fixed or determinable if a significant portion of the fee is due beyond the date when the products have been sold by the distributor or reseller to the customers. In these cases, revenue is not recognized until the fees become due. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Government Contracts

      The Company enters into research and development contracts with government agencies under various pricing arrangements. Government contracting revenue is classified as services and support revenue in the accompanying consolidated statements of income and comprehensive income. Under government contracts, the Company is subject to audit by the Defense Contract Audit Agency (“DCAA”) which could result in the renegotiation of amounts previously billed.

      Revenue from “cost-plus-fixed-fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue from “firm-fixed-price” contracts is recognized on the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to costs incurred plus management’s estimate of costs to complete. Losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable. During 2003, 2002, and 2001, the Company recognized revenue of approximately $11.0 million, $17.3 million, and $16.6 million, respectively, associated with government contracts.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

      Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Research and development costs include salaries and benefits of researchers, supplies, and other expenses incurred with research and development efforts. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Advertising Costs

      Advertising production costs are expensed as incurred. Media (television and print) placement costs are expensed in the period the advertising first appears. Total advertising and promotional expenses were $7.9 million, $13.6 million, and $25.1 million for 2003, 2002, and 2001, respectively.

Stock-based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”(“SFAS 123”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Accordingly, with respect to fixed-plan awards, the Company measures the excess, if any, of the market value of its common stock on the date of the award over the exercise price of options granted as deferred compensation expense (intrinsic method) and recognizes any such excess over the vesting period using the straight-line method. With respect to variable-plan awards resulting from award modifications or award terms where the amount of shares and the exercise price are not fixed at the date of grant, the Company records stock-based deferred compensation for the excess, if any, of the market value of its common stock at the end of each reporting period (or date of exercise, forfeiture or cancellation without replacement, if earlier) over the fair value of its common stock on the date of the award or modification. The resulting deferred compensation charge to earnings will be recorded over the remaining vesting term using the accelerated method of amortization. When variable plan options become fully vested, any remaining deferred compensation is recognized.

      The Company accounts for options awarded to non-employees (consultants) at fair value using the Black-Scholes option pricing model. The resulting fair value is recognized in expense upon performance.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For pro forma purposes, the compensation costs for the 1997 Plan, the Stock Option Plan for Outside Directors, the 2000 Nonstatutory Stock Option Plan and the 2002 and 1994 ESPPs has been determined based on fair value at the grant date for awards from 1998 through 2003 consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net income, as reported	$70,242	$128,312	$83,253
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(55,848)	(76,721)	(138,302)
Add back: stock-based compensation expense, net of tax; included in reported net income	7,504	13,442	14,923

Pro forma net income (loss)	$21,898	$65,033	$(40,126)

Net income (loss) per share:
Basic — as reported	$0.44	$0.86	$0.60
Basic — pro forma	$0.14	$0.44	$(0.29)
Diluted — as reported	$0.43	$0.80	$0.53
Diluted — pro forma	$0.13	$0.41	$(0.29)

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

Net Income Per Share

      Basic net income per share is computed using the weighted-average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and potentially dilutive shares outstanding during the period. Potentially dilutive common shares include incremental common shares issuable upon exercise of stock options, stock purchase warrants, restricted stock, and potential dilution upon conversion of the convertible debt. Diluted loss per share is computed using the weighted average number of common shares and excludes potentially dilutive shares outstanding, as their effect is anti-dilutive.

Warranty

      The Company offers warranty on its software and hardware products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income.

      For 2003, 2002 and 2001 other comprehensive income (loss) is comprised of the following items (in thousands):

	Before		Net of
	Income Tax	Income Tax	Income Tax

2003
Unrealized loss on marketable securities and investments, net	$(4,258)	$1,703	$(2,555)
Net realized gain on marketable securities and investments	3,076	(1,230)	1,846
Foreign currency translation gain	10,578	—	10,578

Total other comprehensive income	$9,396	$473	$9,869

2002
Unrealized loss on marketable securities and investments, net	$(8,084)	$3,233	$(4,851)
Net realized gain on marketable securities and investments	3,838	(1,535)	2,303
Impairment recognized	(198)	79	(119)
Foreign currency translation gain	10,744	—	10,744

Total other comprehensive income	$6,300	$1,777	$8,077

2001
Unrealized gains on marketable securities and investments, net	$15,943	$(6,377)	$9,566
Net realized gain on marketable securities and investments	10,242	(4,096)	6,146
Impairment recognized	(20,631)	8,251	(12,380)
Foreign currency translation gain	5,961	—	5,961

Total other comprehensive income	$11,515	$(2,222)	$9,293

      Accumulated other comprehensive income is comprised of the following (in thousands):

	2003	2002	2001

Unrealized gain on available-for-sale securities	$745	$1,454	$4,121
Cumulative translation adjustment	33,282	22,704	11,960

Total	$34,027	$24,158	$16,081

Recent Accounting Pronouncements and Guidance

Revenue Recognition

      In December 2003, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 updates portions of the SEC staff’s interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s EITF on various revenue

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition topics. SAB 104 also incorporates into the SAB Codification certain sections of the SEC staff’s “Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers.” The adoption of SAB 104 had no material impact on the Company’s consolidated financial condition, results of its operations or its cash flows.

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

Accounting for Extraordinary Items and Discontinued Operations

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002 and require retroactive application. Upon adoption of this Standard, the Company did not classify the losses related to the repurchases of its outstanding debt in 2003 as extraordinary and reclassified gains on the extinguishment of debt that were presented in prior periods as extraordinary items to components of operating income.

Accounting for Exit or Disposal Activities

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Exit Costs Associated With Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement.

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

Accounting for Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in SFAS 133, (ii) clarifies when a derivative contains a financing component and (iii) amends the definition of an underlying to conform it to language in FIN 45. SFAS 149 is generally effective for contract entered into or modified after June 30, 2003. The Company has adopted the provisions of SFAS 149, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

      In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The measurement provisions of SFAS 150 are deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 5, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

      The Company has adopted the provisions of SFAS 150, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows based on the types of financial instruments the Company currently has issued.

Accounting for Multiple Deliverable Revenue Arrangements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangement”(“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).” The Company adopted the provisions of EITF 00-21 for transactions to which SOP

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

97-2 does not apply, such as sales of hardware without software and on-line subscription software applications in the quarter ended September 30, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Retroactive Insurance Contracts

      In May 2003, the EITF reached a consensus on Issue No. 03-03, “Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises to Claims-Made Insurance Policies” (“EITF 03-03”). The consensus requires the insured company to determine if their claims-made policy is retroactive, prospective, or both and account for the policy accordingly. A policy has a retroactive provision if it covers a specific known claim(s) that was reportable before the policy’s effective date. The continued applicability of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” (“FIN 39”) to the recording of liabilities and the related insurance recoverables is also addressed. Since FIN 39 does not allow for offsetting the insurance liability with the recoverable, regardless of whether the company is recording the insurance policy as prospective or retroactive, there will likely be a balance sheet gross-up for all covered losses. EITF 03-03 is applicable to all claims-made insurance arrangements entered after June 30, 2003 for the Company. The adoption of EITF 03-03 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Accounting for Consolidation of Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 applied immediately to variable interest entities (“VIEs”) created after January 31, 2003. The adoption of FIN 46 had no impact as the Company has no special purpose entities. The Company is continuing to evaluate the provisions of FIN 46R which updates FIN 46 and is effective for periods ending after March 15, 2004, related to VIEs, created prior to February 2003, and their effects on the Company.

3.     Cumulative Effect of Change in Accounting Principle

      Effective January 1, 2003, the Company changed its method for recognizing commission expenses to sales personnel. Prior to January 1, 2003, the Company’s policy has been to expense the commissions as incurred, however, the Company believes that expensing the commissions as incurred does not provide a fair representation of the income from operations where part or all of the revenue related to these sales transactions is deferred and recognized over time. Commission expense directly related to sales transactions is now deferred and recognized ratably over the same period as the related revenue is recognized and recorded, which the Company believes will provide greater transparency into its performance.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The cumulative effect of the change in accounting principle resulted in a one-time credit of $13.9 million ($10.3 million after tax). The following table illustrates 2002 and 2001 after considering the retroactive application of the adopted principle and 2003 prior consideration of the change:

	December 31, 2003		December 31, 2002		December 31, 2001

		Pro Forma for		Pro Forma for		Pro Forma for
		Commission		Commission		Commission
	Actual	Change	Actual	Change	Actual	Change

Operating expenses	$721,057	$726,091	$763,606	$774,938	$741,685	$756,856

Income before cumulative effect of change in accounting principle	$59,905	$56,885	$128,312	$121,513	$83,253	$74,150

Per common share — basic	$0.37	$0.35	$0.86	$0.81	$0.60	$0.54

Per common share — diluted	$0.36	$0.35	$0.80	$0.76	$0.53	$0.48

Net income	$70,242	$56,885	$128,312	$121,513	$83,253	$74,150

Per common share — basic	$0.44	$0.35	$0.86	$0.81	$0.60	$0.54

Per common share — diluted	$0.43	$0.35	$0.80	$0.76	$0.53	$0.48

4.     Business Combinations and Other

IntruVert Networks, Inc.

      On May 14, 2003, the Company acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., (“IntruVert”) a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $98.1 million in cash and $5.2 million of direct expenses, totaling $103.3 million. The Company acquired IntruVert to enhance its intrusion detection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in the Company’s current product offering, and sell IntruVert products to its existing customer base. The results of operations of IntruVert have been included in these consolidated financial statements since the date of acquisition.

      Under the transaction, the Company recorded approximately $18.2 million for developed technology, $1.9 million for acquired product rights, including revenue related order backlog and contracts, $71.8 million for goodwill (none of which is deductible for tax purposes), $11.0 million in cash, $7.4 million for net deferred tax liabilities and $2.2 million for tangible assets, net of liabilities. The Company also recorded approximately $5.7 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years or a weighted average period of 4.5 years. The Company also accrued approximately $0.3 million in duplicative site costs for lease space no longer being utilized and permanently vacated related to the IntruVert acquisition of which less than $0.1 million remains as an accrual as of December 31, 2003.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of the IntruVert acquisition, the Company cancelled all outstanding IntruVert restricted stock and outstanding stock options and agreed to make cash payments to former IntruVert employees contingent upon their continued employment with the Company based on the same vesting terms of their restricted stock or stock option agreements. The payments to former IntruVert employees are recorded ratably over the vesting period as salary expense as the employees are currently providing services to the Company. Payments under the restricted stock plan are paid monthly from an escrow account and will total approximately $3.0 million from the purchase date through the fourth quarter of 2006. Payments under the stock option plan are being paid monthly through the Company’s payroll and will total approximately $4.1 million from the purchase date through the second quarter of 2007. Cash payments that were fully vested at the date of acquisition were included in the purchase price. If a former IntruVert employee ceases employment with the Company, unvested payment amounts will be returned to the Company.

Entercept Security Technologies, Inc.

      On April 30, 2003, the Company acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $121.9 million in cash and $3.9 million of direct expenses, totaling $125.8 million. The Company acquired Entercept to enhance its intrusion detection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in the Company’s current product offering, and sell Entercept products to its existing customer base. The results of operations of Entercept have been included in these consolidated financial statements since the date of acquisition.

      Under the transaction, the Company recorded approximately $21.7 million for developed technology, $2.8 million for acquired product rights, including revenue related order backlog and contracts, $99.7 million for goodwill (none of which is deductible for tax purposes), $9.6 million for deferred tax liabilities, $10.6 million of deferred tax assets, $1.0 million in cash and $1.5 million in liabilities, net of tangible assets. The Company also recorded approximately $0.9 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to six years or a weighted average period of 5.6 years.

      The Company accrued $2.8 million in duplicative sites costs for permanently vacated facilities at the acquisition date The accrual will be fully utilized by 2006, the end of the original lease term. In the fourth quarter of 2003, the Company entered into a sublease for the vacated facility, and therefore, adjusted the accrual by the value of the sublease. The following is a summary of activity in the restructuring accrual related to Entercept in 2003 (in thousands):

Original accrual	$2,837
Cash payments	(684)
Adjustments	(1,137)

Balance, December 31, 2003	$1,016

      As part of the Entercept acquisition, the Company assumed all outstanding unvested Entercept cash bonus units and agreed to make specified per unit cash payments to former Entercept employees contingent upon their continued employment with the Company for one year based on the vesting terms of such units, generally one year. The payments to former Entercept employees are expensed monthly as salary expense as the employees are currently providing services to the Company. Total payments subject to remaining vesting are estimated to be $2.4 million as of December 31, 2003. Amounts to be paid under the cash bonus plan are

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held in escrow and will be paid generally at the end of one year from the Entercept purchase date. Employees that are no longer with the Company at the payment date will not receive any payment, and any forfeited amounts will be allocated to the former Entercept stockholders.

      Management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques and the assistance of valuation consultants. The following is a summary of the assets acquired and liabilities assumed in the acquisitions:

			Total Assets
	IntruVert	Entercept Security	Acquired and
	Networks, Inc.	Technologies, Inc.	Liabilities Assumed

	(In thousands)
Deferred tax assets	$436	$10,560	$10,996
Technology	18,200	21,700	39,900
Other intangible assets	1,900	2,800	4,700
Cash	10,986	1,028	12,014
Goodwill	71,763	99,747	171,510
Other assets	5,321	3,517	8,838

Total assets acquired	108,606	139,352	247,958

Current liabilities	3,151	4,920	8,071
Deferred tax liabilities	7,839	9,555	17,394

Total liabilities assumed	10,990	14,475	25,465

Net assets acquired	$97,616	$124,877	$222,493

In-process research and development (expensed)	$5,700	$900	$6,600

Total acquisition cost	$103,316	$125,777	$229,093

      The following unaudited pro forma financial information presents the combined results of the Company, IntruVert and Entercept as if the acquisitions had occurred at the beginning of 2003 and 2002 (in thousands except per share amounts):

	Year Ended December 31,

	2003	2002

	(Unaudited)
Net revenue	$939,953	$1,052,474

Net income	$60,058	$93,367

Basic net income per share	$0.38	$0.62

Shares used in per share calculation — basic	160,338	149,441

Diluted net income per share	$0.37	$0.59

Shares used in per share calculation — diluted	164,489	157,156

      The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisitions, amortization of identifiable intangible assets and adjustments for expenses incurred in conjunction with the acquisitions. The pro forma financial information excludes the effects of the in-process research and development totaling $6.6 million that was expensed immediately.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

McAfee.com

      In September 2002, the Company repurchased the 25% minority interest in its McAfee.com subsidiary for $219.9 million in cash and stock. The Company issued 8.3 million shares of its common stock valued at $14.62 per share, which corresponds to the average market price of the Company’s common stock two days before and after the date the terms of the acquisition were agreed and announced. The acquisition was an effort to reduce or eliminate customer, market and brand confusion due to the similarity in its products, names and web addresses and to reduce or eliminate actual and potential conflicts between the companies and their sales forces, and related senior management distraction, due to confusion over market boundaries. This acquisition increased the Company’s ownership of McAfee.com to 100% and was accounted for using the purchase method of accounting. As part of the acquisition, McAfee.com was merged with and into the Company. The results of operations of McAfee.com have always been included in the consolidated income (loss) before minority interest of the Company. Prior to the acquisition, the minority interest in the McAfee.com income (loss) was excluded from the Company’s consolidated net income (loss).

      Since the date of acquisition on September 13, 2002, no minority interest exists in McAfee.com and accordingly the consolidated net income includes the full amount of McAfee.com results from this date. The aggregate purchase price was allocated to tangible and identified intangible assets acquired and liabilities assumed based on estimates of fair value. Identifiable intangible assets totaled $50.7 million and are amortized using an estimated useful life identified for each type of intangible ranging from two to seven years, or a weighted average period of 6.7 years. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of approximately $145.8 million has been recognized as goodwill of which none is deductible for tax purposes.

      The following table summarizes the final fair values of the assets acquired and liabilities assumed.

(In thousands)
Deferred tax assets	$25,767
Technology	1,401
Other intangible assets	49,335
Goodwill	145,756
Minority interest	21,044

Total assets acquired	243,303

Current liabilities	2,065
Deferred tax liabilities	21,345

Total liabilities assumed	23,410

Net assets acquired	$219,893

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma financial information presents the combined results of the Company and McAfee.com as if the acquisition had occurred at the beginning of 2002 and 2001, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands except per share amounts):

	Year Ended December 31,

	2002	2001

	(Unaudited)
Net revenue	$1,043,044	$1,071,660

Net income	$141,334	$74,902

Basic net income per share	$0.91	$0.51

Shares used in per share calculation — basic	155,245	146,154

Diluted net income per share	$0.84	$0.46

Shares used in per share calculation — diluted	183,150	172,670

      The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by McAfee.com related to the Company’s exchange offer for all McAfee.com outstanding publicly held shares.

Other Acquisitions

      In 2002, the Company acquired four entities for a total cost of $19.1 million, which was paid in cash:

•	Traxess, Inc., a provider of forensic software,

•	BySupport, S.A., one of our South America reseller,

•	BySecure, S.A., one of our Central American resellers, and

•	Deersoft, Inc., a provider of anti-spam software.

      Liabilities assumed in conjunction with the acquisitions totaled $2.0 million. Intangible assets consisting primarily of acquired technology of $22.3 million and $6.2 million of goodwill, none of which is deductible for tax purposes. These acquisitions were not material to the Company’s results of operations.

Capital Transactions

      In February 2000, the Company sold less than 5% of its interest of its Japanese subsidiary, Network Associates Company Limited (“NAI Japan”) to several unrelated parties generating proceeds of approximately $11.9 million. Due to a change in business strategy, the Company repurchased this minority interest in NAI Japan in June 2001 for approximately $10.7 million. The Company accounted for this repurchase using the purchase method of accounting and accordingly performed an allocation of the purchase price paid for this minority interest. As a result, approximately $10.3 million of the purchase price was allocated to goodwill. The full results of operations of NAI Japan have been included with those of the Company since the date of acquisition of the minority interest.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Sale of Business

Magic Solutions

      In December 2003, the Company announced the sale of its Magic Solutions business (“Magic”) to BMC Software for $47.0 million in cash plus final purchase price adjustments. The Company completed the transaction on January 30, 2004. At December 31, 2003, the carrying values of assets and liabilities related to Magic sale are presented as held for sale on the consolidated balance sheet. The following are the components of the Magic disposal group (in thousands):

Assets:
Accounts receivable, net of allowance for doubtful accounts of $215	$12,991
Prepaid expenses	888
Inventory	20
Equipment, net	1,023
Goodwill	9,797

Assets held for sale	$24,719

Liabilities:
Accounts payable	$215
Accrued liabilities	1,050
Deferred revenue	22,045

Liabilities related to assets held for sale	$23,310

      The assets and liabilities of Magic are present primarily in the Company’s North American and EMEA operating regions. Magic assets and liabilities in the Company’s other operating regions are not material. Depreciation on equipment held for sale was ceased in December 2003. Revenues related to Magic were approximately $63.2 million, $68.4 million and $60.7 million in 2003, 2002 and 2001, respectively.

PGP Product Group

      In October 2001, the Board of Directors of the Company approved a plan to integrate the activities of the Company’s PGP product group into its other product groups. In addition to the integration plan, the Company began to look for a buyer for the PGP desktop encryption and Gauntlet firewall product. In February 2002, the Company announced the sale of Gauntlet firewall/ VPN business to Secure Computing. As a result of the transaction, the Company received common shares of Secure Computing in exchange for the Gauntlet business. The Company recorded a gain on sale of the business of $6.7 million. In August 2002, the Company announced the sale of PGP business to PGP Corporation, a new venture funded company unrelated to the Company, for $2.0 million in cash and assumed liabilities. As a result of the transaction, the Company recorded a gain on sale of the business of $2.6 million.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Marketable Securities and Cash and Cash Equivalents

      Marketable securities, which are classified as available-for-sale, are summarized as follows as of December 31 (in thousands):

	2003

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$190,567	$401	$(76)	$190,892
Corporate debt securities and money market funds	484,156	607	(180)	484,583
Equity securities	118	293	—	411

	$674,841	$1,301	$(256)	$675,886

	2002

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$214,337	$1,634	$(16)	$215,955
Municipal debt securities	10,035	121	—	10,156
Corporate debt securities	644,410	785	(105)	645,090
Equity securities	1,500	148	—	1,648

	$870,282	$2,688	$(121)	$872,849

      At December 31, 2003, $427.0 million of marketable debt securities had scheduled maturities of less than three years, and $5.2 million of marketable debt securities had scheduled maturities of more than three years. At December 31, 2002, $338.0 million of marketable debt securities had scheduled maturities of less than three years, and $10.6 million of marketable debt securities had scheduled maturities of more than three years. Money market funds totaling $243.3 million in 2003, and $533.3 million in 2002, have maturities of less than three months and are therefore classified as cash equivalents. As of December 31, 2003, there has been no material unrealized loss existing for more than one year.

      The following table summarizes the components of the cash and cash equivalents balance at December 31 (in thousands):

	2003	2002

Cash and money market funds, at cost which approximates fair value	$325,360	$660,901
Corporate debt securities, primarily commercial paper	8,291	13,325

Total cash and cash equivalents	$333,651	$674,226

      The following table summarizes the gross realized gains (losses) for the years ending December 31 (in thousands):

	2003	2002	2001

Realized gains	$3,753	$4,670	$11,172
Realized losses	(677)	(832)	(930)

Net realized gain	$3,076	$3,838	$10,242

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Derivatives

Forward Exchange Contracts

      The Company conducts business globally. As a result, it is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to reduce exposures associated with nonfunctional currency monetary assets and liabilities such as accounts receivable and accounts payable denominated in Euros, British Pound Sterling, Singapore, Japanese Yen, Canadian and Australian dollars. The forward contracts range from one to three months in original maturity. In general, the Company does not hedge anticipated foreign currency cash flows nor does the Company enter into forward contracts for trading purposes. The Company does not use any derivatives for trading or speculative purposes.

      The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of income as interest and other income.

      The forward contracts outstanding and their fair values are presented below as of December 31 (in thousands):

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Euro	$490	$490	$488	$488
British Pound Sterling	54	54	774	774
Singapore Dollar	(16)	(16)	15	15
Australian Dollar	75	75	155	155
Canadian Dollar	255	255	354	354

	$858	$858	$1,786	$1,786

Interest Rate Swaps

      In July 2002, the Company entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”), to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Notes due 2006 (the “Notes”) (See Note 13 of Notes to these consolidated financial statements).

      The notional amount of the Transactions was $345.0 million to match the entire principal amount of the Notes. The Company will receive from the Banks fixed payments equal to 5.25% percent of the notional amount, payable on February 15 and August 15 which started on August 15, 2002. In exchange, the Company will pay to the Banks floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months which began on August 15, 2002.

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

      The Transactions qualified and were designated as a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative is recognized at fair value on the balance sheet with an offsetting entry to the income statement. In addition, changes in fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment to the carrying amount of the Notes with an offsetting entry to the income statement. The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest and other expense. The net unrealized gain recorded as of December 31, 2003 and 2002 was approximately $5.6 million and $1.4 million, respectively. The estimated fair value of the Transactions was $9.4 million and $12.4 million at December 31, 2003 and 2002, respectively.

      To test effectiveness of the hedge, regression analysis is performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes are calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For 2003 and 2002, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

      In support of the Company’s obligation under the Transactions, the Company is required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of collateral is presented as restricted cash in the on the consolidated balance sheets.

Collar

      In March 2002, the Company purchased a one-year collar consisting of 300,354 purchased put options with a strike price of $17.31 and the same number of written call options with a strike price of $22.04. Underlying both the put and call options were the Secure Computing shares. The Company designated the purchased collar as a fair value hedge of the Secure Computing available-for-sale securities received in the sales of Gauntlet assets (described in Note 5 to these Notes to Consolidated Financial Statements) in accordance with SFAS 133. At the inception of the hedge, the Company assessed that the collar was highly effective based upon expected changes in the collar’s intrinsic value. In July 2002, the Company sold its shares in Secure Computing and closed its collar. As a result the Company recorded a net gain of $0.3 million, which is recorded as a gain of $0.4 million from the sale of the collar offset by a loss of $0.1 million from the sale of Secure Computing securities.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Consolidated Balance Sheet Detail (in thousands):

	December 31,

	2003	2002

Property and equipment:
Building	$19,822	$—
Furniture and fixtures	27,469	23,235
Computers and equipment	198,737	170,557
Leasehold improvements	26,179	23,528
Construction in progress	23,505	23,418

	295,712	240,738

Accumulated depreciation building	(1,500)	—
Accumulated depreciation furniture and fixtures	(19,608)	(16,762)
Accumulated depreciation computers and equipment	(152,001)	(126,241)
Accumulated depreciation leasehold improvements	(15,993)	(12,872)

	(189,102)	(155,875)

	$106,610	$84,863

Land	$5,062	$4,414

Total property and equipment, net	$111,672	$89,277

      Depreciation expense for 2003, 2002, and 2001 was $35.8 million, $39.8 million, and $43.2 million, respectively.

	December 31,

	2003	2002

Accrued liabilities:
Accrued taxes, short term	$10,123	$11,288
Accrued compensation	51,183	65,138
Accrued marketing costs	3,622	6,568
Accrued legal and accounting fees	6,946	76,424
Accrued interest	6,843	6,843
Other accrued expenses	68,564	54,505

	$147,281	$220,766

	December 31,

	2003	2002

Other long-term liabilities:
Accrued taxes, long term	$209,287	$162,692
Other	13,478	445

	$222,765	$163,137

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Restructuring

      In January 2003, as part of a restructuring effort to gain operational efficiencies, the Company consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into its newly constructed regional headquarters facility in Plano, Texas. The new facility houses employees working in finance, legal, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses.

      As part of the consolidation of activities into the Plano facility, the Company relocated employees from its Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, the Company recorded a restructuring charge of $15.8 million which consisted of a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash write off of $(1.9) million deferred rent liability; and a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities in Santa Clara, California. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on management’s current estimates. As of December 31, 2003, amounts to be paid, relative to the restructuring accrual, within 12 months ($2.0 million) have been included in accrued liabilities, while amounts to be paid beyond 12 months ($12.2 million) have been included in other long term liabilities in these consolidated financial statements.

      During the second and third quarter of 2003, the Company recorded a restructuring charge of $6.8 million and $0.6 million, respectively, which consisted of $6.7 million related to a headcount reduction of 210 employees and $0.7 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The employees were located in the Company’s domestic and international locations and were primarily in the sales, product development and customer support areas. In the third and fourth quarters of 2003, the Company reversed a total of $1.0 million of restructuring reserve in Europe that was no longer necessary after paying out substantially all accrued amounts to the former employees.

      The following table summarizes the Company’s restructuring accrual established in 2003 (in thousands):

		Severance
	Lease	and
	Termination	Other	Other
	Costs	Benefits	Costs	Total

Balance, January, 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	$14,217	$317	$—	$14,534

      The Company’s estimates of the excess facilities charge may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the Company’s success in negotiating with its lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charge was not allocated to reporting segments. The restructuring charge related to headcount reductions was $0.9 million in the Company’s North American segment and $5.8 million in the Company’s EMEA segment.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of the plan to integrate certain activities of the Company’s PGP product group into its other product groups and to dispose of other product lines, the Company sold its Gauntlet business during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services.

      The following table sets forth the Company’s restructuring accrual established in February 2002 and the activity against the accrual during 2002 (in thousands):

		Severance
	Other	and
	Costs	Benefits	Total

Balance, February 2002	$190	$926	$1,116
Paid out	(190)	(926)	(1,116)

Balance, December 31, 2002	$—	$—	$—

10.     Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, the Company performs an impairment review of its goodwill on at least an annual basis. The impairment review requires a two-step process. The Company performed Step 1 of the initial goodwill impairment analysis as of January 1, 2002, as described in Note 2 of the Consolidated Financial Statements and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not required to be performed.

      The Company completed its annual goodwill impairment review as of October 1, 2003, during the fourth quarter of 2003 and concluded that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. Furthermore, as a result of the sale of Magic, the Company also tested its reporting units excluding Magic as required by SFAS 142 and no impairment was present. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts.

      Goodwill information is as follows (in thousands):

				Effects
				of
				Foreign
	January 1,	Goodwill		Currency	December 31,
	2003	Acquired	Adjustments	Exchange	2003

North America	$232,122	$137,636	$(6,671)	$1,238	$364,325
EMEA	$25,424	$21,477	$(2,830)	$289	$44,360
Japan	$12,071	$4,678	$(1)	$—	$16,748
Asia-Pacific (excluding Japan)	$2,301	$3,814	$(28)	$—	$6,087
Latin America	$2,016	$3,905	$5,454	$698	$12,073

Total	$273,934	$171,510	$(4,076)	$2,225	$443,593

      Goodwill was acquired during 2003 as a result of the Company’s purchases of Entercept and IntruVert (See Note 4 of these Notes to the Consolidated Financial Statements).

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The adjustments column reflects the final purchase price adjustment related to BySupport which was acquired by the Company in the fourth quarter of 2002. Based on a final review of the purchase price allocation, the acquisition’s goodwill allocation was increased by $6.2 million from amortizable intangibles. The adjustment column also reflects the reclassification of $9.8 million of goodwill related to Magic that was removed from the Company’s operating segments and presented as held for sale at December 31, 2003. The goodwill related to Magic was calculated based on the relative percentage of Magic’s estimated fair value to the Company’s fair value by reporting unit.

      The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the consolidated statement of income for 2001 (in thousands, except per share amounts):

2001

Net income, as reported	$83,253
Add: Goodwill amortization, net of taxes	43,895

Adjusted net income	$127,148

Net income per share, as reported — basic	$0.60
Effect of goodwill amortization	0.32

Adjusted net income per share — basic	$0.92

Net income per share, as reported — diluted	$0.53
Effect of goodwill amortization	0.26

Adjusted net income per share — diluted	$0.79

      The components of intangible assets, excluding goodwill, are as follows (in thousands):

	December 31, 2003			December 31, 2002

		Accumulated			Accumulated
		Amortization			Amortization
		(Including Effects			(Including Effects
	Gross	of Foreign	Net	Gross	of Foreign	Net
	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other Intangible assets:
Purchased technologies	$116,037	$(64,439)	$51,598	$72,715	$(49,424)	$23,291
Trademarks, patents customer base, and other intangibles	103,431	(49,077)	54,354	104,540	(34,280)	70,260

	$219,468	$(113,516)	$105,952	$177,255	$(83,704)	$93,551

      The aggregate amortization expenses for the intangible assets listed above totaled $27.0 million, $13.9 million, and $12.9 million for 2003, 2002, and 2001 respectively.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002

	(In thousands)
Intangible assets, beginning of year	$177,255	$95,734
Add: Purchased technologies (amortized over one to seven years)	40,523	23,028
Add: Trademarks, patents and other intangibles
(amortized over one to seven years)	4,704	56,770
Add: Change in value due to foreign exchange	2,738	1,823

Sub-total	$225,220	$177,355
Less: Transfers to goodwill and write-offs	(5,752)	(100)

Intangible Assets, end of year	$219,468	$177,255

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2004	$25,951
2005	23,270
2006	20,401
2007	17,646
2008	12,277
Thereafter	6,407

$105,952

11.     Commitments

Leases

      The Company leases most of its operating facilities under non-cancelable operating leases, which expire at various times ranging from the year 2004 through 2017. The Company owns its regional office in Plano, Texas. A description of the Company’s significant operating leases is as follows:

	Lease Expiration	Renewal Option

Corporate Headquarters, Santa Clara, California	March 2013	None
Slough, England	December 2017	None
European Headquarters, Amsterdam, The Netherlands	Various dates through June 2008	Various Options
Paris, France	April 2012	None
Tokyo, Japan	February 2004	2 year renewal

      In addition, the Company has leased certain office equipment with various lease expiration dates through 2007.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments and sublease rental income under non-cancelable operating leases are as follows as of December 31 (in thousands):

		Sublease
	Payments	Income

2004	$18,535	$395
2005	16,560	352
2006	13,041	78
2007	10,167	—
2008	8,974	—
Thereafter	40,000	—

Total	$107,277	$825

      Rent expense for 2003, 2002, and 2001 amounted to $21.3 million, $25.2 million, and $25.5 million, respectively. Sublease rental income under non-cancelable subleases amounted to $0.4 million, $0.1 million, and $1.5 million for 2003, 2002, and 2001, respectively.

12.     Warranty Provision and Guarantees

      The Company offers warranty on its hardware and software products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. A reconciliation of the change in the Company’s warranty obligation at December 31, follows (in thousands):

	2003	2002

Warranty provision, beginning of year	$1,153	$982
Additional accruals	3,881	4,624
Expenses incurred during the period	(3,931)	(4,453)

Warranty provision, end of year	$1,103	$1,153

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for consolidated financial statements of interim or annual periods ending after December 15, 2002. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45:

•	Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and the Company can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then the Company may terminate the license and provide

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses. The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of the Company’s managed services, the Company has agreed that in the event the service provided to the customer by the vendor on behalf of the Company infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its vendor, against any loss, expense, or liability from any damages that may be awarded against its customer. No maximum liability is stipulated in these vendor agreements. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions or claims that are probable losses. The Company believes the estimated fair value of these indemnification clauses is minimal.

•	The Company has agreed to indemnify members of the board of directors, as well as officers of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are an agent of the Company, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. The Company maintains insurance coverage for directors and officers liability (“D&O insurance”). No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors and officers of the Company. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against it members of board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

•	Under the terms of the Company’s agreements to sell the PGP and Gauntlet assets, the Company agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). The maximum potential loss related to the indemnification for breach of representations or warranties is $2.4 million. No maximum liability is stipulated in the agreement related to any undiscovered liabilities. To date, the Company has paid $0.4 million under the representations and warranties indemnification.

      If the Company believes a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Convertible Debt

      Convertible debt is comprised of the following amounts at December 31 (in thousands):

	2003	2002

Zero Coupon Convertible Subordinated Debentures due 2018
Face Value	$—	$358,500
Unamortized Discount	—	(182,240)

	—	176,260

5.25% Convertible Subordinated Notes due 2006
Face Value (net of accumulated fair value adjustment of $2,397 and $11,012 at December 31, 2003 and 2002, respectively, See Note 7 on Derivatives)	347,397	356,013

Total convertible debt	$347,397	$532,273

Zero Coupon Convertible Debentures Due 2018

      In February 1998, the Company completed a private placement of zero coupon convertible subordinated debentures due in 2018 (the “Debentures”). The Debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to the Company of approximately $337.6 million. The initial price to the public for the debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the Debentures of 4.75% (on a semi-annual Debentures equivalent basis). The Debentures were convertible into common stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equated to an initial conversion price of $45.80 per share. The Debentures were subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the related indenture) and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company’s subsidiaries.

      In accordance with the indenture, in 2002 and 2001, the Company redeemed Debentures, which had an aggregate face amount at maturity of $140.0 million and $387.0 million, respectively, at a net price of $66.2 million and $173.7 million, which was financed from the Company’s investment portfolio. In connection with these repurchases, the Company recognized net gains of approximately $26,000 and $1.7 million in 2002 and 2001, respectively. The gain was calculated as the difference between the accreted value of the debt, net of unamortized issuance costs and the cost of repurchase.

      In February 2003, outstanding Debentures, with an aggregate face amount at maturity of $358.5 million, became redeemable for cash at the option of the holders thereof, at which time the Company repurchased Debentures which had an aggregate face amount at maturity of $358.0 million for a net price of $177.1 million. In June 2003, the Company repurchased the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million. The Company recognized a loss of $2.7 million on the repurchase of Debentures during 2003. The loss was calculated as the difference between the accreted value of the debt, net of unamortized issuance costs and the cost of repurchase.

5.25% Convertible Subordinated Note Due 2006

      In August 2001, the Company issued 5.25% convertible subordinated notes (“Notes”) due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds (after deducting fees and expenses) of $335.1 million. The amortization of the issuance costs related to the Notes is calculated using the effective interest method and recorded as additional interest expense in the statements of income. The Notes

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the related indenture). The Notes have no restrictive financial covenants.

      The Notes mature on August 15, 2006, unless earlier redeemed by the Company at its option or converted at the holder’s option. At the option of the holder, the Notes may be converted into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes may also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related indenture). At any time between August 20, 2004 and August 14, 2005, the Company may redeem all or a portion of the Notes for cash at a repurchase price of 101.3125% of the principal amount. After August 14, 2005, the repurchase price is 100.0% of the principal amount.

      Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, and started on February 15, 2002. In 2004, 2005, and 2006, without giving effect to the related floating rate interest rate swap (See Note 7 of these Notes to Consolidated Financial Statements), the Company will make interest payments of $18.1 million. In the event the Notes are redeemed after August 20, 2004, the annual interest payments will be reduced.

      The value of the long-term debt outstanding at December 31, 2003 of $345.0 million fully matures in 2006.

      In July 2002, the Company entered into an interest rate swap transaction with two investment banks, which results in the convertible notes being carried at fair value. (See Note 7 of these Notes to the Consolidated Financial Statements).

      The estimated fair value of the Company’s long-term debt outstanding is as follows (in thousands):

	As of December 31,

	2003	2002

Zero Coupon Convertible Debentures due 2018	$—	$174,360
5.25% Convertible Subordinated Notes due 2006	373,134	425,364

	$373,134	$599,724

14.     Employee Benefit Plans

Company 401(k) and Profit Sharing Plan

      The Company’s 401(k) and Profit Sharing Plan cover substantially all full-time employees. Employees can elect to defer the lesser of 40% of their compensation or $13,000 per year. The board of directors, at its discretion, can match employee contributions in an amount not to exceed a maximum of $4,000 per year. Annual amounts contributed by the Company under the plan were $4.7 million, $4.3 million, and $4.5 million in 2003, 2002, and 2001, respectively.

Company Employee Stock Purchase Plan

      In April 2002, the Company’s board of directors adopted Networks Associates’ 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”) and an initial 2.0 million shares of the Company’s common stock were reserved for issuance. In December 2003, the Company’s stockholders approved an additional 2.0 million shares for issuance under the 2002 Purchase Plan for a total of 4.0 million shares. All employees are eligible to participate in the 2002 Purchase Plan. The 2002 Purchase Plan is comprised of two year offering periods with four six-month purchase periods. Purchase periods occur twice yearly and each offering effectively contains a six, twelve, eighteen and twenty-four month option. Shares are purchased through employees’ contributions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. No participant may purchase more

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than $25,000 of common stock in any one calendar year and the maximum number of shares a participant may purchase during a single offering period is 10,000 shares. In 2003, approximately 1.6 million shares were issued under the 2002 Purchase Plan at a weighted average purchase price of $9.89.

      Under the 1994 Employee Qualified Stock Purchase Plan (“1994 Purchase Plan”), the Company could grant stock purchase rights to all eligible employees during one year offering periods with exercise dates approximately every six months (beginning each August and February). The Company had reserved 3.8 million shares of common stock for issuance under the plan. Shares were purchased through employees’ payroll deductions at exercise prices equal to 85% of the lesser of the fair value of the Company’s common stock at either the first day of an offering period or the last day of such offering period. No participant could purchase more than $25,000 of common stock in any one calendar year. After the purchase on January 31, 2002, the 1994 Purchase Plan was terminated. In 2002, approximately 0.7 million shares were issued under the 1994 Purchase Plan at a weighted average purchase price of $7.24.

McAfee.com Employee Stock Purchase Plan

      In September 1999, McAfee.com’s board of directors adopted McAfee.com’s Employee Stock Purchase Plan (the “1999 Purchase Plan”). A total of 0.5 million shares of McAfee.com Class A common stock were initially reserved for issuance under the 1999 Purchase Plan. All McAfee.com full-time employees were eligible to participate in the 1999 Purchase Plan. The 1999 Purchase Plan was comprised of two-year offering periods with exercise dates approximately every six months (beginning each August and February), with the exception of the first offering period, which commenced on December 2, 1999, with the first exercise date on January 31, 2000. Shares were purchased through McAfee.com employees’ payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of McAfee.com’s Class A common stock at either the first day of an offering period or the last day of such offering period. No participant could purchase more than $25,000 worth of Class A common stock in any one calendar year and the maximum number of shares a participant could purchase during a single purchase period was 2,500 shares. Purchase periods occurred twice yearly and each offering effectively contained a six, twelve, eighteen and twenty-four month option. On September 13, 2002, the Company acquired the minority interest in McAfee.com and therefore the McAfee.com employee stock purchase plan was terminated. In 2002, approximately 0.2 million of McAfee.com shares were issued under the 1999 Purchase Plan at weighted average purchase price of $6.66

15.     Stockholders’ Equity

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

      In May 1999, the board of directors approved the 1999 Nonstatutory Stock Option Plan. Under the plan, as amended in January 2003, the Company reserved 1.0 million shares of its common stock for issuance to employees and officers. The plan provides for an option price at fair value of the Company’s common stock on the date of grant. The options become exercisable over a period of four years: 25% become exercisable one year from the date of grant and the remaining become exercisable ratably in monthly increments over three years. All options under the option plan expire ten years after grant. In April 2003, the 1999 Nonstatutory Stock Option Plan was retired and no new options were granted from this plan.

      In December 1999, the board of directors approved the 2000 Nonstatutory Stock Option Plan. Under the plan, as amended in January 2001, the Company has reserved 11.5 million shares of its common stock for issuance to employees, officers, directors, third party contracts and consultants. The plan provides for an option price at fair value of the Company’s common stock on the date of grant. The options become exercisable over a period of four years: 25% become exercisable one year from the date of grant and the remaining become exercisable ratably in monthly increments over three years. All options under the option plan expire ten years after grant. In April 2003, the 2000 Nonstatutory Stock Option Plan was retired and no new options were granted from this plan.

      Aggregate activity under the Company’s stock option plans is as follows (in thousands, except per share data):

		Outstanding Options

					Weighted
	Shares				Average
	Available	Number of		Aggregate	Exercise
	for Grant	Shares	Price Per Share	Price	Price

Balances, December 31, 2000	10,509	20,254	$0.23-$44.58	378,442	$18.68
Additional options reserved	13,500	—		—	—
Option plan expirations	(155)	—		—	—
Options granted	(18,487)	18,487	$0.01-$27.20	127,401	$6.89
Options exercised	—	(3,233)	$0.01-$24.50	(29,444)	$9.11
Options canceled	3,737	(3,737)	$4.19-$44.50	(54,906)	$14.69

Balances, December 31, 2001	9,104	31,771	$0.23-$48.72	421,493	$13.27
Additional options reserved	5,000	—		—	—
Option plan expirations	(984)	—		—	—
Options granted	(8,302)	8,302	$0.01-$30.26	190,401	$22.93
Options issued in exchange of McAfee.com outstanding stock options	—	2,761	$4.63-$71.26	46,748	$16.93
Options exercised	—	(8,197)	$0.01-$28.50	(107,454)	$13.11
Options canceled	6,335	(6,335)	$4.19-$34.69	(124,025)	$19.58

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Outstanding Options

					Weighted
	Shares				Average
	Available	Number of		Aggregate	Exercise
	for Grant	Shares	Price Per Share	Price	Price

Balances, December 31, 2002	11,153	28,302	$0.01-$71.26	$427,163	$15.09
Option plan expirations	(1,326)	—		—	—
Options granted	(7,807)	7,807	$10.80-$20.28	118,364	$15.16
Options exercised	—	(2,548)	$1.78-$29.82	(20,532)	$8.06
Options canceled	3,821	(3,821)	$4.19-$65.38	(69,982)	$18.32

Balances, December 31, 2003	5,841	29,740	$0.01-$71.26	455,013	$15.30

      At December 31, 2003, approximately 14.1 million options to purchase common stock of the Company were exercisable at an average exercise price of $15.33. For 2003, net proceeds from exercise of stock options was $19.6 million, which is net of a reduction in stock option exercise proceeds of $0.9 million. This reduction is for the payment of the Company’s cash obligation, not exceeding the full exercise price, which is triggered upon exercise of the Company stock options that were granted in exchange for the McAfee options (see Note 16 to the notes to these consolidated financial statements).

      At December 31, 2002, approximately 10.0 million options to purchase common stock of the Company were exercisable at an average exercise price of $14.27. Net proceeds from exercise of stock options was $99.7 million, which is net of a reduction in stock option exercise proceeds of $7.8 million. This reduction is for the payment of the Company’s cash obligation, not exceeding the full exercise price, which is triggered upon exercise of the Company stock options that were granted in exchange for the McAfee options.

      At December 31, 2001, approximately 10.9 million outstanding options to purchase common stock of the Company were exercisable at an average exercise price of $20.01. During 2001, the Company used approximately 3.2 million shares of treasury stock to fulfill employee option exercises and shares issued under the employee stock purchase plan. Net proceeds from exercises of Company stock options was approximately $29.4 million in 2001.

      For various price ranges, weighted average characteristics of outstanding stock options of the Company at December 31, 2003 were as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$0.01-$1.98	59	2.6	$0.25	12	$1.20
$4.13-$6.19	5,609	5.5	$4.49	3,547	$4.50
$6.20-$9.30	1,448	5.7	$7.73	743	$7.62
$9.31-$13.97	5,837	5.5	$12.04	2,447	$11.56
$13.98-$20.97	9,103	7.1	$16.96	2,450	$17.51
$20.98-$31.47	7,461	5.3	$24.86	4,713	$24.74
$31.48-$47.22	193	5.2	$34.98	139	$35.17
$47.23-$59.45	29	4.1	$57.08	26	$57.33
$71.26	1	6.0	$71.26	1	$71.26

	29,740	5.98	$15.30	14,078	$15.33

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In September 2002, the Company acquired the minority interest in McAfee.com. At that time, all outstanding options were converted and transferred into the Company’s option plans and the McAfee.com stock option plans were terminated. The following is the aggregate activity under the McAfee.com stock option plans through the date of acquisition (in thousands, except per share data):

	Outstanding Options

	Shares				Weighted
	Available				Average
	for	Number of		Aggregate	Exercise
	Grant	Shares	Price Per Share	Price	Price

Balances, December 31, 2000	5,047	5,102	$3.13-$50.38	36,733	$7.20
Additional options reserved	2,110	—		—
Options granted — company
employees	(1,968)	1,968	$4.75-$35.13	16,593	$8.43
Options exercised — company employees	—	(833)	$3.67-$28.81	(5,744)	$6.90
Options exercised — NAI officers and employees	—	(1,615)	$3.67-$12.00	(6,363)	$3.94
Options canceled — company employees	769	(769)	$3.13-$49.06	(6,408)	$8.33
Options canceled — NAI officers and employees	33	(33)	$6.55-$12.00	(234)	$7.09

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding Options

	Shares				Weighted
	Available				Average
	for	Number of		Aggregate	Exercise
	Grant	Shares	Price Per Share	Price	Price

Balances, December 31, 2001	5,991	3,820	$3.13-$49.06	34,577	$9.05
Additional options reserved				—	—
Options granted — company
employees	(1,444)	1,444	$10.94-$34.31	20,148	$13.95
Options exercised — company employees	—	(633)	$3.13-$16.66	(3,491)	$5.52
Options exercised — NAI officers and employees	—	(20)	$6.55-$12.00	(142)	$7.10
Options canceled — company employees	519	(519)	$3.13-$43.13	(4,712)	$9.08
Options available for grant terminated due to acquisition	(5,066)	—	$3.13-$43.13	(14,825)	$2.93
Options converted into the Company’s options at date of acquisition	—	(4,092)	$3.13-$48.10	(31,555)	$7.71

Balances, September 13, 2002	—	—		$—

Proforma Stock Compensation Disclosure

      The fair value of options granted by the Company and McAfee.com has been calculated using the Black-Scholes option-pricing model using the multiple option approach. A typical option grant vests over a four-year period. Parameters for the option analysis are listed below.

	2003	2002	2001

The Company:
Risk free interest rate	2.44%	3.46%	4.24%
Expected life (years)	4	4	4
Volatility	96%	84%	84%
Dividend yield	—	—	—

      The weighted average grant date fair value of options granted by the Company in 2003, 2002 and 2001 was $10.38, $10.07 and $4.86, respectively.

      The weighted average fair value of restricted stock granted by the Company in 2002 and 2001 was $27.19 and $7.67, respectively.

      No options were granted to employees below or above fair value during 2003 or 2001. During 2002, the Company exchanged approximately 2.3 million options in the McAfee.com acquisition at exercise prices below fair value as of the acquisition date (see Note 16 to these Notes to these Consolidated Financial Statements).

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

McAfee.com:

			Options
	Options		Granted to
	Granted to		Non-
	Employees		Employees

	2002	2001	2002	2001

Risk free interest rate	3.82%	4.49%	3.82%	5.25%
Expected life (years)	5	5	10	10
Volatility	110%	167%	110%	167%
Dividend yield	—	—	—	—

      The weighted average expected life of the option grants was estimated based on historical exercise patterns.

      The weighted average grant date fair value of options granted by McAfee.com to employees in 2002 and 2001 was $7.76 and $8.44, respectively.

      The Company and McAfee.com have also estimated the fair value of purchase rights issued under their employee stock purchase plans. Rights under these plans were also valued using the Black-Scholes option pricing model. Parameters for the purchase rights analysis are listed below:

The Company:

	2003	2002	2001

Risk free interest rate	1.43%	2.05%	3.08%
Expected life	1.25 years	6 months	6 months
Volatility	72%	84%	84%
Dividend yield	—	—	—

      The weighted average fair value of rights issued pursuant to the Company’s employee stock purchase plans in 2003, 2002, and 2001, was $13.75, $14.62, and $7.75, respectively.

McAfee.com:

	2002	2001

Risk free interest rate	1.72%	3.27%
Expected life	6 months	6 months
Volatility	110%	145%
Dividend yield	—	—

      The weighted average fair value of rights issued by McAfee.com pursuant to its employee stock purchase plan until September 13, 2002 and in 2001 was $39.60 and $5.30, respectively.

Stock Repurchase Plan and Put Options

      In December 2003, the board of directors authorized the Company to repurchase up to $150.0 million of its common stock in the open market over the next two years. Through December 31, 2003, the Company repurchased 0.4 million shares of its common stock for $4.7 million. The timing and size of any future stock repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements. At the time the repurchase program was commenced, the Company determined that stock was undervalued.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1999 and 2000, the Company sold “European style” put options for three million shares of the Company’s common stock as part of its stock repurchase plan in effect during those periods. On August 3, 2000, put options sold on August 2, 1999 for one million shares were exercised in the Company’s stock. In February 2001, the Company settled the remaining put options, which resulted in the purchase of two million shares of the Company’s stock for $53.8 million.

Preferred Shares Rights Agreement

      On October 19, 1998, pursuant to a Preferred Shares Rights Agreement between the Company and BankBoston, N.A. as Rights Agent, the board of directors of the Company announced that it had declared a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of the Company’s common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of the Company’s Series B Participating Preferred Stock at an exercise price of $200.00. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company’s common stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the common stock of the Company. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company’s common stock. The dividend distribution was made on November 3, 1998, payable to the stockholders of record on November 3, 1998. The Rights expire on October 20, 2008.

Summary of Reserved Shares

      At December 31, 2003, the following shares of the Company’s common stock were reserved for potential future issuances (in millions):

1997 Stock Incentive Plan	32.5
Stock Option Plan for Outside Directors	1.1
2000 Nonstatutory Stock Option Plan	11.5
2002 Employee Stock Purchase Plan	4.0
5.25% convertible subordinated note due 2006	19.1

Total	68.2

16.     Stock-Based Compensation

      The Company recorded $12.5 million, $22.4 million and $24.9 million in 2003, 2002 and 2001, respectively, of stock-based compensation. Stock-based compensation charges relate primarily to the exchange of McAfee.com options in connection with the Company’s acquisition of the publicly traded minority interest in McAfee.com, non-recurring stock compensation charges related to executive compensation and the repricing of employee stock options. The Company expects significant future stock-based compensation charges related to the exchange of McAfee.com options and repriced employee stock options.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the Company’s compensation charges are for the years presented (in thousands):

	Years Ended December 31,

	2003	2002	2001

Exchange of McAfee.com options	$3,369	$16,101	$—
Former employees	1,125	10,118	2,668
New and existing executives	424	1,478	3,230
Extended life of vested options of terminated employees	3,720	—	—
Extended vesting term of options	—	193	—
Extended period of Employee Stock Purchase Plan	3,869	—	—
Shares purchased outside Employee Stock Purchase Plan and other	—	62	9
Repriced options	—	(5,548)	17,396
Warrants to outside consultants	—	—	1,049
PGP restructuring	—	—	519

Total stock-based compensation	$12,507	$22,404	$24,871

      Exchange of McAfee.com options. On September 13, 2002, the Company acquired the minority interest in McAfee.com. McAfee.com option holders received options for 0.675 of a share of our common stock plus $8.00 in cash for each option of McAfee.com, which will be paid to the option holder only upon exercise of the option and without interest, in exchange for each McAfee.com option. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of the Company’s common stock. The assumed options have been accounted for under the guidance in EITF No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25” and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, these options are subject to variable accounting treatment, which means that a compensation charge has been measured initially at the date of the closing of the merger and then remeasured at the end of each reporting period.

      The initial charge was based on the excess of the closing price of the Company’s stock over the exercise price of the options plus the $11.85 per share of the Company’s options payable in cash, which will be paid upon exercise of the option. The charge has been and will be remeasured, using the same methodology, until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge is recorded as an expense over the remaining vesting period of the options, using the accelerated method of amortization under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). To the extent that the options issued were fully vested at the date of the closing of the McAfee.com acquisition, the Company immediately recorded a compensation expense of $10.5 million. Charges related to unvested options are recorded in deferred compensation in stockholders’ equity. Depending upon movements in the market value of the Company’s common stock, variable accounting treatment can result in significant additional stock-based compensation charges in future periods.

      During 2003 and 2002, the Company recorded a charge of approximately $3.4 million and $16.1 million, respectively, including the $10.5 million described above, related to exchanged options subject to variable accounting. The Company’s stock-based compensation charge related to exchanged options subject to variable accounting was based on its closing common stock price of $15.04 and $16.09 on December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company had outstanding exchanged options of approximately 0.8 million shares subject to variable accounting.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2001, the Company terminated the employment of three executives. Upon termination, the options held by these executives were modified. As a result, it recorded a one-time stock compensation charge of approximately $2.1 million during 2001.

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

      In October 2002, the Company terminated the employment of four former McAfee.com executives. These executives held McAfee.com exchanged options, which are subject to variable accounting as discussed above. Upon termination, the options were modified in accordance with a change in control agreement. As a result, the Company recorded a stock compensation charge of approximately $1.1 million and $9.9 million during 2003 and 2002, respectively.

      New Executives. On January 3, 2001, the Company entered into an employment agreement with George Samenuk to become its chief executive officer. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares was $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 12.5% on the first four quarterly anniversaries of Mr. Samenuk’s employment and the remaining 50% on the second year anniversary of Mr. Samenuk’s employment. The fair value of the restricted stock was determined to be approximately $2.0 million and was estimated based on the difference between the exercise price of the restricted stock and the fair value of the Company’s common stock on Mr. Samenuk’s employment commencement date. During 2002 and 2001, the Company recorded approximately $1.0 million in each year related to stock compensation associated with Mr. Samenuk’s 2001 restricted stock grant.

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

      On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005 and have not been issued as of December 31, 2003. The fair value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair value of its common stock on January 15, 2002. During 2003 and 2002, the Company recorded approximately $0.4 million and $0.5 million related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Extended life of vested options held by terminated employees. In March 2003, the Company announced that the filing of its Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999 and 1998. As a result, effective April 9, 2003, the Company suspended all exercises of stock options until the 2002 Form 10-K and all required quarterly reports on Form 10-Q were filed with the SEC, as these reports are incorporated by reference into the securities registration statements for each of the stock option plans. The period during which all stock option exercises were suspended was known as the blackout period. Due to the blackout period, the Company extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, the Company recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During 2003, the Company recorded a stock-based compensation charge of approximately $3.7 million for the extension of life of vested options held by terminated employees.

      Extended Vesting Term of Options. In the second quarter of 2002, the Company recorded a one-time stock-based compensation charge of approximately $0.2 million as a result of the modification of the terms of the options previously granted to certain employees.

      Extended period of Employee Stock Purchase Plan. In March 2003, the Company announced that the filing of its Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999 and 1998. As a result, effective April 9, 2003, the Company suspended all stock purchases until the 2002 Form 10-K and all required quarterly reports on Form 10-Q were filed with the SEC, as these reports are incorporated by reference into the securities registration statements for the 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”). The period during which all stock purchases were suspended was known as the blackout period. Due to the blackout period, the Company extended the purchase period of the 2002 Purchase Plan that would otherwise had been purchased on July 31, 2003. Accordingly, during 2003, the Company recorded a stock-based compensation charge of approximately $3.9 million for the extended period of the 2002 Purchase Plan. The blackout period ended in November 2003, and therefore no additional stock-based compensation will be recorded.

      Shares Purchased Outside Employee Stock Purchase Plan. On January 31, 2002, the Company experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although the Company reduced the number of shares plan participants could purchase by a pro rata amount, additional shares were required to be purchased outside of the plan in order to meet this shortfall. As a result, the Company recorded a one-time stock-based compensation charge of approximately $0.1 million in the first quarter of 2002. The charge was based on the difference between the fair value of the shares purchased outside of the plan and the price the shares were sold to plan participants.

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

      The amount of stock-based compensation recorded was and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company’s common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings is recorded over the remaining vesting period, using the accelerated method of amortization required by FIN 28. When options are fully vested, the charge will be

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded to earnings immediately. At December 31, 2003, these options were substantially 100% vested. Depending upon movements in the market value of the Company’s common stock, this variable accounting treatment can result in additional stock-based compensation charges in future periods until the options are exercised or forfeited.

      During 2002 and 2001, the Company incurred charges (credits) to earnings of approximately $(6.5) million and $15.6 million, respectively, related to options subject to variable plan accounting. For 2002 and 2001, the Company’s stock compensation charges related to options subject to variable plan accounting were based on a year end per share price of its stock of $16.09 and $25.85, respectively. As of December 31, 2003, the Company had options to purchase 0.7 million shares, which were outstanding and subject to variable accounting. The Company recorded no charges in 2003.

      The Company also incurred an initial stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $1.0 million and $1.8 million was expensed during 2002 and 2001, respectively.

      Warrants to Outside Consultants. In January 2001, upon completion of the search for the Company’s chief executive officer, the Company issued warrants to the executive search firm for services performed. The warrants, if exercised, can be exchanged for 166,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $2.97 per share. The warrants were immediately exercisable and scheduled to expire in January 2004. The combined fair value of the warrants was determined to be $0.5 million. The fair value of the warrants was included as stock compensation during 2001 and included in general and administrative expenses in the accompanying statements of income. The warrants were exercised in January 2004, and as a result 133,705 shares of the Company’s common stock were issued. The warrants issued included a net exercise feature which allowed the holder of the warrants to use a portion of the shares acquired upon exercise of the warrants in lieu of making a cash payment to exercise the warrants. The executive search firm chose to exercise this feature and forfeited 32,962 shares in lieu of making a cash payment to acquire the shares.

      In April 2001, upon completion of the search for its chief financial officer, the Company issued warrants to an executive search firm for services performed. The warrants, if exercised, can be exchanged for 66,667 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $4.50 per share. The warrants are immediately exercisable and expire in April 2004. The combined fair value of the warrants was determined to be $0.3 million. The fair value of the warrants was included as a stock compensation charge during 2001 and included in general and administrative expenses in the accompanying statements of income.

      In November 2001, upon completion of the search for two executives for international operations, the Company issued warrants to an executive search firm for services performed. The warrants, if exercised, can be exchanged for 20,833 shares of the Company’s common stock. The weighted-average exercise price of the underlying shares is $19.64 per share. The warrants are immediately exercisable and expire in 2004. The combined fair value of the warrants was determined to be approximately $0.2 million. The fair value of the warrants was included as a stock compensation charge during 2001 and included in general and administrative expenses in the accompanying statements of income.

      PGP Restructuring. In connection with the integration of the PGP product group, the Company accelerated the vesting of 45,600 options held by the 100 employees terminated during 2001. As a result of this modification, it recorded a stock based compensation charge of approximately $0.5 million with restructuring expense in the Company’s statement of income. The charge was calculated based on the intrinsic value of the modified options on the date the acceleration was approved by the Company’s board of directors.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Provision for Income Taxes

      The domestic and foreign components of our income before provision for income taxes were as follows (in thousands):

	2003	2002	2001

Domestic	$17,303	$278	$22,742
Foreign	69,752	129,655	125,394

	$87,055	$129,933	$148,136

      Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Federal:
Current	$18,148	$39,916	$(453)
Deferred	(23,332)	(61,674)	38,640

Total Federal	(5,184)	(21,758)	38,187
State:
Current	5,863	5,189	(59)
Deferred	(4,802)	(2,362)	2,773

Total State	1,061	2,827	2,714
Foreign:
Current	18,167	19,829	19,246
Deferred	2,766	(1,172)	5,873

Total Foreign	20,933	18,657	25,119

Provision for (benefit from) income taxes	$16,810	$(274)	$66,020

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of net deferred tax assets are as follows (in thousands):

	Years Ended
	December 31,

	2003	2002

ASSETS
Deferred revenue	$124,932	$91,811
Accrued liabilities and allowances	61,802	92,975
Depreciation and amortization	137,554	92,905
Tax credits	117,998	101,239
Deferred stock compensation	4,116	5,465
Net operating loss carryover	51,332	42,299

	497,734	426,694
Valuation allowance	(88,283)	(75,731)

Total deferred tax assets	409,451	350,963

LIABILITIES
Intangibles not amortizable for tax purposes	40,178	29,791
Accrued liabilities and allowances	9,527	7,612

Total deferred tax liability	49,705	37,403

Net deferred tax asset	$359,746	$313,560

Current portion	$160,550	$174,469
Noncurrent portion	199,196	139,091

	$359,746	$313,560

      At December 31, 2003, the Company has net operating loss carryovers for federal income tax purposes of approximately $142.9 million. These net operating loss carryovers have expiration dates ranging from 2008 to 2023. The net increase in the valuation allowance primarily relates to the uncertainty of future utilization of certain foreign deferred tax assets and tax attributes and net operating loss carryforwards from acquisitions made during 2003.

      U.S. income taxes were not provided for on a cumulative total of approximately $155.7 million of retained earnings of certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective tax rate on income before income taxes differs from the U.S. Federal statutory tax rate as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

U.S. Federal income tax provision at statutory rate	$30,470	$45,469	$51,240
State provision	1,258	2,725	2,402
Non deductible acquisition and other costs	2,310	5,343	22,017
Foreign earnings taxed at rates different than the U.S. rate	(3,480)	(26,724)	(18,767)
Goodwill and other permanent differences	867	(957)	14,812
Tax credits	(2,532)	(26,096)	(5,316)
Benefit from change in accruals for tax exposures	(12,083)	—	—
Other	—	(34)	(368)

	$16,810	$(274)	$66,020

18.     Net Income Per Share

      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Numerator — Basic
Income before cumulative effect of change in accounting principle	$59,905	$128,312	$83,253
Cumulative effect of change in accounting principle, net of tax	10,337	—	—

Net income	$70,242	$128,312	$83,253

Numerator — Diluted
Income before cumulative effect of change in accounting principle	$59,905	$128,312	$83,253
Cumulative effect of change in accounting principle, net of tax	10,337	—	—
Interest on convertible debentures(1)	—	12,042	4,358

Net income, adjusted	$70,242	$140,354	$87,611

Denominator — Basic
Weighted average shares of common stock outstanding	160,338	149,641	138,172
Less: weighted average shares of common stock subject to repurchase	—	(200)	(325)

Basic weighted average common shares outstanding	160,338	149,441	137,847

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

Denominator — Diluted
Basic weighted average common shares outstanding	160,338	149,641	138,172
Effective of dilutive securities:
Convertible debentures(1)	—	19,092	19,092
Common stock options(2)	3,992	7,333	6,774
Put options	—	—	163
Warrants	159	183	162

Diluted weighted average shares	164,489	176,249	164,363

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.37	$0.86	$0.60
Cumulative effect of change in accounting principle, net of tax	0.07	—	—

Net income per share — Basic	$0.44	$0.86	$0.60

Diluted net income per share:
Income before cumulative effect of change in accounting principle	$0.36	$0.80	$0.53
Cumulative effect of change in accounting principle, net of tax	0.07	—	—

Net income per share — Diluted	$0.43	$0.80	$0.53

(1)	Convertible debt interest and related 19.1 million as-if converted shares were excluded from the calculation since the effect was anti-dilutive in 2003. The total number of shares excluded from the calculation related to as-if converted shares was 3.1 million and 4.3 million for 2002 and 2001, respectively.

(2)	At December 31, 2003, 2002 and 2001, 15.6 million, 9.9 million and 31.8 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

19.     Business Segment and Major Customer Information

      The Company has concluded that it has one business and operates in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium sized business and consumer users, as well as resellers and distributors. Management measures profitability based on the Company’s five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific (excluding Japan) and Latin America. The regions are evidence of the operating structure of the Company’s internal organization.

      The Company markets and sells, through its geographic regions, anti-virus and security software, hardware and services; network management software, hardware and services; and help desk software and services. These products and services are marketed and sold worldwide primarily through resellers, distributors, systems integrators retailers, and directly by the Company. In addition, the Company offers web sites, which provide suites of on-line products and services personalized for the user based on the users’ PC configuration, attached peripherals and resident software. The Company also offers managed security and availability applications to corporations and governments on the Internet.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is the summary of the Company’s net revenue from external customers and income from operations by geographic region. The accounting policies of the businesses and geographic segments are the same as disclosed in Note 2 to these Notes to Consolidated Financial Statements. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses and corporate marketing expenses of $61.9 million, $37.3 million and $48.6 million in 2003, 2002 and 2001, respectively; stock-based compensation charges; and acquisition, restructuring and other related costs. These corporate expenses are not considered attributable to any specific geographic region. The $70.0 million litigation charge incurred in 2002 was recorded in North America. Summarized financial information concerning the Company’s net revenue and operating income by business and geographic region is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net revenue by region:
North America	$606,685	$653,532	$696,136
EMEA	240,616	298,659	292,663
Japan	40,519	39,369	28,919
Asia-Pacific (excluding Japan)	29,014	33,595	37,606
Latin America	19,502	17,889	16,336

Net revenue	$936,336	$1,043,044	$1,071,660

Operating income (loss) by region:
North America	$215,027	$156,080	$231,479
EMEA	88,884	135,629	134,674
Japan	11,061	8,710	(2,404)
Asia-Pacific (excluding Japan)	5,962	6,682	16,727
Latin America	1,338	2,436	4,777
Corporate	(256,619)	(194,810)	(231,770)

Operating income	$65,653	$114,727	$153,483

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of the Company’s long-lived assets, including property and equipment and amortizable intangibles, and total assets by business and by geographic region. Long-lived assets are capital expenditures, including land purchases. Assets purchased to support infrastructure general and administrative activities, including land purchases, are included in “Corporate” in the “Long-lived assets” table below. Assets purchased to support infrastructure general and administrative activities, including land purchases, are included in “Corporate” in the “Total assets” table, below. These corporate assets are not assigned to any specific geographic region. Summarized financial information concerning the Company’s long-lived assets and total assets by business and geographic region is as follows (in thousands):

	December 31,

	2003	2002

Total long-lived assets by region:
North America	$84,091	$63,767
EMEA	27,361	32,028
Japan	9,040	8,073
Asia-Pacific (excluding Japan)	6,178	5,766
Latin America	3,125	8,072
Corporate	87,829	65,122

Total long-lived assets	$217,624	$182,828

Total assets by region:
North America	$1,452,407	$1,571,529
EMEA	485,613	334,540
Japan	51,331	45,190
Asia-Pacific (excluding Japan)	25,479	11,763
Latin America	17,839	17,344
Corporate	87,829	65,121

Total assets	$2,120,498	$2,045,487

      Property and equipment based on the physical location of the assets is as follows (in thousands):

	2003	2002

United States	$89,857	$73,990
Japan	5,484	4,560
India	4,261	1,506
The Netherlands	3,991	1,835
Other countries	8,079	7,386

Total	$111,672	$89,277

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenues attributed to countries based on the location of the customer for the years ended December 31 is as follows (in thousands):

	2003	2002

United States	$573,263	$618,936
United Kingdom	67,229	87,010
Germany	43,717	50,533
Japan	40,519	39,369
Other countries	211,608	247,196

Total	$936,336	$1,043,044

      Net revenue by location of the customer in 2001 is impracticable to obtain.

      Net revenue information on a business unit basis is as follows for the year ended December 31 (in thousands):

2003

McAfee	$634,812
Sniffer	210,176
Magic	63,164
IntruShield	15,510
NAI Labs	11,023
PGP	1,651

Total net revenue	$936,336

      Net revenue information on a product and service basis is as follows for the years ended December 31 (in thousands):

	2003	2002	2001

Software licenses	$341,188	$459,707	$380,353
Support and maintenance	313,731	310,473	359,403
Hardware	99,502	93,359	87,932
Retail	45,993	63,236	127,453
Consulting	27,421	36,740	41,276
Training	9,486	12,527	19,161
On-line subscription arrangements	72,088	51,754	40,790
Other	26,927	15,248	15,292

Total	$936,336	$1,043,044	$1,071,660

      At December 31, 2003 and 2002, one customer had an accounts receivable balance greater than 10% of the Company’s total accounts receivable balance. During 2003, 2002 and 2001, one customer accounted for 24%, 25% and 24%, respectively, of the total net revenue for each year. During 2002, another customer accounted for 10% of the net revenue, but accounted for less than 10% for 2001. The net revenue derived from these customers is reported primarily in the Company’s North American and EMEA geographic segments.

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

Securities Cases

      Between December 29, 2000 and February 7, 2001, the Company and certain of its current and former officers and directors were named in securities class action lawsuits filed in the United States District Court for the Northern District of California. On September 24, 2001, a consolidated class action complaint, styled In re Network Associates, Inc. II Securities Litigation, was filed which asserts claims against the Company, William Larson, Prabhat Goyal and Peter Watkins on behalf of a putative class of persons who purchased the Company’s stock between July 19 and December 26, 2000. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Exchange Act Section 10(b)/ SEC Rule 10b-5 and Exchange Act Section 20(a). In particular, the complaint alleges that defendants engaged in improper practices designed to increase the Company’s revenues and earnings and that, as a result of those practices, the Company’s class period financial statements were false and misleading and failed to comply with Generally Accepted Accounting Principles (GAAP). After a hearing on defendants’ motion to dismiss was held on April 16, 2002, the Court entered an order approving a jointly stipulated withdrawal of defendants’ motion to dismiss. On September 30, 2002, plaintiffs filed a first amended and consolidated complaint. The amended and consolidated complaint asserts claims on behalf of an expanded class of plaintiffs, i.e., persons who purchased the Company’s stock between April 15, 1999 and December 26, 2000, and, in addition to reasserting the allegations contained in the consolidated complaints, adds allegations regarding the Company’s restatement of its 1998, 1999, and 2000 consolidated financial statements, which restatement resulted from the Company’s discovery of certain accounting inaccuracies impacting those consolidated financial statements. The FAC also adds Terry Davis, the Company’s former Controller as a party defendant. On November 11, 2002, the Company and the individual defendants each moved to dismiss certain claims asserted on the first amended and consolidated complaint. Prior to the hearing on Defendant’s motions, which took place on February 11, 2003, plaintiff voluntarily dismissed Peter Watkins as a party defendant in the lawsuit. A decision on the remaining motions to dismiss was issued on March 25, 2003, where the Court granted, in part, defendants’ motion to dismiss. On September 23, 2003, the Company and the plaintiffs entered into a memorandum of agreement of settlement settling the matter for $70.0 million. The settlement was approved by the court on February 11, 2004, and the case was dismissed with prejudice as to all parties and claims.

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

      On June 6, 2002, Paul Cozza filed a Complaint in the United States District Court, District of Massachusetts alleging breach of contract, fraud and bad faith arising out of a dispute concerning the licensing of certain technology used in the Company’s Virex 6.1 product. The Complaint seeks royalties on the Company’s sale of Virex 6.1 products from January 1, 2002 to the present. The Company filed papers in opposition to the Complaint and asserted various defenses. The Company also moved to compel arbitration, which was denied by the District Court. The Company appealed, and the case is currently stayed pending a ruling by the First Circuit Court of Appeals on the arbitration issue.

      On March 22, 2002, the Securities and Exchange Commission notified the Company that it has commenced a “Formal Order of Private Investigation” into the Company’s accounting practices. The SEC investigation is continuing, and the Company continues to provide documents and information to the SEC.

21.     Related Party Transactions

      Under the terms of the amended and restated employment agreement for Mr. George Samenuk, Chairman of the Board and Chief Executive Officer, the Company agreed to loan Mr. Samenuk the funds

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In total, the Company extended five separate loans to Mr. Samenuk. As of December 31, 2002, four loans in an aggregate amount of approximately $955,000 were outstanding. The loans each had a two-year maturity and bore interest at the applicable federal rate. The loans were full recourse and secured by Mr. Samenuk’s restricted stock and 3,000 shares of stock. The last remaining loan was fully repaid in October 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 9th day of March, 2004.

NETWORKS ASSOCIATES, INC.

By:	/s/ GEORGE SAMENUK

George Samenuk
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ GEORGE SAMENUK (George Samenuk)	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 9, 2004

/s/ STEPHEN C. RICHARDS (Stephen C. Richards)	Chief Operating Officer and Chief Financial Officer	March 9, 2004

/s/ ROBERT B. BUCKNAM (Robert B. Bucknam)	Director	March 9, 2004

/s/ LESLIE G. DENEND (Leslie G. Denend)	Director	March 9, 2004

/s/ ROBERT DUTKOWSKY (Robert Dutkowsky)	Director	March 9, 2004

/s/ DENIS J. O’LEARY (Denis J. O’Leary)	Director	March 9, 2004

/s/ ROBERT PANGIA (Robert Pangia)	Director	March 9, 2004

/s/ LIANE WILSON (Liane Wilson)	Director	March 9, 2004

SCHEDULE II

NETWORKS ASSOCIATES, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Provision for
		Doubtful
		Accounts,	Write-offs of
	Balance at	Additions Charged	Previously	Balance at
	Beginning of	to Expense or	Provided	End of
	Period	Revenue Net(1)	Accounts	Period

	(In thousands)
Year Ended December 31, 2003 Allowance for Doubtful Accounts	$6,638	$(1,216)	$(2,352)	$3,070
Year Ended December 31, 2002 Allowance for Doubtful Accounts	$8,394	$(219)	$(1,537)	$6,638
Year Ended December 31, 2001 Allowance for Doubtful Accounts	$7,165	$7,449	$(6,220)	$8,394

(1)	Provision for Doubtful Accounts, Net. The provision for doubtful accounts, net consists of our estimates with respect to the uncollectibility of our receivables, net of recoveries of amounts previously written off. Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

		Provision for
	Balance at	Sales Returns	Actual	Balance at
	Beginning of	and Other	Returns and	End of
	Period	Allowances(2)	Allowances	Period

	(In thousands)
Year Ended December 31, 2003
Sales Returns and Allowances	$32,337	$85,612	$(78,350)	$39,599
Year Ended December 31, 2002
Sales Returns and Allowances	$32,586	$130,163	$(130,412)	$32,337
Year Ended December 31, 2001
Sales Returns and Allowances	$48,076	$134,814	$(150,304)	$32,586

(2)	Provision for Sales Returns and Allowances. The provision for sales returns and allowances consists of our estimates of potential future product returns related to current period product revenue, and specific provisions for distributor, reseller, and retailer sales incentives (“allowances”) that are reductions in the revenue to be realized. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The total provision for sales returns and other allowances amounted to $39.6 million in 2003. The balance at December 31, 2003, of $39.6 million includes the estimate of potential future product returns amounting to $9.1 million and specific allowances for distributor, reseller, and retailer sales incentives amounting to $30.5 million.

      Our accounts receivable balance at December 31, 2003 was $170.2 million, net of allowance for doubtful accounts of $3.1 million and allowance for sales returns and other allowances of $39.6 million.

EXHIBIT INDEX

Exhibit
Number			Description

2.1		—	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
3.1		—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(2)
3.2		—	Amended and Restated Bylaws of the Registrant.(3)
3.3		—	Certificate of Designation of Series A Preferred Stock of the Registrant.(4)
3.4		—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(5)
4.3		—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(6)
10.1		—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(7)
10.2		—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(7)
10.3		—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(7)
10.4		—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(7)
10	.5*	—	2002 Employee Stock Purchase Plan.(8)
10	.6*	—	1997 Stock Incentive Plan, as Amended.(8)
10	.7*	—	Amended and Restated 1993 Stock Option Plan for Outside Directors.(3)
10	.8*	—	2000 Nonstatutory Stock Option Plan.(9)
10	.9*	—	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(10)
10	.10*	—	Employment agreement between Stephen C. Richards and the Registrant, dated April 3, 2001.(11)
10.11		—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(12)
10.12		—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(12)
10.13		—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(12)
10.14		—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(12)
10.15		—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(12)
10.16		—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(12)
10.17		—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(12)
10.18		—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(12)
10.19		—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(12)
10.20		—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(12)

Exhibit
Number			Description

10.21		—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(12)
10.22		—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(12)
10.23		—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(12)
10.24		—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(12)
10.25		—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(12)
10.26		—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(12)
10.27		—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(12)
10.28		—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(12)
10	.29*	—	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(13)
10	.30*	—	Employment Agreement between Arthur R. Matin and the Registrant, dated October 30, 2001.(13)
10	.31*	—	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(13)
10	.32*	—	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002(13)
10	.33*		Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002.
10.34			Form of Indemnification Agreement between the Registrant and its Executive Officers
10	.35*	—	Summary of Pay for Performance Plan.(3)
10	.36*	—	Network Associates, Inc. Tax Deferred Savings Plan.(15)
12.1		—	Calculation of Ratio of Earnings to Fixed Charges
21.1		—	Subsidiaries of the Registrant
23.1		—	Consent of PricewaterhouseCoopers LLP, independent accountants
31.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(4)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(9)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(11)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(14)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(15)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of Networks Associates, Inc.