Form 10-Q
period 2004-03-31
NETWORKS ASSOCIATES INC/
filed 2004-05-10
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or

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

      As of April 26, 2004, 165,330,464 shares of the registrant’s common stock, $0.01 par value, were outstanding.

This document contains 63 pages.

The Exhibit Index is on page 61.

NETWORKS ASSOCIATES, INC. AND SUBSIDIAIRES

FORM 10-Q

March 31, 2004

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(In thousands, except
	share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$430,329	$333,651
Short-term marketable securities	217,432	174,499
Accounts receivable, net	109,759	170,218
Prepaid expenses, income taxes and other current assets	108,561	95,609
Deferred taxes	177,304	160,550
Assets held for sale	—	24,719

Total current assets	1,043,385	959,246
Long-term marketable securities	293,449	258,107
Restricted cash	20,647	20,547
Property and equipment, net	110,294	111,672
Deferred taxes	169,861	199,196
Intangible assets, net	98,974	105,952
Goodwill	441,488	443,593
Other assets	6,314	22,185

Total assets	$2,184,412	$2,120,498

LIABILITIES
Current liabilities:
Accounts payable	$25,847	$32,099
Accrued liabilities	124,102	147,281
Deferred revenue	385,864	342,795
Convertible debt, current portion	345,275	—
Liabilities related to assets held for sale	—	23,310

Total current liabilities	881,088	545,485
Deferred revenue, less current portion	102,077	116,762
Convertible debt, less current portion	—	347,397
Other long term liabilities	232,200	222,765

Total liabilities	1,215,365	1,232,409

Commitments and contingencies (Notes 11 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; issued and outstanding: none at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 164,762,023 shares and 162,071,798 shares at March 31, 2004 and December 31, 2003, respectively; Outstanding: 164,412,023 shares and 161,721,798 shares at March 31, 2004 and December 31, 2003, respectively	1,648	1,621
Additional paid-in capital	1,111,287	1,087,625
Deferred stock-based compensation	(537)	(598)
Accumulated other comprehensive income	35,217	34,027
Accumulated deficit	(173,861)	(229,879)
Treasury stock, at cost: 350,000 shares	(4,707)	(4,707)

Total stockholders’ equity	969,047	888,089

Total liabilities and stockholders’ equity	$2,184,412	$2,120,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share data)
	(Unaudited)
		(As Restated,
		See Note 13)
Net revenue:
Product	$81,203	$127,306
Services and support	135,421	92,008

Total net revenue	216,624	219,314

Cost of net revenue:
Product	22,952	18,690
Services and support	10,847	13,230
Amortization of purchased technology	3,393	1,741

Total cost of net revenue	37,192	33,661

Operating costs:
Research and development(1)	45,379	46,430
Marketing and sales(2)	92,657	88,941
General and administrative(3)	28,076	28,208
Gain on sale of assets and technology	(46,505)	(37)
Provision for (recovery from) doubtful accounts, net	525	(323)
Litigation settlement	(19,101)	—
Amortization of intangibles	3,573	5,011
Restructuring charge	2,190	15,781

Total operating costs	106,794	184,011

Income from operations	72,638	1,642
Interest and other income	4,351	4,548
Interest and other expenses	(741)	(3,171)
Loss on redemption of zero coupon convertible debentures	—	(2,591)
Gain on sale of marketable securities	488	1,048

Income before provision for income taxes and cumulative effect of change in accounting principle	76,736	1,476
Provision for income taxes	20,718	144

Income before cumulative effect of change in accounting principle	56,018	1,332
Cumulative effect of change in accounting principle, net of taxes	—	11,142

Net income	$56,018	$12,474

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net	$250	$(689)
Foreign currency translation gain	950	2,459

Comprehensive income	$57,218	$14,244

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.34	$0.01
Cumulative effect of change in accounting principle, net of taxes	—	0.07

Net income per share — basic	$0.34	$0.08

Shares used in per share calculation — basic	163,423	159,552

Diluted income per share:
Income before cumulative effect of change in accounting principle	$0.32	$0.01
Cumulative effect of change in accounting principle net of taxes	—	0.07

Net income per share — diluted	$0.32	$0.08

Shares used in per share calculation — diluted	186,564	165,366

(1)	Includes stock-based compensation charges of $1,314 and $742 for the three months ended March 31, 2004 and 2003, respectively.
(2)	Includes stock-based compensation charges of $636 and $256 for the three months ended March 31, 2004 and 2003, respectively.
(3)	Includes stock-based compensation charges of $276 and $969 for the three months ended March 31, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
	(Unaudited)
		(As Restated,
		see Note 13)
Cash flows from operating activities:
Net income	$56,018	$12,474
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(11,142)
Depreciation and amortization	16,634	15,978
Provision for (recovery from) doubtful accounts, net	525	(323)
Non cash restructuring charge	—	15,781
Non cash interest expense on convertible notes	525	1,584
Premium amortization on marketable securities	1,537	—
Gain on sale of assets and technology	(45,814)	(37)
Gain on sale of marketable securities	(488)	(1,048)
Loss on redemption of zero coupon convertible debentures	—	2,591
Deferred taxes	14,017	(2,118)
Stock-based compensation charges	2,226	1,967
Change in fair value of derivative, net	(2,151)	(1,164)
Changes in assets and liabilities, net of divestitures:
Accounts receivable	61,651	52,961
Prepaid expenses, taxes and other	3,841	5
Accounts payable and accrued liabilities	(21,649)	(26,964)
Deferred revenue	32,168	(4,325)

Net cash provided by operating activities	119,040	56,220

Cash flows from investing activities:
Purchase of marketable securities	(313,133)	(376,133)
Proceeds from sale and maturity of marketable securities	234,060	253,855
Proceeds from sale of Magic, net	47,565	—
Purchase of property and equipment	(8,653)	(23,100)
Increase in restricted cash	(100)	(199)
Other	(28)	(165)

Net cash used in investing activities	(40,289)	(145,742)

Cash flows from financing activities:
Proceeds from issuance of stock from option and stock purchase plans	22,408	19,830
Redemption of zero coupon convertible debentures	—	(177,055)

Net cash provided by (used in) financing activities	22,408	(157,225)

Effect of exchange rate fluctuations	(4,481)	5,365

Net increase (decrease) in cash and cash equivalents	96,678	(241,382)
Cash and cash equivalents at beginning of period	333,651	674,226

Cash and cash equivalents at end of period	$430,329	$432,844

Non cash investing activities:
Unrealized gain (loss) on marketable securities	$250	$(689)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,645	$2,415

Cash paid for interest	$2,504	$2,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies and Accounting Change

Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of the Company as of March 31, 2004 and for the three months ended March 31, 2004 and March 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003.

      In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to fairly present the Company’s financial position as of March 31, 2004, and results of operations and cash flows for the three months ended March 31, 2004 and March 31, 2003 have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

      Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company utilized the following assumptions in calculating the estimated fair value of each stock option and for its employee stock purchase plan (“ESPP”) using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants and the ESPP:

	Three Months Ended
	March 31,

	2004	2003

Stock grants:
Risk free interest rate	2.59%	3.60%
Expected life	4 years	4 years
Volatility	90.17%	98.02%
Dividend yield	None	None
ESPP:
Risk free interest rate	1.29%	1.43%
Expected life	1.25 years	1.25 years
Volatility	58%	72%
Dividend yield	None	None

      The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123 to all of its stock-based compensation plans.

	Three Months Ended
	March 31,

	2004	2003

		(As Restated)
Net income, as reported	$56,018	$12,474
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(9,146)	(16,684)
Add back: Stock-based compensation expense, net of tax, included in reported net income	1,336	1,180

Pro forma net income (loss)	$48,208	$(3,030)

Net income (loss) per share:
Basic — as reported	$0.34	$0.08

Basic — pro forma	$0.29	$(0.02)

Diluted — as reported	$0.32	$0.08

Diluted — pro forma	$0.27	$(0.02)

      The impact on pro forma income (loss) per share and net income (loss) in the table above may not be indicative of the effect in future periods as options vest over several years and the Company continues to grant stock options to employees.

New Accounting Pronouncements

Accounting for Enhancements to One-Time Termination Benefits

      In September 2003, the FASB issued FASB Staff Position No. FAS 146-1, “Determining Whether a One-Time Termination Benefit Offered in Connection with an Exit or Disposal Activity Is, in Substance, an Enhancement to an Ongoing Benefit Arrangement” (“FSP FAS 146-1”). FSP FAS 146-1 clarifies circum-

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stances when additional termination benefits offered in connection with an exit or disposal activity, in substance, are (a) enhancements to an ongoing benefit arrangement and, therefore, subject to the provisions of FASB Statements No. 87, No. 88, No. 106 and No. 112 or (b) one-time termination benefits subject to FASB Statement No. 146. The guidance in this FSP is effective for exit or disposal activities initiated in interim or annual reporting periods beginning after September 15, 2003. The Company adopted this FSP on January 1, 2004 and its adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Accounting for Consolidation of Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was revised in December 2003 and subsequently referred to as “FIN 46R.” FIN 46R has been subsequently interpreted by three FASB Staff Positions. FIN 46 and FIN 46R applied immediately to variable interest entities (“VIEs”) created after January 31, 2003 and no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46 and FIN 46R (and related interpretations) had no impact as the Company has no investments in special purpose entities.

Accounting Change

      Effective January 1, 2003, the Company changed its method for recognizing commission expenses to sales personnel. Prior to January 1, 2003, the Company’s policy had been to expense the commissions as incurred, however, the Company believes that expensing the commissions as incurred does not provide a fair representation of the income from operations where part or all of the revenue related to these sales transactions is deferred and recognized over time. Commission expense directly related to sales transactions is now deferred and recognized ratably over the same period as the related revenue is recognized and recorded, which the Company believes will provide greater transparency into its performance.

      As required by accounting principles generally accepted in the United States of America, the cumulative effect of the change in accounting principle effective January 1, 2003 resulted in a one-time credit of $11.1 million, net of income taxes.

3.	Stock-Based Compensation

      The Company recorded stock-based compensation charges of $2.2 million and $2.0 million, before taxes, in the three months ended March 31, 2004 and 2003, respectively. These charges are comprised of the following (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Exchange of McAfee.com options	$1,833	$741
Existing executive	106	106
Former employees	146	1,120
Extended life of vested options held by terminated employees	141	—

Total stock-based compensation	$2,226	$1,967

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the three months ended March 31, 2004 and 2003, the Company recorded a charge of approximately $1.8 million and $0.7 million, respectively, related to exchanged options subject to variable accounting. This stock-based compensation charge was based on the Company’s closing share price of $18.00 on March 31, 2004 and $13.81 on March 31, 2003. As of March 31, 2004, the Company had approximately 0.7 million outstanding options subject to variable accounting.

      Existing executive. On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk, its chairman and chief executive officer. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The intrinsic value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of our common stock on January 15, 2002. During the three months ended March 31, 2004 and 2003, the Company recorded approximately $0.1 million in both periods related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

      Former employees. In November and December 2003, the Company extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees options continued to vest after termination and their exercise period was extended an additional 90 days, the Company recorded a one time stock-based compensation charge of approximately $0.1 million.

      In July 2002, one of the Company’s employees became a non-employee, but continued to provide services to the Company. As he was allowed to continue to hold his vested options beyond the normal exercise period after termination and continue to vest his options, the Company recorded a stock-based compensation charge corresponding to the fair value of his vested options. The unvested options were remeasured using the Black Scholes option valuation model and recognized over the remaining vesting period using the accelerated method of amortization required in FIN 28. Stock-based compensation of approximately $30,000 was expensed during the three months ended March 31, 2003. No future stock compensation charges will be recorded.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements and became fully vested. After December 31, 2002, all remaining options held by these former McAfee.com executives were exercised within the first quarter of 2003. As a result, the Company recorded a final stock-based compensation charge of $1.1 million during the three months ended March 31, 2003.

      Repriced Options. During the three months ended March 31, 2004 and 2003, the Company did not incur a charge related to these repriced options subject to variable plan accounting. For the three months ended March 31, 2004 and 2003, the Company’s stock-based compensation charge calculation related to options subject to variable plan accounting were based on quarter-end per share price of the Company’s stock of $18.00 and $13.81, respectively. As of March 31, 2004, the Company had options to purchase approximately 0.5 million shares, which were outstanding and subject to variable plan accounting.

      Extended life of vested options held by terminated employees. During a significant portion of 2003, the Company suspended exercises of stock options until its required public company reports were filed with the SEC. The period during which stock options were suspended is known as the blackout period. Due to the blackout period, the Company extended the exercisability of any options of terminated employees that would otherwise expire during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, the Company recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. In the first quarter of 2004, the Company recorded a final stock-based compensation charge of approximately $0.1 million. No charge was recorded in the first quarter of 2003, however approximately $3.7 million was recorded in the remainder of 2003.

4.	Business Combinations and Divestitures

IntruVert Networks, Inc.

      On May 14, 2003, the Company acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., (“IntruVert”) a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $98.1 million in cash and $5.2 million of direct expenses, totaling $103.3 million. The Company acquired IntruVert to enhance its network protection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in the Company’s current product offering, and sell IntruVert products to its existing customer base. The results of operations of IntruVert have been included in these condensed consolidated financial statements since the date of acquisition.

      The Company recorded approximately $5.7 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The ongoing project at IntruVert at the time of purchase was the development of the Infinity model of the IntruShield sensor. The product was completed in the third quarter of 2003. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years or a weighted average period of 4.5 years. The Company accrued approximately $0.3 million in duplicative site costs for lease space no longer being utilized and permanently vacated related to the IntruVert acquisition. The accrual has been fully utilized.

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through the second quarter of 2007. Cash payments that were fully vested at the date of acquisition were included in the purchase price. If a former IntruVert employee ceases employment with the Company, unvested payment amounts will be returned to the Company.

Entercept Security Technologies, Inc.

      On April 30, 2003, the Company acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $121.9 million in cash and $3.9 million of direct expenses, totaling $125.8 million. The Company acquired Entercept to enhance its system protection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in the Company’s current product offering, and sell Entercept products to its existing customer base. The results of operations of Entercept have been included in these condensed consolidated financial statements since the date of acquisition.

      The Company recorded approximately $0.9 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The ongoing project at Entercept at the time of purchase in was a Linux version of their current product. The project was delayed and product availability is expected in July 2004. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to six years or a weighted average period of 5.6 years.

      The Company accrued $2.8 million in duplicative sites costs for permanently vacated facilities at the acquisition date. The accrual will be fully utilized by 2006, the end of the original lease term. In the fourth quarter of 2003, the Company entered into a sublease for the vacated facility, and therefore, adjusted the accrual by the value of the sublease. The following is a summary of activity in the restructuring accrual related to Entercept (in thousands):

Original accrual, April 30, 2003	$2,837
Cash payments	(821)
Adjustments	(1,137)

Balance, March 31, 2004	$879

      As part of the Entercept acquisition, the Company assumed all outstanding unvested Entercept cash bonus units and agreed to make specified per unit cash payments to former Entercept employees contingent upon their continued employment with the Company for one year based on the vesting terms of such units, generally one year. The payments to former Entercept employees are expensed monthly as salary expense as the employees are currently providing services to the Company. Total payments subject to remaining vesting are estimated to be $2.4 million as of March 31, 2004. Amounts to be paid under the cash bonus plan are held in escrow and will be paid generally at the end of one year from the Entercept purchase date. Employees that are no longer with the Company at the payment date will not receive any payment, and any forfeited amounts will be allocated to the former Entercept stockholders.

      Management determined the purchase price allocation of the above acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at utilizing recognized valuation techniques and the assistance of valuation consultants. The following is a summary of the assets acquired and liabilities assumed in the acquisitions (in thousands):

		Entercept	Total Assets
	IntruVert	Security	Acquired and
	Networks, Inc.	Technologies, Inc.	Liabilities Assumed

Deferred tax assets	$436	$10,560	$10,996
Technology	18,200	21,700	39,900
Other intangible assets	1,900	2,800	4,700
Cash	10,986	1,028	12,014
Goodwill	71,598	99,440	171,038
Other assets	4,984	3,517	8,501

Total assets acquired	108,104	139,045	247,149

Current liabilities	2,649	4,614	7,263
Deferred tax liabilities	7,839	9,555	17,394

Total liabilities assumed	10,488	14,169	24,657

Net assets acquired	$97,616	$124,876	$222,492

In-process research and development (expensed)	$5,700	$900	$6,600

Total acquisition cost	$103,316	$125,776	$229,092

      The following unaudited pro forma financial information presents the combined results of the Company, IntruVert and Entercept as if the acquisitions had occurred at the beginning of 2003 (in thousands except per share amounts):

Three Months
Ended
March 31,
2003

Net revenue	$222,031

Net income	$2,634

Basic net income per share	$0.02

Shares used in per share calculation — basic	159,552

Diluted net income per share	$0.02

Shares used in per share calculation — diluted	165,366

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

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Magic Solutions, Inc.

      In December 2003, the Company announced the sale of its Magic Solutions business (“Magic”) to BMC Software for $47.0 million in cash plus final purchase price adjustments. At December 31, 2003, the carrying values of assets and liabilities related to Magic were presented as held for sale on the consolidated balance sheet. The following were the components of the Magic disposal group at December 31, 2003 (in thousands):

Assets:
Accounts receivable, net of allowance for doubtful accounts of $215	$12,991
Prepaid expenses	888
Inventory	20
Equipment, net	1,023
Goodwill	9,797

Assets held for sale	$24,719

Liabilities:
Accounts payable	$215
Accrued liabilities	1,050
Deferred revenue	22,045

Liabilities related to assets held for sale	$23,310

      The assets and liabilities of Magic were located primarily in the Company’s North American and EMEA reporting units. Magic assets and liabilities in the Company’s other reporting units were not material. Depreciation on equipment held for sale was ceased in December 2003. Revenues related to Magic were approximately $2.9 million and $15.3 million for the three months ended March 31, 2004 and 2003, respectively and $63.2 million for the year ended 2003.

      The Company completed the transaction on January 30, 2004. As a result of the sale, the Company recorded a gain of approximately $46.5 million for the three months ended March 31, 2004.

5.	Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, the Company performs an impairment review of its goodwill on at least an annual basis. The Company completed its annual goodwill impairment review as of October 1, 2003, during the fourth quarter of 2003 and concluded that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. Furthermore, as a result of the sale of Magic, the Company also tested its reporting units excluding Magic as required by SFAS 142 and no impairment was present. The Company will continue to test for impairment annually unless an impairment indicator occurs.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill information is as follows (in thousands):

	January 1,	Goodwill		Effects of Foreign	March 31,
	2004	Acquired	Adjustments	Currency Exchange	2004

North America	$364,325	$—	$(376)	$(59)	$363,890
EMEA	44,360	—	(61)	109	44,408
Japan	16,748	—	(10)	—	16,738
Asia-Pacific (excluding Japan)	6,087	—	(13)	—	6,074
Latin America	12,073	—	(1,385)	(310)	10,378

Total	$443,593	$—	$(1,845)	$(260)	$441,488

      The components of intangible assets are as follows (in thousands):

		March 31, 2004			December 31, 2003

		Accumulated			Accumulated
		Amortization			Amortization
	Gross	(Including Effects	Net	Gross	(Including Effects	Net
	Carrying	of Foreign Currency	Carrying	Carrying	of Foreign Currency	Carrying
	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	$111,320	$(63,219)	$48,101	$116,037	$(64,439)	$51,598
Trademarks, patents, customer base , and other intangibles	88,726	(37,853)	50,873	103,431	(49,077)	54,354

	$200,046	$(101,072)	$98,974	$219,468	$(113,516)	$105,952

      The aggregate amortization expenses for the intangible assets listed above totaled $7.0 million and $6.8 million for the three months ended March 31, 2004 and 2003, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2004	$18,973
2005	23,270
2006	20,401
2007	17,646
2008	12,277
Thereafter	6,407

$98,974

6.	Restructuring

2004 Restructuring

      In the first quarter of 2004, the Company recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to its North American and EMEA operating segments, respectively. The workforce size was reduced primarily due to the Company’s sale of Magic. Substantially all employees under this severance arrangement had been terminated as of March 31, 2004.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s restructuring accrual established through March 31, 2004 (in thousands):

Severance and
Other Benefits

Balance, January 1, 2004	$—
Restructuring accrual	2,217
Cash payments	(1,548)

Balance, March 31, 2004	$669

2003 Restructuring

      In January 2003, as part of a restructuring effort to gain operational efficiencies, the Company consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into its newly constructed regional headquarters facility in Plano, Texas. The facility houses employees working in finance, legal, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses.

      As part of the consolidation of activities into the Plano facility, the Company relocated employees from its Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, the Company recorded a restructuring charge of $15.8 million which consisted of a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash write off of $1.9 million deferred rent liability; and a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities in Santa Clara, California. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on management’s current estimates. As of March 31, 2004, $1.7 million of the accrued lease termination costs have been classified as current accrued liabilities, while the remaining balance of $12.1 million has been classified as other long term liabilities.

      During the second and third quarter of 2003, the Company recorded restructuring charges of $6.8 million and $0.6 million, respectively, which consisted of $6.7 million related to a headcount reduction of 210 employees and $0.7 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The employees were located in the Company’s domestic and international locations and were primarily in the sales, product development and customer support areas. In the third and fourth quarters of 2003, the Company reversed a total of $1.0 million of restructuring accrual in Europe that was no longer necessary after paying out substantially all accrued amounts to the former employees.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s restructuring accrual established in 2003 and activity through March 31, 2004 (in thousands):

	Lease	Severance
	Termination	and Other	Other
	Costs	Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Restructuring accrual	—	—	—	—
Cash payments	(545)	(194)	—	(739)
Adjustment to liability	(33)	6	—	(27)
Accretion	146	—	—	146

Balance, March 31, 2004	$13,785	$129	$—	$13,914

      The Company’s estimates of the excess facilities charge may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the Company’s success in negotiating with its lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charge was not allocated to reporting segments. The restructuring charge related to headcount reductions was $0.9 million and $5.8 million in the Company’s North American and EMEA operating segments, respectively.

7.	Convertible Debt

      Convertible debt comprises the following amounts (in thousands):

	March 31,	December 31,
	2004	2003

5.25% Convertible Subordinated Notes due 2006
Face Value (including accumulated fair value adjustment of $275 and $2,397 at March 31, 2004 and December 31, 2003, respectively)	$345,275	$347,397

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

      The Notes mature on August 15, 2006, unless earlier redeemed by the Company at its option or converted at the holder’s option. At the option of the holder, the Notes may be converted into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes may also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indenture). At any time between August 20, 2004 and August 14, 2005, the Company may redeem all or a portion of the Notes for cash at a repurchase price of 101.3125% of the principal amount. After August 14, 2005, the repurchase price is 100.0% of the principal amount. The Company intends to redeem the Notes in accordance with the Indenture, on or after its call date of August 20, 2004, and accordingly, have been classified as current liabilities in the accompanying condensed consolidated balance sheet at March 31, 2004.

      Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, and started on February 15, 2002 and is approximately $18.1 million, annually without giving effect to the related floating rate interest swap (See Note 8).

Zero Coupon Convertible Debentures Due 2018

      In February 1998, the Company completed a private placement of zero coupon convertible subordinated debentures due in 2018 (the “Debentures”). The Debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to the Company of approximately $337.6 million. The Company redeemed varying amounts of the debentures during 2002 and 2001.

      In February 2003, outstanding Debentures, with an aggregate face amount at maturity of $358.5 million, became redeemable for cash at the option of the holders thereof, at which time the Company repurchased Debentures which had an aggregate face amount at maturity of $358.0 million for a net price of $177.1 million. In June 2003, the Company redeemed the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million. The Company recognized a loss of $2.6 million on the redemption of Debentures during 2003. The loss was calculated as the difference between the accreted value of the debt, net of unamortized issuance costs and the cost of redemption.

8.	Interest Rate Swap Transaction

      In July 2002, the Company entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”), to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Notes due 2006 (See Note 7 of Notes to these condensed consolidated financial statements).

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

      The Transactions will terminate on August 15, 2006 (“Termination Date”), subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the closing price of the Company’s common stock equals or exceeds $22.59 per share. Depending on the timing of the early termination event, the Banks would be obligated to pay the Company an amount equal to the repurchase premium called for under the terms of the Notes.

      The Transactions qualified and were designated as a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative is recognized at fair value on the balance sheet with an offsetting entry to the income statement. In addition, changes in fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the income statement. The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest and other expense. The net unrealized gain recorded as of March 31, 2004 and 2003 was approximately $2.2 million and $1.2 million, respectively. The estimated fair value of the Transactions was $9.5 million and $13.4 million at March 31, 2004 and 2003, respectively.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      To test effectiveness of the hedge, regression analysis is performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes are calculated as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For 2004 and 2003, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

      In support of the Company’s obligation under the Transactions, the Company is required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of collateral is presented as restricted cash in the condensed consolidated balance sheets.

9.	Net Income Per Share

      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2004	2003

		(As Restated)
Numerator — Basic
Income before cumulative effect of accounting change	$56,018	$1,332
Cumulative effect of accounting change, net of taxes	—	11,142

Net income	$56,018	$12,474

Numerator — Diluted
Net income	$56,018	$1,332
Interest on convertible debentures(1), net of tax	2,989	—

Income before cumulative effect of accounting change	59,007	1,332
Cumulative effect of accounting change, net of taxes	—	11,142

Net income, adjusted	$59,007	$12,474

Denominator — Basic
Basic weighted average common stock outstanding	163,423	159,552

Denominator — Diluted
Basic weighted average common stock outstanding	163,423	159,552
Effect of dilutive securities:
Convertible debentures(1)	19,092	—
Common stock options and shares subject to repurchase(2)	4,002	5,641
Warrants	47	173

Diluted weighted average shares	186,564	165,366

Basic net income per share:
Income before cumulative effect of accounting change	$0.34	$0.01
Cumulative effect of accounting change, net of taxes	—	0.07

Net income per share — Basic	$0.34	$0.08

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2004	2003

		(As Restated)
Diluted net income per share:
Income before cumulative effect of accounting change	$0.32	$0.01
Cumulative effect of accounting change, net of taxes	—	0.07

Net income per share — Diluted	$0.32	$0.08

(1)	For the three months ended March 31, 2003, convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 19.1 million.

(2)	At March 31, 2004 and 2003, 8.7 million and 14.8 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

10.	Business Segment Information

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

      The Company markets and sells, through its geographic regions, anti-virus and security software, hardware and services and network management software, hardware and services. These products and services are marketed and sold worldwide primarily through resellers, distributors, systems integrators, retailers, original equipment manufacturers, Internet service providers and directly by the Company. In addition, the Company offers web sites, which provide suites of on-line products and services personalized for the user based on the users’ PC configuration, attached peripherals and resident software. The Company also offers managed security and availability applications to corporations and governments on the Internet.

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is the summary of the Company’s net revenue from external customers and income before provision for income taxes and cumulative effect of change in accounting principle by geographic region (in thousands):

	Three Months Ended
	March 31,

	2004	2003

		(As Restated)
Net revenue by region:
North America	$132,411	$135,675
EMEA	56,807	62,079
Japan	13,076	10,675
Asia-Pacific (excluding Japan)	7,528	6,660
Latin America	6,802	4,225

Net revenue	$216,624	$219,314

Income (loss) from operations by region:
North America	$66,311	$(11,045)
Europe	3,766	5,224
Japan	(3,003)	1,612
Asia-Pacific (excluding Japan)	8,590	6,706
Latin America	1,072	(1,021)

Income before provision for income taxes and cumulative effect of change in accounting principle	$76,736	$1,476

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

		(As Restated)
Software licenses	$54,459	$104,624
Support and maintenance	103,006	68,422
Hardware	25,419	17,480
Consulting	3,984	7,117
Training	1,882	2,069
Hosting arrangements	26,549	14,400
Retail and other	1,325	5,202

Total	$216,624	$219,314

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenue information on a product family basis is as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

		(As Restated)
McAfee	$163,122	$150,056
Sniffer	42,599	48,908
Magic	2,850	15,284
IntruShield	6,693	—
NAI Labs	1,360	3,722
PGP	—	1,344

Total	$216,624	$219,314

11.	Litigation

General

      From time to time, the Company has been subject to litigation including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could have a material adverse effect on the business, results of operations, financial condition and cash flow.

      In addition, the Company is engaged in certain legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

      During the first quarter of 2004, the Company received net insurance reimbursements from our insurance carriers of approximately $19.1 million. The insurance reimbursements are a result of the settling of the class action securities litigation case against the Company in October 2003. In October 2003, the Company paid approximately $70.0 million to settle the litigation.

Securities Case

      Certain investment bank underwriters, the Company, and certain of our directors and officers have been named in a putative class action lawsuit for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for McAfee.Com’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities or sold put options during the time period from December 1, 1999 to December 6, 2000. On February 19, 2003, the Court issued an Opinion and Order dismissing certain of the claims against the Company with leave to amend. A settlement proposal was accepted by the Company on July 15, 2003 and is awaiting Court approval. The proposed settlement would not have material impact on the Company’s financial position, results of operations or cash flows, if approved by the court.

Other Matters

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

12.	Contingencies and Guarantees

      The Company uses the guidance of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45.

•	Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and the Company can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then the Company may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses. The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal. The Company has not paid any significant amounts under these agreements.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of the Company’s managed services, the Company has agreed that in the event the service provided to the customer by the vendor on behalf of the Company infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its vendor, against any loss, expense, or liability from any damages that may be awarded against its customer. No maximum liability is stipulated in these vendor agreements. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions or claims that are probable losses. The

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes the estimated fair value of these indemnification clauses is minimal. The Company has not paid any significant amounts under these agreements.

•	The Company has agreed to indemnify members of the board of directors, as well as officers of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are an agent of the Company, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. The Company maintains insurance coverage for directors and officers liability (“D&O insurance”). No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors and officers of the Company. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against its members of board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance. As a result of the insurance policy coverage, the Company believes the estimated exposure of these indemnification agreements is minimal.

•	Under the terms of the Company’s agreements to sell the PGP and Gauntlet assets in 2001, the Company agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). The maximum potential loss related to the indemnification for breach of representations or warranties is $2.4 million. No maximum liability is stipulated in the agreement related to any undiscovered liabilities. To date, the Company has paid $0.4 million under the representations and warranties indemnification. The company has not recorded any accruals related to these agreements.

•	Under the terms of the Company’s agreement to sell Magic in January 2004, the Company agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, the Company has paid no amounts under the representations and warranties indemnification. The company has not recorded any accruals related to these agreements.

      If the Company believes a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

13.	Restatement

      During analysis of the Company’s international subsidiaries’ 2003 deferred revenue balances, the Company detected that its accounting system was recognizing deferred revenue using fluctuating foreign currency exchange rates. However, the subsidiaries’ deferred revenue should be recognized using the exchange

NETWORKS ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate applied when the deferred revenue was initially recorded. As a result, the Company made the following adjustments to previously reported first quarter of 2003 amounts (in thousands):

	Three Months Ended
	March 31, 2003

	As
	Previously	As
	Reported	Restated

	(unaudited)
Product revenue	$126,391	$127,306
Services and support revenue	92,050	92,008

Net revenue	$218,441	$219,314

Income from operations	$769	$1,642

Provision for income taxes	$121	$144

Net income	$11,624	$12,474

Basic income per share:
Income before cumulative effect of change in accounting principle	$—	$0.01
Cumulative effect of change in accounting principle net of taxes	0.07	0.07

Earnings per share — Basic	$0.07	$0.08

Diluted income per share:
Income before cumulative effect of change in accounting principle	$—	$0.01
Cumulative effect of change in accounting principle net of taxes	0.07	0.07

Earnings per share — Diluted	$0.07	$0.08

14.	Subsequent Events

      In April 2004, the Company announced that it was selling its Sniffer product line to a partnership of two investment firms for $275.0 million in cash, subject to a working capital adjustment. The transaction is expected to be completed in the third quarter of 2004. The Company also announced that it would be changing its name to McAfee, Inc. when the transaction is completed.

      In April 2004, the Company renewed and expanded its $16.5 million credit facility with a bank. The credit facility was increased $2.0 million and is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including, but not limited to, interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company and bank at the time of each specific transaction. The credit facility is intended to be used for short term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time.

      On April 30, May 3, and May 4, 2004, the Company repurchased a total of 1,792,000 shares of its common stock for approximately $28.8  million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

      Some of the statements contained in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The statements contained in the Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 42 in this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

      This report includes registered trademarks and trade names of Network Associates and other corporations. Trademarks or trade names owned by Network Associates and/or our affiliates include the marks: “Network Associates,” “McAfee” and “Sniffer.”

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

      As described in note 13 to our condensed consolidated financial statements and in Item 8 of our 2003 Annual Report on Form 10-K, we restated certain quarterly financial information for the quarters ended March 31, June 30 and September 30, 2003. The discussion below gives effect to this restatement. We did not amend our previously filed Form 10-Qs for the relevant quarters.

Overview and Executive Summary

      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium sized business and consumer users. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific and Latin America. See note 10 to our condensed consolidated financial statements for a description of revenues and operating income by geographic region.

      We derive our revenue and generate cash from customers from primarily two sources (i) product revenue, which includes software license, hardware and royalty revenue, and (ii) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue. For the three months ended March 31, 2004 and 2003, our net revenue was $216.6 million and $219.3 million, respectively, and our net income was $56.0 million and $12.5 million, respectively. Net income for the three months ended March 31, 2004 was favorably impact by a $46.5 million gain from the sale of our Magic assets in January 2004 and insurance reimbursements of approximately $19.1 million relating to our previously settled class action lawsuit. Our net revenue is impacted by corporate, government and consumer spending levels. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Sales by geography. We operate our business in five geographic regions: North America (U.S. and Canada); Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific and Latin America. During the three months ended March 31, 2004 and 2003, 39% and 38% of our net revenue, respectively, was generated outside of North America, with North America and EMEA collectively accounting for approximately 87% and 90%, respectively, of our total net revenue. During all of fiscal 2003 and the first quarter of 2004, sales in EMEA were favorably impacted by the strengthening of the Euro and the British Pound.

•	Sales by product and customer category:

•	McAfee. Our McAfee products include enterprise, small and medium sized businesses and consumer products, with enterprise including our Entercept host-based intrusion protection products which were acquired in connection with the Entercept acquisition in April 2003. While sales to enterprises and small and medium sized businesses have been down, we have experienced significant growth in the consumer market. Our consumer market is comprised of our McAfee consumer on-line subscription service and retail boxed product sales. In the quarter ended March 31, 2004, we added a record 860,000 net new subscribers. At March 31, 2004, we had a total subscriber base of approximately 4.6 million customers and our average subscription per subscriber was 1.4. Drivers of this subscriber growth include (i) numerous virus outbreaks during the second half of 2003 and in early 2004, including variations of MyDoom, Bagle and NetSky, and (ii) continued strategic relationships with OEMs and others, such as AOL, Dell and MSN. As compared to the quarters ended December 31 and March 31, 2003, consumer revenue attributable to our retail channel for the quarter ended March 31, 2004 was down by $20.2 million and $1.3 million, respectively. Retail revenue is traditionally higher in the fourth quarter and, as compared to the comparable quarter in 2003, decreased retail revenue reflects increased promotional activities and related costs that benefit future periods but are offset against revenues in the current period.

•	IntruShield. Our IntruShield network protection products, acquired by us in the second quarter of 2003, are sold primarily to enterprises and small and medium sized businesses. During the three months ended March 31, 2004, we recorded $6.7 million of sales of IntruShield products as compared to $9.0 million during the fourth quarter of 2003. We believe this decrease reflects general seasonality, rather than a lessening of demand for these products, as the fourth quarter is typically our highest quarter for sales.

•	Sniffer Technologies. Sniffer revenues decreased 13% from $48.9 million in the first quarter of 2003 to $42.6 million in the first quarter of 2004. As part of our continued effort to streamline our business, in April 2004, we announced plans to sell our Sniffer product line for $275.0 million in cash, subject to a working capital adjustment. The transaction is expected to close in the third quarter of 2004. In the near term, the loss of future Sniffer revenues may increase our operating expenses as a percentage of net revenue as we will not be able to reduce expenses as quickly as revenue will be reduced following the Sniffer sale.

•	Magic. We sold the assets of our Magic Solutions service desk business to BMC Software, Inc. The sale closed on January 30, 2004 and we received cash proceeds of approximately $47.6 million, net of direct expenses. During the three months ended March 31, 2004 and 2003, net revenue from the sale of Magic Solutions products totaled approximately $2.9 million and $15.3 million, respectively.

See note 10 to our condensed consolidated financial statements for a description of revenues on a product and service basis and a product family basis.

•	Deferred revenue balances. Our deferred revenue balance at March 31, 2004 and December 31, 2003 was $487.9 million and $481.6 million, respectively, of which approximately $22.0 million relates to our Magic business at December 31, 2003 classified as liabilities related to assets held for sale. We believe that the deferred revenue balance improves predictability of future revenues. In the middle of 2003, we introduced our perpetual plus licensing program in EMEA and have now completed the planned implementation of perpetual plus worldwide with its introduction in North America in the first quarter of 2004. Under the perpetual plus licensing program more revenue is allocated to service and support, therefore increasing the deferred revenue balance. As a result of the perpetual licensing program, the balance of deferred revenue has increased from $327.7 million at March 31, 2003 to $487.9 million at March 31, 2004, or 49%.

•	Bookings. Bookings represent contractual and other arrangements entered into in a particular period for which revenue may be recognized by us in the current or future periods. Although deferred revenue is a better predictor of future revenues, we believe bookings are also an indicator of future revenues. There is no certainty that bookings will result in future revenues because, among other things, customers may modify or cancel these orders or we may be unable to fulfill our obligations under the arrangements. For the three months ended March 31, 2004 and December 31, 2003, bookings totaled $259.4 million and $348.9 million, respectively. Excluding Sniffer and Magic bookings, for the three months ended March 31, 2004 and December 31, 2003, bookings totaled $222.9 million and $252.8 million, respectively.

•	Cash, cash equivalents and investment balances. Cash, cash equivalents and investment balances at March 31, 2004 and December 31, 2003 totaled $941.2 million and $766.3 million, respectively. During the first quarter of 2004, we generated $119.0 million of cash from operations; used $40.3 million of cash in investing activities; and generated $22.4 million of cash from financing activities. Our cash, cash equivalents and investment balances grew due to payments from our customers from sales recorded in the fourth quarter, which is our highest quarter of sales. We also received approximately $47.6 million of cash, net of direct expenses, related to our sale of Magic.

•	Cost reduction and profitability plan. In conjunction with the planned Sniffer sale, we have begun to implement a cost reduction and profitability plan, which has been under development for several months. The plan is designed to significantly enhance our operating margins by mid-2005. Some of these measures, including programs designed to improve our sales process efficiencies or to rationalize the facilities and infrastructure required to deliver product and customer support, will require initial investments with the related benefits expected in later periods or may only be implemented in full following closing of the Sniffer transaction.

•	In the remainder of 2004, our management remains focused, on among other things, (i) continuing to build on the current momentum in the consumer market and to grow faster than the competition in the consumer space; (ii) increasing revenue from the small to medium sized business customers by improving our channel distribution relationships; (iii) completing the sale of Sniffer; (iv) implementing cost controls and business streamlining measures required to improve operating margins; and (v) continuing to grow our intrusion prevention business.

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

McAfee System Protection Solutions

      McAfee System Protection Solutions help large enterprises, small/medium businesses, consumers, government agencies and educational organizations assure the availability and security of their desktops, application servers and web service engines. The McAfee System Protection Solutions portfolio features a range of products including anti-virus, managed services, McAfee SpamKiller anti-spam solutions, McAfee ThreatScan vulnerability assessment and McAfee Entercept for host-based intrusion prevention. Each is backed by the McAfee Anti-Virus Emergency Response Team, a leading threat research organization. A substantial majority of our net revenue has historically been derived from our McAfee Security anti-virus products.

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

      Until recently, McAfee System Protection Solutions also included our Magic Service Desk business, offering management and visibility of desktop and server systems. In January 2004, we sold our Magic Service Desk business to BMC Software.

McAfee Network Protection Solutions

      McAfee Network Protection Solutions helps enterprises, small businesses, government agencies, educational organizations and service providers maximize the availability, performance and security of their network infrastructure. The McAfee Network Protection Solutions portfolio features a range of products including Sniffer and the nPO Solution for network management. Sniffer’s products capture data, monitor network traffic and collect and report on key network statistics. These products, which as described above we have agreed to sell, are also designed to optimize network and application performance and increase network reliability by uncovering and analyzing network problems and network security vulnerabilities and recommending solutions to such problems. Other McAfee Network Protection Solutions products include InfiniStream Security Forensics for security forensics and McAfee IntruShield for network intrusion detection and prevention. Customers for these products include enterprises, government agencies and educational organizations, as well as service providers.

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

•	PrimeSupport ServicePortal — Consists of a searchable, knowledge base of technical solutions and links to a variety of technical documents such as product FAQs and technical notes.

•	PrimeSupport Connect — Provides toll-free telephone access to technical support during regular business hours and access to the on-line ServicePortal.

•	PrimeSupport Priority — Provides priority, unlimited, toll-free (where available) telephone access to technical support 24 hours a day, seven days a week and access to the on-line ServicePortal.

•	PrimeSupport Enterprise — Offers proactive, personalized service and includes an assigned technical support engineer from our Enterprise support team, proactive support contact (telephone or email) with customer-defined frequency, election of five designated customer contacts and access to the on-line ServicePortal.

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

Strategic Alliances

      From time to time, we enter into strategic alliances with third parties to serve as a catalyst for our future growth. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. For example, we have an alliance with America Online under which, among other things, we offer our on-line PC anti-virus services to AOL members as a co-branded premium service and provide our host-based email scanning services and personal firewall services as a value-added service. We also have alliances with, among others, Cox Communications, Checkpoint, Dell, Freeserve, Microsoft, MSN, NEC, NTT DoCoMo, Phoenix Technologies, Telecom Italia and Telefonica.

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

On-Line Subscription Services and Managed Applications

      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our McAfee.com web site where consumers download our anti-virus application using their Internet browser which allows the application to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software patches and upgrades. Our McAfee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Internet Privacy Service, as well as combinations of these services through suites. At March 31, 2004, we had 4.6 million McAfee consumer on-line subscribers.

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

Critical Accounting Policies

      There have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Net Revenue

      The following table sets forth for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Three Months Ended		Percentage of Net
	March 31,		Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Product	$81,203	$127,306	37%	58%
Services and support	135,421	92,008	63	42

Net revenue	$216,624	$219,314	100%	100%

      Net revenue decreased 1% or $2.7 million from 2003 to 2004. The decline reflects (i) a $12.4 million decrease related to the January 2004 sale of Magic, (ii) a Sniffer revenue decline of $6.3 million, (iii) the introduction of our perpetual plus licensing arrangements and (iv) a $13.0 million increase in our McAfee business and $6.7 million increase in IntruShield product sales following our May 2003 IntruVert acquisition. Many of our customers and potential customers have: (i) delayed initiating the purchase process; (ii) increased the evaluation time to complete a purchase or postponed, sometimes indefinitely, full IT deployments; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software/services purchases to those believed by them to be necessary to satisfy an immediate need.

      In the first quarter of 2004, we expanded our perpetual “plus” licensing arrangements to North America and have completed the planned worldwide introduction of this model. Under these arrangements, we provide a perpetual license coupled with additional support, with a higher percentage of the contract value allocated to support revenues. As a result of these arrangements, there has been (i) an increase in services and support revenue relative to product revenue, due to higher renewal rates for support bundled in these arrangements and (ii) an increase of revenue being deferred to future periods as support revenues are deferred and recognized over the life of the arrangement. The perpetual plus licensing model is designed to make our products more competitive in the channel and increase channel volumes, while having the added effect of improving the visibility and predictability of our business through increased deferred revenue balances. Deferred revenue increased $28.3 million, or 6% to $487.9 million at March 31, 2004 from $459.6 million at December 31, 2003. Deferred revenue has grown 49% when comparing the first quarter of 2004 to the first quarter of 2003.

      We expect the Sniffer sale to close in the third quarter of 2004. Net revenue from our Sniffer product line in the first quarter of 2004 and 2003 was $42.6 million and $48.9 million, respectively. Net revenue from Sniffer for the year ended 2003 was $210.2 million.

Net Revenue by Geography

      The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended		Percentage of
	March 31,		Net Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Net Revenue:
North America	$132,411	$135,675	61%	62%
EMEA	56,807	62,079	26	28
Japan	13,076	10,675	6	5
Asia-Pacific	7,528	6,660	4	3
Latin America	6,802	4,225	3	2

Total net revenue	$216,624	$219,314	100%	100%

      Net revenue outside of North America (United States and Canada) accounted for approximately 39% and 38% of net revenue for the three months ended March 31, 2004 and 2003, respectively. Historically and continuing during the first quarter of 2004 and 2003, net revenue from North America and EMEA has comprised 87% to 90% of our business. In comparing the first quarter of 2003 and 2004, we saw a weakening of the U.S. dollar against many currencies, but most dramatically against the Euro and Great Britain Pound. As a result, we have experienced positive impacts on our net revenue in EMEA region.

      For the three months ended March 31, 2004, total net revenue in North America decreased 2% or $3.3 million compared to the three months ended March 31, 2003. The decrease in revenue is due primarily to the introduction of our perpetual plus licensing model in North America in the first quarter of 2004. As described earlier, the perpetual plus licensing model allocates more value to services and support revenue, which is deferred and recognized over the service period, and not recorded into revenue immediately.

      In EMEA, total net revenue decreased 8% or $5.3 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in EMEA net revenues is primarily the result of the perpetual plus licensing model. The perpetual plus licensing model allocates more value to services and support revenue, which is deferred and recognized over the service period, and not recorded into revenue immediately.

      Our Japan, Latin America and Asia-Pacific operations combined have historically been less than 15% of our total business, and we expect this trend to continue.

      Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, tariffs and other trade barriers, currency fluctuations, product localization and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue.

      The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Three Months Ended		Percentage of
	March 31,		Product Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Term subscription licenses	$14,750	$42,160	18%	33%
Perpetual licenses	39,709	62,464	49	49
Hardware	25,419	17,480	31	14
Retail and other	1,325	5,202	2	4

Total product revenue	$81,203	$127,306	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail product and royalties. The $46.1 million, or 36%, decrease in product revenue from 2003 to 2004 is due to (i) the introduction of our perpetual plus licensing arrangements in North America, which has now been implemented worldwide, resulting in reduced product revenues and increased services and support revenue and (ii) our continued shift in focus from retail boxed products to our on-line subscription model for consumers and small and medium sized businesses. Our hardware revenue increased $7.9 million from 2003 to 2004, primarily as the result of sales of our IntruShield product. We purchased IntruVert in the second quarter of 2003. Retail and other revenue decreased due to an increase in retailers converted to the consignment model as well as additional return reserves recorded for the retail channel.

      Our customers license our software on a perpetual or term subscription basis depending on their preference. We are continuing to see perpetual licenses become a larger percentage of product revenue as we have implemented our perpetual plus licensing model worldwide. We expect the remaining mix of product revenue to remain relatively consistent as a percentage of revenue.

      The following table sets forth, for the periods indicated, each major category of our services and support as a percent of services and support revenue.

			Percentage of
	Three Months Ended		Services and
	March 31,		Support Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Support and maintenance	$103,006	$68,422	76%	74%
Consulting	3,984	7,117	3	8
Training	1,882	2,069	1	2
On-line subscriptions	26,549	14,400	20	16

Total services and support revenue	$135,421	$92,008	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. The $43.4 million, or 47%, increase in service and support revenue is due to (i) a $34.6 million increase in support and maintenance due to our perpetual plus licensing model and (ii) a $12.1 million increase in our on-line subscription (McAfee consumer on-line and McAfee ASaP) arrangements offset by a $3.3 million combined decrease in consulting and training revenues. The increase in our on-line subscription arrangements is due to an increase in our customer base to approximately 4.6 million subscribers at March 31, 2004 from 2.1 million subscribers at March 31, 2003, as well as an increase in our McAfee ASaP on-line service for small-to-medium sized businesses. The increase in customers was due to our continued OEM relationships with Dell, AOL and others, as well as an outbreak of computer viruses in the second half of 2003 through the first quarter of 2004. The decrease in our consulting and training revenues of $3.3 million was due to reducing consulting and training budgets when reducing overall IT costs and projects.

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

Cost of Net Revenue; Gross Margin.

			Percentage of
	Three Months Ended		Cost of
	March 31,		Net Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Cost of net revenue:
Product	$22,952	$18,690	62%	56%
Services and support	10,847	13,230	29	39
Amortization of purchased technology	3,393	1,741	9	5

Total cost of net revenue	$37,192	$33,661	100%	100%

Gross margin	$179,432	$185,653

Gross margin percentage	83%	85%

      Our total cost of net revenue increased $3.5 million, or 10% due primarily to increased hardware sales of IntruShield during the three months ended March 31, 2004 (none in the first quarter of 2003), and an increase in revenue-sharing costs related to our McAfee consumer on-line subscription model due to higher subscriptions originated through strategic partners.

      Cost of Product Revenue. Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network fault and performance products, computer platforms and other hardware components. The increase from 56% to 62% in the cost of product revenue as a percentage of total cost of net revenue from the three months ended March 31, 2003 to the three months ended March 31, 2004 is due to the sales of IntruShield hardware in the first quarter of 2004, and an increase in costs related to revenue-sharing arrangements with our McAfee consumer on-line strategic partners. We anticipate that cost of product revenue will continue to fluctuate as a percent of cost of net revenue.

      Cost of Services and Support. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. Services and support as a percentage of cost of net revenue decreased from 39% to 29% from the three months ended March 31, 2003 to the three months ended March 31, 2004 due primarily to our sale of Magic in January 2004. We anticipate that cost of service revenue will continue to fluctuate as a percent of cost of net revenue.

      Amortization of Purchased Technology. Amortization of purchased technology increased, $1.7 million or 95%, from the three months ended March 31, 2003 to the three months ended March 31, 2004. The increase is due to our acquisitions of Entercept and IntruVert, in which we recorded purchased technology of $21.7 million and $18.2 million, respectively. The purchased technology is being amortized over its estimated useful life of seven years. Amortization of purchased technology is expected to be $12.4 million in 2004.

      Gross Margins. Our gross margins decreased from 85% to 83% from the three months ended March 31, 2003 to the three months ended March 31, 2004. The decrease was due to the factors noted above, primarily, higher hardware sales which carry higher cost of sales amounts.

Operating Costs — Three Months Ended March 31, 2004 and 2003

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

      The following sets forth for the periods indicated, our operating expenses, including the effects of stock-based compensation:

	Three Months Ended		Percentage of
	March 31,		Net Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Research and development	$45,379	$46,430	21%	21%
Marketing and sales	92,657	88,941	43	41
General and administrative	28,076	28,208	13	13
Gain on sale of assets and technology	(46,505)	(37)	(21)	—
Provision for (recovery from) doubtful accounts, net	525	(323)	—	—
Litigation settlement	(19,101)	—	(9)	—
Amortization of intangibles	3,573	5,011	1	2
Restructuring charge	2,190	15,781	1	7

Total operating costs, including the effects of stock-based compensation	$106,794	$184,011	49%	84%

      The following sets forth for the periods indicated, our operating expenses, excluding the effects of stock-based compensation:

	Three Months Ended		Percentage of
	March 31,		Net Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Research and development(1)	$44,065	$45,688	20%	21%
Marketing and sales(2)	92,021	88,685	43	41
General and administrative(3)	27,800	27,239	13	12
Gain on sale of assets and technology	(46,505)	(37)	(21)	—
Provision for (recovery from) doubtful accounts, net	525	(323)	—	—
Litigation settlement	(19,101)	—	(9)	—
Amortization of intangibles	3,573	5,011	1	2
Restructuring charge	2,190	15,781	1	7

Total operating costs, excluding the effects of stock-based compensation	104,568	182,044	48	83
Stock based compensation	2,226	1,967	1	1
Total operating costs, including the effects of stock based-compensation	$106,794	$184,011	49%	84%

(1)	Excludes stock-based compensation charges of $1,314 and $742 for the three months ended March 31, 2004 and 2003, respectively.

(2)	Excludes stock-based compensation charges of $636 and $256 for the three months ended March 31, 2004 and 2003, respectively.

(3)	Excludes stock-based compensation charges of $276 and $969 for the three months ended March 31, 2004 and 2003, respectively.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation of $1.3 million and $0.7 million in the three months ended March 31, 2004 and 2003, respectively, research and development expenses decreased $1.6 million to $44.1 million. The decrease is due to our cost savings measures and increased headcount at our Bangalore facility, whose employees carry lower salaries. We plan to increase our research and development expenditures in Bangalore, India.

      We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in future periods. We anticipate that research and development expenses will continue to increase in absolute dollars, but will continue to fluctuate as a percent of net revenue.

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $0.6 million and $0.3 million in the three months ended March 31, 2004 and 2003, respectively, marketing and sales expenses increased $3.3 million, or 4% from 2003 to 2004. The increase can be attributed to higher sales commissions in the first quarter of 2004 due to higher bookings.

      We anticipate that marketing and sales expenses will increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation of $0.3 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively, general and administrative expenses increased $0.6 million to $27.8 million in 2004. Our general and administrative expenses have remained relatively flat due to cost savings measures.

      In the near-term, we continue to expect our general and administrative expenses to remain generally flat as we maintain cost control measures, but increase as a percentage of net revenue. We expect this increase as a percentage of net revenue as we will not be able to reduce expenses as quickly as revenue will be reduced following the Sniffer sale. As a result, we are currently engaged in a comprehensive cost reduction and productivity plan to significantly enhance our operating margins by mid-2005.

      Gain on Sale of Assets and Technology. In December 2003, we announced the sale of our Magic assets to BMC Software. We completed the transaction in January 2004, and as a result, recognized a gain of approximately $46.5 million. We received net cash proceeds of approximately $47.6 million related to the sale. The assets and liabilities of Magic were located primarily in our North American and EMEA reporting units. This gain was offset by a write off of equipment of approximately $0.7 million.

      Provision for (Recovery from) Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectibility of receivables, net of recoveries of amounts previously written off. The provision for doubtful accounts was a net charge of approximately $0.5 million for the three months ended March 31, 2004 from a net recovery of $0.3 million for the three months ended March 31, 2003.

      Litigation Settlement. During the first quarter of 2004, we received insurance reimbursements of approximately $19.1 million from our insurance carriers. The reimbursements were a result of our insurance coverage related to the class action lawsuit we settled in October 2003 for $70.0 million. The $70.0 million was expensed in 2002.

      Amortization of Intangibles. We recorded $3.6 million and $5.0 million of amortization related to intangibles for the three months ending March 31, 2004 and 2003, respectively. The decrease in amortization of intangibles is as a result of several intangibles becoming fully amortized at the end of 2003.

Restructuring Charge.

2004 Restructuring

      In the first quarter of 2004, we recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to our North American and EMEA operating segments, respectively. The workforce size was reduced primarily due to our sale of Magic. Substantially all employees under this severance arrangement have been terminated as of March 31, 2004.

      The following table summarizes our restructuring accrual established through March 31, 2004 (in thousands):

Severance
and Other
Benefits

Balance, January 1, 2004	$—
Restructuring accrual	2,217
Cash payments	(1,548)

Balance, March 31, 2004	$669

2003 Restructuring

      In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our newly constructed regional headquarters facility in Plano, Texas. The facility houses employees working in finance, legal, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses.

      As part of the consolidation of activities into the Plano facility, we relocated employees from our Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, we recorded a restructuring charge of $15.8 million which consisted of a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash write off of $1.9 million deferred rent liability; and a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities in Santa Clara, California. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on our management’s current estimates. As of March 31, 2004, $1.7 million of the accrued lease termination costs have been classified as current accrued liabilities, while the remaining balance of $12.1 million has been classified as other long term liabilities.

      During the second and third quarter of 2003, we recorded restructuring charges of $6.8 million and $0.6 million, respectively, which consisted of $6.7 million related to a headcount reduction of 210 employees and $0.7 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The employees were located in our domestic and international locations and were primarily in the sales, product development and customer support areas. In the third and fourth quarters of 2003, we reversed a total of $1.0 million of restructuring accrual in Europe that was no longer necessary after paying out substantially all accrued amounts to the former employees.

      The following table summarizes our restructuring accrual established in 2003 and activity through March 31, 2004 (in thousands):

	Lease	Severance
	Termination	and Other	Other
	Costs	Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Restructuring accrual	—	—	—	—
Cash payments	(545)	(194)	—	(739)
Adjustment to liability	(33)	6	—	(27)
Accretion	146	—	—	146

Balance, March 31, 2004	$13,785	$129	$—	$13,914

      Our estimates of the excess facilities charge may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charge was not allocated to reporting segments. The restructuring charge related to headcount reductions was $0.9 million and $5.8 million in our North American and EMEA operating segments, respectively.

      Interest and Other Income. Interest and other income decreased $0.1 million to $4.4 million from $4.5 million for the three months ended March 31, 2004 and 2003, respectively. The decrease is due higher average cash and investment balances in the first quarter of 2003 as compared to the first quarter of 2004. In the first quarter of 2003, the payments we made to redeem zero coupon convertible debentures were made late in the quarter, therefore, increasing the average cash and investment balances over the entire quarter.

      Interest Expense. Interest expense decreased $2.5 million to $0.7 million from $3.2 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in interest expense of approximately $1.0 million was primarily due to the redemption of zero coupon convertible debentures in the first and second quarters of 2003, and an increase in the fair market value of the interest-rate swap of approximately $1.0 million. All zero coupon convertible debentures were fully redeemed in June 2003.

      Loss on Redemption of Zero Coupon Convertible Debentures. In the three months ended March 31, 2003, we recognized a $2.6 million loss on the redemption of substantially all of the remaining zero coupon convertible subordinated debentures. We redeemed debentures which had an aggregate face amount at maturity of $358.0 million for approximately $177.1 million. The aggregate accreted value of the debentures on the date of redemption was $174.5 million.

      Provision for Income Taxes. Our consolidated provision for income taxes for the three months ended March 31, 2004 and 2003 was $20.7 million and $2.9 million (including the tax effect on the cumulative effect of change in accounting principle), respectively, reflecting an effective tax rate of 27% and 19%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits, utilization of foreign tax credits, and lower effective rates in some overseas jurisdictions. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

      Cumulative Effect of Change in Accounting Principle. In the three months ended March 31, 2003, we had a one-time credit of $11.1 million, net of income taxes, in connection with a change in the way we account for sales commission to sales personnel. Prior to January 1, 2003, we expensed sales commissions as incurred. Commission expense now directly related to sales transactions and is deferred and recognized ratably over the same period as the related revenue is recognized and recorded.

Stock-Based Compensation

      We recorded stock-based compensation charges of $2.2 million and $2.0 million in the three months ended March 31, 2004 and 2003, respectively. These charges are comprised of the following (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Exchange of McAfee.com options	$1,833	$741
Existing executive	106	106
Former employees	146	1,120
Extended life of vested options held by terminated employees	141	—

Total stock-based compensation	$2,226	$1,967

      Exchange of McAfee.com options. For the three months ended March 31, 2004 and 2003, we recorded a charge of approximately $1.8 million and $0.7 million, respectively, related to exchanged options subject to variable accounting. Our stock-based compensation charge related to exchanged options subject to variable accounting was based on our closing share price of $18.00 and $13.81 on March 31, 2004 and 2003, respectively. As of March 31, 2004, we had outstanding exchanged options to acquire approximately 0.7 million shares subject to this variable accounting.

      Existing executive. On January 15, 2002, our board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. During the three months ended March 31, 2004 and 2003, we recorded in both periods approximately $0.1 million related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

      Former employees. In November and December 2003, we extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees options continued to vest after termination and their exercise period was extended an additional 90 days, the Company recorded a one time stock-based compensation charge of approximately $0.1 million.

      In October 2002, the Company terminated the employment of four former McAfee.com executives. These executives held McAfee.com options, which were exchanged for options to acquire the Company’s common stock. These options are subject to variable accounting as discussed above. Upon the executives’ termination, the options held by these individuals were modified in accordance with existing change in control agreements and became fully vested. After December 31, 2002, all remaining options held by these former McAfee.com executives were exercised during the quarter ended March 31, 2003. As a result, the Company recorded a final stock-based compensation charge of $1.1 million during the three months ended March 31, 2003.

      Repriced Options. During the three months ended March 31, 2004 and 2003, we did not incur a charge related to these repriced options subject to variable plan accounting. For the three months ended March 31, 2004, our stock-based compensation charges related to options subject to variable plan accounting were based on quarter-end per share price of our stock of $18.00. For the three months ended March 31, 2003, stock-based compensation charges related to options subject to variable plan accounting were based on quarter end per share price of our stock of $13.81. As of March 31, 2004, we had options to purchase approximately 0.5 million shares, which were outstanding and subject to variable plan accounting.

      Extended life of vested options held by terminated employees. During a significant portion of 2003, the Company suspended exercises of stock options until its required public company reports were filed with the SEC. The period during which stock options were suspended is known as the blackout period. Due to the blackout period, the Company extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, the Company recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. In the first quarter of 2004, the Company recorded a stock-based compensation charge of approximately $0.1 million. No charge was recorded in the first quarter of 2003, however approximately $3.7 million was recorded in the remainder of 2003.

Recent Accounting Pronouncements

      See Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

	Three Months Ended
	March 31,

	2004	2003

Net cash provided by operating activities	119,040	56,220
Net cash used in investing activities	(40,289)	(145,742)
Net cash provided by (used in) financing activities	22,408	(157,225)

Overview

      At March 31, 2004, we had cash, cash equivalents and marketable securities totaling $941.2 million, as compared to $895.0 million at March 31, 2003. In the three months ended March 31, 2004, we received cash proceeds of approximately $19.1 million of insurance reimbursements from our insurance carriers related to the settling of our class action lawsuit. We also received approximately $47.6 million from the sale of Magic, as well as the receipt of approximately $22.4 million related to our employee stock purchase plan and stock option exercises. Uses of cash during the quarter included the purchase of approximately $8.7 million of property and equipment, and net purchase of marketable securities of approximately $79.1 million, as well as the payment of our routine operating expenses. A more detailed discussion of changes in our liquidity follows.

Operating Activities

      Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was the result of our net income of $56.0 million and $12.5 million, respectively, which is adjusted for non-cash items such as depreciation and amortization, non-cash restructuring charges, non-cash interest, non-cash loss on repurchase of convertible debentures, stock-based compensation and changes in various assets and liabilities such as accounts payable, accounts receivable and other current assets.

      Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 46 days and 45 days at March 31, 2004 and 2003, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by 90 days. We expect DSO’s to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2004 and 2003, we have not made any significant changes to our payment terms for our customers, which are generally “net 30.”

      Our balances in accounts payable and accrued liabilities decreased $29.4 million. Our operating cash flows, including changes in accounts payable and accrued liabilities, is impacted by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the three months ended March 31, 2004 and 2003, we did not make any significant changes to our payment timing to our vendors.

      Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of March 31, 2004 and 2003, approximately $326.1 million and $231.4 million, respectively, were held outside the United States. Most amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for United States federal tax liability on these amounts for consolidated financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain in the foreign country and United States liquidity needs would be met through ongoing cash flows. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

      Our working capital, defined as current assets minus current liabilities, was $162.3 million and $413.8 million at March 31, 2004 and December 31, 2003, respectively. The decrease in working capital of approximately $251.5 million from December 31, 2003 to March 31, 2004 is due to an increase of cash and short-term marketable securities balances, offset by lower accounts receivable due to customer payments, offset by final sale of Magic assets and liabilities held for sale of $24.7 million and $23.3 million, respectively and the classification of our convertible debt of $345.3 million and related assets of $15.2 million as current at March 31, 2004 due to our intent to redeem the convertible debt earlier than its maturity. Current liabilities increased $335.6 million due to a $43.1 million increase in current deferred revenue and reclassification of our convertible debt to current liabilities offset by lower accrued liabilities and accounts payable of $29.4 million. Our perpetual plus licensing model, now introduced worldwide, results in less revenue recognition up-front, therefore causing increases in our deferred revenue.

      We are currently under Securities Exchange Commission (SEC) and Department of Justice investigations. As a result of these investigations, we may be exposed to penalties that may be material to our consolidated financial statements.

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

Investing Activities

      A summary of our investing activities at March 31, 2004 and 2003 is as follows (in thousands). The detail of these line items can be seen in our condensed consolidated statement of cash flows.

	Three Months Ended
	March 31,

	2004	2003

Net purchases of marketable securities	$(79,073)	$(122,278)
Cash payments for property and equipment	(8,653)	(23,100)
Proceeds from sale of assets and technology, net	47,565	—
Cash payments for restricted cash	(100)	(199)
Other	(28)	(165)

Net cash used in investing activities	$(40,289)	$(145,742)

Investments

      We made net purchases of our marketable securities of $79.1 million and $122.3 million for the three months ended March 31, 2004 and 2003, respectively. We have classified our investment portfolio as

“available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, fixed income and U.S. government agency securities. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity and sale of our investments has no material impact on our overall liquidity.

Property and Equipment

      We purchased $8.7 million of equipment during the first quarter of 2004 to update hardware for our employees and enhance various back office systems, including the finalization of our new customer relationship management system which we are deploying in early 2004. In the first quarter of 2003, we added $23.1 million of property and equipment, related to new computer equipment for employees moving from California to Texas, and continued investments in updating hardware and enhancing various back office systems. Our property and equipment additions have historically been funded from operations.

      The decrease in purchases of property and equipment from 2003 to 2004 can be attributed to our cost saving measures that have been implemented. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including our hiring of employees, the rate of change in computer hardware/ software used in our business and our business outlook.

Proceeds from Sale of Assets and Technology

      We completed the sale of Magic to BMC Software in January 2004, and as a result, recognized a gain of approximately $46.5 million. We received net cash proceeds of approximately $47.6 million related to the sale. We were expecting an additional $0.9 million final purchase price payment related to the sale of Magic, which was accrued as a receivable in our March 31, 2004 condensed consolidated balance sheet, and subsequently received in April 2004.

Restricted Cash

      At March 31, 2004 and 2003, we had on deposit approximately $20.1 million and $20.9 million, respectively, as collateral for our interest rate swap arrangements we entered into related to our $345.0 million of 5.25% subordinated convertible debt. The arrangements require we keep a minimum amount of $20.0 million on deposit with the swap counterparties, subject to increase based on the fair value of the swap.

Financing Activities

      Cash flows from financing activities in the three months ended March 31, 2004 was the receipt of $22.4 million of cash related to exercises of stock options and stock purchases from the employee stock purchase plan. Net cash used in the three months ended March 31, 2003 amounted to $157.2 million, consisting of the redemption of zero coupon convertible debentures for $177.1 million offset, in part, by proceeds received of $19.8 million for the issuance of common stock under out stock option and employee stock purchase plans.

      Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. For example, we received cash proceeds from these plans in the amount of $35.4 million and $109.9 million in 2003 and 2002, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.

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

      In November 2003, our board of directors authorized the repurchase of up to $150.0 million of our common stock in the open market from time to time over the next two years, depending upon market conditions, share price and other factors. We purchased 350,000 shares for a total of $4.7 million in the fourth quarter of 2003 and none for the quarter ended March 31, 2004. Due to the pending divestiture of Sniffer, we were restricted from repurchasing shares of stock on the open market. We intend to buy back shares opportunistically in subsequent quarters.

Convertible Debt and Line of Credit

      In August 2001, we issued 5.25% convertible subordinated notes due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million (after deducting fees and expenses). The notes mature on August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. Interest is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, the notes may be converted into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. At any time between August 20, 2004 and August 14, 2005, we may redeem all or a portion of the notes for cash at a repurchase price of 101.3125% of the principal amount. After August 14, 2005, the repurchase price is 100.0% of the principal amount. The notes are unsecured and are subordinated to all of our existing and future Senior Indebtedness (as defined in the related Indenture). We have no financial covenants related to these convertible subordinated notes. We intend to redeem the Notes in accordance with the Indenture, on or after its call date of August 20, 2004, and accordingly, such notes have been classified as current liabilities in our condensed consolidated balance sheet at March 31, 2004.

      In February 1998, we issued zero coupon convertible subordinated debentures due 2018 with an aggregate face amount at maturity of $885.5 million and generating net proceeds to us of approximately $337.6 million. Prior to December 31, 2002, we repurchased zero coupon debentures with an aggregate face amount of approximately $527.0 million, at a total price of $239.9 million. On February 13, 2003, we paid approximately $177.1 million in cash to repurchase approximately $358.0 million in face amount of the zero coupon debentures. On June 9, 2003, we redeemed the remaining zero coupon debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million.

      In April 2004, we renewed and expanded our $16.5 million credit facility with a bank. The credit facility was increased $2.0 million and is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and bank at the time of each specific transaction. The credit facility is intended to be used for short term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time.

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our subsidiaries are 100% owned by us and are fully consolidated into our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      Quantitative and qualitative disclosure about market risk is set forth at “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 of this form 10-Q. Our market risks at March 31, 2004, have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

Operational Factors

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	our perpetual plus licensing program, in the near term;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	system and personnel limitations may adversely impact our ability to process the large number of orders that typically occur near the end of a fiscal quarter;

•	costs or charges related to our acquisitions or dispositions, including our acquisitions of Entercept Security Technologies and IntruVert Networks in 2003, the disposition of our Magic business at the beginning of 2004, and the pending sale of our Sniffer business which is expected to close in the third quarter of 2004;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our perpetual and subscription software licenses attributable to support and maintenance;

•	stock-based compensation charges;

•	costs related to certain events, including our recently announced cost reduction and profitability plan, litigation, reductions in force, relocation of personnel and restatement of our consolidated financial statements; and

•	factors that lead to substantial drops in estimated values of long-lived assets below their carrying value.

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

      As a result of information obtained in connection with the ongoing SEC and DOJ investigations, we concluded in March 2003, that we would restate our consolidated financial statements to, among other things, reflect revenue on sales to our distributors for 1998 through 2000 on a sell-through basis (which is how we reported sales to distributors since the beginning of 2001). Although we filed these restated consolidated financial statements on October 31, 2003, the SEC and DOJ inquiries have resulted in, and may continue to result in, a diversion of management’s attention and resources and may contribute to current and future stock price volatility.

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

Our Intrusion Prevention Focus, Including Our Planned Sniffer Disposition and Cost Reduction Plan, Expose Us to Significant Risks.

      Following our IntruVert and Entercept acquisitions in the first half of 2003, we reorganized our products into our McAfee System Protection Solutions and McAfee Network Protection Solutions product groups. In January 2004, we disposed of our Magic Solutions business, and in April 2004 we agreed to sell our Sniffer product line. Following the Sniffer transaction, expected to close in the third quarter of 2004, we intend to change our name to McAfee, Inc. and McAfee Network Protection Solutions will no longer include Sniffer products. In conjunction with the announced Sniffer sale, we are implementing a cost reduction and profitability plan with an objective of significantly improving our operating margins by mid-2005. These activities are intended to, among other things, streamline our business, better leverage the McAfee brand, better position us as a provider of a complete set of system and network protection solutions differentiated by intrusion prevention technology, and help accelerate profit or growth. Risks related to these activities include:

•	our growth and/or profitability may not increase in the near-term or at all and we may fail to achieve desired savings or performance targets on a timely basis or at all;

•	the Sniffer disposition may not occur when expected or at all;

•	revenues for our non-Sniffer products may be adversely impacted as a number of the members of the sales force being transferred to Sniffer also sell non-Sniffer products;

•	our business, including our sales force and internal finance and IT operations, may be disrupted or otherwise strained due to, among other things, our cost saving measures and our post-closing obligations to provide among other things transitional and other support services to the Sniffer business;

•	we may experience an undesired loss of sales, research and development and other personnel and it may difficult for us to find suitable replacements;

•	we may be unable to successfully expand our McAfee brand beyond our anti-virus products and we will likely lose any brand equity built around our “Network Associates” name;

•	our strategic positioning may result in our competing more directly with larger, more established competitors, such as Cisco Systems and Microsoft;

•	many of our network and system protection products were recently acquired and the income potential for these products is unproven and the market for these products is volatile;

•	disposition activities may result in significant accounting charges and management distraction; and

•	there may be customer confusion around our strategy.

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

      Critical Personnel May Be Difficult to Attract, Assimilate and Retain.

      Our success depends in large part on our ability to attract and retain, in addition to senior management personnel, technically qualified and highly-skilled sales, consulting, technical and marketing personnel. Competition for qualified individuals is intense. To attract and retain critical personnel, we believe that we must provide a competitive compensation package, including stock options. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our other stockholders generally, may not approve future requests for option increases. At our most recent annual meeting held in December 2003, our stockholders did not approve a proposed increase in options available for grant under our employee stock option plans. Additionally, it is likely that the accounting industry will require corporations to include a compensation expense in their statement of income relating to the issuance of employee stock options. If options are required to be expensed, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations.

      In recent periods, we have taken and, in conjunction with the planned Sniffer disposition, will continue to take efforts to rationalize the size of our employee base. While our overall employee level at the end of 2003 decreased to approximately 3,700 from approximately 3,800 at the end of 2002, through our 2003 acquisitions, we hired a number of new employees. Reductions in personnel, including as a result of the planned Sniffer sale, may harm our business, employee retention or our ability to attract new personnel by, among other things, reducing overall employee morale, requiring remaining personnel to perform a greater amount of, or new and different, responsibilities or result in the loss of personnel otherwise critical to our business. For new employees, there also may be reduced levels of productivity as recent additions or hires are trained and otherwise assimilate and adapt to our organization and culture. In addition, we may face difficulties in recruiting, hiring and training qualified employees for our Bangalore facility, where we have increased our employee levels in connection with the relocation of a significant portion of our research and development operations.

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

Open Source Software

      Products or technologies acquired by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted because, among other reasons:

•	open source license terms may be ambiguous and may result in unanticipated obligations regarding our products;

•	competitors will have improved access to information that may help them develop competitive products;

•	open source software cannot be protected under trade secret law;

•	it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third party intellectual property rights; and

•	open source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors

Use of Cash and Securities

      Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, in 2003 we used approximately $217.3 million of cash to make various acquisitions, including approximately $217.1 million in net cash to acquire IntruVert and Entercept. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.

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

We Face Risks Related to Our International Operations.

      For the three months March 31, 2004 and the year ended December 31, 2003, net revenue in our international operating regions represented approximately 39% and 35%, respectively, of our net revenue. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue.

      Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of our business strategy and the reorganization of our international sales forces by regions;

•	the ability to successfully localize software products for a significant number of international markets;

•	uncertainties relative to regional economic circumstances, including the economic weakness throughout Asia and Latin America over the past several years and pricing pressures associated with weak economic conditions in these regions;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	compliance with more stringent consumer protection laws;

•	currency fluctuations and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions

•	a high incidence of software piracy in some countries; and

•	international labor laws and our relationship with our employees and regional work council.

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

      For the three months ended March 31, 2004 and the year ended December 31, 2003, stock-based compensation charges of approximately $1.8 million and $3.4 million, respectively, were recorded for McAfee.com Options. No stock based compensation charges were recorded for the Repriced Options in the first quarter of 2004 or the year ended 2003.

      During the remaining life of both the McAfee.com Options and Repriced Options, we may record additional stock-based compensation charges or credits. We estimate that a $1 increase in our stock price at March 31, 2004 would increase our future stock compensation charge by approximately $0.4 million.

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

We Depend on Revenue from Our Flagship Anti-Virus and Sniffer Products.

      We have historically derived a majority of our net revenue from our flagship McAfee anti-virus software products and our Sniffer network fault identification and application performance management products. Following the pending closing of the Sniffer sale, we expect our McAfee anti-virus software products will account for a substantial majority of our net revenues. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our McAfee anti-virus software as a result of, among other factors, any change in our pricing model, a maturation in the markets for these products or other risks described in this document.

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

We Face a Number of Risks Related to Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 46% to 62% of our net sales in any quarter. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 27% for the three months ended March 31, 2004 and 33% for the year ended December 31, 2003 of net revenue.

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

Payment Difficulties

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $1.8 million at March 31, 2004 and $3.1 million at December 31, 2003. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

We Face the Risk of Future Charges in the Event of Impairment and Will Experience Significant Amortization Charges Related to Purchased Technology.

      We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”) beginning in 2002 and, as a result, we no longer amortize goodwill. However, we continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles. For the three months ended March 31, 2004 and the year ended December 31, 2003, our amortization charge for purchased technology and other intangibles was approximately $7.0 million and $27.0 million, respectively. In addition, we must evaluate our goodwill, at least annually for impairment according to the guidance provided by SFAS 142. We completed the annual impairment review during the fourth quarter of 2003. As a result of this review, goodwill was determined not to be impaired. If during subsequent testing, we determine that goodwill is impaired, we will be required to take a non-cash charge to earnings.

      In addition, we will continue to evaluate potential impairments of our long lived assets, including our property and equipment and amortizable intangibles under SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” In 2004, we have determined that we have no impairment of our property and equipment and amortizable intangibles.

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

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.

      During the 12-month period ended March 31, 2004, our stock price was highly volatile ranging from a per share high of $18.42 to a low of $10.75. On April 30, 2004, our stock’s closing price per share price was $15.68. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price.

We Face the Risk of a Decrease in Our Cash Balances and Losses in Our Investment Portfolio

      Our cash balances are held in numerous locations throughout the world. A portion of our cash is invested in marketable securities as part of our investment portfolio. We rely on third party money managers to manage our investment portfolio. Among other factors, changes in interest rates, foreign currency fluctuations and macro economic conditions could cause our cash balances to fluctuate and losses in our investment portfolio.

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

Computer “Hackers” May Damage Our Products, Services and Systems.

      Due to our high profile in the network and system protection software market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various websites. For example, we have recently seen the spread of viruses, or worms, that intentionally delete anti-virus and firewall software. Similarly, hackers may attempt to penetrate our network security and misappropriate proprietary information or cause interruptions of our internal systems and services. Also, a number of websites have been subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. If successful, any of these events could damage users’ or our computer systems. In addition, since we do not control CD duplication by distributors or our independent agents, CDs containing our software may be infected with viruses.

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

We May Not Realize the Anticipated Benefits from Our Strategic Investments.

      We have made a number of venture and minority investments in private companies with complementary products, services and technologies in the past and may make additional strategic investments in the future. These investments are speculative in value, and we may lose all or part of the money invested.

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

      Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Except as described below, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, which materially affected, or is reasonably likely to affect, our internal control over financial reporting.

      As more fully described in our 2003 Annual Report on Form 10-K, during the quarter ended March 31, 2004 in the course of our preparation and analysis of our 2003 consolidated financial statements, we identified and reported to our former external auditors, PricewaterhouseCoopers LLP (“PwC”), and our audit committee required corrections to our previously reported or announced 2003 financial information relating to our booking of international deferred revenue and the making of manual journal entries. These corrections required restatement of previously reported first, second and third quarter 2003 quarterly information and adjustment of previously announced fourth quarter 2003 and full year 2003 information. In evaluating our corrections, PwC determined and reported to our audit committee in a letter that the underlying control issues should be considered a material weakness under standards established by the Public Company Accounting Oversight Board. In conjunction with making the required corrections, during the quarter ended March 31, 2004, we bolstered internal controls around the recognition of international revenues as part of our quarterly financial closing process and the manual journal entry process. In light of the material weakness identified above, at the end of the quarter ended March 31, 2004 we instituted additional review procedures to verify that the internal controls were effective. We have also hired additional personnel, and are continuing to determine how to automate revenue recognition calculations so as to limit the number of manual adjustments, and engaging in additional testing of our control processes and procedures. Furthermore, we have implemented a software patch related to our international deferred revenue and are in the process of testing this patch and reviewing results.

NETWORKS ASSOCIATES, INC.

FORM 10-Q

March 31, 2004

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings:

      Information with respect to this item is incorporated by reference to note 11 of the notes to the condensed consolidated financial statements included herein on page 20 of this Report on Form 10-Q.

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities:

Stock Repurchases

      The table below sets forth all repurchases by us of our common stock during the quarter ended March 31, 2004 whether or not pursuant to a publicly announced plan or program (in thousands, except price per share):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plan or	Under Our Stock
Period	Shares Purchased	Paid Per Share	Repurchase Program(1)	Repurchase Program(1)

January 2004	—	$—	—	$145,293
February 2004	—	—	—	$145,293
March 2004	—	—	—	$145,293

Total	—	—	—

(1)	In November 2003, our board of directors authorized the repurchase of up to $150.0 million of our common stock in the open market from time to time over the next two years, depending upon market conditions, share price and other factors. We purchased 350,000 shares for a total of $4.7 million in 2003 and none for the quarter ended March 31, 2004.

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

Item 3.	Defaults upon Senior Securities:

      Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders:

      Nothing to report.

Item 5.	Other Information:

      Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, a number of our executive officers, including George Samenuk, our Chairman and Chief Executive Officer, Stephen C. Richards, our Chief Operating Officer and Chief Financial Officer, Vernon Gene Hodges, our President, Kent H. Roberts, our Executive Vice President and General

Counsel, each a Section 16 officer, have adopted or intend to adopt a Rule 10b5-1 trading plan. In addition, Amanda Hodges, the wife of our President, intends to adopt a 10b5-1 trading plan. We believe that additional directors, officers and employees have established or may establish such programs. All trades in our common stock made during the first quarter of 2004 by officers who have adopted Rule 10b5-1 trading plans were made pursuant to the terms of such plans.

Item 6.	Exhibits and Reports on Form 8-K:

      (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

      (b) Form 8-K.

On January 27, 2004, we furnished a report on Form 8-K to announce our fourth quarter and full year 2003 results.

On February 2, 2004, we filed a report on Form 8-K to announce the completion of the sale of Magic Solutions business assets to BMC Software, Inc.

On March 9, 2004, we filed a report on Form 8-K and on March 12, 2004, we filed a Form 8-K/ A to announce the filing of our Form 10-K and corrections to previously filed or announced quarterly and full year 2003 financial information.

On March 11, 2004, we filed a Form 8-K to announce the Audit Committee of the Board of Directors authorization of the change in independent accountants from PricewaterhouseCoopers LLP to Deloitte and Touche LLP.

NETWORKS ASSOCIATES, INC.

FORM 10-Q,

March 31, 2004

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORKS ASSOCIATES, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

Date: May 10, 2004

INDEX TO EXHIBITS

Exhibit
Number			Description

2.1		—	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
3.1		—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(2)
3.2		—	Amended and Restated Bylaws of the Registrant.(3)
3.3		—	Certificate of Designation of Series A Preferred Stock of the Registrant.(4)
3.4		—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(5)
4.3		—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(6)
10.1		—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(7)
10.2		—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(7)
10.3		—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(7)
10.4		—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(7)
10	.5*	—	2002 Employee Stock Purchase Plan.(8)
10	.6*	—	1997 Stock Incentive Plan, as Amended.(8)
10	.7*	—	Amended and Restated 1993 Stock Option Plan for Outside Directors.(3)
10	.8*	—	2000 Nonstatutory Stock Option Plan.(9)
10	.9*	—	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(10)
10	.10*	—	Employment agreement between Stephen C. Richards and the Registrant, dated April 3, 2001.(11)
10.11		—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(12)
10.12		—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(12)
10.13		—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(12)
10.14		—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(12)
10.15		—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(12)
10.16		—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(12)
10.17		—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(12)
10.18		—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(12)
10.19		—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(12)
10.20		—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(12)

Exhibit
Number			Description

10.21		—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(12)
10.22		—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(12)
10.23		—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(12)
10.24		—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(12)
10.25		—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(12)
10.26		—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(12)
10.27		—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(12)
10.28		—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(12)
10	.29*	—	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(13)
10	.30*	—	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(13)
10	.31*	—	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002.(13)
10	.32*	—	Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002.(16)
10.33		—	Form of Indemnification Agreement between the Registrant and its Executive Officers(16)
10	.34*	—	Summary of Pay for Performance Plan.(3)
10	.35*	—	Network Associates, Inc. Tax Deferred Savings Plan.(15)
10.36		—	Umbrella Credit Facility of Registrant dated April 15, 2004
10	.37*	—	Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.
10	.38*	—	Amendment to Employment Agreement of George Samenuk effective as of January 20, 2004.
10	.39*	—	Amendment to Employment Agreement of Stephen C. Richards effective as of January 20, 2004.
10	.40*	—	Sniffer Bonus Plan
10	.41*	—	Form of Sniffer Bonus Plan Participation Agreement (Ray Smets)
31.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(4)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(9)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(11)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(14)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(15)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

(16)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 9, 2004.