Form 10-Q/A
period 2004-03-31
McAfee, Inc.
filed 2004-08-09
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/ A

Amendment No. 1

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-20558

McAfee, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0316593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3965 Freedom Circle Santa Clara, California	95054 (Zip Code)
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

      THIS 10-Q/ A IS BEING FILED FOR THE PURPOSE OF AMENDING ITEMS 1, 2 AND 4 OF PART I OF FORM 10-Q AS OF MARCH 31, 2004 FILED ON MAY 10, 2004 TO REFLECT THE RESTATEMENT OF REVENUES AND CERTAIN EXPENSE ITEMS IN THE THREE MONTHS ENDED MARCH 31, 2004. OTHER THAN THOSE CHANGES AND CHANGES RELATED TO A CHANGE IN THE COMPANY’S NAME FROM NETWORKS ASSOCIATES, INC. TO MCAFEE, INC. EFFECTIVE JULY 1, 2004, WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THE FORM 10-Q/ A IS AS OF MARCH 31, 2004 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN SUCH CHANGES.

McAFEE, INC. AND SUBSIDIARIES

FORM 10-Q/ A

March 31, 2004

CONTENTS

Item
Number		Page

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:
	March 31, 2004 (As Restated) and December 31, 2003	2
	Condensed Consolidated Statements of Income and Comprehensive Income:
	Three months ended March 31, 2004 (As Restated) and 2003 (As Restated)	3
	Condensed Consolidated Statements of Cash Flows:
	Three months ended March 31, 2004 (As Restated) and 2003 (As Restated)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 4.	Controls and Procedures	44
Signatures		45
Exhibit Index		46
Certification Pursuant to Section 302
Certification Pursuant to Section 906

McAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
	(In thousands, except share
	and per share data)
	(As restated,
	see note 13)
ASSETS
Current assets:
Cash and cash equivalents	$430,329	$333,651
Short-term marketable securities	217,432	174,499
Accounts receivable, net	109,559	170,218
Prepaid expenses, income taxes and other current assets	108,260	95,609
Deferred taxes	176,333	160,550
Assets held for sale	—	24,719

Total current assets	1,041,913	959,246
Long-term marketable securities	293,449	258,107
Restricted cash	20,647	20,547
Property and equipment, net	110,294	111,672
Deferred taxes	169,980	199,196
Intangible assets, net	98,974	105,952
Goodwill	441,488	443,593
Other assets	6,314	22,185

Total assets	$2,183,059	$2,120,498

LIABILITIES
Current liabilities:
Accounts payable	$25,847	$32,099
Accrued liabilities	123,568	147,281
Deferred revenue	383,175	342,795
Convertible debt, current portion	345,275	—
Liabilities related to assets held for sale	—	23,310

Total current liabilities	877,865	545,485
Deferred revenue, less current portion	102,077	116,762
Convertible debt, less current portion	—	347,397
Other long term liabilities	232,082	222,765

Total liabilities	1,212,024	1,232,409

Commitments and contingencies (Notes 11 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; issued and outstanding: none at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 164,762,023 shares and 162,071,798 shares at March 31, 2004 and December 31, 2003, respectively; Outstanding: 164,412,023 shares and 161,721,798 shares at March 31, 2004 and December 31, 2003, respectively	1,648	1,621
Additional paid-in capital	1,111,288	1,087,625
Deferred stock-based compensation	(537)	(598)
Accumulated other comprehensive income	35,252	34,027
Accumulated deficit	(171,909)	(229,879)
Treasury stock, at cost: 350,000 shares	(4,707)	(4,707)

Total stockholders’ equity	971,035	888,089

Total liabilities and stockholders’ equity	$2,183,059	$2,120,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

McAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except per
	share data)
	(Unaudited)
	(As restated, see note 13)
Net revenue:
Product	$83,731	$127,306
Services and support	135,347	92,008

Total net revenue	219,078	219,314

Cost of net revenue:
Product	22,952	18,690
Services and support	10,847	13,230
Amortization of purchased technology	3,393	1,741

Total cost of net revenue	37,192	33,661

Operating costs:
Research and development(1)	45,379	46,430
Marketing and sales(2)	92,958	88,941
General and administrative(3)	27,541	28,208
Gain on sale of assets and technology	(46,505)	(37)
Provision for (recovery from) doubtful accounts, net	525	(323)
Litigation settlement	(19,101)	—
Amortization of intangibles	3,573	5,011
Restructuring charge	2,190	15,781

Total operating costs	106,560	184,011

Income from operations	75,326	1,642
Interest and other income	4,351	4,548
Interest and other expenses	(741)	(3,171)
Loss on redemption of zero coupon convertible debentures	—	(2,591)
Gain on sale of marketable securities	488	1,048

Income before provision for income taxes and cumulative effect of change in accounting principle	79,424	1,476
Provision for income taxes	21,454	144

Income before cumulative effect of change in accounting principle	57,970	1,332
Cumulative effect of change in accounting principle, net of taxes	—	11,142

Net income	$57,970	$12,474

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net	$250	$(689)
Foreign currency translation gain	974	2,459

Comprehensive income	$59,194	$14,244

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.35	$0.01
Cumulative effect of change in accounting principle, net of taxes	—	0.07

Net income per share — basic	$0.35	$0.08

Shares used in per share calculation — basic	163,423	159,552

Diluted income per share:
Income before cumulative effect of change in accounting principle	$0.33	$0.01
Cumulative effect of change in accounting principle net of taxes	—	0.07

Net income per share — diluted	$0.33	$0.08

Shares used in per share calculation — diluted	186,564	165,366

(1)	Includes stock-based compensation charges of $1,314 and $742 for the three months ended March 31, 2004 and 2003, respectively.

(2)	Includes stock-based compensation charges of $636 and $256 for the three months ended March 31, 2004 and 2003, respectively.

(3)	Includes stock-based compensation charges of $276 and $969 for the three months ended March 31, 2004 and 2003, respectively.

      The accompanying notes are an integral part of these condensed consolidated financial statements.

McAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)

	(Unaudited)

	(As restated, see note 13)
Cash flows from operating activities:
Net income	$57,970	$12,474
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(11,142)
Depreciation and amortization	16,634	15,978
Provision for (recovery from) doubtful accounts, net	525	(323)
Non cash restructuring charge	—	15,781
Non cash interest expense on convertible notes	525	1,584
Premium amortization on marketable securities	1,537	—
Gain on sale of assets and technology	(45,814)	(37)
Gain on sale of marketable securities	(488)	(1,048)
Loss on redemption of zero coupon convertible debentures	—	2,591
Deferred taxes	14,869	(2,118)
Stock-based compensation charges	2,226	1,967
Change in fair value of derivative, net	(2,151)	(1,164)
Changes in assets and liabilities, net of divestitures:
Accounts receivable	61,842	52,961
Prepaid expenses, taxes and other	4,142	5
Accounts payable and accrued liabilities	(22,299)	(26,964)
Deferred revenue	29,479	(4,325)

Net cash provided by operating activities	118,997	56,220

Cash flows from investing activities:
Purchase of marketable securities	(313,133)	(376,133)
Proceeds from sale and maturity of marketable securities	234,060	253,855
Proceeds from sale of Magic, net	47,565	—
Purchase of property and equipment	(8,653)	(23,100)
Increase in restricted cash	(100)	(199)
Other	(28)	(165)

Net cash used in investing activities	(40,289)	(145,742)

Cash flows from financing activities:
Proceeds from issuance of stock from option and stock purchase plans	22,408	19,830
Redemption of zero coupon convertible debentures	—	(177,055)

Net cash provided by (used in) financing activities	22,408	(157,225)

Effect of exchange rate fluctuations	(4,441)	5,365

Net increase (decrease) in cash and cash equivalents	96,678	(241,382)
Cash and cash equivalents at beginning of period	333,651	674,226

Cash and cash equivalents at end of period	$430,329	$432,844

Non cash investing activities:
Unrealized gain (loss) on marketable securities	$250	$(689)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,645	$2,415

Cash paid for interest	$2,504	$2,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

      McAfee, Inc. (formerly Networks Associates, Inc.) and its wholly owned subsidiaries (the “Company”) are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. The Company offers two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. The Company’s computer security solutions are offered primarily to large enterprises, governments, small and medium sized businesses and consumers. The Company operates its business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific and Latin America.

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

Proforma Stock-Based Compensation Disclosure

      As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and as amended by SFAS No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure,” (“SFAS 148”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employee,” (“APB 25”), and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”) and the related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

McAFEE, INC. AND SUBSIDIARIES

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

	Three Months Ended
	March 31,

	2004	2003

Net income, as reported	$57,970	$12,474
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(9,146)	(16,684)
Add back: Stock-based compensation expense, net of tax, included in reported net income	1,336	1,180

Pro forma net income (loss)	$50,160	$(3,030)

Net income (loss) per share:
Basic — as reported	$0.35	$0.08

Basic — pro forma	$0.31	$(0.02)

Diluted — as reported	$0.33	$0.08

Diluted — pro forma	$0.28	$(0.02)

      The impact on pro forma income (loss) per share and net income (loss) in the table above may not be indicative of the effect in future periods as options vest over several years and the Company continues to grant stock options to employees.

New Accounting Pronouncements

Accounting for Enhancements to One-Time Termination Benefits

      In September 2003, the FASB issued FASB Staff Position No. FAS 146-1, “Determining Whether a One-Time Termination Benefit Offered in Connection with an Exit or Disposal Activity Is, in Substance, an Enhancement to an Ongoing Benefit Arrangement” (“FSP FAS 146-1”). FSP FAS 146-1 clarifies circumstances when additional termination benefits offered in connection with an exit or disposal activity, in

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substance, are (a) enhancements to an ongoing benefit arrangement and, therefore, subject to the provisions of FASB Statements No. 87, No. 88, No. 106 and No. 112 or (b) one-time termination benefits subject to FASB Statement No. 146. The guidance in this FSP is effective for exit or disposal activities initiated in interim or annual reporting periods beginning after September 15, 2003. The Company adopted this FSP on January 1, 2004 and its adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

McAFEE, INC. AND SUBSIDIARIES

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

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

McAFEE, INC. AND SUBSIDIARIES

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

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Goodwill information is as follows (in thousands):

	January 1,	Goodwill		Effects of Foreign	March 31,
	2004	Acquired	Adjustments	Currency Exchange	2004

North America	$364,325	$—	$(376)	$(59)	$363,890
EMEA	44,360	—	(61)	109	44,408
Japan	16,748	—	(10)	—	16,738
Asia-Pacific (excluding Japan)	6,087	—	(13)	—	6,074
Latin America	12,073	—	(1,385)	(310)	10,378

Total	$443,593	$—	$(1,845)	$(260)	$441,488

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of intangible assets are as follows (in thousands):

		March 31, 2004			December 31, 2003

		Accumulated			Accumulated
		Amortization			Amortization
	Gross	(Including Effects	Net	Gross	(Including Effects	Net
	Carrying	of Foreign Currency	Carrying	Carrying	of Foreign Currency	Carrying
	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	$111,320	$(63,219)	$48,101	$116,037	$(64,439)	$51,598
Trademarks, patents, customer base, and other intangibles	88,726	(37,853)	50,873	103,431	(49,077)	54,354

	$200,046	$(101,072)	$98,974	$219,468	$(113,516)	$105,952

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

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Net Income Per Share

      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2004	2003

Numerator — Basic
Income before cumulative effect of accounting change	$57,970	$1,332
Cumulative effect of accounting change, net of taxes	—	11,142

Net income	$57,970	$12,474

Numerator — Diluted
Net income	$57,970	$1,332
Interest on convertible debentures(1), net of tax	2,989	—

Income before cumulative effect of accounting change	60,959	1,332
Cumulative effect of accounting change, net of taxes	—	11,142

Net income, adjusted	$60,959	$12,474

Denominator — Basic
Basic weighted average common stock outstanding	163,423	159,552

Denominator — Diluted
Basic weighted average common stock outstanding	163,423	159,552
Effect of dilutive securities:
Convertible debentures(1)	19,092	—
Common stock options and shares subject to repurchase(2)	4,002	5,641
Warrants	47	173

Diluted weighted average shares	186,564	165,366

Basic net income per share:
Income before cumulative effect of accounting change	$0.35	$0.01
Cumulative effect of accounting change, net of taxes	—	0.07

Net income per share — Basic	$0.35	$0.08

Diluted net income per share:
Income before cumulative effect of accounting change	$0.33	$0.01
Cumulative effect of accounting change, net of taxes	—	0.07

Net income per share — Diluted	$0.33	$0.08

(1)	For the three months ended March 31, 2003, convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 19.1 million.

(2)	At March 31, 2004 and 2003, 8.7 million and 14.8 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Business Segment Information

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

      Following is the summary of the Company’s net revenue from external customers and income before provision for income taxes and cumulative effect of change in accounting principle by geographic region (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Net revenue by region:
North America	$134,121	$135,675
EMEA	56,848	62,079
Japan	13,817	10,675
Asia-Pacific (excluding Japan)	7,490	6,660
Latin America	6,802	4,225

Net revenue	$219,078	$219,314

Income (loss) from operations by region:
North America	$68,257	$(11,045)
Europe	3,806	5,224
Japan	(2,262)	1,612
Asia-Pacific (excluding Japan)	8,552	6,706
Latin America	1,071	(1,021)

Income before provision for income taxes and cumulative effect of change in accounting principle	$79,424	$1,476

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Software licenses	$57,040	$104,624
Support and maintenance	103,015	68,422
Hardware	25,229	17,480
Consulting	3,984	7,117
Training	1,882	2,069
Hosting arrangements	26,466	14,400
Retail and other	1,462	5,202

Total	$219,078	$219,314

      Net revenue information on a product family basis is as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

McAfee	$166,006	$150,056
Sniffer	42,253	48,908
Magic	2,850	15,284
IntruShield	6,609	—
NAI Labs	1,360	3,722
PGP	—	1,344

Total	$219,078	$219,314

11.	Litigation

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

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Restatement

          2004 Restatement

      Subsequent to the issuance of its condensed consolidated financial statements for the quarter ended March 31, 2004, the Company determined that its method of revenue recognition for certain products was incorrect due to a limited number of product stock keeping units (“SKUs”) being set up improperly. As a result, the accompanying condensed consolidated financial statements for the quarter ended March 31, 2004 have been restated. In addition, certain other adjustments, previously considered immaterial individually and in the aggregate, were also recorded in the condensed consolidated financial statements for the quarter ended March 31, 2004. A summary of the significant effects of the restatement follows (in thousands):

Balance Sheet Information

	March 31, 2004

	As
	Previously	As
	Reported	Restated

Accounts receivable, net	$109,759	$109,559

Prepaid expenses, income taxes and other current assets	$108,561	$108,260

Deferred taxes, short term	$177,304	$176,333

Total current assets	$1,043,385	$1,041,913

Deferred taxes, long term	$169,861	$169,980

Total assets	$2,184,412	$2,183,059

Accrued liabilities	$124,102	$123,568

Deferred revenue, short term	$385,864	$383,175

Current liabilities	$881,088	$877,865

Other long term liabilities	$232,200	$232,082

Total liabilities	$1,215,365	$1,212,024

Accumulated other comprehensive income	$35,217	$35,252

Accumulated deficit	$(173,861)	$(171,909)

Total stockholders’ equity	$969,047	$971,035

Total liabilities and stockholders’ equity	$2,184,412	$2,183,059

McAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Income Information

	Three Months Ended
	March 31, 2004

	As
	Previously	As
	Reported	Restated

Product revenue	$81,203	$83,731
Services and support revenue	135,421	135,347

Net revenue	$216,624	$219,078

Marketing and sales	$92,657	$92,958

General and administrative	$28,076	$27,541

Total operating costs	$106,794	$106,560

Income from operations	$72,638	$75,326

Provision for income taxes	$20,718	$21,454

Net income	$56,018	$57,970

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.34	$0.35
Cumulative effect of change in accounting principle net of taxes	—	—

Earnings per share — Basic	$0.34	$0.35

Diluted income per share:
Income before cumulative effect of change in accounting principle	$0.32	$0.33
Cumulative effect of change in accounting principle net of taxes	—	—

Earnings per share — Diluted	$0.32	$0.33

          2003 Restatement

      During analysis of the Company’s international subsidiaries’ 2003 deferred revenue balances, the Company detected that its accounting system was recognizing deferred revenue using fluctuating foreign currency exchange rates. However, the subsidiaries’ deferred revenue should be recognized using the exchange

McAFEE, INC. AND SUBSIDIARIES

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

Forward-Looking Statements; Trademarks

      Some of the statements contained in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The statements contained in the Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 42 in our Form 10-Q for the first quarter of 2004 originally filed on May 10, 2004. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

      This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or our affiliates include the marks: “Network Associates,” “McAfee” and “Sniffer.”

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

      As described in note 13 to these condensed consolidated financial statements, we restated certain quarterly information for the quarter ended March 31, 2004 and also as described in note 13 and in Item 8 of our 2003 Annual Report on Form 10-K, we restated certain quarterly financial information for the quarters ended March 31, June 30 and September 30, 2003. The discussion below gives effect to these restatements. We did not amend our previously filed Form 10-Qs for the relevant quarters of 2003.

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

      We derive our revenue and generate cash from customers from primarily two sources (i) product revenue, which includes software license, hardware and royalty revenue, and (ii) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue. For the three months ended March 31, 2004 and 2003, our net revenue was $219.1 million and $219.3 million, respectively, and our net income was $58.0 million and $12.5 million, respectively. Net income for the three months ended March 31, 2004 was favorably impact by a $46.5 million gain from the sale of our Magic assets in January 2004 and insurance reimbursements of approximately $19.1 million relating to our previously settled class action lawsuit. Our net revenue is impacted by corporate, government and consumer spending levels. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Sales by geography. We operate our business in five geographic regions: North America (U.S. and Canada); Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific and Latin America. During the three months ended March 31, 2004 and 2003, 39% and 38% of our net revenue, respectively, was generated outside of North America, with North America and EMEA collectively accounting for approximately 87% and 90%, respectively, of our total net revenue. During all of fiscal 2003 and the first quarter of 2004, sales in EMEA were favorably impacted by the strengthening of the Euro and the British Pound.

•	Sales by product and customer category:

•	McAfee. Our McAfee products include enterprise, small and medium sized businesses and consumer products, with enterprise including our Entercept host-based intrusion protection products which were acquired in connection with the Entercept acquisition in April 2003. While sales to enterprises and small and medium sized businesses have been down, we have experienced significant growth in the consumer market. Our consumer market is comprised of our McAfee consumer on-line subscription service and retail boxed product sales. In the quarter ended March 31, 2004, we added a record 860,000 net new subscribers. At March 31, 2004, we had a total subscriber base of approximately 4.6 million customers and our average subscription per subscriber was 1.4. Drivers of this subscriber growth include (i) numerous virus outbreaks during the second half of 2003 and in early 2004, including variations of MyDoom, Bagle and NetSky, and (ii) continued strategic relationships with OEMs and others, such as AOL, Dell and MSN. As compared to the quarters ended December 31 and March 31, 2003, consumer revenue attributable to our retail channel for the quarter ended March 31, 2004 was down by $21.7 million and $9.7 million, respectively. Retail revenue is traditionally higher in the fourth quarter and, as compared to the comparable quarter in 2003, decreased retail revenue reflects increased promotional activities and related costs that benefit future periods but are offset against revenues in the current period.

•	IntruShield. Our IntruShield network protection products, acquired by us in the second quarter of 2003, are sold primarily to enterprises and small and medium sized businesses. During the three months ended March 31, 2004, we recorded $6.6 million of sales of IntruShield products as compared to $9.0 million during the fourth quarter of 2003. We believe this decrease reflects general seasonality, rather than a lessening of demand for these products, as the fourth quarter is typically our highest quarter for sales.

•	Sniffer Technologies. Sniffer revenues decreased 14% from $48.9 million in the first quarter of 2003 to $42.3 million in the first quarter of 2004. As part of our continued effort to streamline our business, in April 2004, we announced plans to sell our Sniffer product line for $275.0 million in cash, subject to a working capital adjustment. The transaction is expected to close in the third quarter of 2004. In the near term, the loss of future Sniffer revenues may increase our operating expenses as a percentage of net revenue as we will not be able to reduce expenses as quickly as revenue will be reduced following the Sniffer sale.

•	Magic. We sold the assets of our Magic Solutions service desk business to BMC Software, Inc. The sale closed on January 30, 2004 and we received cash proceeds of approximately $47.6 million, net of direct expenses. During the three months ended March 31, 2004 and 2003, net revenue from the sale of Magic Solutions products totaled approximately $2.9 million and $15.3 million, respectively.

See note 10 to our condensed consolidated financial statements for a description of revenues on a product and service basis and a product family basis.

•	Deferred revenue balances. Our deferred revenue balance at March 31, 2004 and December 31, 2003 was $485.3 million and $481.6 million, respectively, of which approximately $22.0 million relates to our Magic business at December 31, 2003 classified as liabilities related to assets held for sale. We believe that the deferred revenue balance improves predictability of future revenues. In the middle of 2003, we introduced our perpetual plus licensing program in EMEA and have now completed the planned implementation of perpetual plus worldwide with its introduction in North America in the first quarter of 2004. Under the perpetual plus licensing program more revenue is allocated to service and support, therefore increasing the deferred revenue balance. As a result of the perpetual licensing program, the balance of deferred revenue has increased from $327.7 million at March 31, 2003 to $485.3 million at March 31, 2004, or 48%.

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

McAfee Research

      McAfee Research is our research and development organization dedicated to advanced network and host system intrusion detection and prevention and security technology. McAfee Research currently conducts research in the areas of host intrusion prevention, network intrusion prevention, wireless intrusion prevention, malicious code defense, security policy and management, high-performance assurance and forensics and threats, attacks, vulnerabilities and architectures. McAfee Research has ongoing projects funded through the U.S. Defense Advanced Research Projects Agency, the U.S. Intelligence Community Advanced Research & Development Activity, Air Force, Navy, Army, NSA and other Department of Defense and U.S. government agencies. McAfee Research focuses on exploiting government research to advance the capabilities of our product-line offerings.

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

Net Revenue

      The following table sets forth for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Three Months Ended		Percentage of
	March 31,		Net Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Product	$83,731	$127,306	38%	58%
Services and support	135,347	92,008	62	42

Net revenue	$219,078	$219,314	100%	100%

      Net revenue decreased $0.2 million from 2003 to 2004. The decline reflects (i) a $12.4 million decrease related to the January 2004 sale of Magic, (ii) a Sniffer revenue decline of $6.7 million, (iii) the introduction of our perpetual plus licensing arrangements and (iv) a $12.2 million increase in our McAfee business and $6.7 million increase in IntruShield product sales following our May 2003 IntruVert acquisition. Many of our customers and potential customers have: (i) delayed initiating the purchase process; (ii) increased the evaluation time to complete a purchase or postponed, sometimes indefinitely, full IT deployments; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software/services purchases to those believed by them to be necessary to satisfy an immediate need.

      In the first quarter of 2004, we expanded our perpetual “plus” licensing arrangements to North America and have completed the planned worldwide introduction of this model. Under these arrangements, we provide a perpetual license coupled with additional support, with a higher percentage of the contract value allocated to support revenues. As a result of these arrangements, there has been (i) an increase in services and support revenue relative to product revenue, due to higher renewal rates for support bundled in these arrangements and (ii) an increase of revenue being deferred to future periods as support revenues are deferred and recognized over the life of the arrangement. The perpetual plus licensing model is designed to make our products more competitive in the channel and increase channel volumes, while having the added effect of improving the visibility and predictability of our business through increased deferred revenue balances. Deferred revenue increased $25.7 million, or 6% to $485.3 million at March 31, 2004 from $459.6 million at December 31, 2003. Deferred revenue has grown 48% when comparing the first quarter of 2004 to the first quarter of 2003.

      We expect the Sniffer sale to close in the third quarter of 2004. Net revenue from our Sniffer product line in the first quarter of 2004 and 2003 was $42.3 million and $48.9 million, respectively. Net revenue from Sniffer for the year ended 2003 was $210.2 million.

Net Revenue by Geography

      The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended		Percentage of
	March 31,		Net Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Net Revenue:
North America	$134,121	$135,675	61%	62%
EMEA	56,848	62,079	26	28
Japan	13,817	10,675	6	5
Asia-Pacific	7,490	6,660	4	3
Latin America	6,802	4,225	3	2

Total net revenue	$219,078	$219,314	100%	100%

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

      For the three months ended March 31, 2004, total net revenue in North America decreased 1% or $1.6 million compared to the three months ended March 31, 2003. The decrease in revenue is due primarily to the introduction of our perpetual plus licensing model in North America in the first quarter of 2004. As described earlier, the perpetual plus licensing model allocates more value to services and support revenue, which is deferred and recognized over the service period, and not recorded into revenue immediately.

      In EMEA, total net revenue decreased 8% or $5.2 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in EMEA net revenues is primarily the result of the perpetual plus licensing model. The perpetual plus licensing model allocates more value to services and support revenue, which is deferred and recognized over the service period, and not recorded into revenue immediately.

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

      The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue.

			Percentage of
	Three Months Ended		Product
	March 31,		Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Term subscription licenses	$17,530	$42,160	21%	33%
Perpetual licenses	39,510	62,464	47	49
Hardware	25,229	17,480	30	14
Retail and other	1,462	5,202	2	4

Total product revenue	$83,731	$127,306	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail product and royalties. The $43.6 million, or 34%, decrease in product revenue from 2003 to 2004 is due to (i) the introduction of our perpetual plus licensing arrangements in North America, which has now been implemented worldwide, resulting in reduced product revenues and increased services and support revenue and (ii) our continued shift in focus from retail boxed products to our on-line subscription model for consumers and small and medium sized businesses. Our hardware revenue increased $7.7 million from 2003 to 2004, primarily as the result of sales of our IntruShield product. We purchased IntruVert in the second quarter of 2003. Retail and other revenue decreased due to an increase in retailers converted to the consignment model as well as additional return reserves recorded for the retail channel.

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

			Percentage of
			Services and
	Three Months Ended		Support
	March 31,		Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Support and maintenance	$103,015	$68,422	76%	74%
Consulting	3,984	7,117	3	8
Training	1,882	2,069	1	2
On-line subscriptions	26,466	14,400	20	16

Total services and support revenue	$135,347	$92,008	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. The $43.3 million, or 47%, increase in service and support revenue is due to (i) a $34.6 million increase in support and maintenance due to our perpetual plus licensing model and (ii) a $12.1 million increase in our on-line subscription (McAfee consumer on-line and McAfee ASaP) arrangements offset by a $3.3 million combined decrease in consulting and training revenues. The increase in our on-line subscription arrangements is due to an increase in our customer base to approximately 4.6 million subscribers at March 31, 2004 from 2.1 million subscribers at March 31, 2003, as well as an increase in our McAfee ASaP on-line service for small-to-medium sized businesses. The increase in customers was due to our continued OEM relationships with Dell, AOL and others, as well as an outbreak of computer viruses in the second half of 2003 through the first quarter of 2004. The decrease in our consulting and training revenues of $3.3 million was due to reducing consulting and training budgets when reducing overall IT costs and projects.

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

Cost of Net Revenue; Gross Margin.

			Percentage of
	Three Months Ended		Cost of
	March 31,		Net Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Cost of net revenue:
Product	$22,952	$18,690	62%	56%
Services and support	10,847	13,230	29	39
Amortization of purchased technology	3,393	1,741	9	5

Total cost of net revenue	$37,192	$33,661	100%	100%

Gross margin	$181,886	$185,653

Gross margin percentage	83%	85%

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

      The following sets forth for the periods indicated, our operating expenses, including the effects of stock-based compensation:

	Three Months Ended		Percentage of
	March 31,		Net Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Research and development	$45,379	$46,430	21%	21%
Marketing and sales	92,958	88,941	43	41
General and administrative	27,541	28,208	13	13
Gain on sale of assets and technology	(46,505)	(37)	(21)	—
Provision for (recovery from) doubtful accounts, net	525	(323)	—	—
Litigation settlement	(19,101)	—	(9)	—
Amortization of intangibles	3,573	5,011	1	2
Restructuring charge	2,190	15,781	1	7

Total operating costs, including the effects of stock-based compensation	$106,560	$184,011	49%	84%

      The following sets forth for the periods indicated, our operating expenses, excluding the effects of stock-based compensation:

	Three Months Ended		Percentage of
	March 31,		Net Revenue

	2004	2003	2004	2003

	(In thousands, except percentages)
Research and development(1)	$44,065	$45,688	20%	21%
Marketing and sales(2)	92,322	88,685	43	41
General and administrative(3)	27,265	27,239	13	12
Gain on sale of assets and technology	(46,505)	(37)	(21)	—
Provision for (recovery from) doubtful accounts, net	525	(323)	—	—
Litigation settlement	(19,101)	—	(9)	—
Amortization of intangibles	3,573	5,011	1	2
Restructuring charge	2,190	15,781	1	7

Total operating costs, excluding the effects of stock-based compensation	104,334	182,044	48	83
Stock based compensation	2,226	1,967	1	1
Total operating costs, including the effects of stock based-compensation	$106,560	$184,011	49%	84%

(1)	Excludes stock-based compensation charges of $1,314 and $742 for the three months ended March 31, 2004 and 2003, respectively.

(2)	Excludes stock-based compensation charges of $636 and $256 for the three months ended March 31, 2004 and 2003, respectively.

(3)	Excludes stock-based compensation charges of $276 and $969 for the three months ended March 31, 2004 and 2003, respectively.

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

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $0.6 million and $0.3 million in the three months ended March 31, 2004 and 2003, respectively, marketing and sales expenses increased $3.6 million, or 4% from 2003 to 2004. The increase can be attributed to higher sales commissions in the first quarter of 2004 due to higher bookings.

      We anticipate that marketing and sales expenses will increase in absolute dollars, but will continue to fluctuate as a percentage of net revenue.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation of $0.3 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively, general and administrative expenses have remained relatively flat due to cost savings measures.

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

      Provision for Income Taxes. Our consolidated provision for income taxes for the three months ended March 31, 2004 and 2003 was $21.5 million and $2.9 million (including the tax effect on the cumulative effect of change in accounting principle), respectively, reflecting an effective tax rate of 27% and 19%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits, utilization of foreign tax credits, and lower effective rates in some overseas jurisdictions. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

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

Liquidity and Capital Resources

	Three Months Ended
	March 31,

	2004	2003

Net cash provided by operating activities	$118,997	$56,220
Net cash used in investing activities	$(40,289)	$(145,742)
Net cash provided by (used in) financing activities	$22,408	$(157,225)

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

Operating Activities

      Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was the result of our net income of $58.0 million and $12.5 million, respectively, which is adjusted for non-cash items such as depreciation and amortization, non-cash restructuring charges, non-cash interest, non-cash loss on repurchase of convertible debentures, stock-based compensation and changes in various assets and liabilities such as accounts payable, accounts receivable and other current assets.

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

      Our balances in accounts payable and accrued liabilities decreased $30.0 million. Our operating cash flows, including changes in accounts payable and accrued liabilities, is impacted by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the three months ended March 31, 2004 and 2003, we did not make any significant changes to our payment timing to our vendors.

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

      Our working capital, defined as current assets minus current liabilities, was $164.0 million and $415.8 million at March 31, 2004 and December 31, 2003, respectively. The decrease in working capital of approximately $251.8 million from December 31, 2003 to March 31, 2004 is due to an increase of cash and short-term marketable securities balances, offset by lower accounts receivable due to customer payments, offset by final sale of Magic assets and liabilities held for sale of $24.7 million and $23.3 million, respectively and the classification of our convertible debt of $345.3 million and related assets of $15.2 million as current at March 31, 2004 due to our intent to redeem the convertible debt earlier than its maturity. Current liabilities increased $332.4 million due to a $40.4 million increase in current deferred revenue and reclassification of our convertible debt to current liabilities offset by lower accrued liabilities and accounts payable of $30.0 million. Our perpetual plus licensing model, now introduced worldwide, results in less revenue recognition up-front, therefore causing increases in our deferred revenue.

      We are currently under Securities and Exchange Commission (“SEC”) and Department of Justice investigations. As a result of these investigations, we may be exposed to penalties that may be material to our consolidated financial statements.

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

Item 4.	Controls and Procedures

      Information pertaining to controls and procedures has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q with respect to the quarter ended March 31, 2004.

      Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2004, in light of the restatement of our financial results for the quarter ended March 31, 2004 and the related determination by our current auditors that the underlying issues giving rise to the restatement should be considered a material weakness (as described below), our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, based on a subsequent evaluation performed in conjunction with our filing of our Report on Form 10-Q for the quarter ended June 30, 2004, our CEO and CFO have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective for such purposes. Except as described below, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 or June 30, 2004 or since the evaluation date, which materially affected, or is reasonably likely to affect, our internal control over financial reporting.

      As more fully described in (i) our 2003 Annual Report on Form 10-K, we were required to restate our quarterly operating results for certain quarters in 2003, and (ii) this Form 10-Q/ A, we determined in July 2004, we were required to restate our financial results for the quarter ended March 31, 2004. The circumstances giving rise to these restatements were identified by McAfee and reported to our auditors.

      Our former auditors, PricewaterhouseCoopers LLP, reported that the underlying control issues giving rise to the restatement of the 2003 quarterly operating results should be considered a material weakness under standards established by the Public Company Accounting Oversight Board. In conjunction with making the required corrections to address matters arising out of the restatement of our 2003 operating results, during the quarter ended March 31, 2004, we bolstered internal controls around the recognition of international revenues as part of our quarterly financial closing process and the manual journal entry process. At the end of the quarter ended March 31, 2004 we also instituted additional review procedures to verify that the internal controls were effective. We have also hired additional personnel, and are continuing to determine how to automate revenue recognition calculations so as to limit the number of manual adjustments, and engaging in additional testing of our control processes and procedures. Furthermore, we have implemented a software patch related to our international deferred revenue and are in the process of testing this patch and reviewing results.

      In conjunction with the restatement of our operating results for the quarter ended March 31, 2004, our current auditors, Deloitte & Touche LLP, reported that the underlying issues giving rise to the restatement of our operating results for the quarter ended March 31, 2004 is a material weakness under standards established by the Public Company Accounting Oversight Board. In connection with the restatement of our operating results for the quarter ended March 31, 2004, we reviewed the circumstances giving rise to the restatement, and determined that the actions we have implemented or are in the process of implementing as part of our internal controls assessment for the internal controls reporting required under Sarbanes-Oxley Act of 2002, will correct the underlying circumstances giving rise to the restatement. The current actions management has or is implementing include the hiring of additional personnel in revenue accounting, establishing additional controls including increased review procedures, increased testing of internal controls to ensure internal controls are operating as designed, modifying our revenue accounting software and performing review and corrections of system data affecting our revenue accounting.

McAFEE, INC.

FORM 10-Q/ A,

March 31, 2004

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MCAFEE, INC.

By:	/s/ STEPHEN C. RICHARDS

Stephen C. Richards
Chief Operating Officer and
Chief Financial Officer

Date: August 6, 2004

INDEX TO EXHIBITS

Exhibit
Number		Description

31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002