Form 10-Q
period 2004-06-30
McAfee, Inc.
filed 2004-08-09
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

      As of July 30, 2004, 156,219,258 shares of the registrant’s common stock, $0.01 par value, were outstanding.

THIS DOCUMENT CONTAINS 71 PAGES.

THE EXHIBIT INDEX IS ON PAGE 69.

MCAFEE, INC.

FORM 10-Q

June 30, 2004

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(In thousands, except
	share and per share data)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$355,518	$333,651
Short-term marketable securities	183,105	174,499
Accounts receivable, net	115,985	170,218
Prepaid expenses, income taxes and other current assets	110,749	97,616
Deferred taxes	182,857	160,550
Assets held for sale	—	24,719

Total current assets	948,214	961,253
Long-term marketable securities	330,607	258,107
Restricted cash	20,749	20,547
Property and equipment, net	106,238	111,672
Deferred taxes	164,767	199,196
Intangible assets, net	92,205	105,952
Goodwill	441,352	443,593
Other assets	6,346	20,178

Total assets	$2,110,478	$2,120,498

LIABILITIES
Current liabilities:
Accounts payable	$22,072	$32,099
Accrued liabilities	126,415	147,281
Deferred revenue	434,488	342,795
Current portion of convertible debt	339,079	—
Liabilities related to assets held for sale	—	23,310

Total current liabilities	922,054	545,485
Deferred revenue, less current portion	102,077	116,762
Convertible debt	—	347,397
Other long term liabilities	240,649	222,765

Total liabilities	1,264,780	1,232,409

Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 164,698,647 shares and 162,071,798 shares at June 30, 2004 and December 31, 2003, respectively;
Outstanding: 155,685,447 shares and 161,721,798 shares at June 30, 2004 and December 31, 2003, respectively	1,647	1,621
Additional paid-in capital	1,125,479	1,087,625
Deferred stock-based compensation	(320)	(598)
Accumulated other comprehensive loss	30,573	34,027
Accumulated deficit	(161,709)	(229,879)
Treasury stock, at cost: 9,013,200 shares and 350,000 shares at June 30, 2004 and December 31, 2003, respectively	(149,972)	(4,707)

Total stockholders’ equity	845,698	888,089

Total liabilities and stockholders’ equity	$2,110,478	$2,120,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
		(As Restated,		(As Restated,
		See Note 13)		See Note 13)
Net revenue:
Product	$80,007	$119,204	$163,738	$246,510
Services and support	145,671	97,821	281,018	189,829

Total net revenue	225,678	217,025	444,756	436,339

Cost of net revenue:
Product	24,496	20,365	47,448	39,055
Services and support	9,792	13,002	20,639	26,232
Amortization of purchased technology	3,276	2,776	6,669	4,517

Total cost of net revenue	37,564	36,143	74,756	69,804

Operating costs and expenses:
Research and development(1)	44,346	45,965	89,725	92,395
Marketing and sales(2)	96,114	87,045	189,072	175,986
General and administrative(3)	35,722	29,780	62,436	57,988
(Gain) loss on sale of assets and technology	274	(904)	(45,404)	(941)
Provision for (recovery from) doubtful accounts, net	149	(64)	674	(387)
Reimbursement related to litigation settlement	(5,890)	—	(24,991)	—
Amortization of intangibles	3,516	3,721	7,089	8,732
Restructuring charge	682	6,826	2,872	22,607
In-process research and development	—	6,600	—	6,600

Total operating costs	174,913	178,969	281,473	362,980

Income from operations	13,201	1,913	88,527	3,555
Interest and other income	4,224	2,660	8,575	7,208
Interest and other expenses	(2,137)	(2,034)	(2,878)	(5,205)
Loss on repurchase of zero coupon convertible debentures	—	(136)	—	(2,727)
Gain (loss) on sale of marketable securities	(1,319)	500	(831)	1,548

Income before provision for income taxes and cumulative effect of change in accounting principle	13,969	2,903	93,393	4,379
Provision for income taxes	3,769	412	25,223	556

Income before cumulative effect of change in accounting principle	10,200	2,491	68,170	3,823
Cumulative effect of change in accounting principle, net of tax	—	—	—	11,142

Net income	$10,200	$2,491	$68,170	$14,965

Other comprehensive income:
Unrealized loss on marketable securities, net	$(2,373)	$(77)	$(2,123)	$(766)
Foreign currency translation gain (loss)	(2,307)	8,026	(1,333)	10,485

Comprehensive income	$5,520	$10,440	$64,714	$24,684

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.06	$0.02	$0.42	$0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.07

Net income per share — basic	$0.06	$0.02	$0.42	$0.09

Shares used in per share calculation — basic	160,313	160,341	161,800	159,954

Diluted income per share:
Income before cumulative effect of change in accounting principle	$0.06	$0.02	$0.40	$0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.07

Net income per share — diluted	$0.06	$0.02	$0.40	$0.09

Shares used in per share calculation — diluted	163,925	164,608	184,705	165,053

(1)	Includes stock-based compensation charges of $258 and $576 for the three months ended June 30, 2004 and 2003, respectively, and $1,572 and $1,318 for the six months ended June 30, 2004 and 2003, respectively.

(2)	Includes stock-based compensation charges of $51 and $158 for the three months ended June 30, 2004 and 2003, respectively, and $687 and $414 for the six months ended June 30, 2004 and 2003, respectively.

(3)	Includes stock-based compensation charges of $131 and $225 for the three months ended June 30, 2004 and 2003, respectively, and $407 and $1,194 for the six months ended June 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
	(Unaudited)
		(As Restated,
		see Note 13)
Cash flows from operating activities:
Net income	$68,170	$14,965
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(11,142)
Depreciation and amortization	33,565	31,215
Acquired in-process research and development	—	6,600
Provision for (recovery from) doubtful accounts, net	674	(387)
Non-cash interest expense on convertible notes	1,050	2,112
Premium amortization on marketable securities	3,064	—
(Gain) loss on sale of assets and technology	(45,404)	867
(Gain) loss on sale of marketable securities	831	(1,548)
Loss on redemption of zero coupon convertible debentures	—	2,727
Deferred taxes	13,430	(35,502)
Stock-based compensation charges	2,666	2,926
Change in fair value of derivative, net	(2,971)	(2,115)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	54,176	51,341
Prepaid expenses, taxes and other	(5,144)	6,790
Accounts payable and accrued liabilities	(13,667)	4,116
Deferred revenue	83,087	16,899

Net cash provided by operating activities	193,527	89,864

Cash flows from investing activities:
Purchase of marketable securities	(603,731)	(666,969)
Proceeds from sale and maturity of marketable securities	516,601	625,545
Increase in restricted cash	(202)	(186)
Proceeds from sale of Magic, net	47,565	—
Purchase of property and equipment	(15,952)	(41,124)
Purchase of IntruVert, net of cash acquired	—	(92,393)
Purchase of Entercept, net of cash acquired	—	(123,605)
Other	(28)	(178)

Net cash used in investing activities	(55,747)	(298,910)

Cash flows from financing activities:
Proceeds from issuance of stock from option and stock purchase plans	36,955	20,479
Redemption of zero coupon convertible debentures	—	(177,289)
Repurchase of common stock	(145,265)	—

Net cash used in financing activities	(108,310)	(156,810)

Effect of exchange rate fluctuations	(7,603)	22,798

Net increase (decrease) in cash and cash equivalents	21,867	(343,058)
Cash and cash equivalents at beginning of period	333,651	674,226

Cash and cash equivalents at end of period	$355,518	$331,168

Non cash investing activities:
Unrealized loss on marketable securities	$(2,123)	$(766)

Fair value of assets acquired in business combinations	$—	$238,545

Liabilities assumed in business combinations	$—	$29,147

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,144	$5,157

Cash paid for interest	$4,902	$5,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of the Company as of June 30, 2004 and for the three and six months ended June 30, 2004 and June 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003.

      In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to fairly present the Company’s financial position as of June 30, 2004, and results of operations and cash flows for the three and six months ended June 30, 2004 and June 30, 2003 have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

      Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

Proforma Stock Compensation Disclosure

      As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and as amended by SFAS No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure,” (“SFAS 148”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employee,” (“APB 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”) and the related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company utilized the following assumptions in calculating the estimated fair value of each stock option and for its employee stock purchase plan (“ESPP”) using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants and the ESPP:

	Three and Six Months
	Ended June 30,

	2004	2003

Stock option grants:
Risk free interest rate	3.66%	3.37%
Expected life	4 years	4 years
Volatility	87.98%	93.48%
Dividend yield	None	None
ESPP:
Risk free interest rate	1.29%	1.43%
Expected life	1.25 years	1.25 years
Volatility	58%	72%
Dividend yield	None	None

      The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123 to all of its stock-based compensation plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income, as reported	$10,200	$2,491	$68,170	$14,965
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(7,939)	(16,188)	(17,084)	(34,053)
Add back: Stock-based employee compensation expense, net of tax; included in reported net income	264	575	1,600	1,756

Pro forma net income (loss)	$2,525	$(13,122)	$52,686	$(17,332)

Net income (loss) per share:
Basic — as reported	$0.06	$0.02	$0.42	$0.09

Basic — pro forma	$0.02	$(0.08)	$0.33	$(0.11)

Diluted — as reported	$0.06	$0.02	$0.40	$0.09

Diluted — pro forma	$0.02	$(0.08)	$0.32	$(0.11)

      The impact on pro forma income (loss) per share and net income (loss) in the table above may not be indicative of the effect in future periods as options vest over several years and the Company continues to grant stock options to employees.

New Accounting Pronouncements

Accounting for Enhancements to One-Time Termination Benefits

      In September 2003, the FASB issued FASB Staff Position No. FAS 146-1, “Determining Whether a One-Time Termination Benefit Offered in Connection with an Exit or Disposal Activity Is, in Substance, an

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Enhancement to an Ongoing Benefit Arrangement” (“FSP FAS 146-1”). FSP FAS 146-1 clarifies circumstances when additional termination benefits offered in connection with an exit or disposal activity, in substance, are (a) enhancements to an ongoing benefit arrangement and, therefore, subject to the provisions of FASB Statements No. 87, No. 88, No. 106 and No. 112 or (b) one-time termination benefits subject to FASB Statement No. 146. The guidance in this FSP is effective for exit or disposal activities initiated in interim or annual reporting periods beginning after September 15, 2003. The Company adopted this FSP on October 1, 2003 and its adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

The Meaning of Other-Than-Temporary Impairment

      In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for periods beginning after June 15, 2004, while the disclosure requirements are effective for periods ending after June 15, 2004. The Company does not believe that the adoption of EITF 03-01 will have a material impact on its financial position, results of operations or cash flows.

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

      The Company has recorded stock-based compensation charges of $0.4 million and $1.0 million before taxes in the three months ended June 30, 2004 and 2003, respectively, and $2.7 million and $2.9 million before

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes in the six months ended June 30, 2004 and 2003, respectively. These charges are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Exchange of McAfee.com options	$334	$323	$2,166	$1,063
Existing executives	106	106	213	212
Former employees	—	5	146	1,126
Extended life of vested options of terminated employees	—	525	141	525

Total stock-based compensation	$440	$959	$2,666	$2,926

      Exchange of McAfee.com options. On September 13, 2002, the Company acquired the minority interest in McAfee.com. McAfee.com option holders received options for 0.675 of a share of Networks Associates, Inc. common stock plus $8.00 in cash, which will be paid to the option holder only upon exercise of the option, in exchange for each McAfee.com option. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of the Company’s common stock. The assumed options have been accounted for under the guidance in EITF Issue No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25” and FIN 44. Accordingly, these options are subject to variable accounting treatment, which means that a compensation charge has been measured initially at the date of the closing of the merger and then remeasured at the end of each reporting period. The initial charge was based on the excess of the closing price of the Company’s stock over the exercise price of the options plus the $8.00 per share payable in cash, which will be paid upon exercise of the option. This compensation charge will initially be remeasured using the same methodology and recorded as an expense using the accelerated method of amortization under FIN 28. To the extent that the options issued were fully vested at the date of the closing of the McAfee.com acquisition, the Company immediately recorded a compensation expense of approximately $10.5 million. Fully vested options will continue to be remeasured using the same method and compensation charges will be recorded until the earlier of the date of exercise, forfeiture or cancellation without replacement. Charges related to unvested options will be recorded in deferred stock-based compensation in stockholders’ equity. Depending upon movements in the market value of the Company’s common stock, this accounting treatment may result in significant additional stock-based compensation charges in future periods.

      During the three months ended June 30, 2004 and 2003 and during the six months ended June 30, 2004 and 2003, the Company recorded a charge of approximately $0.3 million, $0.3 million, $2.2 million and $1.1 million, respectively, related to exchanged options subject to variable accounting. This stock based compensation charge was based on the Company’s closing share price of $18.13 and $12.68 on June 30, 2004 and 2003, respectively. As of June 30, 2004, the Company had approximately 0.6 million outstanding exchanged options subject to variable accounting.

      Existing executive. On January 15, 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk, its chairman and chief executive officer. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The intrinsic value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of the Company’s common stock on January 15, 2002. During the three months ended June 30, 2004 and 2003, the Company recorded approximately $0.1 million in both periods, and for the six months ended June 30, 2004 and 2003, the Company recorded approximately $0.2 million in both periods related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Former employees. In November and December 2003, the Company extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees’ options continued to vest after termination and their exercise period was extended an additional 90 days, the Company recorded a one time stock-based compensation charge of approximately $0.1 million in the first quarter of 2004.

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

      Repriced options. On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063, the then current fair market value of its common stock. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted. During the three and six months ended June 30, 2004 and 2003, the Company did not incur a charge related to these repriced options subject to variable plan accounting. For the three and six months ended June 30, 2004 and 2003, the Company’s stock-based compensation charge calculation related to options subject to variable plan accounting was based on quarter-end per share price of the Company’s stock of $18.13 and $12.68, respectively. The Company will incur stock-based compensation charges if the Company’s stock price increases above $20.375 per share. As of June 30, 2004, the Company had options to purchase approximately 0.4 million shares, which were outstanding and subject to variable plan accounting.

      Extended life of vested options held by terminated employees. During a significant portion of 2003, the Company suspended exercises of stock options until its required public company reports were filed with the SEC. The period during which stock options were suspended is known as the blackout period. Due to the blackout period, the Company extended the exercisability of any options of terminated employees that would otherwise expire during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, the Company recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During the three and six months ended June 30, 2003 and the six months ended June 30, 2004, the Company recorded a stock-based compensation charge of $0.5 million and $0.1 million, respectively.

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

      The Company recorded approximately $0.9 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The ongoing project at Entercept at the time of purchase in was a Linux version of their current product. The project is delayed and product availability is expected in the fourth quarter of 2004. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to six years or a weighted average period of 5.6 years.

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

Original accrual, April 30, 2003	$2,837
Cash payments	(989)
Adjustments	(1,137)

Balance, June 30, 2004	$711

      As part of the Entercept acquisition, the Company assumed all outstanding unvested Entercept cash bonus units and agreed to make specified per unit cash payments to former Entercept employees contingent upon their continued employment with the Company for one year based on the vesting terms of such units, generally one year. The payments to former Entercept employees were expensed monthly as salary expense as the employees provided services to the Company. All amounts were fully paid from escrow in May 2004.

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

		Entercept	Total Assets
	IntruVert	Security	Acquired and
	Networks, Inc.	Technologies, Inc.	Liabilities Assumed

Deferred tax assets	$436	$10,560	$10,996
Technology	18,200	21,700	39,900
Other intangible assets	1,900	2,800	4,700
Cash	10,986	1,028	12,014
Goodwill	71,598	99,565	171,163
Other assets	4,984	3,517	8,501

Total assets acquired	108,104	139,170	247,274

Current liabilities	2,649	4,739	7,388
Deferred tax liabilities	7,839	9,555	17,394

Total liabilities assumed	10,488	14,294	24,782

Net assets acquired	$97,616	$124,876	$222,492

In-process research and development (expensed)	5,700	900	6,600

Total acquisition cost	$103,316	$125,776	$229,092

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma financial information presents the combined results of the Company, IntruVert and Entercept as if the acquisitions had occurred at the beginning of 2003 (in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Net revenue	$217,925	$439,956

Net income	$4,965	$6,631

Basic net income per share	$0.03	$0.04

Shares used in per share calculation — basic	160,341	159,954

Diluted net income per share	$0.03	$0.04

Shares used in per share calculation — diluted	164,608	165,053

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

Magic Solutions

      In December 2003, the Company announced the sale of its Magic Solutions product line (“Magic”) to BMC Software for approximately $47.0 million in cash plus final purchase price adjustments. At December 31, 2003, the carrying values of assets and liabilities related to Magic were presented as held for sale on the consolidated balance sheet. The following were the components of the Magic at December 31, 2003 (in thousands):

Assets:
Accounts receivable, net of allowance for doubtful accounts of $215	$12,991
Prepaid expenses	888
Inventory	20
Equipment, net	1,023
Goodwill	9,797

Assets held for sale	$24,719

Liabilities:
Accounts payable	$215
Accrued liabilities	1,050
Deferred revenue	22,045

Liabilities related to assets held for sale	$23,310

      The assets and liabilities of Magic were located primarily in the Company’s North American and EMEA reporting units. Magic assets and liabilities in the Company’s other reporting units were not material. Revenues related to Magic were approximately $16.1 million for the three months ended June 30, 2003, and $2.9 million and $31.4 million for the six months ended June 30, 2004 and 2003, respectively. Revenues related to Magic were $63.2 million for the year ended 2003.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company completed the transaction on January 30, 2004. As a result of the sale, the Company recorded a gain of approximately $46.5 million for the six months ended June 30, 2004.

Sniffer Technologies

      In April 2004, the Company announced plans to sell its Sniffer product line to a partnership of two investment firms. This sale closed on July 16, 2004 and the Company received cash proceeds of approximately $217 million (See Note 14).

5.	Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company performs an impairment review of its goodwill on at least an annual basis. The Company completed its annual goodwill impairment review as of October 1, 2003, during the fourth quarter of 2003 and concluded that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. On April 22, 2004, the Company announced that it will sell its Sniffer product line (See Note 14). The Company has determined that approximately $50 million of goodwill will be allocated to the Sniffer product line from the North American reporting unit. Furthermore, as a result of the sale of Sniffer and Magic, the Company also tested its reporting units excluding Sniffer and Magic during the three months ended March 31, 2004 and June 30, 2004 as required by SFAS 142 and no impairment was present. The Company will continue to test for impairment annually unless an impairment indicator occurs.

      Goodwill information is as follows (in thousands):

				Effects of Foreign
	January 1,	Goodwill		Currency	June 30,
	2004	Acquired	Adjustments	Exchange	2004

North America	$364,325	$—	$(279)	$(184)	$363,862
EMEA	44,360	—	(42)	57	44,375
Japan	16,748	—	(8)	—	16,740
Asia-Pacific (excluding Japan)	6,087	—	(9)	—	6,078
Latin America	12,073	—	(1,382)	(394)	10,297

Total	$443,593	$—	$(1,720)	$(521)	$441,352

      Adjustments to goodwill reflect purchase price adjustments made in periods subsequent to the acquisition.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of intangible assets are as follows (in thousands):

		June 30, 2004			December 31, 2003

		Accumulated			Accumulated
		Amortization			Amortization
	Gross	(Including Effects	Net	Gross	(Including Effects	Net
	Carrying	of Foreign Currency	Carrying	Carrying	of Foreign Currency	Carrying
	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	$110,907	$(66,140)	$44,767	$116,037	$(64,439)	$51,598
Trademarks, patents, customer base , and other intangibles	88,750	(41,312)	47,438	103,431	(49,077)	54,354

	$199,657	$(107,452)	$92,205	$219,468	$(113,516)	$105,952

      The aggregate amortization expenses for the intangible assets listed above totaled $6.8 million and $6.5 million for the three months ended June 30, 2004 and 2003, respectively and $13.8 million and $13.2 million for the six months ended June 30, 2004 and 2003, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2004	$12,204
2005	23,270
2006	20,401
2007	17,646
2008	12,277
Thereafter	6,407

$92,205

6.	Restructuring

2004 Restructuring

      In the first quarter of 2004, the Company recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to its North American and EMEA operating segments, respectively. The workforce size was reduced primarily due to the Company’s sale of Magic.

      In the second quarter of 2004, the Company recorded a restructuring charge of approximately $1.6 million related to the severance of approximately 80 employees in the Company’s sales, technical support and general and administrative functions. Approximately $0.6 million of the restructuring charge was related to the Company’s EMEA operating segment and the remaining $1.0 million was related to its North American operating segment. These reductions are part of the previously announced cost-savings measures being implemented by the Company. Approximately 60 employees remained employed at the end of June 30, 2004, but their employment will end within 60 days.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s restructuring accrual established through June 30, 2004 (in thousands):

Severance and
Other Benefits

Balance, January 1, 2004	$—
Restructuring accrual	3,838
Cash payments	(2,051)
Adjustment to liability	(340)

Balance, June 30, 2004	$1,447

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

      As part of the consolidation of activities into the Plano facility, the Company relocated employees from its Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, the Company recorded a restructuring charge of $15.8 million which consisted of a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash write off of $1.9 million deferred rent liability; and a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities in Santa Clara, California. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on management’s current estimates. As of June 30, 2004, $1.3 million of the accrued lease termination costs have been classified as current accrued liabilities, while the remaining balance of $11.5 million has been classified as other long term liabilities.

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

      During the second quarter of 2004, the Company adjusted the restructuring accrual related to lease termination costs. The adjustment decreased the liability by approximately $0.5 million, and was related to changes in estimates related to the sublease income to be received over the remaining lease term. The Company also recorded a $55,000 adjustment to severance and other benefits from its EMEA operating segment as the benefits were not utilized.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s restructuring accrual established in 2003 and activity through June 30, 2004 (in thousands):

		Severance
	Lease	and
	Termination	Other	Other
	Costs	Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,119)	(194)	—	(1,313)
Adjustment to liability	(576)	(49)	—	(625)
Accretion	288	—	—	288

Balance, June 30, 2004	$12,810	$74	$—	$12,884

      The Company’s estimates of the excess facilities charge may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the Company’s success in negotiating with its lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charge was allocated to North America.

7.	Convertible Debt and Line of Credit

      Convertible debt is comprised of the following amounts (in thousands):

	June 30,	December 31,
	2004	2003

5.25% Convertible Subordinated Notes due 2006
Face Value (including accumulated fair value adjustment of $(5,921) and $2,397 at June 30, 2004 and December 31, 2003, respectively)	$339,079	$347,397

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

      The Notes mature on August 15, 2006, unless earlier redeemed by the Company at its option or converted at the holder’s option. At the option of the holder, the Notes may be converted into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes may also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related indenture). At any time between August 20, 2004 and August 14, 2005, the Company may redeem all or a

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the Notes for cash at a repurchase price of 101.3125% of the principal amount. After August 14, 2005, the repurchase price is 100.0% of the principal amount. The Company has announced that it intends to redeem the Notes for approximately $350 million in cash on their first call date of August 20, 2004, and accordingly, they have been classified as current liabilities in the accompanying condensed consolidated balance sheet at June 30, 2004 (See Note 14).

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

      In February 2003, outstanding Debentures, with an aggregate face amount at maturity of $358.5 million, became redeemable for cash at the option of the holders thereof, at which time the Company repurchased Debentures which had an aggregate face amount at maturity of $358.0 million for a net price of $177.1 million. In June 2003, the Company redeemed the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million. The Company recognized a loss of $2.7 million on the redemption of Debentures during 2003. The loss was calculated as the difference between the accreted value of the debt, net of unamortized issuance costs and the cost of redemption.

Line of Credit

      In April 2004, the Company renewed and expanded its $16.5 million credit facility with a bank. The credit facility was increased $2.0 million and is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including, but not limited to, interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company and bank at the time of each specific transaction. The credit facility is intended to be used for short term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding at June 30, 2004.

8.	Interest Rate Swap Transaction

      In July 2002, the Company entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”), to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Notes due 2006 (See Note 7).

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

      The Transactions will terminate on August 15, 2006 (“Termination Date”), subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the closing price of the Company’s common stock equals or exceeds $22.59 per share. Depending on the timing of the early termination event, the Banks would be obligated to pay the Company an amount equal to the repurchase premium called for under the terms of the Notes. We have announced our intention to call the Notes on

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 20, 2004 (See Note 14), however, the Company plans to leave the swap intact after the Notes are called. The swap will become a speculative investment and be marked to market each period with gains and losses being reported in the statement of income.

      The Transactions qualified and were designated as a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative is recognized at fair value on the balance sheet with an offsetting entry to the income statement. In addition, changes in fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the income statement. The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest and other expense. The net unrealized gain recorded for the three months ended June 30, 2004 and 2003 was approximately $0.8 million and $1.0 million, respectively and for the six months ended June 30, 2004 and 2003 was approximately $3.0 million and $2.1 million, respectively. The estimated fair value of the Transactions was $4.1 million and $16.1 million at June 30, 2004 and 2003, respectively.

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

      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Numerator — Basic
Income before cumulative effect of change in accounting principle	$10,200	$2,491	$68,170	$3,823
Cumulative effect of change in accounting principle, net of tax	—	—	—	11,142

Net income	$10,200	$2,491	$68,170	$14,965

Numerator — Diluted
Income before cumulative effect of change in accounting principle	$10,200	$2,491	$68,170	$3,823
Cumulative effect of change in accounting principle, net of tax	—	—	—	11,142
Interest on convertible debentures(1)	—	—	6,015	—

Net income	$10,200	$2,491	$74,185	$14,965

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Denominator — Basic
Basic weighted average common shares outstanding	160,313	160,341	161,800	159,954

Denominator — Diluted
Basic weighted average common shares outstanding	160,313	160,341	161,800	159,954
Effect of dilutive securities:
Convertible debentures(1)	—	—	19,092	—
Common stock options and shares subject to repurchase(2)	3,612	4,110	3,789	4,933
Warrants	—	157	24	166

Diluted weighted average shares	163,925	164,608	184,705	165,053

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.06	$0.02	$0.42	$0.02
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.07

Net income per share — Basic	$0.06	$0.02	$0.42	$0.09

Diluted net income per share:
Income before cumulative effect of change in accounting principle change	$0.06	$0.02	$0.40	$0.02
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.07

Net income per share — Diluted	$0.06	$0.02	$0.40	$0.09

(1)	For the three months ended June 30, 2004 and the three and six months ended June 30, 2003, convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 19.1 million.

(2)	For the three and six months ended June 30, 2004, 7.8 million and 7.7 million options, respectively, and for the three and six months ended June 30, 2003, 17.7 million and 16.1 million options, respectively, to purchase common stock, were excluded from the calculation since the effect was anti-dilutive.

10.	Business Segment Information

      The Company has concluded that it has one business and operates in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium sized business and consumer users. Management measures profitability based on the Company’s five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific (excluding Japan) and Latin America. The regions are evidence of the operating structure of the Company’s internal organization.

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

      Following is the summary of the Company’s net revenue from external customers and income before provision for income taxes and cumulative effect of change in accounting principle by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net revenue by region:
North America	$143,737	$139,098	$277,858	$274,773
EMEA (Europe, Middle East and Africa)	56,556	57,779	113,404	119,858
Japan	12,065	8,600	25,882	19,275
Asia-Pacific (excluding Japan)	9,044	7,384	16,534	14,044
Latin America	4,276	4,164	11,078	8,389

Net revenue	$225,678	$217,025	$444,756	$436,339

Income before provision for income taxes and cumulative effect of change in accounting principle:
North America	$25,575	$2,557	$93,831	$(8,488)
EMEA	(18,606)	(4,540)	(14,800)	684
Japan	(1,777)	(1,833)	(4,039)	(221)
Asia-Pacific (excluding Japan)	9,990	6,905	18,542	13,611
Latin America	(1,213)	(186)	(141)	(1,207)

Income before provision for income taxes and cumulative effect of change in accounting principle	$13,969	$2,903	$93,393	$4,379

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Software licenses	$41,172	$82,592	$98,212	$187,216
Maintenance	106,224	71,427	209,239	139,849
Hardware	23,656	18,467	48,885	35,947
Consulting	4,619	7,727	8,603	14,844
Training	2,090	2,357	3,972	4,426
Hosting arrangements	32,738	16,310	59,204	30,710
Retail and other	15,179	18,145	16,641	23,347

Total	$225,678	$217,025	$444,756	$436,339

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenue information on a product family basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

McAfee	$175,226	$146,675	$341,232	$296,731
Sniffer	38,438	49,590	80,691	98,498
Magic	—	16,110	2,850	31,394
IntruShield	10,184	910	16,793	910
McAfee Research	1,830	3,433	3,190	7,155
PGP	—	307	—	1,651

Total	$225,678	$217,025	$444,756	$436,339

11.	Litigation

General

      From time to time, the Company has been subject to litigation as part of the ordinary course of business including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. In such cases, the Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. In other instances, because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could have a material adverse effect on the business, results of operations, financial condition and cash flow.

      In addition, the Company is engaged in certain legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

      During the first and second quarters of 2004, the Company received net insurance reimbursements from its insurance carriers totaling approximately $25.0 million. The insurance reimbursements are a result of the settling of the class action securities litigation case against the Company in October 2003. In October 2003, the Company paid approximately $70.0 million to settle the litigation.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Matters

      On June 6, 2002, Paul Cozza filed a Complaint in the United States District Court, District of Massachusetts alleging breach of contract, fraud and bad faith arising out of a dispute concerning the licensing of certain technology used in the Company’s Virex 6.1 product. The Complaint seeks royalties on the Company’s sale of Virex 6.1 products from January 1, 2002 to the present. The Company filed papers in opposition to the Complaint and asserted various defenses. The Company is engaging in discovery efforts.

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

•	Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and the Company can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then the Company may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses. The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal. The Company has not paid any significant amounts under these agreements.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of the Company’s managed services, the Company has agreed that in the event the service provided to the customer by the vendor on behalf of the Company infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its vendor, against any loss, expense, or liability from any damages that may be awarded against its customer. No maximum liability is stipulated in these vendor agreements. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions or claims that are probable losses. The Company believes the estimated fair value of these indemnification clauses is minimal. The Company has not paid any significant amounts under these agreements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company has agreed to indemnify members of the board of directors, as well as officers of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are an agent of the Company, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. The Company maintains insurance coverage for directors and officers liability (“D&O insurance”). No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors and officers of the Company. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against its members of board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance. As a result of the insurance policy coverage, the Company believes the estimated exposure of these indemnification agreements is minimal.

•	Under the terms of the Company’s agreement to sell Sniffer in July 2004, the Company agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $200 million. To date, the Company has paid no amounts under the representations and warranties indemnification. The Company has not recorded any accruals related to these agreements.

•	Under the terms of the Company’s agreement to sell Magic in January 2004, the Company agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, the Company has paid no amounts under the representations and warranties indemnification. The Company has not recorded any accruals related to these agreements.

•	Under the terms of the Company’s agreements to sell the PGP and Gauntlet assets in 2001, the Company agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). The maximum potential loss related to the indemnification for breach of representations or warranties is $2.4 million. No maximum liability is stipulated in the agreement related to any undiscovered liabilities. To date, the Company has paid $0.4 million under the representations and warranties indemnification. The Company has not recorded any accruals related to these agreements.

      If the Company believes a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

13.	Restatement

      During analysis of the Company’s international subsidiaries’ 2003 deferred revenue balances, the Company detected that its accounting system was recognizing deferred revenue using fluctuating foreign currency exchange rates. However, the subsidiaries’ deferred revenue should be recognized using the exchange

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate applied when the deferred revenue was initially recorded. As a result, the Company made the following adjustments to previously reported 2003 amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Product revenue	$119,205	$119,204	$245,596	$246,510
Services and support revenue	99,081	97,821	191,131	189,829

Net revenue	$218,286	$217,025	$436,727	$436,339

Income from operations	$2,270	$1,913	$3,002	$3,555

Provision for income taxes	$445	$412	$566	$556

Net income	$3,719	$2,491	$15,343	$14,965

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.02	$0.02	$0.02	$0.02
Cumulative effect of change in accounting principle net of taxes	—	—	0.07	0.07

Earnings per share — Basic	$0.02	$0.02	$0.09	$0.09

Diluted income per share:
Income before cumulative effect of change in accounting principle	$0.02	$0.02	$0.02	$0.02
Cumulative effect of change in accounting principle net of taxes	—	—	0.07	0.07

Earnings per share — Diluted	$0.02	$0.02	$0.09	$0.09

14.	Subsequent Events

      On July 16, 2004, the Company completed its previously announced sale of its Sniffer product line to a partnership of two investment firms. The total consideration received by the Company was approximately $217 million in cash. The Company has preliminarily calculated the gain on the sale of Sniffer to be approximately $201 million before income taxes. The following is a preliminary listing of assets and liabilities that were sold or assumed through the transaction as of June 30, 2004 (in thousands):

Assets:
Prepaid expenses	$2,391
Inventory	7,866
Equipment, net	4,214
Goodwill	50,876

Total assets	$65,347

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities
Accounts payable	$327
Accrued liabilities	3,741
Deferred revenue	45,643

Total liabilities	$49,711

      In conjunction with the sale of the Sniffer product line, the Company has entered into a transaction services agreement with the buyer, Network General Corporation. Under the agreement, the Company will provide certain transitional services for Network General Corporation for a period up to nine months. The Company will be reimbursed for its costs plus a profit margin.

      On July 27, 2004, the Company called for redemption on August 20, 2004, all of its outstanding 5.25% Convertible Subordinated Notes due 2006. Subject to conversion prior to the redemption date, holders of the $345,000,000 aggregate principal amount of notes will have their notes redeemed at a redemption price of $1,013.7083 per $1,000 principal amount of notes, consisting of $1,013.125 principal amount plus accrued and unpaid interest of approximately $0.5833.

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

      This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or our affiliates include the marks: “McAfee,” and “Network Associates.”

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

      As described in Note 13 to these condensed consolidated financial statements and in Item 8 of our 2003 Annual Report on Form 10-K, we restated certain quarterly financial information for the quarters ended March 31, June 30 and September 30, 2003. We did not amend our previously filed Form 10-Qs for those quarters in 2003. The discussion below gives effect to these restatements.

Overview and Executive Summary

      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium sized business and consumer users. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific (excluding Japan) and Latin America. See note 10 to our condensed consolidated financial statements for a description of revenues and operating income by geographic region.

      We derive our revenue and generate cash from customers from primarily two sources (i) product revenue, which includes software license, hardware and royalty revenue, and (ii) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue. For the three and six months ended June 30, 2004, our net revenue was $225.7 million and $444.8 million, respectively, and our net income was $10.2 million and $68.2 million, respectively. For the three and six months ended June 30, 2003, our net revenue was $217.0 million and $436.3 million, respectively, and our net income was $2.5 million and $15.0 million, respectively. Net income for the six months ended June 30, 2004 was favorably impacted by a $46.5 million gain from the sale of our Magic product line in January 2004 and insurance reimbursements of approximately $25.0 million ($19.1 million received in first quarter of 2004 and $5.9 million received in the second quarter of 2004) relating to our previously settled class action lawsuit. Net income for the first six months of 2003 was favorably impacted by a cumulative effect of a change in accounting principle of $11.1 million related to our accounting for sales commissions. Our net revenue is impacted by corporate, government and consumer spending levels. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Sales by geography. We operate our business in five geographic regions: North America (U.S. and Canada); Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific (excluding Japan) and Latin America. During the three and six months ended June 30, 2004, 36% and 38% of our net revenue, respectively, was generated outside of North America, with North America and EMEA collectively accounting for approximately 89% of our total net revenue in the three months ended June 30, 2004 and 88% in the six months ended June 30, 2004. During the three and six months ended June 30, 2003, 36% and 37% of our net revenue, respectively, was generated outside of North America, with North America and EMEA collectively accounting for approximately 91% and 90% of our total net revenue in the three months and six months ended June 30, 2003, respectively. During all of fiscal 2003 and the first quarter of 2004, sales in EMEA were favorably impacted by the strengthening of the Euro and the British Pound.

•	Sales by product and customer category:

•	McAfee. Our McAfee products include enterprise, small and medium sized businesses and consumer products, with enterprise including our Entercept host-based intrusion protection products which were acquired in connection with the Entercept acquisition in April 2003. While sales to small and medium sized businesses (“SMB”) have been down, sales to enterprises have recently begun to show improvement, and we have experienced significant growth in the consumer market. Weakness in SMB sales reflects changes made to our SMB sales organization in Europe during the quarter. Our consumer market is comprised of our McAfee consumer on-line subscription service and retail boxed product sales. In the quarter ended June 30, 2004, we added 822,100 net new subscribers. Revenue from our consumer security market increased 47% from $47.0 million during the first quarter of 2004 to $68.9 million during the second quarter of 2004. Our consumer security revenue was $40.0 million during the second quarter of 2003. At June 30, 2004, we had a total subscriber base of approximately 5.4 million customers and our average subscriptions per subscriber was 1.4. Drivers of this subscriber growth include (i) numerous virus outbreaks during the second half of 2003 and in early 2004, including variations of Sasser, MyDoom, Bagle and NetSky, and (ii) continued strategic relationships with channel partners, such as AOL, Dell and MSN.

•	IntruShield. Our IntruShield network protection products, acquired by us in the second quarter of 2003, are sold primarily to enterprises and small and medium sized businesses. During the three and six months ended June 30, 2004, we recorded $10.2 million and $16.8 million, respectively, of sales of IntruShield products. During the six months ended June 30, 2003, we recorded sales of IntruShield products of $0.9 million.

•	Sniffer Technologies. The sale of our Sniffer product line to Network General was announced in April 2004 and completed on July 16, 2004. In addition to retaining the pre-closing Sniffer accounts receivable, at closing we received approximately $217 million in cash. Sniffer revenues decreased 23% from $49.6 million in the second quarter of 2003 to $38.4 million in the second quarter of 2004, in significant part due to the announcement of the pending sale. We have agreed to provide certain post-closing transitional services to Network General for up to nine months. We will be reimbursed for our cost plus a profit margin and will present these reimbursements as a reduction of operating expenses on a separate line in our statement of operations. In the near term, the loss of future Sniffer revenues may increase our operating expenses as a percentage of net revenue as we will not be able to reduce expenses as quickly as revenue will be reduced since Sniffer has been sold.

•	Magic. We sold the assets of our Magic Solutions service desk product line to BMC Software, Inc. The sale closed on January 30, 2004 and we received cash proceeds of approximately $47.6 million, net of direct expenses. During the three months ended June 30, 2003, net revenue from the sale of Magic Solutions products totaled approximately $16.1 million. During the six months ended June 30, 2004 and 2003, net revenue from the sale of Magic Solutions products totaled approximately $2.9 million and $31.4 million, respectively.

See note 10 to our condensed consolidated financial statements for a description of revenues on a product and service basis and a product group basis.

•	Deferred revenue balances. Our deferred revenue balance at June 30, 2004 and December 31, 2003 was $536.6 million, including $45.6 million of Sniffer deferred revenue, and $459.6 million, excluding approximately $22.0 million which relates to our Magic product line at December 31, 2003 classified as liabilities related to assets held for sale, respectively. We believe that the deferred revenue balance improves predictability of future revenues. In the middle of 2003, we introduced our perpetual plus licensing program in EMEA and completed the planned implementation of perpetual plus worldwide with its introduction in North America in the first quarter of 2004. Under the perpetual plus licensing program more revenue is allocated to service and support, therefore increasing the deferred revenue balance. Primarily, as a result of the perpetual plus licensing program, the balance of deferred revenue has increased 50% from $356.9 million at June 30, 2003 to $536.6 million at June 30, 2004.

•	Bookings. Bookings represent contractual and other arrangements entered into in a particular period for which revenue may be recognized by us in the current or future periods. Although deferred revenue is a better predictor of future revenues, we believe bookings are also an indicator of future revenues. There is no certainty that bookings will result in future revenues because, among other things, customers may modify or cancel these orders or we may be unable to fulfill our obligations under the arrangements. For the three months ended June 30, 2004, bookings totaled $307.4 million, which increased 19% from $259.4 million for the first quarter of 2004. Excluding Sniffer bookings, for the three months ended June 30, 2004, bookings totaled $265.9 million.

•	Cash, cash equivalents and investment balances. Cash, cash equivalents and investment balances at June 30, 2004 and December 31, 2003 totaled $869.2 million and $766.3 million, respectively. During the six month ended June 30, 2004, we generated $193.5 million of cash from operations; used $55.7 million of cash in investing activities; and used $108.3 million of cash from financing activities. Our cash, cash equivalents and investment balances increased due to payments from our customers from sales recorded in the fourth quarter, which is historically our highest quarter of sales. We also received approximately $47.6 million of cash, net of direct expenses, related to our sale of Magic and approximately $25.0 million from reimbursements from our insurance carriers related to the class action lawsuit that was settled in October 2003. These increases in cash and investments were offset by our purchase of approximately 8.7 million shares of our common stock during the second quarter of 2004 for approximately $145.3 million. Offsetting these balances and the $217 million in cash received in July 2004 from the closing of the Sniffer sale is our planned use of approximately $350 million to redeem in full our outstanding convertible subordinated notes on August 20, 2004. The notes are convertible prior to redemption into approximately 19 million shares of our common stock at an effective conversion price of approximately $18.31 per share.

•	Cost reduction and profitability plan. We are engaged in an ongoing cost reduction and profitability plan. The plan, announced in April 2004, is designed to significantly enhance our operating margins by mid-2005. Some of these measures, including programs designed to improve our sales process efficiencies or to rationalize the facilities and infrastructure required to deliver product and customer support, will require initial investments with the related benefits expected in later periods.

•	In the remainder of 2004, our management remains focused, on among other things, (i) continuing to build on the current momentum in the consumer market and to grow faster than the competition in the consumer space; (ii) increasing revenue from the small to medium sized business customers by improving our channel distribution relationships; (iii) implementing cost controls and business streamlining measures required to improve operating margins; and (iv) continuing to grow our intrusion prevention business.

      Our McAfee Protection-in-Depth Strategy is designed to provide a complete set of system and network protection solutions differentiated by intrusion prevention technology that can detect and block known and unknown attacks. To more effectively market our products in our various geographic sales regions, as more fully described below, we have combined complementary products into separate product groups as follows:

•	McAfee System Protection Solutions, which delivers anti-virus and security products and services designed to protect systems such as desktops and servers and

•	McAfee Network Protection Solutions, which offers products designed to maximize the security of networks including network intrusion prevention with McAfee IntruShield and InfiniStream Security Forensics, and had included Sniffer Technologies network analysis and availability technologies before its sale in July 2004.

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

McAfee Network Protection Solutions

      McAfee Network Protection Solutions helps enterprises, small businesses, government agencies, educational organizations and service providers maximize the availability, performance and security of their network infrastructure. The McAfee Network Protection Solutions portfolio features a range of products including InfiniStream Security Forensics for security forensics and McAfee IntruShield for network intrusion detection and prevention. Customers for these products include enterprises, government agencies and educational organizations, as well as service providers. We sold our Sniffer product line in July 2004. Previously, this Sniffer product line included products that capture data, monitor network traffic and collect and report on key network statistics.

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

      The PrimeSupport program provides our customers on-line and telephone-based technical support in an effort to ensure that our products are installed and working properly. To meet customers’ varying needs, PrimeSupport offers a choice of the on-line ServicePortal or the telephone-based Connect, Priority and Enterprise. All PrimeSupport programs include software updates and upgrades. PrimeSupport also provides a range of hardware support services to meet the needs of our security appliance products. PrimeSupport is available to all customers worldwide from various regional support centers.

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

Strategic Alliances

      From time to time, we enter into strategic alliances with third parties to serve as a catalyst for our future growth. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. For example, we have an alliance with America Online under which, among other things, we offer our on-line PC anti-virus services to AOL members as a co-branded premium service and provide our host-based email scanning services and personal firewall services as a value-added service. We also have alliances with, among others, Cox Communications, Checkpoint, Dell, Wannado, Microsoft, MSN, NEC, NTT DoCoMo, Phoenix Technologies, Telecom Italia and Telefonica.

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

On-Line Subscription Services and Managed Applications

      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our McAfee.com web site where consumers download our anti-virus application using their Internet browser which allows the application to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software patches and upgrades. Our McAfee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Internet Privacy Service, as well as combinations of these services through suites. At June 30, 2004, we had 5.4 million McAfee consumer on-line subscribers.

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

Results of Operations

Three and Six Months Ended June 30, 2004 and 2003

Net Revenue

      The following table sets forth for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

					Percentage of Net Revenue

	Net Revenue
					Three
					Months		Six Months
	Three Months Ended		Six Months Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Product	$80,007	$119,204	$163,738	$246,510	35%	55%	37%	56%
Services and support	145,671	97,821	281,018	189,829	65	45	63	44

Net revenue	$225,678	$217,025	$444,756	$436,339	100%	100%	100%	100%

      Net revenue increased 4% or $8.7 million for the three months ended June 30, 2004 from the three months ended June 30, 2003. The increase reflects (i) a $26.7 million increase in our McAfee business and $9.3 million increase in IntruShield product sales following our May 2003 IntruVert acquisition, offset by (ii) a $16.1 million decrease related to the January 2004 sale of Magic, (iii) a Sniffer revenue decline of $11.2 million, and (iv) the introduction of our perpetual plus licensing arrangements. Net revenue increased 2%, or $8.4 million, for the six months ended June 30, 2004 from the six months ended June 30, 2003. The increase reflects (i) a $38.8 million increase in our McAfee business and $15.9 million increase in IntruShield product sales following our May 2003 IntruVert acquisition, offset by (ii) a $28.5 million decrease related to the January 2004 sale of Magic, (iii) a Sniffer revenue decline of $17.8 million, and (iv) the introduction of our perpetual plus licensing arrangements. In 2003, many of our customers and potential customers had: (i) delayed initiating the purchase process; (ii) increased the evaluation time to complete a purchase or postponed, sometimes indefinitely, full IT deployments; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software/services purchases to those believed by them to be necessary to satisfy an immediate need.

      In the first quarter of 2004, we expanded our perpetual “plus” licensing arrangements to North America and have completed the planned worldwide introduction of this model. Under these arrangements, we provide a perpetual license coupled with additional support, with a higher percentage of the contract value allocated to support revenues. As a result of these arrangements, there has been (i) an increase in services and support revenue relative to product revenue, due to higher renewal rates for support bundled in these arrangements and (ii) an increase of revenue being deferred to future periods as support revenues are deferred and recognized over the life of the arrangement. The perpetual plus licensing model is designed to make our products more competitive in the channel and increase channel volumes, while having the added effect of improving the visibility and predictability of our business through increased deferred revenue balances. As a result of the perpetual plus licensing program, the balance of deferred revenue has increased 50% from $356.9 million at June 30, 2003 to $536.6 million, which includes $45.6 million of deferred revenue related to Sniffer at June 30, 2004.

      The sale of our Sniffer product line was completed in July 2004. Net revenue from our Sniffer product line for the three months ended June 30, 2004 and 2003 was $38.4 million and $49.6 million, respectively. Net revenue from our Sniffer product line for the six months ended June 30, 2004 and 2003 was $80.7 million and $98.5 million, respectively. Net revenue from Sniffer for the year 2003 was $210.2 million. Our deferred revenue balance at June 30, 2004 includes $45.6 million of Sniffer related deferred revenue that was transferred as part of the sale in July 2004.

Net Revenue by Geography

      The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

					Percentage of Net Revenue

	Net Revenue
					Three
					Months		Six Months
	Three Months Ended		Six Months Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Net Revenue:
North America	$143,737	$139,098	$277,858	$274,773	64%	64%	62%	63%
EMEA	56,556	57,779	113,404	119,858	25	27	25	28
Japan	12,065	8,600	25,882	19,275	5	4	6	4
Asia-Pacific (excluding Japan)	9,044	7,384	16,534	14,044	4	3	4	3
Latin America	4,276	4,164	11,078	8,389	2	2	3	2

Total net revenue	$225,678	$217,025	$444,756	$436,339	100%	100%	100%	100%

      Net revenue outside of North America (United States and Canada) accounted for approximately 36% of net revenue for the three months ended June 30, 2004 and 2003. Net revenue outside of North America (United States and Canada) accounted for approximately 38% and 37% of net revenue for the six months ended June 30, 2004 and 2003, respectively. Historically and continuing during the first and second quarters of 2004 and 2003, net revenue from North America and EMEA has comprised 88% to 91% of our business. In comparing the second quarter of 2003 and 2004, we saw a weakening of the U.S. dollar against many currencies, but most dramatically against the Euro and Great Britain Pound. As a result, we have experienced positive impacts on our net revenue in EMEA region.

      For the three months ended June 30, 2004, total net revenue in North America increased 3% or $4.6 million to $143.7 million as compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, total net revenue in North America increased 1%, or $3.1 million, as compared to the six months ended June 30, 2003. The increase in revenue for both periods is due increased sales of our IntruShield product and on-line subscription revenues, offset by the introduction of our perpetual plus licensing model in North America in the first quarter of 2004.

      In EMEA, total net revenue decreased 2% or $1.2 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. In EMEA, total net revenue decreased 5% or $6.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in EMEA net revenues in both periods is primarily the result of the perpetual plus licensing model. The perpetual plus licensing model allocates more value to services and support revenue, which is deferred and recognized over the service period, and not recorded into revenue immediately.

      Our Japan, Latin America and Asia-Pacific operations combined have historically been less than fifteen percent of our total business, and we expect this trend to continue.

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

					Percentage of Product Revenue

	Product Revenue
					Three
					Months		Six Months
	Three Months Ended		Six Months Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Term subscription licenses	$10,331	$28,042	$27,861	$70,202	13%	24%	17%	28%
Perpetual licenses	30,841	54,550	70,351	117,014	38	46	43	47
Hardware	23,656	18,467	48,885	35,947	30	15	30	15
Retail and other	15,179	18,145	16,641	23,347	19	15	10	10

Total product revenue	$80,007	$119,204	$163,738	$246,510	100%	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail product and royalties. Each of the $39.2 million, or 33%, decrease in product revenue for the three months ended June 30, 2003 to the three months ended June 30, 2004 and the $82.8 million, or 34%, decrease in product revenue for the six months ended June 30, 2003 to the six months ended June 30, 2004 is due to (i) the introduction of our perpetual plus licensing arrangements in North America, which has now been implemented worldwide, resulting in reduced product revenues and increased services and support revenue and (ii) our continued shift in focus from retail boxed products to our on-line subscription model for consumers and small and medium sized businesses. Our hardware revenue increased $5.2 million from the three months ended June 30, 2003 to the three months ended June 30, 2004 and $12.9 million from the six months ended June 30, 2003 to the six months ended June 30, 2004, primarily as the result of sales of our IntruShield product. We purchased IntruVert in the second quarter of 2003. We expect that in the near-term hardware sales will decrease given the Sniffer sale. Retail and other revenue decreased due to an increase in retailers in the United States converting to the consignment model as well as additional return reserves recorded for the retail channel.

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

					Percentage of Service and
					Support Revenue

	Service and Support Revenue
					Three
					Months		Six Months
	Three Months Ended		Six Months Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Support and maintenance	$106,224	$71,427	$209,239	$139,849	73%	73%	74%	74%
Consulting	4,619	7,727	8,603	14,844	3	8	3	8
Training	2,090	2,357	3,972	4,426	1	2	2	2
On-line subscriptions	32,738	16,310	59,204	30,710	23	17	21	16

Total service and support revenue	$145,671	$97,821	$281,018	$189,829	100%	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. From the three months ended June 30, 2003 to the three months ended June 30, 2004 service and support revenue increased $47.8 million, or 49%, due to (i) a $34.8 million increase in support and maintenance due to our perpetual plus licensing model and (ii) a $16.4 million increase in our on-line subscription (McAfee consumer on-line and McAfee ASaP) arrange-

ments offset by a $3.4 million combined decrease in consulting and training revenues. From the six months ended June 30, 2003 to the six months ended June 30, 2004 service and support revenue increased $91.2 million, or 48%, due to (i) a $69.4 million increase in support and maintenance due to our perpetual plus licensing model and (ii) a $28.5 million increase in our on-line subscription arrangements offset by a $6.7 million combined decrease in consulting and training revenues. The increase in our on-line subscription arrangements is due to an increase in our customer base to approximately 5.4 million subscribers at June 30, 2004, from 3.7 million subscribers at December 31, 2003 and from 2.4 million subscribers at June 30, 2003. The increase in customers was due to our continued OEM relationships with Dell, AOL and others, as well as an outbreak of computer viruses in the second half of 2003 through the first half of 2004. We believe that the decrease in our consulting and training revenues of $3.4 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 and $6.7 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, was due to our customers reducing consulting and training budgets when reducing overall IT costs and projects.

      Our future profitability and rate of growth, if any, will be directly affected by increased price competition and the size of our revenue base. Our growth rate and net revenue depend significantly on renewals of existing licenses as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenues and operating results would be adversely affected.

Cost of Net Revenue; Gross Margin

					Percentage of Cost of
					Net Revenue

	Cost of Net Revenue
					Three
					Months		Six Months
	Three Months Ended		Six Months Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Cost of net revenue:
Product	$24,496	$20,365	$47,448	$39,055	65%	56%	63%	56%
Services and support	9,792	13,002	20,639	26,232	26	36	28	38
Amortization of purchased technology	3,276	2,776	6,669	4,517	9	8	9	6

Total cost of net revenue	$37,564	$36,143	$74,756	$69,804	100%	100%	100%	100%

Gross margin	$188,114	$180,882	$370,000	$366,535

Gross margin percentage	83%	83%	83%	84%

      Our total cost of net revenue increased for the three and six months ended June 30, 2004, as compared to the three and six months ended June 30, 2003, by $1.4 million, or 4%, and by $5.0 million, or 7%, respectively. These increases are primarily due to increased hardware sales of IntruShield during the six months ended June 30, 2004 as IntruVert was not acquired until May 2003, and an increase in revenue-sharing costs related to our McAfee consumer on-line subscription model due to higher subscriptions originated through strategic partners, offset by the sale of Magic in January 2004.

      Cost of Product Revenue. Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network fault and performance products, computer platforms and other hardware components. Our cost of product revenue increased $4.1 million, or 20% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase is due to the sales of IntruShield hardware (IntruVert was acquired in May 2003), and an increase in costs related to revenue-sharing arrangements with our McAfee consumer on-line strategic partners. As a percentage of total cost of net revenue, these costs increased from 56% to 65% from the three months ended June 30, 2003 to the three months ended June 30, 2004.

      Our cost of product revenue increased $8.4 million, or 21% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase is due to the sales of IntruShield hardware (IntruVert was acquired in May 2003), and an increase in costs related to revenue-sharing arrangements with our McAfee consumer on-line strategic partners. As a percentage of total cost of net revenue, these costs increased from 56% to 63% from the six months ended June 30, 2003 to the six months ended June 30, 2004. We anticipate that cost of product revenue will continue to fluctuate as a percent of cost of net revenue, but decrease in the near term due to the sale of our Sniffer product line.

      Cost of Services and Support. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. Our cost of services and support revenue decreased $3.2 million, or 25% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This decrease is primarily due to our sale of Magic in January 2004. As a percentage of total cost of net revenue, these costs decreased from 36% to 26% from the three months ended June 30, 2003 to the three months ended June 30, 2004.

      Our cost of services and support revenue decreased $5.6 million, or 21% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This decrease is primarily due to our sale of Magic in January 2004. As a percentage of total cost of net revenue, these costs decreased from 38% to 28% from the six months ended June 30, 2003 to the six months ended June 30, 2004. We anticipate that cost of service revenue will continue to fluctuate as a percent of cost of net revenue.

      Amortization of Purchased Technology. Amortization of purchased technology increased $0.5 million or 18%, from the three months ended June 30, 2003 to the three months ended June 30, 2004. Amortization of purchased technology increased $2.2 million or 48%, from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increase in both periods is due to our acquisitions of Entercept and IntruVert in the three months ended June 30, 2003, in which we recorded purchased technology of $21.7 million and $18.2 million, respectively. The purchased technology is being amortized over its estimated useful life of seven years. Amortization of purchased technology is expected to be $12.2 million in 2004.

      Gross Margins. Our gross margins remained consistent at 83% from the three months ended June 30, 2003 to the three months ended June 30, 2004. Our gross margins were 83% during the six months ended June 30, 2004 and 84% during the six months ended June 30, 2003.

Operating Costs — Three and Six Months Ended June 30, 2004 and 2003

      Set forth below for the indicated periods are our operating costs, including and excluding stock-based compensation. Our management believes that a presentation of operating costs excluding stock-based compensation provides investors a meaningful basis of evaluating our underlying cost and expense levels. The size and amount of our stock based compensation charges has varied, and, in the future, will vary from period to period based on movements in our stock price, making period to period comparisons difficult and, in some cases, not meaningful. See “Stock-Based Compensation” below.

      The following sets forth for the periods indicated, our operating expenses, including the effects of stock-based compensation:

					Percentage of Net Revenue

	Operating Expenses
					Three
					Months		Six Months
	Three Months Ended		Six Months Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Research and development	$44,346	$45,965	$89,725	$92,395	20%	21%	20%	21%
Marketing and sales	96,114	87,045	189,072	175,986	43	40	43	40
General and administrative	35,722	29,780	62,436	57,988	16	14	14	13
Gain (loss) on sale of assets and technology	274	(904)	(45,404)	(941)	—	—	(10)	—
Provision for (recovery from) doubtful accounts, net	149	(64)	674	(387)	—	—	—	—
Reimbursement related to litigation settlement	(5,890)	—	(24,991)	—	(3)	—	(6)	—
Amortization of intangibles	3,516	3,721	7,089	8,732	2	1	1	2
Restructuring charge	682	6,826	2,872	22,607	—	3	1	5
In-process research and development	—	6,600	—	6,600	—	3	—	2

Total operating costs, including the effects of stock-based compensation	$174,913	$178,969	$281,473	$362,980	78%	82%	63%	83%

      The following sets forth for the periods indicated, our operating expenses, excluding the effects of stock-based compensation:

					Percentage of Net Revenue

	Operating Expenses
					Three
					Months		Six Months
	Three Months Ended		Six Months Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Research and development(1)	$44,088	$45,389	$88,153	$91,077	19%	21%	20%	21%
Marketing and sales(2)	96,063	86,887	188,385	175,572	43	40	43	40
General and administrative(3)	35,591	29,555	62,029	56,794	17	14	14	13
Gain on sale of assets and technology	274	(904)	(45,404)	(941)	—	—	(10)	—
Provision for (recovery from) doubtful accounts, net	149	(64)	674	(387)	—	—	—	—
Reimbursement related to litigation settlement	(5,890)	—	(24,991)	—	(3)	—	(6)	—
Amortization of intangibles	3,516	3,721	7,089	8,732	2	1	1	2
Restructuring charge	682	6,826	2,872	22,607	—	3	1	5
In-process research and development	—	6,600	—	6,600	—	3	—	2

Total operating costs, excluding the effects of stock-based compensation	174,473	178,010	278,807	360,054	78%	82%	63%	83%
Stock-based compensation	440	959	2,666	2,926	—	—	—	—

Total operating costs, including the effects of stock-based compensation	$174,913	$178,969	$281,473	$362,980	78%	82%	63%	83%

(1)	Excludes stock-based compensation charges of $258 and $576 for the three months ended June 30, 2004 and 2003, respectively, and $1,572 and $1,318 for the six months ended June 30, 2004 and 2003, respectively.

(2)	Excludes stock-based compensation charges of $51 and $158 for the three months ended June 30, 2004 and 2003, respectively, and $687 and $414 for the six months ended June 30, 2004 and 2003, respectively.

(3)	Excludes stock-based compensation charges of $131 and $225 for the three months ended June 30, 2004 and 2003, respectively, and $407 and $1,194 for the six months ended June 30, 2004 and 2003, respectively.

      We are currently engaged in a comprehensive cost reduction and productivity plan to significantly enhance our operating margins by mid-2005, which we expect will cause operating margins to fluctuate. In addition, our ability to improve operating margins in the near-term may be impacted by our obligations to provide post-closing services to Network General.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation of $0.3 million and $0.6 million in the three months ended June 30, 2004 and 2003, respectively, research and development expenses decreased 3% or $1.3 million to $44.1 million. Excluding the effects of stock-based compensation of $1.6 million and $1.3 million in the six months ended June 30, 2004 and 2003, respectively, research and development expenses decreased 3% or $2.9 million to $88.2 million. The decrease in research and development can be attributed to (i) additional headcount being added to our Bangalore research facility whose employees have significantly lower salaries; (ii) a decrease in research and development due to our divestiture of Magic in January 2004; (iii) decreased spending in research and development related to Sniffer as we prepared for its sale in July 2004; offset slightly by increased IntruVert related research and development expenditures following its acquisition in the second quarter of 2003.

      We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to remain relatively flat in future periods and continue to fluctuate as a percent of net revenue.

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $0.1 million and $0.2 million in the three months ended June 30, 2004 and 2003, respectively, marketing and sales expenses increased 11% or $9.2 million to $96.1 million in 2004. Excluding the effects of stock-based compensation of $0.7 million and $0.4 million in the six months ended June 30, 2004 and 2003, respectively, marketing and sales expenses increased 7% or $12.8 million to $188.4 million in 2004. The increase in both periods can be primarily attributed to higher sales commissions related to higher bookings in 2004 as compared to 2003 and increased spending in worldwide marketing expenditures.

      We anticipate that marketing and sales expenses will decrease in absolute dollars due to our sale of the Sniffer product line, and will continue to fluctuate as a percentage of net revenue.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation of $0.1 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, general and administrative expenses increased 20% or $6.0 million to $35.6 million in 2004. Excluding the effects of stock-based compensation of $0.4 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively, general and administrative expenses increased 9% or $5.2 million to $62.0 million in 2004. The increase in both periods can be attributable to costs related to the implementation of Sarbanes-Oxley, fees incurred in the divestiture of Sniffer, costs related to outside consultants assisting with our cost reduction strategy, and increased legal fees due to our SEC investigation.

      We expect our general and administrative expenses to decrease as we continue to implement cost control measures, but increase as a percentage of net revenue. For the quarter ended September 30, 2004, we expect approximately $10 million in pre-closing Sniffer related revenue. Consequently, we expect these expenses to increase as a percentage of net revenue as we will not be able to reduce operating expenses as quickly as revenue is reduced.

      Gain on Sale of Assets and Technology. In December 2003, we announced the sale of our Magic assets to BMC Software. We completed the transaction in January 2004, and as a result, recognized a gain of approximately $46.5 million. We received net cash proceeds of approximately $47.6 million related to the sale. The assets and liabilities of Magic were located primarily in our North American and EMEA reporting units. This gain was offset by a write off of equipment of approximately $1.1 million.

      Provision for (Recovery from) Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectibility of receivables, net of recoveries of amounts previously written off. The provision for doubtful accounts was a net charge of approximately $0.1 million for the three months ended June 30, 2004 from a net recovery of $0.1 million for the three months ended June 30, 2003. The provision for doubtful accounts was a net charge of approximately $0.7 million for the six months ended June 30, 2004 from a net recovery of $0.4 million for the six months ended June 30, 2003.

      Reimbursement Related to Litigation Settlement During the first quarter of 2004, we received insurance reimbursements of approximately $19.1 million from our insurance carriers. During the second quarter of 2004, we received a final payment of approximately $5.9 million from our insurance carriers. The reimbursements were a result of our insurance coverage related to the class action lawsuit we settled in October 2003 for $70.0 million. The $70.0 million was expensed in 2002.

      Amortization of Intangibles. We recorded $3.5 million and $3.7 million of amortization related to intangibles for the three months ending June 30, 2004 and 2003, respectively. We recorded $7.1 million and $8.7 million of amortization related to intangibles for the six months ending June 30, 2004 and 2003, respectively. The decrease in amortization of intangibles in both periods is as a result of several intangibles becoming fully amortized at the end of 2003.

Restructuring Charge

2004 Restructuring

      In the first quarter of 2004, we recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to our North American and EMEA operating segments, respectively. The workforce size was reduced primarily due to our sale of Magic.

      In the second quarter of 2004, we recorded a restructuring charge of approximately $1.6 million related to the severance of approximately 80 employees in the our sales, technical support and general and administrative functions. Approximately $0.6 million of the restructuring charge was related to our EMEA operating segment and the remaining $1.0 million was related to our North American operating segment. These reductions are part of the previously announced cost-savings measures being implemented by us. Approximately 60 employees remained employed at the end of June 30, 2004, but their employment will end within 60 days.

      The following table summarizes our restructuring accrual established through June 30, 2004 (in thousands):

Severance
and
Other
Benefits

Balance, January 1, 2004	$—
Restructuring accrual	3,838
Cash payments	(2,051)
Adjustment to liability	(340)

Balance, June 30, 2004	$1,447

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

      As part of the consolidation of activities into the Plano facility, we relocated employees from our Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, we recorded a restructuring charge of $15.8 million which consisted of a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements, furniture and equipment; non-cash write off of $1.9 million deferred rent liability; and a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities in Santa Clara, California. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. The total restructuring charge and related cash outlay are based on our management’s current estimates. As of June 30, 2004, $1.3 million of the accrued lease termination costs have been classified as current accrued liabilities, while the remaining balance of $11.5 million has been classified as other long term liabilities.

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

      During the second quarter of 2004, we adjusted the restructuring accrual related to lease termination costs. The adjustment decreased the liability by approximately $0.5 million, and was related to changes in estimates related to the sublease income to be received over the remaining lease term. We also recorded a $55,000 adjustment to severance and other benefits from our EMEA operating segment as the benefits were not utilized.

      The following table summarizes our restructuring accrual established in 2003 and activity through June 30, 2004 (in thousands):

		Severance
	Lease	and
	Termination	Other	Other
	Costs	Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,119)	(194)	—	(1,313)
Adjustment to liability	(576)	(49)	—	(625)
Accretion	288	—	—	288

Balance, June 30, 2004	$12,810	$74	$—	$12,884

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

      In-Process Research and Development. During the second quarter of 2003, we expensed $5.7 million of in process research and development related to IntruVert. The ongoing project at IntruVert at the time of the purchase included the development of the Infinity model of IntruShield sensor. Infinity is a lower end model of the IntruShield sensor product family that is targeted towards remote offices and branch offices of large enterprises as well as small/medium businesses. At the date we acquired IntruVert, we estimated that, on average, 86% of the development effort had been completed and that the remaining 14% of the development effort would take approximately 2 1/2 months to complete and would cost $0.3 million. The efforts required to complete the development of these projects principally relate to finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The product was completed in the third quarter of 2003 and is being shipped to customers. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 20% (which represents a premium of approximately 4% over our weighted average cost of capital) and excluding the value attributable to the use of the in-process technologies in future products.

      During the second quarter of 2003, we expensed $0.9 million of in process research and development related to Entercept. The ongoing projects at Entercept at the time of the purchase comprised a Linux version of their current product. At the date we acquired Entercept, we estimated that, on average, 31% of the development effort had been completed and that the remaining 69% of the development effort would take approximately eight months to complete and would cost $0.3 million. The efforts required to complete the development of these projects principally relate to additional design efforts, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The product is expected to release in the fourth quarter of 2004. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 35% (which represents a premium of approximately 19% over our weighted average cost of capital) and excluding the value attributable to the use of the in-process technologies in future products.

      Interest and Other Income. Interest and other income increased $1.5 million to $4.2 million from $2.7 million for the three months ended June 30, 2004 when compared to 2003. The increase is due to higher average cash and investment balances in the second quarter of 2004 as compared to the second quarter of 2003 due to the use of cash to purchase IntruVert and Entercept in the second quarter of 2003. Interest and other income increased $1.4 million to $8.6 million from $7.2 million for the six months ended June 30, 2004 and 2003, respectively. The increase is due to higher average cash and investment balances in the first six months of 2004 as compared to the first six months of 2003. In the first quarter of 2003, the payments we made to redeem zero coupon convertible debentures were made late in the quarter, therefore, increasing the average cash and investment balances over the entire quarter.

      Interest Expense. Interest expense increased $0.1 million to $2.1 million from $2.0 million for the three months ended June 30, 2004 and 2003, respectively. The increase in interest expense of approximately $0.1 million was primarily due to the decrease in capitalized interest related to construction in progress. Many of our information technology projects, including our customer relationship management system, have been placed in service, therefore reducing the amount of interest that can be capitalized. Interest expense decreased $2.3 million to $2.9 million from $5.2 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in interest expense for this period is due to (i) a decrease of approximately $1.0 million following the redemption of our zero coupon convertible debentures in the first and second quarters of 2003, (ii) an increase in the fair market value of our interest-rate swap of approximately $0.9 million which results in a decrease of related expenses and (iii) a decrease on interest related to the swap of $0.4 million.

      Loss on Redemption of Zero Coupon Convertible Debentures. In the three and six months ended June 30, 2003, we recognized a $0.1 million and $2.7 million loss respectively, on the redemption of substantially all of the remaining zero coupon convertible subordinated debentures. We redeemed debentures which had an aggregate face amount at maturity of $358.0 million for approximately $177.1 million. The aggregate accreted value of the debentures on the date of redemption was $174.5 million.

      Provision for Income Taxes. Our consolidated provision for income taxes for the three months ended June 30, 2004 and 2003 was $3.8 million and $0.4 million (including the tax effect on the cumulative effect of change in accounting principle), respectively, reflecting an effective tax rate of 27% and 14%, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2004 and 2003 was $25.2 million and $3.4 million (including the tax effect on the cumulative effect of change in accounting principle), respectively, reflecting an effective tax rate of 27% and 18%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits, utilization of foreign tax credits, and lower effective rates in some overseas jurisdictions. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

      Cumulative Effect of Change in Accounting Principle. In the six months ended June 30, 2003, we had a one-time credit of $11.1 million, net of income taxes, in connection with a change in the way we account for sales commission to sales personnel. Prior to January 1, 2003, we expensed sales commissions as incurred. Commission expense now directly related to sales transactions and is deferred and recognized ratably over the same period as the related revenue is recognized and recorded.

Stock-Based Compensation

      We recorded stock-based compensation charges of $0.4 million and $1.0 million in the three months ended June 30, 2004 and 2003, respectively. We recorded stock-based compensation charges of $2.7 million and $2.9 million in the six months ended June 30, 2004 and 2003, respectively. These charges are comprised of the following (in thousands):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2004	2003	2004	2003

Exchange of McAfee.com options	$334	$323	$2,166	$1,063
Existing executive	106	106	213	212
Former employees	—	5	146	1,126
Extended life of vested options held by terminated employees	—	525	141	525

Total stock-based compensation	$440	$959	$2,666	$2,926

      Exchange of McAfee.com options. For the three months ended June 30, 2004 and 2003, we recorded a charge of approximately $0.3 million and $0.3 million, respectively, related to exchanged options subject to variable accounting. For the six months ended June 30, 2004 and 2003, we recorded a charge of approximately $2.2 million and $1.1 million, respectively, related to exchanged options subject to variable accounting. Our stock-based compensation charge related to exchanged options subject to variable accounting was based on our closing share price of $18.13 and $12.68 on June 30, 2004 and 2003, respectively. As of June 30, 2004, we had outstanding exchanged options to acquire approximately 0.6 million shares subject to this variable accounting.

      Existing executive. On January 15, 2002, our board of directors approved a grant of 50,000 shares of restricted stock to Mr. Samenuk. The price of the underlying shares is $0.01 per share. During the three months ended June 30, 2004 and 2003, the Company recorded approximately $0.1 million in both periods, and for the six months ended June 30, 2004 and 2003, the Company recorded approximately $0.2 million in both periods related to stock-based compensation associated with Mr. Samenuk’s 2002 restricted stock grant.

      Former employees. In November and December 2003, we extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees options continued to vest after termination and their exercise period was extended an additional 90 days, we recorded a one time stock-based compensation charge of approximately $0.1 million during the first quarter of 2004.

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

      Repriced Options. On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063, the then current fair market value of our common stock. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted. During the three and six months ended June 30, 2004 and 2003, we did not incur a charge related to these repriced options subject to variable plan accounting. For the three and six months ended June 30, 2004, our stock-based compensation charges related to options subject to variable plan accounting were based on quarter-end per share price of our stock of $18.13. For the three and six months ended June 30, 2003, stock-based compensation charges related to options subject to variable plan accounting were based on quarter end per share price of our stock of $12.68. As of June 30, 2004, we had options to purchase approximately 0.4 million shares, which were outstanding and subject to variable plan accounting.

      Extended life of vested options held by terminated employees. During a significant portion of 2003, we suspended exercises of stock options until our required public company reports were filed with the SEC. The period during which stock options were suspended is known as the blackout period. Due to the blackout period, we extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, we recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. In the first quarter of 2004, we recorded a stock-based compensation charge of approximately $0.1 million. During the three and six months ended June 30, 2003 and the six months ended June 30, 2004, we recorded a stock-based compensation charge of $0.5 million and $0.1 million, respectively.

Recent Accounting Pronouncements

      See Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

	Six Months Ended June 30,

	2004	2003

	(In thousands)
Net cash provided by operating activities	$193,527	$89,864
Net cash used in investing activities	$(55,747)	$(298,910)
Net cash used in financing activities	$(108,310)	$(156,810)

Overview

      At June 30, 2004, we had cash, cash equivalents and marketable securities totaling $869.2 million, as compared to $713.6 million at June 30, 2003. In the six months ended June 30, 2004, we received cash proceeds of approximately $25.0 million of insurance reimbursements from our insurance carriers related to the settling of our class action lawsuit. We also received approximately $47.6 million from the sale of Magic, as well as approximately $37.0 million related to our employee stock purchase plan and stock option exercises. Uses of cash during the six months ended June 30, 2004, included the repurchase of approximately 8.6 million shares of our common stock for approximately $145.3 million, the purchase of approximately $16.0 million of property and equipment, and net purchase of marketable securities of approximately $87.0 million, as well as the payment of our routine operating expenses. A more detailed discussion of changes in our liquidity follows.

Operating Activities

      Net cash provided by operating activities for the six months ended June 30, 2004 and 2003 was the result of our net income of $68.2 million and $15.0 million, respectively, which is adjusted for non-cash items such as depreciation and amortization, non-cash restructuring charges, gain on the sale of assets and technology, non-cash interest, non-cash loss on repurchase of convertible debentures, stock-based compensation and changes in various assets and liabilities such as accounts payable, accounts receivable and deferred revenue.

      Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 46 days and 48 days at June 30, 2004 and 2003, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by 90 days. We expect DSO’s to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. During 2004 and 2003, we have not made any significant changes to our payment terms for our customers, which are generally “net 30.”

      Our balances in accounts payable and accrued liabilities decreased $30.9 million from December 31, 2003 to June 30, 2004. Our operating cash flows, including changes in accounts payable and accrued liabilities, is impacted by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the six months ended June 30, 2004 and 2003, we did not make any significant changes to our payment timing to our vendors.

      Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of June 30, 2004 and 2003, approximately $364.6 million and $266.2 million, respectively, were held outside the United States. Most amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for United States federal tax liability on these amounts for consolidated financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain in the foreign country and United States liquidity needs would be met through ongoing cash flows. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

      Our working capital, defined as current assets minus current liabilities, was $26.2 million and $415.8 million at June 30, 2004 and December 31, 2003, respectively. The decrease in working capital of $389.6 million from December 31, 2003 to June 30, 2004 is due to an increase of cash and short-term marketable securities balances, offset by lower accounts receivable due to customer payments, offset by final sale of Magic assets and liabilities held for sale of $24.7 million and $23.3 million, respectively and the classification of our convertible debt of $339.1 million and related issuance costs of $8.9 million as current at June 30, 2004 due to our intent to redeem the convertible debt earlier than its maturity. Current liabilities increased $376.6 million due to a $91.7 million increase in current deferred revenue and reclassification of our convertible debt to current liabilities offset by lower accrued liabilities and accounts payable of $30.9 million. Our perpetual plus licensing model, now introduced worldwide, results in less revenue recognition up-front, therefore causing increases in our deferred revenue.

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

Investing Activities

      A summary of our investing activities at June 30, 2004 and 2003 is as follows (in thousands). The detail of these line items can be seen in our condensed consolidated statement of cash flows.

	Six Months Ended
	June 30,

	2004	2003

Net purchases of marketable securities	$(87,130)	$(41,424)
Cash payments for acquisitions	—	(215,998)
Cash payments for property and equipment	(15,952)	(41,124)
Proceeds from sale of Magic, net	47,565	—
Cash payments for restricted cash	(202)	(186)
Other	(28)	(178)

Net cash used in investing activities	$(55,747)	$(298,910)

Investments

      We made net purchases of our marketable securities of $87.1 million and $41.4 million for the six months ended June 30, 2004 and 2003, respectively. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, fixed income and U.S. government agency securities. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity and sale of our investments has no material impact on our overall liquidity.

Acquisitions

      In the second quarter of 2003, we paid a total of approximately $216.0 million in cash for IntruVert Networks, Inc. (“IntruVert”) and Entercept Security Technologies, Inc. (“Entercept”). We acquired IntruVert and Entercept to enhance our network protection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in our current product offering, and sell IntruVert and Entercept products to our existing customer base.

Property and equipment

      We purchased $16.0 million of equipment during the first two quarters of 2004 to update hardware for our employees and enhance various back office systems and purchases of equipment for our Bangalore research and development facility. In the first two quarters of 2003, we added $41.1 million of property and equipment, related to new computer equipment for employees moving from California to Texas, the completion of our regional office in Plano, Texas and continued investments in updating hardware and enhancing various back office systems. Our property and equipment additions have historically been funded from operations.

      The decrease in purchases of property and equipment from 2003 to 2004 can be attributed to our cost saving measures that have been implemented as well as many large projects that were under development and construction such as our regional office in Plano, Texas and our customer relationship management project have been completed. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including our hiring of employees, the rate of change in computer hardware/ software used in our business and our business outlook.

Proceeds from Sale of Assets and Technology

      We completed the sale of our Magic product line to BMC Software in January 2004, and as a result, recognized a gain of approximately $46.5 million. We received net cash proceeds of approximately $47.6 million related to the sale. We received an additional $0.9 million final purchase price payment related to the sale of Magic in April 2004.

Restricted Cash

      At June 30, 2004 and 2003, we had on deposit approximately $20.2 million and $20.9 million, respectively, as collateral for our interest rate swap arrangements we entered into related to our $345.0 million of 5.25% subordinated convertible debt. The arrangements require we keep a minimum amount of $20.0 million on deposit with the swap counterparties, subject to increase based on the fair value of the swap.

Financing Activities

      A summary of our financing activities at June 30, 2004 and 2003 is as follows (in thousands). The detail of these line items can be seen in our condensed consolidated statement of cash flows.

	Six Months Ended June 30,

	2004	2003

Proceeds from issuance of stock from option and stock purchase plans	$36,955	$20,479
Redemption of zero coupon convertible debentures	—	(177,289)
Repurchase of common stock	(145,265)	—

Net cash used in financing activities	$(108,310)	$(156,810)

Stock Option and Stock Purchase Plans

      Cash flows from financing activities in the six months ended June 30, 2004 and 2003 included the receipt of $37.0 million and $20.5 million, respectively, of cash related to exercises of stock options and stock purchases from the employee stock purchase plan. Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under these plans. For example, we received total cash proceeds from these plans in the amount of $35.4 million and $109.9 million in 2003 and 2002, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.

      As our stock price rises, more participants are “in the money” in their options, and thus, more likely to exercise their options, which results in cash to us. As our stock price decreases, more of our employees are “out of the money” or “under water” in regards to their options, and therefore, are not able to exercise options and results in no cash received by us. From March 2003 through November 2003, all purchases under our stock option plans and employee stock purchase plan were suspended pending the filing with the SEC of our public company reports, including our restated financial results. Following the October 31, 2003 filing of these reports, activity under our plans was resumed. This suspension is the primary reason for the decrease in option and stock purchase plan activity in 2003.

Redemption of Zero Coupon Convertible Debentures

      In February 2003, outstanding Debentures, with an aggregate face amount at maturity of $358.5 million, became redeemable for cash at the option of the holders thereof, at which time we repurchased Debentures which had an aggregate face amount at maturity of $358.0 million for a net price of $177.1 million. Additionally, in June 2003, we redeemed the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million. We recognized a loss of $2.7 million on the redemption of Debentures during 2003.

Repurchase of Common Stock

      In November 2003, our board of directors authorized the repurchase of up to $150.0 million of our common stock in the open market from time to time over the next two years, depending upon market conditions, share price and other factors. During the second quarter of 2004, we purchased approximately 8.7 million shares for approximately $145.3 million, and in the fourth quarter of 2003, we repurchased 0.4 million shares for approximately $4.7 million.

Convertible Debt and Line of Credit

      In August 2001, we issued 5.25% convertible subordinated notes due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million (after deducting fees and expenses). We plan to use approximately $350 million of our cash on August 20, 2004 to redeem the notes. Prior to redemption, the notes may be converted into shares of our common stock at an effective conversion price of approximately $18.31 per share. Interest is payable semi-annually in cash in arrears on February 15 and August 15 of each year. The notes are unsecured and are subordinated to all of our existing and future Senior Indebtedness (as defined in the related Indenture). We have no financial covenants related to these convertible subordinated notes. Because we intended to redeem the notes, the notes are classified as current liabilities in our condensed consolidated balance sheet at June 30, 2004.

      We plan to keep our interest rate swap intact after the notes are called. The swap will become a speculative investment with gains and losses being recorded in our statement of income.

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

      In April 2004, we renewed and expanded our $16.5 million credit facility with a bank. The credit facility was increased $2.0 million and is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and bank at the time of each specific transaction. The credit facility is intended to be used for short term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. None is outstanding at June 30, 2004.

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

      Quantitative and qualitative disclosure about market risk is set forth at “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 of this form 10-Q. Our market risks at June 30, 2004, have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

Our Financial Results Will Likely Fluctuate.

      Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue. As a result, we may not sustain profitability. Also, we believe that period-to-period comparisons of our financial results should not be relied upon as an indicator of our future results. Our historical operating results include revenues and expenses related to our Magic and our Sniffer product lines for periods prior to their disposition in January 2004 and July 2004, respectively. For 2003, Magic and Sniffer accounted for $63.2 million and $210.2 million, or 7% and 22%, of our total revenues. Our expenses are based in part on our expectations regarding future revenues and our post-Sniffer support obligations, making expenses in the short term relatively fixed. We may be unable to adjust our expenses in time to compensate for any unexpected revenue shortfall.

Operational Factors

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	our perpetual plus licensing program, in the near term;

•	introduction of new products, product upgrades or updates by us or our competitors;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are time-based subscription licenses or perpetual licenses;

•	system and personnel limitations may adversely impact our ability to process the large number of orders that typically occur near the end of a fiscal quarter;

•	costs or charges related to our acquisitions or dispositions, including our acquisitions of Entercept Security Technologies and IntruVert Networks in 2003, the dispositions of our Magic and Sniffer product lines;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our perpetual and subscription software licenses attributable to support and maintenance;

•	stock-based compensation charges;

•	costs related to certain events, including our recently announced cost reduction and profitability plan, litigation, reductions in force, relocation of personnel and restatement of our consolidated financial statements; and

•	factors that lead to substantial drops in estimated values of long-lived assets below their carrying value.

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

It Is Difficult for Us to Accurately Estimate Operating Results Prior to the End of a Quarter.

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

      The filing of our restated consolidated financial statements in October 2003 does not resolve the pending SEC inquiry into our accounting practices. We are engaged in ongoing discussions with, and continue to provide information to, the SEC regarding our consolidated financial statements for calendar year 2000 and prior periods. The resolution of the SEC inquiry into our prior accounting practices could require the filing of additional material restatements of our prior consolidated financial statements, involve the imposition of fines or penalties or other remedies by the SEC or require that we take other actions not presently contemplated, including actions resulting from the SEC’s inquiry into the nature and manner of our October 2003 restatement.

Our Recent Business Transformation, including Our Intrusion Prevention Focus, Dispositions and Cost Reduction Plan, Expose Us to Significant Risks.

      Following our IntruVert and Entercept acquisitions in the first half of 2003, we reorganized our products into our McAfee System Protection Solutions and McAfee Network Protection Solutions product groups. In January 2004 and July 2004, respectively. we disposed of our Magic Solutions and Sniffer Technologies product lines. In April 2004, we began our ongoing cost reduction and profitability plan with an objective of significantly improving our operating margins by mid-2005. In July 2004 we changed our name to McAfee, Inc. These activities are intended to, among other things, streamline our business, better leverage the McAfee brand, better position us as a provider of a complete set of system and network protection solutions differentiated by intrusion prevention technology, and help accelerate profit and growth. Risks related to these activities include:

•	our growth and/or profitability may not increase in the near-term or at all and we may fail to achieve desired savings or performance targets on a timely basis or at all;

•	revenues for our products may be adversely impacted as a number of the members of the sales force transferred to Sniffer also sold non-Sniffer products;

•	our obligations to provide the Sniffer business post-closing IT, facilities and other support may adversely impact our timing for implementing various cost-saving efforts, such as facilities consolidations, and could result in financial liability for us;

•	our business, including our sales force and internal finance and IT operations, may be disrupted or otherwise strained due to, among other things, our cost saving measures and our Sniffer post-closing support obligations;

•	we may experience an undesired loss of sales, research and development and other personnel and it may difficult for us to find suitable replacements;

•	we may be unable to successfully expand our McAfee brand significantly beyond our anti-virus products and we will likely lose any brand equity built around our “Network Associates” name;

•	our strategic positioning may result in our competing more directly with larger, more established competitors, such as Cisco Systems and Microsoft;

•	many of our network and system protection products were recently acquired and the income potential for these products is unproven and the market for these products is volatile; and

•	there may be customer confusion around our strategy.

The Implementation of New, or the Evaluation and Testing of Existing, Disclosure Control Procedures Could Have Adverse Consequences, including Possible Additional Restatements of Our Financial Results, and Could Require Other Remedial Measures.

      In the first quarter of 2004, we restated previously reported quarters of 2003; and in the second quarter of 2004, we restated the previously reported first quarter of 2004. These matters were identified by us and reported to our auditors. In conjunction with these restatements, our former auditors and our current auditors, respectively, reported that the underlying control issues giving rise to the respective restatement should be considered a material weakness under standards established by the Public Company Accounting Oversight Board. We regularly evaluate and test our disclosure controls and procedures, including our internal control over financial reporting. In the process, we may identify additional material weaknesses or significant deficiencies in the design or operation of our internal controls, which in turn could require our implementing additional controls and procedures, hiring of additional personnel or outside consultants or additional restatements of prior period results. These actions may be expensive and, in particular, further restatements, may reduce prior period operating results, undermine investor confidence and the value of our stock and subject us to possible litigation.

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

      We face competition in specific product markets. Principal competitors include:

•	in the anti-virus product market, Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. Sophos, Fsecure, Panda, and Dr. Ahn’s are also showing growth in their respective markets. Following its GeCAD Software acquisition, Microsoft has from time to time indicated that it may enter the consumer anti-virus market; and

•	in the market for our other intrusion detection and protection products, Cisco Systems, Computer Associates, Enterasys Internet Security Systems, Netscreen (which was acquired by Juniper Networks, Inc.), Sourcefire, Symantec and TippingPoint Technologies.

      Other competitors for our various products could include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products.

      Increasingly, our competitors are large vendors of hardware or operating system software. These competitors are continuously developing or incorporating system and network protection functionality into their products. For example, Juniper Networks recently acquired Netscreen and, through its acquisition of Okena, Cisco Systems may incorporate functionality that competes with our content filtering and anti-virus products. Similarly, following its GeCAD acquisition, Microsoft indicated its plans to boost security of its Windows platform. The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as firms seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position.

Critical Personnel May Be Difficult to Attract, Assimilate and Retain.

      Our success depends in large part on our ability to attract and retain, in addition to senior management personnel, technically qualified and highly-skilled sales, consulting, technical and marketing personnel. Competition for qualified individuals is intense. To attract and retain critical personnel, we believe that we must maintain an open and collaborative work environment. In certain cases, personnel may feel constrained in raising HR or other operational issues, notwithstanding our policies encouraging personnel to raise these issues. We also believe we need to provide a competitive compensation package, including stock options. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our other stockholders generally, may not approve future requests for option increases. For example, at our 2003 annual meeting held in December 2003, our stockholders did not approve a proposed increase in options available for grant under our employee stock option plans. Additionally, it is likely that the accounting industry will require corporations to include a compensation expense in their statement of income relating to the issuance of employee stock options. If options are required to be expensed, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations.

      In recent periods, we have taken and, in conjunction with the July Sniffer disposition, we continue to take efforts to rationalize the size of our employee base. On July 16, 2004 (post-Sniffer close), we had approximately 2,950 employees, down from approximately 3,800 and 3,700 at the end of 2002 and 2003, respectively. Included in these totals are a significant number of new employees following our 2003 acquisitions and increased hiring activities in India. Reductions in personnel, including as a result of the Sniffer sale, may harm our business, employee retention or our ability to attract new personnel by, among other things, reducing overall employee morale, requiring remaining personnel to perform a greater amount of, or new and different, responsibilities or result in the loss of personnel otherwise critical to our business. For new employees, there also may be reduced levels of productivity as recent additions or hires are trained and otherwise assimilate and adapt to our organization and culture. In addition, we may face difficulties in recruiting, hiring and training qualified employees for our Bangalore facility, where we have increased our employee levels in connection with the relocation of a significant portion of our research and development operations.

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

Internal Controls, Policies and Procedures

      Acquired companies or businesses are likely to have different standards, controls, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems.

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

We Have Experienced Significant Additions to Our Senior Management and Changes in Our Sales Organization.

      Several members of our senior management were only added in the last year, and we may add new members to senior management. In December 2003, we promoted Mike Dalton to President of our EMEA region. In July 2003, we reorganized our sales organization and, among other actions, we elevated Kevin Weiss to the newly created position of executive vice president of worldwide sales. Also, in September 2003, we named James Lewandowski executive vice president of North American sales. In July 2004, we hired David Roberts as our new senior vice president of North American Channel Operations. In June 2004, we promoted Christopher Bolin to the position of executive vice president and chief technology officer. Changes in management and our sales organization may be disruptive to our business and may result in the departure of existing employees and/or customers. It may take significant time to locate, retain and integrate qualified management personnel.

We Face Risks Related to Our International Operations.

      For the six months ended June 30, 2004 and the year ended December 31, 2003, net revenue in our international operating regions represented approximately 36% and 35%, respectively, of our net revenue. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue.

      Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of our business strategy and the reorganization of our international sales forces by regions;

•	the ability to successfully localize software products for a significant number of international markets;

•	our ability to effectively provide service and support for our hardware based products from the U.S.;

•	uncertainties relative to regional economic circumstances, including the economic weakness throughout Asia and Latin America over the past several years and pricing pressures associated with weak economic conditions in these regions;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	compliance with more stringent consumer protection and privacy laws;

•	currency fluctuations and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions

•	a high incidence of software piracy in some countries; and

•	international labor laws and our relationship with our employees and regional work council.

      Additionally, our sales forces are organized by geographic region. This structure may lead to sales force competition for sales to multinational customers and may reduce our ability to effectively market our products to multinational customers.

We May Incur Significant Stock-Based Compensation Charges Related to Repriced Options, Assumed McAfee.Com and IntruVert Options and Compensation Expenses Related to the Entercept Retention Payments and the Sniffer Bonus Plan.

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

      For the six months ended June 30, 2004 and the year ended December 31, 2003, stock-based compensation charges of approximately $2.2 million and $3.4 million, respectively, were recorded for McAfee.com Options. No stock based compensation charges were recorded for the Repriced Options in the first or second quarters of 2004 or the year ended 2003.

      During the remaining life of both the McAfee.com Options and Repriced Options, we may record additional stock-based compensation charges or credits. We estimate that a $1 increase in our stock price at June 30, 2004 would increase our future stock compensation charge by approximately $0.4 million.

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

      We may also incur significant compensation payments under the Entercept Retention Plan (the “Retention Plan Payments”). For the Retention Plan Payments, we will recognize compensation expense as the required service periods for the retention payments expire over one year. The Retention Plan Payments were funded at the time of the Entercept acquisition, and amounts not paid to the Retention Plan participants will be paid to the former Entercept stockholders. For 2004, the final expense was approximately $0.6 million.

      In connection with the Sniffer disposition, we implemented the Sniffer Bonus Plan primarily to encourage Sniffer’s management to assist us in the sales process and remain with the business through the sale. Subject to reduction in certain cases, we expect total related cash payments of approximately $7.5 million payable approximately $5.0 million in third quarter of 2004 with the balance payable in the first quarter of 2006.

We Depend on Revenue from Our Flagship Anti-Virus Products.

      We have historically derived a majority of our net revenue from our flagship McAfee anti-virus software products and, prior to the Sniffer disposition, our Sniffer network fault identification and application performance management products. As a result of the disposition of the Sniffer product line, our McAfee anti-virus software products will account for a substantial majority of our net revenues. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our McAfee anti-

virus software as a result of, among other factors, any change in our pricing model, a maturation in the markets for these products or other risks described in this document.

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

We Face a Number of Risks Related to Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors. Our top ten distributors typically represent approximately 46% to 62% of our net sales in any quarter. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 34% for the six months ended June 30, 2004 and 33% for the year ended December 31, 2003 of net revenue.

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

Payment Difficulties

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $2.3 million at June 30, 2004 and $3.1 million at December 31, 2003. We regularly review the collectibility and credit- worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

We Face the Risk of Future Charges in the Event of Impairment and Will Experience Significant Amortization Charges Related to Purchased Technology.

      We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”) beginning in 2002 and, as a result, we no longer amortize goodwill. However, we continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles. For the six months ended June 30, 2004 and the year ended December 31, 2003, our amortization charge for purchased technology and other intangibles was approximately $13.8 million and $27.0 million, respectively. In addition, we must evaluate our goodwill, at least annually for impairment according to the guidance provided by SFAS 142. We completed the annual impairment review during the fourth quarter of 2003. Additionally, as required by SFAS 142, we also performed an additional goodwill impairment test due to the sale of Sniffer during the second quarter of 2004. As a result of these reviews, goodwill was determined not to be impaired. If during subsequent testing, we determine that goodwill is impaired, we will be required to take a non-cash charge to earnings.

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

We Face Product Development Risks Associated with Rapid Technological Changes in Our Market.

      The markets for our products are highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	offer a broad range of network and system protection products;

•	enhance existing products and expand product offerings;

•	extend security technologies to additional digital devices;

•	respond promptly to new customer requirements and industry standards; and

•	remain compatible with popular operating systems such as Linux, NetWare, Windows XP, Windows 2000, Windows 98 and Windows NT, and develop products that are compatible with new or otherwise emerging operating systems.

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

We Face Risks Related to Our On-Line Subscription Services Strategy.

      McAfee System Protection Solutions offers on-line subscription services to multiple user segments including large enterprises, small-medium businesses and consumers. Through our websites we sell and deliver security services over the Internet for consumers and small businesses (primarily small office and home) and subscription services to small-medium business and large enterprises. Our on-line subscription services may fail to maintain or increase market acceptance. Continued growth of our on-line subscription services is subject to a number of factors, including:

•	our ability to successfully adapt existing products or develop new or enhanced products that operate in a fast, secure and reliable manner over the Internet;

•	increased expenditures associated with this delivery platform, such as product development, marketing, channel development and technical and administrative support;

•	the uninterrupted operability of our websites delivering security services over the Internet;

•	our ability to attract and retain professionals to manage the delivery of services;

•	the introduction of new products by third-party competitors; and

•	our ability to properly price our products and services to maximize profitable growth.

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

We Rely on the Continued Prominence of Microsoft Technology.

      Although we intend to support other operating systems, we seek to be the leading supplier of network security and management products for Windows/ Intel based networks. Sales of our products would be materially and adversely affected by market developments that are adverse to the Windows operating environments, including the failure of users and application developers to accept Windows. In addition, our ability to develop products using the Windows operating environments is dependent on our ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft. We may be unable in the future to gain the necessary access from Microsoft to its product development activities, particularly in light of Microsoft’s acquisition of GeCAD Software, an anti-virus software provider.

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

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.

      During the 12-month period ended June 30, 2004, our stock price was highly volatile ranging from a per share high of $19.75 to a low of $10.75. On July 30, 2004, our stock’s closing price per share price was $17.98. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price.

We Face the Risk of a Decrease in Our Cash Balances and Losses in Our Investment Portfolio

      Our cash balances are held in numerous locations throughout the world. A portion of our cash is invested in marketable securities as part of our investment portfolio. We rely on third party money managers to manage our investment portfolio. Among other factors, changes in interest rates, foreign currency fluctuations and macro economic conditions could cause our cash balances to fluctuate and losses in our investment portfolio. Most amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to U.S. federal income tax, less applicable foreign tax credits.

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

Computer “Hackers” May Damage Our Products, Services and Systems.

      Due to our high profile in the network and system protection market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various websites. For example, we have seen the spread of viruses, or worms, that intentionally delete anti-virus and firewall software. Similarly, hackers may attempt to penetrate our network security and misappropriate proprietary information or cause interruptions of our internal systems and services. Also, a number of websites have been subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. If successful, any of these events could damage users’ or our computer systems. In addition, since we do not control CD duplication by distributors or our independent agents, CDs containing our software may be infected with viruses.

False Detection of Viruses and Actual or Perceived Security Breaches Could Adversely Affect Our Business.

      Our anti-virus software products have in the past and these products and our intrusion protection products may at times in the future falsely detect viruses or computer threats that do not actually exist. These false alarms, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. In addition, we have in the past been subject to litigation claiming damages related to a false alarm, and similar claims may be made in the future. An actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products.

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

      Our classified board and other provisions of Delaware law and our certificate of incorporation and bylaws, could also delay or make a merger, tender offer or proxy contest involving us more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2005 annual meeting, must meet the qualifications and follow the procedures specified under both the Exchange Act of 1934 and our bylaws.

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

      Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Except as described below, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, which materially affected, or is reasonably likely to affect, our internal control over financial reporting. Described below are internal control over financial reporting changes made after the period covered by this Form 10-Q made as a result of events discovered subsequent to the quarter ended June 30, 2004.

      As more fully described in (i) our 2003 Annual Report on Form 10-K, we restated our quarterly operating results for certain quarters in 2003, and in (ii) our Amended Quarterly Report on Form 10-Q/ A for the quarter ended March 31, 2004, we restated our financial results for the quarter ended March 31, 2004. The circumstances giving rise to these restatements were identified by McAfee and reported to our auditors.

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

Stock Repurchases

      The table below sets forth all repurchases by us of our common stock during the six months ended June 30, 2004 whether or not pursuant to a publicly announced plan or program (in thousands, except price per share):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plan or	Under Our Stock
Period	Shares Purchased	Paid Per Share	Repurchase Program(1)	Repurchase Program(1)

January 2004	—	$—	—	$145,293
February 2004	—	—	—	$145,293
March 2004	—	—	—	$145,293
April 2004	450	15.86	450	$138,154
May 2004	8,213	16.82	8,213	$28
June 2004	—	—	—	$28

Total	8,663	$16.77	8,663 (2)

(1)	In November 2003, our board of directors authorized the repurchase of up to $150.0 million of our common stock in the open market from time to time over the next two years, depending upon market conditions, share price and other factors. We purchased 8.7 million shares during the second quarter of 2004 for approximately $145.3 million and 0.4 million shares for a total of $4.7 million in 2003.

(2)	In 1998, we deposited approximately 1.6 million shares of our common stock with a trustee for the benefit of the employees of Dr. Solomon’s in respect of their stock options assumed in our acquisition of the company. These shares have historically been included in our total outstanding share balance since issuance. In June 2004, the trust returned and we retired 1.5 million of these shares. These shares are not included in the 8.7 million share total.

Item 3.	Defaults upon Senior Securities:

      None

Item 4.	Submission of Matters to a Vote of Security Holders:

      The Company’s annual meeting of stockholders was held on May 27, 2004.

      1. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld

Robert Dutkowsky	136,374,179	6,361,439
Denis O’Leary	137,086,066	5,649,552
Robert Pangia	132,271,764	10,463,854

      2. The approval of an amendment to the Company’s 1997 Stock Incentive Plan.

Shares in Favor	115,475,222
Shares Against	27,145,941
Shares Abstained	114,455

      3. The ratification of the appointment of Deloitte & Touche LLP as the independent public accountants for the year ending December 31, 2004.

Shares in Favor	140,390,077
Shares Against	2,263,683
Shares Abstained	81,858

Item 5.	Other Information:

      Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, Stephen C. Richards, our Chief Operating Officer and Chief Financial Officer, Vernon Gene Hodges, our President, Kevin Weiss, our Executive Vice President of Worldwide Sales, and Kent H. Roberts, our Executive Vice President and General Counsel, each a Section 16 officer, have adopted a Rule 10b5-1 trading plan. In addition, Amanda Hodges, the wife of our President, has adopted a 10b5-1 trading plan. We believe that additional directors, officers and employees may establish such programs. All trades in our common stock made during the second quarter of 2004 by officers who have adopted Rule 10b5-1 trading plans were made pursuant to the terms of such plans.

Item 6.	Exhibits and Reports on Form 8-K:

      (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

      (b) Form 8-K.

      On April 23, 2004, we furnished a report on Form 8-K announcing business, productivity and branding changes including the sale of our Sniffer product line and renaming of our company to McAfee.

      On April 27, 2004, we furnished a report on Form 8-K to announce our first quarter 2004 results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, and the results and regulations promulgated thereunder, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MCAFEE, INC.

/s/ STEPHEN C. RICHARDS

Name: Stephen C. Richards

Title:	Chief Operating Officer and

Chief Financial Officer

Date: August 9, 2004

INDEX TO EXHIBITS

Exhibit
Number			Description

2.1		—	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2		—	Asset Purchase Agreement (the “APA”) made and entered into as of April 22, 2004, by and among,(1) Network General Corporation (formerly Named Starburst Technology Holdings, Inc.), on the one hand; and (ii) McAfee, Inc. (formerly named Networks Associates, Inc.), Network Associates Technology, Inc., Network Associates International BV, Network Associates (India) Private Limited, McAfee Japan Co., Ltd. (formerly named Network Associates Japan Co., Ltd.), on the other hand, as amended by Amendment No. 1 thereto dated as of July 15, 2004(2)
3.1		—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(3)
3.2		—	Amended and Restated Bylaws of the Registrant.(4)
3.3		—	Certificate of Designation of Series A Preferred Stock of the Registrant.(5)
3.4		—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(6)
4.3		—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(7)
10.1		—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(8)
10.2		—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(8)
10.3		—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(8)
10.4		—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(8)
10	.5*	—	2002 Employee Stock Purchase Plan.(9)
10	.6*	—	1997 Stock Incentive Plan, as Amended.(9)
10	.7*	—	Amended and Restated 1993 Stock Option Plan for Outside Directors.(4)
10	.8*	—	2000 Nonstatutory Stock Option Plan.(10)
10	.9*	—	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(11)
10	.10*	—	Employment agreement between Stephen C. Richards and the Registrant, dated April 3, 2001.(12)
10.11		—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(13)
10.12		—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)
10.13		—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)
10.14		—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(13)
10.15		—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(13)
10.16		—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(13)
10.17		—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.18		—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

Exhibit
Number		Description

10.19	—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.20	—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.21	—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.22	—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)
10.23	—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)
10.24	—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)
10.25	—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(13)
10.26	—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(13)
10.27	—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(13)
10.28	—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(13)
10.29	—	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(14)
10.30	—	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(14)
10.31	—	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002.(14)
10.32	—	Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002.(17)
10.33	—	Form of Indemnification Agreement between the Registrant and its Executive Officers.(14)
10.34	—	Summary of Pay for Performance Plan.(4)
10.35	—	Network Associates, Inc. Tax Deferred Savings Plan.(16)
10.36	—	Umbrella Credit Facility of Registrant dated April 15, 2004.(18)
10.37	—	Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(18)
10.38	—	Amendment to Employment Agreement of George Samenuk effective as of January 20, 2004.(18)
10.39	—	Amendment to Employment Agreement of Stephen C. Richards effective as of January 20, 2004.(18)
10.40	—	Sniffer Bonus Plan.(18)
10.41	—	Form of Sniffer Bonus Plan Participation Agreement (Ray Smets).(18)
10.42	—	Addendum to Raymond J. Smets Employment Agreement.
10.43	—	Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on July 16, 2004.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(6)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(11)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(14)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(15)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

(17)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 9, 2004.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.