Form 10-Q
period 2004-09-30
McAfee, Inc.
filed 2004-11-08
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     As of November 4, 2004, 160,192,233 shares of the registrant’s common stock, $0.01 par value, were outstanding.

THIS DOCUMENT CONTAINS 73 PAGES.

THE EXHIBIT INDEX IS ON PAGE 71.

MCAFEE, INC.

Form 10-Q

September 30, 2004

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(In thousands, except
	share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$340,408	$333,651
Short-term marketable securities	188,435	174,499
Accounts receivable, net	87,243	170,218
Prepaid expenses, income taxes and other current assets	97,920	97,616
Deferred taxes	172,069	160,550
Assets held for sale	—	24,719

Total current assets	886,075	961,253
Long-term marketable securities	318,190	258,107
Restricted cash	20,282	20,547
Property and equipment, net	96,971	111,672
Deferred taxes	112,414	199,196
Intangible assets, net	85,953	105,952
Goodwill	391,324	443,593
Other assets	7,927	20,178

Total assets	$1,919,136	$2,120,498

LIABILITIES
Current liabilities:
Accounts payable	$21,760	$32,099
Accrued liabilities	117,671	148,875
Deferred revenue	421,939	342,795
Liabilities related to assets held for sale	—	23,310

Total current liabilities	561,370	547,079
Deferred revenue, less current portion	99,188	116,762
Convertible debt	—	347,397
Other long term liabilities	193,604	221,171

Total liabilities	854,162	1,232,409

Commitments and contingencies (Notes 11 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding:
none	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 168,294,143 shares and 162,071,798 shares at September 30, 2004 and December 31, 2003, respectively;
Outstanding: 159,280,943 shares and 161,721,798 shares at September 30, 2004 and December 31, 2003, respectively	1,683	1,621
Additional paid-in capital	1,226,221	1,087,625
Deferred stock-based compensation	(268)	(598)
Accumulated other comprehensive income	30,871	34,027
Accumulated deficit	(43,561)	(229,879)
Treasury stock, at cost: 9,013,200 shares and 350,000 shares at September 30, 2004 and December 31, 2003, respectively	(149,972)	(4,707)

Total stockholders’ equity	1,064,974	888,089

Total liabilities and stockholders’ equity	$1,919,136	$2,120,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
		(As Restated,		(As Restated,
		See Note 13)		See Note 13)
Net revenue:
Product	$65,518	$120,371	$229,256	$366,881
Services and support	156,115	107,404	437,133	297,233

Total net revenue	221,633	227,775	666,389	664,114

Cost of net revenue:
Product	21,935	22,484	69,383	61,539
Services and support	9,526	12,016	30,165	38,248
Amortization of purchased technology	2,812	3,435	9,481	7,952

Total cost of net revenue	34,273	37,935	109,029	107,739

Operating costs:
Research and development(1)	38,989	46,705	128,714	138,087
Marketing and sales(2)	82,945	91,405	272,017	267,105
General and administrative(3)	33,562	37,743	96,672	96,643
Reimbursement from transition services agreement	(3,671)	—	(3,671)	—
(Gain) loss on sale of assets and technology	(195,875)	—	(241,279)	867
Reimbursement related to litigation settlement	—	—	(24,991)	—
Severance costs related to Sniffer disposition(4)	8,696	—	8,696	—
Amortization of intangibles	3,448	3,637	10,537	12,369
Restructuring charge	8,549	257	11,421	22,864
In-process research and development	—	—	—	6,600

Total operating costs	(23,357)	179,747	258,116	544,535

Income from operations	210,717	10,093	299,244	11,840
Interest and other income	4,591	4,174	13,166	13,190
Interest and other expenses	(540)	(1,222)	(3,418)	(6,427)
Loss on redemption of convertible debt	(15,070)	—	(15,070)	(2,727)
Gain (loss) on sale of marketable securities	(241)	223	(1,072)	1,771

Income before provision for income taxes and cumulative effect of change in accounting principle	199,457	13,268	292,850	17,647
Provision for income taxes	81,309	2,494	106,532	3,050

Income before cumulative effect of change in accounting principle	118,148	10,774	186,318	14,597
Cumulative effect of change in accounting principle, net of tax	—	—	—	11,142

Net income	$118,148	$10,774	$186,318	$25,739

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net	$843	$767	$(1,280)	$1
Foreign currency translation (loss) gain	(545)	82	(1,878)	10,567

Comprehensive income	$118,446	$11,623	$183,160	$36,307

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.75	$0.07	$1.16	$0.09
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.07

Net income per share — basic	$0.75	$0.07	$1.16	$0.16

Shares used in per share calculation — basic	158,151	160,347	160,321	160,086

Diluted income per share:
Income before cumulative effect of change in accounting principle	$0.70	$0.07	$1.08	$0.09
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.07

Net income per share — diluted	$0.70	$0.07	$1.08	$0.16

Shares used in per share calculation — diluted	172,103	164,141	180,192	164,398

(1)	Includes stock-based compensation charges of $575 and $2,202 for the three months ended September 30, 2004 and 2003, respectively, and $2,147 and $3,520 for the nine months ended September 30, 2004 and 2003, respectively.

(2)	Includes stock-based compensation charges of $203 and $2,795 for the three months ended September 30, 2004 and 2003, respectively, and $890 and $3,209 for the nine months ended September 30, 2004 and 2003, respectively.

(3)	Includes stock-based compensation charges of $485 and $839 for the three months ended September 30, 2004 and 2003, respectively, and $892 and $2,033 for the nine months ended September 30, 2004 and 2003, respectively.

(4)	Includes stock-based compensation charges of $991 for the three and nine months ended September 30, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
	(Unaudited)
		(As Restated,
		see Note 13)
Cash flows from operating activities:
Net income	$186,318	$25,739
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(11,142)
Depreciation and amortization	49,615	46,507
Acquired in-process research and development	—	6,600
Non-cash interest expense on convertible notes	1,225	2,637
Premium amortization on marketable securities	3,916	—
(Gain) loss on sale of assets and technology	(241,279)	867
Loss (gain) on sale of marketable securities	1,072	(1,771)
Loss on redemption of convertible debt	15,070	2,727
Deferred taxes	76,511	(12,858)
Tax benefit from exercise of nonqualified stock options	62,199	—
Stock-based compensation charges	4,920	8,762
Change in fair value of derivative, net	(3,203)	(3,775)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	84,790	43,183
Prepaid expenses, taxes and other	(7,338)	743
Accounts payable and accrued liabilities	(69,897)	(5,737)
Deferred revenue	107,832	54,208

Net cash provided by operating activities	271,751	156,690

Cash flows from investing activities:
Purchase of marketable securities	(841,772)	(898,990)
Proceeds from sale and maturity of marketable securities	761,485	832,386
Decrease in restricted cash	265	177
Proceeds from sale of assets and technology, net	259,839	—
Purchase of property and equipment	(19,700)	(50,188)
Purchase of IntruVert, net of cash acquired	—	(92,477)
Purchase of Entercept, net of cash acquired	—	(124,712)
Other	(28)	(178)

Net cash provided by (used in) investing activities	160,089	(333,982)

Cash flows from financing activities:
Proceeds from issuance of stock from option and stock purchase plans	66,935	20,506
Redemption of convertible debt	(265,623)	(177,289)
Repurchase of common stock	(221,816)	—

Net cash used in financing activities	(420,504)	(156,783)

Effect of exchange rate fluctuations	(4,579)	14,424

Net increase (decrease) in cash and cash equivalents	6,757	(319,651)
Cash and cash equivalents at beginning of period	333,651	674,226

Cash and cash equivalents at end of period	$340,408	$354,575

Non cash investing activities:
Unrealized gain (loss) on marketable securities	$(1,280)	$1

Fair value of assets acquired in business combinations	$—	$238,545

Liabilities assumed in business combinations	$—	$29,147

Non cash financing activities:
Issuance of common shares for convertible debt	$83,410	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20,366	$6,626

Cash paid for interest	$7,859	$7,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of the Company as of September 30, 2004 and for the three and nine months ended September 30, 2004 and September 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 Condensed Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003.

      In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to fairly present the Company’s financial position as of September 30, 2004, and results of operations and cash flows for the three and nine months ended September 30, 2004 and September 30, 2003 have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company utilized the following assumptions in calculating the estimated fair value of each stock option and for its employee stock purchase plan (“ESPP”) using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants and the ESPP:

	Three and
	Nine Months Ended
	September 30,

	2004	2003

Stock option grants:
Risk free interest rate	3.04%	3.37%
Expected life	4 years	4 years
Volatility	97.62%	93.48%
Dividend yield	None	None
ESPP:
Risk free interest rate	2.03%	1.43%
Expected life	1.25 years	1.25 years
Volatility	47%	72%
Dividend yield	None	None

      The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123 to all of its stock-based compensation plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income, as reported	$118,148	$10,774	$186,318	$25,739
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(8,565)	(15,010)	(25,649)	(47,809)
Add back: Stock-based employee compensation expense, net of tax; included in reported net income	1,352	3,500	2,952	5,256

Pro forma net income (loss)	$110,935	$(736)	$163,621	$(16,814)

Net income (loss) per share:
Basic — as reported	$0.75	$0.07	$1.16	$0.16

Basic — pro forma	$0.70	$—	$1.02	$(0.11)

Diluted — as reported	$0.70	$0.07	$1.08	$0.16

Diluted — pro forma	$0.65	$—	$0.95	$(0.11)

      The impact on pro forma net income (loss) per share and net income (loss) in the table above may not be indicative of the effect in future periods as options vest over several years and the Company continues to grant stock options to employees.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

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

The Meaning of Other-Than-Temporary Impairment

      In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not believe that the adoption of EITF 03-01 will have a material impact on its financial position, results of operations or cash flows, however, the Company will evaluate the final impact of ETIF 03-01 once final guidance is issued.

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

      The Company has recorded stock-based compensation charges of $2.3 million and $5.8 million before taxes in the three months ended September 30, 2004 and 2003, respectively, and $4.9 million and $8.8 million

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before taxes in the nine months ended September 30, 2004 and 2003, respectively. These charges are comprised of the following (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Exchange of McAfee.com options	$830	$1,215	$2,995	$2,278
Existing executives	433	106	647	318
Former employees	991	—	1,132	1,126
Extended life of vested options of terminated employees	—	1,516	146	2,041
Extended period of Employee Stock Purchase Plan	—	2,999	—	2,999

Total stock-based compensation	$2,254	$5,836	$4,920	$8,762

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

      During the three months ended September 30, 2004 and 2003 and during the nine months ended September 30, 2004 and 2003, the Company recorded a charge of approximately $0.8 million, $1.2 million, $3.0 million and $2.3 million, respectively, related to exchanged options subject to variable accounting. This stock based compensation charge was based on the Company’s closing share price of $20.10 and $13.76 on September 30, 2004 and 2003, respectively. As of September 30, 2004, the Company had approximately 0.5 million outstanding exchanged options subject to variable accounting.

      Existing executive. In January 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to its chairman and chief executive officer. The price of the underlying shares was $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The intrinsic value of the restricted stock was determined to be approximately $1.4 million and was estimated based on the difference between the exercise price of the restricted stock and the fair market value of the Company’s common stock on January 15, 2002. During the three months ended September 30, 2004 and 2003, the Company recorded approximately $0.1 million in both periods, and for the nine months ended September 30,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 and 2003, the Company recorded approximately $0.3 million in both periods related to stock-based compensation associated with this 2002 restricted stock grant.

      In September 2004, the Company’s Chief Financial Officer and Chief Operating Officer announced that he was retiring from the Company effective December 31, 2004. Under the terms of his transition agreement, his options were modified such that all remaining unvested outstanding stock options would immediately vest on December 31, 2004 under specified conditions. The total stock based compensation charge related to this modification is approximately $1.3 million, of which $0.3 million has been recorded in the three and nine months ended September 30, 2004. The remaining expense of $1.0 million will be recorded in the fourth quarter of 2004.

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

      As a result of the sale of the Company’s Sniffer product line (“Sniffer”) in July 2004, the Company modified the stock option agreements of several Sniffer executives by accelerating the vesting of their unvested outstanding options. As a result, the Company recorded a stock-based compensation charge of approximately $1.0 million during the three and nine months ended September 30, 2004.

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

      Repriced options. On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063, the then current fair market value of its common stock. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted. During the three and nine months ended September 30, 2004 and 2003, the Company did not incur a charge related to these repriced options subject to variable plan accounting. For the three and nine months ended September 30, 2004 and 2003, the Company’s stock-based compensation charge calculation related to options subject to variable plan accounting was based on quarter-end per share price of the Company’s stock of $20.10 and $13.76, respectively. The Company will incur stock-based compensation charges if the Company’s stock price increases above $20.375 per share. As of September 30, 2004, the Company had options to purchase approximately 0.2 million shares, which were outstanding and subject to variable plan accounting.

      Extended life of vested options held by terminated employees. During a significant portion of 2003, the Company suspended exercises of stock options until its required public company reports were filed with the SEC. The period during which stock options were suspended was known as the blackout period. Due to the blackout period, the Company extended the exercisability of any options of terminated employees that would otherwise expire during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, the Company recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. In the nine months ended September 30, 2004, we recorded a stock-based compensation charge of approximately $0.1 million. During the three and nine months ended September 30, 2003 and the nine

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended September 30, 2004, the Company recorded a stock-based compensation charge of $1.5 million, $2.0 million, and $0.1 million, respectively.

      Extended period of Employee Stock Purchase Plan. In March 2003, the Company announced that the filing of its Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999, and 1998. As a result, effective April 9, 2003 the Company suspended all stock purchases until the 2002 Form 10-K and all required quarterly reports on Form 10-Q were filed with the SEC, as these reports are incorporated by reference into the securities registration statements for the 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”). Due to the blackout period, the Company extended the purchase period of the 2002 Purchase Plan that would otherwise have been purchased on July 31, 2003. Accordingly, the Company recorded a stock-based compensation charge at the period ended September 30, 2003 and continued to record a charge until the shares were purchased under the 2002 Purchase Plan. During the three and nine months ended September 30, 2003, the Company recorded a stock-based compensation charge of approximately $3.0 million for the extended period of the 2002 Purchase Plan.

4.	Business Combinations and Divestitures

IntruVert Networks, Inc.

      On May 14, 2003, the Company acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., (“IntruVert”) a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $98.1 million in cash and $5.2 million of direct expenses, totaling $103.3 million. The Company acquired IntruVert to enhance its network protection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in the Company’s current product offering, and sell IntruVert products to its existing customer base. The results of operations of IntruVert have been included in the Company’s condensed consolidated financial statements since the date of acquisition.

      The Company recorded approximately $5.7 million for acquired in-process research and development which was fully expensed at the time of acquisition because technological feasibility had not been established and there was no alternative use for the projects under development. The ongoing project at IntruVert at the time of acquisition was the development of the Infinity model of the IntruShield sensor. The product was completed in the third quarter of 2003. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years or a weighted average period of 4.5 years. The Company accrued approximately $0.3 million in duplicative site costs for lease space no longer being utilized and permanently vacated related to the IntruVert acquisition. The accrual has been fully utilized.

      As part of the IntruVert acquisition, the Company cancelled all outstanding IntruVert restricted stock and outstanding stock options and agreed to make cash payments to former IntruVert employees contingent upon their continued employment with the Company based on the same vesting terms of their restricted stock or stock option agreements. The payments to former IntruVert employees are recorded ratably over the vesting period as salary expense as the employees are currently providing services to the Company. Payments under the restricted stock plan are paid monthly from an escrow account and will total approximately $3.0 million from the acquisition date through the fourth quarter of 2006. Payments under the stock option plan are being paid monthly through the Company’s payroll and will total approximately $4.1 million from the purchase date through the second quarter of 2007. Cash payments that were fully vested at the date of acquisition were included in the purchase price. If a former IntruVert employee ceases employment with the Company, unvested payment amounts will be returned to the Company.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Entercept Security Technologies, Inc.

      On April 30, 2003, the Company acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $121.9 million in cash and $3.9 million of direct expenses, totaling $125.8 million. The Company acquired Entercept to enhance its system protection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in the Company’s current product offering, and sell Entercept products to its existing customer base. The results of operations of Entercept have been included in the Company’s condensed consolidated financial statements since the date of acquisition.

      The Company recorded approximately $0.9 million for acquired in-process research and development which was fully expensed at the time of the acquisition because technological feasibility had not been established and there was no alternative use for the projects under development. The ongoing project at Entercept at the time of acquisition in was a Linux version of their current product. The project is delayed and product availability is expected in the fourth quarter of 2004. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to six years or a weighted average period of 5.6 years.

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

Original accrual, April 30, 2003	$2,837
Cash payments	(1,019)
Adjustments	(1,137)

Balance, September 30, 2004	$681

      As part of the Entercept acquisition, the Company assumed all outstanding unvested Entercept cash bonus units and agreed to make specified per unit cash payments to former Entercept employees contingent upon their continued employment with the Company for one year based on the vesting terms of such units, which are generally one year. The payments to former Entercept employees were expensed monthly as salary expense as the employees provided services to the Company. All amounts were fully paid from escrow in May 2004.

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

      The following unaudited pro forma financial information presents the combined results of the Company, IntruVert and Entercept as if the acquisitions had occurred at the beginning of 2003 (in thousands except per share amounts):

Nine Months
Ended
September 30, 2003

Net revenue	$667,731

Income before cumulative effect of change in accounting principle	$6,573

Net income	$17,715

Basic net income per share	$0.11

Shares used in per share calculation — basic	160,086

Diluted net income per share	$0.11

Shares used in per share calculation — diluted	164,398

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

Sniffer Technologies

      On July 16, 2004, the Company completed its previously announced sale of its Sniffer product line to Network General Corporation (“the Buyer”) and recorded a gain on the sale of approximately $197.4 million

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the three and nine months ended September 30, 2004. The total consideration, subject to working capital adjustments, received by the Company during the three months ended September 30, 2004, was approximately $212.7 million in cash, net of approximately $4.0 million of direct expenses.

      The following is a listing of assets and liabilities that were sold or assumed through the transaction on July 16, 2004 (in thousands):

Assets:
Prepaid expenses	$2,237
Inventory	6,759
Equipment, net	1,711
Goodwill	50,547

Total assets	$61,254

Liabilities:
Accrued liabilities	$2,069
Deferred revenue	43,477

Total liabilities	$45,546

      The assets and liabilities of Sniffer were located primarily in the Company’s North America and EMEA operating segments. Sniffer assets and liabilities in the Company’s other reporting units were not material. Revenues related to Sniffer were approximately $10.2 million and $47.7 million for the three months ended September 30, 2004 and 2003, respectively, and $90.9 million and $146.2 million for the nine months ended September 30, 2004 and 2003, respectively. Revenues related to Sniffer were $210.2 million for the year ended 2003.

      Furthermore, in conjunction with the sale of the Sniffer, the Company entered into a transition services agreement with the Buyer. Under the agreement, the Company provides certain transitional services, including initial order processing, use of facilities, transaction processing services and certain other back office functions for the Buyer. The Company will be reimbursed for its costs plus a profit margin. Operating expenses under such agreement are included in the Company’s general and administrative expenses, while reimbursements for such expenses are included in the caption “Reimbursements from transition services agreement” on the accompanying statements of income. During the three and nine months ended September 30, 2004, the Company recorded approximately $3.7 million of reimbursements under the transition services agreement.

Magic Solutions

      In December 2003, the Company announced the sale of its Magic Solutions product line (“Magic”) to BMC Software for approximately $47.1 million in cash plus final purchase price adjustments. At December 31, 2003, the carrying values of assets and liabilities related to Magic were presented as held for sale on the

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheet. The following were the components of Magic at December 31, 2003 (in thousands):

Assets:
Accounts receivable, net of allowance for doubtful accounts of $215	$12,991
Prepaid expenses	888
Inventory	20
Equipment, net	1,023
Goodwill	9,797

Assets held for sale	$24,719

Liabilities:
Accounts payable	$215
Accrued liabilities	1,050
Deferred revenue	22,045

Liabilities related to assets held for sale	$23,310

      The assets and liabilities of Magic were located primarily in the Company’s North America and EMEA reporting units. Magic assets and liabilities in the Company’s other reporting units were not material. Revenues related to Magic were approximately $14.4 million for the three months ended September 30, 2003, and $2.9 million and $45.8 million for the nine months ended September 30, 2004 and 2003, respectively. Revenues related to Magic were $63.2 million for the year ended 2003.

      The Company completed the transaction on January 30, 2004. As a result of the sale, the Company recorded a gain of approximately $46.2 million for the nine months ended September 30, 2004.

5.	Goodwill and Other Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company performs an impairment review of its goodwill on at least an annual basis. The Company completed its annual goodwill impairment review as of October 1, 2003, during the fourth quarter of 2003 and concluded that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. In conjunction with the sale of Sniffer (See Note 4), the Company determined that approximately $50.5 million of goodwill should be allocated to Sniffer from the North America reporting unit and this amount is reflected in the “Adjustments” column below. Furthermore, as a result of the sale of Sniffer and Magic, the Company tested goodwill, excluding Sniffer and Magic. These impairment tests were performed during the three months ended March 31, 2004 and September 30, 2004, respectively, and no impairment was identified. The Company will continue to test for impairment annually unless a potential impairment indicator occurs.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill information is as follows (in thousands):

			Effects of
	January 1,		Foreign Currency	September 30,
	2004	Adjustments	Exchange	2004

North America	$364,325	$(50,826)	$209	$313,708
EMEA	44,360	(42)	45	44,363
Japan	16,748	(8)	—	16,740
Asia-Pacific (excluding Japan)	6,087	(9)	—	6,078
Latin America	12,073	(1,382)	(256)	10,435

Total	$443,593	$(52,267)	$(2)	$391,324

      Adjustments to goodwill (other than the North American adjustment related to the Sniffer sale) reflect purchase price adjustments made in periods subsequent to the acquisition.

      The components of intangible assets are as follows (in thousands):

		September 30, 2004			December 31, 2003

		Accumulated			Accumulated
		Amortization			Amortization
	Gross	(Including Effects	Net	Gross	(Including Effects	Net
	Carrying	of Foreign	Carrying	Carrying	of Foreign	Carrying
	Amount	Currency Exchange)	Amount	Amount	Currency Exchange)	Amount

Other intangible assets:
Purchased technologies	$110,832	$(68,877)	$41,955	$116,037	$(64,439)	$51,598
Trademarks, patents, customer base, and other intangibles	88,764	(44,766)	43,998	103,431	(49,077)	54,354

	$199,596	$(113,643)	$85,953	$219,468	$(113,516)	$105,952

      The aggregate amortization expenses for the intangible assets listed above totaled $6.3 million and $7.1 million for the three months ended September 30, 2004 and 2003, respectively, and $20.0 million and $20.3 million for the nine months ended September 30, 2004 and 2003, respectively.

      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
Remainder of 2004	$5,952
2005	23,270
2006	20,401
2007	17,646
2008	12,277
Thereafter	6,407

$85,953

6.	Restructuring

2004 Restructuring

      During the nine months ended September 30, 2004, the Company recorded a number of restructuring charges related to the reduction of employee headcount. In the first quarter of 2004, the Company recorded a

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to its North America and EMEA operating segments, respectively. The workforce size was reduced primarily due to the Company’s sale of Magic. In the second quarter of 2004, the Company recorded a restructuring charge of approximately $1.6 million related to the severance of approximately 80 employees in the Company’s sales, technical support and general and administrative functions. Approximately $0.6 million of the restructuring charge was related to the Company’s EMEA operating segment and the remaining $1.0 million was related to its North America operating segment. Lastly, in the third quarter of 2004, the Company recorded a restructuring charge related to ten employees which totaled approximately $0.9 million, all of which related to the Company’s North America operating segment. All employees have been terminated at September 30, 2004. The reductions in the second and third quarters are part of the previously announced cost-savings measures being implemented by the Company.

      In September 2004, the Company permanently vacated an additional two floors in its Santa Clara headquarters building. As a result of this vacancy, the Company recorded a $7.8 million accrual for the estimated lease related costs associated with the permanently vacated facility, offset by a $1.3 million write off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. The Company also recorded a non-cash charge of approximately $0.8 million related asset disposals of certain leasehold improvements. The total restructuring charge of $7.3 million and related cash outlay are based on management’s current estimates. As of September 30, 2004, $1.0 million of the accrued lease termination costs have been classified as current accrued liabilities, while the remaining balance of $5.5 million has been classified as other long term liabilities.

      Additionally, in September 2004, the Company announced it was moving its European headquarters to Ireland, which is expected to be substantially completed by the first quarter of 2005. As a result of this relocation, approximately 80 employees in EMEA research and development, operations and finance were notified that their jobs would be moving to Ireland. The severance under this plan is being accrued as the employees provide transition services to the Company. At September 30, 2004, the Company accrued approximately $0.2 million under this severance plan. The total estimated costs under the plan are expected to be between $2.5 million and $3.5 million and will vary based on actual number of employees that accept the plan. The costs will be substantially paid in the first quarter of 2005.

      The following table summarizes the Company’s restructuring accrual established through September 30, 2004 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	6,512	4,906	63	11,481
Cash payments	—	(3,021)	—	(3,021)
Adjustment to liability	—	(292)	—	(292)

Balance, September 30, 2004	$6,512	$1,593	$63	$8,168

2003 Restructuring

      In January 2003, as part of a restructuring effort to gain operational efficiencies, the Company consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into its newly constructed regional headquarters facility in Plano, Texas. The facility houses employees working in finance,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

legal, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses.

      As part of the consolidation of activities into the Plano facility, the Company relocated employees from its Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, the Company recorded a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities, offset by a $1.9 million write off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. The Company also recorded a non-cash charge of approximately $2.1 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment. The total restructuring charge of $15.8 million and related cash outlay are based on management’s current estimates. As of September 30, 2004, $1.4 million of the accrued lease termination costs have been classified as current accrued liabilities, while the remaining balance of $9.3 million has been classified as other long term liabilities.

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

      In second quarter of 2004, the Company adjusted the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustment decreased the liability by approximately $0.5 million. In the third quarter of 2004, the Company further adjusted the restructuring accrual related to lease termination costs to record an additional $0.1 million of restructuring expense. Both adjustments were related to changes in estimates related to the sublease income to be received over the remaining lease term. Lastly, during 2004, the Company recorded a $0.1 million adjustment to severance and other benefits from its EMEA operating segment as the benefits were not utilized.

      The following table summarizes the Company’s restructuring accrual established in 2003 and activity through September 30, 2004 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	13,803	6,692	739	21,234
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	12,286	317	—	12,603
Cash payments	(1,566)	(194)	—	(1,760)
Adjustment to liability	(481)	(123)	—	(604)
Accretion	420	—	—	420

Balance, September 30, 2004	$10,659	$—	$—	$10,659

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s estimates of the excess facilities charge recorded during 2003 and 2004 may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the Company’s success in negotiating with its lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2003 and 2004 were allocated to the North American operating segment.

7.	Convertible Debt and Line of Credit

      Convertible debt is comprised of the following amounts (in thousands):

	September 30,	December 31,
	2004	2003

5.25% Convertible Subordinated Notes due 2006
Face Value (including accumulated fair value adjustment of $2,397 at December 31, 2003)	$—	$347,397

5.25% Convertible Subordinated Note Due 2006

      In August 2001, the Company issued 5.25% convertible subordinated notes (“Notes”) due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds (after deducting fees and expenses) of $335.1 million. The amortization of the issuance costs related to the Notes was calculated using the effective interest method and was recorded as additional interest expense in the statements of income. The Notes were unsecured and were subordinated to all existing and future Senior Indebtedness (as defined in the related indenture). The Notes had no restrictive financial covenants. Interest was payable in cash semi-annually in arrears on February 15 and August 15 of each year, and started on February 15, 2002 and was approximately $18.1 million, annually without giving effect to the related floating rate interest swap (See Note 8).

      On August 20, 2004, the Company redeemed all of the outstanding Notes for approximately $265.6 million. Prior to the redemption date, approximately $83.4 million in aggregate principal amount of the Notes converted into approximately 4.6 million shares of the Company’s common stock. In the three and nine months ended September 30, 2004, the Company recorded a loss on redemption of the Notes of approximately $15.1 million. The loss was the result of the write-off of unamortized debt issuance costs, fair value adjustment of the debt and 1.3125% premium paid for redemption.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Line of Credit

      The Company has a $16.5 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including, but not limited to, interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company and bank at the time of each specific transaction. The credit facility is intended to be used for short term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding at September 30, 2004.

8.	Interest Rate Swap Transaction

      In July 2002, the Company entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”), to hedge the interest rate risk of its then-outstanding 5.25% Convertible Subordinated Notes due 2006 (See Note 7).

      The notional amount of the Transactions was $345.0 million to match the entire principal amount of the Notes. The Company received fixed payments from the Banks equal to 5.25% percent of the notional amount, payable on February 15 and August 15 which started on August 15, 2002. In exchange, the Company paid to the Banks floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months which began on August 15, 2002.

      The Transactions were scheduled to terminate on August 15, 2006 (“Termination Date”), subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the average closing price of the Company’s common stock equals or exceeds $22.59 per share for a five day period. Depending on the timing of the early termination event, the Banks were obligated to pay the Company an amount equal to the repurchase premium called for under the terms of the Notes. The Company redeemed the Notes on August 20, 2004, however, the Company has left the swap intact. Therefore, the swap has become a speculative investment and is marked to market each period with gains and losses being reported in the statements of income.

      The original Transactions qualified and were designated as a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative was recognized at fair value on the consolidated balance sheet with an offsetting entry to the consolidated statement of income. In addition, changes in fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the statement of income. The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes are recognized as interest and other expense. The net unrealized gain recorded for the three months ended September 30, 2004 and 2003 was approximately $0.2 million and $1.7 million, respectively, and for the nine months ended September 30, 2004 and 2003 was approximately $3.2 million and $3.8 million, respectively. The estimated fair value of the Transactions was $3.6 million and $12.5 million at September 30, 2004 and 2003, respectively.

      To test effectiveness of the hedge, regression analysis was performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes was calculated as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For 2004 and 2003, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

      In support of the Company’s obligation under the Transactions, the Company is required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral is presented as restricted cash in the condensed consolidated balance sheets. On October 27, 2004, the average five day closing price of the Company’s common stock was $22.59, and in accordance with the Transactions’ agreement, the swap was automatically terminated.

9.	Net Income Per Share

      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Numerator — Basic
Income before cumulative effect of change in accounting principle	$118,148	$10,774	$186,318	$14,597
Cumulative effect of change in accounting principle, net of tax	—	—	—	11,142

Net income	$118,148	$10,774	$186,318	$25,739

Numerator — Diluted
Income before cumulative effect of change in accounting principle	$118,148	$10,774	$186,318	$14,597
Cumulative effect of change in accounting principle, net of tax	—	—	—	11,142
Interest on convertible debentures(1)	1,546	—	7,561	—

Net income	$119,694	$10,774	$193,879	$25,739

Denominator — Basic
Basic weighted average common shares outstanding	158,151	160,347	160,321	160,086

Denominator — Diluted
Basic weighted average common shares outstanding	158,151	160,347	160,321	160,086
Effect of dilutive securities:
Convertible debentures(1)	10,584	—	16,235	—
Common stock options and shares subject to repurchase(2)	3,368	3,634	3,604	4,147
Warrants	—	160	32	165

Diluted weighted average shares	172,103	164,141	180,192	164,398

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.75	$0.07	$1.16	$0.09
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.07

Net income per share — Basic	$0.75	$0.07	$1.16	$0.16

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Diluted net income per share:
Income before cumulative effect of change in accounting principle change	$0.70	$0.07	$1.08	$0.09
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.07

Net income per share — Diluted	$0.70	$0.07	$1.08	$0.16

(1)	For the three and nine months ended September 30, 2003, convertible debt interest and related as-if converted shares were excluded from the calculation since the effect was anti-dilutive. The total number of shares excluded from the calculation related to as-if converted shares was 19.1 million.

(2)	For the three and nine months ended September 30, 2004, 6.2 million and 7.0 million options, respectively, and for the three and nine months ended September 30, 2003, 17.0 million and 15.9 million options, respectively, to purchase common stock, were excluded from the calculation since the effect was anti-dilutive.

10.	Business Segment Information

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

      The Company markets and sells, through its geographic regions, anti-virus and security software, hardware and services and previously, through its Sniffer product line, network management software, hardware and services. These products and services are marketed and sold worldwide primarily through resellers, distributors, systems integrators, retailers, original equipment manufacturers, Internet service providers and directly by the Company. In addition, the Company offers web sites, which provide suites of on-line products and services personalized for the user based on the users’ PC configuration, attached peripherals and resident software. The Company also offers managed security and availability applications to corporations and governments on the Internet.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is the summary of the Company’s net revenue from external customers and income before provision for income taxes and cumulative effect of change in accounting principle by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net revenue by region:
North America	$131,059	$152,102	$408,917	$426,875
EMEA	61,376	55,457	174,780	175,315
Japan	12,636	9,016	38,518	28,291
Asia-Pacific (excluding Japan)	10,624	6,405	27,158	20,449
Latin America	5,938	4,795	17,016	13,184

Net revenue	$221,633	$227,775	$666,389	$664,114

Income before provision for income taxes and cumulative effect of change in accounting principle:
North America	$167,510	$16,652	$261,341	$8,164
EMEA	20,488	(7,053)	5,688	(6,369)
Japan	(720)	(1,089)	(4,759)	(1,310)
Asia-Pacific (excluding Japan)	11,152	5,386	29,694	18,997
Latin America	1,027	(628)	886	(1,835)

Income before provision for income taxes and cumulative effect of change in accounting principle	$199,457	$13,268	$292,850	$17,647

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Software licenses	$26,912	$75,490	$125,123	$262,706
Maintenance	112,179	79,795	321,418	219,644
Hardware	16,415	25,791	65,300	61,738
Consulting	3,619	6,734	12,222	21,578
Training	805	1,870	4,778	6,296
Hosting arrangements	39,512	19,005	98,716	49,715
Retail and other	22,191	19,090	38,832	42,437

Total	$221,633	$227,775	$666,389	$664,114

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenue information on a product family basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

McAfee	$196,989	$157,595	$538,221	$454,325
Sniffer	10,187	47,745	90,878	146,243
Magic	—	14,441	2,850	45,835
IntruShield	12,921	5,478	29,714	6,388
McAfee Research	1,536	2,516	4,726	9,672
PGP	—	—	—	1,651

Total	$221,633	$227,775	$666,389	$664,114

11.	Litigation

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims against its members of board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance. As a result of the insurance policy coverage, the Company believes the estimated exposure of these indemnification agreements is minimal.

•	Under the terms of the Company’s agreement to sell Sniffer in July 2004, the Company agreed to indemnify the purchaser for any breach of representations or warranties in the agreement, for any failure to perform, satisfy or discharge any of its agreements or covenants contained therein, as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). The maximum potential loss related to the indemnification is $200 million, under limited circumstances. To date, the Company has paid no amounts under the representations and warranties indemnification. The Company has not recorded any accruals related to these agreements.

•	Under the terms of the Company’s agreement to sell Magic in January 2004, the Company agreed to indemnify the purchaser for any breach of representations or warranties in the agreement, for any failure to perform, satisfy or discharge any of its agreements or covenants contained therein, as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, the Company has paid no amounts under the representations and warranties indemnification. The Company has not recorded any accruals related to these agreements.

•	Under the terms of the Company’s agreements to sell the PGP and Gauntlet assets in 2001, the Company agreed to indemnify the purchasers for any breach of representations or warranties in the agreement, for any failure to perform, satisfy or discharge any of its agreements or covenants contained therein, as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). The Company’s indemnification obligations with respect to breaches of representations or warranties have expired. No maximum liability is stipulated in the agreement related to any undiscovered liabilities. The Company has paid $0.4 million under the representations and warranties indemnification. The Company has not recorded any accruals related to these agreements.

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

      During analysis of the Company’s international subsidiaries’ 2003 deferred revenue balances, the Company detected that its accounting system was recognizing deferred revenue using fluctuating foreign currency exchange rates. However, the subsidiaries’ deferred revenue should be recognized using the exchange rate applied when the deferred revenue was initially recorded. As a result, the Company made the following adjustments to previously reported 2003 amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Product revenue	$120,372	$120,371	$366,880	$366,881
Services and support revenue	106,482	107,404	296,701	297,233

Net revenue	$226,854	$227,775	$663,581	$664,114

Income from operations	$9,172	$10,093	$12,174	$11,840

Provision for income taxes	$2,470	$2,494	$3,036	$3,050

Net income	$9,877	$10,774	$25,220	$25,739

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.06	$0.07	$0.09	$0.09
Cumulative effect of change in accounting principle net of taxes	—	—	0.07	0.07

Earnings per share — Basic	$0.06	$0.07	$0.16	$0.16

Diluted income per share:
Income before cumulative effect of change in accounting principle	$0.06	$0.07	$0.09	$0.09
Cumulative effect of change in accounting principle net of taxes	—	—	0.07	0.07

Earnings per share — Diluted	$0.06	$0.07	$0.16	$0.16

14.	Subsequent Event

      On October 1, 2004, the Company acquired 100% of the outstanding capital shares of Foundstone, Inc., a provider of risk assessment and vulnerability services and products for approximately $86 million, including $83 million in cash, and assumption of certain liabilities, subject to purchase price adjustments. The financial results of Foundstone will be included in the Company’s results of operations from the date of acquisition. The Company is in the process of obtaining an independent appraisal of the acquired assets and liabilities. Accordingly, it is not practicable to provide a purchase price allocation or the valuation of acquired intangible assets at this time. The results of operations of Foundstone to date have not been material.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

      Some of the statements contained in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 52 in this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview and Executive Summary

      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer protection solutions are offered primarily to large enterprises, governments, small and medium sized business and consumer users. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific (excluding Japan) and Latin America. See note 10 to our condensed consolidated financial statements for a description of revenues and operating income by geographic region.

      We derive our revenue and generate cash from customers from primarily two sources (i) product revenue, which includes software license, hardware and royalty revenue, and (ii) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue. For the three and nine months ended September 30, 2004, our net revenue was $221.6 million and $666.4 million, respectively, and our net income was $118.1 million and $186.3 million, respectively. For the three and nine months ended September 30, 2003, our net revenue was $227.8 million and $664.1 million, respectively, and our net income was $10.8 million and $25.7 million, respectively.

      Net income for the nine months ended September 30, 2004 of $186.3 million was favorably impacted by a total gain of approximately $243.6 million from the sale of our Magic product line of $46.2 million in

January 2004 and our Sniffer product line of $197.4 million in July 2004, and insurance reimbursements of approximately $25.0 million ($19.1 million received in first quarter of 2004 and $5.9 million received in the second quarter of 2004) relating to our previously settled class action lawsuit. Net income for the first nine months of 2003 was favorably impacted by a cumulative effect of a change in accounting principle of $11.1 million related to our accounting for sales commissions. Our net revenue is impacted by corporate, government and consumer spending levels. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Sales by geography. We operate our business in five geographic regions: North America (U.S. and Canada); Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific (excluding Japan) and Latin America. During the three and nine months ended September 30, 2004, 41% and 39% of our net revenue, respectively, was generated outside of North America. During the three and nine months ended September 30, 2003, 33% and 36% of our net revenue, respectively, was generated outside of North America. North America and EMEA collectively accounted for approximately 86% of our total net revenue in the three months ended September 30, 2004 and 87% in the nine months ended September 30, 2004. North America and EMEA collectively accounted for approximately 91% of our total net revenue in both the three months and nine months ended September 30, 2003.

•	Sales by product and customer category:

•	McAfee. Our McAfee products include enterprise, small and medium sized businesses (“SMB”) and consumer products, with enterprise including our Entercept host-based intrusion protection products which were acquired in connection with the Entercept acquisition in April 2003. While SMB sales of $54.4 million for the third quarter of 2004 were flat as compared to $54.6 million for the third quarter of 2003, SMB sales showed sequential improvement increasing 10% from $49.4 million for the second quarter of 2004 to $54.4 million in the third quarter of 2004. Enterprise sales, excluding IntruShield, for the third quarter of 2004 were $50.8 million, a 11% decline from $56.9 million in the second quarter of 2004 and a 7% decline from $54.6 million in the third quarter of 2003. The year over year decline reflects the impact of our perpetual plus license model, which recognizes less revenue upfront and defers more revenue to future periods. The decline from the second quarter of 2004 reflects primarily a drop in U.S. enterprise sales due to disruption in our U.S. direct sales force organization following the Sniffer sale (many of the sale personnel transferred to Sniffer also sold McAfee products) and an anticipated seasonal decline in the third quarter.

We continue to experience significant growth in the consumer market. Our consumer market is comprised of our McAfee consumer on-line subscription service and retail boxed product sales. In the quarter ended September 30, 2004, we added 903,000 net new subscribers. Revenue from our consumer security market increased 33% from $69.0 million during the second quarter of 2004 to $91.7 million during the third quarter of 2004. Our consumer security revenue was $48.4 million during the third quarter of 2003. At September 30, 2004, we had a total subscriber base of approximately 6.3 million consumer customers and our average subscriptions per subscriber was 1.44. Drivers of this subscriber growth include (i) numerous virus outbreaks during the second half of 2003 and through 2004, including variations of Sasser, MyDoom, Bagle and NetSky, and (ii) continued strategic relationships with channel partners, such as AOL, Dell and MSN. In October 2004, we announced a renewed relationship with AOL under which, among other things, AOL will offer our on-line PC anti virus services to AOL members as part of their AOL subscription and membership experience for both broadband and dial up members.

•	IntruShield. Our IntruShield network protection products, acquired by us in the second quarter of 2003, are sold primarily to enterprises and SMBs. During the three and nine months ended September 30, 2004, we recorded $12.9 million and $29.7 million, respectively, of sales of IntruShield products. During the three and nine months ended September 30, 2003, we recorded sales of IntruShield products of $5.5 million and $6.4 million, respectively.

•	Sniffer Technologies. We sold our Sniffer product line to Network General on July 16, 2004. In addition to retaining the pre-closing Sniffer accounts receivable, at closing we received approximately

$212.7 million in cash, net of direct expenses. Sniffer revenues decreased 79% from $47.7 million in the third quarter of 2003 to $10.2 million in the third quarter of 2004, and decreased 38% from $146.2 million in the nine months ended September 30, 2003 to $90.9 million in the nine months ended September 30, 2004, all due to the sale of Sniffer in July 2004. In the near term, the loss of future Sniffer revenues may increase our operating expenses as a percentage of net revenue as we will not be able to reduce expenses as quickly as revenue will be reduced since Sniffer has been sold. We have agreed to provide certain post-closing transitional services to Network General. We are reimbursed for our cost plus a profit margin and present these reimbursements as a reduction of operating expenses on a separate line in our statement of income. In the three and nine months ended September 30, 2004, we have recorded approximately $3.7 million for these transition services.

•	Magic. We sold the assets of our Magic Solutions service desk product line to BMC Software, Inc. The sale closed on January 30, 2004 and we received cash proceeds of approximately $47.1 million, net of direct expenses. During the three months ended September 30, 2003, net revenue from the sale of Magic Solutions products totaled approximately $14.4 million. During the nine months ended September 30, 2004 and 2003, net revenue from the sale of Magic Solutions products totaled approximately $2.9 million and $45.8 million, respectively.

      See note 10 to our condensed consolidated financial statements for a description of revenues on a product and service basis and a product group basis.

•	Deferred revenue balances. Our deferred revenue balance at September 30, 2004 and December 31, 2003 was $521.1 million, and $459.6 million, excluding approximately $22.0 million which relates to our Magic product line at December 31, 2003 classified as liabilities related to assets held for sale, respectively. In the middle of 2003, we introduced our perpetual plus licensing program in EMEA and completed the planned implementation of perpetual plus worldwide with its introduction in North America in the first quarter of 2004. Under the perpetual plus licensing program more revenue is allocated to service and support, therefore increasing the deferred revenue balance. The balance of deferred revenue has increased 31% from $396.4 million at September 30, 2003 to $521.1 million at September 30, 2004, primarily due to the perpetual plus licensing program.

•	Bookings. Bookings represent contractual and other arrangements entered into in a particular period for which revenue may be recognized by us in the current or future periods. Although deferred revenue is a better predictor of future revenues, we believe bookings are also an indicator of future revenues. There is no certainty that bookings will result in future revenues because, among other things, customers may modify or cancel these orders or we may be unable to fulfill our obligations under the arrangements. For the three months ended September 30, 2004, bookings totaled $252.4 million, which decreased 18% from $307.4 million for the second quarter of 2004, which includes $41.4 million of Sniffer bookings.

•	Cash, cash equivalents and marketable securities balances. Cash, cash equivalents and marketable securities balances at September 30, 2004 and December 31, 2003 totaled $847.0 million and $766.3 million, respectively. During the nine months ended September 30, 2004, we generated $279.5 million of cash from operations; generated $152.4 million of cash in investing activities; and used $420.5 million of cash in financing activities. Our cash, cash equivalents and investment balances increased due to payments from our customers from sales recorded in the fourth quarter, which is historically our highest quarter of sales. During the first nine months of 2004, we received approximately $212.7 million of cash, net of direct expenses, related to our sale of Sniffer, approximately $47.1 million of cash, net of direct expenses, related to our sale of Magic and approximately $25.0 million from reimbursements from our insurance carriers related to the class action lawsuit that was settled in October 2003. These increases in cash and investments during 2004 were offset by our purchase of approximately 8.7 million shares of our common stock during the second quarter of 2004 for approximately $145.3 million and an additional 4.0 million shares of our common stock in the third quarter of 2004 for approximately $76.5 million. During the third quarter of 2004, we also used approximately $265.6 million of cash and issued approximately 4.6 million shares of our common stock to redeem all of our outstanding convertible subordinated notes on August 20, 2004. On October 1, 2004, we used approximately $83 million of cash to acquire Foundstone, Inc.

•	Cost reduction and profitability plan. We are engaged in an ongoing cost reduction and profitability plan. The plan, announced in April 2004, is designed to significantly enhance our operating margins by mid-2005. Some of these measures, including programs designed to improve our sales process efficiencies or to rationalize the facilities and infrastructure required to deliver product and customer support, will require initial investments with the related benefits expected in later periods and may result in restructuring charges.

•	In the remainder of 2004, our management remains focused, on among other things, (i) continuing to build on the current momentum in the consumer market and to grow faster than the competition in the consumer space; (ii) increasing revenue from the SMB customers by improving our channel distribution relationships; (iii) implementing cost controls and business streamlining measures required to improve operating margins; and (iv) continuing to grow our intrusion prevention business.

      Our McAfee Protection-in-Depth Strategy is designed to provide a complete set of system and network protection solutions differentiated by intrusion prevention technology that can detect and block known and unknown attacks. To more effectively market our products in our various geographic sales regions, as more fully described below, we have combined complementary products into separate product groups as follows:

•	McAfee System Protection Solutions, which delivers anti-virus and security products and services designed to protect systems such as desktops and servers and

•	McAfee Network Protection Solutions, which offers products designed to maximize the security of networks including network intrusion prevention with McAfee IntruShield, and had included Sniffer Technologies network analysis and availability technologies before its sale in July 2004.

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

McAfee Network Protection Solutions

      McAfee Network Protection Solutions helps enterprises, small businesses, government agencies, educational organizations and service providers maximize the security of their network infrastructure. The McAfee

Network Protection Solutions portfolio features a range of products including McAfee IntruShield for network intrusion detection and prevention. Customers for these products include enterprises, government agencies and educational organizations, as well as service providers. We sold our Sniffer product line in July 2004. Previously, this Sniffer product line included products that capture data, monitor network traffic and collect and report on key network statistics.

Foundstone

      On October 1, 2004, we acquired Foundstone, a leading provider of vulnerability management products and services. We intend to integrate Foundstone’s products into our intrusion prevention technologies to deliver enhanced risk classification of prioritized assets, automated shielding and risk remediation, and automated policy enforcement and compliance. In addition, the Foundstone Professional Services organization will continue to offer market-leading security consulting and product services.

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

Strategic Alliances

      From time to time, we enter into strategic alliances with third parties to serve as a catalyst for our future growth. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. For example, we have an alliance with America Online under which, among other things, our on-line PC anti-virus services will be offered to AOL members as part of their basic membership. We also provide our host-based email scanning services and personal firewall services as a value-added service to AOL. We also have alliances with, among others, Cox Communications, Dell, Wannado, Microsoft, MSN, NEC, NTT DoCoMo, Phoenix Technologies, Telecom Italia and Telefonica.

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

On-Line Subscription Services and Managed Applications

      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our McAfee.com web site where consumers download our anti-virus application using their Internet browser which allows the application to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software patches and upgrades. Our McAfee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller McAfee Internet Privacy Service and McAfee AntiSpyware, as well as combinations of these services through bundles. At September 30, 2004, we had 6.3 million McAfee consumer on-line subscribers.

      Similarly, our SMB business on-line subscription products and services, or our ASaP offerings, provide these customers the most up-to-date anti-virus software. Our ASaP offerings include VirusScan ASaP, which provides anti-virus protection to desktops and file servers, McAfee Managed Mail Protection, which screens e-mails to detect and quarantine viruses and infected attachments and Desktop Firewall ASaP, which blocks unauthorized network access and stops known network threats.

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

Results of Operations

Three and Nine Months Ended September 30, 2004 and 2003

Net Revenue

      The following table sets forth for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Net Revenue				Percentage of Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Product	$65,518	$120,371	$229,256	$366,881	30%	53%	34%	55%
Services and support	156,115	107,404	437,133	297,233	70	47	66	45

Net revenue	$221,633	$227,775	$666,389	$664,114	100%	100%	100%	100%

      Net revenue decreased 3%, or $6.1 million, for the three months ended September 30, 2004 from the three months ended September 30, 2003. The decrease reflects (i) a $37.6 million decrease in our Sniffer product line related to its sale in July 2004 and (ii) a $14.4 million decrease due to the January 2004 sale of Magic, offset by (iii) a $7.4 million increase in our IntruShield product sales following our May 2003 IntruVert acquisition, and (iv) a $39.4 million increase in our McAfee business due to an increase in subscriber growth. Net revenue increased less than 1%, or $2.3 million, for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. The increase reflects (i) a $83.9 million increase in our McAfee business and $23.3 million increase in IntruShield product sales following our May 2003 IntruVert acquisition, offset by (ii) a $43.0 million decrease related to the January 2004 sale of Magic, (iii) a Sniffer revenue decline of $55.4 million, due to generally declining Sniffer sales during 2004 and the sale of Sniffer in July 2004 and (iv) the introduction of our perpetual plus licensing arrangements. In 2003, many of our customers and potential customers had: (i) delayed initiating the purchase process; (ii) increased the evaluation time to complete a purchase or postponed, sometimes indefinitely, full IT deployments; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software/services purchases to those believed by them to be necessary to satisfy an immediate need.

      In 2003, we began introducing our perpetual “plus” licensing arrangements outside of North America. In the first quarter of 2004, we expanded our perpetual “plus” licensing arrangements to North America. Under these arrangements, we provide a perpetual license coupled with additional support, with a higher percentage of the contract value allocated to support revenues. As a result of these arrangements, there has been (i) an increase in services and support revenue relative to product revenue, due to higher renewal rates for support bundled in these arrangements and (ii) an increase of revenue being deferred to future periods as support revenues are deferred and recognized over the life of the arrangement. The perpetual plus licensing model is designed to make our products more competitive in the channel and increase channel volumes, while having the added effect of improving the visibility and predictability of our business through increased deferred revenue balances. As a result of the perpetual plus licensing program, the balance of deferred revenue has increased 31% from $396.4 million at September 30, 2003 to $521.1 million at September 30, 2004.

      The sale of our Sniffer product line was completed in July 2004. Net revenue from our Sniffer product line for the three months ended September 30, 2004 and 2003 was $10.2 million and $47.7 million, respectively. Net revenue from our Sniffer product line for the nine months ended September 30, 2004 and 2003 was $90.9 million and $146.2 million, respectively. Net revenue from Sniffer for the year 2003 was $210.2 million.

Net Revenue by Geography

      The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Net Revenue				Percentage of Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Net Revenue:
North America	$131,059	$152,102	$408,917	$426,875	59%	67%	61%	64%
EMEA	61,376	55,457	174,780	175,315	27	24	26	27
Japan	12,636	9,016	38,518	28,291	6	4	6	4
Asia-Pacific (excluding Japan)	10,624	6,405	27,158	20,449	5	3	4	3
Latin America	5,938	4,795	17,016	13,184	3	2	3	2

Total net revenue	$221,633	$227,775	$666,389	$664,114	100%	100%	100%	100%

      Net revenue outside of North America (United States and Canada) accounted for approximately 41% and 33% of net revenue for the three months ended September 30, 2004 and 2003, respectively. Net revenue outside of North America accounted for approximately 39% and 36% of net revenue for the nine months ended September 30, 2004 and 2003, respectively. Historically and continuing through the first nine months of 2004 and 2003, net revenue from North America and EMEA has comprised 88% to 91% of our business.

      For the three months ended September 30, 2004, total net revenue in North America decreased 14% or $21.0 million to $131.1 million as compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, total net revenue in North America decreased 4%, or $18.0 million, as compared to the nine months ended September 30, 2003. The decrease in revenue for both periods is due to (i) the July 2004 sale of Sniffer and January 2004 sale of Magic, (ii) the introduction of our perpetual plus licensing model in North America in the first quarter of 2004, offset by (iii) increased sales of our IntruShield product and on-line subscription revenues.

      In EMEA, total net revenue increased 11% or $5.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. In EMEA, total net revenue remained flat for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in EMEA net revenues for the three months ended September 30, 2004 is primarily the result of the perpetual plus licensing model being introduced in EMEA in 2003. The perpetual plus licensing model allocates more value to services and support revenue, which is deferred and recognized over the service period, and not recorded into revenue immediately.

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

      The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Net Revenue				Percentage of Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Term subscription licenses	$5,790	$22,889	$33,650	$93,091	9%	19%	15%	25%
Perpetual licenses	21,122	52,601	91,473	169,615	32	44	40	46
Hardware	16,415	25,791	65,300	61,738	25	21	28	17
Retail and other	22,191	19,090	38,833	42,437	34	16	17	12

Total product revenue	$65,518	$120,371	$229,256	$366,881	100%	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail product and royalties. Each of the $54.9 million, or 46%, decrease in product revenue from the three months ended September 30, 2003 to the three months ended September 30, 2004 and the $137.6 million, or 38%, decrease in product revenue from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 is due to (i) the introduction of our perpetual plus licensing arrangements in North America in the first quarter of 2004, which arrangements have now been implemented worldwide, resulting in reduced product revenues and increased services and support revenue, (ii) our continued shift in focus from retail boxed products to our on-line subscription model for consumers and SMBs and (iii) the Sniffer sale in July 2004. Our hardware revenue decreased $9.4 million from the three months ended September 30, 2003 to the three months ended September 30, 2004, primarily as a result of the Sniffer sale, and increased $3.6 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004, primarily as the result of increased sales of our IntruShield product. We purchased IntruVert in the second quarter of 2003. Retail and other revenue increased $3.1 million in comparing the three months ended September 30, 2004 to 2003 due to an increase in royalty revenue related to OEM and MSP customer contracts.

      Our customers license our software on a perpetual or term subscription basis depending on their preference. We are continuing to see perpetual licenses become a larger percentage of our license revenue in any quarter following the implementation of our perpetual plus licensing model worldwide. Furthermore, support pricing under the perpetual plus model is significantly higher than the subscription model. Thus, revenue is shifting out of the product revenue and into services and support revenue. We expect the remaining mix of product revenue to remain relatively consistent as a percentage of revenue.

      The following table sets forth, for the periods indicated, each major category of our services and support as a percent of services and support revenue.

	Net Revenue				Percentage of Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Support and maintenance	$112,179	$79,795	$321,418	$219,644	72%	74%	74%	74%
Consulting	3,619	6,734	12,222	21,578	2	6	3	7
Training	805	1,870	4,778	6,296	1	2	1	2
On-line subscriptions	39,512	19,005	98,715	49,715	25	18	22	17

Total service and support revenue	$156,115	$107,404	$437,133	$297,233	100%	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. From the three months ended September 30, 2003 to the three months ended September 30, 2004 service and support revenue increased $48.7 million, or 45%, due to (i) a $32.4 million increase in support and maintenance due to our perpetual plus licensing model and

(ii) a $20.5 million increase in our on-line subscription arrangements (McAfee consumer on-line and McAfee ASaP) offset by a $4.2 million combined decrease in consulting and training revenues. From the nine months ended September 30, 2003 to the nine months ended September 30, 2004 service and support revenue increased $139.9 million, or 47%, due to (i) a $101.8 million increase in support and maintenance due to our perpetual plus licensing model and (ii) a $49.0 million increase in our on-line subscription arrangements offset by a $10.9 million combined decrease in consulting and training revenues. The increase in our on-line subscription arrangements is due to an increase in our customer base to approximately 6.3 million subscribers at September 30, 2004, from 3.7 million subscribers at December 31, 2003 and from 3.1 million subscribers at September 30, 2003. The increase in customers was due to our continued channel relationships with Dell, AOL and others, as well as an outbreak of computer viruses in the second half of 2003 continuing through 2004. We believe that the decrease in our consulting and training revenues of $4.2 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and $10.9 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, was due to our customers reducing consulting and training budgets when reducing overall IT costs and projects. In connection with our October 2004 Foundstone acquisition, we expect consulting revenues to increase in future periods.

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

Cost of Net Revenue; Gross Margin

					Percentage of Cost of
	Cost of Net Revenue				Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Cost of net revenue:
Product	$21,935	$22,484	$69,383	$61,539	64%	59%	64%	57%
Services and support	9,526	12,016	30,165	38,248	28	32	28	36
Amortization of purchased technology	2,812	3,435	9,481	7,952	8	9	8	7

Total cost of net revenue	$34,273	$37,935	$109,029	$107,739	100%	100%	100%	100%

Gross margin	$187,360	$189,840	$557,360	$556,375

Gross margin percentage	85%	83%	84%	84%

      Our total cost of net revenue decreased for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, by $3.7 million, or 10%. This decrease is primarily due to the Sniffer sale and the Magic sale in July and January 2004, respectively, offset by increased sales of our IntruShield hardware and an increase in revenue sharing costs related to our McAfee consumer on-line subscriptions originating through strategic partners. Our total cost of net revenue for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 increased by $1.3 million, or 1%. This increase is primarily due to increased sales of our IntruShield hardware and an increase in revenue sharing costs related to our McAfee consumer on-line subscription model due to higher subscriptions originating through strategic partners, offset by the Sniffer and Magic sales.

      Cost of Product Revenue. Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels; royalties; and, with respect to hardware-based anti-virus products and network protection products, computer platforms and other hardware compo-

nents. Our cost of product revenue decreased $0.5 million, or 2%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This decrease is due to the Sniffer sale in July 2004, offset by increased sales of IntruShield hardware (IntruVert was acquired in May 2003) and an increase in costs related to revenue sharing arrangements with our McAfee consumer on-line strategic partners. As a percentage of total cost of net revenue, these costs increased from 59% to 64% from the three months ended September 30, 2003 to the three months ended September 30, 2004.

      Our cost of product revenue increased $7.8 million, or 13% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is due to the sales of IntruShield hardware (IntruVert was acquired in May 2003), and an increase in costs related to revenue-sharing arrangements with our McAfee consumer on-line strategic partners, offset by the Sniffer sale in July 2004. As a percentage of total cost of net revenue, these costs increased from 57% to 64% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. We anticipate that cost of product revenue will continue to fluctuate as a percent of cost of net revenue, due to various factors including but not limited to product mix, material and labor costs, warranty costs.

      Cost of Services and Support. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services. Our cost of services and support revenue decreased $2.5 million, or 21% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This decrease is primarily due to reduced support and consulting headcount as a result of our sale of Magic and on-going restructuring efforts. As a percentage of total cost of net revenue, these costs decreased from 32% to 28% from the three months ended September 30, 2003 to the three months ended September 30, 2004.

      Our cost of services and support revenue decreased $8.1 million, or 21% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This decrease is primarily due to reduced support and consulting headcount as a result of the Magic sale and on-going restructuring efforts. As a percentage of total cost of net revenue, these costs decreased from 36% to 28% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. We anticipate that cost of service revenue will continue to fluctuate as a percent of cost of net revenue.

      Amortization of Purchased Technology. Amortization of purchased technology decreased $0.6 million or 18%, from the three months ended September 30, 2003 to the three months ended September 30, 2004. This decrease is due to purchased technology from the Deersoft and Spam Killer (acquired by McAfee.com) acquisitions becoming fully amortized. Amortization of purchased technology increased $1.5 million or 19%, from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The increase is due to our acquisitions of Entercept and IntruVert in the three months ended September 30, 2003, in which we recorded purchased technology of $21.7 million and $18.2 million, respectively. The purchased technology is being amortized over its estimated useful life ranging from 18 months to seven years. We expect amortization of purchased technology to be approximately $3.8 million for the fourth quarter of 2004. This estimate includes approximately $1.0 million of amortization of purchased technology related to our October 2004 Foundstone acquisition.

      Gross Margins. Our gross margins increased to 85% from 83% from the three months ended September 30, 2003 to the three months ended September 30, 2004. Our gross margins remained consistent at 84% during the nine months ended September 30, 2004 and 2003. Gross margins may fluctuate in the future due to various factors, including the mix of products sold, sales discounts, revenue sharing agreements, material and labor costs and warranty costs.

Operating Costs — Three and Nine Months Ended September 30, 2004 and 2003

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

      The following sets forth for the periods indicated, our operating expenses, including the effects of stock-based compensation:

	Operating Expenses				Percentage of Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Research and development	$38,989	$46,705	$128,714	$138,087	18%	21%	19%	21%
Marketing and sales	82,945	91,405	272,017	267,105	37	40	40	40
General and administrative	33,562	37,743	96,672	96,643	15	17	14	15
Reimbursements from transition services agreement	(3,671)	—	(3,671)	—	(2)	—	1	—
Gain (loss) on sale of assets and technology	(195,875)	—	(241,279)	867	(88)	—	(36)	—
Reimbursement related to litigation settlement	—	—	(24,991)	—	—	—	(4)	—
Severance costs related to Sniffer disposition	8,696	—	8,696	—	4	—	1	—
Amortization of intangibles	3,448	3,637	10,537	12,369	1	2	2	2
Restructuring charge	8,549	257	11,421	22,864	4	—	2	3
In-process research and development	—	—	—	6,600	—	—	—	1

Total operating costs, including the effects of stock-based compensation	$(23,357)	$179,747	$258,116	$544,535	(11)%	80%	39%	82%

     The following sets forth for the periods indicated, our operating expenses, excluding the effects of stock-based compensation:

	Operating Expenses				Percentage of Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except percentages)
Research and development(1)	$38,414	$44,503	$126,567	$134,567	18%	20%	19%	20%
Marketing and sales(2)	82,742	88,610	271,127	263,896	37	39	41	40
General and administrative(3)	33,077	36,904	95,780	94,610	15	16	14	15
Reimbursement from transition services agreement	(3,671)	—	(3,671)	—	(2)	—	(1)	—
Gain (loss) on sale of assets and technology	(195,875)	—	(241,279)	867	(88)	—	(36)	—
Reimbursement related to litigation settlement	—	—	(24,991)	—	—	—	(4)	—
Severance costs related to Sniffer disposition(4)	7,705	—	7,705	—	4	—	1	—
Amortization of intangibles	3,448	3,637	10,537	12,369	1	2	2	2
Restructuring charge	8,549	257	11,421	22,864	4	—	2	3
In-process research and development	—	—	—	6,600	—	—	—	1

Total operating costs, excluding the effects of stock-based compensation	(25,611)	173,911	253,196	535,773	(11)%	77%	38%	81%
Stock-based compensation	2,254	5,836	4,920	8,762	—	3	1	1

Total operating costs, including the effects of stock-based compensation	$(23,357)	$179,747	$258,116	$544,535	(11)%	80%	39%	82%

(1)	Excludes stock-based compensation charges of $575 and $2,202 for the three months ended September 30, 2004 and 2003, respectively, and $2,147 and $3,520 for the nine months ended September 30, 2004 and 2003, respectively.

(2)	Excludes stock-based compensation charges of $203 and $2,795 for the three months ended September 30, 2004 and 2003, respectively, and $890 and $3,209 for the nine months ended September 30, 2004 and 2003, respectively.

(3)	Excludes stock-based compensation charges of $485 and $839 for the three months ended September 30, 2004 and 2003, respectively, and $892 and $2,033 for the nine months ended September 30, 2004 and 2003, respectively.

(4)	Excludes stock-based compensation charges of $991 for the three and nine months ended September 30, 2004.

      We are currently engaged in a comprehensive cost reduction and productivity plan to significantly enhance our operating margins by mid-2005, which we expect will cause operating margins to fluctuate. In addition, our ability to improve operating margins in the near-term may be impacted by our obligations to provide post-closing services to Network General.

      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Excluding the effects of stock-based compensation of $0.6 million and $2.2 million in the three months ended September 30, 2004 and 2003, respectively, research and development expenses decreased 14% or $6.1 million to $38.4 mil-

lion. Excluding the effects of stock-based compensation of $2.1 million and $3.5 million in the nine months ended September 30, 2004 and 2003, respectively, research and development expenses decreased 6% or $8.0 million to $126.6 million. The decrease in research and development expenses can be attributed to (i) additional headcount being added to our Bangalore research facility whose employees have significantly lower salaries; (ii) a decrease in research and development due to the Magic and Sniffer sales in January and July 2004, respectively; which were offset slightly by increased IntruVert related research and development expenditures following its acquisition in the second quarter of 2003.

      We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to remain relatively flat in future periods and continue to fluctuate as a percent of net revenue.

      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Excluding the effects of stock-based compensation of $0.2 million and $2.8 million in the three months ended September 30, 2004 and 2003, respectively, marketing and sales expenses decreased 7% or $5.9 million to $82.7 million in 2004. This decrease is primarily due to the sale of Magic in January 2004 and Sniffer in July 2004. Excluding the effects of stock-based compensation of $0.9 million and $3.2 million in the nine months ended September 30, 2004 and 2003, respectively, marketing and sales expenses increased 3% or $7.2 million to $271.1 million in 2004. This increase can be attributed to higher sales commissions related to higher bookings in 2004 as compared to 2003, offset by the Magic and Sniffer sales in January and July 2004, respectively.

      We anticipate that marketing and sales expenses will decrease in absolute dollars following the Sniffer sale, and will continue to fluctuate as a percentage of net revenue.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Excluding the effects of stock-based compensation of $0.5 million and $0.8 million for the three months ended September 30, 2004 and 2003, respectively, general and administrative expenses decreased 10% or $3.8 million to $33.1 million in 2004. This decrease is due to the sale of Magic in January 2004 and Sniffer in July 2004. Excluding the effects of stock-based compensation of $0.9 million and $2.0 million for the nine months ended September 30, 2004 and 2003, respectively, general and administrative expenses increased 1% or $1.2 million to $95.8 million in 2004. The increase can be attributable to costs related to the implementation of Sarbanes-Oxley, fees incurred in the Sniffer sale, costs related to outside consultants assisting with our cost reduction strategy, and increased legal fees, all of which were offset by reductions due to the sale of Magic and Sniffer and our cost reduction efforts.

      We expect our general and administrative expenses to decrease as we continue to implement cost control measures and decrease as a percentage of net revenue.

      Reimbursements from Transition Services Agreement. In conjunction with the Sniffer sale, we entered into a transitions service agreement with Network General. Under this agreement, we provide certain back office services to Network General for a period of time, generally expected to be nine months from the acquisition date. The reimbursements we have billed under this agreement totaled approximately $3.7 million during the three and nine months ended September 30, 2004.

      Gain on Sale of Assets and Technology. In December 2003, we announced the sale of our Magic product line to BMC Software. We completed the transaction in January 2004, and as a result, recognized a gain of approximately $46.2 million. In July 2004, we completed the sale of our Sniffer product line to Network General, and as a result, recognized a gain of approximately $197.4 million. These gains were offset by a write-off of equipment of approximately $2.3 million.

      Reimbursement Related to Litigation Settlement. During the first quarter of 2004, we received insurance reimbursements of approximately $19.1 million from our insurance carriers. During the second quarter of 2004, we received a final payment of approximately $5.9 million from our insurance carriers. The reimbursements were a result of our insurance coverage related to the class action lawsuit we settled in October 2003 for $70.0 million. The $70.0 million was expensed in 2002.

      Severance costs related to Sniffer disposition. In conjunction with the sale of the Sniffer product line, we paid severance and bonuses to the former executives of Sniffer for their assistance in the selling of Sniffer. The total bonuses and severance paid during the three and nine months ended September 30, 2004 was approximately $7.7 million. Furthermore, we accelerated the vesting of these executive’s stock options, which resulted in a stock compensation charge of approximately $1.0 million.

      Amortization of Intangibles. We recorded $3.4 million and $3.6 million of amortization related to intangibles for the three months ending September 30, 2004 and 2003, respectively. We recorded $10.5 million and $12.4 million of amortization related to intangibles for the nine months ending September 30, 2004 and 2003, respectively. The decrease in amortization of intangibles in both periods is as a result of several intangibles becoming fully amortized at the end of 2003.

Restructuring Charge

2004 Restructuring

      During the nine months ended September 30, 2004, we have recorded a number of restructuring charges related to the reduction of employee headcount. In the first quarter of 2004, we recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to our North American and EMEA operating segments, respectively. The workforce size was reduced primarily due to the our sale of Magic in January 2004. In the second quarter of 2004, we recorded a restructuring charge of approximately $1.6 million related to the severance of approximately 80 employees in our sales, technical support and general and administrative functions. Approximately $0.6 million of the restructuring charge was related to our EMEA operating segment and the remaining $1.0 million was related to our North American operating segment. Lastly, in the third quarter of 2004, we recorded a restructuring charge related to ten employees which totaled $0.9 million, all of which related to our North American operating segment. All employees have been terminated at September 30, 2004. The reductions discussed above are part of the previously announced cost-savings measures being implemented by us.

      Also, in the third quarter of 2004, we permanently vacated an additional two floors in our Santa Clara headquarters building. As a result of this vacancy, we recorded a $7.8 million accrual for the estimated lease related costs associated with the permanently vacated facility, offset by a $1.3 million write off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $0.8 million related to the discontinued use of certain leasehold improvements. The total restructuring charge of $7.3 million and related cash outlay are based on management’s current estimates. As of September 30, 2004, $1.0 million of the accrued lease termination costs have been classified as current accrued liabilities, while the remaining balance of $5.6 million has been classified as other long term liabilities.

      Additionally, in September 2004, we announced that we were moving our European headquarters to Ireland, which is expected to be substantially completed by the first quarter of 2005. As a result of this relocation, approximately 80 employees in EMEA research and development, operations and finance were notified that their jobs would be moving to Ireland. The severance under this plan is being accrued as the employees provide transition services to us. At September 30, 2004, we accrued approximately $0.2 million under this severance plan. The total estimated costs under the plan are expected to be between $2.5 million and $3.5 million and will vary based on actual number of employees that accept the plan. We expect that substantially all payments will be made during the first quarter of 2005.

      The following table summarizes the our restructuring accrual established through September 30, 2004 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	6,512	4,906	63	11,481
Cash payments	—	(3,021)	—	(3,021)
Adjustment to liability	—	(292)	—	(292)

Balance, September 30, 2004	$6,512	$1,593	$63	$8,168

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

      As part of the consolidation of activities into the Plano facility, we relocated employees from its Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, we recorded a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities, offset by a $1.9 million write off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $2.1 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment. The total restructuring charge of $15.8 million and related cash outlay are based on our management’s current estimates. As of September 30, 2004, $1.4 million of the accrued lease termination costs have been classified as current accrued liabilities, while the remaining balance of $9.3 million has been classified as other long term liabilities.

      Additionally, during the second and third quarters of 2003, we recorded restructuring charges of $6.8 million and $0.6 million, respectively, which consisted of $6.7 million related to a headcount reduction of 210 employees and $0.7 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The restructuring charge related to headcount reductions was $0.9 million and $5.8 million in our North American and EMEA operating segments, respectively. The employees were primarily in the sales, product development and customer support areas. In the third and fourth quarters of 2003, we reversed a total of $1.0 million of restructuring accrual in Europe that was no longer necessary after paying out substantially all accrued amounts to the former employees.

      In second quarter of 2004, we adjusted the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustment decreased the liability by approximately $0.5 million. In the third quarter of 2004, we further adjusted the restructuring accrual related to lease termination costs to record an additional $0.1 million of restructuring expense. Both adjustments were related to changes in estimates related to the sublease income to be received over the remaining lease term. Lastly, during 2004, we also recorded a $0.1 million adjustment to severance and other benefits from its EMEA operating segment as the benefits were not utilized.

      The following table summarizes our restructuring accrual established in 2003 and activity through September 30, 2004 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	13,803	6,692	739	21,234
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	12,286	317	—	12,603
Cash payments	(1,566)	(194)	—	(1,760)
Adjustment to liability	(481)	(123)	—	(604)
Accretion	420	—	—	420

Balance, September 30, 2004	$10,659	$—	$—	$10,659

      Our estimates of the excess facilities charges recorded during 2003 and 2004 may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2003 and 2004 were allocated to our North American operating segment.

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

      Interest and Other Income. Interest and other income increased $0.4 million to $4.6 million from $4.2 million for the three months ended September 30, 2004 when compared to 2003. The increase is primarily due to higher average cash and investment balances in the third quarter of 2004 as compared to the third quarter of 2003. Interest and other income remained flat at $13.2 million for both the nine months ended September 30, 2004 and 2003.

      Interest Expense and Other Expenses. Interest and other expenses decreased $0.7 million to $0.5 million from $1.2 million for the three months ended September 30, 2004 and 2003, respectively. Interest and other expenses decreased $3.0 million to $3.4 million from $6.4 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in both periods is primarily due to our redemption of our convertible debt in August 2004.

      Loss on Redemption of Convertible Debt. In the three and nine months ended September 30, 2004 and the nine months ended September 30, 2003, we recognized a $15.1 million and $2.7 million loss, respectively, on the redemption of all of our remaining convertible debt. In June 2003, we redeemed debt which had an aggregate face amount at maturity of $358.0 million for approximately $177.1 million. The aggregate accreted value of the debt on the date of redemption was $174.5 million. In August 2004, we redeemed all of our outstanding $345.0 million 5.25% convertible notes for approximately $265.6 million in cash and the issuance of approximately 4.6 million of our common shares. The loss was the result of the write-off of unamortized debt issuance costs, fair value adjustment of the debt and 1.3125% premium paid for redemption.

      Provision for Income Taxes. Our consolidated provision for income taxes for the three months ended September 30, 2004 and 2003 was $81.3 million and $2.5 million (including the tax effect on the cumulative effect of change in accounting principle), respectively, reflecting an effective tax rate of 40.8% and 18.8%, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2004 and 2003 was $106.5 million and $5.8 million (including the tax effect on the cumulative effect of change in accounting principle), respectively, reflecting an effective tax rate of 36.4% and 18.5%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits, utilization of foreign tax credits, and lower effective rates in some overseas jurisdictions. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

      Cumulative Effect of Change in Accounting Principle. In the nine months ended September 30, 2003, we had a one-time credit of $11.1 million, net of income taxes, in connection with a change in the way we account for sales commission to sales personnel. Prior to January 1, 2003, we expensed sales commissions as incurred. Commission expense now directly related to sales transactions and is deferred and recognized ratably over the same period as the related revenue is recognized and recorded.

Stock-Based Compensation

      We recorded stock-based compensation charges of $2.3 million and $5.8 million in the three months ended September 30, 2004 and 2003, respectively. We recorded stock-based compensation charges of

$4.9 million and $8.8 million in the nine months ended September 30, 2004 and 2003, respectively. These charges are comprised of the following (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Exchange of McAfee.com options	$830	$1,215	$2,995	$2,278
Existing executives	433	106	647	318
Former employees	991	—	1,132	1,126
Extended life of vested options held by terminated employees	—	1,516	146	2,041
Extended period of Employee Stock Purchase Plan	—	2,999	—	2,999

Total stock-based compensation	$2,254	$5,836	$4,920	$8,762

      Exchange of McAfee.com options. For the three months ended September 30, 2004 and 2003, we recorded a charge of approximately $0.8 million and $1.2 million, respectively, related to exchanged options subject to variable accounting. For the nine months ended September 30, 2004 and 2003, we recorded a charge of approximately $3.0 million and $2.3 million, respectively, related to exchanged options subject to variable accounting. Our stock-based compensation charge related to exchanged options subject to variable accounting was based on our closing share price of $20.10 and $13.76 on September 30, 2004 and 2003, respectively. As of September 30, 2004, we had outstanding exchanged options to acquire approximately 0.5 million shares subject to this variable accounting.

      Existing executives. On January 15, 2002, our board of directors approved a grant of 50,000 shares of restricted stock to our Chairman and CEO. The price of the underlying shares is $0.01 per share. During the three months ended September 30, 2004 and 2003, we recorded approximately $0.1 million in both periods, and for the nine months ended September 30, 2004 and 2003, we recorded approximately $0.3 million in both periods related to stock-based compensation associated with this 2002 restricted stock grant.

      In September 2004, our Chief Financial Officer and Chief Operating Officer announced that he was retiring from our company effective December 31, 2004. Under the terms of his transition agreement, his options were modified such that all remaining unvested outstanding stock options would immediately vest on December 31, 2004 under specified circumstances. The total stock based compensation charge related to this modification is approximately $1.3 million, of which $0.3 million has been recorded in the three and nine months ended September 30, 2004. The remaining expense of $1.0 million will be recorded in the fourth quarter of 2004.

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

      As a result of the Sniffer sale in July 2004, we modified the stock option agreements of several Sniffer executives by accelerated vesting of their unvested outstanding options. As a result, the Company recorded a stock-based compensation charge of approximately $1.0 million during the three and nine months ended September 30, 2004.

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

      Repriced Options. On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063, the then current fair market value of our common stock. Options to purchase a total of 10.3 million shares were cancelled and the same number of new options were granted. During the three and nine months ended September 30, 2004 and 2003, we did not incur a charge related to these repriced options subject to variable plan accounting. For the three and nine months ended September 30, 2004, our stock-based compensation charges related to options subject to variable plan accounting were based on quarter-end per share price of our stock of $20.10. For the three and nine months ended September 30, 2003, stock-based compensation charges related to options subject to variable plan accounting were based on quarter end per share price of our stock of $13.76. As of September 30, 2004, we had options to purchase approximately 0.2 million shares, which were outstanding and subject to variable plan accounting.

      Extended life of vested options held by terminated employees. During a significant portion of 2003, we suspended exercises of stock options until our required public company reports were filed with the SEC. The period during which stock options were suspended is known as the blackout period. Due to the blackout period, we extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, we recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. In the nine months ended September 30, 2004, we recorded a stock-based compensation charge of approximately $0.1 million. During the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004, we recorded a stock-based compensation charge of $1.5 million, $2.0 million, and $0.1 million, respectively.

      Extended period of Employee Stock Purchase Plan. In March 2003, we announced that the filing of its Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999, and 1998. As a result, effective April 9, 2003 we suspended all stock purchases until the 2002 Form 10-K and all required quarterly reports on Form 10-Q were filed with the SEC, as these reports are incorporated by reference into the securities registration statements for the 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”). Due to the blackout period, we extended the purchase period of the 2002 Purchase Plan that would otherwise had been purchased on July 31, 2003. Accordingly, we recorded a stock-based compensation charge at the period ended September 30, 2003 until the shares were purchased under the 2002 Purchase Plan. During the three and nine months ended September 30, 2003, we recorded a stock-based compensation charge of approximately $3.0 million for the extended period of the 2002 Purchase Plan.

Recent Accounting Pronouncements

      See Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Net cash provided by operating activities	$271,751	$156,690
Net cash provided by (used in) investing activities	$160,089	$(333,982)
Net cash used in financing activities	$(420,504)	$(156,783)

Overview

      At September 30, 2004, we had cash, cash equivalents and marketable securities totaling $847.0 million, as compared to $766.3 million at December 31, 2003. In the nine months ended September 30, 2004, we received cash proceeds of approximately $25.0 million of insurance reimbursements from our insurance carriers related to the settling of our class action lawsuit. We also received approximately $47.1 million, net of direct expenses from the sale of Magic and $212.7 million, net of direct expenses, from the sale of Sniffer, as well as approximately $66.9 million related to our employee stock purchase plan and stock option exercises. Uses of cash during the nine months ended September 30, 2004, included $265.6 million to redeem previously outstanding 5.25% convertible notes, the repurchase of approximately 12.6 million shares of our common stock for approximately $221.8 million, the purchase of approximately $19.7 million of property and equipment, and net purchase of marketable securities of approximately $80.3 million, as well as the payment of our routine operating expenses. A more detailed discussion of changes in our liquidity follows.

Operating Activities

      Net cash provided by operating activities for the nine months ended September 30, 2004 and 2003 was the result of our net income of $186.3 million and $25.7 million, respectively, which is adjusted for non-cash items such as depreciation and amortization, gain on the sale of assets and technology, non-cash interest, non-cash loss on repurchase of convertible debt, stock-based compensation and changes in various assets and liabilities such as accounts payable, accounts receivable and deferred revenue.

      Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 35 days and 50 days at September 30, 2004 and 2003, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by 90 days. We expect DSO’s to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. During 2004 and 2003, we have not made any significant changes to our payment terms for our customers, which are generally “net 30.”

      Our balances in accounts payable and accrued liabilities decreased $41.5 million, including liabilities assumed by the Buyers of Sniffer, from December 31, 2003 to September 30, 2004. Our operating cash flows, including changes in accounts payable and accrued liabilities, is impacted by the timing of payments to our vendors for accounts payable. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the nine months ended September 30, 2004 and 2003, we did not make any significant changes to our payment timing to our vendors.

      Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of September 30, 2004 and December 31 2003, approximately $392.3 million and $241.5 million, respectively, were held outside the United States. Most amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for United States federal tax liability on these amounts for consolidated financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain in the foreign country and United States liquidity needs would be met through ongoing cash flows. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

      Our working capital, defined as current assets minus current liabilities, was $324.7 million and $414.2 million at September 30, 2004 and December 31, 2003, respectively. The decrease in working capital of $89.5 million from December 31, 2003 to September 30, 2004 is due to an increase of cash and short-term marketable securities balances of $20.7 million, offset by lower accounts receivable due to customer payments of $83.0 million, offset by the final sale of Magic assets and liabilities held for sale of $24.7 million and $23.3 million, respectively, and the redemption of our convertible debt by using approximately $265.6 million of cash. Current liabilities increased $14.3 million due to a $79.1 million increase in current deferred revenue offset by lower accrued liabilities and accounts payable of $41.5 million. Our perpetual plus licensing model, now introduced worldwide, results in less revenue recognition up-front, therefore causing increases in our deferred revenue.

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

Investing Activities

      A summary of our investing activities at September 30, 2004 and 2003 is as follows (in thousands). The detail of these line items can be seen in our condensed consolidated statement of cash flows.

	Nine Months Ended
	September 30,

	2004	2003

Net purchases of marketable securities	$(80,287)	$(66,604)
Cash payments for acquisitions	—	(217,189)
Cash payments for property and equipment	(19,700)	(50,188)
Proceeds from sale of assets and technology, net	259,839	—
Changes in restricted cash	265	177
Other	(28)	(178)

Net cash provided by (used in) investing activities	$160,089	$(333,982)

Investments

      We made net purchases of our marketable securities of $80.3 million and $66.6 million for the nine months ended September 30, 2004 and 2003, respectively. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, fixed income and U.S. government agency securities. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity and sale of our investments has no material impact on our overall liquidity.

Acquisitions

      In the second quarter of 2003, we paid a total of approximately $217.2 million in cash for IntruVert Networks, Inc. (“IntruVert”) and Entercept Security Technologies, Inc. (“Entercept”). We acquired IntruVert and Entercept to enhance our network protection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in our current product offering, and sell IntruVert and Entercept products to our existing customer base.

      On October 1, 2004, we acquired 100% of the outstanding capital shares of Foundstone, Inc. (“Foundstone”) a provider of risk assessment and vulnerability services and products for approximately $86 million, including $83 million in cash, and assumption of certain liabilities subject to purchase price adjustments.

Property and Equipment

      We purchased $19.7 million of equipment during the first three quarters of 2004 to update hardware for our employees and enhance various back office systems and purchases of equipment for our Bangalore research and development facility. In the first three quarters of 2003, we added $50.2 million of property and equipment, related to new computer equipment for employees moving from California to Texas, the completion of our regional office in Plano, Texas and continued investments in updating hardware and enhancing various back office systems. Our property and equipment additions have historically been funded from operations.

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

Proceeds from Sale of Assets and Technology

      We completed the sale of our Magic product line to BMC Software in January 2004, and as a result, recognized a gain of approximately $46.2 million. We received net cash proceeds of approximately $47.1 million related to the sale. We received an additional $0.9 million final purchase price payment related to the sale of Magic in April 2004.

      In July 2004, we completed the sale of our Sniffer product line to Network General, and as a result, recognized a gain of approximately $197.4 million. We received net cash proceeds of approximately $212.7 million related to the sale.

Restricted Cash

      At September 30, 2004 and 2003, we had on deposit approximately $20.3 million and $20.9 million, respectively, as collateral for our interest rate swap arrangements we entered into related to our previously outstanding $345.0 million of 5.25% subordinated convertible debt. The arrangements, which we kept in place after the redemption of the convertible debt, require we keep a minimum amount of $20.0 million on deposit with the swap counterparties, subject to increase based on the fair value of the swap.

Financing Activities

      A summary of our financing activities at September 30, 2004 and 2003 is as follows (in thousands). The detail of these line items can be seen in our condensed consolidated statement of cash flows.

	Nine Months Ended
	September 30,

	2004	2003

Proceeds from issuance of stock from option and stock purchase plans	$66,935	$20,506
Redemption of convertible debt	(265,623)	(177,289)
Repurchase of common stock	(221,816)	—

Net cash used in financing activities	$(420,504)	$(156,783)

Stock Option and Stock Purchase Plans

      Cash flows from financing activities in the nine months ended September 30, 2004 and 2003 included the receipt of $66.9 million and $20.5 million, respectively, of cash related to exercises of stock options and stock purchases from the employee stock purchase plan. Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under these plans. For example, we received total cash proceeds from these plans in the amount of $35.4 million and $109.9 million in 2003 and 2002, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.

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

Redemption of Convertible Debt

      In August 2001, we issued the 5.25% convertible notes due 2006 (“Notes”) with an aggregate principal amount of $345.0 million. The issuance generated net proceeds (after deducting fees and expenses) of $335.1 million. The amortization of the issuance costs related to the Notes was calculated using the effective interest method and was recorded as additional interest expense in the statements of income. The Notes were unsecured and were subordinated to all existing and future Senior Indebtedness (as defined in the related indenture). The Notes had no restrictive financial covenants. Interest was payable in cash semi-annually in arrears on February 15 and August 15 of each year, and started on February 15, 2002 and was approximately $18.1 million, annually without giving effect to the related floating rate interest swap.

      On August 20, 2004, as previously announced, we redeemed the remaining portion of our outstanding Notes for approximately $265.6 million in cash. Prior to the redemption date, approximately $83.4 million in aggregate principal amount of the Notes were converted to approximately 4.6 million of our common shares. In the three and nine months ended September 30, 2004, we recorded a loss on redemption of the Notes of approximately $15.1 million. The loss was the result of the write-off of unamortized debt issuance costs, fair value adjustment of the debt and premium paid for redemption.

      We kept our interest rate swap intact. Therefore, the swap is accounted for as a speculative investment with gains and losses being recorded in our statement of income. The swap agreement provided that if the five day average closing price of our common stock equaled or exceed $22.59, the swap would automatically terminate. On October 27, 2004, the swap automatically terminated under the terms of the swap agreement as our five day average common stock price equaled $22.59.

      In February 1998, we issued outstanding zero coupon convertible subordinated debentures due 2018 (“Debentures”)with an aggregate face amount at maturity of $885.5 million and generating net proceeds to us of approximately $337.6 million. Prior to December 31, 2002, we repurchased the Debentures with an aggregate face amount of approximately $527.0 million, at a total price of $239.9 million. On February 13, 2003, we paid approximately $177.1 million in cash to repurchase approximately $358.0 million in face amount of the Debentures. On June 9, 2003, we redeemed the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million.

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

      In August 2004, our board of directors authorized the repurchase of up to an additional $200.0 million of our common stock in the open market from time to time over the next two years. During the third quarter of 2004, we repurchased approximately 4.0 million shares for approximately $76.5 million.

Line of Credit

      The Company has a $16.5 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and bank at the time of each specific transaction. The credit facility is intended to be used for short term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No amounts are outstanding at September 30, 2004.

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

Our Financial Results Will Likely Fluctuate.

      Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue. As a result, we may not sustain profitability. Also, we believe that period-to-period comparisons of our financial results should not be relied upon as an indicator of our future results. Our historical operating results include revenues and expenses related to our Magic and our Sniffer product lines for periods prior to their disposition in January 2004 and July 2004, respectively. For 2003, Magic and Sniffer accounted for $63.2 million and $210.2 million, or 7% and 22%, respectively, of our total revenues. Our expenses are based in part on our expectations regarding future revenues and our post-Sniffer support obligations, making expenses in the short term relatively fixed. We may be unable to adjust our expenses in time to compensate for any unexpected revenue shortfall.

Operational Factors

      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	introduction of new products, product upgrades or updates by us or our competitors;

•	volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	our perpetual plus licensing program, in the near term;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are perpetual licenses or time-based subscription licenses;

•	system and personnel limitations may adversely impact our ability to process the large number of orders that typically occur near the end of a fiscal quarter;

•	costs or charges related to our acquisitions or dispositions, including our acquisitions of Foundstone in 2004 and of Entercept Security Technologies and IntruVert Networks in 2003, and the dispositions of our Magic and Sniffer product lines;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our software licenses attributable to support and maintenance;

•	stock-based compensation charges;

•	costs and charges related to certain events, including our ongoing cost reduction and profitability plan, charges, litigation, reductions in force, relocation of personnel and previous financial restatements; and

•	factors that lead to substantial drops in estimated values of long-lived assets below their carrying value.

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

It Is Difficult for Us to Accurately Estimate Operating Results Prior to the End of a Quarter.

      Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful part of our revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, we have experienced a trend toward more product orders, and therefore, a higher percentage of revenue shipments, in the last month of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of a quarter to place their order.

Our Business Transformation, Dispositions and Cost Reduction Plan, Expose Us to Significant Risks.

      In 2003, we began our business transformation with the IntruVert and Entercept acquisitions, followed by the sale of our Magic Solutions and Sniffer Technologies product lines in January and July 2004, respectively, and the changing of our name back to McAfee. Early in 2004, we also began our ongoing cost reduction and profitability plan with an objective of significantly improving our operating margins by mid-2005. We are also in the process of moving our European finance organization from the Netherlands to Ireland. These activities are intended to, among other things, streamline our business, better leverage the McAfee brand, better position us as the leading provider intrusion prevention solutions, and help accelerate profit and growth. Risks related to these activities include:

•	our growth and/or profitability may not increase in the near-term or at all and we may fail to achieve desired savings or performance targets on a timely basis or at all;

•	an increased dependence on our channel and other partners to sell our products, particularly to enterprise and small to medium sized business (SMB) customers, following the transfer of substantially all our direct sales force in the Sniffer transaction;

•	our strategic positioning may result in our competing more directly with larger, more established competitors, such as Cisco Systems and Microsoft;

•	revenues for certain of our products may be adversely impacted as a number of the members of the sales force transferred to Sniffer also sold non-Sniffer products;

•	our obligations to provide the Sniffer business post-closing IT, facilities and other support may adversely impact our timing for implementing various cost-saving efforts, such as facilities consolidations, and could result in financial liability for us;

•	our business, including internal finance and IT operations, has been and may continue to be disrupted and strained due to, among other things, our cost saving measures, our Sniffer post-closing support obligations and personnel losses;

•	we are centralizing our sales finance and accounting operations from Latin America to Plano, Texas and from our various locations in EMEA and APAC to Cork, Ireland, which could result in the loss of personnel unwilling to relocate, reduced service levels due to time zone differences, difficulties in finding personnel with sufficient language capabilities and loss of direct, on-the-ground finance and accounting oversight in the sales regions being serviced on a remote basis;

•	we may experience an undesired loss of sales, research and development, finance and other personnel and it may difficult for us to find suitable replacements;

•	we have installed a new enterprise-wide sales and licensing system, providing our finance and sales teams information in a different format than previously available and, in some cases, less information. During the transition period to our new system, we may experience, among other things, related reduced operational efficiencies, losses of information and a decreased ability to monitor or forecast our business;

•	we may be unable to successfully expand our McAfee brand significantly beyond our anti-virus products;

•	many of our products and service capabilities were recently acquired and the income potential for these products and services is unproven and the market for these products is volatile; and

•	there may be customer confusion around our strategy.

We Are Subject to Intense Competition in the System and Network Protection Markets, and We Expect to Face Increased Competition in the Future.

      The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. We face competition in specific product markets. Principal competitors include:

•	in the anti-virus product market, Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. Sophos, Fsecure, Panda, and Dr. Ahn’s are also showing growth in their respective markets. Following its GeCAD Software acquisition, Microsoft has from time to time indicated that it will enter the consumer anti-virus market; and

•	in the market for our other intrusion detection and protection products, Cisco Systems, Computer Associates, Enterasys, Internet Security Systems, Juniper Networks, Sourcefire, Symantec and TippingPoint Technologies.

      Other competitors for our various products could include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products.

      Increasingly, our competitors are large vendors of hardware or operating system software. These competitors are continuously developing or incorporating system and network protection functionality into their products. For example, Juniper Networks recently acquired Netscreen and, through its acquisitions of Okena, Riverhead and NetSolv, Cisco Systems may incorporate functionality that competes with our content filtering and anti-virus products. Similarly, following its GeCAD acquisition, Microsoft indicated its plans to boost security of its Windows platform. The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as firms seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position.

The Implementation of New, or the Evaluation and Testing of Existing, Disclosure Control Procedures Could Have Adverse Consequences, including Possible Additional Restatements of Our Financial Results or an Unfavorable Sarbanes-Oxley Section 404 Management Report, and Could Require Other Remedial Measures.

      In the first quarter of 2004, we restated previously reported quarters of 2003; and in the second quarter of 2004, we restated the previously reported first quarter of 2004. These matters were identified by us and reported to our auditors. In conjunction with these restatements, our former auditors and our current auditors, respectively, reported that the underlying control issues giving rise to the respective restatement should be considered a material weakness under standards established by the Public Company Accounting Oversight Board. In response to these restatements, we implemented additional controls over financial reporting. See Item 4 to this Form 10-Q.

      In conjunction with (i) our ongoing reporting obligations as a public company and (ii) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2004 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we are engaged in an ongoing process to document, evaluate and test our disclosure controls and procedures, including corrections to existing controls and additional controls and procedures that we may implement. Although we have committed and are continuing to commit significant human and other resources to the effort, our ability to complete this process as of December 31, 2004 for Section 404 management report purposes is challenged by, among other factors (i) the previously announced resignation at year-end of Stephen Richards, our COO and CFO, and the resignation of our controller effective November 5, 2004, (ii) recent cost-saving measures and (iii) existing day to day and other finance organization obligations including the integration of our recent Foundstone acquisition and our obligation to prepare and deliver to the acquirer of the Sniffer business audited stand-alone financial statements for the business for certain prior periods. In response to any material weaknesses or significant deficiencies in the design or operation of our internal controls identified by us as part of this ongoing process, we may be required to implement additional controls and procedures or hire additional personnel, possibly requiring significant time and expense. The correction of any material weakness or significant deficiency could also require the restatement of prior period operating results. If a material weakness exists as of year-end (including a material weakness identified prior to year end for which there is an insufficient period of time to prove the effectiveness of the corrections or related new procedures), our management may be unable to report favorably as of year-end to the effectiveness of our control over financial reporting. Any restatements to our prior period operating results or unfavorable Section 404 report could undermine investor confidence and the value of our stock and subject us to possible litigation.

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

      The filing of our restated consolidated financial statements in October 2003 did not resolve the pending SEC inquiry into our accounting practices. We are engaged in ongoing discussions with, and continue to provide information to, the SEC regarding our consolidated financial statements for calendar year 2000 and prior periods. The resolution of the SEC inquiry into our prior accounting practices could require the filing of additional material restatements of our prior consolidated financial statements, involve the imposition of fines or penalties or other remedies by the SEC or require that we take other actions not presently contemplated, including actions resulting from the SEC’s inquiry into the nature and manner of our October 2003 restatement.

Critical Personnel May Be Difficult to Attract, Assimilate and Retain.

      Our success depends in large part on our ability to attract and retain, in addition to senior management personnel, technically qualified and highly-skilled sales, consulting, technical and marketing personnel. Personnel related issues include:

Competition for Personnel; Need for Competitive Pay Packages

      Competition for qualified individuals is intense. To attract and retain critical personnel, we believe that we must maintain an open and collaborative work environment. We also believe we need to provide a competitive compensation package, including stock options. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our other stockholders generally, may not approve future requests for option increases. For example, at our 2003 annual meeting held in December 2003, our stockholders did not approve a proposed increase in options available for grant under our employee stock option plans. Additionally, beginning in July 2005 the accounting industry will require corporations to include a compensation expense in their statement of income relating to the issuance of employee stock options. In response, we may decide to issue fewer stock options, possibly impairing our ability to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations.

Impact of Personnel Reductions

      In recent periods, we have sought to rationalize the size of our employee base (including through the Sniffer sale). On October 15, 2004, we had approximately 2,890 employees, down from approximately 3,800 and 3,700 at the end of 2002 and 2003, respectively. Reductions in personnel, including as a result of the Sniffer sale, may harm our business, employee retention or our ability to attract new personnel by, among other things, reducing overall employee morale, requiring remaining personnel to perform a greater amount of, or new and different, responsibilities or result in the loss of personnel otherwise critical to our business.

Reduced Productivity of New Hire; Senior Management Additions

      Notwithstanding our ongoing efforts to reduce our general personnel levels, we continue to hire in key areas and have added a number of new employees in connection with our IntruVert, Entercept and Foundstone acquisitions and increased hiring activities in India, We increased our hirings in Bangalore, India in connection with the relocation of a significant portion of our research and development operations to India.

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

      For new employees or management additions, there also may be reduced levels of productivity as recent additions or hires are trained or otherwise assimilate and adapt to our organization and culture.

Senior Management and Critical Personnel Losses

      Other than executive management who have “at will” employment agreements, our employees are not typically subject to an employment agreement or non-competition agreement. In September 2004, we announced that, Stephen Richards, our Chief Operating Officer and Chief Financial Officer, will retire at the end of 2004 and that we have commenced a search for a new CFO. Effective November 5, 2004, our controller resigned to pursue other opportunities. In addition, in recent months we have experienced significant turnover in our finance organization worldwide.

      It could be difficult, time consuming and expensive to replace any key management member (including Mr. Richards) or other critical personnel. Integrating new management and other key personnel also may be difficult and costly. Changes in management or other critical personnel may be disruptive to our business and might also result in our loss of unique skills and the departure of existing employees and/or customers. It may take significant time to locate, retain and integrate qualified management personnel.

We Face Risks Associated with Past and Future Acquisitions.

      We may buy or make investments in complementary companies, products and technologies. For example, in October 2004, we acquired Foundstone to bolster our vulnerability management capabilities. We have not previously acquired a professional services company, such as Foundstone. We may not realize the anticipated benefits from the Foundstone acquisition. In addition to the risks described below, acquisitions of professional service organizations, present unique employee retention and integration challenges as well as customer retention challenges.

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

Use of Cash and Securities

      Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, in

October 2004 we used approximately $83 million of cash to acquire Foundstone. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.

We Face Risks Related to Our International Operations.

      For the nine months ended September 30, 2004 and the year ended December 31, 2003, net revenue in our international operating regions represented approximately 39% and 35%, respectively, of our net revenue. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue.

      Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of our business strategy and the reorganization of our international sales forces by regions;

•	the ability to successfully localize software products for a significant number of international markets;

•	our ability to effectively provide service and support for our hardware based products from the U.S.;

•	uncertainties relative to regional economic circumstances, including the economic weakness throughout Asia and Latin America over the past several years and pricing pressures associated with weak economic conditions in these regions;

•	our ability to successfully establish, manage and staff shared service centers for worldwide sales finance and accounting operations centralized from locations in the U.S. and Europe;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	compliance with more stringent consumer protection and privacy laws;

•	currency fluctuations and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions

•	a high incidence of software piracy in some countries; and

•	international labor laws and our relationship with our employees and regional work council.

      Additionally, our sales forces are organized by geographic region. This structure may lead to sales force competition for sales to multinational customers and may reduce our ability to effectively market our products to multinational customers.

We May Incur Significant Stock-Based Compensation Charges Related to Repriced Options, Assumed McAfee.Com and IntruVert Options and Compensation Expenses Related to the Sniffer Bonus Plan.

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

      For the nine months ended September 30, 2004 and the year ended December 31, 2003, stock-based compensation charges of approximately $3.0 million and $3.4 million, respectively, were recorded for McAfee.com Options. No stock based compensation charges were recorded for the Repriced Options in the first or second quarters of 2004 or the year ended 2003.

      During the remaining life of both the McAfee.com Options and Repriced Options, we may record additional stock-based compensation charges or credits. We estimate that a $1 increase in our stock price at September 30, 2004 would increase our future stock compensation charge by approximately $0.4 million.

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

      In connection with the Sniffer disposition, we implemented the Sniffer Bonus Plan primarily to encourage Sniffer’s management to assist us in the sales process and remain with the business through the sale. Subject to reduction in certain cases, we expect total related cash payments of approximately $7.5 million payable, of which approximately $6.6 million was paid in third quarter of 2004, and the balance is payable in the first quarter of 2006).

We Depend on Revenue from Our Flagship Anti-Virus Products.

      Before the July 2004 Sniffer disposition, a majority of our net revenue was historically derived from our flagship McAfee anti-virus software products. Our McAfee anti-virus software products now account for a substantial majority of our net revenues. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our McAfee anti-virus software as a result of, among other factors, any change in our pricing model, a maturation in the markets for these products or other risks described in this document.

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

We Face a Number of Risks Related to Our Product Sales Through Distributors.

      We sell a significant amount of our products through intermediaries such as distributors and other channel partners, referred to collectively as distributors. Our top ten distributors typically represent approximately 46% to 62% of our net sales in any quarter. We expect this percentage to increase as we continue to focus our sales efforts through the channel and other partners. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 28% for the nine months ended September 30, 2004 and 33% for the year ended December 31, 2003 of net revenue.

Sale of Competing Products

      Our distributors may sell other vendors’ products that are complementary to, or compete with, our products. While we encourage our distributors to focus on our products, these distributors may give greater priority to products of other suppliers, including competitors. Our ability to meaningfully increase the amount of our products sold through our distributors depends on our ability to adequately and efficiently support these distributors with, among other things, appropriate sales tools, such online sales and technical training as product collateral, needed to support their customers and prospects. Any failure to support properly and efficiently our distributors may result in our distributors focusing more on our competitor’s products rather than our products and thus in lost sales opportunities.

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

Payment Difficulties

      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $2.9 million at September 30, 2004 and $3.1 million at December 31, 2003. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

We Face the Risk of Future Charges in the Event of Impairment and Will Experience Significant Amortization Charges Related to Purchased Technology.

      We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”) beginning in 2002 and, as a result, we no longer amortize goodwill. However, we continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles. For the nine months ended September 30, 2004 and the year ended December 31, 2003, our amortization charge for purchased technology and other intangibles was approximately $20.0 million and $27.0 million, respectively. In addition, we must evaluate our goodwill, at least annually for impairment according to the guidance provided by SFAS 142. We completed the annual impairment review during the fourth quarter of 2003. Additionally, as required by SFAS 142, we also performed an additional goodwill impairment test in conjunction with the Sniffer sale. As a result of these reviews, goodwill was determined not to be impaired. If during subsequent testing, we determine that goodwill is impaired, we will be required to take a non-cash charge to earnings.

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

We Face Product Development Risks Associated with Rapid Technological Changes in Our Market.

      The markets for our products are highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	offer a broad range of network and system protection products;

•	enhance existing products and expand product offerings;

•	extend security technologies to additional digital devices;

•	respond promptly to new customer requirements and industry standards;

•	provide frequent, low cost upgrades and updates for our products; and

•	remain compatible with popular operating systems such as Linux, NetWare, Windows XP, Windows 2000, Windows 98 and Windows NT, and develop products that are compatible with new or otherwise emerging operating systems.

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

We Face Risks Related to Customer Outsourcing to System Integrators.

      Some of our customer’s have outsourced the management of their information technology departments to large system integrators. If this trend continues, our established customer relationships could be disrupted and our products could be displaced by alternative system and network protection solutions offered by system integrators. Significant product displacements could impact our revenue and have a material adverse effect on our business.

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

Intellectual Property Litigation in the Network Security Market Is Common and Can Be Expensive.

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

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.

      During the 12-month period ended September 30, 2004, our stock price was highly volatile ranging from a per share high of $20.10 to a low of $12.95. On November 1, 2004, our stock’s closing price per share price was $24.39. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price.

We Face the Risk of a Decrease in Our Cash Balances and Losses in Our Investment Portfolio.

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

We Face New Risks Related to Our Anti-Spam and Anti-Spyware Software Products.

      Our anti-spam and anti-spyware products may falsely identify e-mails or programs as unwanted “spam” or “potentially unwanted programs,” reducing the adoption of these products, or alternatively fail to properly identify unwanted e-mails or programs, particularly as spam e-mails or spy-ware are often designed to circumvent anti-spam or spy-ware products. Parties whose e-mails or programs are blocked by our products may also seek redress against us for labeling them as spammers or spy-ware or for interfering with their business.

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

Potential Terrorist Attacks and Any Governmental Response Could Have a Material Adverse Effect on the U.S. and Global Economies and Could Adversely Impact the Internet and Our Products and Business.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      Our market risks at September 30, 2004, have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Item 4.     Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Except as described below, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, which materially affected, or is reasonably likely to affect, our internal control over financial reporting. Described below are internal control over financial reporting changes made during the quarter ended September 30, 2004.

      As more fully described in our Amended Quarterly Report on Form 10-Q/ A for the quarter ended March 31, 2004, filed on August 9, 2004, we restated our operating results for the quarter ended March 31,

2004. In response to the events giving rise to that restatement, during the quarter ended September 30, 2004, we hired additional personnel in revenue accounting, established additional controls including increased review procedures, increased testing of internal controls to ensure internal controls are operating as designed, modified our revenue accounting software and performed review and corrections of system data affecting our revenue accounting.

      During the quarter ended December 31, 2004, we may implement additional changes to our internal control over financial reporting as we continue the process of documenting, evaluating and testing our internal controls for purposes of Section 404 of Sarbanes-Oxley Act. Under Section 404 of Sarbanes-Oxley, our management must report as of December 31, 2004 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting at that time.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems are determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Although we have committed and are continuing to commit significant human and other resources to the effort, our ability to complete the process of adequately documenting, evaluating and testing our internal control over financial reporting as of December 31, 2004 for Section 404 management report purposes is challenged by among other factors (i) the previously announced resignation at year-end of Stephen Richards, our COO and CFO, and the resignation of our controller effective November 5, 2004 and turnover in our finance organization worldwide, (ii) recent cost-saving measures introduced by us and (iii) existing day to day and other finance organization obligations including the integration of our recent Foundstone acquisition and our obligation to prepare and deliver to the acquirer of the Sniffer business audited stand-alone financial statements for the business for certain prior periods.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings:

      Information with respect to this item is incorporated by reference to note 11 of the notes to the condensed consolidated financial statements included herein on page 20 of this Report on Form 10-Q.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds:

Stock Repurchases

      The table below sets forth all repurchases by us of our common stock during the quarter ended September 30, 2004 whether or not pursuant to a publicly announced plan or program (in thousands, except price per share):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plan or	Under Our Stock
Period	Shares Purchased	Paid Per Share	Repurchase Program(1)	Repurchase Program(1)

July 2004(1)	—	—	—	$28
August 2004	1,913	19.35	1,913	$163,029
September 2004	2,047	19.28	2,047	$123,556

Total	3,960	$19.31	3,960

(1)	In November 2003, our board of directors authorized the repurchase of up to $150.0 million of our common stock in the open market from time to time over the next two years, depending upon market conditions, share price and other factors. We purchased 8.7 million shares during the second quarter of 2004 for approximately $145.3 million and 0.4 million shares for a total of $4.7 million in 2003. The repurchase of our common stock under this repurchase program has been completed.

      In August 2004, our board of directors authorized the repurchase of up to an additional $200.0 million of our common stock in the open market from time to time over the next two years, depending upon market conditions, share price and other factors. We purchased approximately 4.0 million shares during the third quarter of 2004 for approximately $76.5 million.

Item 3.     Defaults upon Senior Securities:

      None

Item 4.     Submission of Matters to a Vote of Security Holders:

      None

Item 5.     Other Information:

      (a) None.

      (b) None.

      (c) Our Insider Trading Policy allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, certain of our Section 16 officers have adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs. All trades in our common stock made during the third quarter of 2004 by officers known by McAfee to have adopted Rule 10b5-1 trading plans were made pursuant to the terms of such plans.

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

Financial Officer

Date: November 8, 2004

INDEX TO EXHIBITS

Exhibit
Number			Description

2.1		—	Agreement and Plan of Reorganization, dated October 13, 1997, among McAfee Associates, Inc., Mystery Acquisition Corp. and Network General Corporation, as amended by the First Amendment dated as of October 22, 1997.(1)
2.2		—	Asset Purchase Agreement (the ‘APA‘) made and entered into as of April 22, 2004, by and among, Network General Corporation (formerly Named Starburst Technology Holdings, Inc.), on the one hand; and (ii) McAfee, Inc. (formerly named Networks Associates, Inc.), Network Associates Technology, Inc., Network Associates International BV, Network Associates (India) Private Limited, McAfee Japan Co., Ltd. (formerly named Network Associates Japan Co., Ltd.), on the other hand, as amended by Amendment No. 1 thereto dated as of July 15, 2004(2)
3.1		—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(3)
3.2		—	Certificate of Ownership and Merger between Registrant and McAfee, Inc.
3.3		—	Amended and Restated Bylaws of the Registrant.
3.4		—	Certificate of Designation of Series A Preferred Stock of the Registrant.(5)
3.5		—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(6)
4.3		—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(7)
10.1		—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(8)
10.2		—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(8)
10.3		—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(8)
10.4		—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(8)
10	.5*	—	2002 Employee Stock Purchase Plan.(9)
10	.6*	—	1997 Stock Incentive Plan, as Amended.(9)
10	.7*	—	Amended and Restated 1993 Stock Option Plan for Outside Directors.(4)
10	.8*	—	2000 Nonstatutory Stock Option Plan.(10)
10	.9*	—	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(11)
10	.10*	—	Employment agreement between Stephen C. Richards and the Registrant, dated April 3, 2001.(12)
10.11		—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(13)
10.12		—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)
10.13		—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)
10.14		—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(13)
10.15		—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(13)
10.16		—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(13)
10.17		—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

Exhibit
Number		Description

10.18	—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.19	—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.20	—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.21	—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.22	—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)
10.23	—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)
10.24	—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)
10.25	—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(13)
10.26	—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(13)
10.27	—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(13)
10.28	—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(13)
10.29	—	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(14)
10.30	—	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(14)
10.31	—	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002.(14)
10.32	—	Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002.(17)
10.33	—	Form of Indemnification Agreement between the Registrant and its Executive Officers.(14)
10.34	—	Summary of Pay for Performance Plan.(4)
10.35	—	Network Associates, Inc. Tax Deferred Savings Plan.(16)
10.36	—	Umbrella Credit Facility of Registrant dated April 15, 2004.(18)
10.37	—	Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(18)
10.38	—	Amendment to Employment Agreement of George Samenuk effective as of January 20, 2004.(18)
10.39	—	Amendment to Employment Agreement of Stephen C. Richards effective as of January 20, 2004.(18)
10.40	—	Sniffer Bonus Plan.(18)
10.41	—	Form of Sniffer Bonus Plan Participation Agreement (Ray Smets).(18)
10.42	—	Addendum to Raymond J. Smets Employment Agreement.(20)
10.43	—	Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(20)
10.44	—	Transition Agreement by and between Registrant and Stephen C. Richards.(19)
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on October 31, 1997.

(2)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on July 16, 2004.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(6)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(11)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(14)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(15)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

(17)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 9, 2004.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on September 7, 2004.

(20)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.