Form 10-K
period 2004-12-31
McAfee, Inc.
filed 2005-03-31
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number: 001-31216
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
Common Stock, $0.01 Par Value,
together with associated Rights
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $2.8 billion. The number of shares outstanding of the issuer’s common stock as of February 28, 2005 was 163,500,000.
DOCUMENTS INCORPORATED BY REFERENCE
      Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005.
This document contains 126 pages.

MCAFEE INC.
FORM 10-K
For the fiscal year ended December 31, 2004

PART I

Item 1.	Business
General
      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in the Report on Form  10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning on page 10 in this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
      We were incorporated in 1992. In June 2004, we changed our name to McAfee, Inc. from Network Associates, Inc. We previously changed our name from McAfee Associates, Inc. to Network Associates, Inc. in conjunction with our December 1997 merger with Network General Corporation. In July 2004, we completed the sale of the Sniffer business assets acquired in the Network General merger. In 1999, our subsidiary McAfee.com sold to the public its Class A common stock as a part of its initial public offering. In September 2002, we repurchased the 25% minority interest in McAfee.com and merged McAfee.com with and into us.
      This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include: “McAfee” and “Network Associates.”
      McAfee, Inc. is headquartered at 3965 Freedom Circle, Santa Clara, California, 95054, and the telephone number at that location is (408) 988-3832. The McAfee web site is www.mcafee.com.
OVERVIEW
      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from a large variety of threats and attacks. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium-sized businesses and consumer users. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, (collectively referred to as “EMEA”); Japan; Asia-Pacific (excluding Japan) and Latin America. See Note 19 to the consolidated financial statements for a description of revenues, operating income and assets by geographic region.
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

•	McAfee System Protection Solutions, which delivers anti-virus and security products and services designed to protect systems such as desktops and servers and

•	McAfee Network Protection Solutions, which offers products designed to maximize the performance and security of networks and network intrusion prevention with McAfee IntruShield and McAfee Foundstone. We sold our Sniffer Technologies product line to Network General Corporation on July 16, 2004. Previously, this product line included products designed to capture data, monitor network traffic and collect and report on key network statistics, and comprised a significant portion of our revenue.
      The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and our Sniffer Technologies network fault identification and application performance management products, which we sold in July 2004. We have also focused our efforts on building a full line of complementary network and system protection solutions. On the system protection side, we strengthened our anti-virus lineup by adding complementary products in the anti-spam and host intrusion prevention categories. On the network protection side, we have added products in the network intrusion prevention and detection category, and through our October 2004 Foundstone acquisition, vulnerability management products and services. We continuously seek to expand our product lines.
      In 2004, our net revenue was $910.5 million and net income was $225.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
McAfee System Protection Solutions
      McAfee System Protection Solutions help large enterprises, small/medium businesses, consumers, government agencies and educational organizations assure the availability and security of their desktops, application servers and web service engines. The McAfee System Protection Solutions portfolio features a range of products including anti-virus, anti-spyware, managed services, application firewalls and McAfee Entercept for host-based intrusion prevention. Each is backed by the McAfee Anti-Virus Emergency Response Team, a leading threat research organization. A substantial majority of our net revenue has historically been derived from our McAfee Security anti-virus products.
      McAfee System Protection Solutions also includes McAfee Consumer Security, offering both traditional retail products and our on-line subscription services. Our consumer retail and on-line subscription applications allow users to protect their PCs from malicious code and other attacks, repair PCs from damage caused by viruses and spyware and block spam and other undesirable content. Our retail products are sold through retail outlets, including Best Buy, CompUSA, Costco, Dixons, Fry’s, Office Depot, Office Max, Staples, Wal-Mart and Yamada, to single users and small home offices in the form of traditional boxed product. These products include for-fee software updates and technical support services. Our on-line subscription services are delivered through the use of an Internet browser at our McAfee.com web site and through multiple on-line service providers, such as AOL and Comcast, and original equipment manufacturers, or OEMs, such as Apple, Dell, Gateway/eMachines and NEC.
      Our McAfee System Protection Solutions previously included our Magic Service Solutions product line, offering management and visibility of desktop and server systems. In January 2004, we sold our Magic Solutions product line to BMC Software.
McAfee Network Protection Solutions
      McAfee Network Protection Solutions helps enterprises, small businesses, government agencies, educational organizations and service providers maximize the availability, performance and security of their network infrastructure. The McAfee Network Protection Solutions portfolio features a range of products including IntruShield for network intrusion detection and prevention and Foundstone for intrusion detection and prevention and vulnerability management.

      We acquired Foundstone on October 1, 2004. We intend to integrate Foundstone’s products with our intrusion prevention technologies and systems management capabilities to deliver enhanced risk management of prioritized assets, automated shielding and risk remediation, and automated policy enforcement and compliance.
Expert Services and Technical Support
      We have established Expert Services and Technical Support to provide professional assistance in the design, installation, configuration and implementation of our customers’ networks and acquired products. Expert Services is focused on two service markets: Consulting Services and Education Services.
      Consulting Services support product integrations and deployment with an array of standardized and custom offerings. Consulting Services also offer other services in both the security and networking areas, including early assessment and design work, as well as emergency outbreak and network troubleshooting assistance. Our consulting services organization is organized around our product groups. The majority of our consulting services are now delivered through the consulting resources acquired in the Foundstone acquisition.
      Education Services offer customers an extensive curriculum of web and classroom-based training focused on the deployment and operation of McAfee’s security products.
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
      In addition, we also offer our consumer users technical support services made available at our mcafee.com website on both a free and fee-based basis, depending on the support level selected.
Research and Development
      We are committed to malicious code and vulnerability research through our McAfee Anti-virus and Vulnerability Emergency Response Team (AVERT). AVERT conducts research in the areas of host intrusion prevention, network intrusion prevention, wireless intrusion prevention, malicious code defense, security policy and management, high-performance assurance and forensics and threats, attacks, vulnerabilities and architectures.
      In December 2004, we agreed to sell the assets of McAfee Labs, our research and development organization focused on exploiting government research, to SPARTA, Inc. The transaction is expected to close in the first half of 2005. McAfee will remain as the general contractor on certain of its government contracts until government approval is obtained for SPARTA as the general contractor.

Strategic Alliances
      From time to time, we enter into strategic alliances with third parties to support our future growth plans. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. For example, we have an alliance with America Online under which, among other things, our on-line PC anti-virus services are offered to AOL members as part of their basic membership. We also provide our host-based email scanning services and personal firewall services as a value-added service to AOL. As part of our NTT DoCoMo alliance, we are jointly developing technology to provide built-in anti-virus protection against mobile threats to owners of 3G FOMA handsets. Other alliances involve Comcast, Dell, NEC, Telecom Italia, Telefonica and Wanadoo.
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
      For our largest customers (over 2,000 nodes) and government agencies, we also offer two-year term-based licenses. Our two-year term licensing model also creates the opportunity for recurring revenue through the renewal of existing licenses. By offering two-year licenses, as opposed to traditional perpetual licenses, we are also able to meet a lower initial cost threshold for customers with annual budgetary constraints. We also offer one-year licensing arrangements in Japan. The renewal process provides an opportunity to cross-sell new products and product lines to existing customers.
On-Line Subscriptions and Managed Applications
      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our www.mcafee.com web site where consumers download our anti-virus application using their Internet browser which allows the application to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software updates and upgrades. Our www.mcafee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Privacy Service, as well as combinations of these services through bundles. Our on-line subscription services are also available to customers and small business through various relationships with internet service providers (“ISP’s”), such as AOL and Comcast. Our business model allows for ISP’s to make McAfee subscription services available as either a premium service or as a feature included in the ISP’s service. At December 31, 2004, we had approximately 8.5 million McAfee consumer on-line subscribers, which includes on-line customers obtained through our alliances with ISP’s and OEM’s.
      Similarly, our small and medium sized business on-line subscription products and services, or our Managed VirusScan offerings, provide these customers the most up-to-date anti-virus software. Our Managed VirusScan service provides anti-virus protection for both desktops and file servers. In addition, McAfee Managed Mail Protection screens emails to detect and quarantine viruses and infected attachments, and Spam and Desktop Firewall ASaP blocks unauthorized network access and stops known network threats. Our McAfee Managed Small Business service has approximately 2.2 million active subscriptions as of December 31, 2004.
      We also make our on-line subscription products and services available over the Internet in what we refer to as a managed environment. Unlike our on-line subscription service solutions, these managed service providers, or MSP, solutions are customized, monitored and updated by networking professionals for a specific customer.

Sales and Marketing
      To augment and capitalize upon our marketing efforts, our sales and marketing activities are directed primarily at large corporate and government customers, small and medium-sized accounts, as well as resellers, distributors, system integrators, internet service providers and OEM’s worldwide through the channels listed below.

United States Sales
      Our United States sales force is organized by type of customer product line supported. Some of our largest accounts are handled by a direct sales organization. Other medium to large customers are served primarily through reseller partners, and the sales organizations supporting these partners are also organized by product line. One set of sales representatives focuses on the McAfee anti-virus installed base. A second focuses on our newer intrusion prevention products and risk management. Small business customers are served exclusively through our reseller partners with a telesales organization responsible for lead generation and a channel support team responsible for partner training and contract management.

International Sales
      We have sales and support operations in EMEA, Japan, North America, Asia-Pacific (excluding Japan) and Latin America. In 2004, 2003, and 2002 based on net revenue in our regions, revenues outside of North America accounted for approximately 39%, 35% and 37% of our net revenues, respectively. Within our international sales regions, sales forces are organized by country when and where local demand and sales force considerations make it advisable.

Resellers and Distributors
      The majority of our products are sold through partners, including corporate resellers, retailers and, indirectly, through distributors in all of our geographic regions. In addition, our channel efforts include strategic alliances with complementary manufacturers and publishers to expand our reach and scale. We currently utilize corporate resellers, including ASAP Software, CDW, Dell, Insight, Softmart, Software House International and Software Spectrum, as well as network integrators who offer our solutions and sell site licenses of our software to corporate, small business and government customers.
      Independent software distributors who currently supply our products include GE Access, Ingram Micro, MOCA and Tech Data. Our relationship with Merisel America terminated during 2004. These distributors supply our products primarily to large retailers, value-added resellers, or VARs, mail order and telemarketing companies. Both through our authorized distributors and directly with certain retail resellers either through a consignment model or a non-consignment model, we sell our retail packaged products to several of the larger computer and software retailers, including Best Buy, CompUSA, Costco, Dixons, Fry’s, Office Depot, Office Max, Staples, Wal-Mart and Yamada. Members of our channel sales force work closely with our major reseller and distributor accounts to manage demand generating activities, training, order flow, and affiliate relationship management.
      Our top ten distributors typically account for between 49% and 63% of our net revenues in any quarter. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to represent our products. If one of our significant distributors terminated its relationship with us, we could experience a significant interruption in the distribution of our products.
      We utilize a sell-through business model for distributors under which we recognize revenue on products sold through distributors at the time our distributors resell the products to their customers. Under this business model, our distributors are permitted to purchase software licenses at the same time they fill customer orders and to pay for hardware and retail products only when these products are resold to the distributors’ customers. In addition, prior to the resale of our products, our distributors are permitted unlimited, unconditional rights of return. After sale by the distributor to its customer, there is generally no right of return from the distributor to us with respect to such product, unless we approve the return from the final customer to the distributor.

Original Equipment Manufacturers
      OEMs license our products for resale to end users or inclusion with their products. For example, we are a security services provider for PC hardware manufacturers such as Apple, Dell, Gateway/eMachines and NEC. Depending on the arrangement, OEMs may sell our software bundled with the PC or related services, pre-install our software and allow us to complete the sale, or sublicense a single version of our products to end users who must register the product with us in order to receive updates.

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
      One of the principal means of marketing our products and services is through the Internet. In addition to the www.mcafee.com website, each of our product groups has their own individual websites. A number of these websites are localized to serve the various geographic regions in which we operate. Not only does each of these websites contain various marketing materials and information about our products, but website visitors may download and purchase products or obtain free trials of our products or trial subscriptions for on-line subscription products and services. We also promote our products and services through advertising activities in trade publications, direct mail campaigns and strategic arrangements. In addition, we attend trade shows, sponsor conferences and publish a quarterly newsletter, which is mailed to existing and prospective customers.
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
Customers
      We primarily market our products to large corporate and government customers through resellers and distributors, except for the very largest companies where we sell direct. A majority of our products are distributed indirectly through resellers and distributors. During 2004, Ingram Micro and TechData accounted for approximately 22% and 11% of our net revenue, respectively.
      We market our products to individual consumers directly through on-line distribution channels and indirectly through traditional distribution channels, such as retail stores and OEMs. McAfee Consumer is responsible for on-line distribution of our products sold to individual consumers over the Internet or for Internet-based products, including products distributed by our on-line partners, and for the licensing of technology to strategic distribution partners for sale to individual consumers, with certain exceptions.
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

      For 2004, 2003 and 2002, we expensed $172.7 million, $184.6 million and $148.8 million, respectively, on research and development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Manufacturing and Suppliers
      Our manufacturing operations consist primarily of assembly, testing and quality control of materials, components, subassemblies and systems for our IntruShield, E-ppliance and Foundstone products. We use a limited number of third-party manufacturers for these manufacturing operations. Reliance on third-party manufacturers, including software replicators, involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. The loss of one of our third-party manufacturers could disrupt our business. Hardware-based products entail other risks, such as the unavailability of critical components that are supplied by a limited number of parties and greater obsolescence risks.
Competition
      The markets for our products are intensely competitive and are subject to rapid changes in technology. We also expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include, but are not limited to:

•	performance

•	quality

•	breadth of product group

•	integration of products

•	brand name recognition

•	price

•	functionality

•	innovation

•	customer support

•	frequency of upgrades and updates

•	manageability of products

•	reputation
      We believe that we compete favorably against our competitors in each of these areas. However, some of our competitors have longer operating histories, greater brand recognition, stronger relationships with channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating markets with their network security and management products.
      Anti-Virus. Our principal competitors in the anti-virus market are Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. Dr. Ahn’s, F-Secure, Hauri, Panda, and Sophos are also showing growth in their respective markets. Microsoft continues to execute on its announced plans to enter all segments of the anti-virus market and in furtherance of these plans has recently acquired anti-virus providers GeCAD Software and Sybari Software and anti-spyware provider Giant Company Software.
      Network Security and Intrusion Detection and Protection. Our principal competitors in the security market vary by product type. For intrusion detection and prevention products, we compete with Cisco Systems, Fortinet, Internet Security Systems, Juniper Networks, Symantec and 3Com.

      Other Competitors. In addition to competition from large technology companies such as EMC, HP, IBM, Intel, Microsoft, and Novell that may offer network and system protection products as enhancements to their operating systems, we also face competition from smaller companies and shareware authors that may develop competing products.
Proprietary Technology
      Our success depends significantly upon proprietary software technology. We rely on a combination of patents, trademarks, trade secrets and copyrights to establish and protect proprietary rights to our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products. Often, we do not obtain signed license agreements from customers who license products from us. In these cases, we include an electronic version of an end-user license in all of our electronically distributed software and a printed license in the box for our products. Since none of these licenses are signed by the licensee, many legal authorities believe that such licenses may not be enforceable under the laws of many states and foreign jurisdictions. In addition, the laws of some foreign countries either do not protect these rights at all or offer only limited protection for these rights. The steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology. For example, we are aware that a substantial number of users of our anti-virus products have not paid any license or support fees to us.
Employees
      As of December 31, 2004, we employed approximately 2,950 individuals worldwide. With limited exceptions, none of our employees are represented by a labor union. We consider the relationships with our employees to be positive. Competition for qualified management and technical personnel is intense in the software industry. Our continued success depends in part upon our ability to attract and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

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
Our Financial Results Will Likely Fluctuate.
      Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue. As a result, we may not sustain profitability. Also, we believe that period-to-period comparisons of our financial results should not be relied upon as an indicator of our future results. Our historical operating results include revenues and expenses related to our Magic and our Sniffer product lines for periods prior to their disposition in January 2004 and July 2004, respectively. For 2004, Magic and Sniffer accounted for $2.9 million and $90.9 million, or less than 1% and approximately 10%, respectively, of our total revenues. Our expenses are based in part on our expectations regarding future revenues and our post-Sniffer support obligations, making expenses in the short term relatively fixed. We may be unable to adjust our expenses in time to compensate for any unexpected revenue shortfall.

Operational Factors
      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	introduction of new products, product upgrades or updates by us or our competitors;

•	volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	our “perpetual plus” licensing program, in the near term;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers, ISP’s such as AOL, and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are perpetual licenses or time-based subscription licenses;

•	system, supply of manufactured products and personnel limitations may adversely impact our ability to process the large number of orders that typically occur near the end of a fiscal quarter;

•	costs or charges related to our acquisitions or dispositions, including our acquisitions of Foundstone in 2004 and of Entercept Security Technologies and IntruVert Networks in 2003, the dispositions of our Magic and Sniffer product lines and the announced disposition of our McAfee Labs assets;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our software licenses attributable to support and maintenance;

•	stock-based compensation charges;

•	costs and charges related to certain events, including our ongoing cost reduction and profitability plan, Sarbanes-Oxley compliance efforts, litigation, reductions in force, relocation of personnel and previous financial restatements; and

•	factors that lead to substantial drops in estimated values of long-lived assets below their carrying value.

Seasonal and Macroeconomic Factors
      Our net revenue is typically lower in the first quarter when many businesses experience lower sales, flat in the summer months, due in part to the European holiday season, and higher in the fourth quarter as customers typically complete annual budgetary cycles.

It Is Difficult for Us to Accurately Estimate Operating Results Prior to the End of a Quarter.
      Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful part of our revenue in any quarter depends on contracts entered into or orders booked and shipped to end-user customers in that quarter. Historically, we have experienced a trend toward more product orders, and therefore, a higher percentage of revenue shipments, in the last month of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of a quarter to place their order. Because we expect this trend to continue, any failure or delay in the closing of new orders in a given quarter could have a material adverse effect on our quarterly operating results. Furthermore, because of this trend, it is difficult for us to accurately estimate operating results prior to the end of a quarter.
Our Business Transformation, Dispositions and Cost Reduction Plan, Expose Us to Significant Risks.
      In 2003, we continued our business transformation with the IntruVert and Entercept acquisitions, followed by the sale of our Magic Solutions and Sniffer Technologies product lines in January and July 2004, respectively, the Foundstone acquisition in October 2004, the announced sale of our McAfee Labs assets in January 2005 and the changing of our name back to McAfee. Early in 2004, we also began our ongoing cost reduction and profitability plan with an objective of significantly improving our operating margins by mid-2005. In January 2005 we completed the move of our European finance and sales order operations organization from the Netherlands to Ireland. These activities are intended to, among other things, streamline our business, better leverage the McAfee brand, better position us as the leading provider of intrusion prevention solutions, and help accelerate profit and growth. Risks related to these activities include:

•	our growth and/or profitability may not increase in the near-term or at all and we may fail to achieve desired savings or performance targets on a timely basis or at all;

•	an increased dependence on our channel and other partners to sell our products, particularly to enterprise and small to medium sized business (SMB) customers, following the transfer of a significant portion of our direct sales force in the Sniffer transaction;

•	our strategic positioning may result in our competing more directly with larger, more established competitors, such as Cisco Systems and Microsoft;

•	our business, including internal finance and IT operations, has been and may continue to be disrupted and strained due to, among other things, our cost saving measures, our Sniffer post-closing support obligations (including our obligation to produce stand-alone audited historical Sniffer financial statements) and personnel losses;

•	we have centralized our order processing operations from Latin America to Plano, Texas and we have also moved the EMEA shared services center and our localization operations from Amsterdam to Cork, Ireland. We have also transitioned a significant portion of our research and development personnel to our research facility in Bangalore, India. These events could result in the loss of personnel unwilling to relocate, reduced service levels due to time zone differences, difficulties in finding personnel with sufficient language capabilities and loss of direct, on-the-ground finance and accounting oversight in the sales regions being serviced on a remote basis;

•	we may experience an undesired loss of sales, research and development, finance and other personnel and it may be difficult for us to find suitable replacements;

•	we have installed a new customer relationship management system, providing our finance and sales teams information in a different format than previously available and, in some cases, with less information. During the transition period to our new system, we may experience, among other things, related reduced operational efficiencies, losses of information and a decreased ability to monitor or forecast our business;

•	we may be unable to successfully expand our McAfee brand significantly beyond our anti-virus products;

•	many of our products and service capabilities were recently acquired and the income potential for these products and services is unproven and the market for these products is volatile;

•	there may be customer confusion around our strategy.
We Are Subject to Intense Competition in the System and Network Protection Markets, and We Expect to Face Increased Competition in the Future.
      The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. We face competition in specific product markets. Principal competitors include:

•	in the anti-virus product market, Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. F-Secure, Dr. Ahn’s, Panda and Sophos are also showing growth in their respective markets. Microsoft has continued to make acquisitions and has announced its intention to enter all segments of the anti-virus market at the end of 2005; and

•	in the market for our other intrusion detection and protection products, Cisco Systems, Computer Associates, Internet Security Systems, Juniper Networks, Symantec and 3Com Corporation.
      Other competitors for our various products could include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products.
      Increasingly, our competitors are large vendors of hardware or operating system software. These competitors are continuously developing or incorporating system and network protection functionality into their products. For example, Juniper Networks acquired Netscreen and, through its acquisitions of Okena, Riverhead and NetSolv, Cisco Systems may incorporate functionality that competes with our content filtering and anti-virus products. Similarly, Microsoft continues to execute on its announced plans to boost the security of its Windows platform with related acquisitions including its acquisition of anti-virus providers GeCAD Software and Sybari Software and anti-spyware provider Giant Company Software. The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as firms seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position.
We Face Risks in Connection With The Material Weaknesses Resulting From Our Sarbanes-Oxley Section 404 Management Report and Any Related Remedial Measures That We Undertake.
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
      In conjunction with (i) our ongoing reporting obligations as a public company and (ii) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2004 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and additional controls and procedures that we may implement. As a result of this evaluation and testing process, our management identified material weaknesses in our internal control over financial reporting relating to accounting for income taxes, revenue accounting, and the financial close and reporting process. See Item 9A in this Annual Report on Form 10-K for additional disclosure about these material weaknesses. In response to these material weaknesses in our internal control over financial reporting, we have implemented, and may be required to further implement, additional controls and procedures. In addition, in response to these material weaknesses, we may have to hire additional personnel, possibly requiring significant time and expense. As a result of the material weaknesses identified in this Annual Report on Form 10-K, even though our management believes that our efforts to remediate and re-test certain internal control deficiencies have resulted in the improved operation of our internal control over financial reporting, we cannot be certain that the measures we have taken or that are planning to take will sufficiently and satisfactorily remediate the identified material weaknesses in full. Furthermore, we intend to continue improving our internal control over financial reporting, and the implementation and testing of these continued improvements could result in increased cost and could divert management attention away from operating our business.
      In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures which could be costly and time-consuming. In addition, the discovery of further material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent auditors are unable to express an opinion on the effectiveness of our internal controls), or if we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price and potentially subject us to litigation.
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
      The filing of our restated consolidated financial statements in October 2003 did not resolve the pending SEC inquiry or DOJ investigation into our accounting practices. We are engaged in ongoing discussions with, and continue to provide information regarding our consolidated financial statements for calendar year 2000 and prior periods. The resolution of the SEC inquiry and DOJ investigation into our prior accounting practices could involve the imposition of fines or penalties or other remedies.
Critical Personnel May Be Difficult to Attract, Assimilate and Retain.
      Our success depends in large part on our ability to attract and retain senior management personnel, as well as technically qualified and highly-skilled sales, consulting, technical and marketing personnel. Personnel related issues include:

Competition for Personnel; Need for Competitive Pay Packages
      Competition for qualified individuals in our industry is intense. To attract and retain critical personnel, we believe that we must maintain an open and collaborative work environment. We also believe we need to provide a competitive compensation package, including stock options. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our other stockholders generally, may not approve future requests for option pool increases. For example, at our 2003 annual meeting held in December 2003, our stockholders did not approve a proposed increase in shares available for grant under our employee stock option plans. Additionally, beginning in July 2005, accounting standards will require corporations to include a compensation expense in their statement of income relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options, possibly impairing our ability to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations when compared with periods prior to the effectiveness of these new rules.

Impact of Personnel Reductions
      In recent periods, we have sought to rationalize the size of our employee base (including through the Sniffer sale). On December 31, 2004, we had approximately 2,950 employees, down from approximately 3,800 and 3,700 at the end of 2002 and 2003, respectively. Reductions in personnel, including as a result of the Sniffer sale, may harm our business, employee retention or our ability to attract new personnel by, among other things, reducing overall employee morale, requiring remaining personnel to perform a greater amount of, or new and different, responsibilities or result in the loss of personnel otherwise critical to our business.

Reduced Productivity of New Hires; Senior Management Additions
      Notwithstanding our ongoing efforts to reduce our general personnel levels, we continue to hire in key areas and have added a number of new employees in connection with our IntruVert, Entercept and Foundstone acquisitions and increased hiring activities in India. We increased our hirings in Bangalore, India in connection with the relocation of a significant portion of our research and development operations to India.
      Several members of our senior management were only added in the last year, and we may add new members to senior management. In January 2005, we hired Eric Brown as our new executive vice president and chief financial officer, and in 2004, we promoted Jake Pyles to the position of vice president of finance. In June 2004, we promoted Christopher Bolin to the position of executive vice president and chief technology officer.
      For new employees or management additions, there also may be reduced levels of productivity as recent additions or hires are trained or otherwise assimilate and adapt to our organization and culture.

Senior Management and Critical Personnel Losses
      Other than executive management who have “at will” employment agreements, our employees are not typically subject to an employment agreement or non-competition agreement. In December 2004, Stephen Richards, our previous chief operating officer and chief financial officer, retired and in November 2004 our controller resigned to pursue other opportunities. In addition, in recent months we have experienced significant turnover in our finance organization worldwide and replacing these personnel remains difficult given the competitive market for these skill sets.
      It could be difficult, time consuming and expensive to replace any key management member or other critical personnel. Integrating new management and other key personnel also may be difficult and costly. Changes in management or other critical personnel may be disruptive to our business and might also result in our loss of unique skills and the departure of existing employees and/or customers. It may take significant time to locate, retain and integrate qualified management personnel.
We Face Risks Associated with Past and Future Acquisitions.
      We may buy or make investments in complementary companies, products and technologies. For example, in October 2004, we acquired Foundstone to bolster our risk assessment and vulnerability management capabilities. We have not previously acquired a company such as Foundstone, which offers high-end security consulting services as part of their business model. We may not realize the anticipated benefits from the Foundstone acquisition. In addition to the risks described below, acquisitions of professional services organizations present unique employee retention and integration challenges as well as customer retention challenges.

Integration
      Integration of an acquired company or technology is a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we:

•	integrate and retain key management, sales, research and development, and other personnel;

•	integrate the acquired products into our product offerings both from an engineering and sales and marketing perspective;

•	integrate and support preexisting supplier, distribution and customer relationships;

•	coordinate research and development efforts; and

•	consolidate duplicate facilities and functions and integrate back office accounting, order processing and support functions.
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

Internal Controls, Policies and Procedures
      Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems.

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

Use of Cash and Securities
      Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, in October 2004 we used approximately $84.7 million, net of cash assumed, to acquire Foundstone. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.
We Face Risks Related to Our International Operations.
      During 2004 net revenue in our operating regions outside of North America represented approximately 39% of our net revenue. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue.
      Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of our business strategy and the reorganization of our international sales forces by regions;

•	the ability to successfully localize software products for a significant number of international markets;

•	our ability to effectively provide service and support for our hardware based products from the U.S.;

•	our ability to successfully establish, manage and staff shared service centers for worldwide sales and finance and accounting operations centralized from locations in the U.S. and Europe;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	compliance with more stringent consumer protection and privacy laws;

•	currency fluctuations, including recent weakness of the U.S. dollar relative to other currencies, or the strengthening of the U.S. dollar in future periods that may have an adverse impact on revenues, and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions;

•	a high incidence of software piracy in some countries; and

•	international labor laws and our relationship with our employees and regional work councils.
      Additionally, our sales forces are organized by geographic region. This structure may lead to sales force competition for sales to multinational customers and may reduce our ability to effectively market our products to multinational customers.
We May Incur Significant Stock-Based Compensation Charges Related to Repriced Options, Assumed McAfee.com Options, IntruVert Restricted Stock and Options, Foundstone Options and Compensation Expenses Related to the Sniffer Bonus Plan and Foundstone Retention Payments.
      We may incur stock-based compensation charges related to (i) employee options repriced in April 1999 (“Repriced Options”), (ii) McAfee.com options we assumed in the acquisition of the publicly traded McAfee.com shares in September 2002 (“McAfee.com Options”) (iii) unvested IntruVert options that were cancelled in May 2003 related to this acquisition (the “IntruVert Options”) and exchanged for cash placed in escrow, (iv) unvested IntruVert restricted stock that was cancelled in May 2003 related to this acquisition (the “IntruVert Restricted Stock”), and exchanged for monthly cash payments as the former employees provide services to us, (v) unvested Foundstone options assumed by us as part of the acquisition, (vi) the

Sniffer Bonus Plan and (vii) Foundstone key employee retention payments. The size of the charges related to the Repriced Options and McAfee.com Options could be significant depending on the movements in the market value of our common stock. As a result of Financial Accounting Standards Board Interpretation No. 44, effective July 1, 2000, Repriced Options and McAfee.com Options are subject to variable accounting treatment. The stock-based compensation charge (or credit) for the Repriced Options is determined by the excess of our closing stock price at the end of a reporting period over the fair value of our common stock on July 1, 2000, equivalent to $20.375. The stock-based compensation charge (or credit) for the McAfee Options is determined by the excess of our closing stock price over the exercise price of the option minus $11.85 payable upon exercise of the option. Remeasurement of the charge continues until the earlier of the date of exercise, forfeiture or cancellation without replacement. The resulting compensation charge (or credit) to earnings will be recorded over the remaining life of the options subject to variable accounting treatment.
      For 2004 and 2003, stock-based compensation charges of approximately $6.7 million and $3.4 million, respectively, were recorded for McAfee.com Options, and a stock-based compensation charge of approximately $3.3 million was recorded in 2004 for the Repriced Options.
      During the remaining life of both the McAfee.com Options and Repriced Options, we may record additional stock-based compensation charges or credits. Such charges or credits cannot be forecasted. We estimate that a $1 increase in our stock price at December 31, 2004 would increase our future stock compensation charge by approximately $0.7 million.
      For the cash paid to cancel the IntruVert Options that was placed in escrow, we have been recognizing compensation expense as the former IntruVert employees provide services to us. For 2005, we expect to recognize $1.2 million in expense related to these payments, and an additional $0.8 million through 2007. For the IntruVert Restricted Stock, we have been recognizing compensation expense monthly since the acquisition and will continue to do so through 2006 as the former IntruVert employees provide services to us. For 2005, we expect the expense to be approximately $0.4 million with respect to the IntruVert Restricted Stock.
      In connection with the Foundstone acquisition, we exchanged McAfee stock options for Foundstone stock options. Approximately $1.4 million in compensation expense may be recorded through 2008 related to unvested McAfee options which were exchanged for unvested Foundstone options. We expect to record approximately $0.6 million in compensation expense in 2005.
      In connection with the Sniffer disposition, we implemented the Sniffer Bonus Plan primarily to encourage Sniffer’s management to assist us in the sales process and remain with the business through the sale. Subject to reduction in certain cases, we expect total related cash payments of approximately $7.7 million, of which approximately $5.3 million was paid in 2004 and the balance is payable in the first quarter of 2006.
      Approximately $25.0 million of the amount paid to acquire Foundstone was placed into escrow accounts. Of this amount, approximately $5.6 million was placed into a key employee escrow account and is being paid to four Foundstone employees as they provide services to us through September 2007. The Foundstone employees forfeit any unvested amounts if their employment is terminated under provisions in the escrow agreements. Any forfeited amounts will be returned to us. We recognized compensation expense of approximately $0.3 million in 2004, and expect to record approximately $2.9 million of expense in 2005.
We Depend on Revenue from Our Flagship Anti-Virus Products.
      Our McAfee anti-virus software products account for a substantial majority of our net revenues. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our McAfee anti-virus software as a result of, among other factors, any change in our pricing model, increased competition in anti-virus software, a maturation in the markets for these products or other risks described in this document.
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
      We may experience delays in product development as we have at times in the past. Complex products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or harm market acceptance. Furthermore, Microsoft continues to execute on its announced plans to boost the security of its Windows platform with related acquisitions, including its acquisition of anti-virus providers GeCAD Software and Sybari Software and anti-spyware provider Giant Company Software. The widespread inclusion of products that perform the same or similar functions as our products within the Windows platform could reduce the perceived need for our products or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. The occurrence of these events could negatively impact our revenue.
We Face a Number of Risks Related to Our Product Sales Through Distributors.
      We sell a significant amount of our products through intermediaries such as distributors and other channel partners, referred to collectively as distributors. Our top ten distributors typically represent approximately 49% to 63% of our net sales in any quarter. We expect this percentage to increase as we continue to focus our sales efforts through the channel and other partners. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 33% of net revenue in 2004.

Sale of Competing Products
      Our distributors may sell other vendors’ products that are complementary to, or compete with, our products. While we have instituted programs designed to motivate our distributors to focus on our products, these distributors may give greater priority to products of other suppliers, including competitors. Our ability to meaningfully increase the amount of our products sold through our distributors depends on our ability to adequately and efficiently support these distributors with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as online sales and technical training as product collateral needed to support their customers and prospects. Any failure to properly and efficiently support our distributors may result in our distributors focusing more on our competitors’ products rather than our products and thus in lost sales opportunities.

Loss of a Distributor
      Our distributor agreements may be terminated by either party without cause. If one of our significant distributors terminates its distribution agreement, we could experience a significant interruption in the distribution of our products.

Delayed Effectiveness
      We recently began offering several of the Foundstone risk management products through distributors. We may not see immediate results from our distributors’ efforts as they introduce these and other new products to their customers.

Need for Accurate Distributor Information
      We recognize revenue on products sold by our distributors when distributors sell our products to their customers. To determine our business performance at any point in time or for any given period, we must timely and accurately gather sales information from our distributors’ information systems at an increased cost to us. Our distributors’ information systems may be less accurate or reliable than our internal systems. We may be required to expend time and money to ensure that interfaces between our systems and our distributors’ systems are up to date and effective. In addition, as our reliance upon interdependent automated computer systems continues to increase, a disruption in any one of these systems could interrupt the distribution of our products and impact our ability to accurately and timely recognize and report revenue.

Payment Difficulties
      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $2.5 million as of December 31, 2004. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.
We Face the Risk of Future Charges in the Event of Impairment and Will Experience Significant Amortization Charges Related to Purchased Technology.
      We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”) beginning in 2002 and, as a result, we no longer amortize goodwill. However, we continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles. For 2004, our amortization charge for purchased technology and other intangibles was approximately $27.4 million. In addition, we must evaluate our goodwill, at least annually for impairment according to the guidance provided by SFAS 142. We completed the annual impairment review during the fourth quarter of 2004. Additionally, as required by SFAS 142, we also performed an additional goodwill impairment test in conjunction with the Sniffer sale. As a result of these reviews, goodwill was determined not to be impaired. If during subsequent testing, we determine that goodwill is impaired, we will be required to take a non-cash charge to earnings.
      In addition, we will continue to evaluate potential impairments of our long lived assets, including our property and equipment and amortizable intangibles under SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” For 2004, we determined that we had no impairment of our property and equipment and amortizable intangibles.
We Face Risks Related to Our Strategic Alliances.
      We may not realize the desired benefits from our strategic alliances on a timely basis or at all. We face a number of risks relating to our strategic alliances, including the following:

•	Our strategic alliances are generally terminable by either party with no or minimal notice or penalties. We may expend significant time, money and resources to further strategic alliances that are thereafter terminated.

•	Business interests may diverge over time, which might result in conflict, termination or a reduction in collaboration. For example, our alliance with Internet Security Systems was terminated following the announcement of our acquisition in 2003 of Entercept and IntruVert.

•	Strategic alliances require significant coordination between the parties involved. To be successful, our alliances may require the integration of other companies’ products with our products, which may involve significant time and expenditure by our technical staff and the technical staff of our strategic allies.

•	Our sales and marketing force may require additional training to market products that result from our strategic alliances. The marketing of these products may require additional sales force efforts and may be more complex than the marketing of our own products.

•	The integration of products from different companies may be more difficult than we anticipate, and the risk of integration difficulties, incompatible products and undetected programming errors or bugs may be higher than that normally associated with new products.

•	Our strategic alliances may involve providing professional services, which might require significant additional training of our professional services personnel and coordination between our professional services personnel and other third-party professional service personnel.

•	We may be required to share ownership in technology developed as part of our strategic alliances.

•	Due to the complex nature of our products and of those parties with whom we have strategic alliances, it may take longer than we anticipate to successfully integrate and market our respective products.
Our Products Face Manufacturing, Supply, Inventory, Licensing and Obsolescence Risks.

Third-Party Manufacturing
      We rely on a small number of third parties to manufacture some of our hardware-based network protection and system protection products. We expect the number of our hardware-based products and our reliance on third-party manufacturers to increase as software-only network and system security solutions become less viable. Reliance on third-party manufacturers, including software replicators, involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of our third party manufacturers cannot or will not manufacture our products in required volumes on a cost-effective basis, in a timely manner, at a sufficient level of quality, or at all, we will have to secure additional manufacturing capacity. Even if this additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments. The unexpected loss of any of our manufacturers would be disruptive to our business.

Sourcing
      Our products contain critical components supplied by a single or a limited number of third parties. Any significant shortage of components or the failure of the third-party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders.

Third-Party Licenses
      Some of our products incorporate software licensed from third parties. We must be able to obtain reasonably priced licenses and successfully integrate this software with our hardware. In addition, some of our products may include “open source” software. Our ability to commercialize products or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our products.

Obsolescence
      Hardware based products may face greater obsolescence risks than software products. We could incur losses or other charges in disposing of obsolete inventory.
We Face Risks Related to Customer Outsourcing to System Integrators.
      Some of our customers have outsourced the management of their information technology departments to large system integrators. If this trend continues, our established customer relationships could be disrupted and our products could be displaced by alternative system and network protection solutions offered by system integrators. Significant product displacements could impact our revenue and have a material adverse effect on our business.
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
Intellectual Property Litigation in the Network and System Security Market Is Common and Can Be Expensive.
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

Pending or Future Litigation Could Have a Material Adverse Impact on Our Results of Operation and Financial Condition.
      In addition to intellectual property litigation, from time to time, we have been subject to other litigation. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources.
Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.
      During 2004, our stock price was highly volatile ranging from a per share high of $33.55 to a low of $14.96. On March 24, 2005, our stock’s closing price per share price was $22.93. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price.
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
Product Liability and Related Claims May Be Asserted Against Us.
      Our products are used to protect and manage computer systems and networks that may be critical to organizations. Because of the complexity of the environments in which our products operate, an error, failure or bug in our products, including a security vulnerability, could disrupt or cause damage to the networks of our customers, including disruption of legitimate network traffic by our intrusion prevention products. Failure of our products to perform to specifications, disruption of our customers’ network traffic or damages to our customers’ networks caused by our products could result in product liability damage claims by our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses.
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

False Detection of Viruses and Actual or Perceived Security Breaches Could Adversely Affect Our Business.
      Our anti-virus software products have in the past, and these products and our intrusion protection products may at times in the future, falsely detect viruses or computer threats that do not actually exist. These false alarms, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. In addition, we have in the past been subject to litigation claiming damages related to a false alarm, and similar claims may be made in the future. An actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products.
We Face New Risks Related to Our Anti-Spam and Anti-Spyware Software Products.
      Our anti-spam and anti-spyware products may falsely identify emails or programs as unwanted “spam” or “potentially unwanted programs,” or alternatively fail to properly identify unwanted emails or programs, particularly as “spam” emails or spyware are often designed to circumvent anti-spam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as “spammers” or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted “spam” or “potentially unwanted programs” may reduce the adoption of these products.
Business Interruptions May Impede Our Operations and the Operations of Our Customers.
      We have implemented a new customer relationship management information system and we are in the process of transitioning finance and sales order processing to a new shared services center in Cork, Ireland. We are planning modifications to our accounting systems which we expect to complete in 2005. Implementation and modifications of these types of computer systems are often disruptive to business and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new shared services center and the implementation of a new customer relationship management system could materially harm our business operations. In addition, we and our customers face a number of potential business interruption risks that are beyond our respective control. Natural disasters or other events could interrupt our business or the business of our customers, and each of us is reliant on external infrastructure that may be antiquated. Also, an outbreak of SARS, bird flu or other highly contagious illnesses could have an adverse impact on our operations and the operations of our customers. Our corporate headquarters are located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Despite safety precautions that have been implemented, there is no guarantee that an earthquake would not seriously disturb our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake and other natural disasters.
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
      Our worldwide headquarters currently occupy approximately 135,000 square feet in facilities located in Santa Clara, California under leases expiring through 2017. Worldwide, we lease facilities with approximately 815,000 total square feet, with leases that expire at various times. Our primary international facilities are located in Germany, India, Ireland, Japan, the Netherlands and the United Kingdom. We recently moved our European headquarters from the Netherlands to a 25,000 square foot facility in Cork, Ireland. Significant domestic sites include California, Maryland, Oregon and Texas. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.
      We own our regional office located in Plano, Texas. The 170,000 square feet facility opened in January 2003 and is located on 15.6 acres of owned land. This facility supports approximately 600 employees working in our customer support, engineering, accounting and finance, information technology, internal audit, legal and telesales groups.

Item 3.	Legal Proceedings
      Information with respect to this item is incorporated by reference to Note 20 to the notes to consolidated financial statements included in this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of stockholders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Price Range of Common Stock
      In June 2004, we changed our name to McAfee, Inc., and our common stock began trading under the symbol MFE. Our common stock began to trade on the New York Stock Exchange effective February 12, 2002, and traded under the symbol NET from February 12, 2002 until we changed our name to McAfee in June 2004. Prior to February 12, 2002, our common stock traded on the NASDAQ National Market. From December 1, 1997, our common stock traded under the symbol NETA, and prior thereto, under the symbol MCAF.
      The following table sets forth, for the period indicated the high and low closing sales prices for our common stock for the last eight quarters, all as reported by NYSE. The prices appearing in the table below do not reflect retail mark-up, mark-down or commission.

	High	Low

Year Ended December 31, 2004
First Quarter	$18.50	$14.96
Second Quarter	19.75	15.68
Third Quarter	20.10	16.04
Fourth Quarter	33.39	20.46
Year Ended December 31, 2003
First Quarter	$20.28	$13.72
Second Quarter	14.40	10.80
Third Quarter	15.50	10.75
Fourth Quarter	15.59	12.95
Dividend Policy
      We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.
Holders of Common Stock
      As of January 31, 2005, there were approximately 850 record owners of our common stock.

Common Stock Repurchases
      The table below sets forth all repurchases by us of our common stock during 2004 and 2003, all of which were pursuant to a publicly announced plan or program (in thousands, except price per share):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total		Part of Publicly	That May yet be
	Number of	Average	Announced Plan or	Purchased Under
	Shares	Price Paid	Repurchase	Our Stock Repurchase
Period	Purchased	per Share	Program(1)	Program(1)

November 1, 2003 - November 30, 2003	—	—	—	$150,000
December 1, 2003 - December 31, 2003	350	$13.45	350	$145,293
April 1, 2004 - April 30, 2004	450	$15.86	450	$138,154
May 1, 2004 - May 31, 2004	8,213	$16.82	8,213	$—
August 1, 2004 - August 31, 2004	—	—	—	$200,000
August 1, 2004 - August 31, 2004	1,913	$19.35	1,913	$163,029
September 1, 2004 - September 30, 2004	2,047	$19.28	2,047	$123,556
October 1, 2004 - October 31, 2004	—	—	—	$123,556
November 1, 2004 - November 30, 2004	—	—	—	$123,556
December 1, 2004 - December 31, 2004	—	—	—	$123,556

Total	12,973	$17.46	12,973

      In November 2003, our board of directors authorized the repurchase of up to $150.0 million of our common stock in the open market from time to time over the next two years, depending upon market conditions, share price and other factors. Through May 2004, we had repurchased the $150.0 million in shares authorized in November 2003, and in August 2004, our board of directors authorized an additional $200.0 million in stock repurchases over the next two years. In 2004 we purchased approximately 12.6 million shares for a total of $221.8 million, and in 2003 we purchased 350,000 shares for a total of $4.7 million. As of December 31, 2004, we had authorization from the board of directors to repurchase an additional $123.6 million of our common stock. In March 2005, we repurchased approximately 2.0 million shares for $47.4 million.
Retirements of Common Stock
      In 2004, we retired the approximately 13.0 million treasury shares we had repurchased on the open market in 2003 and 2004.
      In 1998, we deposited approximately 1.7 million shares of our common stock with a trustee for the benefit of the employees of our Dr. Solomon’s acquisition to cover the stock options assumed in our acquisition of this company. These shares, which have been included in our outstanding share balance, were to be issued upon the exercise of stock options by Dr. Solomon’s employees. We determined in June 2004 that Dr. Solomon’s employees had exercised approximately 1.6 million options, and that we had issued new shares in connection with these exercises rather than using the trust shares to satisfy the option exercises. The trustee returned the 1.6 million shares to us in June 2004, at which time we retired them and they were no longer included in our outstanding share balance. In December 2004, the trustee sold the remaining 133,288 shares in the trust for proceeds of $3.8 million, and remitted the funds to us. The terms of the trust prohibited the trustee from returning the shares to us and stipulated that only employees could benefit from the shares. We distributed these funds to all employees below the level of vice president through a bonus which was recognized as expense in 2004.
Public Filings
      Our Internet address is www.mcafee.com. We make available free of charge through our Internet website current and archived press releases and presentations, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with the SEC. We also make available through our Internet website our Corporate Governance Guidelines, the charter for the committees of our board of directors and our Code of Business Conduct and Ethics.
      The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. Information can also be downloaded from the SEC’s web-site at www.sec.gov.
      The annual certification to the NYSE attesting to our compliance with the NYSE’s corporate governance listing standards was submitted by our chief executive officer to the NYSE in June 2004.

Item 6.	Selected Financial Data
      You should read the following selected financial data with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” appearing elsewhere in this Form 10-K.

	Years Ended December 31,

	2004(1)	2003	2002(2)	2001	2000

	(In thousands, except for per share amounts)
Statement of Operations Data
Total net revenue	$910,542	$936,336	$1,043,044	$1,071,660	$709,372
Income (loss) from operations	322,671	64,402	124,028	153,483	(127,541)
Income (loss) before provision for (benefit from) income taxes, minority interest and cumulative effect of change in accounting principle	316,471	73,125	129,933	148,136	(70,924)
Income (loss) before cumulative effect of change in accounting principle	225,065	59,905	128,312	83,253	(108,014)
Cumulative effect of change in accounting principle, net of taxes	—	10,337	—	—	—
Net income (loss)	225,065	70,242	128,312	83,253	(108,014)
Income (loss) per share, before cumulative effect of change in accounting principle, basic	$1.40	$0.37	$0.86	$0.60	$(0.78)
Income (loss) per share, before cumulative effect of change in accounting principle, diluted	$1.31	$0.36	$0.80	$0.53	$(0.78)
Cumulative effect of change in accounting principle, basic	$—	$0.07	$—	$—	$—
Cumulative effect of change in accounting principle, diluted	$—	$0.07	$—	$—	$—
Net income (loss) per share, basic	$1.40	$0.44	$0.86	$0.60	$(0.78)
Net income (loss) per share, diluted	$1.31	$0.43	$0.80	$0.53	$(0.78)
Shares used in per share calculation — basic	160,714	160,338	149,441	137,847	138,072
Shares used in per share calculation — diluted	177,099	164,489	176,249	164,363	138,072

	Years Ended December 31,

	2004(1)	2003	2002(2)	2001	2000

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$291,155	$333,651	$674,226	$612,832	$275,539
Working capital	259,870	415,768	475,418	443,035	79,591
Total assets	2,237,676	2,120,498	2,045,487	1,658,093	1,465,622
Deferred revenue	601,373	459,557	329,195	404,826	531,555
Long term debt and other long-term liabilities	204,796	570,162	519,150	579,243	400,456
Total equity	1,201,248	888,089	770,168	341,493	222,923

(1)	In January 2004, we sold our Sniffer and Magic product lines for net cash proceeds of $260.9 million and recognized pre-tax gains on the sale of assets and technology aggregating $243.5 million.

(2)	We agreed to settle a pending class action lawsuit in September 2003 for $70.0 million, which was recorded as expense in 2002 as the settlement agreement was entered into prior to the filing of the 2002 financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      We derive our revenue and generate cash from customers from primarily two sources (i) product revenue, which includes software license, hardware and royalty revenue, and (ii) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue. For 2004 and 2003, our net revenue was $910.5 million and $936.3 million, and our net income was $225.1 million and $70.2 million, respectively. Our net revenue was impacted by a gradual recovery in the global economy which resulted in increased corporate IT spending in 2004. Additionally, the sales of our Sniffer and Magic businesses in 2004 resulted in a $179.6 million reduction in revenues from 2003 to 2004. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

•	Sales by geography. We operate our business in five geographic regions: North America (U.S. and Canada); Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific (excluding Japan) and Latin America. In 2004, 39% of our net revenue was generated outside of North America, with North America and EMEA collectively accounting for 87% of our total net revenue. North America and

EMEA have benefited from increased corporate IT spending. Our 2004 sales in EMEA totaling $241.7 million were favorably impacted by the strengthening of the Euro during the year.

The following table illustrates the strengthening of foreign currencies in geographic regions outside of North America from which we derive a significant portion of our revenues:

		Japanese
	Euro	Yen

2003 Average Exchange Rate to $1 US	.8854	115.98
2004 Average Exchange Rate to $1 US	.8051	108.17

% Change	9%	7%

•	McAfee. Our McAfee products include enterprise, small and medium sized businesses (“SMB”) and consumer products, with enterprise including our Entercept host-based intrusion protection products which were acquired in connection with the Entercept acquisition in April 2003. SMB sales remained relatively consistent from $232.6 million for 2003 to $228.9 million for 2004. Enterprise sales, excluding IntruShield, for 2004 were $238.9 million, a $13.0 million, or 6%, increase from $225.9 million for 2003. The year over year increase reflects an increase in corporate IT spending in 2004, partially offset by the impact of our perpetual plus license model, which recognizes less revenue upfront and defers more revenue to future periods.

We continue to experience significant growth in the consumer market. Our consumer market is comprised of our McAfee consumer on-line subscription service and retail boxed product sales. In 2004, we added 4.7 million net new subscribers.

Revenue from our consumer security market increased $122.6 million, or 70% from $176.3 million in 2003 to $298.9 million in 2004. At December 31, 2004, we had a total subscriber base of approximately 8.5 million consumer customers, compared to 3.7 million at December 31, 2003. Drivers of this subscriber growth include (i) numerous virus outbreaks during the second half of 2003 and through 2004, including variations of Sasser, MyDoom, Bagle and NetSky, and (ii) continued strategic relationships with channel partners, such as AOL and Dell. In October 2004, we announced a renewed relationship with AOL under which, among other things, AOL will offer our on-line PC anti virus services to AOL members as part of their AOL subscription and membership experience for both broadband and dial up members.

•	IntruShield. Our IntruShield network protection products, acquired by us in the second quarter of 2003, are sold primarily to enterprises and small and medium sized businesses. During 2004, we had revenues of approximately $43.7 million, compared to $15.5 million in 2003. The $28.2 million increase is due to the full year impact on revenues in 2004, as well as sequential quarter growth in 2004.

•	Foundstone. Our Foundstone network protection products, acquired by us in October 2004, are sold primarily to enterprises and small and medium sized businesses. We are in the process of integrating Foundstone’s operations with ours and its products with our intrusion prevention technologies and systems management capabilities. Revenues from Foundstone were not significant in 2004.

•	Sniffer Technologies. We sold Sniffer in July 2004 for net cash proceeds of $213.8 million. As there were only approximately six months of Sniffer revenue in 2004, there was a significant decline in revenue from $210.2 million in 2003 to $90.9 million in 2004. Additionally, there was a declining trend in Sniffer revenues in 2004 prior to the sale.

We have agreed to provide certain post-closing transitional services to Network General. We are reimbursed for our cost plus a profit margin and present these reimbursements as a reduction of operating expenses on a separate line in our income statement. For the year ended December 31, 2004, we have recorded approximately $6.0 million for these transition services.

•	Magic. We sold the assets of our Magic Solutions service desk business to BMC Software, Inc. in January 2004 for cash proceeds of $47.1 million, net of direct expenses. During 2004 and 2003, net revenue from Magic Solutions products totaled approximately $2.9 million and $63.2 million, respectively.

•	McAfee Labs. We entered into an agreement to sell the assets of McAfee Labs on December 21, 2004 for cash proceeds of $1.5 million. During 2004 and 2003, net revenue from McAfee Labs totaled approximately $6.4 million and $11.0 million, respectively.

•	Deferred revenue balances. Our deferred revenue balance at December 31, 2004 was $601.4 million, and at December 31, 2003 it was $459.6 million, excluding approximately $22.0 million relating to our Magic product line which was classified as liabilities related to assets held for sale. The increase from December 31, 2003 to December 31, 2004 was 31%. We believe that the deferred revenue balance improves predictability of future revenues. In the middle of 2003, we introduced our perpetual plus licensing program in EMEA and introduced this program in the United States in the first quarter of 2004. Under the perpetual plus licensing program more revenue is allocated to service and support due to a change in pricing structure, which was the primary reason for the increase in deferred revenue. The strengthening of foreign currencies against the U.S. dollar resulted in approximately $18 million of the increase. These increases were partially offset by the sale of our Sniffer business in 2004, which had a deferred revenue balance at December 31, 2003 of approximately $60.2 million.

•	Cash, cash equivalents and investment balances. Cash, cash equivalents and investment balances at December 31, 2004 and 2003 totaled $924.7 million and $766.3 million. During 2004, we generated approximately $358.9 million in cash from operations. We used approximately $39.4 million of cash for investing activities and $369.9 million for financing activities. We received $260.9 million for the sale of Sniffer and Magic, and paid $84.7 million, net of cash assumed, for the acquisition of Foundstone, which is reflected in investing activities. Our primary utilizations of cash in 2004 were for the net purchases of marketable securities of approximately $210.6 million, the repurchase shares of common stock for $221.8 million and the redemption of convertible debt for $265.6 million.

      In 2005, our management is focused, on among other things, (i) continuing to build on the current momentum in the consumer market and to grow faster than the competition in the consumer space; (ii) increasing revenue from the small to medium sized business customers by improving our channel distribution relationships; (iii) implementing cost controls and business streamlining measures required to improve operating margins; and (iv) continuing to grow our intrusion prevention business.
Critical Accounting Policies and Estimates
      In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ, and could be material, from these estimates under different assumptions or conditions.
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

      Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically sales returns and other allowances, the allowance for doubtful accounts, our facility restructuring accrual; and the assessment of the probability of the outcome of litigation against us;

•	accounting for income taxes; and

•	valuation of goodwill, intangibles and long-lived assets.

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
      We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not bifurcate the fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to our on-line software subscription services.
      We license our software products on a one and two-year subscription basis or on a perpetual basis. Our two-year subscription licenses include the first year of maintenance and support. Our on-line subscription arrangements require customers to pay a fixed fee and receive service over a period of time, generally one or two years. Customers do not pay set-up fees. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For all sales, except those completed over the Internet, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.
      Delivery generally occurs when product is delivered to a common carrier or upon delivery of the license key which is delivered primarily through email. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. With respect to rebate programs, we make estimates of amounts for promotional and rebate programs based on our historical experience, and reduce revenue by the amount of the estimates. We assess collection based on a number of factors, including past transaction history and credit-worthiness of direct customers. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For indirect customers, we monitor the financial condition and ability to pay for goods sold. If we do not identify potential collection problems with our indirect customers on a timely basis, we could incur a charge for bad debt that could be material to our consolidated financial statements.
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
      If our sales returns experience were to increase by an additional 1% of license revenues, our allowance for sales returns at December 31, 2004 would increase and net revenue and operating income for 2004 would decrease by approximately $1.6 million.
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

	December 31,	December 31,
	2004	2003

	(In millions)
Allowance for sales return and incentives	$29.2	$39.6
Allowance for doubtful accounts	2.5	3.1

Total allowance	$31.7	$42.7

      At December 31, 2004, our accounts receivable balance was $137.5 million, net of allowance for doubtful accounts of $2.5 million, and our allowance for sales return and incentives amounts to $29.2 million. At December 31, 2003, our accounts receivable balance was $170.2 million, net of allowance for doubtful accounts of $2.9 million (excluding the allowance related to Magic accounts receivable) and provision for sales returns and other allowances of $39.6 million as of December 31, 2003. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at December 31, 2004, our allowance for doubtful accounts and provision for bad debt expense would increase by approximately $1.7 million.
      Restructuring Accrual. During 2004, we permanently vacated several leased facilities, including an additional two floors in our Santa Clara headquarters building. As a result of these vacancies, we recorded $8.7 million in restructuring accruals. In 2003, as part of a consolidation of activities into our Plano, Texas facility from our headquarters in Santa Clara, California, we recorded a restructuring charge of $15.8 million. In 2004, we recorded adjustments to the 2004 and 2003 lease termination restructuring accruals of $0.2 million and $0.6 million, respectively. We recorded these facility restructuring charges in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Exit Costs Associated With Exit or Disposal Activities” (“SFAS 146”). In order to determine our restructuring charges and the corresponding liabilities, SFAS 146 required us to make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We developed these assumptions based on our understanding of the current real estate market in the respective locations as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If, at December 31, 2004, our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by approximately $0.2 million.
      The estimates regarding our restructuring accruals affect our current liabilities and other long term liabilities line items in our consolidated balance sheet, since these liabilities will be settled each year through 2013. These estimates affect our statement of income in the restructuring line item. At December 31, 2004, our North American operating segment was affected by these estimates.
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
      The net deferred tax asset as of December 31, 2004 is $421.1 million, net of a valuation allowance of $65.8 million due to uncertainties related to our ability to utilize some of our deferred tax assets related to acquired companies, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our historical experience and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
      Tax returns are subject to audit by various taxing authorities. Although we believe that adequate accruals have been made for unsettled issues, additional benefits or expenses could occur in future years from resolution of outstanding matters. We continue to assess our potential tax liability included in accrued taxes in the consolidated financial statements, and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. We have classified a portion of our tax liability as noncurrent in the consolidated balance sheet based on the expected timing of cash payments to settle contingencies with taxing authorities.

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
      We are required to make estimates regarding the fair value of our reporting units when testing for potential impairment. We estimate the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. We estimate cash flows for these purposes using internal budgets based on recent and historical trends. We base these estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We also make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying value for each of our reporting units. If an impairment were present, these estimates would affect an impairment line item on our consolidated statement of income and would affect the goodwill in our consolidated balance sheet. As goodwill is allocated to all of our reporting units, any impairment could potentially affect each operating geography.
      Based on our current impairment test, there would have to be a significant change in assumptions used in such calculation in order for an impairment to occur as of December 31, 2004.
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
      Goodwill amounted to $439.2 million and $443.6 million as of December 31, 2004 and 2003, respectively. We did not hold any other indefinite-lived intangibles as of December 31, 2004 or 2003. Net finite-lived intangible assets and long-lived assets amounted to $198.8 million and $217.6 million as of December 31, 2004 and 2003, respectively.
Results of Operations

Years Ended December 31, 2004, 2003, and 2002

Net Revenue
      The following table sets forth for the periods indicated our product revenue and services and support revenue as a percent of net revenue (in thousands, except percentages):

				Percentage of
	For the Year Ended December 31,			Net Revenue

	2004	2003	2002	2004	2003	2002

	(In thousands)
Net revenue:
Product	$294,163	$513,610	$631,550	32%	55%	61%
Services and support	616,379	422,726	411,494	68	45	39

Total net revenue	$910,542	$936,336	$1,043,044	100%	100%	100%

      Net revenue decreased 3%, or $25.8 million from 2003 to 2004. The decrease reflects (i) a $119.3 million decrease in our Sniffer product line related to declining Sniffer revenues throughout 2004 and its sale in July 2004, and (ii) a $60.3 million decrease due to the January 2004 sale of Magic, (iii) a decrease due to the introduction of our perpetual “plus” licensing model in 2003, offset by (iv) a $28.2 million increase in our IntruShield product sales from our May 2003 IntruVert acquisition, (v) a $103.9 million increase in our McAfee.com consumer business due to on-line subscriber growth, (vi) an increase in revenues in EMEA and Japan of approximately $26.0 million due to a weakening U.S. Dollar, and (vii) increased corporate IT spending in 2004, which had a positive impact on our revenues. Net revenue decreased 10% or $106.7 million from 2002 to 2003. The decline was due primarily to weaknesses in the United States and other economies and continued reductions in corporate spending. Many of our customers and potential customers: (i) delayed initiating the purchase process; (ii) increased the evaluation time to complete a purchase or postponed, sometimes indefinitely, full IT deployments; and/or (iii) reduced their capital expenditure budgets, thereby restricting their software/services purchases to those believed by them to be necessary to satisfy an immediate need.

      In 2003, we began introducing our perpetual “plus” licensing arrangements outside of North America. In the first quarter of 2004, we expanded our perpetual “plus” licensing arrangements to North America. Under these arrangements, we provide a perpetual license coupled with additional support, with a higher percentage of the contract value allocated to support revenues. As a result of these arrangements, there has been an increase in services and support revenue relative to product revenue due to higher renewal rates for support bundled in these arrangements and an increase of revenue being deferred to future periods as support revenues are deferred and recognized over the life of the arrangement. The perpetual plus licensing model is designed to make our products more competitive in the channel and increase channel volumes, while having the added effect of improving the visibility and predictability of our business through increased deferred revenue balances. The balance of deferred revenue has increased 31% from $459.6 million at December 31, 2003 to $601.4 million at December 31, 2004.

Net Revenue by Geography
      The following table sets forth for the periods indicated net revenue, in each of the five geographic regions in which we operate:

				Percentage of
	For the Year Ended December 31,			Net Revenue

	2004	2003	2002	2004	2003	2002

	(In thousands)
Net revenue:
North America	$554,641	$606,685	$653,532	61%	65%	63%
EMEA	241,724	240,616	298,659	27	26	28
Japan	54,609	40,519	39,369	6	4	4
Asia-Pacific (excluding Japan)	38,494	29,014	33,595	4	3	3
Latin America	21,074	19,502	17,889	2	2	2

Total net revenue	$910,542	$936,336	$1,043,044	100%	100%	100%

      Net revenue outside of North America (United States and Canada) accounted for approximately 39%, 35% and 37% of net revenue for 2004, 2003 and 2002. Historically and for 2004, North America and EMEA has comprised between 87% and 91% of our business. In 2004, we saw a weakening of the U.S. dollar against many currencies, but most dramatically against the Euro. As a result of the weakening U.S. dollar, we experienced positive impacts on our net revenue in EMEA region.
      In 2004, total net revenue in North America decreased 9% or $52.0 million as compared to 2003 and decreased 7% or $46.8 million from 2002 to 2003. The revenue decline from 2003 to 2004 was due to (i) a decline of $92.4 million due to the July 2004 sale of Sniffer as well as declining Sniffer revenues in 2004, (ii) a decline of $40.9 million due to the January 2004 sale of Magic, and (iii) a decrease in our enterprise revenues, excluding IntruShield, of approximately $26.3 million, partially offset by (iv) an increase of $99.9 million related to the increase in McAfee.com on-line subscriptions and (v) a $15.9 million increase due to our IntruShield product. The economic growth and increased corporate IT spending had a positive impact on our revenues, while the introduction of the perpetual “plus” model in North America in 2004 resulted in an increase in the amount of revenue deferred to future periods. The revenue decline from 2002 to 2003 was due to the impact of an economic downturn as well as softness in corporate IT spending.
      In EMEA, total net revenue remained consistent from 2003 to 2004, and decreased 19% or $58.0 million from 2002 to 2003. For 2004, the Sniffer sale and declining revenues in 2004 resulted in an $18.0 million decrease, the sale of Magic resulted in an $18.4 million decrease and IntruShield resulted in a $4.4 million increase. The strengthening of foreign currencies against the U.S. dollar resulted in an approximate $22.0 million increase in revenues from 2003 to 2004, and we also benefited from increased corporate IT spending in 2004. The decline in revenue from 2002 to 2003 was due to the effects of the economic downturn and reduced corporate IT spending, as well as the introduction of the perpetual “plus” pricing model in the middle of 2003.

      Our Japan, Latin America and Asia-Pacific operations combined have historically been less than 15% of our total business, and we expect this trend to continue. Revenues increased in each of these geographic regions primarily due to the strengthening of foreign currencies against the U.S. Dollar and increased corporate IT spending.
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

Product Revenue
      The following table sets forth for the periods indicated each major category of our product revenue:

				Percentage of
	For the Year Ended December 31,			Product Revenue

	2004	2003	2002	2004	2003	2002

	(In thousands)
Term subscription licenses	$39,682	$113,696	$181,825	14%	23%	29
Perpetual licenses	118,301	227,492	277,882	40	44	44
Hardware	79,828	99,502	93,359	27	19	15
Retail	27,787	45,993	63,236	9	9	10
Other	28,565	26,927	15,248	10	5	2

Total product revenue	$294,163	$513,610	$631,550	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail product and royalties. The $219.4 million, or 43% decrease from 2003 to 2004 is due to (i) the introduction of our perpetual plus licensing arrangements in the United States in the first quarter of 2004, and in EMEA and Asia-Pacific (excluding Japan) in the middle of 2003, resulting in reduced product revenues and increased services and support revenues, (ii) our continued shift in focus from retail boxed products to our on-line subscription model for consumers and SMB’s, and (iii) the Sniffer sale in July 2004 and declining 2004 revenues, partially offset by the effects of the strengthening foreign currencies against the U.S. Dollar and increased corporate IT spending. The introduction of the perpetual plus licensing arrangement has resulted in revenue declines in the term subscription license and perpetual license revenues. Our hardware revenue decreased $19.7 million, or 20%, due to the Sniffer sale in July 2004, which was partially offset by an increase in revenue from our IntruShield product due to our purchase of IntruVert in the second quarter of 2003. The $18.2 million, or 40%, decrease in retail revenues is due to our shift to the on-line subscription model for consumers and SMB.
      The $117.9 million, or 19%, decrease in product revenue from 2002 to 2003 was due to (i) the introduction of our perpetual plus licensing arrangements in EMEA and Asia-Pacific (excluding Japan) in 2003, (ii) our continued shift in focus from retail boxed products to our on-line subscription model for consumers and SMB’s, and (iii) the continued softness in corporate IT spending in 2003.
      Our customers license our software on a perpetual or term subscription basis depending on their preference. We are continuing to see perpetual licenses become a larger percentage of our license revenue in any quarter following the implementation of our perpetual plus licensing model worldwide. Furthermore, support pricing under the perpetual plus model is significantly higher than the subscription model. Thus, revenue is shifting out of the product revenue and into services and support revenue. We expect the remaining mix of product revenue to fluctuate as a percentage of revenue.

Services and Support Revenue
      The following table sets forth for the periods indicated each major category of our services and support revenue:

				Percentage of Services
	For the Year Ended December 31,			and Support Revenue

	2004	2003	2002	2004	2003	2002

	(In thousands)
Support and maintenance	$436,299	$313,731	$310,473	71%	74%	75%
Consulting	19,157	27,421	36,740	3	7	9
Training	8,394	9,486	12,527	1	2	3
On-line subscription arrangements	152,529	72,088	51,754	25	17	13

Total services and support revenue	$616,379	$422,726	$411,494	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. The $193.7 million, or 46%, increase from 2003 to 2004 is due to (i) an increase in support and maintenance due to our perpetual plus licensing model and (ii) a $80.4 million increase in our on-line subscription arrangements, (iii) the positive impact of foreign currencies strengthening against the U.S. Dollar, partially offset by (iv) a $9.4 million combined decrease in consulting and training revenues. The increase in our on-line subscription arrangements is due to an increase in our customer base to approximately 8.5 million subscribers at December 31, 2004, from 3.7 million subscribers at December 31, 2003. The increase in customers was due to our continued channel relationships with Dell, AOL and others, as well as an outbreak of computer viruses in the second half of 2003 continuing through 2004.
      The $11.2 million, or 3%, increase in service and support revenue from 2002 to 2003 was due to a $20.3 million increase in our on-line subscription arrangements, partially offset by decreases in consulting and training revenues totaling $12.4 million. The increase in our on-line subscription arrangements was due to an increase in our customer base to approximately 3.7 million subscribers at the end of 2003, as well as an increase in our McAfee ASaP on-line service for small-to-medium sized businesses. We saw decreases in our consulting and training revenues in each year because our customers typically first reduce consulting and training budgets when reducing overall corporate IT costs and projects.
      Our future profitability and rate of growth, if any, will be directly affected by increased price competition and the size of our revenue base. Our growth rate and net revenue depend significantly on renewals of existing licenses as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenues and operating results would be adversely affected. Additionally, support pricing under the perpetual plus model is significantly higher than the previous subscription model. In the event customers choose not to renew their support arrangements or renew such arrangements at other than the contractual rates, revenue recognition under the perpetual plus model could be impacted.

Cost of Net Revenue; Gross Margin

				Percentage of Cost of
	For the Year Ended December 31,			Net Revenue

	2004	2003	2002	2004	2003	2002

	(In thousands)
Cost of net revenue:
Product	$73,058	$80,895	$101,019	49%	54%	61%
Services and support	62,520	57,362	60,539	42	38	37
Amortization of purchased technology	13,331	11,369	3,153	9	8	2

Total cost of net revenue	$148,909	$149,626	$164,711	100%	100%	100%

Gross margin	$761,633	$786,710	$878,333

Gross margin percentage	84%	84%	84%
      Our total cost of revenue remained consistent at $148.9 million for 2004 and $149.6 million for 2003 as revenues remained relatively consistent, with a slight decline of 3%. Our total cost of net revenue decreased $15.1 million, or 9% due primarily to our 10% decrease in net revenue from 2002 to 2003.
      Cost of Product Revenue. Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and, with respect to hardware-based anti-virus and security products and network fault and performance products, computer platforms and other hardware components. Our cost of product revenue decreased $7.8 million from 2003 to 2004 and $20.1 million from 2002 to 2003. The decrease from 2003 to 2004 is primarily due to the sale of Sniffer in July 2004, partially offset by IntruShield hardware due to a full year of activity in 2004. The decrease from 2002 to 2003 was due to lower costs of computer platforms and other hardware components as at the end of 2002 we began using a more competitive contract manufacturer which also utilized a greater number of standardized computer platforms and hardware components. We also benefited from the favorable impact of cost control measures. These costs have decreased as a percentage of total cost of net revenue from 2002 to 2004 due to the change in the mix of our revenues, with a shift from product revenues to service and support revenues over this period.
      We anticipate that cost of product revenue will continue to fluctuate as a percent of cost of net revenue, due to various factors including product mix, material and labor costs and warranty costs.
      Cost of Services and Support. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services, and costs related to the sale of on-line subscription arrangements, including revenue sharing arrangements and royalties paid to our on-line strategic partners. Cost of services and support revenue increased $5.2 million from 2003 to 2004, and decreased $3.2 million from 2002 to 2003. The increase from 2003 to 2004 is due to an increase in revenue sharing arrangements and royalties paid to our on-line strategic partners, which was partially offset by reduced support and consulting headcount as a result of the sale of Magic in January 2004, as well as on-going cost reduction efforts. Cost of services and support have increased as a percentage of total cost of net revenue from 2002 through 2004 primarily as a result of the increase in revenue sharing arrangements and royalty payments to our on-line strategic partners. We anticipate that cost of service revenue will continue to fluctuate as a percentage of cost of net revenue.
      Amortization of Purchased Technology. Amortization of purchased technology increased $2.0 million, or 17%, from 2003 to 2004 and increased $8.2 million, or 261%, from 2002 to 2003. The increases are due to our acquisitions of Entercept and IntruVert in 2003, for which we recorded purchased technology of $21.7 million and $18.2 million, respectively, and our acquisition of Foundstone in October 2004, for which we recorded purchased technology of $27.0 million. Amortization for these items was $9.0 million and $5.2 million in 2004 and 2003, respectively. The increase in amortization related to the 2003 and 2004 acquisitions was partially offset by certain purchased technology assets becoming fully amortized in 2003. The purchased technology is being amortized over its estimated useful lives of four to seven years. Amortization of purchased technology is expected to be $15.3 million in 2005.
      Gross Margins. Our gross margins were stable at 84% from 2002 to 2004. The increase in cost of service and support revenue was offset by the decrease in cost of product revenue in 2004. The increase of amortization of purchased technology as a percentage of cost of net revenue in 2003 to 8% offset the improvement we experienced in our cost of product revenues from 2002 to 2003. Gross margins may fluctuate in the future due to various factors, including the mix of products sold, sales discounts, revenue sharing agreements, material and labor costs and warranty costs.

Operating Costs
      The following table sets forth for the periods indicated each major category of our operating expenses:

				Percentage of
	For the Year Ended December 31,			Net Revenue

	2004	2003	2002	2004	2003	2002

	(In thousands)
Research and development(1)	$172,717	$184,606	$148,801	19%	20%	14%
Marketing and sales(2)	354,380	363,306	397,747	39	39	38
General and administrative(3)	139,845	129,920	119,393	15	14	11
(Gain)loss on sale of assets and technology(4)	(240,336)	788	(9,301)	(26)	—	(1)
Litigation (reimbursement) settlement	(24,991)	—	70,000	(3)	—	7
Restructuring charges	17,493	22,667	1,116	2	2	—
Amortization of intangibles	14,065	15,637	10,742	2	2	1
Severance/bonus costs related to Sniffer and Magic dispositions(5)	10,070	—	—	1	—	—
Reimbursement from transition services agreement	(5,997)	—	—	(1)	—	—
Provision for (recovery from) doubtful accounts	1,716	(1,216)	(219)	—	—	—
Acquisition related costs not subject to capitalization	—	—	16,026	—	—	2
In-process research and development	—	6,600	—	—	—	—

Total operating costs, including the effects of stock-based compensation	$438,962	$722,308	$754,305	48%	77%	72%

(1)	Includes stock-based compensation charge of $6,518, $5,157 and $3,963 in 2004, 2003 and 2002, respectively.

(2)	Includes stock-based compensation charge of $2,642, $5,065 and $1,980 in 2004, 2003 and 2002, respectively.

(3)	Includes stock-based compensation charge of $4,085, $2,285 and $16,461 in 2004, 2003 and 2002, respectively.

(4)	Net of stock-based compensation charge of $84 in 2004

(5)	Includes stock-based compensation charge of $991 in 2004
      Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Research and development expenses decreased $11.9 million, or 6%, from 2003 to 2004, and increased $35.8 million, or 24%, from 2002 to 2003. The decrease from 2003 to 2004 reflects (i) a $16.5 million decrease due to the Sniffer sale in July 2004, (ii) a $6.7 million decrease related to the Magic sale in January 2004, and (iii) a decrease in expenses due to headcount reductions and the movement of research and development headcount to the Bangalore research facility, which has lower salary costs, partially offset by (iv) a $9.2 million increase due to a full year impact of the IntruVert acquisition in 2003, (v) a $2.1 million increase due to strengthening foreign currencies against the US Dollar in EMEA and Japan in 2004, (vi) a $1.4 million increase in stock-based compensation, and (vii) a $1.1 million increase due to the acquisition of Foundstone in October 2004.
      The $35.8 million increase from 2002 to 2003 was due to $9.7 million and $3.2 million, respectively, related to our acquisitions IntruVert and Entercept, and our acquisitions Deersoft, Inc. and Traxess, Inc.; $4.6 million related to the 2003 opening of our research and development facility in Bangalore, India and $9.0 million related to increased McAfee research and development expenditures; and $8.0 million related to higher headcount.
      Research and development expenses include stock-based compensation charges of $6.5 million, $5.2 million and $4.0 million in 2004, 2003 and 2002, respectively. See “Stock Based Compensation” below for further discussion.
      We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to remain relatively flat in future periods and continue to fluctuate as a percentage of net revenue.
      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Marketing and sales expenses decreased $8.9 million, or 2%, from 2003 to 2004, and decreased $34.4 million, or 9% from 2002 to 2003. The decrease from 2003 to 2004 reflects (i) a $14.6 million decrease due to the Sniffer sale in July 2004, the Magic sale in January 2004 and the impact of headcount reductions in 2004, and (ii) a $2.4 million decrease in stock-based compensation, partially offset by (iii) a $6.4 million increase in expenses due to strengthening foreign currencies against the U.S. Dollar in EMEA and Japan in 2004, and (iv) a $1.7 million increase due to the Foundstone acquisition in October 2004.
      The decrease of $34.4 million from 2002 to 2003 was primarily due to a corresponding 10% decrease in net revenue from 2002 to 2003. We also experienced lower sales and marketing expense in 2003 of approximately (i) $10.6 million due to a reduction of salary, benefit and commission expenses following a decrease in headcount of approximately 100 sales personnel, (ii) $5.7 million from our reduced use of outside services and other cost saving measures, and (iii) $2.1 million related to travel expense cost savings measures, which were partially offset by (iv) an increase in stock-based compensation expense of $3.1 million. As a result of the change in the way we account for sales commissions, we had lower sales and marketing expense of approximately $5.0 million.
      Marketing and sales expenses include stock-based compensation charges of $2.6 million, $5.1 million and $2.0 million for 2004, 2003 and 2002, respectively. See “Stock Based Compensation” below for further discussion.
      We anticipate that marketing and sales expenses will decrease in absolute dollars, and will continue to fluctuate as a percentage of net revenue.
      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. General and administrative expenses increased $9.9 million, or 8%, from 2003 to 2004, and increased $10.5 million, or 9%, from 2002 to 2003. The increase from 2003 to 2004 reflects (i) a $11.1 million increase in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act (SOX 404), (ii) $2.9 million in consulting fees paid in connection with strategic planning, (iii) a $4.3 million increase in depreciation expense due to a full year impact of significant hardware additions for back-office functions in 2003, (iv) a $2.7 million increase due to strengthening foreign currencies against the US Dollar in EMEA and Japan in 2004, (v) a $1.8 million increase in stock-based compensation expense, and (vi) a $0.8 million increase due to the Foundstone acquisition in October 2004, partially offset by (vi) $8.8 million in expenses incurred in 2003 related to financial statement restatements which did not occur in 2004, and a reduction in headcount and facilities costs related to restructurings in 2004 and 2003.
      The increase from 2002 to 2003 is due to costs incurred in connection with our restatement of $8.8 million and acquisition related bonuses of $4.0 million. In 2003, our legal expenses increased approximately $4.6 million in 2003 from 2002 due to an increase in outside legal services due to our on-going SEC and DOJ investigations. Our information technology department expenses increased approximately $6.2 million due to increases in headcount and depreciation and equipment expense. We also had a full year of internal audit and four months of SOX 404 related expenses in 2003, resulting in an increase of approximately $0.8 million and $1.4 million, respectively, as compared to 2002. These increases were partially offset by a decrease in stock-based compensation charges of $14.2 million from 2002 to 2003.
      In 2004 and 2003, we recognized acquisition-related compensation of $3.6 million and $4.0 million, respectively, which represents amounts paid to Entercept, IntruVert and Foundstone employees currently providing services to us. We expect to recognize an additional $4.4 million in expense related to these services in 2005, and an additional $3.3 million through 2007.
      General and administrative expenses include stock-based compensation charges of $4.1 million, $2.3 million and $16.5 million in 2004, 2003 and 2002, respectively. See “Stock Based Compensation” below for further discussion.
      We expect our general and administrative expenses to decrease as we continue to implement cost control measures and decrease as a percentage of net revenue.
      (Gain) loss on Sale of Assets and Technology. In January 2004, we completed the sale of our Magic product line to BMC Software and, as a result, recognized a gain of approximately $46.1 million. In July 2004, we completed the sale of our Sniffer product line to Network General and, as a result, recognized a gain of approximately $197.4 million. These gains were partially offset by write-offs of property and equipment.
      The loss on sale of assets and technology of $0.8 million in 2003 consists of the write-off of property and equipment.
      We recognized a $6.7 million and $2.6 million gain on the sale of the PGP Gauntlet businesses in February 2002, and the PGP Desktop/ Encryption assets and technology in August 2002, respectively.
      Litigation Reimbursement/ Settlement. We agreed to settle a securities class action litigation in September 2003. The $70.0 million litigation charge was recorded in 2002 because our agreement to settle, which established the liability to be probable and estimable, occurred prior to the publication of our 2002 consolidated financial statements in October 2003. We paid the $70.0 million settlement in October 2003. During 2004, we received insurance reimbursements of approximately $25.0 million from our insurance carriers for insurance coverage related to the class action lawsuit settled in October 2003.

Restructuring Charges

2004 Restructuring
      During 2004, we recorded several restructuring charges related to the reduction of employee headcount. In the first quarter of 2004, we recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to our North America and EMEA operating segments, respectively. The workforce was reduced primarily due to our sale of Magic in January 2004. In the second quarter of 2004, we recorded a restructuring charge of approximately $1.6 million related to the severance of approximately 80 employees in our sales, technical support and general and administrative functions. Approximately $0.6 million of the restructuring charge was related to our EMEA operating segment and the remaining $1.0 million was related to our North America operating segment. In the third quarter of 2004, we recorded a restructuring charge related to ten employees which totaled approximately $0.9 million, all of which related to our North America operating segment. In the fourth quarter of 2004, we recorded a restructuring charge of $1.3 million related to 111 employees, of which $0.7 million, $0.2 million, $0.2 million and $0.2 million related to our Latin America, North America, EMEA and Asia-Pacific (excluding Japan) operating segments, respectively. All employees have been terminated at December 31, 2004. The reductions in the second, third and fourth quarters are part of the previously announced cost-savings measures being implemented by us.
      In September 2004, we announced the move of our European headquarters to Ireland, which is expected to be substantially completed by the first quarter of 2005. As a result of this relocation, approximately 80 employees in EMEA research and development, operations and finance were notified that their jobs would be moving to Ireland. We recorded restructuring charges of $0.2 million and $2.2 million in the third and fourth quarters of 2004, respectively. The costs will be substantially paid in the first half of 2005.
      Also in September 2004, we permanently vacated an additional two floors in our Santa Clara headquarters building. We recorded a $7.8 million accrual for the estimated lease related costs associated with the permanently vacated facility, offset by a $1.3 million write off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $0.8 million related to disposals of certain leasehold improvements. The restructuring charge of $6.5 million and related cash outlay are based on management’s current estimates.
      In the fourth quarter of 2004, we permanently vacated several leased facilities and recorded a $2.2 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility.
      We adjusted the restructuring accruals related to severance costs and lease termination costs recorded in 2004. We recorded a $0.3 million adjustment to reduce the EMEA severance accrual for amounts that were no longer necessary after paying out substantially all accrued amounts to the former employees. We also recorded a $0.2 million reduction in lease termination costs due to changes in estimates related to the sublease income to be received over the remaining lease term of its Santa Clara headquarters building.
      The following table summarizes our restructuring accrual established from January 1, 2004 through December 31, 2004 (in thousands):

	Lease	Severance
	Termination	and Other
	Costs	Benefits	Other Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	$7,958	$3,482	$417	$11,857

2003 Restructuring
      In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our newly constructed regional headquarters facility in Plano, Texas. The facility houses employees working in finance, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses.
      As part of the consolidation of activities into the Plano facility, we relocated employees from our Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, we recorded a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities, offset by a $1.9 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $2.1 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment. The restructuring charge of $15.8 million and related cash outlay are based on management’s current estimates.
      During the second and third quarters of 2003, we recorded restructuring charges of $6.8 million and $0.6 million, respectively, which consisted of $6.7 million related to a headcount reduction of 210 employees and $0.7 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The restructuring charge related to headcount reductions was $0.9 million and $5.8 million in our North American and EMEA operating segments, respectively. The employees were located in our domestic and international locations and were primarily in the sales, product development and customer support areas. In the third and fourth quarters of 2003, we reversed a total of $0.7 million of restructuring accrual in Europe that was no longer necessary after paying out substantially all accrued amounts to the former employees.
      In 2004 and 2003, we adjusted the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by approximately $0.6 million and $0.3 million due to changes in estimates related to the sublease income to be received over the remaining lease term. Also in 2004, we recorded a $0.1 million adjustment to reduce the restructuring accrual for severance and benefits from our EMEA operating segment that would not be utilized.
      The following table summarizes the Company’s restructuring accrual established in 2003 and activity through December 31, 2004 (in thousands):

	Lease	Severance
	Termination	and Other
	Costs	Benefits	Other Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(623)	(123)	—	(746)
Accretion	548	—	—	548

Balance, December 31, 2004	$12,301	$—	$—	$12,301

      Our estimates of the excess facilities charge recorded during 2003 and 2004 may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2003 and 2004 were allocated to the North American operating segment.
      Restructuring Costs — 2002. As part of the plan to integrate certain activities of our PGP product group into our other product groups and to dispose of other product lines, we sold our Gauntlet business during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services. All amounts were paid as of December 31, 2002.

      Amortization of Intangibles. We expensed $14.1 million, $15.6 million and $10.7 million of amortization related to intangibles in 2004, 2003, and 2002, respectively. Intangibles consist of identifiable intangible assets. The decrease in amortization of $1.6 million in 2004 is the result of certain intangible assets becoming fully amortized in 2003 and 2004, partially offset by a $0.5 million increase related to the acquisitions of IntruVert and Entercept in 2003 and Foundstone in 2004. The increase in amortization of $4.9 million from 2002 to 2003 was primarily due to the full year impact in 2003 of amortization of intangible assets resulting from the acquisition of the McAfee.com minority interest in September 2002.
      Severance/ Bonus Costs Related to Sniffer and Magic Dispositions. In conjunction with the sale of the Sniffer product line, we incurred severance and bonuses to the former executives of Sniffer for their assistance in the transaction. The total bonuses and severance expensed was $7.7 million in 2004, of which $5.3 million has been paid, and the remaining $2.4 million will be paid in the first quarter of 2006. Furthermore, we accelerated the vesting of these executives’ stock options, which resulted in a stock-based compensation charge of approximately $1.0 million.
      In conjunction with the Magic sale, we incurred bonus expense of approximately $1.4 million for amounts paid to an executive.
      Reimbursement from Transition Services Agreement. In conjunction with the Sniffer sale, we entered into a transition services agreement with Network General. Under this agreement, we provide certain back office services to Network General for a period of time, generally expected to be through June 2005. The reimbursements we have recognized under this agreement totaled approximately $6.0 million in 2004.
      Provision for (Recovery from) Doubtful Accounts, Net. Provision for doubtful accounts consists of our estimates for the uncollectibility of receivables, net of recoveries of amounts previously written off. The provision for doubtful accounts was $1.7 million in 2004. The recovery of doubtful accounts was $1.2 million and $0.2 million in 2003 and 2002, respectively.
      Acquisition Related Costs not Subject to Capitalization. Acquisition costs not subject to capitalization consist primarily of expenses incurred by McAfee.com related to our exchange offer for all outstanding publicly held shares of McAfee.com class A common stock. As of December 31, 2002, these charges totaled $16.0 million, or 2%, of net revenue. No additional costs were incurred after 2002.
      In-Process Research and Development. In 2003, we expensed $5.7 million of in-process research and development related to IntruVert. The ongoing project at IntruVert at the time of the purchase included the development of the Infinity model of IntruShield sensor. Infinity is a lower end model of the IntruShield sensor product family that is targeted towards remote offices and branch offices of large enterprises as well as small/medium businesses. At the date we acquired IntruVert, we estimated that, on average, 86% of the development effort had been completed and that the remaining 14% of the development effort would take approximately 2 1/2 months to complete and would cost $0.3 million. The efforts required to complete the development of these projects principally related to finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The product was completed in the third quarter of 2003 and is being shipped to customers. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 20% (which represents a premium of approximately 4% over our weighted average cost of capital) and excluding the value attributable to the use of the in-process technologies in future products.
      In 2003, we expensed $0.9 million of in-process research and development related to Entercept. The ongoing projects at Entercept at the time of the purchase consisted of a Linux version of their current product. At the date we acquired Entercept, we estimated that, on average, 31% of the development effort had been completed and that the remaining 69% of the development effort would take approximately eight months to complete and would cost $0.3 million. The efforts required to complete the development of these projects principally related to additional design efforts, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The product was released in the fourth quarter of 2004. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 35% (which represents a premium of approximately 19% over our weighted average cost of capital) and excluding the value attributable to the use of the in-process technologies in future products.
      Interest and Other Income. Interest and other income was $15.9 million in 2004, $15.9 million in 2003 and $27.3 million in 2002. Interest and other income remained consistent from 2003 to 2004 primarily due to an increase in cash and marketable securities of $158.4 million from 2003 to 2004, partially offset by a $1.3 million loss in 2004 on the interest rate swap we entered into in 2002. Interest and other income decreased from 2002 to 2003 due to a decrease of cash and marketable securities of $247.5 million from 2002 to 2003 and an overall decrease in average yields on our marketable securities. In 2003, we used cash of approximately $217.1 million to purchase Entercept and IntruVert and $177.3 million to redeem the remaining portion of our outstanding zero coupon debentures.
      Interest and Other Expenses. Interest and other expense was $5.3 million in 2004, $7.5 million in 2003 and $25.1 million in 2002. Interest and other expense decreased from 2003 to 2004 due to the redemption and conversion of the convertible debt in August 2004. The $17.6 million decrease in interest and other expenses from 2002 to 2003 was due to an $8.8 million reduction related to the repurchase in 2003 of the remaining zero coupon debentures and a $9.2 million reduction related to the realization of a full year of effect of the interest rate swap we entered into in July 2002.
      (Loss) gain on repurchase of convertible debt. In 2004 and 2003, we recognized losses of $15.1 million and $2.7 million, respectively, on the redemption of all our remaining convertible debt. In 2003, we redeemed debt which had an aggregate face amount at maturity of $358.0 million for approximately $177.1 million resulting in a loss on redemption of $2.7 million. In August 2004, we redeemed all of our outstanding $345.0 million 5.25% convertible notes for approximately $265.6 million in cash and the issuance of approximately 4.6 million of our common shares. The $15.1 million loss was the result of the write-off of unamortized debt issuance costs, fair value adjustment of the debt and a 1.3125% premium paid for redemption.
      (Loss) gain on Investments, Net. In 2004, we recognized a loss on the sale marketable securities of $1.7 million. In 2003 and 2002, we recognized gains of $3.1 million and $3.8 million, respectively. Our investments are classified as available for sale and we may sell securities from time to time to move funds into investments with more lucrative investment yields, thus resulting in gains and losses on sale.
      Impairment of Strategic and Other Investments. In 2002, we recorded impairment charges of $0.2 million related to an other than temporary decline in the value of our venture and strategic investments. No such impairment charges were incurred in 2004 and 2003 as all of our investments had no carrying value.
      Provision for (benefit from) Income Taxes. The provision for (benefit from) income taxes was $91.4 million, $16.8 million (including $3.6 million included in the cumulative effect of change in accounting principle) and $(0.3) million in 2004, 2003 and 2002, respectively. Tax expense was 28.9%, 18.1% (excluding $3.6 million included in the cumulative effect of change in accounting principle) and 0% of income before income taxes and minority interest for 2004, 2003 and 2002, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits, utilization of foreign tax credits, and lower effective rates in some overseas jurisdictions. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

      Cumulative Effect of Change in Accounting Principle. In 2003, we changed our method of accounting for recognizing commission expenses to sales personnel, and recorded a one-time credit of $13.9 million, $10.3 million net of tax. Prior to January 1, 2003, we expensed sales commissions as incurred. Commissions are now directly related to sales transactions and are deferred and recognized ratably over the same period as the revenue is recognized and recorded.
Stock-Based Compensation
      We recognized stock-based compensation expense of $14.3 million, $12.5 million and $22.4 million in 2004, 2003 and 2002, respectively, which is included in research and development, marketing and sales, general and administrative expenses and severance costs related to Sniffer disposition in the consolidated statements of income. Our stock-based compensation charges are comprised of the following for the years presented (in thousands):

	Years Ended December 31,

	2004	2003	2002

Exchange of McAfee.com options	$6,669	$3,369	$16,101
Former employees	1,216	1,125	10,118
New and existing executives and employees	1,928	424	1,478
Extended life of vested options of terminated employees	1,164	3,720	—
Extended vesting term of options	—	—	193
Extended period of Employee Stock Purchase Plan	—	3,869	—
Shares purchased outside Employee Stock Purchase Plan and other	—	—	62
Repriced options	3,343	—	(5,548)

Total stock-based compensation	$14,320	$12,507	$22,404

      Described below are the events giving rise to the stock-based compensation charges in 2004. These stock-based compensation charges are described in greater detail in Note 16 to our consolidated financial statements. We expect significant future stock-based compensation charges related to the exchange of McAfee.com options and repriced employee stock options, with the amount of these charges being impacted by fluctuations in our stock price.
      Exchange of McAfee.com options. For 2004, 2003 and 2002, we recorded stock-based compensation of approximately $6.7 million, $3.4 million and $16.1 million, respectively, related to exchanged options subject to variable accounting. Our stock-based compensation charge related to exchanged options subject to variable accounting was based on our closing share price of $28.93, $15.04 and $16.09, respectively. As of December 31, 2004, we had outstanding exchanged options to acquire approximately 0.4 million shares subject to this variable accounting. Further increases in our stock price may result in significant additional stock-based compensation expense related to these options.
      Former employees. As a result of the Sniffer sale in July 2004, we modified the stock option agreements of several Sniffer executives by accelerating the vesting of their unvested options. We recorded a stock-based compensation charge of approximately $1.0 million in 2004.
      In November and December 2003, we extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees continued to vest after termination and their exercise period was extended an additional 90 days, we recorded a one-time stock-based compensation charge of approximately $0.1 million in 2004.
      In October 2002, we terminated the employment of four former McAfee.com executives. These executives held McAfee.com exchanged options, which are subject to variable accounting. Upon termination, the options were modified in accordance with a change in control provision, which resulted in stock-based compensation charges of $1.1 million and $9.9 million in 2003 and 2002, respectively.

      New and existing executives and employees. In September 2004, our chief financial officer and chief operating officer announced that he was retiring effective December 31, 2004. Under the terms of his transition agreement, all of his options vested on December 31, 2004. We recorded stock-based compensation expense due to the acceleration of vesting of $1.3 million in 2004.
      In connection with the acquisition of Foundstone in October 2004, we granted stock options to Foundstone employees which are subject to vesting provisions as the employees provide service to us. The total stock-based compensation charge was $2.3 million, of which approximately $0.2 million was recognized in 2004, and an additional $0.5 million was reversed due to terminated employees. An additional $1.4 million will be recognized through 2008, which is subject to a reduction based on employees terminating prior to full vesting of their options.
      In January 2002, our board of directors granted 50,000 shares of restricted stock to our chief executive officer. The fair value of the restricted stock grant was $1.4 million and is being recognized as stock-based compensation expense over the vesting period through January 2005. We recorded stock-based compensation expense of $0.4 million, $0.4 million and $0.5 million in 2004, 2003 and 2002, respectively.
      In January 2001, we entered into an employment agreement with our chief executive officer which provided for the grant of 400,000 shares of restricted stock that vested over a two year period from the date of grant. The fair value of the restricted stock was $2.0 million, of which the remaining $1.0 million was recognized as stock-based compensation expense in 2002.
      Extended life of vested options held by terminated employees. As part of the purchase of Foundstone in October 2004, we granted stock options to Foundstone employees, certain of which terminated their employment after the acquisition. The terminated employees had 90 days to exercise their stock options from the date of termination, otherwise the options would expire. We determined in December 2004 that we would not be able to file the required public company reports with the SEC that would allow the option holders to exercise their options within the 90 day period. In December 2004, we extended the expiration date of the options approximately one month, resulting in a new measurement date for the options. We recorded a one-time stock-based compensation charge of $1.0 million in 2004 due to the extension of the expiration date.
      During a significant portion of 2003, we suspended exercises of stock options until our required public company reports were filed with the SEC. The period during which stock option exercises were suspended is known as the black-out period. Due to the blackout period, we have extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, we have recorded stock-based compensation charges on the dates the options should have terminated based on the intrinsic value of the option on the modification date and the option price. In 2004 and 2003, we recorded stock-based compensation charges of approximately $0.1 million and $3.7 million, respectively.
      Extended period of Employee Stock Purchase Plan. During the blackout period in 2003, we suspended all stock purchases under our 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”). Due to the blackout period, we extended the purchase period for shares in the 2002 Purchase Plan that would otherwise have been purchased on July 31, 2003. Accordingly, in 2003 we recorded a one-time stock-based compensation charge of approximately $3.9 million.
      Repriced Options. In April 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price equivalent to the fair market value of our stock at the time of grant. Options to purchase a total of 9.5 million shares were cancelled and the same number of new options were granted. These new options vest at the same rate that they would have vested under previous option plans and are subject to variable accounting. Stock-based compensation expense will be recorded in the event our stock price closes above $20.375 at the end of period. We have and will continue to remeasure compensation cost for these repriced options until these options are exercised, cancelled or forfeited without replacement. Depending upon movements in the market value of our common stock, this accounting treatment may result in additional stock-based compensation charges or reversals in future periods.

      During 2004 and 2002, we incurred charges (credits) to earnings of approximately $3.3 million and ($6.5) million, respectively, based on closing stock prices of $28.93 and $16.09, respectively. We did not record any stock-based compensation for the repriced options in 2003 as our stock price was below $20.375 as of December 31, 2002 and throughout 2003. As of December 31, 2004, 0.3 million options were outstanding and subject to variable accounting.
      We also incurred an initial stock-based compensation charge in connection with the initial issuance of the repriced options. Approximately $1.0 million was recorded in 2002.
      Impact of Recent Accounting Pronouncement on Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share Based Payment” (“SFAS 123R”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on the consolidated results of operations.
Acquisition

Foundstone, Inc.
      On October 1, 2004, we acquired 100% of the outstanding capital shares of Foundstone, Inc., a provider of risk assessment and vulnerability services and products for $82.5 million in cash and $3.1 million of direct expenses, totaling $85.6 million. Total consideration paid for the acquisition was $90.4 million including $4.8 million for the fair value of vested stock options assumed in the acquisition. We acquired Foundstone to enhance our network protection product line. The results of operations of Foundstone have been included in our consolidated financial statements since the date of acquisition.
      Under the transaction, we recorded approximately $27.0 million for developed technology, $1.0 million for acquired product rights, including revenue related order backlog and contracts, $0.6 million for trade names/trademarks and non-compete arrangements, $59.2 million for goodwill (none of which is deductible for tax purposes), $2.6 million for net deferred tax liabilities and $5.1 million of tangible assets, net of liabilities. The intangible assets acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to 6.5 years or a weighted average period of 6.4 years. We accrued $0.3 million in severance costs for employees terminated at the time of the acquisition, of which less than $0.1 million remains as an accrual as of December 31, 2004.
Liquidity and Capital Resources

	2004	2003	2002

	(In thousands)
Cash, cash equivalents and investments	$924,681	$766,257	$1,013,709
Net cash provided by operating activities	$358,913	$156,304	$195,093
Net cash used in investing activities	$(39,373)	$(374,480)	$(183,646)
Net cash (used in)provided by financing activities	$(369,867)	$(146,579)	$43,736

Overview
      We ended 2004 with cash, cash equivalents and investments totaling $924.7 million, as compared to $766.3 million at the end of 2003. The increase was due primarily to our sale of Sniffer in July 2004 for cash proceeds of $213.8 million, net of direct expenses; our sale of Magic Solutions in January 2004 for cash proceeds of $47.1 million, net of direct expenses; the receipt of $113.8 million in proceeds from stock issued under options and employee stock purchase plans; the receipt of $25.0 million in reimbursements from our insurance carriers related to the securities class action lawsuit; and an increase in deferred revenue, net of dispositions of businesses, of $161.9 million. The receipts of cash were partially offset by our use of $265.6 million to repurchase the remaining balance of convertible debt; our use of $221.8 million to repurchase shares of our common stock; our use of $210.6 million for the net purchase of marketable securities; and our use of $84.7 million to purchase Foundstone. A more detailed discussion of changes in our liquidity follows.

Operating Activities
      Net cash provided by operating activities in 2004, 2003 and 2002 was primarily the result of our net income of $225.1 million, $70.2 million and $128.3 million, respectively, which is adjusted for non-cash items such as depreciation and amortization, non-cash restructuring charges, acquired in-process research and development, stock-based compensation, tax benefits from the exercise of employee stock options and changes in various assets and liabilities such as accounts payable, deferred revenue, accounts receivable and other current assets.
      Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 71 days, 92 days and 69 days at December 31, 2004, 2003 and 2002, respectively. We calculate accounts receivable DSO on a “gross” basis by dividing the gross accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by 90 days. We expect DSO to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2004, 2003 and 2002, we have not made any significant changes to our payment terms for our customers, which are generally “net 30.”
      Our balances in accounts payable, accrued liabilities and accrued taxes and other liabilities increased from $402.1 million at December 31, 2003 to $435.1 million at December 31, 2004, causing a $6.1 million increase in cash from operating activities, net of acquisitions, dispositions and non-cash items. The increase is primarily due to an increase in accrued taxes payable. Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable and to taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements and management’s assessment of our cash inflows. In 2004, 2003 and 2002, we have not made any significant changes to our payment timing to our vendors.
      Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of December 31, 2004, approximately $327.8 million of our cash and cash equivalents were held outside the United States. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have provided for U.S. federal income taxes on these amounts for consolidated financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the United States. The American Jobs Creations Act of 2004 (“AJCA”) introduced a limited time 85% dividends received reduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We are analyzing the impact of the AJCA and may repatriate to the United States some or all of our offshore earnings currently characterized as indefinitely reinvested outside the United States. The range of possible amounts we are considering for repatriation under this provision is between $0 and $500 million, and the range of potential additional income taxes is between $0 and $30 million.
      Our working capital, defined as current assets minus current liabilities, was $259.9 million and $415.8 million at December 31, 2004 and December 31, 2003, respectively. The cause of the decrease in working capital of approximately $155.9 million is primarily due to the $132.8 million increase in the current portion of deferred revenue. Our new perpetual plus licensing model results in less revenue recognition up-front, therefore causing increases in our deferred revenue. Additionally, the strengthening of foreign currencies against the U.S. dollar resulted in an increase in deferred revenue of approximately $18 million. The remainder of the decrease in working capital is primarily due to an increase in the current portion of accrued taxes payable from 2003 to 2004.
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

Investing Activities
      A summary of our investing activities at December 31, 2004, 2003 and 2002 is as follows (in thousands). The detail of these line items can be seen in our consolidated statement of cash flows:

Activity	2004	2003	2002

Cash payments for acquisitions, net	$(84,650)	$(217,256)	$(118,308)
Cash payments for property and equipment	(25,374)	(60,027)	(59,427)
Net (purchases) proceeds of investments in marketable securities	(210,588)	(97,861)	8,668
Decrease(increase) in restricted cash	19,930	664	(21,734)
Proceeds from sale of assets and technology	261,309	—	7,155

Net cash used in investing activities	$(39,373)	$(374,480)	$(183,646)

Acquisitions
      In 2004, we paid cash for our acquisition of Foundstone in the amount of $84.7 million, net of cash assumed. In 2003, we paid cash for our acquisitions of Entercept and IntruVert in the amount of $124.8 million and $92.3 million, respectively. We purchased IntruVert and Entercept to enhance our network intrusion prevention products. In September 2002, to, among other things, reduce customer and brand confusion, we acquired the outstanding minority interest in McAfee.com for a combination of shares our common stock and $98.4 million total cash payments. In 2002, we also purchased several smaller entities for cash in the amount of $19.1 million in order to enhance our products and improve distribution in Latin America.
      We may buy or make investments in complementary companies, products and technologies. Our available cash and equity and debt securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders.
      We have also made divestitures previously. In July and January 2004, we completed the sales of our Sniffer and Magic businesses, respectively, as part of our continued focus on security and security related products. In 2004, we received cash proceeds of approximately $213.8 million for the Sniffer sale and approximately $47.1 million for the Magic sale.

Property and Equipment
      We added $25.4 million of equipment during 2004 to update hardware for our employees and enhance various back office systems and purchases of equipment for our Bangalore research and development facility. We added $60.0 million of equipment during 2003 to update hardware for our employees and enhance various back office systems, including our new customer relationship management system which we deployed in early

2004. In 2002, we added $59.4 million of property and equipment, including approximately $17.0 million related to the construction of our regional office in Plano, Texas. Our property and equipment additions have been funded from operations.
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

Investments
      We (made net purchases of) and received net proceeds from sales/maturities of our marketable securities of $(210.6) million, $(97.9 million), and $8.7 million in 2004, 2003 and 2002, respectively. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in corporate bonds and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Restricted Cash
      At December 31, 2003, we had on deposit approximately $20.2 million as collateral for our interest rate swap arrangements we entered into related to our $345.0 million of 5.25% subordinated convertible debt. The arrangements required us to keep a minimum amount of $20.0 million on deposit with the swap counterparties, subject to increase based on the fair value of the swap. The swap agreement terminated in October 2004. The December 31, 2004 restricted cash balance of $0.6 million consists primarily of cash collateral related to our workers’ compensation insurance coverage.

Financing Activities
      The primary uses of cash for financing activities in 2004 were the use of $265.6 million of cash to repurchase our convertible debt, and the use of $221.8 million for the repurchase common stock. In 2003 and 2002, we also repurchased debt using $177.3 million and $66.2 million of cash, respectively.
      Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $113.8 million, $35.4 million and $109.9 million in 2004, 2003 and 2002, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.
      As our stock price rises, more participants are “in the money” in their options, and, thus, more likely to exercise their options, which results in cash to us. As our stock price decreases, more of our employees are “out of the money” or “under water” in regards to their options, and, therefore, are not able to exercise options, resulting in no cash received by us. The decrease in cash proceeds from the exercise of stock options and employee stock purchase plans from 2002 to 2003 was primarily the result of the blackout period in most of 2003 due to our restatement. From March 2003 through November 2003, all purchases under our stock option plans and employee stock purchase plan were suspended pending the filing with the SEC of our public company reports, including our restated financial results. Following the October 31, 2003 filing of these reports, activity under our plans was resumed and increased in 2004.
      We have a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding as of December 31, 2004.
Contractual Obligations
      A summary of our contractual obligations at December 31, 2004 is as follows (in thousands):

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases(1)	$153,489	$24,197	$37,201	$30,281	$61,810
Other commitments(2)	21,298	7,049	11,416	2,833	—
Purchase obligations(3)	2,781	2,781	—	—	—

Total	$177,568	$34,027	$48,617	$33,114	$61,810

(1)	Operating leases are for office space and office equipment. The operating lease commitments above reflect contractual and reasonably assured rent escalations under the lease arrangements. The operating lease contractual obligations reflect $60.0 million and $56.8 million in minimum non-cancelable payments under leases for the Santa Clara, California and Cork, Ireland facilities, respectively.

(2)	Other commitments are minimum commitments on telecom contracts and contractual commitments for naming rights and advertising services.

(3)	We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of product requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory.
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
Convertible Debt
      On August 17, 2001, we issued 5.25% convertible subordinated notes (“Notes”) with an aggregate principal amount of $345.0 million. The issuance generated net proceeds to us of approximately $335.1 million (after deducting fees and expenses). The Notes had a maturity date of August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. Interest was payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing February 15, 2002. At the option of the holder, the Notes could be converted into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. We had the option to redeem all or a portion of the Notes for cash at a repurchase price of 101.3125% of the principal amount at any time between August 20, 2004 and August 14, 2005. On August 20, 2004, we redeemed the outstanding balance for approximately $265.6 million in cash. Prior to the redemption date, approximately $83.4 million in aggregate principal was converted into approximately 4.6 million shares of our common stock. We recorded a loss on redemption of the Notes of approximately $15.1 million due to the write-off of unamortized debt issuance costs, fair value adjustment of the debt and the premium paid for redemption.
      We had interest rate swap agreements with two banks to hedge the interest rate risk on the Notes. The Swap agreements had a maturity date of August 15, 2006, subject to early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the average closing price of our common stock equals or exceeds $22.59 per share for a five-day period. We left the swap agreements intact after the Notes were redeemed in August 2004. On October 27, 2004, the swap agreements automatically terminated under the terms of the agreements as our five-day average stock price equaled the $22.59 threshold.
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
Stock Repurchases
      In 2004 and 2003, we repurchased 12.6 million and 0.4 million shares or our common stock in the open market for $221.8 million and $4.7 million, respectively. As of December 31, 2004, we were authorized to repurchase an additional $123.6 million of our common stock from time to time through August 2006, depending upon market conditions, share price and other factors.
      We repurchased approximately 2.0 million shares of our common stock in the open market for $47.4 million in March 2005.
Financial Risk Management
      The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Foreign Currency Risk
      As a global concern, we face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposures are related to non U.S. dollar-denominated sales and operating expenses in Japan, Canada, Australia, Europe, Latin America, and Asia. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not generally hedge anticipated foreign currency cash flows. Our hedging activity is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimates of transaction activity denominated in various currencies, primarily the Japanese Yen, Canadian dollar, Australian dollar, the Euro, and the British Pound. To the extent that these estimates are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.
      To reduce exposures associated with nonfunctional net monetary asset positions in various currencies, we enter into spot, forward and swap foreign exchange contracts. Our foreign exchange contracts typically range from one to three months in original maturity. In general, we have not hedged anticipated foreign currency cash flows nor do we enter into forward contracts for trading purposes. We do not use any derivatives for speculative purposes. Our existing forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the consolidated statements of income. Net realized gains and losses arising from settlement of our forward foreign exchange contracts were not significant in 2004, 2003, and 2002.

      The forward contracts outstanding and their fair values are presented below as of December 31 (in thousands):

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Euro	$116	$116	$490	$490
British Pound Sterling	288	288	54	54
Brazilian Real	420	420	—	—
Singapore Dollar	—	—	(16)	(16)
Japanese Yen	1	1	—	—
Australian Dollar	4	4	75	75
Canadian Dollar	39	39	255	255

	$868	$868	$858	$858

Interest Rate Risk
      In July 2002, we entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”), to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Note due 2006 (“Notes”) (See Note 7 to the consolidated financial statements).
      The notional amount of the Transactions was $345.0 million to match the entire principal amount of the Notes. We received from the Banks fixed payments equal to 5.25% percent of the notional amount, payable on February 15 and August 15 which started on August 15, 2002. In exchange, we paid to the Banks floating rate payments based upon the London Interbank Offered Rate (“LIBOR”) plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months which began on August 15, 2002.
      The Transactions were to terminate on August 15, 2006 (“Termination Date”), subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the five-day average closing price of our common stock were to equal or exceed $22.59. On October 27, 2004, the Transactions automatically terminated as our five-day average common stock price equaled $22.59.
      The Transactions qualified and were designated as a fair value hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative was recognized at fair value on the consolidated balance sheet with an offsetting entry to the consolidated income statement. In addition, changes in fair value of the Notes due to changes in the benchmark interest rate were recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the consolidated income statement. The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Notes were recognized as interest and other expense. The net gain recorded as of December 31, 2003 was approximately $5.6 million. There was no net gain or loss as of December 31, 2004 as the Transactions terminated in October 2004.
      To test effectiveness of the hedges, regression analysis was performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes were calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and our stock prices. For the year ended December 31, 2003, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.
      In support of our obligation under the Transactions, we were required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of collateral was presented as restricted cash in our consolidated financial statements at December 31, 2003.

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
      The following tables present the hypothetical changes in fair values in the securities held at December 31, 2004 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2004. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve month time horizons.
      The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

	Valuation of
	Securities Given
	an Interest Rate			Valuation of Securities Given
	Decrease of			an Interest Rate Increase of
	X Basis Points		No	X Basis Points
			Change in
Issuer	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$288.8	$287.3	$285.8	$285.4	$283.9	$282.4
Municipal bonds	4.9	4.9	4.9	4.9	4.9	4.9
Corporate notes, bonds and preferreds	422.1	421.1	420.1	419.1	418.1	417.1

Total	$715.8	$713.3	$710.8	$709.4	$706.9	$704.4

      The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of
	Securities Given
	an Interest Rate			Valuation of Securities Given
	Decrease of			an Interest Rate Increase of
	X Basis Points		No	X Basis Points
			Change in
Issuer	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$292.9	$291.6	$290.3	$289.1	$287.8	$286.5
Municipal bonds	5.0	5.0	5.0	5.0	5.0	5.0
Corporate notes, bonds and preferreds	428.3	427.5	426.6	425.8	425.0	424.2

Total	$726.2	$724.1	$721.9	$719.9	$717.8	$715.7

Recent Accounting Pronouncements Update
      See Note 2 of the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on financial condition, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Quantitative and qualitative disclosure about market risk is set forth at “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under Item 7.

Item 8.	Financial Statements and Supplementary Data
Quarterly Operating Results (Unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	(In thousands, except per share data)
Statement of Operations and Other Data:
Net revenues	$244,153	$221,633	$225,678	$219,078	$272,222	$227,775	$217,025	$219,314
Gross margin	204,273	187,360	188,114	181,886	230,335	189,840	180,882	185,653
Income from operations	23,427	210,717	13,201	75,326	51,141	9,708	1,911	1,642
Income before provision for income taxes and cumulative effect of change in accounting principle	23,621	199,457	13,969	79,424	55,478	13,268	2,903	1,476
Income before cumulative effect of change in accounting principle	38,747	118,148	10,200	57,970	45,308	10,774	2,491	1,332
Cumulative effect of, change in accounting principle, net of taxes	—	—	—	—	(805)	—	—	11,142
Net income	38,747	118,148	10,200	57,970	44,503	10,774	2,491	12,474
Cumulative effect of change in accounting principle, per share	$—	$—	$—	$—	$—	$—	$—	$0.07
Basic income per share	$.24	$.75	$.06	$.35	$0.28	$0.07	$0.02	$0.08
Diluted income per share	$.23	$.70	$.06	$.33	$0.26	$0.07	$0.02	$0.08
      We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance.
      Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, the portion of our licensing fees deferred and recognized as support and maintenance revenue, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions and sales of business or litigation and the occurrence of unexpected events. Results for the quarter ended December 31, 2004 reflect a tax benefit of $15.1 million due to the release of income tax contingencies upon the lapse of statutes of limitations, as well as a shift in taxable income from higher to lower tax jurisdictions. Results for the quarter ended September 30, 2004 reflect a $197.4 million gain on the Sniffer sale and a $15.1 million loss on repurchase of debt. Results for the quarter ended March 31, 2004 reflect a gain of $46.1 million on the Magic sale and a $19.1 million insurance reimbursement. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our consolidated balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.
      Our financial statements and supplementary data required by this item are set forth at the pages indicated at Item 15(a).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      Nothing to report.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, and because of the material weaknesses in our internal control over financial reporting described below, our management, including our CEO and CFO, has concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s Report on Internal Control over Financial Reporting
      Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. Our internal controls are designed to provide reasonable assurance to our management and members of our Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles of the United States of America (GAAP).
      As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      In performing the assessment, our management has identified three material weaknesses in internal control over financial reporting existing as of December 31, 2004.
Accounting for Income Taxes
      While preparing the annual provision for 2004 income taxes, we identified certain unreconciled differences in our tax reserve accounts dating back to calendar years 2002 and 2003. After further analysis, we determined that no adjustments were required to prior or current year financial statements. However, in reaching this conclusion, our management noted that there was a lack of historic analysis and documentation, ineffective account reconciliation procedures, and insufficient tax accounting personnel which did not allow the timely calculation of the year end tax provisions. Given the significance of the tax account balances and the absence of sufficient mitigating controls, these deficiencies which existed as of December 31, 2004 represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes could occur and would not be prevented or detected by our internal control over financial reporting.
Revenue Accounting
      In August 2004, we restated our results for the first quarter of 2004 as a result of revenue accounting misstatements that resulted from the improper system set up of a limited number of product stock keeping units. Subsequent to this event, we took action to remediate our revenue accounting controls. During the fourth quarter 2004 review and audit process, we noted that certain revenue accounting controls relating to (a) the analysis of transactions in certain geographies and (b) the deferral and amortization of the appropriate amounts of post contract support had not operated as designed and adjustments were recorded in the consolidated financial statements for the year ended December 31, 2004 to correct the identified errors. Our management has concluded that given the magnitude of the revenue adjustments recorded and the potential for misstatements to occur as a result of internal control deficiencies in revenue accounting existing as of December 31, 2004, there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting.
Financial Close and Reporting Process
      During the 2004 year end review and audit process, we identified a series of adjustments relating to complex transactions and balance sheet reconciliations and were unable to complete the financial close process in a timely manner due to a lack of sufficient accounting personnel. Given the number of adjustments identified, the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential for errors to significant account balances to occur as of December 31, 2004, our management has concluded that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by our internal control over financial reporting.
      As a result of the material weaknesses described above, management’s conclusion is that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting based upon the criteria set forth in COSO’s Internal Control — Integrated Framework.
      Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below.
      On October 1, 2004, we completed the acquisition of all of Foundstone, Inc., as discussed elsewhere in this report under “Business — Overview,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to our consolidated financial statements. Therefore, in making management’s assessment of the effectiveness of our internal control over financial reporting, we have excluded Foundstone, whose financial statements reflect total assets and revenues constituting 0.6% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004, from our report on internal control over financial reporting as management did not have sufficient time to make an assessment of Foundstone’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act.
Changes in Internal Control over Financial Reporting
      We undertook significant efforts in 2004 to establish a framework to improve internal controls over financial reporting. We committed considerable resources to the design, implementation, documentation and testing of our internal controls. Additional efforts were required to remediate and re-test certain internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting.
      While these steps have helped address some of the internal control deficiencies noted above, they have not been sufficient to remedy the control issues that existed as of December 31, 2004. We are taking the following steps to remediate these material weaknesses:

•	Increasing the number of internal general ledger and tax accounting personnel trained in reporting under accounting principles generally accepted in the United States (GAAP)

•	Improving the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and application with GAAP at each of our operating locations

•	Improving the interim and annual review and reconciliation process for certain key account balances

•	Enhancing the training and education for our international finance and accounting personnel and new hire additions to the worldwide finance team

•	Implementing more stringent policies and procedures regarding revenue accounting and change management of our product catalogue

•	Directing more internal audit time and attention to sales order processing and revenue accounting activities

•	Increasing diligence regarding user access and change management to our network, databases and applications

•	Automating certain controls that are currently performed manually

•	Simplifying and integrating systems
Inherent Limitation on the Effectiveness of Internal Controls
      The effectiveness of any system of internal control over financial reporting, including McAfee’s, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including McAfee’s, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of McAfee, Inc. (formerly known as Network Associates, Inc.):
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”), that McAfee, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report, management excluded from their assessment the internal control over financial reporting at Foundstone, Inc. which was acquired on October 1, 2004 and whose financial statements reflect total assets and revenues constituting 0.6% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Foundstone, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	The Company’s controls over the calculation of the income tax provision, taxes payable and deferred income tax amounts did not operate effectively as of December 31, 2004. In particular, (1) the Company did not have a sufficient number of personnel with adequate expertise in income tax accounting matters, (2) historical analyses were not maintained in sufficient detail and (3) account reconciliations, which are necessary to detect whether income tax amounts are calculated properly and recorded in the proper period, were not completed and reviewed in time to permit timely reporting of financial results. Due to the potential that a material misstatement could occur related to the income tax amounts and the absence of mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	The Company’s controls over the recognition of revenue for software contracts did not operate effectively as of December 31, 2004. In particular, controls to properly apply the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition (as amended) to (1) analyze the terms of new contracts from a certain geographic region and (2) defer and amortize the appropriate amount applicable to post contract support, did not operate effectively and audit adjustments to defer revenue that had been improperly recognized were recorded by the Company for the quarter ended December 31, 2004. Such adjustments in the aggregate were material to the interim financial statements for that period and the potential misstatement could have been material to the annual financial statements. In addition, based on (1) the amount of the misstatements identified and the potential for additional misstatements related to the revenue recognized, (2) the elevated risk of misstatement associated with revenue recognition and (3) the absence of mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	The Company’s controls over the period-end financial closing and reporting process are inadequate and constitute a material weakness in the design of internal control over financial reporting. Specifically, the Company lacks sufficient resources with the appropriate level of technical accounting expertise within the accounting function and therefore was unable to accurately perform certain of the designed controls over the December 31, 2004 financial closing and reporting process on a timely basis, evidenced by a significant number of adjustments which were necessary to present the financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles. Based on (1) the misstatements identified and (2) the significance of the financial closing and reporting process to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 30, 2005 expressed an unqualified opinion on such consolidated financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
San Jose, California
March 30, 2005
Item 9B.     Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2005. We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, corporate controller and other finance organization employees and establishes minimum standards of professional responsibility and ethical conduct. The finance code of ethics is publicly available on our website at www.mcafee.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer or corporate controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. All reports required to be filed during fiscal year 2004 pursuant to Section 16(a) of the exchange act by directors, executive officers and 10% beneficial owners were filed on timely basis, except as follows: Ms. Amanda Hodges’, the wife of our President, option grant of 1,000 shares in July 2004 was not reported in a timely manner to the SEC.

Item 11.	Executive Compensation
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements:

Page
Number

Reports of Independent Registered Public Accounting Firms	66
Consolidated Balance Sheets:
December 31, 2004 and 2003	68
Consolidated Statements of Income and Comprehensive Income:
Years ended December 31, 2004, 2003 and 2002	69
Consolidated Statements of Stockholders’ Equity:
Years ended December 31, 2004, 2003 and 2002	71
Consolidated Statements of Cash Flows:
Years ended December 31, 2004, 2003, and 2002	72
Notes to Consolidated Financial Statements	73
      (a)(2) Financial Statement Schedule
      The following financial statement schedule of McAfee, Inc. for the years ended December 31, 2004, 2003, and 2002 is filed as part of this Form 10-K and should be read in conjunction with McAfee, Inc.’s Consolidated Financial Statements.
      Schedule II — Valuation and Qualifying Accounts on Page 126
      Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.
      (a)(3) Exhibits: See Index to Exhibits on Page 123. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
McAfee, Inc. (formerly Network Associates, Inc.):
      We have audited the accompanying consolidated balance sheet of McAfee, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2004 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
San Jose, California
March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of McAfee, Inc. (formerly Networks Associates, Inc.):
      In our opinion, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2003 present fairly, in all material respects, the financial position, results of operations and cash flows of McAfee, Inc. and its subsidiaries at December 31, 2003 and for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for each of the two years in the period ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for sales commissions effective January 1, 2003.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 26, 2004

MCAFEE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$291,155	$333,651
Short-term marketable securities	232,929	174,499
Accounts receivable, net of allowance for doubtful accounts of $2,536 and $2,863, respectively	137,520	170,218
Prepaid expenses, income taxes and other current assets	103,687	97,616
Deferred income taxes	200,459	160,550
Assets held for sale	—	24,719

Total current assets	965,750	961,253
Long-term marketable securities	400,597	258,107
Restricted cash	617	20,547
Property and equipment, net	91,715	111,672
Deferred income taxes	220,604	199,196
Intangible assets, net	107,133	105,952
Goodwill	439,180	443,593
Other assets	12,080	20,178

Total assets	$2,237,676	$2,120,498

LIABILITIES
Current liabilities:
Accounts payable	$32,891	$32,099
Accrued liabilities	197,368	147,281
Deferred revenue	475,621	342,795
Liabilities related to assets held for sale	—	23,310

Total current liabilities	705,880	545,485
Deferred revenue, less current portion	125,752	116,762
Convertible debt	—	347,397
Accrued taxes and other long term liabilities	204,796	222,765

Total liabilities	1,036,428	1,232,409

Commitments and contingencies (Notes 11, 12 and 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2004 and 2003	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued:162,266,174 shares and 162,071,798 shares for 2004 and 2003, respectively;
Outstanding: 162,266,174 shares and 161,721,798 for 2004 and 2003, respectively	1,623	1,621
Treasury stock, at cost: no shares in 2004 and 350,000 shares in 2003	—	(4,707)
Additional paid-in capital	1,178,855	1,087,625
Deferred stock-based compensation	(1,777)	(598)
Accumulated other comprehensive income	27,361	34,027
Accumulated deficit	(4,814)	(229,879)

Total stockholders’ equity	1,201,248	888,089

Total liabilities and stockholders’ equity	$2,237,676	$2,120,498

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net revenue:
Product	$294,163	$513,610	$631,550
Services and support	616,379	422,726	411,494

Total net revenue	910,542	936,336	1,043,044

Cost of net revenue:
Product	73,058	80,895	101,019
Services and support	62,520	57,362	60,539
Amortization of purchased technology	13,331	11,369	3,153

Total cost of net revenue	148,909	149,626	164,711

Operating costs:
Research and development(1)	172,717	184,606	148,801
Marketing and sales(2)	354,380	363,306	397,747
General and administrative(3)	139,845	129,920	119,393
(Gain) loss on sale of assets and technology(4)	(240,336)	788	(9,301)
Litigation (reimbursement) settlement	(24,991)	—	70,000
Restructuring charges	17,493	22,667	1,116
Amortization of intangibles	14,065	15,637	10,742
Severance/bonus costs related to Sniffer and Magic disposition(5)	10,070	—	—
Reimbursement from transition services agreement	(5,997)	—	—
Provision for (recovery of) doubtful accounts, net	1,716	(1,216)	(219)
Acquisition related costs not subject to capitalization	—	—	16,026
In-process research and development	—	6,600	—

Total operating costs	438,962	722,308	754,305

Income from operations	322,671	64,402	124,028
Interest and other income	15,889	15,917	27,324
Interest and other expenses	(5,315)	(7,543)	(25,085)
(Loss) gain on repurchase of convertible debt	(15,070)	(2,727)	26
(Loss) gain on investments, net	(1,704)	3,076	3,838
Impairment of strategic and other investments	—	—	(198)

Income before provision for (benefit from) income taxes, minority interest and cumulative effect of change in accounting principle	316,471	73,125	129,933
Provision for (benefit from) income taxes	91,406	13,220	(274)

Income before minority interest and cumulative effect of change in accounting principle	225,065	59,905	130,207
Minority interest in income of consolidated subsidiaries	—	—	(1,895)

Income before cumulative effect of change in accounting principle	225,065	59,905	128,312
Cumulative effect of change in accounting principle, net of taxes of $3,590	—	10,337	—

Net income	$225,065	$70,242	$128,312

Other comprehensive income:
Unrealized losses on marketable securities, net of reclassification adjustment for losses recognized on marketable securities during the period and income tax	$(2,129)	$(709)	$(2,667)
Foreign currency translation (loss) gain	(4,537)	10,578	10,744

Comprehensive income	$218,399	$80,111	$136,389

MCAFEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME — (Continued)

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Basic net income per share:
Income before cumulative effect of change in accounting principle	$1.40	$0.37	$0.86
Cumulative effect of change in accounting principle, net of taxes	—	0.07	—

Net income per share — basic	$1.40	$0.44	$0.86

Shares used in per share calculation — basic	160,714	160,338	149,441

Diluted net income per share:
Income before cumulative effect of change in accounting principle	$1.31	$0.36	$0.80
Cumulative effect of change in accounting principle, net of taxes	—	0.07	—

Net income per share — diluted	$1.31	$0.43	$0.80

Shares used in per share calculation — diluted	177,099	164,489	176,249

(1)	Includes stock-based compensation charge of $6,518, $5,157 and $3,963 in 2004, 2003 and 2002, respectively.

(2)	Includes stock-based compensation charge of $2,642, $5,065 and $1,980 in 2004, 2003 and 2002, respectively.

(3)	Includes stock-based compensation charge of $4,085, $2,285 and $16,461 in 2004, 2003 and 2002, respectively.

(4)	Net of stock-based compensation charge of $84 in 2004.

(5)	Includes stock-based compensation charge of $991 in 2004.

Year Ended
December 31, 2002

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income	$121,513
Basic income per share	$0.81
Diluted income per share	$0.76
The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock			Additional	Deferred	Comprehensive		Total
			Treasury	Paid-In	Stock-Based	Income	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Compensation	(Loss)	Deficit	Equity

	(In thousands)
Balances, December 31, 2001	140,681	$1,406	$—	$752,439	$—	$16,081	$(428,433)	$341,493
Issuance of common stock upon exercise of stock options	8,197	82	—	99,664	—	—	—	99,746
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	3,633	—	—	—	3,633
Issuance of common stock from Employee Stock Purchase Plans	743	8	—	6,524	—	—	—	6,532
Issuance of common stock for acquisition of minority interest in McAfee.com, net of cost of $1,956	8,307	83	—	119,397	—	—	—	119,480
Deferred stock-based compensation	—	—	—	31,955	(31,955)	—	—	—
Amortization of deferred stock-based compensation and other compensation charge	—	—	—	(3,815)	26,219	—	—	22,404
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	(4,190)	—	—	—	(4,190)
Tax benefits from exercise of non-qualified stock options	—	—	—	45,962	—	—	—	45,962
Stock options issued in connection with acquisition	—	—	—	357	—	—	—	357
Minority interest attributed to McAfee.com	—	—	—	(1,638)	—	—	—	(1,638)
Foreign currency translation	—	—	—	—	—	10,744	—	10,744
Net decrease in unrealized gains on investments	—	—	—	—	—	(2,667)	—	(2,667)
Net income	—	—	—	—	—	—	128,312	128,312

Balances, December 31, 2002	157,928	1,579	—	1,050,288	(5,736)	24,158	(300,121)	770,168
Issuance of common stock upon exercise of stock options	2,548	26	—	19,610	—	—	—	19,636
Issuance of common stock from Employee Stock Purchase Plans	1,596	16	—	15,765	—	—	—	15,781
Repurchase of common stock	(350)	—	(4,707)	—	—	—	—	(4,707)
Deferred stock-based compensation	—	—	—	(643)	643	—	—	—
Amortization of deferred stock-based compensation and other stock-based compensation charge	—	—	—	8,012	4,495	—	—	12,507
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	(5,407)	—	—	—	(5,407)
Foreign currency translation	—	—	—	—	—	10,578	—	10,578
Net decrease in unrealized gains on investments	—	—	—	—	—	(709)	—	(709)
Net income	—	—	—	—	—	—	70,242	70,242

Balances, December 31, 2003	161,722	1,621	(4,707)	1,087,625	(598)	34,027	(229,879)	888,089
Issuance of common stock upon exercise of stock options	9,152	92	—	105,638	—	—	—	105,730
Issuance of common stock from Employee Stock Purchase Plans	775	8	—	8,055	—	—	—	8,063
Issuance of common stock upon exercise of warrants	184	2	—	(2)	—	—	—	—
Issuance of common stock upon conversion of debt	4,616	46	—	83,364	—	—	—	83,410
Repurchase of common stock	(12,623)	—	(221,816)	—	—	—	—	(221,816)
Retirement of treasury stock	—	(130)	226,523	(226,393)	—	—	—	—
Deferred stock-based compensation	—	—	—	6,443	(6,443)	—	—	—
Shares returned from trust	(1,560)	(16)	—	16	—	—	—	—
Amortization of deferred stock-based compensation and other stock-based compensation charge	—	—	—	6,804	7,516	—	—	14,320
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—		—	(3,154)	—	—	—	(3,154)
Contribution of proceeds from sale of common stock held in trust	—	—	—	3,779	—	—	—	3,779
Tax benefits from exercise of non-qualified stock options	—	—	—	72,622	—	—	—	72,622
Stock options issued in connection with acquisition	—	—	—	7,039	(2,252)	—	—	4,787
Release of deferred tax valuation allowance related to acquisition accounted for as a pooling of interests	—	—	—	27,019	—	—	—	27,019
Foreign currency translation	—	—	—	—	—	(4,537)	—	(4,537)
Net decrease in unrealized gains on investment	—	—	—	—	—	(2,129)	—	(2,129)
Net income	—	—	—	—	—	—	225,065	225,065

Balances, December 31, 2004	162,266	$1,623	$—	$1,178,855	$(1,777)	$27,361	$(4,814)	$1,201,248

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$225,065	$70,242	$128,312
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	(10,337)	—
Depreciation and amortization	66,699	62,830	53,684
Non-cash restructuring charge	9,624	14,534	—
Acquired in-process research and development	—	6,600	—
Premium amortization of marketable securities	4,614	7,114	—
Provision for (recovery of) doubtful accounts	1,716	(1,216)	(219)
Non-cash interest and other expense on convertible debt	1,224	3,162	12,025
Stock-based compensation charges	14,320	12,507	22,404
Deferred income taxes	(21,503)	(25,368)	(65,208)
Loss (gain) on sale of investments	1,704	(3,076)	(3,838)
Impairment of strategic and other investments	—	—	198
Minority interest	—	—	1,895
Loss (gain) on repurchase of zero coupon convertible debenture	15,070	2,727	(26)
(Gain) loss on sale of assets and technology	(238,923)	788	(9,301)
Tax benefit from exercise of nonqualified stock options	72,622	—	45,962
Change in fair value of interest rate swap, net of change in the fair value of the debt	382	(5,646)	(1,402)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	44,524	(6,676)	(15,805)
Prepaid expenses, income taxes and other assets	(6,267)	(17,624)	9,699
Accounts payable, accrued taxes and other liabilities	6,109	(78,452)	77,993
Deferred revenue	161,933	124,195	(61,280)

Net cash provided by operating activities	358,913	156,304	195,093

Cash flows from investing activities:
Purchase of marketable securities	(1,243,990)	(1,120,561)	(773,093)
Proceeds from sale and maturity of marketable securities	1,033,402	1,022,700	781,761
Decrease (increase) in restricted cash	19,930	664	(21,734)
Purchase of minority interest in McAfee.com	—	—	(98,447)
Purchases of acquired technology	—	(178)	(807)
Acquisitions, net of cash acquired	(84,650)	(217,078)	(19,054)
Purchase of property and equipment and leasehold improvements, net	(25,374)	(60,027)	(59,427)
Sale of Secure Computing shares and collar	—	—	5,105
Proceeds from sale of assets and technology	261,309	—	2,050

Net cash used in investing activities	(39,373)	(374,480)	(183,646)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plan and stock purchase plans	113,793	35,417	109,911
Contribution of proceeds from sale of common stock held in trust	3,779	—	—
Repurchase of common stock	(221,816)	(4,707)	—
Repurchase of convertible debt	(265,623)	(177,289)	(66,175)

Net cash (used in) provided by financing activities	(369,867)	(146,579)	43,736

Effect of exchange rate fluctuations	7,831	24,180	6,211

Net (decrease) increase in cash and cash equivalents	(42,496)	(340,575)	61,394
Cash and cash equivalents at beginning of period	333,651	674,226	612,832

Cash and cash equivalents at end of period	$291,155	$333,651	$674,226

Non cash investing and financing activities:
Unrealized losses on marketable investments, net	$(2,129)	$(709)	$(2,667)
Issuance of common stock for acquisition of minority interest in McAfee.com, net of costs of $1,956	$—	$—	$119,480
Fair value of assets acquired in business combinations	$110,394	$247,958	$—
Liabilities assumed in business combinations	$20,037	$25,465	$—
Realization of deferred tax assets of acquired company	$27,019	$—	$—
Issuance of common stock upon conversion of debt	$83,410	$—	$—
Stock options issued in connection with acquisition	$7,039	$—	$357
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,349	$10,434	$20,666
Cash paid during the year for income taxes	$31,393	$20,864	$18,547
The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
      McAfee, Inc. (formerly Network Associates, Inc.) and its wholly owned subsidiaries (the “Company”) are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. The Company offers two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. The Company’s computer security solutions are offered primarily to large enterprises, governments, small and medium sized businesses and consumers. The Company operates its business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific (excluding Japan) and Latin America.
      In January 2004, the Company sold its Magic Solutions product line (“Magic”), and in July 2004, the Company sold its Sniffer product line (“Sniffer”).
      In October 2004, the Company purchased Foundstone, Inc. (“Foundstone”), a provider of risk assessment and vulnerability services and products.
      In December 2004, the Company entered into an agreement to sell its McAfee Labs assets. The sale is expected to close in the first half of 2005.

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements include the accounts of McAfee, Inc. and its wholly owned subsidiaries. On September 13, 2002, the Company repurchased the 25% minority interest in its McAfee.com subsidiary. Therefore, since the date of acquisition, no minority interest exists in McAfee.com and accordingly the Company’s consolidated net income beginning in 2002 includes the full amount of McAfee.com results from this date. All significant intercompany accounts and transactions have been eliminated.
      Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. These reclassifications had no effect on the prior year’s stockholders’ equity or results of operations.

Minority Interest
      Minority interest in income of consolidated subsidiaries in the consolidated statement of income for 2002 represents the minority stockholders’ share of the income of McAfee.com. As of December 31, 2002 and for all subsequent periods, the Company’s consolidated subsidiaries were all wholly owned and there were no minority interests.

Use of Estimates
      The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include those required in the valuation of intangible assets acquired in purchase combinations, impairment analysis of goodwill and intangibles, property and equipment, allowances for doubtful accounts, sales returns and allowances, vendor specific objective evidence of the fair value of the various elements of the Company’s multiple element software transactions, valuation allowances for deferred tax assets, tax accruals, and warranty obligation accrual. Although the Company believes that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Risks and Concentrations
      The Company has historically derived a majority of its net revenue from its McAfee anti-virus software products and its Sniffer network fault identification and application performance management products. The Company sold its Sniffer business in July 2004, which accounted for $90.9 million and $210.2 million of revenues in 2004 and 2003, respectively, which represented 10% and 22% of total revenue for those periods, respectively. McAfee anti-virus software products and support renewals are expected to continue to account for an even more significant portion of the Company’s net revenues after the sale of Sniffer. The markets in which the Company operates are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.
      The Company sells a significant amount of its products through intermediaries such as distributors, resellers and others. The Company’s top ten distributors represented 49% to 63% of net sales per quarter during 2004, 2003 and 2002. During 2004, 2003 and 2002, one customer accounted for 22%, 24% and 25%, respectively, of the total net revenue for each year. During 2004 and 2002, another customer accounted for 11% and 10%, respectively, of the net revenue. At December 31, 2004 and 2003, one distributor had an accounts receivable balance which comprised 23% and 22%, respectively, of the Company’s total accounts receivable balance. The Company’s distributor agreements may be terminated by either party without cause. If one of the Company’s significant distributors terminates its distribution agreement, the Company could experience a significant interruption in the sale and distribution of its products. The distributors may sell other vendor’s products that are complementary to, or compete with, its products. While the Company encourages its distributors to focus on the Company’s products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.
      Some of the Company’s distributors may experience financial difficulties, which could adversely impact collection of accounts receivable. The Company regularly reviews the collectibility and credit-worthiness of its distributors to determine an appropriate allowance for doubtful accounts. The Company’s bad debt allowance was $2.5 million at December 31, 2004 and $2.9 million at December 31, 2003. The Company’s uncollectible accounts could exceed its current or future allowances. The Company determines its allowance for doubtful accounts by assessing the collectibility of individual accounts receivable over a specified aging and amount and provides an amount equal to the historical percentage of write-off experience of the remaining accounts receivable. Accounts receivable are written off on a case by case basis, considering the probability that any amounts can be collected.
      Some of the Company’s products incorporate licensed software and the Company must be able to obtain reasonably priced licenses and successfully integrate this software with its hardware. In addition, some of the Company’s products may include “open source” software. The Company’s ability to commercialize products or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding its products.
      The Company maintains the majority of cash balances and all of its short-term investments with seven financial institutions. The Company invests with financial institutions with high quality credit and, by policy, limits the amount of deposit exposure to any one financial institution.
      The Company receives certain of its critical components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

MCAFEE, INC. AND SUBSIDIARIES
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

Derivatives
      The Company follows the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in accounting for derivatives. The standard requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the consolidated statement of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company’s use of derivative financial instruments is discussed in Note 7.

Cash and Cash Equivalents
      Cash equivalents are comprised of highly liquid debt instruments with original maturities or remaining maturities at date of purchase of 90 days or less.

Restricted Cash
      Restricted cash balances were $0.6 million and $20.5 million at December 31, 2004 and 2003, respectively. The restricted cash balance at December 31, 2004 consists of deposits restricted related to the Company’s workers’ compensation insurance coverage. The restricted cash balance at December 31, 2003 consists primarily of collateral for an interest rate swap arrangement that terminated in 2004.

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
      The Company assesses the value of its available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. Factors which the Company uses to assess whether an other than temporary decline has occurred include, but are not limited to, the period of time which the fair value is below original cost, significant changes in the operating performance, financial condition or business model, and changes in market conditions. Any “other than temporary decline” in value is

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported in earnings and a new cost basis for the marketable security established. The Company did not record any “other than temporary declines” in marketable securities for 2004, 2003 or 2002.

Inventory
      Inventory, which consists primarily of finished goods, is stated at lower of cost or market and is included in other current assets. Cost is computed using standard cost, which approximates cost on a first in, first out basis. Inventory of $5.1 million at December 31, 2004 and $15.9 million at December 31, 2003 is included in other current assets.

Property and Equipment
      Property and equipment are presented at cost less accumulated depreciation and amortization (see Note 8). Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives as follows:

•	building — interior — seven years; exterior — twenty years;

•	office furniture and equipment — three to seven years; and

•	computer hardware and software — three to five years;

•	leasehold improvements — the shorter of the lease term, including assumed lease renewal periods that are reasonably assured or the estimated useful life of the asset.
      The costs associated with projects eligible for capitalization are accumulated on the consolidated balance sheet until the project is substantially complete and is placed into service. Capitalized interest is calculated on all eligible projects in progress. Interest capitalization begins when three conditions have been met (1) expenditures have occurred, (2) activities necessary to prepare the asset have begun, and (3) interest cost has been incurred. For 2004 and 2003, the Company recorded $0.1 million and $0.3 million of capitalized interest, respectively.
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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      The Company follows the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in accounting for its goodwill and intangible assets. The Company adopted SFAS 142 as of January 1, 2002, and as required, ceased amortizing goodwill. In lieu of amortization, an impairment review of goodwill is performed on at least an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. The Company’s reporting units are consistent with the operating geographies discussed in Note 19.

Finite-Lived Intangibles, Long-Lived Assets and Assets Held for Sale
      Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives of the Company’s identifiable intangibles is one to seven years (see Note 10).
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
      Based upon the existence of one or more potential indicators of impairment, recoverability is assessed based upon an estimate of undiscounted cash flows resulting from the use of the assets and its eventual disposition. Measurement of an impairment loss is based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Finite-lived intangibles and long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less the costs to sell.
      The Company announced plans to sell its McAfee Labs assets (“McAfee Labs”) in December 2004. The assets and liabilities related to this disposal group are not significant as of December 31, 2004. The Company sold its Magic assets in January 2004. This disposal group met the criteria stated in SFAS 144 to be held for sale in December 2003, and consequently, depreciation on the equipment related to Magic ceased, and all assets and liabilities related to Magic were presented as held for sale in the consolidated balance sheet at December 31, 2003.

Fair Value of Financial Instruments
      Carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of the Company’s investments in marketable securities are disclosed in Note 6. The fair value of the Company’s derivative instruments is disclosed in Note 7. The fair value of the Company’s convertible debt instruments is disclosed in Note 13.

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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Government Contracts
      McAfee Labs performs a significant portion of the Company’s research and development activities with government agencies. The Company enters into research and development contracts with government agencies under various pricing arrangements. Government contracting revenue is classified as services and support revenue in the accompanying consolidated statements of income and comprehensive income. Under government contracts, the Company is subject to audit by the Defense Contract Audit Agency (“DCAA”) which could result in the renegotiation of amounts previously billed.
      Revenue from “cost-plus-fixed-fee” contracts is recognized on the basis of reimbursable contract costs incurred during the period, plus a percentage of the fixed fee. Revenue from “time and material” contracts is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue from “firm-fixed-price” contracts is recognized on the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship that contract costs incurred bear to costs incurred plus management’s estimate of costs to complete. Losses, if any, are accrued when their occurrence becomes known and the amount of the loss is reasonably determinable. During 2004, 2003, and 2002, the Company recognized revenue of approximately $6.4 million, $11.0 million, and $17.3 million, respectively, associated with government contracts. The Company entered into an agreement for the sale of its McAfee Labs assets in December 2004.

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

Advertising Costs
      Advertising production costs are expensed as incurred. Media (television and print) placement costs are expensed in the period the advertising appears. Total advertising and promotional expenses were $9.0 million, $7.9 million, and $13.6 million for 2004, 2003 and 2002, respectively.

Stock-based Compensation
      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Accordingly, with respect to fixed-plan awards, the Company measures the excess, if any, of the market value of its common stock on the date of the award over the exercise price of options granted as deferred compensation expense (intrinsic method) and recognizes any such excess over the vesting period using the straight-line method. With respect to variable-plan awards resulting from award modifications or award terms where the amount of shares and the exercise price are not fixed at the date of grant, the Company records stock-based deferred compensation for the excess, if any, of the market value of its common stock at the end of each reporting period (or date of exercise, forfeiture or cancellation without replacement, if earlier) over the fair value of its common stock on the date of the award or modification. The resulting deferred compensation charge to earnings will be recorded over the remaining vesting term using the accelerated method of amortization. When variable plan options become fully vested, any remaining deferred compensation is recognized.
      The Company accounts for options awarded to non-employees (consultants) at fair value using the Black-Scholes option pricing model. The resulting fair value is recognized in expense upon performance.
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The Company recognizes pro forma expense for FAS 123 purposes under the accelerated method of amortization.
      For pro forma purposes, the compensation costs for the 1997 Plan, the Stock Option Plan for Outside Directors, the 2000 Nonstatutory Stock Option Plan and the 2002 and 1994 “Employee Stock Purchase Plans” (“ESPPs”) has been determined based on fair value at the grant date for awards from 1998 through 2004 consistent with the provisions of SFAS 123 using assumptions defined in Note 15, the Company’s net income and net income per share would have been as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net income, as reported	$225,065	$70,242	$128,312
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(25,632)	(55,848)	(76,721)
Add back: stock-based compensation expense, net of tax, included in reported net income	9,182	7,504	13,442

Pro forma net income	$208,615	$21,898	$65,033

Net income per share:
Basic — as reported	$1.40	$0.44	$0.86
Basic — pro forma	$1.30	$0.14	$0.44
Diluted — as reported	$1.31	$0.43	$0.80
Diluted — pro forma	$1.25	$0.13	$0.41
      The impact on pro forma income per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new employees.

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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Warranty
      The Company offers a warranty on its software and hardware products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs.

Comprehensive Income (Loss)
      Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in the Company’s components of comprehensive income (loss), which are excluded from net income.
      For 2004, 2003 and 2002 other comprehensive income (loss) is comprised of the following items (in thousands):

	Before		Net of
	Income Tax	Income Tax	Income Tax

2004
Unrealized loss on marketable securities and investments, net	$(5,253)	$2,102	$(3,151)
Reclassification adjustment for net loss on marketable securities recognized during the period	1,704	(682)	1,022
Foreign currency translation loss	(4,537)	—	(4,537)

Total other comprehensive loss	$(8,086)	$1,420	$(6,666)

2003
Unrealized gain on marketable securities and investments, net	$1,894	$(757)	$1,137
Reclassification adjustment for net gain on marketable securities recognized during the period	(3,076)	1,230	(1,846)
Foreign currency translation gain	10,578	—	10,578

Total other comprehensive income	$9,396	$473	$9,869

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Before		Net of
	Income Tax	Income Tax	Income Tax

2002
Unrealized loss on marketable securities and investments, net	$(805)	$322	$(483)
Reclassification adjustment for net gain on marketable securities recognized during the period	(3,838)	1,535	(2,303)
Impairment recognized	198	(79)	119
Foreign currency translation gain	10,744	—	10,744

Total other comprehensive income	$6,299	$1,778	$8,077

      Accumulated other comprehensive income is comprised of the following (in thousands):

	2004	2003	2002

Unrealized (loss) gain on available-for-sale securities	$(1,384)	$745	$1,454
Cumulative translation adjustment	28,745	33,282	22,704

Total	$27,361	$34,027	$24,158

Recent Accounting Pronouncements and Guidance

Stock-based Compensation
      In December 2004, the FASB issued SFAS 123R, “Share Based Payment” (“SFAS 123R”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Stock-based Compensation” above for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the consolidated results of operations.

Income Taxes
      In December 2004, the FASB issued Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”) (“FSP 109-2”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expects to complete its evaluation of the effects of the repatriation provision by the end of fiscal 2005. The range of possible amounts that the Company is considering for repatriation under this provision is between $0 and $500 million. While the Company estimates that the related potential range of additional income tax is between $0 and $30 million,

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this estimation is subject to change following technical correction legislation that the Company believes is forthcoming from Congress. The amount of additional income tax would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

Inventory
      In December 2004, the FASB issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing pronouncements, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS 151 is issued. The adoption of SFAS 151 is not expected to have a material effect on the Company’s consolidated financial position or results of operations as the Company does not manufacture any of its products.

The Meaning of Other-Than-Temporary Impairment
      In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 6). The Company does not believe that the adoption of EITF 03-01 will have a material impact on its financial position, results of operations or cash flows, however, the Company will evaluate the impact of EITF 03-1 once final guidance is issued.

3.	Cumulative Effect of Change in Accounting Principle
      Effective January 1, 2003, the Company changed its method for recognizing commission expenses to sales personnel. Prior to January 1, 2003, the Company’s policy had been to expense the commissions as incurred, however, the Company believed that expensing the commissions as incurred did not provide a fair representation of the income from operations where part or all of the revenue related to these sales transactions is deferred and recognized over time. Commission expense directly related to sales transactions is now deferred and recognized ratably over the same period as the related revenue is recognized and recorded, which the Company believes will provide greater transparency into its performance. The cumulative effect of the change in accounting principle resulted in a one-time credit of $10.3 million, net of taxes of $3.6 million, that was recorded in 2003.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates 2002 after considering the retroactive application of the adopted principle:

		Pro Forma for
		Commission
	Actual	Change

Operating expenses	$763,606	$774,938

Income before cumulative effect of change in accounting principle	$128,312	$121,513

Per common share — basic	$0.86	$0.81

Per common share — diluted	$0.80	$0.76

Net income	$128,312	$121,513

Per common share — basic	$0.86	$0.81

Per common share — diluted	$0.80	$0.76

4.	Business Combinations and Other Acquisitions

Foundstone, Inc.
      On October 1, 2004, the Company acquired 100% of the outstanding capital shares of Foundstone, Inc., (“Foundstone”), a provider of risk assessment and vulnerability services and products for $82.5 million in cash and $3.1 million of direct expenses, totaling $85.6 million. Total consideration paid for the acquisition was $90.4 million including $4.8 million for the fair value of vested stock options assumed in the acquisition. The Company acquired Foundstone to enhance its network protection product line. The Company acquired Foundstone to deliver enhanced risk classification of prioritized assets, automated shielding and risk remediation using intrusion prevention technology, and automated enforcement and compliance. The results of operations of Foundstone have been included in these consolidated financial statements since the date of acquisition.
      Under the transaction, the Company recorded approximately $27.0 million for developed technology, $1.0 million for acquired product rights, including revenue related order backlog and contracts, $0.6 million for trade names/trademarks and non-compete arrangements, $59.2 million for goodwill (none of which is deductible for tax purposes), $2.6 million for net deferred tax liabilities and $5.1 million of tangible assets, net of liabilities. The intangible assets acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to 6.5 years or a weighted average period of 6.4 years. The Company accrued $0.3 million in severance costs for employees terminated at the time of the acquisition, of which less than $0.1 million remains as an accrual as of December 31, 2004.
      As part of the Foundstone acquisition, the Company assumed a portion of outstanding vested and unvested Foundstone stock option options. The fair value of the Company’s stock options exchanged was $7.0 million, of which $4.8 million was reflected as part of the purchase price and $2.3 million was reflected as unearned compensation to be recognized by the Company through 2008 as employment services are provided.
      The Company cancelled the Foundstone stock options it did not assume, such options being held by four executives, in exchange for a cash payment equal to the intrinsic value of the cancelled stock options based on the purchase price per share. Forty percent of this amount was placed into escrow accounts for the four executives (Key Employee Escrow), along with 40% of the proceeds for the purchase of shares from the four executives. The four executives also received retention bonus payments, which were placed into Key Employee Escrow accounts. The Key Employee Escrow amounts are subject to vesting provisions from the date of acquisition through October 1, 2007. The Company recorded the $5.6 million paid into Key Employee Escrow as prepaid compensation, which is being recognized as expense over the vesting period. The Company

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized expense of approximately $0.3 million in 2004. In January 2005, the vesting schedule was amended such that a greater portion of the escrow amount vests within one year of the close of the transaction. The Company expects to record approximately $2.9 million in expense for escrow amounts vesting in 2005.
      Management determined the preliminary purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques and the assistance of valuation consultants. The following is a summary of the assets acquired and liabilities assumed in the acquisition of Foundstone:

(In thousands)
Technology	$27,000
Other intangible assets	1,600
Goodwill	59,235
Cash	920
Other assets	12,918
Deferred tax assets	8,721

Total assets acquired	110,394

Liabilities	8,740
Deferred tax liabilities	11,297

Total liabilities assumed	20,037

Net assets acquired	$90,357

      The following unaudited pro forma financial information presents the combined results of the Company and Foundstone as if the acquisitions had occurred at the beginning of 2004 and 2003 (in thousands except per share amounts):

	Year Ended December 31,

	2004	2003

	(Unaudited)
Net revenue	$927,595	$954,136

Income before cumulative effect of change in accounting principle	$212,610	$46,838

Net income	$212,610	$57,175

Basic net income per share	$1.32	$0.36

Shares used in per share calculation — basic	160,714	160,338

Diluted net income per share	$1.24	$0.35

Shares used in per share calculation — diluted	177,099	164,489

      The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisitions, amortization of identifiable intangible assets and adjustments for expenses incurred in conjunction with the acquisitions.

IntruVert Networks, Inc.
      On May 14, 2003, the Company acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., (“IntruVert”) a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $98.1 million in cash and $5.2 million of

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
direct expenses, totaling $103.3 million. The Company acquired IntruVert to enhance its intrusion detection product line, improve its position in the emerging intrusion prevention marketplace, embed the acquired technologies in the Company’s current product offering, and sell IntruVert products to its existing customer base. The results of operations of IntruVert have been included in these consolidated financial statements since the date of acquisition.
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
      The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years or a weighted average period of 4.5 years. The Company also accrued approximately $0.3 million in duplicative site costs for lease space no longer being utilized and permanently vacated related to the IntruVert acquisition, which has been fully paid as of December 31, 2004.
      As part of the IntruVert acquisition, the Company cancelled all outstanding IntruVert restricted stock and outstanding stock options and agreed to make cash payments to former IntruVert employees contingent upon their continued employment with the Company based on the same vesting terms of their restricted stock or stock option agreements. The payments to former IntruVert employees are recorded ratably over the vesting period as salary expense as the employees are currently providing services to the Company. Payments under the restricted stock plan are paid monthly from an escrow account and will total approximately $3.0 million from the purchase date through the fourth quarter of 2006. The Company recorded expense of approximately $1.4 million and $1.1 million in 2004 and 2003, respectively. Payments under the stock option plan are being paid monthly through the Company’s payroll, and will total approximately $4.1 million. The Company recorded expense of approximately $1.4 million and $0.8 million in 2004 and 2003, respectively, and will record an additional $2.0 million through the first quarter of 2007. Cash payments that were fully vested at the date of acquisition were included in the purchase price. If a former IntruVert employee ceases employment with the Company, unvested payment amounts will be returned to the Company.

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
      The Company recorded approximately $0.9 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The ongoing project at Entercept at the time of acquisition was a Linux version of their current product. The project was completed in the fourth quarter of 2004. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to six years or a weighted average period of 5.6 years.
      The Company accrued $2.8 for permanently vacated facilities at the acquisition date. The accrual will be fully utilized by 2006, the end of the original lease term. The Company made payments of $0.7 million in 2003, and in the fourth quarter of 2003, the Company entered into a sublease for the vacated facility, and

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
therefore, adjusted the accrual and related goodwill by the value of the sublease, which was $1.1 million. The following is a summary of activity in the restructuring accrual related to Entercept (in thousands):

Original accrual, April 30, 2003	$2,837
Cash payments	(1,106)
Adjustments	(1,137)

Balance, December 31, 2004	$594

      As part of the Entercept acquisition, the Company assumed all outstanding unvested Entercept cash bonus units and agreed to make specified per unit cash payments to former Entercept employees contingent upon their continued employment with the Company for one year based on the vesting terms of such units, generally one year. The payments to former Entercept employees totaling $2.4 million have been expensed monthly as salary expense as the employees were providing services to the Company. The Company recorded expense related to these payments of $0.6 million and $1.8 million in 2004 and 2003, respectively.
      Management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques and the assistance of valuation consultants. The following table summarizes the final fair values of the assets acquired and liabilities assumed in the acquisitions:

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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma financial information presents the combined results of the Company, IntruVert and Entercept as if the acquisitions had occurred at the beginning of 2003 and 2002 (in thousands except per share amounts):

	Year Ended December 31,

	2003	2002

	(Unaudited)
Net revenue	$939,953	$1,052,474

Income before cumulative effect of change in accounting principle	$49,721	$93,367

Net income	$60,058	$93,367

Basic net income per share	$0.38	$0.62

Shares used in per share calculation — basic	160,338	149,441

Diluted net income per share	$0.37	$0.59

Shares used in per share calculation — diluted	164,489	157,156

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

McAfee.com
      In September 2002, the Company repurchased the 25% minority interest in its McAfee.com subsidiary for $219.9 million in cash and stock. The Company issued 8.3 million shares of its common stock valued at $14.62 per share, which corresponds to the average market price of the Company’s common stock two days before and after the date the terms of the acquisition were agreed and announced. The acquisition was an effort to reduce or eliminate customer, market and brand confusion due to the similarity in its products, names and web addresses and to reduce or eliminate actual and potential conflicts between the companies and their sales forces, and related senior management distraction, due to confusion over market boundaries. This acquisition increased the Company’s ownership of McAfee.com to 100% and was accounted for using the purchase method of accounting. As part of the acquisition, McAfee.com was merged with and into the Company. The results of operations of McAfee.com have always been included in the consolidated income before minority interest of the Company. Prior to the acquisition, the minority interest in the McAfee.com income was excluded from the Company’s consolidated net income.
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

MCAFEE, INC. AND SUBSIDIARIES
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

      The following unaudited pro forma financial information presents the combined results of the Company and McAfee.com as if the acquisition had occurred at the beginning of 2002, after giving effect to certain adjustments, including amortization of identifiable intangible assets (in thousands, except per share amounts):

(Unaudited)
Net revenue	$1,043,044

Net income	$141,334

Basic net income per share	$0.91

Shares used in per share calculation — basic	155,245

Diluted net income per share	$0.84

Shares used in per share calculation — diluted	183,150

      The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for the expenses incurred by McAfee.com related to the Company’s exchange offer for all McAfee.com outstanding publicly held shares.

5.	Sale of Businesses

McAfee Labs
      In December 2004, the Company entered into an agreement for the sale of its McAfee Labs assets to SPARTA, Inc. (“SPARTA”) for $1.5 million. The transaction is expected to close in the first half of 2005. The assets and liabilities of McAfee Labs are not presented as held for sale since the purchase agreement requires the Company to be involved under certain contracts that are in progress at the close of the transaction until SPARTA obtains government approval as the contractor. As the Company will continue to be involved in the operations of the McAfee Labs business in 2005, its results of operations are included in income from operations in the consolidated statements of income. The cash flows resulting from this continued involvement are not expected to be material to the Company’s consolidated financial statements.
      The assets and liabilities of McAfee Labs are present in the Company’s North American operating region. Revenues related to McAfee Labs were approximately $6.4 million, $11.0 million and $17.3 million for 2004, 2003 and 2002, respectively.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sniffer Technologies
      In July 2004, the Company completed its sale of the Sniffer product line to Network General Corporation (“the Buyer”) for $213.8 million in cash, net of approximately $4.0 million in direct costs. The Company recorded a gain on sale of $197.4 million in 2004. Sniffer does not represent a separate component of the Company as its operations and cash flows cannot be sufficiently separated from the rest of the Company, consequently, its results of operations are included in income from continuing operations in the consolidated statements of income.
      The following is a detail of assets and liabilities that were sold to or assumed by the Buyer upon the close of the transaction:

(In thousands)
Assets:
Prepaid expenses	$2,227
Inventory	6,759
Equipment, net	2,396
Goodwill	50,547

Total assets	$61,929

Liabilities:
Accrued liabilities	$2,069
Deferred revenue	43,477

Total liabilities	$45,546

      The assets and liabilities of Sniffer were located primarily in the Company’s North America and EMEA operating segments. Sniffer assets and liabilities in the Company’s other reporting units were not material. Revenues related to Sniffer were $90.9 million and $210.2 million in 2004 and 2003, respectively.
      In conjunction with the sale of Sniffer, the Company entered into a transition services agreement with the Buyer. Under this agreement, the Company provides certain transitional services, including initial order processing, use of facilities, transaction processing services and certain other back office functions for the Buyer. The Company is reimbursed for its costs plus a margin. Operating expenses under this agreement are included in general and administrative expenses, while reimbursements for such expenses are included in the caption “Reimbursement from transition services agreement” on the accompanying consolidated statements of income. The Company recorded approximately $6.0 million of reimbursements under the transition services agreement.
      Also in conjunction with the sale of the Sniffer product line, the Company paid severance and bonuses to the former executives of Sniffer for their assistance in the transaction. The total bonuses and severance accrued was $7.7 million in 2004, of which $5.3 million has been paid as of December 31, 2004, and the remaining $2.4 million will be paid in the first quarter of 2006. Furthermore, the Company accelerated the vesting of these executive’s stock options, which resulted in a stock-based compensation charge of approximately $1.0 million.

Magic Solutions
      In December 2003, the Company entered into an agreement for the sale of its Magic Solutions product line (“Magic”) to BMC Software for $47.1 million in cash. The Company completed the transaction on January 30, 2004, and recorded a gain of $46.1 million. At December 31, 2003, the carrying values of assets and liabilities related to Magic sale were presented as held for sale on the consolidated balance sheet. Magic

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
does not represent a separate component of the Company as its operations and cash flows cannot be sufficiently separated from the rest of the Company, consequently, its results of operations are included in income from continuing operations in the consolidated statements of income.
      The following were the components of Magic at December 31, 2003:

(In thousands)
Assets:
Accounts receivable	$12,991
Prepaid expenses	888
Inventory	20
Equipment, net	1,023
Goodwill	9,797

Assets held for sale	$24,719

Liabilities:
Accounts payable	$215
Accrued liabilities	1,050
Deferred revenue	22,045

Liabilities related to assets held for sale	$23,310

      The assets and liabilities of Magic were located primarily in the Company’s North American and EMEA operating regions. Magic assets and liabilities in the Company’s other operating regions were not material. Revenues related to Magic were approximately $2.9 million and $63.2 million in 2004 and 2003, respectively.
      In conjunction with the Magic sale, the Company paid a $1.4 million bonus to an executive related to the transaction.

PGP Product Group
      In October 2001, the Board of Directors of the Company approved a plan to integrate the activities of the Company’s PGP product group into its other product groups. In addition to the integration plan, the Company began to look for a buyer for the PGP desktop encryption and Gauntlet firewall product. In February 2002, the Company announced the sale of Gauntlet firewall/ VPN business to Secure Computing. As a result of the transaction, the Company received common shares of Secure Computing in exchange for the Gauntlet business. The Company recorded a gain on sale of the business of $6.7 million. In August 2002, the Company announced the sale of the PGP business to PGP Corporation, a new venture funded company unrelated to the Company, for $2.0 million in cash and assumed liabilities. As a result of the transaction, the Company recorded a gain on sale of the business of $2.6 million.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Marketable Securities and Cash and Cash Equivalents
      Marketable securities, which are classified as available-for-sale, are summarized as follows as of December 31 (in thousands):

	2004

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$274,594	$40	$(1,021)	$273,613
Corporate debt securities	340,037	138	(1,458)	338,717
Municipal debt securities	4,850	—	—	4,850
Time deposits	16,350	—	(4)	16,346

	$635,831	$178	$(2,483)	$633,526

	2003

	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$190,567	$401	$(76)	$190,892
Corporate debt securities and money market funds	484,156	607	(180)	484,583
Equity securities	118	293	—	411

	$674,841	$1,301	$(256)	$675,886

      At December 31, 2004, $232.9 million of marketable debt securities had scheduled maturities of less than one year and are classified as current assets. Marketable securities of $400.6 million have maturities ranging from greater than one year to less than three years and are classified as non current assets.
      The following table summarizes the components of the cash and cash equivalents balance at December 31 (in thousands):

	2004	2003

Cash and money market funds, at cost which approximates fair value	$262,216	$325,360
Corporate debt securities, primarily commercial paper	28,939	8,291

Total cash and cash equivalents	$291,155	$333,651

      The Company recognizes realized gains(losses) upon the sale of investments using the specific identification method. The following table summarizes the gross realized gains (losses) for the years ending December 31 (in thousands):

	2004	2003	2002

Realized gains	$922	$3,753	$4,670
Realized losses	(2,626)	(677)	(832)

Net realized (loss) gain	$(1,704)	$3,076	$3,838

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government debt securities	$242,316	$(1,056)	$2,625	$(33)	$244,941	$(1,089)
Corporate debt securities	185,359	(1,076)	48,241	(318)	233,600	(1,394)

	$427,675	$(2,132)	$50,866	$(351)	$478,541	$(2,483)

      Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. The Company invests in government securities and debt instruments with high credit ratings, and believes that the financial position of the issuers of these securities are indicators that the securities are not impaired as of December 31, 2004.

7.	Derivatives

Forward Exchange Contracts
      The Company conducts business globally. As a result, it is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to reduce exposures associated with nonfunctional currency monetary assets and liabilities such as accounts receivable and accounts payable denominated in Euros, British Pound Sterling, Japanese Yen, and Singapore, Canadian and Australian dollars. The forward contracts typically range from one to three months in original maturity. In general, the Company does not hedge anticipated foreign currency cash flows nor does the Company enter into forward contracts for trading purposes. The Company does not use any foreign exchange derivatives for trading or speculative purposes.
      The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of income as interest and other income.
      The forward contracts outstanding and their fair values are presented below as of December 31 (in thousands):

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Euro	$116	$116	$490	$490
British Pound Sterling	288	288	54	54
Brazilian Real	420	420	—	—
Singapore Dollar	—	—	(16)	(16)
Japanese Yen	1	1	—	—
Australian Dollar	4	4	75	75
Canadian Dollar	39	39	255	255

	$868	$868	$858	$858

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps
      In July 2002, the Company entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”) to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Notes due 2006 (the “Notes”) (see Note 13).
      The notional amount of the Transactions was $345.0 million to match the entire principal amount of the Notes. The Company received from the Banks fixed payments equal to 5.25% percent of the notional amount, payable on February 15 and August 15 which started on August 15, 2002. In exchange, the Company paid to the Banks floating rate payments based upon the London Interbank Offered Rate (“LIBOR”) plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months which began on August 15, 2002.
      The Transactions had a termination date of August 15, 2006 (“Termination Date”), subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the five-day average closing price of the Company’s common stock were to equal or exceed $22.59 per share. Depending on the timing of the early termination event, the Banks would be obligated to pay the Company an amount equal to the repurchase premium called for under the terms of the Notes.
      The Transactions qualified and were designated as a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative is recognized at fair value on the balance sheet with an offsetting entry to the income statement. In addition, changes in fair value of the Notes due to changes in the benchmark interest rate are recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the income statement. The gain or loss from the change in fair value of the Transactions and the offsetting change in the fair value of the Notes are recognized as interest and other expense. The net unrealized gain recorded as of December 31, 2003 was approximately $5.6 million and the estimated fair value of the Transactions was $9.4 million at December 31, 2003.
      The Notes were fully repaid in August 2004, and the Transactions were left intact and became a speculative investment, with gains and losses being recorded in the consolidated statement of income. On October 27, 2004, the Transactions automatically terminated as the Company’s five-day average common stock price was equal to $22.59. The Company recorded a loss of $3.2 million in 2004 for the period of time from the repayment of the Notes through the termination of the Transactions.
      To test effectiveness of the hedge, regression analysis was performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes were calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For 2004 and 2003, the hedge was highly effective until the repayment of the Notes and therefore, the ineffective portion did not have a material impact on earnings.
      In support of the Company’s obligation under the Transactions, the Company was required to maintain with the Banks a minimum level of cash and investment collateral of $20.0 million and periodically adjust the overall level of collateral depending on the fair market value of the Transactions. This minimum amount of collateral is presented as restricted cash in the consolidated balance sheet as of December 31, 2003. The swap agreement terminated in October 2004, consequently, there is no restricted cash balance at December 31, 2004 for the Transactions.

Collar
      In March 2002, the Company purchased a one-year collar consisting of 300,354 purchased put options with a strike price of $17.31 and the same number of written call options with a strike price of $22.04.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Underlying both the put and call options were the Secure Computing shares. The Company designated the purchased collar as a fair value hedge of the Secure Computing available-for-sale securities received in the sales of Gauntlet assets (see Note 5) in accordance with SFAS 133. At the inception of the hedge, the Company assessed that the collar was highly effective based upon expected changes in the collar’s intrinsic value. In July 2002, the Company sold its shares in Secure Computing and closed its collar. As a result the Company recorded a net gain of $0.3 million, which is recorded as a gain of $0.4 million from the sale of the collar offset by a loss of $0.1 million from the sale of Secure Computing securities for 2002.
8.     Consolidated Balance Sheet Detail (in thousands):

	December 31,

	2004	2003

Property and equipment:
Building	$19,828	$19,822
Furniture and fixtures	18,728	27,469
Computers and equipment	154,005	198,737
Leasehold improvements	21,421	26,179
Construction in progress	2,034	23,505

	216,016	295,712
Accumulated depreciation	(129,363)	(189,102)

	86,653	106,610
Land	5,062	5,062

Total property and equipment, net	$91,715	$111,672

      Depreciation expense for 2004, 2003, and 2002 was $39.3 million, $35.8 million, and $39.8 million, respectively.

	December 31,

	2004	2003

Accrued liabilities:
Accrued income taxes, short term	$70,778	$10,123
Accrued compensation	53,146	51,183
Accrued marketing costs	2,806	3,622
Accrued legal and accounting fees	9,231	6,946
Accrued interest	—	6,843
Other accrued expenses	61,407	68,564

	$197,368	$147,281

	December 31,

	2004	2003

Accrued income taxes and other long-term liabilities:
Accrued income taxes, long term	$188,734	$209,287
Other	16,062	13,478

	$204,796	$222,765

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term accrued income taxes represent tax accruals for which the Company believes any related cash flows would occur after December 31, 2005.

9.	Restructurings

2004 Restructurings
      During 2004, the Company recorded several restructuring charges related to the reduction of employee headcount. In the first quarter of 2004, the Company recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to the Company’s North America and EMEA operating segments, respectively. The workforce size was reduced primarily due to the Company’s sale of Magic in January 2004 (see Note 5). In the second quarter of 2004, the Company recorded a restructuring charge of approximately $1.6 million related to the severance of approximately 80 employees in the Company’s sales, technical support and general and administrative functions. Approximately $0.6 million of the restructuring charge was related to the EMEA operating segment and the remaining $1.0 million was related to the North America operating segment. In the third quarter of 2004, the Company recorded a restructuring charge related to ten employees which totaled approximately $0.9 million, all of which related to the North America operating segment. In the fourth quarter of 2004, the Company recorded a restructuring charge of $1.3 million related to 111 employees, of which $0.7 million, $0.2 million, $0.2 million and $0.2 million related to the Latin America, North America, EMEA and Asia-Pacific (excluding Japan) operating segments, respectively. All employees have been terminated at December 31, 2004. The reductions in the second, third and fourth quarters are part of the previously announced cost-savings measures being implemented by the Company.
      In September 2004, the Company announced the move of the European headquarters to Ireland, which is expected to be substantially completed by the first quarter of 2005. In the third and fourth quarters of 2004, the Company recorded restructuring charges of $0.2 million and $2.2 million, respectively, related to the severance of approximately 80 employees, all of which was related to the EMEA operating segment. The costs will be substantially paid in the first half of 2005.
      Also in September 2004, the Company permanently vacated an additional two floors in its Santa Clara headquarters building. The Company recorded a $7.8 million accrual for the estimated lease related costs associated with the permanently vacated facility, partially offset by a $1.3 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. The Company also recorded a non-cash charge of approximately $0.8 million related to disposals of certain leasehold improvements. The restructuring charge of $6.5 million and related cash outlay are based on management’s current estimates.
      In the fourth quarter of 2004, the Company permanently vacated several leased facilities and recorded a $2.2 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, along with estimated costs associated with subleasing the vacated facility.
      During 2004, the Company adjusted the restructuring accruals related to severance costs and lease termination costs recorded in 2004. The Company recorded a $0.3 million adjustment to reduce the EMEA severance accrual for amounts that were no longer necessary after paying out substantially all accrued amounts to the former employees. The Company also recorded a $0.2 million reduction in lease termination costs due to changes in estimates related to the sublease income to be received over the remaining lease term of its Santa Clara headquarters building.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Company’s restructuring accruals established in 2004 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	$7,958	$3,482	$417	$11,857

      As of December 31, 2004, $5.8 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $6.1 million has been classified as other long term liabilities, and will be paid through March 31, 2013. Lease termination costs are net of estimated sublease income of $5.2 million at December 31, 2004.

2003 Restructuring
      In January 2003, as part of a restructuring effort to gain operational efficiencies, the Company consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into its regional headquarters facility in Plano, Texas. The facility houses employees working in finance, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses.
      As part of the consolidation of activities into the Plano facility, the Company relocated employees from the Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, the Company recorded a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities, partially offset by a $1.9 million write off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. The Company also recorded a non-cash charge of approximately $2.1 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment. The total restructuring charge of $15.8 million and related cash outlay are based on management’s current estimates. This restructuring charge was allocated to the Company’s North American segment.
      During the second and third quarters of 2003, the Company recorded restructuring charges of $6.8 million and $0.6 million, respectively, which consisted of $6.7 million related to a headcount reduction of 210 employees and $0.7 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The restructuring charge related to headcount reductions was $0.9 million and $5.8 million in the Company’s North American and EMEA operating segments, respectively. The employees were located in the Company’s domestic and international locations and were primarily in the sales, product development and customer support areas. In the third and fourth quarters of 2003, the Company reversed a total of $0.7 million of restructuring accrual in EMEA that was no longer necessary after paying out substantially all accrued amounts to the former employees.
      In 2004 and 2003, the Company adjusted the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by approximately $0.6 million and $0.3 million in 2004 and 2003, respectively, due to changes in estimates related to the sublease income to be

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
received over the remaining lease term. Also in 2004, the Company recorded a $0.1 million adjustment to reduce the restructuring accrual for severance and benefits from its EMEA operating segment that would not be utilized.
      The following table summarizes the Company’s restructuring accrual established in 2003 and activity through December 31, 2004 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(623)	(123)	—	(746)
Accretion	548	—	—	548

Balance, December 31, 2004	$12,301	$—	$—	$12,301

      As of December 31, 2004, $1.3 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $11.0 million has been classified as other long term liabilities and will be paid through March 31, 2013. Lease termination costs are net of estimated sublease income of $10.9 million at December 31, 2004.
      The Company’s estimate of the excess facilities charges recorded during 2003 and 2004 may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the Company’s success in negotiating with its lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected.
      As part of the plan to integrate certain activities of the Company’s PGP product group into its other product groups and to dispose of other product lines, the Company sold its Gauntlet business during the first quarter of 2002. In connection with this process, a restructuring charge of approximately $1.1 million was recorded. The restructuring charge consists of costs of severance packages for 44 employees as well as related legal and outplacement services. All amounts were paid at December 31, 2002.

10.	Goodwill and Intangible Assets
      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, the Company performs an impairment review of its goodwill on at least an annual basis. The impairment review requires a two-step process.
      The Company performs its annual goodwill impairment review as of October 1, of its fiscal year. In 2004, 2003, and 2002, these analyses have indicated that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. An interim impairment analysis was performed in the second quarter of 2004 to coincide with the sale of the Company’s Sniffer product line.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill information is as follows (in thousands):

				Effects of				Effects of
				Foreign				Foreign
	January 1,	Goodwill		Currency	December 31,	Goodwill		Currency	December 31,
	2003	Acquired	Adjustments	Exchange	2003	Acquired	Adjustments	Exchange	2004

North America	$232,122	$137,636	$(6,671)	$1,238	$364,325	$59,235	$(59,007)	$571	$365,124
EMEA	$25,424	$21,477	$(2,830)	$289	$44,360	$—	$(2,930)	$221	$41,651
Japan	$12,071	$4,678	$(1)	$—	$16,748	$—	$(351)	$—	$16,397
Asia-Pacific (excluding Japan)	$2,301	$3,814	$(28)	$—	$6,087	$—	$(520)	$—	$5,567
Latin America	$2,016	$3,905	$5,454	$698	$12,073	$—	$(1,724)	$92	$10,441

Total	$273,934	$171,510	$(4,076)	$2,225	$443,593	$59,235	$(64,532)	$884	$439,180

      Goodwill was acquired during 2004 as a result of the purchase of Foundstone, and during 2003 as part of the purchases of Entercept and Intruvert (see Note 4).
      For 2004, the adjustments column consists primarily of a reduction of $50.5 million due to the sale of Sniffer in 2004 (see Note 5), $13.6 million in adjustments related to the realization of net deferred tax assets from the Cybermedia, BySupport and IntruVert acquisitions and $0.4 million related to purchase price adjustments. For 2003, the adjustments column reflects a $6.2 million increase due to purchase price adjustments related to the BySupport acquisition in 2002, and a $9.8 million decrease due to the reclassification of Magic goodwill to assets held for sale. The goodwill adjustments related to each of the businesses were allocated based on the relative percentage of their respective estimated fair values to the Company’s fair value by reporting unit.
      The components of intangible assets are as follows (in thousands):

	December 31, 2004				December 31, 2003

			Accumulated			Accumulated
			Amortization			Amortization
	Weighted		(Including Effects			(Including Effects
	Average	Gross	of Foreign	Net	Gross	of Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other Intangible assets:
Purchased technologies	6.0 years	$139,509	$(74,400)	$65,109	$116,037	$(64,439)	$51,598
Trademarks, patents customer base, and other intangibles	6.4 years	90,335	(48,311)	42,024	103,431	(49,077)	54,354

	6.1 years	$229,844	$(122,711)	$107,133	$219,468	$(113,516)	$105,952

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The aggregate amortization expenses for the intangible assets listed above totaled $27.4 million, $27.0 million, and $13.9 million for 2004, 2003, and 2002, respectively.

	2004	2003

	(In thousands)
Intangible assets, beginning of year	$219,468	$177,255
Add: Purchased technologies (amortized over one to seven years)	27,000	40,523
Add: Trademarks, patents and other intangibles (amortized over one to seven years)	1,600	4,704
Add: Change in value due to foreign exchange	2,122	2,738

	250,190	225,220
Less: Transfers to goodwill	—	(5,752)

Dispositions	(20,346)	—
Intangible Assets, end of year	$229,844	$219,468

      The additions in 2004 are a result of the Foundstone acquisition. The dispositions consist of the sale of the Magic and Sniffer product lines in 2004. The additions in 2003 consist of the IntruVert and Entercept acquisitions. The transfers to goodwill in 2003 are a result of purchase accounting adjustments for BySupport.
      Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2005	$27,585
2006	24,896
2007	21,954
2008	16,586
2009	10,727
Thereafter	5,385

$107,133

11.	Commitments

Leases
      The Company leases most of its operating facilities under non-cancelable operating leases, which expire at various times ranging from the year 2005 through 2017. The Company’s operating leases for facilities typically include renewal periods which are at the option of the Company, and contractual escalations in monthly payments. The Company owns its regional office in Plano, Texas. A description of the Company’s significant operating leases is as follows:

	Lease Expiration	Renewal Option

Corporate Headquarters, Santa Clara, California	March 2013	None
European Headquarters, Cork, Ireland	December 2014	Two 5 year renewals
Amsterdam, The Netherlands	June 2008	5 year renewal
Slough, England	December 2017	None
Paris, France	April 2012	None
Tokyo, Japan	February 2006	None

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the Company has leased certain office equipment with various lease expiration dates through 2007.
      Future minimum payments, including contractual and reasonably assured escalations in future lease payments, and sublease rental income under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

		Sublease
	Payments	Income

2005	$24,197	$1,294
2006	20,643	737
2007	16,558	—
2008	15,392	—
2009	14,889	—
Thereafter	61,810	—

Total	$153,489	$2,031

      Rent expense for 2004, 2003, and 2002 was $21.2 million, $21.3 million, and $25.2 million, respectively. Sublease rental income under non-cancelable subleases was $1.5 million, $0.4 million, and $0.1 million for 2004, 2003, and 2002, respectively.

12.	Warranty Provision and Guarantees
      The Company offers warranty on its hardware and software products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. A reconciliation of the change in the Company’s warranty obligation for the years ended December 31 follows (in thousands):

	2004	2003	2002

Warranty provision, beginning of year	$1,103	$1,153	$982
Additional accruals	8,037	3,881	4,624
Disposition of Sniffer	(807)	—	—
Expenses incurred during the period	(6,515)	(3,931)	(4,453)

Warranty provision, end of year	$1,818	$1,103	$1,153

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45 as of December 31, 2004:

•	Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and the Company can not obtain the right to use, replace or modify the license or service in a commercially

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	Under the terms of certain vendor agreements, in particular, vendors used as part of the Company’s managed services, the Company has agreed that in the event the service provided to the customer by the vendor on behalf of the Company infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its vendor, against any loss, expense, or liability from any damages that may be awarded against its customer. No maximum liability is stipulated in these vendor agreements. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions or claims that are probable losses. The Company believes the estimated fair value of these indemnification clauses is minimal.

•	The Company has agreed to indemnify members of the board of directors, as well as officers of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are an agent of the Company, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. The Company maintains insurance coverage for directors and officers liability (“D&O insurance”). No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors and officers of the Company. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against its members of the board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

•	Under the terms of the Company’s agreement to sell Magic in January 2004, the Company agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, the Company has paid no amounts under the representations and warranties indemnification. The Company has not recorded any accruals related to these agreements.

•	Under the terms of the Company’s agreement to sell Sniffer in July 2004, the Company agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $200.0 million. To date, the Company has paid no amounts under the representations and warranties indemnification. The Company has not recorded any accruals related to these agreements.

•	Under the terms of the Company’s agreement to sell McAfee Labs assets in December 2004, the Company agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $1.5 million. The Company has not recorded any accruals related to these agreements.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Under the terms of the Company’s agreements to sell the PGP and Gauntlet assets in 2002, the Company agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). The maximum potential loss related to the indemnification for breach of representations or warranties is $2.4 million. No maximum liability is stipulated in the agreement related to any undiscovered liabilities. To date, the Company has paid $0.4 million under the representations and warranties indemnification.
      If the Company believes a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

13.	Convertible Debt and Line of Credit
      The convertible debt balance was $0 and $347.4 million, net of accumulated fair value adjustment of $0 and $2.4 million (see Note 7), at December 31, 2004 and 2003, respectively.

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
      In accordance with the indenture, in 2002, the Company redeemed a portion of the Debentures, which had an aggregate face amount at maturity of $140.0 million, at a net price of $66.2 million, which was financed from the Company’s investment portfolio. In connection with this repurchase, the Company recognized a net gain of approximately $26,000 in 2002. The gain was calculated as the difference between the accreted value of the debt, net of unamortized issuance costs and the cost of repurchase.
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

5.25% Convertible Subordinated Note Due 2006
      In August 2001, the Company issued 5.25% convertible subordinated notes (“Notes”) due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds (after deducting fees and expenses) of $335.1 million. The amortization of the issuance costs related to the Notes has been calculated using the effective interest method and recorded as additional interest expense in the statements of income. The Notes were unsecured and were subordinated to all existing and future Senior Indebtedness (as defined in the related indenture). The Notes had no restrictive financial covenants.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Notes had a maturity date of August 15, 2006, unless earlier redeemed by the Company at its option or converted at the holder’s option. At the option of the holder, the Notes were convertible into the Company’s common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes could also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related indenture). At any time between August 20, 2004 and August 14, 2005, the Company would be able to redeem all or a portion of the Notes for cash at a repurchase price of 101.3125% of the principal amount. After August 14, 2005, the repurchase price would be 100.0% of the principal amount.
      In August 2004, the Company redeemed all of the outstanding Notes at a net price of $265.6 million. Prior to the redemption date, approximately $83.4 million in aggregate principal amount of the Notes converted into approximately 4.6 million shares of the Company’s common stock. The Company recorded a loss on redemption of approximately $15.1 million, which represented the write-off of unamortized debt issuance costs, fair value adjustment and the 1.3125% premium paid for redemption.
      In July 2002, the Company entered into an interest rate swap transaction with two investment banks, which resulted in the convertible notes being carried at fair value (see Note 7).
      The estimated fair value of the Company’s long-term debt outstanding at December 31, 2003, which consisted of Notes with a carrying amount of $347.4, was $373.1 million.

Line of Credit
      The Company has a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company and the bank at the time of each specific transaction. The credit facility is intended to be used for short term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding as of December 31, 2004.

14.	Employee Benefit Plans

Company 401(k) and Profit Sharing Plan
      The Company’s 401(k) and Profit Sharing Plan cover substantially all full-time employees. Employees can elect to defer the lesser of 40% of their compensation or $13,000 per year. The board of directors, at its discretion, can match employee contributions in an amount not to exceed a maximum of $4,000 per year. The number of plan participants was impacted by headcount reductions resulting from the Magic and Sniffer dispositions, as well as general headcount reductions. Annual amounts contributed by the Company under the plan were $4.0 million, $4.7 million, and $4.3 million in 2004, 2003 and 2002, respectively.

Company Employee Stock Purchase Plan
      In April 2002, the Company’s board of directors adopted McAfee’s 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”) and an initial 2.0 million shares of the Company’s common stock were reserved for issuance. In December 2003, the Company’s stockholders approved an additional 2.0 million shares for issuance under the 2002 Purchase Plan for a total of 4.0 million shares. All employees are eligible to participate in the 2002 Purchase Plan. The 2002 Purchase Plan is comprised of two year offering periods with four six-month purchase periods. Purchase periods occur twice yearly and each offering effectively contains a six, twelve, eighteen and twenty-four month option. Shares are purchased through employees’ contributions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. No participant may purchase more than $25,000 of common stock in any one calendar year and the maximum number of shares a participant may purchase during a single offering period is 10,000 shares. In 2004 and 2003, approximately 0.8 million and

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.6 million shares were issued under the 2002 Purchase Plan at a weighted average purchase price of $10.41 and $9.89, respectively.
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

McAfee.com Employee Stock Purchase Plan
      In September 1999, McAfee.com’s board of directors adopted McAfee.com’s Employee Stock Purchase Plan (the “1999 Purchase Plan”). A total of 0.5 million shares of McAfee.com Class A common stock were initially reserved for issuance under the 1999 Purchase Plan. All McAfee.com full-time employees were eligible to participate in the 1999 Purchase Plan. The 1999 Purchase Plan was comprised of two-year offering periods with exercise dates approximately every six months (beginning each August and February), with the exception of the first offering period, which commenced on December 2, 1999, with the first exercise date on January 31, 2000. Shares were purchased through McAfee.com employees’ payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of McAfee.com’s Class A common stock at either the first day of an offering period or the last day of such offering period. No participant could purchase more than $25,000 worth of Class A common stock in any one calendar year and the maximum number of shares a participant could purchase during a single purchase period was 2,500 shares. Purchase periods occurred twice yearly and each offering effectively contained a six, twelve, eighteen and twenty-four month option. On September 13, 2002, the Company acquired the minority interest in McAfee.com and therefore the McAfee.com employee stock purchase plan was terminated. In 2002, approximately 0.2 million of McAfee.com shares were issued under the 1999 Purchase Plan at weighted average purchase price of $6.66. There was no activity under this plan in 2004 and 2003.

15.	Stockholders’ Equity

Common Stock
      In November 2003, the Company’s board of directors authorized the repurchase up to $150.0 million of the Company’s common stock in the open market. In August 2004, the board of directors authorized the repurchase of an additional $200.0 million of common stock through August 2006. The Company repurchased approximately 12.6 million and 0.4 million shares of its common stock in 2004 and 2003 for $221.8 million and $4.7 million, respectively. As of December 31, 2004, the Company may repurchase an additional $123.6 million of its common stock. The timing and size of future repurchases are subject to market conditions, stock prices, the Company’s cash position and other cash requirements.
      In 2004, the Company retired approximately 13.0 million shares of its common stock which had been purchased on the open market in 2003 and 2004.
      In 1998, the Company deposited approximately 1.7 million shares of common stock with a trustee for the benefit of the employees of the Dr. Solomon’s acquisition to cover the stock options assumed in the acquisition of this company. These shares, which have been included in the outstanding share balance, were to be issued upon the exercise of stock options by Dr. Solomon’s employees. The Company determined in June 2004 that Dr. Solomon’s employees had exercised approximately 1.6 million options, and that it had issued new shares in

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
connection with these exercises rather than the trust shares. The trustee returned the 1.6 million shares to the Company in June 2004, at which time they were retired and were no longer included in the outstanding share balance. In December 2004, the trustee sold the remaining 133,288 shares in the trust for proceeds of $3.8 million, and remitted the funds to the Company. The terms of the trust prohibited the trustee from returning the shares to the Company and stipulated that only employees could benefit from the shares. The Company paid out the $3.8 million to its employees as a bonus in 2004.

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
      The Company assumed the Foundstone, Inc. 2000 Stock Plan as part of the acquisition of Foundstone in October 2004 (see Note 4). The Company has reserved 747,144 shares of its common stock for issuance under this plan. The plan provides for an option price no less than 85% of the fair value of the Company’s common stock on the date of grant. The options generally become exercisable 25% one year after commencing employment or from the date of grant and thereafter in monthly increments over three years. All options under the plan expire ten years after grant. The Company assumed 428,696 options to purchase its common stock as a result of the acquisition.
      In September 2002, the Company acquired the minority interest in McAfee.com. At that time, all outstanding options under McAfee.com’s 1999 Stock Plan and 1999 Director Option Plan were converted and transferred into the Company’s option plans and the McAfee.com stock option plans were terminated.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aggregate activity under the Company’s stock option plans is as follows (in thousands, except per share data):

		Outstanding Options

					Weighted
	Shares				Average
	Available	Number of		Aggregate	Exercise
	for Grant	Shares	Price per Share	Price	Price

Balances, January 1, 2002	9,104	31,771	$ 0.23-$48.72	$421,493	$13.27
Additional options reserved	5,000	—		—	—
Option plan expirations	(984)	—		—	—
Options granted	(8,302)	8,302	$ 0.01-$30.26	190,401	$22.93
Options issued in exchange of McAfee.com outstanding stock options	—	2,761	$ 4.63-$71.26	46,748	$16.93
Options exercised	—	(8,197)	$ 0.01-$28.50	(107,454)	$13.11
Options canceled	6,335	(6,335)	$ 4.19-$34.69	(124,025)	$19.58

Balances, December 31, 2002	11,153	28,302	$ 0.01-$71.26	$427,163	$15.09
Option plan expirations	(1,326)	—		—	—
Options granted	(7,807)	7,807	$10.80-$20.28	118,364	$15.16
Options exercised	—	(2,548)	$ 1.78-$29.82	(20,532)	$8.06
Options canceled	3,821	(3,821)	$ 4.19-$65.38	(69,982)	$18.32

Balances, December 31, 2003	5,841	29,740	$ 0.01-$71.26	$455,013	$15.30
Additional options of acquired company reserved	747	—		—	—
Option plan expirations	(1,993)	—		—	—
Options granted	(5,674)	5,674	$14.96-$33.39	102,131	$18.00
Options assumed in conjunction with acquisition	(429)	429	$ 1.11-$ 3.68	1,153	$2.69
Options exercised	—	(9,152)	$ 0.65-$38.23	(106,235)	$11.61
Options canceled	7,262	(7,262)	$ 2.80-$58.71	(139,753)	$19.24

Balances, December 31, 2004	5,754	19,429	$ 0.01-$71.26	$312,309	$16.08

      Net proceeds from exercise of stock options was $105.7 million, $19.6 million and $99.7 million for 2004, 2003 and 2002, respectively, which is net of a reduction in stock option exercise proceeds of $0.5 million, $0.9 million and $7.8 million, respectively. This reduction is for the payment of the Company’s cash obligation, not exceeding the full exercise price, which is triggered upon exercise of the Company stock options that were granted in exchange for the McAfee.com options (see Note 16).
      During 2004 the Company granted 1.1 million stock options to employees for which the exercise price was below the fair value of its common stock on the date of grant. The Company is recognizing approximately $0.1 million in compensation expense over the vesting period of the options. During 2002, the Company exchanged approximately 2.3 million options in the McAfee.com acquisition at exercise prices below fair value as of the acquisition date (see Note 16). No options were granted to employees below or above fair value during 2003.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For various price ranges, weighted average characteristics of outstanding stock options of the Company at December 31, 2004 were as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$ 0.01-$ 1.98	98	4.3	$0.63	51	$1.21
$ 1.99-$ 4.12	359	5.1	$2.88	237	$2.80
$ 4.13-$ 6.19	2,370	5.1	$4.66	2,269	$4.67
$ 6.20-$ 9.30	534	5.5	$7.63	421	$7.58
$ 9.31-$13.97	2,926	7.2	$12.22	1,399	$11.98
$13.98-$20.97	9,169	8.1	$17.27	2,339	$17.09
$20.98-$31.47	3,817	6.3	$25.17	2,432	$24.98
$31.48-$47.22	133	6.0	$35.47	99	$36.13
$47.23-$74.00	23	3.7	$57.39	23	$57.53

	19,429	7.1	$16.08	9,270	$14.76

      At December 31, 2003 and 2002, the Company had 14.1 million and 10.0 million options that were exercisable with weighted average exercise prices of $15.33 and $14.27, respectively.

Proforma Stock Compensation Disclosure
      The fair value of options granted by the Company and McAfee.com has been calculated using the Black-Scholes option-pricing model using the single option approach. A typical option grant vests over a four-year period. Parameters for the option analysis are listed below.

	2004	2003	2002

The Company:
Risk free interest rate	3.07%	2.44%	3.46%
Expected life (years)	4	4	4
Volatility	63%	96%	84%
Dividend yield	—	—	—
      The weighted average grant date fair value of options granted by the Company in 2004, 2003 and 2002 was $9.08, $10.38 and $10.07, respectively.
      The weighted average fair value of restricted stock granted by the Company in 2002 was $27.19.

McAfee.com:

		Options
	Options	Granted to
	Granted to	Non-
	Employees	Employees
	2002	2002

Risk free interest rate	3.82%	3.82%
Expected life (years)	5	10
Volatility	110%	110%
Dividend yield	—	—

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average expected life of the option grants was estimated based on historical exercise patterns.
      The weighted average grant date fair value of options granted by McAfee.com to employees in 2002 was $7.76.
      The Company and McAfee.com have also estimated the fair value of purchase rights issued under their employee stock purchase plans. Rights under these plans were also valued using the Black-Scholes option pricing model. Parameters for the purchase rights analysis are listed below:

The Company:

	2004	2003	2002

Risk free interest rate	2.03%	1.43%	2.05%
Expected life (years)	1.25 years	1.25 years	6 months
Volatility	48%	72%	84%
Dividend yield		—	—
      The weighted average fair value of rights issued pursuant to the Company’s employee stock purchase plans in 2004, 2003 and 2002, was $6.58, $13.75, and $14.62, respectively.

McAfee.com:

2002

Risk free interest rate	1.72%
Expected life (years)	6 months
Volatility	110%
Dividend yield	—
      The weighted average fair value of rights issued by McAfee.com pursuant to its employee stock purchase plan until September 13, 2002 was $39.60.

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

16.	Stock-Based Compensation
      The Company recorded $14.3 million, $12.5 million, and $22.4 million in 2004, 2003 and 2002, respectively, of stock-based compensation. Stock-based compensation charges relate primarily to the exchange of McAfee.com options in connection with the Company’s acquisition of the publicly traded minority

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest in McAfee.com, non-recurring stock compensation charges related to executive compensation and the repricing of employee stock options. The Company expects significant future stock-based compensation charges related to the exchange of McAfee.com options, repriced employee stock options and the adoption of SFAS 123R (see Note 2).
      The following is a summary of the Company’s compensation charges for the years presented (in thousands):

	Years Ended December 31,

	2004	2003	2002

Exchange of McAfee.com options	$6,669	$3,369	$16,101
Former employees	1,216	1,125	10,118
New and existing executives and employees	1,928	424	1,478
Extended life of vested options of terminated employees	1,164	3,720	—
Extended vesting term of options	—	—	193
Extended period of Employee Stock Purchase Plan	—	3,869	—
Shares purchased outside Employee Stock Purchase Plan and other	—	—	62
Repriced options	3,343	—	(5,548)

Total stock-based compensation	$14,320	$12,507	$22,404

      Exchange of McAfee.com options. On September 13, 2002, the Company acquired the minority interest in McAfee.com. McAfee.com option holders received options for 0.675 of a share of the Company’s common stock plus $8.00 in cash, $11.85 after applying the option exchange ratio, which is paid to the option holder upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of the Company’s common stock. The assumed options have been accounted for under the guidance in EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25,” and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, these options are subject to variable accounting treatment, which means that a compensation charge has been measured initially at the date of the closing of the acquisition and then remeasured at the end of each reporting period.
      The initial charge was based on the excess of the closing price of the Company’s common stock over the exercise price of the options plus the $11.85 per share payable in cash. This compensation charge has been and will be remeasured using the same methodology until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge is recorded as an expense over the remaining vesting period of the options using the accelerated method of amortization under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For those options that were fully vested at the date of the closing of the acquisition, the Company immediately recorded compensation expense of $10.5 million. Charges related to unvested options are recorded as deferred stock-based compensation in stockholders equity in the consolidated balance sheet, and recognized as expense as the options vest.
      During 2004, 2003 and 2002, the Company recorded charges of approximately $6.7 million, $3.4 million and $16.1 million, including the $10.5 million described above, respectively, related to exchanged options subject to variable accounting. These stock-based compensation charges were based on the Company’s closing stock prices of $28.93, $15.04 and $16.09 on December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the Company had outstanding exchanged options to acquire approximately 0.4 million

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares subject to this variable accounting. Further fluctuations in the stock price may result in significant additional stock based compensation charges in future periods.
      Former Employees. In November and December 2003, the Company extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. These employees’ options continued to vest after termination and their exercise period was extended an additional 90 days. The Company recorded a one time stock-based compensation charge of approximately $0.1 million in 2004.
      As a result of the sale of the Company’s Sniffer product line in July 2004, the Company modified the stock option agreements of several Sniffer executives by accelerating the vesting of their unvested outstanding options. The Company recorded a stock-based compensation charge of approximately $1.0 million in 2004.
      In October 2002, the Company terminated the employment of four former McAfee.com executives. These executives held McAfee.com exchanged options, which are subject to variable accounting as discussed above. Upon termination, the options were modified in accordance with a change in control provision. As a result, the Company recorded a stock compensation charge of approximately $1.1 million and $9.9 million in 2003 and 2002, respectively.
      In July 2002, one of the Company’s employees became a non-employee, but continued to provide services to the Company. As he was allowed to continue to vest his options, the Company recorded a stock-based compensation charge corresponding to the fair market value of his vested options. The Company recorded stock-based compensation of $0.2 million in 2002.
      New and Existing Executives and Employees. In January 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to its chief executive officer. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase such shares will lapse as follows: 3,000 vested as of the grant date and 47,000 are restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was determined based on the difference between the exercise price of the restricted stock and the fair value of the common stock on January 15, 2002. During 2004, 2003 and 2002, the Company recorded approximately $0.4 million, $0.4 million and $0.5 million related to stock-based compensation associated with the chief executive officer’s 2002 restricted stock grant.
      In September 2004, the Company’s chief financial officer and chief operating officer announced that he was retiring from the Company effective December 31, 2004. Under the terms of his transition agreement, his options were modified such that all remaining unvested outstanding stock options would immediately vest on December 31, 2004 under specified conditions. The total stock based compensation charge related to this modification was approximately $1.3 million, which was recorded as expense in 2004.
      In connection with the acquisition of Foundstone in October 2004, the Company exchanged options to purchase shares of its common stock for Foundstone stock options. The fair value of the Company’s stock options was included in the Foundstone purchase price. In accordance with FIN 44, the Company recorded $2.3 million of deferred stock-based compensation related to the exchange of unvested stock options which are subject to vesting provisions as employment services are provided by the former Foundstone employees. The unvested stock options granted to Foundstone employees vest over periods ranging through 2008. The Company recorded stock-based compensation of $0.2 million in 2004 related to the unvested stock options exchanged in the Foundstone acquisition.
      On January 3, 2001, the Company entered into an employment agreement with its current chief executive officer. In accordance with the terms of the agreement, the Company issued 400,000 shares of restricted stock to its chief executive officer. The price of the underlying shares was $0.01 per share. The shares vested and the Company’s right to repurchase such shares lapsed as follows: 12.5% on the first four quarterly anniversaries of employment and the remaining 50% on the second year anniversary of employment. The fair value of the

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restricted stock was determined to be approximately $2.0 million and was estimated based on the difference between the exercise price of the restricted stock and the fair value of the Company’s common stock on the employment commencement date. During 2002, the Company recorded approximately $1.0 million in stock-based compensation.
      Extended life of vested options held by terminated employees. In connection with the Foundstone acquisition, the Company exchanged vested options to purchase shares of its common stock for vested Foundstone options. Certain Foundstone employees terminated their employment in October 2004 subsequent to the acquisition. Under the terms of their options, the terminated employees had 90 days to exercise their options before they would expire. The Company determined prior to the end of 2004 that it would not be able to file the required public company reports with the SEC that would allow the terminated Foundstone employees to exercise their options within the 90 day period. On December 7, 2004, the Company extended the expiration date of the options through the end of January 2005. In accordance with FIN 44, this modification was considered to result in a new measurement of compensation cost as if the options were newly granted. The compensation charge was calculated based on the difference between the Company’s closing stock price on December 7, 2004, the date of modification, and the closing stock price on the date of the Foundstone acquisition. The Company recorded a stock-based compensation charge of $1.0 million in 2004.
      In March 2003, the Company announced that the filing of its Form 10-K for 2002 would be postponed in order to restate prior financial results for 2000, 1999 and 1998. As a result, effective April 9, 2003, the Company suspended all exercises of stock options until the 2002 Form 10-K and all required quarterly reports on Form 10-Q were filed with the SEC, as these reports are incorporated by reference into the securities registration statements for each of the stock option plans. The period during which all stock option exercises were suspended was known as the blackout period. Due to the blackout period, the Company extended the exercisability of any options that would otherwise terminate during the blackout period for a period of time equal to a specified period after termination of the blackout period. Accordingly, the Company recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. The Company recorded stock-based compensation charges of approximately $0.1 million and $3.7 million for 2004 and 2003.
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
      Shares Purchased Outside Employee Stock Purchase Plan. On January 31, 2002, the Company experienced a shortfall in the number of shares available under the 1994 Employee Qualified Stock Purchase Plan to meet the requirements of the open purchase period. Although the Company reduced the number of shares plan participants could purchase by a pro rata amount, additional shares were required to be purchased outside of the plan in order to meet this shortfall. As a result, the Company recorded a one-time stock-based compensation charge of approximately $0.1 million in 2002. The charge was based on the difference between

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the fair value of the shares purchased outside of the plan and the price the shares were sold to plan participants.
      Repriced Options. On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063, the then current fair value of the stock. Options to purchase a total of 9.5 million shares were cancelled and the same number of new options were granted. These new options vest at the same rate that they would have vested under previous option plans and are subject to variable accounting. Accordingly, the Company has and will continue to remeasure compensation cost for these repriced options until these options are exercised, cancelled, or forfeited without replacement. The first valuation period began July 1, 2000.
      The amount of stock-based compensation recorded was and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company’s common stock on July 1, 2000, which was $20.375. The resulting compensation charge to earnings is recorded over the remaining vesting period, using the accelerated method of amortization required by FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an Interpretation of APB Opinions No. 15 and 25.” At December 31, 2004, these options were fully vested. Depending upon movements in the market value of the Company’s common stock, this variable accounting treatment can result in additional stock-based compensation charges in future periods until the options are exercised, forfeited or cancelled.
      During 2004, the Company recorded a stock-based compensation charge of $3.3 million, and during 2002, the Company recorded a credit to earnings of approximately $6.5 million. For 2004 and 2002, the Company’s stock-based compensation charge (credit) was based on year-end per share prices of its stock of $28.93 and $16.09, respectively. There was no charge or credit recorded by the Company in 2003 as the stock price was below $20.375 as of December 31, 2002 and throughout 2003. As of December 31, 2004, the Company had 0.3 million options outstanding subject to variable accounting.
      The Company also incurred an initial stock-based compensation charge in connection with the initial issuance of the repriced options. This charge was calculated based on the difference between the exercise price of the new options and their market value on the date of acceptance by employees. Approximately $1.0 million was expensed during 2002.

17.	Provision for Income Taxes
      The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	2004	2003	2002

Domestic	$180,462	$17,303	$278
Foreign	136,009	69,752	129,655

	$316,471	$87,055	$129,933

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Federal:
Current	$2,630	$18,148	$39,916
Deferred	68,370	(23,332)	(61,674)

Total Federal	71,000	(5,184)	(21,758)
State:
Current	(1,834)	5,863	5,189
Deferred	8,439	(4,802)	(2,362)

Total State	6,605	1,061	2,827
Foreign:
Current	21,648	18,167	19,829
Deferred	(7,847)	2,766	(1,172)

Total Foreign	13,801	20,933	18,657

Provision for (benefit from) income taxes	$91,406	$16,810	$(274)

      Approximately $3.6 million of the provision for income taxes in 2003 was reflected as part of the cumulative effect of a change in accounting principal in the consolidated statement of income.
      Significant components of net deferred tax assets are as follows (in thousands):

	Years Ended December 31,

	2004	2003

ASSETS
Deferred revenue	$154,910	$124,932
Accrued liabilities and allowances	74,627	61,802
Depreciation and amortization	165,279	137,554
Tax credits	107,871	117,998
Deferred stock compensation	7,870	4,116
Net operating loss carryover	27,948	51,332

	538,505	497,734
Valuation allowance	(65,820)	(88,283)

Total deferred tax assets	472,685	409,451

LIABILITIES
Intangibles not amortizable for tax purposes	39,677	40,178
Accrued liabilities and allowances	11,947	9,527

Total deferred tax liability	51,624	49,705

Net deferred tax asset	$421,061	$359,746

Current portion	$200,459	$160,550
Noncurrent portion	220,602	199,196

	$421,061	$359,746

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Company has net operating loss carryovers for federal income tax purposes of approximately $74.2 million. These net operating loss carryovers relate to acquisitions and are limited in the amount that can be recognized in any one year, and have expiration dates ranging from 2008 to 2024. The net decrease in the valuation allowance primarily relates to the utilization of foreign tax credits and net operating loss carryforwards from acquisitions for which there was uncertainty of future utilization prior to 2004. This decrease was partially offset by approximately a $2.2 million valuation allowance recorded related to deferred tax assets of Foundstone. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, other than certain acquired net operating loss and credit carryforwards and certain other foreign tax credits for which a valuation allowance has been provided.
      United States income taxes have not been provided for on a cumulative total of approximately $341.3 million of earnings of certain non-U.S. subsidiaries, as the Company’s historical intent has been to reinvest these earnings indefinitely in operations outside the U.S. See “Recent Accounting Pronouncements and Guidance” in Note 2 of the Consolidated Financial Statements for discussion of recent legislation regarding the repatriation of foreign earnings.
      The Company’s effective tax rate on income before income taxes differs from the U.S. Federal statutory tax rate as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

U.S. Federal income tax provision at statutory rate	$110,765	$30,470	$45,469
State provision	8,979	1,258	2,725
Non deductible acquisition and other costs	—	2,310	5,343
Foreign earnings taxed at rates different than the U.S. Rate	(10,266)	(3,480)	(26,724)
Other permanent differences	(2,335)	867	(957)
Tax credits	(12,183)	(2,532)	(26,096)
Difference between book and tax basis of businesses sold	22,840	—	—
Benefit from accruals for tax exposures no longer required	(25,036)	(12,083)	—
Other	(1,358)	—	(34)

	$91,406	$16,810	$(274)

      In 2004, the Company realized the benefit of certain tax deductions related to a prior period acquisition. The $27.0 million benefit has been recorded as a credit to additional paid in capital in the consolidated statement of stockholders’ equity in 2004 as the acquisition was accounted for under the “pooling of interests” method.

18.	Net Income Per Share
      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Numerator — Basic
Income before cumulative effect of change in accounting principle	$225,065	$59,905	$128,312
Cumulative effect of change in accounting principle, net of tax	—	10,337	—

Net income	$225,065	$70,242	$128,312

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2004	2003	2002

Numerator — Diluted
Income before cumulative effect of change in accounting principle	$225,065	$59,905	$128,312
Cumulative effect of change in accounting principle, net of tax	—	10,337	—
Interest on convertible debentures(1)	7,556	—	12,042

Net income, adjusted	$232,621	$70,242	$140,354

Denominator — Basic
Weighted average shares of common stock outstanding	160,714	160,338	149,641
Less: weighted average shares of common stock subject to repurchase	—	—	(200)

Basic weighted average common shares outstanding	160,714	160,338	149,441

Denominator — Diluted
Basic weighted average common shares outstanding	160,714	160,338	149,641
Effective of dilutive securities:
Convertible debentures(1)	12,154	—	19,092
Common stock options(2)	4,207	3,992	7,333
Warrants	24	159	183

Diluted weighted average shares	177,099	164,489	176,249

Basic net income per share:
Income before cumulative effect of change in accounting principle	$1.40	$0.37	$0.86
Cumulative effect of change in accounting principle, net of tax	—	0.07	—

Net income per share — Basic	$1.40	$0.44	$0.86

Diluted net income per share:
Income before cumulative effect of change in accounting principle	$1.31	$0.36	$0.80
Cumulative effect of change in accounting principle, net of tax	—	0.07	—

Net income per share — Diluted	$1.31	$0.43	$0.80

(1)	Convertible debt interest and related 19.1 million as-if converted shares were excluded from the calculation since the effect was anti-dilutive in 2003. The total number of shares excluded from the calculation related to as-if converted shares was 3.1 million for 2002.

(2)	At December 31, 2004, 2003 and 2002, 5.1 million, 15.6 million, and 9.9 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

19.	Business Segment and Major Customer Information
      The Company has concluded that it has one business and operates in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium sized business and consumer users, as well as resellers and distributors. Management measures profitability based on the Company’s five geographic regions: North America; EMEA; Japan; Asia-Pacific (excluding Japan) and Latin America. The regions are evidence of the operating structure of the Company’s internal organization.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The accounting policies of the businesses and geographic segments are the same as disclosed in Note 2. To reconcile to the consolidated financial statements, where applicable, “Corporate” represents costs and expenses associated with corporate activities. Corporate activities include general and administrative expenses and corporate marketing expenses of $65.0 million, $61.9 million, and $37.3 million in 2004, 2003 and 2002, respectively; stock-based compensation charges; and acquisition, restructuring and other related costs. These corporate expenses are not considered attributable to any specific geographic region. The $25.0 million litigation reimbursement received in 2004 and the $70.0 million litigation charge incurred in 2002 were recorded in North America. Summarized financial information concerning the Company’s net revenue and operating income by geographic region is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net revenue by region:
North America	$554,641	$606,685	$653,532
EMEA	241,724	240,616	298,659
Japan	54,609	40,519	39,369
Asia-Pacific (excluding Japan)	38,494	29,014	33,595
Latin America	21,074	19,502	17,889

Net revenue	$910,542	$936,336	$1,043,044

Operating income (loss) by region:
North America	$195,195	$215,027	$156,080
EMEA	90,612	88,884	135,629
Japan	18,650	11,061	8,710
Asia-Pacific (excluding Japan)	11,903	5,962	6,682
Latin America	4,188	1,338	2,436
Corporate	2,123	(257,870)	(185,509)

Operating income	$322,671	$64,402	$124,028

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is a summary of the Company’s total assets by geographic region. Assets purchased to support infrastructure and general and administrative activities, including land purchases, are included in “Corporate” in the table below. These corporate assets are not assigned to any specific geographic region. Summarized financial information concerning the Company’s total assets by business and geographic region is as follows (in thousands):

	December 31,

	2004	2003

North America	$1,579,401	$1,452,407
EMEA	533,987	485,613
Japan	64,736	51,331
Asia-Pacific (excluding Japan)	25,794	25,479
Latin America	19,729	17,839
Corporate	14,029	87,829

Total assets	$2,237,676	$2,120,498

      Property and equipment based on the physical location of the assets is as follows (in thousands):

	2004	2003	2002

United States	$72,769	$89,857	$73,990
Japan	4,038	5,484	4,560
India	3,667	4,261	1,506
The Netherlands	2,354	3,991	1,835
Other countries	8,887	8,079	7,386

Total	$91,715	$111,672	$89,277

      Net revenues attributed to countries based on the location of the customer for the years ended December 31 is as follows (in thousands):

	2004	2003	2002

United States	$520,211	$573,263	$618,936
United Kingdom	67,443	67,229	87,010
Germany	41,910	43,717	50,533
Japan	54,609	40,519	39,369
Other countries	226,369	211,608	247,196

Total	$910,542	$936,336	$1,043,044

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net revenue information on a business unit basis is as follows for the years ended December 31 (in thousands):

	2004	2003

McAfee	$766,696	$634,812
Sniffer	90,878	210,176
Magic	2,850	63,164
IntruShield	43,707	15,510
McAfee Labs	6,411	11,023
PGP	—	1,651

Total net revenue	$910,542	$936,336

      Net revenue information on a business unit basis is not available for 2002.
      Net revenue information on a product and service basis is as follows for the years ended December 31 (in thousands):

	2004	2003	2002

Software licenses	$157,983	$341,188	$459,707
Support and maintenance	436,299	313,731	310,473
Hardware	79,828	99,502	93,359
Retail	27,787	45,993	63,236
Consulting	19,157	27,421	36,740
Training	8,394	9,486	12,527
On-line subscription arrangements	152,529	72,088	51,754
Other	28,565	26,927	15,248

Total	$910,542	$936,336	$1,043,044

      At December 31, 2004 and 2003, one customer had an accounts receivable balance which comprised 23% and 22%, respectively, of the Company’s total accounts receivable balance. During 2004, 2003 and 2002, one customer accounted for 22%, 24% and 25%, respectively, of the total net revenue for each year. During 2004 and 2002, another customer accounted for 11% and 10%, respectively, of the net revenue. The net revenue derived from these customers is reported primarily in the Company’s North American and EMEA geographic segments.

20.	Litigation

General
      From time to time, the Company has been subject to litigation including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to the range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on the business, results of operations, financial condition and cash flow.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the Company is engaged in certain legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Securities Cases
      In September 2003, the Company entered into a settlement agreement with the plaintiffs in the In re Network Associates, Inc. II Securities Litigation, which was originally filed in September 2001. Under the settlement agreement the Company paid $70.0 million, which was recorded as litigation settlement in the consolidated statement of income for 2002. The settlement was approved by the court in February 2004, and the case was dismissed with prejudice to all parties and claims. In 2004, the Company received approximately $25.0 million from its insurance carriers related to this litigation, which was recorded as litigation reimbursement in the consolidated statement of income for 2004.
      Certain investment bank underwriters, the Company, and certain of its directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against the Company claims that the purported improper underwriting activities were not disclosed in the registration statements for McAfee.com’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased the Company’s securities or sold put options during the time period from December 1, 1999 to December 6, 2000. On February 19, 2003 the Court issued an Opinion and Order dismissing certain of the claims against the Company with leave to amend. A settlement proposal was accepted by the Company on July 15, 2003 and is awaiting Court approval. Under this settlement proposal, the Company may assign its claims against certain underwriters to the plaintiffs, and the Company would be dismissed from the lawsuit without paying any monetary damages.

Other Matters
      On June 6, 2002, Paul Cozza filed a Complaint in the United States District Court, District of Massachusetts alleging breach of contract, fraud and bad faith arising out of a dispute concerning the licensing of certain technology used in the Company’s Virex 6.1 product. The Complaint seeks royalties on the Company’s sale of Virex 6.1 products from January 1, 2002 to the present. The Company filed papers in opposition to the Complaint and asserted various defenses. The Company also moved to compel arbitration, which was denied by the District Court and the First Circuit Court of Appeals. In September 2004 the parties filed cross-motions for partial summary judgment on liability, but not damages, issues relating to whether the contract claims extend beyond the Virex 6.1 product. The District Court has heard argument on the pending cross-motions for partial summary judgment but has not yet issued any decision.
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

MCAFEE, INC. AND SUBSIDIARIES
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

22.	Subsequent Events
      In March 2005, the Company repurchased approximately 2.0 million shares of its common stock in the open market for approximately $47.4 million.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 31st day of March, 2005.

McAfee, Inc.

By:	/s/ George Samenuk

George Samenuk
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 31st, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ George Samenuk (George Samenuk)	Chairman of the Board and Chief Executive Officer	March 31, 2005

/s/ Eric F. Brown (Eric F. Brown)	Chief Financial Officer	March 31, 2005

/s/ Robert B. Bucknam (Robert B. Bucknam)	Director	March 31, 2005

/s/ Leslie G. Denend (Leslie G. Denend)	Director	March 31, 2005

/s/ Robert Dutkowsky (Robert Dutkowsky)	Director	March 31, 2005

/s/ Denis J. O’Leary (Denis J. O’Leary)	Director	March 31, 2005

/s/ Robert Pangia (Robert Pangia)	Director	March 31, 2005

/s/ Liane Wilson (Liane Wilson)	Director	March 31, 2005

EXHIBIT INDEX

Exhibit
Number			Description

2.1		—	Asset Purchase Agreement made and entered into as of April 22, 2004, by and among, Network General Corporation (formerly named Starburst Technology Holdings, Inc.), on the one hand; and (ii) McAfee, Inc. (formerly named Networks Associates, Inc.), Network Associates Technology, Inc., Network Associates International BV, Network Associates (India) Private Limited, McAfee Japan Co., Ltd. (formerly named Network Associates Japan Co., Ltd.), on the other hand, as amended by Amendment No. 1 thereto dated as of July 15, 2004.(1)

3.1		—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(3)

3.2		—	Certificate of Ownership and Merger between Registrant and McAfee, Inc.(2)

3.3		—	Amended and Restated Bylaws of the Registrant.(2)

3.4		—	Certificate of Designation of Series A Preferred Stock of the Registrant.(5)

3.5		—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(6)

4.3		—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(7)

10.1		—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(8)

10.2		—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(8)

10.3		—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(8)

10.4		—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(8)

10	.5*	—	2002 Employee Stock Purchase Plan.(9)

10	.6*	—	1997 Stock Incentive Plan, as Amended.(9)

10	.7*	—	Amended and Restated 1993 Stock Option Plan for Outside Directors.(4)

10	.8*	—	2000 Nonstatutory Stock Option Plan.(10)

10	.9*	—	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(11)

10	.10*	—	Employment agreement between Stephen C. Richards and the Registrant, dated April 3, 2001.(12)

10.11		—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(13)

10.12		—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)

10.13		—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)

10.14		—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(13)

10.15		—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(13)

10.16		—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(13)

10.17		—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

10.18		—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

Exhibit
Number			Description

10.19		—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

10.20		—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

10.21		—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

10.22		—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)

10.23		—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)

10.24		—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)

10.25		—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(13)

10.26		—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(13)

10.27		—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(13)

10.28		—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(13)

10	.29*	—	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(14)

10	.30*	—	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(14)

10	.31*	—	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002(14)

10	.32*	—	Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002.(17)

10.33		—	Form of Indemnification Agreement between the Registrant and its Executive Officers(17)

10	.34*	—	Summary of Pay for Performance Plan.(4)

10	.35*	—	Network Associates, Inc. Tax Deferred Savings Plan.(16)

10.36		—	Umbrella Credit Facility of Registrant dated April 15, 2004.(18)

10.37		—	Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(18)

10.38		—	Amendment to Employment Agreement of George Samenuk effective as of January 20, 2004.(18)

10.39		—	Amendment to Employment Agreement of Stephen C. Richards effective as of January 20, 2004.(18)

10.40		—	Sniffer Bonus Plan.(18)

10.41		—	Form of Sniffer Bonus Plan Participation Agreement (Ray Smets).(18)

10.42		—	Addendum to Raymond J. Smets Employment Agreement.(20)

10.43		—	Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(20)

10.44		—	Transition Agreement by and between Registrant and Stephen C. Richards.(19)

10.45		—	Employment Agreement between Registrant and Eric F. Brown dated December 10, 2004 (22)

10	.46*	—	2005 Independent Director Cash Compensation Plan

21.1		—	Subsidiaries of the Registrant

23.1		—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on July 16, 2004.

(2)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(6)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(11)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(14)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(15)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

(17)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 9, 2004.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on September 7, 2004.

(20)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(22)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on December 14, 2004.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.

SCHEDULE II
NETWORKS ASSOCIATES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Provision for
		Doubtful
		Accounts,	Write-Offs of
	Balance at	Additions Charged	Previously	Balance at
	Beginning of	to Expense or	Provided	End of
	Period	Revenue Net(1)	Accounts	Period

	(In thousands)
Year Ended December 31, 2004 Allowance for Doubtful Accounts	$3,070	$1,716	$(2,250)	$2,536
Year Ended December 31, 2003 Allowance for Doubtful Accounts(2)	$6,638	$(1,216)	$(2,352)	$3,070
Year Ended December 31, 2002 Allowance for Doubtful Accounts	$8,394	$(219)	$(1,537)	$6,638

(1)	Provision for Doubtful Accounts, Net. The provision for doubtful accounts, net consists of our estimates with respect to the uncollectibility of our receivables, net of recoveries of amounts previously written off. Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

(2)	The allowance for doubtful accounts in the consolidated balance sheet as of December 31, 2003 is net of the $0.2 million allowance for Magic, which is included in assets held for sale.

		Provision for
	Balance at	Sales Returns	Actual	Balance at
	Beginning of	and Other	Returns and	End of
	Period	Allowances(3)	Allowances	Period

	(In thousands)
Year Ended December 31, 2004 Sales Returns and Allowances	$39,599	$65,350	$(75,725)	$29,224
Year Ended December 31, 2003 Sales Returns and Allowances	$32,337	$85,612	$(78,350)	$39,599
Year Ended December 31, 2002 Sales Returns and Allowances	$32,586	$130,163	$(130,412)	$32,337

(3)	Provision for Sales Returns and Allowances. The provision for sales returns and allowances consists of our estimates of potential future product returns related to current period product revenue, and specific provisions for distributor, reseller, and retailer sales incentives (“allowances”) that are reductions in the revenue to be realized. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.