Form 10-Q
period 2005-03-31
McAfee, Inc.
filed 2005-05-10
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
(408) 988-3832
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of April 30, 2005, 162,740,357 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC.
FORM 10-Q
March 31, 2005

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(In thousands, except
	share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304,039	$291,155
Short-term marketable securities	435,025	232,929
Accounts receivable, net of allowance for doubtful accounts of $1,573 at March 31, 2005 and $2,536 at December 31, 2004	94,225	137,520
Prepaid expenses, income taxes and other current assets	112,798	103,687
Deferred taxes	198,090	200,459

Total current assets	1,144,177	965,750
Long-term marketable securities	241,056	400,597
Restricted cash	618	617
Property and equipment, net	91,080	91,715
Deferred taxes	229,498	220,604
Intangible assets, net	99,781	107,133
Goodwill	439,010	439,180
Other assets	10,187	12,080

Total assets	$2,255,407	$2,237,676

LIABILITIES
Current liabilities:
Accounts payable	$30,225	$32,891
Accrued liabilities	178,605	197,368
Deferred revenue	492,243	475,621

Total current liabilities	701,073	705,880
Deferred revenue, less current portion	122,457	125,752
Accrued taxes and other long-term liabilities	221,782	204,796

Total liabilities	1,045,312	1,036,428

Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares
Issued: 164,660,390 shares at March 31, 2005 and 162,266,174 shares at December 31, 2004
Outstanding: 162,660,390 shares at March 31, 2005 and 162,266,174 shares at December 31, 2004	1,647	1,623
Treasury stock, at cost: 2,000,000 shares at March 31, 2005 and no shares at December 31, 2004	(47,351)	—
Additional paid-in capital	1,199,774	1,178,855
Deferred stock-based compensation	(1,408)	(1,777)
Accumulated other comprehensive income	26,277	27,361
Retained earnings (accumulated deficit)	31,156	(4,814)

Total stockholders’ equity	1,210,095	1,201,248

Total liabilities and stockholders’ equity	$2,255,407	$2,237,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data)
	(Unaudited)
Net revenue:
Product	$44,092	$83,731
Services and support	191,635	135,347

Total net revenue	235,727	219,078
Cost of net revenue:
Product	16,646	19,307
Services and support	18,161	14,492
Amortization of purchased technology	3,850	3,393

Total cost of net revenue	38,657	37,192
Operating costs:
Research and development(1)	38,230	45,379
Marketing and sales(2)	71,184	92,958
General and administrative(3)	33,621	26,714
Amortization of intangibles	3,528	3,573
Restructuring charge	2,296	2,336
Loss (gain) on sale of assets and technology	259	(45,678)
Provision for doubtful accounts, net	159	525
Reimbursement from transition services agreement	(328)	—
Litigation settlement	—	(19,101)

Total operating costs	148,949	106,706

Income from operations	48,121	75,180
Interest and other income	4,960	4,497
Interest and other expenses	—	(741)
(Loss) gain on sale of marketable securities	(648)	488

Income before provision for income taxes	52,433	79,424
Provision for income taxes	16,463	21,454

Net income	$35,970	$57,970

Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net	$(1,419)	$250
Foreign currency translation gain	335	974

Comprehensive income	$34,886	$59,194

Net income per share — Basic	$0.22	$0.35

Net income per share — Diluted	$0.21	$0.33

Shares used in per share calculation — Basic	162,992	163,423

Shares used in per share calculation — Diluted	167,339	186,564

(1)	Includes stock-based compensation (benefits) charges of ($2,503) and $1,314 in the three months ended March 31, 2005 and 2004, respectively.

(2)	Includes stock-based compensation (benefits) charges of ($735) and $636 in the three months ended March 31, 2005 and 2004, respectively.

(3)	Includes stock-based compensation (benefits) charges of ($54) and $276 in the three months ended March 31, 2005 and 2004, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$35,970	$57,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,421	16,634
Provision for doubtful accounts, net	159	525
Non cash restructuring charge	1,554	788
Non cash interest expense on convertible notes	—	525
Premium amortization on marketable securities	654	1,537
Loss (gain) on sale of assets and technology	259	(45,814)
Loss (gain) on sale of marketable securities	648	(488)
Deferred taxes	(6,073)	14,869
Stock-based compensation (benefits) charges	(3,292)	2,226
Change in fair value of derivative, net	—	(2,151)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	40,128	61,842
Prepaid expenses, income taxes and other	(9,582)	4,142
Accounts payable, accrued taxes and other liabilities	(2,495)	(23,087)
Deferred revenue	26,099	29,479

Net cash provided by operating activities	100,450	118,997

Cash flows from investing activities:
Purchase of marketable securities	(253,419)	(313,133)
Proceeds from sale and maturity of marketable securities	207,196	234,060
Proceeds from sale of Magic, net	—	47,565
Purchase of property and equipment	(9,146)	(8,653)
Increase in restricted cash	(1)	(100)
Other	—	(28)

Net cash used in investing activities	(55,370)	(40,289)

Cash flows from financing activities:
Proceeds from issuance of stock from option and stock purchase plans	24,816	22,408
Repurchase of common stock	(47,351)	—

Net cash provided by (used in) financing activities	(22,535)	22,408

Effect of exchange rate fluctuations	(9,661)	(4,438)

Net increase in cash and cash equivalents	12,884	96,678
Cash and cash equivalents at beginning of period	291,155	333,651

Cash and cash equivalents at end of period	$304,039	$430,329

Non cash investing activities:
Unrealized gain (loss) on marketable securities	$(1,419)	$250

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,960	$5,645

Cash paid for interest	$—	$2,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
      McAfee, Inc. (formerly Networks Associates, Inc.) and its wholly owned subsidiaries (the “Company”) are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. The Company offers two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. The Company’s computer security solutions are offered primarily to large enterprises, governments, small- and medium-sized businesses and consumers. The Company operates its business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific (excluding Japan) and Latin America.
      In January 2004, the Company sold its Magic Solutions product line (“Magic”), and in July 2004, the Company sold its Sniffer product line (“Sniffer”).
      In October 2004, the Company purchased Foundstone, Inc. (“Foundstone”), a provider of risk assessment and vulnerability services and products.
      In December 2004, the Company entered into an agreement to sell its McAfee Labs assets. The sale closed on April 8, 2005 (see Note 13).

2.	Summary of Significant Accounting Policies and Basis of Presentation
      The accompanying condensed consolidated financial statements include the accounts of the Company as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and March 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
      In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to fairly present the Company’s financial position as of March 31, 2005, and results of operations and cash flows for the three months ended March 31, 2005 and March 31, 2004 have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.
      Approximately $3.6 million was reclassified from cost of product net revenue to cost of services and support net revenue in the three months ended March 31, 2004 to be consistent with current-period presentation. This reclassification did not have an impact to total cost of net revenue. Certain other immaterial prior-period amounts have been reclassified to conform to current-period presentation.

Pro forma Stock-Based Compensation Disclosure
      As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and as amended by SFAS No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure,” (“SFAS 148”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25,

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Accounting for Stock Issued to Employee,” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock-based compensation is based on the excess of the market price on the grant date over the exercise price and is recognized ratably over the vesting period. Stock-based compensation related to non-employees is based on the excess of the market price on the grant date over the exercise price and is recognized ratably over the vesting period in accordance with SFAS 123.
      The Company utilized the following assumptions in calculating the estimated fair value of each stock option and for its employee stock purchase plan (“ESPP”) using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months
	Ended
	March 31,

	2005	2004

Stock grants:
Risk free interest rate	3.8%	3.1%
Weighted average expected lives	4.0	4.0
Volatility	60.4%	63.0%
Dividend yield	—	—
ESPP:
Risk free interest rate	2.9%	1.3%
Weighted average expected lives	1.3	1.3
Volatility	40.0%	58.0%
Dividend yield	—	—
      The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123 to all of its stock-based compensation plans.

	Three Months Ended
	March 31,

	2005	2004

Net income, as reported	$35,970	$57,970
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(7,403)	(4,367)
Add back: Stock-based compensation expense (benefit), net of tax, included in reported net income	(2,136)	1,427

Pro forma net income	$26,431	$55,030

Basic net income per share, as reported	$0.22	$0.35

Diluted net income per share, as reported	$0.21	$0.33

Basic net income per share, pro forma	$0.16	$0.34

Diluted net income per share, pro forma	$0.16	$0.31

      The impact on pro forma income per share and net income in the table above may not be indicative of the effect in future periods as options vest over several years and the Company continues to grant stock options to employees.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Stock-based Compensation
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share Based Payment” (“SFAS 123R”) which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. In April 2005, the United States Securities and Exchange Commission extended the compliance date for SFAS 123R to fiscal years beginning after June 15, 2005. Therefore, the Company is required to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Pro forma Stock-based Compensation Disclosure” above for the pro forma net income and net income per share amounts, in the three months ended March 31, 2005 and March 31, 2004, respectively, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the consolidated results of operations.

Income Taxes
      In December 2004, the FASB issued Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”) (“FSP 109-2”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expects to complete its evaluation of the effects of the repatriation provision by the end of fiscal 2005. The range of possible amounts that the Company is considering for repatriation under this provision is between $0 and $500 million. While the Company estimates that the related potential range of additional income tax is between $0 and $30 million, this estimation is subject to change following technical correction legislation that the Company believes is forthcoming from Congress. The amount of additional income tax would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

Inventory
      In December 2004, the FASB issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Under existing pronouncements, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS 151 is issued. The adoption of SFAS 151 is not expected to have a material effect on the Company’s

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated financial position or results of operations as the Company does not directly manufacture any of its products.

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

3.	Stock-Based Compensation
      The Company recorded stock-based compensation (benefits) charges of ($3.3) million and $2.2 million, before taxes, in the three months ended March 31, 2005 and 2004, respectively. These (benefits) charges are comprised of the following (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Exchange of McAfee.com options	$(1,976)	$1,833
Repriced options	(1,699)	—
New and existing executives and employees	383	106
Former employees	—	146
Extended life of vested options held by terminated employees	—	141

Total stock-based compensation (benefit)	$(3,292)	$2,226

      Exchange of McAfee.com options. On September 13, 2002, the Company acquired the minority interest in McAfee.com. McAfee.com option holders received options for 0.675 of a share of the Company’s common stock plus $8.00 in cash, $11.85 after applying the option exchange ratio, which is paid to the option holder upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of the Company’s common stock. The assumed options are subject to variable accounting treatment, which means that a compensation charge was measured initially at the date of the closing of the acquisition and is remeasured each reporting period based on the Company’s common stock fair market value at the end of each report period.
      The initial charge was based on the excess of the closing price of the Company’s common stock over the exercise price of the options plus the $11.85 per share payable in cash. This compensation charge has been and will be remeasured using the same methodology until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge is recorded as an expense over the remaining vesting period of the options using the accelerated method of amortization under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For those options that were fully vested at the date of the closing of the acquisition, the Company immediately recorded compensation expense of $10.5 million. Charges related to unvested options are recorded as deferred stock-based compensation in stockholders equity in the consolidated balance sheet and recognized as expense as the options vest.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the three months ended March 31, 2005 and 2004, the Company recorded a benefit of approximately $2.0 million and a charge of approximately $1.8 million, respectively, related to exchanged options subject to variable accounting. This stock-based compensation was based on the Company’s closing stock price of $22.56 on March 31, 2005 and $18.00 on March 31, 2004. The benefit in the three months ended March 31, 2005 was due to a decline in the Company’s stock price from $28.93 at December 31, 2004 to $22.56 as of March 31, 2005. As of March 31, 2005, the Company had approximately 0.4 million outstanding options subject to variable accounting. Further fluctuations in the stock price may result in significant additional stock-based compensation charges or benefits in future periods.
      Repriced options. On April 22, 1999, the Company offered to substantially all of its employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063, the then current fair value of the stock. Options to purchase a total of 9.5 million shares were cancelled and the same number of new options were granted. These new options vested at the same rate that they would have vested under previous option plans and are subject to variable accounting. Accordingly, the Company has and will continue to remeasure compensation cost for these repriced options until these options are exercised, cancelled, or forfeited without replacement. The first valuation period began July 1, 2000.
      The amount of stock-based compensation recorded was and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company’s common stock on July 1, 2000, which was $20.375. As the options are fully vested, the charge is recorded to earnings immediately. Depending upon movements in the market value of the Company’s common stock, this variable accounting treatment can result in additional stock-based compensation charges or benefits in future periods until the options are exercised, forfeited or cancelled.
      During the three months ended March 31, 2005, the Company recorded a benefit of approximately $1.7 million, and did not record any charges or benefits in the three months ended March 31, 2004. The stock-based compensation for these options were based on closing stock prices as of March 31, 2005 and 2004 of $22.56 and $18.00, respectively. The benefit in the three months ended March 31, 2005 was due to a decline in the Company’s stock price from $28.93 at December 31, 2004 to $22.56 as of March 31, 2005. There was no charge or benefit in the three months ended March 31, 2004 as the Company’s closing stock price at March 31, 2004 and December 31, 2003 was below $20.375. As of March 31, 2005, there were approximately 0.2 million options which were outstanding and subject to variable plan accounting.
      New and existing executives and employees. In January 2005, the Company’s board of directors granted 75,000 shares of restricted stock to its chief financial officer. The price of the underlying shares is $0.01 per share. The shares will vest and the Company’s right to repurchase the shares will lapse over three years from the date of grant. The fair value of the restricted stock was determined to be approximately $2.1 million and was based on the difference between the exercise price of the restricted stock and the fair value of the common stock on the date of grant. The Company recorded expense of approximately $0.2 million during the quarter ended March 31, 2005 related to the stock-based compensation associated with the chief financial officer’s restricted stock grant.
      In connection with the acquisition of Foundstone in October 2004, the Company exchanged options to purchase shares of its common stock for Foundstone stock options. A portion of the fair value of the Company’s stock options was included in the Foundstone purchase price. In accordance with FIN 44, the Company recorded $2.3 million of deferred stock-based compensation related to the exchange of unvested stock options which are subject to vesting provisions as employment services are provided to the Company by the former Foundstone employees. The unvested stock options granted to Foundstone employees vest over periods ranging through 2008. The Company recorded stock-based compensation of approximately $0.2 mil-

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lion in the three months ended March 31, 2005, related to the unvested stock options exchanged in the Foundstone acquisition.
      In January 2002, the Company’s board of directors approved a grant of 50,000 shares of restricted stock to its chief executive officer. The price of the underlying shares is $0.01 per share. The shares vested and the Company’s right to repurchase such shares lapsed as follows: 3,000 vested as of the grant date and 47,000 were restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was determined based on the difference between the exercise price of the restricted stock and the fair value of the common stock on the date of grant. During the three months ended March 31, 2005 and 2004, the Company recorded less than $0.1 million and $0.1 million, respectively, related to stock-based compensation associated with the chief executive officer’s restricted stock grant.
      Former employees. In November and December 2003, the Company extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. These employees’ options continued to vest after termination and their exercise period was extended an additional 90 days. The Company recorded a one-time stock-based compensation charge of approximately $0.1 million in the three months ended March 31, 2004.
      Extended life of vested options held by terminated employees. During a significant portion of 2003, the Company suspended exercises of stock options until its required public company reports were filed with the SEC. The period during which stock options were suspended is known as the black-out period. Due to the black-out period, the Company extended the exercisability of any options of terminated employees that would otherwise expire during the black-out period for a period of time equal to a specified period after termination of the black-out period. Accordingly, the Company recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option exercise price. During the three months ended March 31, 2004, the Company recorded a stock-based compensation charge of approximately $0.1 million.

4.	Business Combinations and Divestitures

Foundstone, Inc.
      On October 1, 2004, the Company acquired 100% of the outstanding capital shares of Foundstone, Inc., a provider of risk assessment and vulnerability services and products, for $82.5 million in cash and $3.1 million of direct expenses, totaling $85.6 million. Total consideration paid for the acquisition was $90.4 million including $4.8 million for the fair value of vested stock options assumed in the acquisition. The Company acquired Foundstone to enhance its network protection product line and to deliver enhanced risk classification of prioritized assets, automated shielding and risk remediation using intrusion prevention technology, and automated enforcement and compliance. The results of operations of Foundstone have been included in the Company’s results of operations since the date of acquisition.
      Under the transaction, the Company recorded approximately $27.0 million for developed technology, $1.0 million for acquired product rights, including revenue related order backlog and contracts, $0.6 million for trade names/trademarks and non-compete arrangements, $59.3 million for goodwill (none of which is deductible for tax purposes), $2.6 million for net deferred tax liabilities and $5.0 million of tangible assets, net of liabilities. The intangible assets acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to 6.5 years or a weighted average period of 6.4 years. The Company accrued $0.3 million in severance costs for employees terminated at the time of the acquisition, of which less than $0.1 million remains as an accrual as of March 31, 2005.
      As part of the Foundstone acquisition, the Company assumed a portion of outstanding vested and unvested Foundstone stock options. The fair value of the Company’s stock options exchanged was $7.0 million, of which $4.7 million was reflected as part of the purchase price and $2.3 million was reflected as

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unearned compensation to be recognized by the Company through 2008 as employment services are provided. In the three months ended March 31, 2005, the Company expensed $0.2 million related to the Foundstone stock options. At March 31, 2005, unearned compensation to be recognized by the Company in future periods as services are provided was $1.2 million.
      The Company cancelled the Foundstone stock options it did not assume, such options being held by four executives, in exchange for a cash payment equal to the intrinsic value of the cancelled stock options based on the purchase price per share. Forty percent of this amount was placed into escrow accounts for the four executives (Key Employee Escrow), along with 40% of the proceeds for the purchase of shares from the four executives. The four executives also received retention bonus payments, which were placed into Key Employee Escrow accounts. The Key Employee Escrow amounts are subject to vesting provisions from the date of acquisition through October 1, 2007. The Company recorded the $5.6 million paid into Key Employee Escrow as prepaid compensation, which is being recognized as compensation expense over the vesting period. In January 2005, the vesting schedule was amended such that a greater portion of the escrow amount vests within one year of the close of the transaction. In the three months ended March 31, 2005, the Company recorded approximately $1.1 million in expense for escrow amounts vesting in the period.
      Management determined the preliminary purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques and the assistance of valuation consultants. The following is a summary of the assets acquired and liabilities assumed in the acquisition of Foundstone as adjusted during the current period for resolution of ongoing purchase price valuation procedures:

(In thousands)
Technology	$27,000
Other intangible assets	1,600
Goodwill	59,323
Cash	920
Other assets	12,796
Deferred tax assets	8,721

Total assets acquired	110,360
Liabilities	8,706
Deferred tax liabilities	11,297

Total liabilities assumed	20,003

Net assets acquired	$90,357

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma financial information presents the combined results of the Company and Foundstone as if the acquisition had occurred at January 1, 2004 (in thousands except per share amounts):

Three Months Ended
March 31, 2004

(Unaudited)
Net revenue	$223,842

Net income	$55,084

Basic net income per share	$0.34

Diluted net income per share	$0.31

Shares used in per share calculation — basic	163,423

Shares used in per share calculation — diluted	186,564

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
      As part of the IntruVert acquisition, the Company cancelled all outstanding IntruVert restricted stock and outstanding stock options and agreed to make cash payments to former IntruVert employees contingent upon their continued employment with the Company based on the same vesting terms of their restricted stock or stock option agreements. The payments to former IntruVert employees are recorded as salary expense ratably over the vesting period since the employees are currently providing services to the Company. Payments under the restricted stock plan are paid monthly from an escrow account and will total approximately $3.0 million from the purchase date through the fourth quarter of 2006. The Company recorded expense of approximately $0.2 million and $0.4 million in the three months ended March 31, 2005 and 2004, respectively, for the restricted stock agreements. Payments under the stock option plan are being paid monthly through the Company’s payroll, and will total approximately $4.1 million. The Company recorded expense related to the stock option agreements of approximately $0.2 million and $0.4 million in the three months ended March 31, 2005 and 2004, respectively, and will record an additional $1.7 million through the first quarter of 2007. Cash payments that were fully vested at the date of acquisition were included in the purchase price. If a former IntruVert employee ceases employment with the Company, unvested payment amounts will be returned to the Company.

Entercept Security Technologies, Inc.
      On April 30, 2003, the Company acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $121.9 million in cash

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and $3.9 million of direct expenses, totaling $125.8 million. The Company acquired Entercept to enhance its intrusion detection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in the Company’s current product offering, and sell Entercept products to its existing customer base. At the acquisition date, the Company accrued $2.8 million for permanently vacated facilities. A summary of activity in the restructuring accrual related to Entercept during the three months ended March 31, 2005 is as follows (in thousands):

Balance, December 31, 2004	$594
Cash payments	(89)
Adjustments	—

Balance, March 31, 2005	$505

McAfee Labs
      In December 2004, the Company entered into an agreement for the sale of its McAfee Labs assets to SPARTA, Inc. (“SPARTA”) for $1.5 million. The transaction closed April 8, 2005. The March 31, 2005 carrying value of McAfee Labs assets and liabilities, which were sold in this agreement, were not significant. As the Company will continue to be involved in the operations of the McAfee Labs business in 2005 until SPARTA obtains government approval as a contractor, its results of operations are included in income from operations in the consolidated statements of income. The cash flows resulting from this continued involvement are not expected to be material to the Company’s consolidated financial statements.
      The assets and liabilities of McAfee Labs are present in the Company’s North American operating region. Revenues related to McAfee Labs were approximately $1.7 million and $1.4 million in the three months ended March 31, 2005 and 2004, respectively.

Sniffer Technologies
      In July 2004, the Company completed its sale of the Sniffer product line to Network General Corporation for $213.8 million in cash, net of approximately $4.0 million in direct costs. The Company recorded a gain on sale of $197.4 million in 2004. Revenues related to Sniffer were approximately $42.3 million in the three months ended March 31, 2004.
      In conjunction with the sale of Sniffer, the Company entered into a transition services agreement with the Network General Corporation. Under this agreement, the Company provides certain transitional services, including initial order processing, use of facilities, transaction processing services and certain other back office functions. The Company is reimbursed for its costs plus a margin. Operating expenses under this agreement are included in general and administrative expenses, while reimbursements for such expenses are included in the caption “Reimbursement from transition services agreement” on the accompanying consolidated statements of income. The Company recorded approximately $0.3 million in the three months ended March 31, 2005 of reimbursements under the transition services agreement.

Magic Solutions, Inc.
      In December 2003, the Company entered into an agreement for the sale of its Magic Solutions product line to BMC Software for $47.1 million in cash. The Company completed the transaction on January 30, 2004, and recorded a gain of $46.5 million during the three months ended March 31, 2004. In conjunction with the Magic sale, the Company paid a $1.4 million bonus to an executive related to the transaction in the three months ended March 31, 2004. Revenues related to Magic were approximately $2.9 million in the three months ended March 31, 2004.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets
      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, the Company performs an impairment review of its goodwill on at least an annual basis.
      The Company performs its annual goodwill impairment review as of October 1 of its fiscal year. The Company completed its annual goodwill review as of October 1, 2004 and concluded that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. As a result of the sale of Sniffer and Magic in 2004, the Company tested goodwill, excluding Sniffer and Magic. These impairment tests were performed during the three months ended March 31, 2004 and September 30, 2004, respectively, and no impairment was identified. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts.
      Goodwill information is as follows (in thousands):

	December 31,	Goodwill		Effects of Foreign	March 31,
	2004	Acquired	Adjustments	Currency Exchange	2005

North America	$365,124	$—	$88	$(54)	$365,158
EMEA	41,651	—	—	(47)	41,604
Japan	16,397	—	—	—	16,397
Asia-Pacific, excluding Japan	5,567	—	—	—	5,567
Latin America	10,441	—	—	(157)	10,284

Total	$439,180	$—	$88	$(258)	$439,010

      The adjustment to goodwill in the three months ended March 31, 2005 related to the Foundstone acquisition.
      The components of intangible assets are as follows (in thousands):

	March 31, 2005				December 31, 2004

			Accumulated			Accumulated
	Weighted		Amortization			Amortization
	Average	Gross	(Including Effects	Net	Gross	(Including Effects	Net
	Useful	Carrying	of Foreign Currency	Carrying	Carrying	of Foreign Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	6.0 years	$139,075	$(77,819)	$61,256	$139,509	$(74,400)	$65,109
Trademarks, patents, customer base and other intangibles	6.4 years	90,357	(51,832)	38,525	90,335	(48,311)	42,024

		$229,432	$(129,651)	$99,781	$229,844	$(122,711)	$107,133

      The aggregate amortization expenses for the intangible assets listed above totaled $7.4 million and $7.0 million in the three months ended March 31, 2005 and 2004, respectively.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expected future intangible asset amortization expense as of March 31, 2005 is as follows (in thousands):

Fiscal Years:
Remainder of 2005	$20,235
2006	24,896
2007	21,954
2008	16,586
2009	10,727
Thereafter	5,383

$99,781

6.	Restructuring Charge

2005 Restructuring
      During the three months ended March 31, 2005, the Company permanently vacated several leased facilities and recorded a $0.7 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, along with estimated costs associated with subleasing the vacated facility.
      The following table summarizes the Company’s restructuring accrual established in 2005 and activity through March 31, 2005 (in thousands):

	Lease
	Termination	Other
	Costs	Costs	Total

Balance, January 1, 2005	$—	$—	$—
Restructuring accrual	688	13	701
Cash payments	(449)	(13)	(462)

Balance, March 31, 2005	$239	$—	$239

      As of March 31, 2005, $0.2 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities.

2004 Restructurings
      During 2004, the Company recorded several restructuring charges related to the reduction of employee headcount. In the first quarter of 2004, the Company recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to the Company’s North America and EMEA operating segments, respectively. The workforce size was reduced primarily due to the Company’s sale of Magic in January 2004. In the second quarter of 2004, the Company recorded a restructuring charge of approximately $1.6 million related to the severance of approximately 80 employees in the Company’s sales, technical support and general and administrative functions. Approximately $0.6 million of the restructuring charge was related to the EMEA operating segment and the remaining $1.0 million was related to the North America operating segment. In the third quarter of 2004, the Company recorded a restructuring charge related to ten employees which totaled approximately $0.9 million, all of which related to the North America operating segment. In the fourth quarter of 2004, the Company recorded a restructuring charge of $1.3 million related to 111 employees, of which $0.7 million, $0.2 million, $0.2 million and $0.2 million related to the Latin America, North America, EMEA and Asia-

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pacific, excluding Japan, operating segments, respectively. All employees were terminated as of December 31, 2004. The reductions in the second, third and fourth quarters were part of the previously announced cost-savings measures being implemented by the Company.
      In September 2004, the Company announced the move of the European headquarters to Ireland, which was substantially completed by the end of March 2005. In the third and fourth quarters of 2004, the Company recorded restructuring charges of $0.2 million and $2.2 million, respectively, related to the severance of approximately 80 employees. During the three months ended March 31, 2005, the Company recorded an additional $1.3 million in restructuring charges for severance costs being recognized over the required service period. All of these restructuring charges were related to the EMEA operating segment.
      Also in September 2004, the Company permanently vacated an additional two floors in its Santa Clara headquarters building. The Company recorded a $7.8 million accrual for the estimated lease related costs associated with the permanently vacated facility, partially offset by a $1.3 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. The Company also recorded a non-cash charge of approximately $0.8 million related to disposals of certain leasehold improvements. The restructuring charge of $6.5 million and related cash outlay were based on management’s current estimates.
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
      The following table summarizes the Company’s restructuring accruals established in 2004 and activity through March 31, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	7,958	3,482	417	11,857
Restructuring accrual	—	1,303	20	1,323
Cash payments	(679)	(1,039)	—	(1,718)
Adjustment to liability	11	—	(62)	(51)
Accretion	69	—	—	69

Balance, March 31, 2005	$7,359	$3,746	$375	$11,480

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2005, $5.6 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $5.9 million has been classified as other long term liabilities, and will be paid through March 2013.

2003 Restructurings
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
      In 2004, the Company adjusted the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by approximately $0.6 million in 2004, due to changes in estimates related to the sublease income to be received over the remaining lease term.
      The following table summarizes the Company’s restructuring accrual established in 2003 and activity through March 31, 2005 (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2004	$14,217	$317	$14,534
Cash payments	(1,841)	(194)	(2,035)
Adjustment to liability	(623)	(123)	(746)
Accretion	548	—	548

Balance, December 31, 2004	12,301	—	12,301
Cash payments	(274)	—	(274)
Adjustment to liability	129	—	129
Accretion	125	—	125

Balance, March 31, 2005	$12,281	$—	$12,281

      As of March 31, 2005, $1.1 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $11.2 million has been classified as other long term liabilities and will be paid through March 2013.
      The Company’s estimate of the excess facilities charges recorded during 2005, 2004 and 2003 may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the Company’s success in negotiating with its lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2005 were primarily allocated to the EMEA and Japan operating segments, and the facility restructuring charges in 2004 and 2003 were primarily allocated to the North America operating segment.

7.	Line of Credit
      The Company has a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company and the bank at the time of each specific transaction. The credit facility is intended to be used for

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
short-term credit requirements with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of March 31, 2005 and December 31, 2004.

8.	Interest Rate Swap Transaction
      In July 2002, the Company entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”) to hedge the interest rate risk of its outstanding 5.25% Convertible Subordinated Notes (“Notes”) due 2006. The Notes were issued in August 2001 with an aggregate principal amount of $345.0 million.
      The Transactions had a termination date of August 15, 2006, subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the five-day average closing price of the Company’s common stock were to equal or exceed $22.59 per share. Depending on the timing of the early termination event, the Banks would be obligated to pay the Company an amount equal to the repurchase premium called for under the terms of the Notes.
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
      The Notes were fully repaid in August 2004, and the Transactions were left intact and became a speculative investment, with gains and losses being recorded in the consolidated statement of income, until the Transactions terminated in October 2004 when the Company’s common stock price exceeded $22.59 for a five-day period.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Net Income Per Share
      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2005	2004

Numerator — Basic net income	$35,970	$57,970

Numerator — Diluted net income	$35,970	$57,970
Interest on convertible debentures, net of tax	—	2,989

Net income, adjusted	$35,970	$60,959

Denominator — Basic
Basic weighted average common stock outstanding	162,992	163,423

Denominator — Diluted
Basic weighted average common stock outstanding	162,992	163,423
Effect of dilutive securities:
Convertible debentures	—	19,092
Common stock options and shares subject to repurchase(1)	4,347	4,002
Warrants	—	47

Diluted weighted average shares	167,339	186,564

Net income per share — Basic	$0.22	$0.35

Net income per share — Diluted	$0.21	$0.33

(1)	At March 31, 2005 and 2004, approximately 3.0 million and 8.7 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

10.	Business Segment Information
      The Company has concluded that it has one business and operates in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small- and medium-sized business and consumer users, as well as resellers and distributors. Management measures profitability based on the Company’s five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific, excluding Japan; and Latin America. The regions are evidence of the operating structure of the Company’s internal organization.
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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is the summary of the Company’s net revenue from external customers and operating income by geographic region (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Net revenue by region:
North America	$142,156	$134,121
EMEA	62,818	56,848
Japan	16,117	13,817
Asia-Pacific, excluding Japan	8,647	7,490
Latin America	5,989	6,802

Net revenue	$235,727	$219,078

Operating income by region:
North America	$58,291	$39,369
Europe	24,086	16,917
Japan	8,458	3,822
Asia-Pacific, excluding Japan	2,995	767
Latin America	2,844	1,871
Corporate	(48,553)	12,434

Operating income	$48,121	$75,180

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Support and maintenance	$125,452	$103,015
On-line subscriptions	59,681	26,466
Software licenses	28,961	57,040
Hardware	9,281	25,229
Retail	5,598	1,462
Consulting	5,367	3,984
Training	1,135	1,882
Other	252	—

Total	$235,727	$219,078

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net revenue information on a product family basis is as follows (in thousands):

	Three Months Ended
	March 31,

	2005	2004

McAfee	$234,050	$172,615
Sniffer	—	42,253
Magic	—	2,850
McAfee Labs	1,677	1,360

Total	$235,727	$219,078

11.	Litigation

General
      From time to time, the Company has been subject to litigation including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on the business, results of operations, financial condition and cash flow.
      In addition, the Company is engaged in certain legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Securities Cases
      In September 2003, the Company entered into a settlement agreement with the plaintiffs in the In re Network Associates, Inc. II Securities Litigation, which was originally filed in December 2000. Under the settlement agreement the Company paid $70.0 million, which was recorded as litigation settlement in the consolidated statement of income for 2002. The settlement was approved by the court in February 2004, and the case was dismissed with prejudice to all parties and claims. In 2004, the Company received approximately $25.0 million from its insurance carriers related to this litigation, of which $19.1 million was received in the first quarter of 2004 and was recorded as litigation reimbursement in the consolidated statement of income. The remaining $5.9 million was received in the second quarter of 2004.
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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Other Matters
      On June 6, 2002, Paul Cozza filed a Complaint in the United States District Court, District of Massachusetts alleging breach of contract, fraud and bad faith arising out of a dispute concerning the licensing of certain technology used in the Company’s Virex 6.1 product. The Complaint seeks royalties on the Company’s sale of Virex 6.1 products from January 1, 2002 to the present. The Company filed papers in opposition to the Complaint and asserted various defenses. The Company also moved to compel arbitration, which was denied by the District Court and the First Circuit Court of Appeals. In September 2004, the parties filed cross-motions for partial summary judgment on liability, but not damages, issues relating to whether the contract claims extend beyond the Virex 6.1 product. The District Court has heard argument on the pending cross-motions for partial summary judgment but has not yet issued any decision.
      On March 22, 2002, the Securities and Exchange Commission notified the Company that it has commenced a “Formal Order of Private Investigation” into the Company’s accounting practices. The SEC investigation is continuing, and the Company continues to provide documents and information to the SEC.

12.	Contingencies and Guarantees
      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45 as of March 31, 2005:

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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company believes a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

13.	Subsequent Events
      In April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market from time to time until August 2006, depending upon market conditions, share price and other factors.
      In December 2004, the Company entered into an agreement for the sale of its McAfee Labs assets to SPARTA, Inc. (“SPARTA”) for $1.5 million. The transaction closed April 8, 2005. The March 31, 2005 carrying value of McAfee Labs assets and liabilities, which were sold in this agreement, were not significant. As the Company will continue to be involved in the operations of the McAfee Labs business in 2005 until SPARTA obtains government approval as a contractor, its results of operations are included in income from operations in the consolidated statements of income. The cash flows resulting from this continued involvement are not expected to be material to the Company’s consolidated financial statements.
      The assets and liabilities of McAfee Labs are present in the Company’s North American operating region. Revenues related to McAfee Labs were approximately $1.7 million and $1.4 million in the three months ended March 31, 2005 and 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements; Trademarks
      Some of the statements contained in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
      This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or our affiliates include: “McAfee.”
      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

Overview and Executive Summary
      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from a large variety of threats and attacks. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium-sized businesses and consumer users. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, (collectively referred to as “EMEA”); Japan; Asia-Pacific, excluding Japan, and Latin America. See Note 10 to our condensed consolidated financial statements for a description of revenues and operating income by geographic region.
      We derive our revenue and generate cash from customers from primarily two sources (i) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue and (ii) product revenue, which includes software license, hardware and royalty revenue. In the three months ended March 31, 2005 and 2004, our net revenue was $235.7 million and $219.1 million, respectively, and our net income was $36.0 million and $58.0 million, respectively. Net income in the three months ended March 31, 2004 was favorably impacted by a $46.5 million gain from the sale of our Magic product line in January 2004 and insurance reimbursements of approximately $19.1 million relating to our previously settled class action lawsuit. Our net revenue is impacted by corporate IT, government and consumer spending levels. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

Sales by geography
      We operate our business in five geographic regions: North America (U.S. and Canada); Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America. During the three months ended March 31, 2005 and 2004, 40% and 39% of our net revenue, respectively, was generated outside of North America, with North America and EMEA collectively accounting for approximately 87% of our total net revenue in both three-month periods.

Sales by product and customer category

•	McAfee. Our McAfee products include enterprise, small- and medium-sized businesses (“SMB”) and consumer products with Enterprise including our Entercept host-based intrusion protection products which were acquired in connection with the Entercept acquisition in 2003, and Foundstone Risk Management products which were acquired in connection with the Foundstone acquisition in October 2004. Enterprise sales increased $14.0 million, or 23.6%, to $73.2 million in the three months ended March 31, 2005 from $59.2 million in the three months ended March 31, 2004. SMB sales decreased $5.9 million, or 9.0%, to $60.5 million in the three months ended March 31, 2005 from $66.4 million in the three months ended March 31, 2004. The year over year increases reflect an increase in corporate IT spending in 2005, partially offset by the impact of our perpetual plus license model, which recognizes less revenue upfront and defers more revenue to future periods.

We continue to experience significant growth in the consumer market. Our consumer market is comprised of our McAfee consumer on-line subscription service and retail-boxed product sales. In the three months ended March 31, 2005, we added 2.5 million net new on-line consumer subscribers.

Revenue from our consumer security market increased $53.4 million, or 113.7%, to $100.4 million in the three months ended March 31, 2005 from $47.0 million in the same prior-year period. At March 31, 2005, we had a total on-line subscriber base of approximately 11.0 million consumer customers, compared to 4.6 million at March 31, 2004 and 8.5 million at December 31, 2004. The main driver of this subscriber growth is our continued strategic relationships with channel partners, such as AOL and Dell.

•	Sniffer Technologies. Sniffer revenues were $42.3 million in the three months ended March 31, 2004. In July 2004, we sold our Sniffer product line for net cash proceeds of $213.8 million. We have agreed to provide certain post-closing transitional services to Network General. We are reimbursed for our cost plus a profit margin and present these reimbursements as a reduction of operating expenses on a separate line in our income statement. In the three months ended March 31, 2005, we recorded approximately $0.3 million for these transition services.

•	Magic. In the three months ended March 31, 2004, net revenue from the sale of Magic Solutions products totaled approximately $2.9 million. We sold the assets of our Magic Solutions service desk business to BMC Software, Inc. The sale closed on January 30, 2004 and we received cash proceeds of approximately $47.1 million, net of direct expenses.

•	McAfee Labs. In December 2004, the Company entered into an agreement for the sale of its McAfee Labs assets to SPARTA, Inc. for $1.5 million. The transaction closed April 8, 2005. Revenues related to McAfee Labs were approximately $1.7 million and $1.4 million in the three months ended March 31, 2005 and 2004, respectively.
      See Note 10 to our condensed consolidated financial statements for a description of revenues on a product and service basis and a product family basis.

•	Deferred revenue balances. Our deferred revenue balance at March 31, 2005 was $614.7 million compared to $601.4 million at December 31, 2004. We believe that the deferred revenue balance improves predictability of future revenues. The approximate 2% increase is attributable to the introduction of our perpetual plus licensing arrangements in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in mid-2003, which has resulted in the allocation of more revenue to service and support due to a change in pricing structure.

•	Cash, cash equivalents and marketable securities. The balance of cash, cash equivalents and marketable securities at March 31, 2005 was $980.1 million compared to $924.7 million at Decem-

ber 31, 2004. The increase is attributable to net cash provided by operating activities of $100.5 million and cash received from the exercise of stock options and stock purchases under the stock purchase plans of $24.8 million, partially offset by our utilization of cash to repurchase two million shares of common stock for approximately $47.4 million. See the Liquidity and Capital Resources section below.

•	In 2005, our management is focused, on among other things, (i) continuing to build on the current momentum in the consumer market and to grow faster than the competition in the consumer space; (ii) increasing revenue from the small- to medium-sized business customers by improving our channel distribution relationships; (iii) implementing cost controls and business streamlining measures required to improve operating margins; and (iv) continuing to grow our intrusion prevention business.

      Our McAfee Protection-in-Depth Strategy is designed to provide a complete set of system and network protection solutions differentiated by intrusion prevention technology that can detect and block known and unknown attacks. To more effectively market our products in our various geographic sales regions, as more fully described below, we have combined complementary products into separate product groups as follows:

•	McAfee System Protection Solutions, which delivers anti-virus and security products and services designed to protect systems such as desktops and servers and

•	McAfee Network Protection Solutions, which offers products designed to maximize the performance and security of networks and network intrusion prevention with McAfee IntruShield and McAfee Foundstone. Previously, this product line included products designed to capture data, monitor network traffic and collect and report on key network statistics, and comprised a significant portion of our revenue; however, we sold our Sniffer Technologies product line to Network General Corporation in July 2004.
      The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and, until the sale of the Sniffer product line, our Sniffer Technologies network fault identification and application performance management products. We have also focused our efforts on building a full line of complementary network and system protection solutions. On the system protection side, we strengthened our anti-virus lineup by adding complementary products in the anti-spam and host intrusion prevention categories. On the network protection side, we have added products in the network intrusion prevention and detection category, and through our October 2004 Foundstone acquisition, vulnerability management products and services. We continuously seek to expand our product lines.
McAfee System Protection Solutions
      McAfee System Protection Solutions help large enterprises, small- and medium-sized businesses, consumers, government agencies and educational organizations assure the availability and security of their desktops, application servers and web service engines. The McAfee System Protection Solutions portfolio features a range of products including anti-virus, anti-spyware, managed services, application firewalls and McAfee Entercept for host-based intrusion prevention. Each is backed by the McAfee Anti-Virus Emergency Response Team, a leading threat research organization. A substantial majority of our net revenue has historically been derived from our McAfee Security anti-virus products.
      McAfee System Protection Solutions also includes McAfee Consumer Security, offering both traditional retail products and our on-line subscription services. Our consumer retail and on-line subscription applications allow users to protect their PCs from malicious code and other attacks, repair PCs from damage caused by viruses and spyware and block spam and other undesirable content. Our retail products are sold through retail outlets, including Best Buy, CompUSA, Costco, Dixons, Fry’s, Office Depot, Office Max, Staples, Wal-Mart and Yamada, to single users and small home offices in the form of traditional boxed product. These products include for-fee software updates and technical support services. Our on-line subscription services are delivered through the use of an Internet browser at our McAfee.com web site and through multiple on-line service providers, such as AOL and Comcast, and original equipment manufacturers, or OEMs, such as Apple, Dell, Gateway/ eMachines and NEC.

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
      The McAfee Technical Support program provides our customers on-line and telephone-based technical support in an effort to ensure that our products are installed and working properly. During the first quarter of 2005, we reorganized our technical support offerings to meet our customer’s varying needs. McAfee Technical Support offers a choice of Gold or Platinum support for our customers. In addition, for our legacy support customers only, we offer the on-line ServicePortal or the telephone-based Connect. All Technical Support programs include software updates and upgrades. Technical Support is available to all customers worldwide from various regional support centers.

•	PrimeSupport ServicePortal — Consists of a searchable, knowledge base of technical solutions and links to a variety of technical documents such as product FAQs and technical notes.

•	PrimeSupport Connect — Provides toll-free telephone access to technical support during regular business hours and access to the on-line ServicePortal.

•	Gold Support — Provides unlimited, toll-free (where available) telephone access to technical support 24 hours a day, 7 days a week and access to the on-line ServicePortal.

•	Platinum Support — Offers proactive, personalized service and includes an assigned technical support engineer from a Platinum support Technical Account Manager (TAM), proactive support contact (telephone or email) with customer-defined frequency, election of five designated customer contacts, access to all the services in Gold Support and access to the on-line ServicePortal.
      In addition, we also offer our consumer users technical support services made available at our www.mcafee.com website on both a free and fee-based basis, depending on the support level selected.

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
      In December 2004, we agreed to sell the assets of McAfee Labs, our research and development organization focused on exploiting government research, to SPARTA, Inc. The transaction closed April 8, 2005. McAfee will remain as the general contractor on certain of its government contracts until government approval is obtained for SPARTA as the general contractor.
Strategic Alliances
      From time to time, we enter into strategic alliances with third parties to support our future growth plans. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. For example, we have an alliance with America Online, or AOL, under which, among other things, our on-line PC anti-virus services are offered to AOL members as part of their basic membership. We also provide our host-based email scanning services and personal firewall services as a value-added service to AOL. Other alliances involve Comcast, Dell, NEC, Telecom Italia, Telefonica and Wanadoo. As part of our NTT DoCoMo alliance, we have jointly developed technology to provide built-in anti-virus protection against mobile threats to owners of 3G FOMA handsets.
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
On-Line Subscription Services and Managed Applications
      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our www.mcafee.com web site where consumers download our anti-virus application using their Internet browser which allows the application to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software updates and upgrades. Our www.mcafee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Privacy Service, as well as combinations of these services through bundles. Our on-line subscription services are also available to customers and small business through various relationships with internet service providers (“ISP’s”), such as AOL and Comcast. Our business model allows for ISP’s to make McAfee subscription services available as either a premium service or as a feature included in the ISP’s service. At March 31, 2005, we had approximately 11.0 million McAfee consumer on-line subscribers, which includes on-line customers obtained through our alliances with ISP’s and OEM’s.

      Similarly, our small- and medium-sized business on-line subscription products and services, or our Managed VirusScan offerings, provide these customers the most up-to-date anti-virus software. Our Managed VirusScan service provides anti-virus protection for both desktops and file servers. In addition, McAfee Managed Mail Protection screens emails to detect and quarantine viruses and infected attachments, and Spam and Desktop Firewall ASaP blocks unauthorized network access and stops known network threats.
      We also make our on-line subscription products and services available over the Internet in what we refer to as a managed environment. Unlike our on-line subscription service solutions, these managed service providers, or MSP, solutions are customized, monitored and updated by networking professionals for a specific customer.
Critical Accounting Policies

Critical Accounting Policies and Estimates
      In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may materially differ from these estimates under different assumptions or conditions.
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
      We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”). In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” to our on-line software subscription services.
      We license our software products on a one- and two-year subscription basis or on a perpetual basis. Our two-year subscription licenses include the first year of maintenance and support. Our on-line subscription arrangements require customers to pay a fixed fee and receive service over a period of time, generally one or two years. Customers do not pay setup fees. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For all sales, except those completed over the Internet, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.
      Delivery generally occurs when product is delivered to a common carrier or upon delivery of a grant letter or license key, if applicable, which is delivered primarily through email. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. With respect to rebate programs, we make estimates of amounts for promotional and rebate programs based on our historical experience, and reduce revenue by the amount of the estimates. We assess collection based on a number of factors, including past transaction history and credit-worthiness of direct customers. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For indirect customers, we monitor the financial condition and ability to pay for goods sold. If we do not identify potential collection problems with our indirect customers on a timely basis, we could incur a charge for bad debt that could be material to our consolidated financial statements.
      For arrangements with multiple obligations (for example, delivered software and undelivered maintenance and support obligations), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to our company. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for both our two-year time-based licenses and perpetual licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. This assessment generally includes analyses of the variability of renewal rates by product and region and determination of whether a majority of renewals support our estimated fair value of the maintenance and support obligations. In cases where renewal rates are not quoted in the initial sales contracts, our assessment is critical because if an estimated fair value cannot be established through separate sales then the fee for the entire arrangement is deferred until delivery occurs which for maintenance would be ratably over the service period. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a specified acceptance provision, recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.
      We recognize revenue for maintenance services ratably over the contract term. Our training is billed based on established course rates and consulting services are billed based on daily rates, and we generally recognize revenue as these services are performed. However, at the time of entering into a transaction, we assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of such an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Estimation of Sales Returns and Other Allowances, Allowance for Doubtful Accounts, Restructuring Accrual and Litigation
      Sales Returns and Other Allowances. In each accounting period, our management must make judgments and estimates of potential future product returns related to current period product revenue. We analyze and monitor current and historical return rates, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. We also budget for our sales incentives each quarter and determine amounts to be spent and we monitor amounts spent against our budgets. These estimates affect our net revenue line item on our statement of income and affect our net accounts receivable line item on our consolidated balance sheet. These estimates affect all of our operating geographies.
      If our sales returns experience were to increase by an additional 1% of license revenues, our allowance for sales returns at March 31, 2005 would increase and net revenue in the three months ended March 31, 2005 would decrease by approximately $0.3 million.
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

	March 31,	December 31,
	2005	2004

	(In millions)
Allowance for sales return and incentives	$28.2	$29.2
Allowance for doubtful accounts	1.6	2.5

Total allowance	$29.8	$31.7

      At March 31, 2005, our accounts receivable balance was $94.2 million, net of allowance for doubtful accounts of $1.6 million and our allowance for sales return and incentives amounts to $28.2 million. At December 31, 2004, our accounts receivable balance was $137.5 million, net of allowance for doubtful accounts of $2.5 million and our allowance for sales return and incentives amounts to $29.2 million. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at March 31, 2005, our allowance for doubtful accounts and provision for bad debt expense would increase by approximately $1.2 million.
      Restructuring Accrual. During the three months ended March 31, 2005, we permanently vacated several leased facilities and recorded a $0.7 million accrual for estimated lease related costs associated with the permanently vacated facilities. During 2004, we permanently vacated several leased facilities, including an additional two floors in our Santa Clara headquarters building and recorded an $8.7 million restructuring accrual. In 2003, as part of a consolidation of activities into our Plano, Texas facility from our headquarters in Santa Clara, California, we recorded a restructuring charge of $15.8 million. In 2004, we recorded adjustments to the 2004 and 2003 lease termination restructuring accruals of $0.2 million and $0.6 million, respectively. We recorded these facility restructuring charges in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Exit Costs Associated With Exit or Disposal Activities” (“SFAS 146”). In order to determine our restructuring charges and the corresponding liabilities, SFAS 146 required us to make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We developed these assumptions based on our understanding of the current real estate market in the respective locations as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If, at March 31, 2005, our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by approximately $0.2 million.
      The estimates regarding our restructuring accruals affect our current liabilities and other long-term liabilities line items in our consolidated balance sheet, since these liabilities will be settled each year through 2013. These estimates affect our statement of income in the restructuring line item. At March 31, 2005, our North America and EMEA operating segments were primarily affected by these estimates.
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

Accounting for Income Taxes
      At the end of each interim period we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This effective tax rate is used to determine income taxes on a current year-to-date basis. The effective tax rate may consider, as applicable, tax credits, foreign tax rates, and other available tax-planning alternatives. It also includes the effect of any valuation allowance expected to be necessary at the end of the period for deferred tax assets related to originating deductible temporary differences and carryforwards. In arriving at this effective tax rate applied to interim periods no effect is included for the tax related to significant, unusual, or extraordinary items that may be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate.
      The effective tax rate is our best estimate of the tax expense (or benefit) that will be provided for the calendar year, stated as a percentage of its estimated annual ordinary income (or loss). The tax expense (or benefit) related to ordinary income (or loss) for the interim period is determined using this estimated annual effective tax rate. The tax expense (or benefit) related to other items is individually computed and recognized when the items occur. The estimated tax rate applied to interim ordinary income (or loss) is reliant on the Company’s estimates of expected annual operating income (or loss) for the year as well as our projections of the proportion of income (or loss) earned in foreign jurisdictions which may have statutory tax rates significantly lower than tax rates applicable to our earnings in the United States. In each successive interim period, to the extent our operating results year to date and our estimates for the remainder of the fiscal year change from our original expectations regarding the proportion of earnings in various tax jurisdictions we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results.
      As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess and make significant estimates regarding the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of income. Estimates related to income taxes affect the deferred tax asset and liability line items and accrued liabilities in our consolidated balance sheet and our income tax expense (or benefit) line item in our statement of income. Income tax estimates affect all of our operating geographies.
      The net deferred tax asset as of March 31, 2005 is $427.6 million, net of a valuation allowance of $58.6 million due to uncertainties related to our ability to utilize some of our deferred tax assets related to acquired companies, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our historical experience and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
      Tax returns are subject to audit by various taxing authorities. Although we believe that adequate accruals have been made for unsettled issues, additional benefits or expenses could occur in future years from resolution of outstanding matters. We record additional expenses each period on unsettled issues relating to the expected interest we would be required to pay a tax authority if we do not prevail on an unsettled issue. We continue to assess our potential tax liability included in accrued taxes in the consolidated financial statements, and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. We have classified a portion of our tax liability as noncurrent in the consolidated balance sheet based on the expected timing of cash payments to settle contingencies with taxing authorities.

Valuation of Goodwill, Intangibles and Long-lived Assets
      We account for goodwill and other indefinite-lived intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of amortization for goodwill and indefinite-lived intangibles and at least an annual test for impairment. An impairment review may be performed more frequently in the event circumstances indicate that the carrying value may not be recoverable.
      We are required to make estimates regarding the fair value of our reporting units when testing for potential impairment. We estimate the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. We estimate cash flows for these purposes using internal budgets based on recent and historical trends. We base these estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We also make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying value for each of our reporting units. If an impairment were present, these estimates would affect an impairment line item on our consolidated statement of income and would affect the in goodwill our consolidated balance sheet. As goodwill is allocated to all of our reporting units, any impairment could potentially affect each operating geography.
      Based on our most recent impairment test, there would have to be a significant change in assumptions used in such calculation in order for an impairment to occur as of March 31, 2005.
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
      Goodwill amounted to $439.0 million and $439.2 million as of March 31, 2005 and December 31, 2004, respectively. We did not hold any other indefinite-lived intangibles as of March 31, 2005 and December 31, 2004. Net finite-lived intangible assets and long-lived assets amounted to $190.9 million and $198.8 million as of March 31, 2005 and December 31, 2004, respectively.
Results of Operations

Three Months Ended March 31, 2005 and 2004

Net Revenue
      The following table sets forth, for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Three Months Ended		Percentage of
	March 31,		Net Revenue

	2005	2004	2005	2004

	(In thousands, except percentages)
Product	$44,092	$83,731	19%	38%
Services and support	191,635	135,347	81	62

Net revenue	$235,727	$219,078	100%	100%

      Net revenue increased $16.6 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase reflects (i) a $33.2 million increase in our McAfee.com consumer business due to on-line subscriber growth from 4.6 million on-line subscribers at March 31, 2004 to 11.0 million subscribers at March 31, 2005, (ii) a $20.3 million increase in retail sales, including contract support, primarily due to higher levels of contract support revenue generated from our increased 2004 retail sales in connection with numerous virus outbreaks in 2003 through 2004 and due to revenue from new product offerings launched subsequent to the first quarter of 2004, such as Spyware, and (iii) a $6.6 million increase in IntruShield product sales due to our increased focus on this product after the sale of Sniffer in 2004. These increases were partially offset by (i) the $42.3 million decrease due to the sale of our Sniffer product line in July 2004, (ii) a decrease in Magic product line revenue of $2.9 million due to the sale of Magic in January 2004 and (iii) the introduction of our perpetual plus licensing arrangements, which experience lower rates of up-front revenue recognition, in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in mid-2003.

Net Revenue by Geography
      The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended		Percentage of
	March 31,		Net Revenue

	2005	2004	2005	2004

	(In thousands, except percentages)
Net Revenue:
North America	$142,156	$134,121	60%	61%
EMEA	62,818	56,848	27	26
Japan	16,117	13,817	7	6
Asia-Pacific	8,647	7,490	4	4
Latin America	5,989	6,802	2	3

Total net revenue	$235,727	$219,078	100%	100%

      Net revenue outside of North America, consisting of U.S. and Canada, accounted for approximately 40% and 39% of net revenue in the three months ended March 31, 2005 and 2004, respectively. Historically and continuing during the first quarters of 2005 and 2004, net revenue from North America and EMEA has comprised 87% to 91% of our business. We continue to see weakening of the U.S. dollar against many currencies, but most dramatically against the Euro. As a result of the weakening U.S. dollar, we experienced positive impacts on our net revenue in EMEA region.
      In the three months ended March 31, 2005, total net revenue in North America increased 6%, or $8.0 million, compared to the three months ended March 31, 2004. The increase in North American revenue is primarily related to (i) a $28.9 million increase in McAfee.com subscription revenue in North America due to on-line subscriber growth, (ii) a $14.9 million increase in retail sales, including contract support, primarily due to higher levels of contract support revenue generated from our increased 2004 retail sales in connection with numerous virus outbreaks in 2003 through 2004 and due to revenue from new product offerings launched subsequent to the first quarter of 2004, such as Spyware, and (iii) a $1.9 million increase in IntruShield revenue in North America. These increases are partially offset by (i) a $30.8 million decrease in Sniffer revenue in North America due to the sale of our Sniffer product line in July 2004 and (ii) a $2.1 million decrease in Magic revenue in North America due to the sale of Magic in 2004.
      In EMEA, total net revenue increased 11% or $6.0 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in EMEA revenues is attributable to (i) the strengthening of Euro against the U.S. dollar, (ii) a $4.5 million increase in McAfee Enterprise revenue and (iii) a $4.6 million increase in Retail primarily due to higher levels of contract support revenue generated from our increased 2004 retail sales in connection with numerous virus outbreaks in 2003 through 2004, partially offset by (iv) a $6.9 million decrease in revenues related to the Sniffer and Magic product lines that were sold in July 2004 and January 2004, respectively.
      Our Japan, Latin America and Asia-Pacific operations combined have historically been less than 15% of our total business, and we expect this trend to continue. Revenues increased in each of these geographic regions, except Latin America, primarily due to the strengthening of foreign currencies against the U.S. Dollar and increased corporate IT spending.
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

Product Revenue
      The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Three Months Ended		Percentage of
	March 31,		Product Revenue

	2005	2004	2005	2004

	(In thousands, except percentages)
Perpetual licenses	$21,886	$39,510	50%	47%
Term subscription licenses	7,075	17,530	16	21
Hardware	9,281	25,229	21	30
Retail and other	5,850	1,462	13	2

Total product revenue	$44,092	$83,731	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail product and royalties. The $39.6 million, or 47%, decrease in product revenue in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is attributable to (i) the introduction of our perpetual plus licensing arrangements in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in 2003, resulting in reduced product revenues and increased services and support revenues, (ii) our continued shift in focus from retail-boxed products to our on-line subscription model for consumers and SMB’s, and (iii) the Sniffer sale in July 2004 and the Magic sale in January 2004, partially offset by (iv) the effects of the strengthening foreign currencies against the U.S. Dollar and increased corporate IT spending. The introduction of the perpetual plus licensing arrangement has resulted in revenue declines in the term subscription license and perpetual license revenues. Our hardware revenue decreased $15.9 million, or 63%, due to the Sniffer sale in July 2004.
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

Services and Support Revenues
      The following table sets forth, for the periods indicated, each major category of our services and support as a percent of services and support revenue.

			Percentage of
	Three Months Ended		Services and
	March 31,		Support Revenue

	2005	2004	2005	2004

	(In thousands, except percentages)
Support and maintenance	$125,452	$103,015	65%	76%
On-line subscriptions	59,681	26,466	31	20
Consulting	5,367	3,984	3	3
Training	1,135	1,882	1	1

Total services and support revenue	$191,635	$135,347	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. The $56.3 million, or 42%, increase in service and support revenue is attributable to (i) $33.2 million increase in our on-line subscription arrangements and (ii) a $22.4 million increase in support and maintenance primarily due to our perpetual plus licensing model. The increase in our on-line subscription arrangements is due to an increase in our on-line customer base to approximately 11.0 million subscribers at March 31, 2005 from 4.6 million subscribers at March 31, 2004, as well as an increase in our McAfee ASaP on-line service for small- to medium-sized businesses. The increase in customers was due to our continued OEM relationships with Dell and others.
      Our future profitability and rate of growth, if any, will be directly affected by increased price competition and the size of our revenue base. Our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenues and operating results would be adversely affected. Additionally, support pricing under the perpetual plus model is significantly higher than the previous subscription model. In the event customers choose not to renew their support arrangements or renew such arrangements at other than the contractual rates, revenue recognition under the perpetual plus model could be impacted.

Cost of Net Revenue; Gross Margin.

			Percentage of
	Three Months Ended		Cost of
	March 31,		Net Revenue

	2005	2004	2005	2004

	(In thousands, except percentages)
Cost of net revenue:
Product	$16,646	$19,307	43%	52%
Services and support	18,161	14,492	47	39
Amortization of purchased technology	3,850	3,393	10	9

Total cost of net revenue	$38,657	$37,192	100%	100%

Gross margin	$197,070	$181,886

Gross margin percentage	84%	83%

      Cost of Product Revenue. Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and, with respect to hardware-based anti-virus and security products and network fault and performance products, computer platforms and other hardware components. The $2.7 million decrease in the cost of product revenue is primarily attributable to the sale of Sniffer in July 2004 and the change in the mix of our revenues with a shift from product revenues to service and support revenues.
      We anticipate that cost of product revenue will continue to fluctuate as a percent of cost of net revenue due to various factors including product mix, material and labor costs and warranty costs.
      Cost of Services and Support. Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services, and costs related to the sale of on-line subscription arrangements, including revenue sharing arrangements and royalties paid to our on-line strategic partners. Cost of services and support revenue increased $3.7 million due to an increase in revenue sharing arrangements and royalties paid to our on-line strategic partners, which was partially offset by reduced support and consulting headcount as a result of the sale of Magic in January 2004 and Sniffer in July 2004, as well as on-going cost reduction efforts. Cost of services and support have increased as a percentage of total cost of net revenue primarily as a result of the increase in revenue sharing arrangements and royalty payments to our on-line strategic partners. We anticipate that cost of service revenue will continue to fluctuate as a percentage of cost of net revenue.
      Amortization of Purchased Technology. Amortization of purchased technology increased $0.5 million, or 13%, due to our acquisition of Foundstone in October 2004, for which we recorded purchased technology of $27.0 million. The purchased technology is being amortized over its estimated useful life of up to seven years. Amortization of purchased technology is expected to be $11.4 million for the remainder of 2005.

      Gross Margins. Our gross margins increased slightly from 83% to 84%. Gross margins may fluctuate in the future due to various factors, including the mix of products sold, sales discounts, revenue sharing agreements, material and labor costs and warranty costs.

Operating Costs — Three Months Ended March 31, 2005 and 2004
      The following sets forth for the periods indicated, each major category of our operating expenses:

	Three Months Ended		Percentage of
	March 31,		Net Revenue

	2005	2004	2005	2004

	(In thousands, except percentages)
Research and development(1)	$38,230	$45,379	16%	21%
Marketing and sales(2)	71,184	92,958	30	42
General and administrative(3)	33,621	26,714	14	13
Amortization of intangibles	3,528	3,573	2	2
Restructuring charge	2,296	2,336	1	1
Loss (gain) on sale of assets and technology	259	(45,678)	—	(21)
Provision for doubtful accounts, net	159	525	—	—
Reimbursement from transition services agreement	(328)	—	—	—
Litigation settlement	—	(19,101)	—	(9)

Total operating costs	$148,949	$106,706	63%	49%

(1)	Includes stock-based compensation (benefits) charges of ($2,503) and $1,314 in the three months ended March 31, 2005 and 2004, respectively.

(2)	Includes stock-based compensation (benefits) charges of ($735) and $636 in the three months ended March 31, 2005 and 2004, respectively.

(3)	Includes stock-based compensation (benefits) charges of ($54) and $276 in the three months ended March 31, 2005 and 2004, respectively.
      Research and Development. Research and development expenses consist primarily of salary, benefits and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Research and development expenses decreased $7.1 million, or 16%, to $38.2 million in the three months ended March 31, 2005 compared to $45.4 million in the three months ended March 31, 2004. The decrease is attributable to (i) headcount reductions totaling $3.5 million due to the Sniffer product line sale in July 2004, (ii) a $3.8 million decrease in stock-based compensation and (iii) a decrease in expenses due to headcount reductions and the movement of research and development headcount to the Bangalore research facility, which has lower salary costs.
      We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to remain relatively flat in future periods and continue to fluctuate as a percentage of net revenue.
      Marketing and Sales. Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Marketing and sales expenses decreased $21.8 million, or 23%. The decrease reflects (i) headcount reductions totaling $4.1 million due to the Sniffer product line sale in July 2004 and $0.4 million due to the Magic product line sale in January 2004, (ii) a $1.4 million decrease in stock-based compensation, (iii) general headcount reductions and (iv) reduced spending on marketing programs.
      We anticipate that marketing and sales expenses will decrease in absolute dollars compared to the same prior-year periods, and will continue to fluctuate as a percentage of net revenue.

      General and Administrative. General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. General and administrative expenses increased $6.9 million, or 26%, due to (i) a $1.2 million increase in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, (ii) higher executive salary costs, (iii) increased accounting fees and (iv) retention bonuses paid to key finance employees.
      We expect our general and administrative expenses to decrease as we continue to implement cost control measures and decrease as a percentage of net revenue.
      Loss (gain) on Sale of Assets and Technology. In January 2004, we recognized a gain of approximately $46.5 million related to our sale of our Magic assets to BMC Software. The loss on sale of assets and technology of $0.3 million in the three months ended March 31, 2005 consists of the write-off of property and equipment.
      Litigation Settlement. During the first quarter of 2004, we received insurance reimbursements of approximately $19.1 million from our insurance carriers. The reimbursements were a result of our insurance coverage related to the class action lawsuit we settled in 2003.

Restructuring Charge

2005 Restructuring
      During the three months ended March 31, 2005, we permanently vacated several leased facilities and recorded a $0.7 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, along with estimated costs associated with subleasing the vacated facility.
      The following table summarizes our restructuring accrual established in 2005 and activity through March 31, 2005 (in thousands):

	Lease
	Termination	Other
	Costs	Costs	Total

Balance, January 1, 2005	$—	$—	$—
Restructuring accrual	688	13	701
Cash payments	(449)	(13)	(462)

Balance, March 31, 2005	$239	$—	$239

2004 Restructurings
      During 2004, we recorded several restructuring charges related to the reduction of employee headcount. In the first quarter of 2004, we recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to our North America and EMEA operating segments, respectively. The workforce size was reduced primarily due to our sale of Magic in January 2004. In the second quarter of 2004, we recorded a restructuring charge of approximately $1.6 million related to the severance of approximately 80 employees in our sales, technical support and general and administrative functions. Approximately $0.6 million of the restructuring charge was related to the EMEA operating segment and the remaining $1.0 million was related to the North America operating segment. In the third quarter of 2004, we recorded a restructuring charge related to ten employees which totaled approximately $0.9 million, all of which related to the North America operating segment. In the fourth quarter of 2004, we recorded a restructuring charge of $1.3 million related to 111 employees, of which $0.7 million, $0.2 million, $0.2 million and $0.2 million related to the Latin America, North America, EMEA and Asia-Pacific, excluding Japan, operating segments, respectively. All employees were terminated as of December 31, 2004. The reductions in the second, third and fourth quarters were part of the previously announced cost-savings measures being implemented by us.

      In September 2004, we announced the move of the European headquarters to Ireland, which was substantially completed by the end of March 2005. In the third and fourth quarters of 2004, we recorded restructuring charges of $0.2 million and $2.2 million, respectively, related to the severance of approximately 80 employees. During the three months ended March 31, 2005, we recorded an additional $1.3 million in restructuring charges for severance costs being recognized over the required service period. All of these charges were related to our EMEA operating segment.
      Also in September 2004, we permanently vacated an additional two floors in its Santa Clara headquarters building. We recorded a $7.8 million accrual for the estimated lease related costs associated with the permanently vacated facility, partially offset by a $1.3 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $0.8 million related to disposals of certain leasehold improvements. The restructuring charge of $6.5 million and related cash outlay were based on management’s current estimates.
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
      During 2004, we adjusted the restructuring accruals related to severance costs and lease termination costs recorded in 2004. We recorded a $0.3 million adjustment to reduce the EMEA severance accrual for amounts that were no longer necessary after paying out substantially all accrued amounts to the former employees. We also recorded a $0.2 million reduction in lease termination costs due to changes in estimates related to the sublease income to be received over the remaining lease term of its Santa Clara headquarters building.
      The following table summarizes our restructuring accruals established in 2004 and activity through March 31, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	7,958	3,482	417	11,857
Restructuring accrual	—	1,303	20	1,323
Cash payments	(679)	(1,039)	—	(1,718)
Adjustment to liability	11	—	(62)	(51)
Accretion	69	—	—	69

Balance, March 31, 2005	$7,359	$3,746	$375	$11,480

2003 Restructuring
      In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our regional headquarters facility in Plano, Texas. The facility houses employees working in finance, information technology, and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses. The remaining costs will generally be paid over the remaining lease term ending in 2013.

      In 2004, we adjusted the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by approximately $0.6 million in 2004, due to changes in estimates related to the sublease income to be received over the remaining lease term.
      The following table summarizes our restructuring accrual established in 2003 and activity through March 31, 2005 (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2004	$14,217	$317	$14,534
Cash payments	(1,841)	(194)	(2,035)
Adjustment to liability	(623)	(123)	(746)
Accretion	548	—	548

Balance, December 31, 2004	12,301	—	12,301
Cash payments	(274)	—	(274)
Adjustment to liability	129	—	129
Accretion	125	—	125

Balance, March 31, 2005	$12,281	$—	$12,281

      Our estimates of the excess facilities charges recorded during 2005, 2004 and 2003 may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2005 were primarily allocated to the EMEA and Japan operating segments, and the facility restructuring charges in 2004 were primarily allocated to the North America operating segment.

Stock-Based Compensation
      We recorded stock-based compensation (benefits) charges of ($3.3) million and $2.2 million in the three months ended March 31, 2005 and 2004, respectively. These (benefits) charges are comprised of the following (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Exchange of McAfee.com options	$(1,976)	$1,833
Repriced options	(1,699)	—
New and existing executives and employees	383	106
Former employees	—	146
Extended life of vested options held by terminated employees	—	141

Total stock-based compensation	$(3,292)	$2,226

      Exchange of McAfee.com options. In the three months ended March 31, 2005 and 2004, we recorded stock-based compensation (benefits) charges of approximately ($2.0) million and $1.8 million, respectively, related to exchanged options subject to variable accounting. Our stock-based compensation (benefits) charges related to exchanged options subject to variable accounting were based on our closing stock price of $22.56 and $18.00 on March 31, 2005 and 2004, respectively. The benefit in the three months ended March 31, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $22.56 at March 31, 2005. As of March 31, 2005, we had approximately 0.4 million outstanding exchanged options subject to this variable accounting.

      Repriced options. In April 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price equivalent to the fair market value of our stock at the time of grant. Options to purchase a total of 9.5 million shares were cancelled and the same number of new options were granted. These new options vested at the same rate that they would have vested under previous option plans and are subject to variable accounting. Stock-based compensation expense will be recorded in the event our stock price closes above $20.375 at the end of period. We have and will continue to remeasure compensation cost for these repriced options until these options are exercised, cancelled or forfeited without replacement. Depending upon movements in the market value of our common stock, this accounting treatment may result in additional stock-based compensation charges or benefits in future periods.
      During the three months ended March 31, 2005, we recorded a benefit of approximately $1.7 million, and did not record any charges or benefits in the three months ended March 31, 2004. The stock-based compensation (benefits) charges for these options were based on closing stock prices as of March 31, 2005 and 2004 of $22.56 and $18.00, respectively. The benefit in the three months ended March 31, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $22.56 as of March 31, 2005. There was no charge or benefit in the three months ended March 31, 2004 as our closing stock price at March 31, 2004 and December 31, 2003 was below $20.375. As of March 31, 2005, we had approximately 0.2 million options outstanding which were subject to variable plan accounting.
      New and existing employees and executives. In January 2005, our board of directors granted 75,000 shares of restricted stock to our chief financial officer. The price of the underlying shares is $0.01 per share. We recorded expense of approximately $0.2 million during the quarter ended March 31, 2005 related to the stock-based compensation associated with the chief financial officer’s restricted stock grant.
      In connection with the acquisition of Foundstone in October 2004, we granted stock options to Foundstone employees which are subject to vesting provisions as the employees provide service to us. We recognized approximately $0.2 million as expense during the three months ended March 31, 2005. An additional $1.2 million will be recognized through 2008, which is subject to reduction based on employees terminating prior to the full vesting of their options.
      In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock to our chief executive officer. The price of the underlying shares is $0.01 per share. During the three months ended March 31, 2005 and 2004, we recorded in both periods less than $0.1 million and approximately $0.1 million, respectively, related to stock-based compensation associated with the chief executive officer’s 2002 restricted stock grant.
      Former employees. In November and December 2003, we extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees options continued to vest after termination and their exercise period was extended an additional 90 days, the Company recorded a one time stock-based compensation charge of approximately $0.1 million during the three months ended March 31, 2004.
      Extended life of vested options held by terminated employees. During a significant portion of 2003, we suspended exercises of stock options until our required public company reports were filed with the SEC. The period during which stock options were suspended is known as the black-out period. Due to the black-out period, we extended the exercisability of any options that would otherwise terminate during the black-out period for a period of time equal to a specified period after termination of the black-out period. Accordingly, we recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During the three months ended March 31, 2004, we recorded a stock-based compensation charge of approximately $0.1 million.

Recent Accounting Pronouncements
      See Note 2 to the condensed consolidated financial statements.
Liquidity and Capital Resources

	Three Months Ended
	March 31,

	2005	2004

Net cash provided by operating activities	$100,450	$118,997
Net cash used in investing activities	(55,370)	(40,289)
Net cash provided by (used in) financing activities	(22,535)	22,408

Overview
      At March 31, 2005, we had cash and cash equivalents totaling $304.0 million, as compared to $291.2 million at December 31, 2004. In the three months ended March 31, 2005, we generated positive operating cash flows of $100.5 million and received cash of approximately $24.8 million related to our employee stock purchase plan and option exercises under our employee stock option plans. Uses of cash during the quarter included the repurchase of common stock of approximately $47.4 million, net purchases of marketable securities of $46.2 million and purchased of property and equipment of $9.1 million. A more detailed discussion of changes in our liquidity follows.

Operating Activities
      Net cash provided by operating activities in the three months ended March 31, 2005 and 2004 was the result of our net income of $36.0 million and $58.0 million, respectively, which is adjusted for non-cash items such as depreciation and amortization, non-cash restructuring charges, deferred taxes, non-cash loss on marketable securities, stock-based compensation and changes in various assets and liabilities such as accounts payable, accounts receivable, other current assets and deferred revenue.
      Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 36 days and 45 days at March 31, 2005 and 2004, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by 90 days. We expect DSO’s to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2005 and 2004, we have not made any significant changes to our payment terms for our customers, which are generally “net 30.”
      Our balances in accounts payable, accrued taxes and other liabilities decreased $2.5 million. Our operating cash flows, including changes in accounts payable and accrued liabilities, is impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the three months ended March 31, 2005 and 2004, we did not make any significant changes to our payment timing to our vendors.
      Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of March 31, 2005, approximately $203.6 million was held outside the United States. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have provided for U.S. federal income taxes on these amounts for consolidated financial# statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the United States. The American Jobs Creations Act of 2004 (“AJCA”) introduced a limited time 85% dividends received reduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We are analyzing the impact of the AJCA and may repatriate to the United States some or all of our offshore earnings currently characterized as indefinitely reinvested outside the United States. The range of possible amounts we are considering for repatriation under this provision is between $0 and $500 million, and the range of potential additional income taxes is between $0 and $30 million.
      Our working capital, defined as current assets minus current liabilities, was $443.1 million and $259.9 million at March 31, 2005 and December 31, 2004, respectively. The increase in working capital of approximately $183.2 million from December 31, 2004 to March 31, 2005 is attributable to a $215.0 million increase in cash and short-term marketable securities balances, offset by a decrease of $43.3 million in accounts receivable due to customer payments and a $16.6 million increase in current deferred revenue. Our perpetual plus licensing model, now introduced worldwide, results in less revenue recognition up-front, therefore causing increases in our deferred revenue.
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

Investing Activities
      A summary of our investing activities at March 31, 2005 and 2004 is as follows (in thousands). The detail of these line items can be seen in our condensed consolidated statement of cash flows.

	Three Months Ended
	March 31,

	2005	2004

Net purchases of marketable securities	$(46,223)	$(79,073)
Purchases of property and equipment	(9,146)	(8,653)
Proceeds from sale of assets and technology, net	—	47,565
Changes in restricted cash	(1)	(100)
Other	—	(28)

Net cash used in investing activities	$(55,370)	$(40,289)

Investments
      We made net purchases of our marketable securities of $46.2 million and $79.1 million in the three months ended March 31, 2005 and 2004, respectively. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, fixed income and U.S. government agency securities. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity and sale of our investments has no material impact on our overall liquidity.

Property and Equipment
      The $9.1 million of property and equipment purchased during the three months ended March 31, 2005 was primarily for upgrades of our existing accounting system and equipment for our new facility in Ireland. In the three months ended March 31, 2004, we purchased $8.7 million of equipment to update hardware for our employees and enhance various back office systems, including the finalization of our customer relationship management system.
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

Restricted Cash
      The restricted cash balance of $0.6 million at March 31, 2005 and December 31, 2004 consists primarily of cash collateral related to Entercept building rent expense and our workers’ compensation insurance coverage.

Financing Activities
      In the three months ended March 31, 2005, net cash used in financing activities totaled $22.5 million, consisting of $47.4 million used to repurchase two million shares of our common stock in the open market partially offset by the receipt of $24.8 million related to exercises of stock options under our employee stock option plans and stock purchases from our employee stock purchase plan. Cash flows from financing activities in the three months ended March 31, 2004 consisted of the receipt of $22.4 million of cash related to exercises of stock options and stock purchases from the employee stock purchase plan.
      Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. For example, we received cash proceeds from these plans in the amount of $113.8 million and $35.4 million in 2004 and 2003, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.
      As our stock price rises, more participants are “in the money” in their options, and thus, more likely to exercise their options, which results in cash to us. As our stock price decreases, more of our employees are “out of the money” or “under water” in regards to their options, and therefore, are not able to exercise options and results in no cash received by us.
      We have a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding as of March 31, 2005.
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
Our Financial Results Will Likely Fluctuate.
      Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue. As a result, we may not sustain profitability. Also, we believe that period-to-period comparisons of our financial results should not be relied upon as an indicator of our future results. Our expenses are based in part on our expectations regarding future revenues, making expenses in the short term relatively fixed. We may be unable to adjust our expenses in time to compensate for any unexpected revenue shortfall.

Operational Factors
      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	introduction of new products, product upgrades or updates by us or our competitors;

•	volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	our “perpetual plus” licensing program;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers, ISP’s such as AOL, and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are perpetual licenses or time-based subscription licenses;

•	system, supply of manufactured products and personnel limitations may adversely impact our ability to process the large number of orders that typically occur near the end of a fiscal quarter;

•	costs or charges related to our acquisitions or dispositions, including our acquisition of Foundstone in 2004 and the dispositions of our Magic and Sniffer product lines and McAfee Labs assets;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our software licenses attributable to support and maintenance;

•	stock-based compensation charges;

•	costs and charges related to certain events, including our ongoing cost reduction and profitability plan, Sarbanes-Oxley compliance efforts, litigation, reductions in force, relocation of personnel and previous financial restatements;

•	our ability to timely remediate any material weaknesses or significant deficiencies in our internal controls over financial reporting and to maintain adequate internal controls; and

•	factors that lead to substantial drops in estimated values of long-lived assets below their carrying value.

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
Our Business Transformation, Dispositions and Cost Reduction Plan, Expose Us to Significant Risks.
      In 2004, we continued our business transformation with the sale of our Magic Solutions and Sniffer Technologies product lines in January and July 2004, respectively, the Foundstone acquisition in October 2004, the sale of our McAfee Labs assets in April 2005 and the changing of our name back to McAfee. Early in 2004, we also began our ongoing cost reduction and profitability plan with an objective of significantly improving our operating margins by mid-2005. In January 2005 we completed the move of our European finance and sales order operations organization from the Netherlands to Ireland. These activities are intended to, among other things, streamline our business, better leverage the McAfee brand, better position us as the leading provider of intrusion prevention solutions, and help accelerate profit and growth. Risks related to these activities include:

•	our growth and/or profitability may not increase in the near-term or at all and we may fail to achieve desired savings or performance targets on a timely basis or at all;

•	an increased dependence on our channel and other partners to sell our products, particularly to enterprise and small- to medium-sized business (SMB) customers;

•	our strategic positioning may result in our competing more directly with larger, more established competitors, such as Cisco Systems and Microsoft;

•	our business, including internal finance and IT operations, has been and may continue to be disrupted and strained due to, among other things, our cost saving measures and personnel losses;

•	we have centralized our order processing operations from Latin America to Plano, Texas and we have also moved the EMEA shared services center and localization operations from Amsterdam to Cork, Ireland. We have also transitioned a significant portion of our research and development personnel to our research facility in Bangalore, India. These events could result in reduced service levels due to time zone differences, difficulties in finding personnel with sufficient language capabilities and loss of direct, on-the-ground finance and accounting oversight in the sales regions being serviced on a remote basis;

•	we may experience an undesired loss of sales, research and development, finance and other personnel and it may be difficult for us to find suitable replacements;

•	we have installed a new customer relationship management system, providing our finance and sales teams information in a different format than previously available and, in some cases, with less information. During the transition period to our new system, we may experience, among other things, related reduced operational efficiencies, losses of information and a decreased ability to monitor or forecast our business;

•	we may be unable to successfully expand our McAfee brand significantly beyond our anti-virus products;

•	many of our products and service capabilities were recently acquired and the income potential for these products and services is unproven and the market for these products is volatile; and

•	there may be customer confusion around our strategy.

We Are Subject to Intense Competition in the System and Network Protection Markets, and We Expect to Face Increased Competition in the Future.
      The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. We face competition in specific product markets. Principal competitors include:

•	in the anti-virus product market, Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market. F-Secure, Dr. Ahn’s, Panda and Sophos are also showing growth in their respective markets. Microsoft has continued to make acquisitions and has announced its intention to enter all segments of the anti-virus market by the end of 2005; and

•	in the market for our other intrusion detection and protection products, Cisco Systems, Computer Associates, Internet Security Systems, Juniper Networks, Symantec and 3Com Corporation.
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
We Face Risks in Connection With Material Weaknesses Identified in Our Sarbanes-Oxley Section 404 Management Report and Any Related Remedial Measures That We Undertake.
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
      In conjunction with (i) our ongoing reporting obligations as a public company and (ii) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2004 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and additional controls and procedures that we may implement. As a result of this evaluation and testing process, our management identified material weaknesses in our internal control over financial reporting relating to accounting for income taxes, revenue accounting and the financial close and reporting process. See Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2004 for additional disclosure about these material weaknesses. In response to these material weaknesses in our internal control over financial reporting, we have implemented and may be required to further implement, additional controls and procedures. In addition, in response to these material weaknesses, we are committed to hiring additional personnel, which may result in additional expense to us. As a result of the identified material weaknesses, even though our management believes that our efforts to remediate and re-test certain internal control deficiencies have resulted in the improved operation of our internal control over financial reporting, we cannot be certain that the measures we have taken or that are planning to take will sufficiently and satisfactorily remediate the identified material weaknesses in full. Furthermore, we intend to continue improving our internal control over financial reporting and the implementation and testing of these continued improvements could result in increased cost and could divert management attention away from operating our business.
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
Critical Personnel May Be Difficult to Attract, Assimilate and Retain.
      Our success depends in large part on our ability to attract and retain senior management personnel, as well as technically qualified and highly-skilled sales, consulting, technical, finance and marketing personnel. Personnel related issues include:

Competition for Personnel; Need for Competitive Pay Packages
      Competition for qualified individuals in our industry is intense. To attract and retain critical personnel, we believe that we must maintain an open and collaborative work environment. We also believe we need to provide a competitive compensation package, including stock options. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our other stockholders generally, may not approve future requests for option pool increases. For example, at our 2003 annual meeting held in December 2003, our stockholders did not approve a proposed increase in shares available for grant under our employee stock option plans. Additionally, beginning in January 2006, accounting standards will require corporations to include a compensation expense in their statement of income relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options, possibly impairing our ability to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations when compared with periods prior to the effectiveness of these new rules.

Impact of Personnel Reductions
      In recent periods, we have sought to rationalize the size of our employee base (including through the Sniffer sale). On March 31, 2005, we had approximately 2,900 employees, down from approximately 2,950 and 3,700 at December 31, 2004 and 2003, respectively. Reductions in personnel, including as a result of the Sniffer sale, may harm our business, employee retention or our ability to attract new personnel by, among other things, reducing overall employee morale, requiring remaining personnel to perform a greater amount of, or new and different, responsibilities or result in the loss of personnel otherwise critical to our business.

Reduced Productivity of New Hires; Senior Management Additions
      Notwithstanding our ongoing efforts to reduce our general personnel levels, we continue to hire in key areas and have added a number of new employees in connection with our acquisitions. We have also increased our hirings in Bangalore, India in connection with the relocation of a significant portion of our research and development operations to India.
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

Senior Management and Critical Personnel Losses
      Other than executive management who have “at will” employment agreements, our employees are not typically subject to an employment agreement or non-competition agreement. In December 2004, Stephen Richards, our previous chief operating officer and chief financial officer, retired and in November 2004, our controller resigned to pursue other opportunities. In addition, in recent months we have experienced significant turnover in our finance organization worldwide and replacing these personnel remains difficult given the competitive market for these skill sets.
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

We Face Risks Related to Our International Operations.
      In the three months ended March 31, 2005 and the year ended December 31, 2004, net revenue in our operating regions outside of North America represented approximately 40% and 39% of our net revenue, respectively. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue.
      Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of our business strategy and the reorganization of our international sales forces by regions;

•	the ability to successfully localize software products for a significant number of international markets;

•	our ability to effectively provide service and support for our hardware based products from the U.S.;

•	our ability to successfully establish, manage and staff shared service centers for worldwide sales finance and accounting operations centralized from locations in the U.S. and Europe;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	compliance with more stringent consumer protection and privacy laws;

•	currency fluctuations, including recent weakness of the U.S. dollar relative to other currencies, or the strengthening of the U.S. dollar in future periods that may have an adverse impact on revenues and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions;

•	a high incidence of software piracy in some countries; and

•	international labor laws and our relationship with our employees and regional work councils.
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
      We may incur stock-based compensation charges related to (i) employee options repriced in April 1999 (“Repriced Options”), (ii) McAfee.com options we assumed in the acquisition of the publicly traded McAfee.com shares in September 2002 (“McAfee.com Options”) (iii) unvested IntruVert options that were cancelled in May 2003 related to this acquisition (the “IntruVert Options”) and exchanged for cash placed in escrow, (iv) unvested IntruVert restricted stock that was cancelled in May 2003 related to this acquisition (the “IntruVert Restricted Stock”), and exchanged for monthly cash payments as the former employees provide services to us, (v) unvested Foundstone options assumed by us as part of the acquisition, (vi) the Sniffer Bonus Plan and (vii) Foundstone Key Employee retention payments. The size of the charges related to the Repriced Options and McAfee.com Options could be significant depending on the movements in the market value of our common stock. As a result of Financial Accounting Standards Board Interpretation No. 44, effective July 1, 2000, Repriced Options and McAfee.com Options are subject to variable accounting treatment. The stock-based compensation charge (or benefit) for the Repriced Options is determined by the excess of our closing stock price at the end of a reporting period over the fair value of our common stock on

July 1, 2000, equivalent to $20.375. The stock-based compensation charge (or benefit) for the McAfee Options is determined by the excess of our closing stock price over the exercise price of the option minus $11.85 payable upon exercise of the option. Remeasurement of the charge continues until the earlier of the date of exercise, forfeiture or cancellation without replacement. The resulting compensation charge (or benefit) to earnings will be recorded over the remaining life of the options subject to variable accounting treatment.
      During the three months ended March 31, 2005 and 2004, the Company recorded a benefit of approximately $2.0 million and a charge of approximately $1.8 million, respectively, related to McAfee.com exchanged options, and a stock-based compensation charge of approximately $1.7 million was recorded in the three months ended March 31, 2005 for the McAfee.com repriced options.
      During the remaining life of both the McAfee.com Options and Repriced Options, we may record additional stock-based compensation charges or benefits. Such charges or benefits cannot be forecasted. We estimate that a $1 increase in our stock price at March 31, 2005 would increase our future stock compensation charge by approximately $0.6 million.
      For the cash paid to cancel the IntruVert Options that was placed in escrow, we have been recognizing compensation expense as the former IntruVert employees provide services to us. For the remainder of 2005, we expect to recognize $1.0 million in expense related to these payments, and an additional $0.8 million through 2007. For the IntruVert Restricted Stock, we have been recognizing compensation expense monthly since the acquisition and will continue to do so through 2006 as the former IntruVert employees provide services to us. For the remainder of 2005, we expect the expense to be approximately $0.3 million with respect to the IntruVert Restricted Stock.
      In connection with the Foundstone acquisition, we exchanged McAfee stock options for Foundstone stock options. Approximately $1.2 million in compensation expense may be recorded through 2008 related to unvested McAfee options which were exchanged for unvested Foundstone options. We expect to record approximately $0.4 million in compensation expense during the remainder of 2005.
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
      Approximately $25.0 million of the amount paid to acquire Foundstone was placed into escrow accounts. Of this amount, approximately $5.6 million was placed into a key employee escrow account and is being paid to four Foundstone employees as they provide services to us through September 2007. The Foundstone employees forfeit any unvested amounts if their employment is terminated under provisions in the escrow agreements. Any forfeited amounts will be returned to us. We recognized compensation expense of approximately $1.1 million in the three months ended March 31, 2005.
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
      We may experience delays in product development as we have at times in the past. Complex products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or harm market acceptance. Furthermore, Microsoft continues to execute on its announced plans to boost the security of its Windows platform with related acquisitions, including its acquisition of anti-virus providers GeCAD Software and Sybari Software and anti-spyware provider Giant Company Software. The widespread inclusion of products that perform the same or similar functions as our products within the Windows platform could reduce the perceived need for our products. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. The occurrence of these events could negatively impact our revenue.
We Face a Number of Risks Related to Our Product Sales Through Distributors.
      We sell a significant amount of our products through intermediaries such as distributors and other channel partners, referred to collectively as distributors. Our top ten distributors typically represent approximately 49% to 63% of our net sales in any quarter. We expect this percentage to increase as we continue to focus our sales efforts through the channel and other partners. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 27% of our net revenue in the three months ended March 31, 2005.

Sale of Competing Products
      Our distributors may sell other vendors’ products that are complementary to, or compete with, our products. While we have instituted programs designed to motivate our distributors to focus on our products, these distributors may give greater priority to products of other suppliers, including competitors. Our ability to meaningfully increase the amount of our products sold through our distributors depends on our ability to adequately and efficiently support these distributors with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as online sales and technical training as product collateral needed to support their customers and prospects. Any failure to properly and efficiently support our distributors may result in our distributors focusing more on our competitor’s products rather than our products and thus in lost sales opportunities.

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

Payment Difficulties
      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $1.6 million at March 31, 2005. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.
We Face the Risk of Future Charges in the Event of Impairment and Will Experience Significant Amortization Charges Related to Purchased Technology.
      We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS 142”) beginning in 2002 and, as a result, we no longer amortize goodwill. However, we continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles. Our amortization charge for purchased technology and other intangibles was approximately $7.4 million and $7.0 million in the three months ended March 31, 2005 and 2004. In addition, we must evaluate our goodwill, at least annually for impairment according to the guidance provided by SFAS 142. We completed the annual impairment review during the fourth quarter of 2004. Additionally, as required by SFAS 142, we also performed an additional goodwill impairment tests in conjunction with the sale of the Sniffer product line and the sale of the Magic product line. As a result of these reviews, goodwill was determined not to be impaired. If during subsequent testing, we determine that goodwill is impaired, we will be required to take a non-cash charge to earnings.
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
Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.
      During 2004, our stock price was highly volatile ranging from a per share high of $33.55 to a low of $14.96. On March 31, 2005, our stock’s closing price per share price was $22.56. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price.
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
We Face Risks Related to Our Anti-Spam and Anti-Spyware Software Products.
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
Business Interruptions May Impede Our Operations and the Operations of Our Customers.
      We have implemented a new customer relationship management information system. Our ability to continue to obtain support from the manufacturer of this system is critical to the ultimate success of the implementation. We are also in the process of transitioning finance and sales order processing to a new shared services center in Cork, Ireland and are planning modifications to our accounting systems which we expect to complete in 2005. Implementation and modifications of these types of computer systems are often disruptive to business and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new shared services center and the implementation of a new customer relationship management could materially harm our business operations. In addition, we and our customers face a number of potential business interruption risks that are beyond our respective control. Natural disasters or other events could interrupt our business or the business of our customers, and each of us is reliant on external infrastructure that may be antiquated. Also, an outbreak of SARS, bird flu or other highly contagious illnesses could have an adverse impact on our operations and the operations of our customers. Our corporate headquarters are located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Despite safety precautions that have been implemented, there is no guarantee that an earthquake would not seriously disturb our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake and other natural disasters.
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
      Our market risks at March 31, 2005, have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures
      Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this quarterly report on Form 10-Q.
      A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
      Based upon the material weaknesses described in Item 9A of our Annual Report on Form 10-K filed on March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, and internal controls over financial reporting, were ineffective as of

March 31, 2005. In addition, described below are changes in internal controls over financial reporting made during the quarter ended March 31, 2005. Except as described below, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, which materially affected, or is reasonably likely to affect, our internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
      During the first quarter of 2005, we did not make any material changes to our disclosure controls and procedures or internal controls over financial reporting. We have undertaken significant efforts in 2004 and during the first quarter of 2005 to establish a framework to improve internal controls over financial reporting. We have committed considerable resources to the design, implementation, documentation and testing of our internal controls. Additional resources have been assigned to remediate and re-test certain internal control deficiencies, such as the material weaknesses described above, identified during our first annual assessment of our internal controls. While these steps have helped address some of the internal control deficiencies noted in our assessment of internal controls as of December 31, 2004, due to the limited amount of time that has transpired since completion of our annual assessment, the steps taken have not been sufficient to fully remedy the control issues that existed as of December 31, 2004. We have either performed or are in process of performing the following actions to remediate the deficiencies in our internal controls:

Accounting for Income Taxes

•	We retained consultants to assist with the first quarter tax processes to provide sufficient personnel for the timely completion of account reconciliation procedures, preparation and analyses of documentation on key judgments, additional levels of review and enhanced documentation of the analyses and internal controls performed.

•	In connection with developing our effective tax rate estimates we modified our procedures used to estimate the proportion of expected earnings in the United States and other foreign jurisdictions to enable more detailed estimates to be performed. Additionally, we added disclosures in our critical accounting policies section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to more fully explain the nature of our interim period tax estimates.

•	We have expanded our analyses of our tax accounts at interim periods which we believe will enable our year end procedures to be performed more timely, including but not limited to, reperformance of reconciliations that were historically deemed ineffective.

•	We have implemented a quarterly review of our tax reserves and related exposures to ensure that any related liabilities or discrete releases are identified and recorded timely .

•	We have increased the level of reporting and analysis provided to our senior financial executives and in turn have benefited from resulting improvements in our documentation, analyses and estimates.

•	We completed our performance of our key interim tax controls in a timely manner as determined by our internal closing schedule and published timetable for issuing our first quarter earnings release.

Revenue Accounting

•	We have centralized our order processing operations and related revenue accounting processes from Latin America to Plano, Texas to address difficulties experienced by certain regions in performing internal controls related to revenue recognition matters.

•	We have begun implementing automated controls to compare prices in our invoice register resulting from the automated revenue recognition process performed by our systems to the published prices in our price lists to detect and correct improper system set up and/or processing of product stock keeping units.

•	We have hired a director of revenue as well as formalized a hiring plan for additional personnel in our revenue recognition group to enable improved review and analysis of evidence of fair value of our post contract support provided to different customer groups as well as analysis and review of complex terms in our OEM and large contractual customer arrangements.

Financial Close and Reporting Process
      We continue to utilize consultants to assist with technical accounting matters as we continue to recruit and hire both replacement personnel in response to ongoing attrition as well as hiring additional corporate accounting staff in response to the deficiencies noted in the annual assessment.
      While we believe we have taken many positive steps towards remediating the deficiencies noted in the above areas, due to the limited amount of time that has transpired from the completion of our first annual internal controls assessment, there remain significant additional actions necessary over the remainder of 2005 and potentially subsequent periods, as follows:

•	Increasing the number of internal general ledger and tax accounting personnel trained in reporting under accounting principles generally accepted in the United States (GAAP)

•	Improving the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and application with GAAP at each of our operating locations

•	Improving the interim review and reconciliation process for certain key account balances

•	Enhancing the training and education for our international finance and accounting personnel and new hire additions to the worldwide finance team

•	Implementing more stringent policies and procedures regarding revenue accounting and change management of our product catalogue

•	Directing more internal audit time and attention to sales order processing and revenue accounting activities

•	Increasing diligence regarding user access and change management to our network, databases and applications

•	Automating certain controls that are currently performed manually

•	Simplifying and integrating systems
Other Changes in Internal Control over Financial Reporting
      We have moved the EMEA shared services center and localization operations from Amsterdam to Cork, Ireland. This event has resulted in the loss of experienced personnel unwilling to relocate. We have hired new personnel who are in the process of being trained in our operations and our review and control procedures. As a result, we have increased our review of accounting information processed in our EMEA shared service center and expect to take further steps to increase (i) training and (ii) internal controls documentation and testing under our 2005 internal controls assessment plans.

PART II: OTHER INFORMATION

Item 1.	Legal Proceeding
      Information with respect to this item is incorporated by reference to Note 11 of the notes to the condensed consolidated financial statements included in this Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
      The table below sets forth all repurchases by us of our common stock during the quarter ended March 31, 2005 whether or not pursuant to a publicly announced plan or program (in thousands, except price per share):

				Approximate Dollar
			Total Number of	Value of Shares That
	Total		Shares Purchased as	May yet Be
	Number of	Average	Part of Publicly	Purchased Under Our
	Shares	Price Paid	Announced Plan or	Stock Repurchase
Period	Purchased	Per Share	Repurchase Program(1)	Program(1)

January 1, 2005 through January 31, 2005	—	$—	—	$123,556
February 1, 2005 through February 28, 2005	—	—	—	123,556
March 1, 2005 through March 31, 2005	2,000	23.66	2,000	76,245

Total	2,000	$23.66	2,000

(1)	In August 2004, our board of directors authorized the repurchase of $200.0 million of our common stock in the open market from time to time over the next two years. As of December 31, 2004, we had remaining authorization to repurchase $123.6 million of our common stock. In April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market from time to time until August 2006, depending upon market conditions, share price and other factors. After this $175.0 million increase in our announced stock repurchase program, the approximate dollar value of shares that may yet be purchased under this program is $251.2 million.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      On March 31, 2005, we filed with the SEC our Annual Report on Form 10-K for the year ended December 31, 2004. In connection with the preparation of this quarterly report on Form 10-Q, we discovered errors contained in our Form 10-K, specifically relating to our future operating lease obligations. The errors were contained in Note 11 to the Consolidated Financial Statements and the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The errors related to our operating lease obligations and resulted in an overstatement in the dollar amount of the future minimum obligations for the years 2005 through 2009 and thereafter.
      The error in the future operating lease obligations disclosure will not affect our consolidated balance sheet, consolidated statements of income, consolidated statements of stockholders’ equity, or consolidated statements of cash flow for the year ended December 31, 2004.

      Upon identification of the errors in the operating lease disclosure, our management and Audit Committee discussed this matter and its effect on our financial statements. Our Audit Committee of our Board of Directors concluded on May 6, 2005 that our Annual Report on Form 10-K for the year ended December 31, 2004, should be amended to correct the above-described errors. Therefore, Note 11 to the Consolidated Financial Statements and the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should no longer be relied upon. Our Audit Committee and executive officers discussed the matters disclosed in this Item 5 with our independent registered public accounting firm, Deloitte & Touche, LLP.
      As a result of the errors described above, we are filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2004. We expect to file the amendment to our Form 10-K by no later than May 31, 2005.

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

McAfee Inc.

/s/ Eric F. Brown

Eric F. Brown
Chief Financial Officer
May 10, 2005

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Asset Purchase Agreement made and entered into as of April 22, 2004, by and among, Network General Corporation (formerly named Starburst Technology Holdings, Inc.), on the one hand; and (ii) McAfee, Inc. (formerly named Networks Associates, Inc.), Network Associates Technology, Inc., Network Associates International BV, Network Associates (India) Private Limited, McAfee Japan Co., Ltd. (formerly named Network Associates Japan Co., Ltd.), on the other hand, as amended by Amendment No. 1 thereto dated as of July 15, 2004.(1)
3.1		Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(3)
3.2		Certificate of Ownership and Merger between Registrant and McAfee, Inc.(2)
3.3		Amended and Restated Bylaws of the Registrant.(2)
3.4		Certificate of Designation of Series A Preferred Stock of the Registrant.(5)
3.5		Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(6)
4.3		Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(7)
10.1		Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(8)
10.2		Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(8)
10.3		Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(8)
10.4		Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(8)
10	.5*	2002 Employee Stock Purchase Plan.(9)
10	.6*	1997 Stock Incentive Plan, as Amended.(9)
10	.7*	Amended and Restated 1993 Stock Option Plan for Outside Directors.(4)
10	.8*	2000 Nonstatutory Stock Option Plan.(10)
10	.9*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(11)
10	.10*	Employment agreement between Stephen C. Richards and the Registrant, dated April 3, 2001.(12)
10.11		1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(13)
10.12		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)
10.13		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)
10.14		Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(13)
10.15		Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(13)
10.16		Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(13)
10.17		Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.18		Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.19		Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.20		Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)
10.21		Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

Exhibit
Number		Description

10.22		Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)
10.23		Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)
10.24		Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)
10.25		Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(13)
10.26		Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(13)
10.27		Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(13)
10.28		Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(13)
10	.29*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(14)
10	.30*	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(14)
10.31		Intentionally Omitted
10	.32*	Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002.(17)
10.33		Form of Indemnification Agreement between the Registrant and its Executive Officers(17)
10	.34*	Summary of Pay for Performance Plan.(4)
10	.35*	Network Associates, Inc. Tax Deferred Savings Plan.(16)
10.36		Umbrella Credit Facility of Registrant dated April 15, 2004.(18)
10.37		Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(18)
10.38		Amendment to Employment Agreement of George Samenuk effective as of January 20, 2004.(18)
10.39		Amendment to Employment Agreement of Stephen C. Richards effective as of January 20, 2004.(18)
10.40		Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(20)
10.41		Transition Agreement by and between Registrant and Stephen C. Richards.(19)
10.42		Employment Agreement between Registrant and Eric F. Brown dated December 10, 2004 (22)
10	.43*	2005 Independent Director Cash Compensation Plan (23)
10	.44*	Executive Officer Annual Compensation for Fiscal Year Ending December 31, 2005(24)
31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on July 16, 2004.

(2)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(6)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(11)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(14)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(15)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

(17)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 9, 2004.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on September 7, 2004.

(20)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(22)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on December 14, 2004.

(23)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 31, 2005.

(24)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on April 22, 2005.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.