Form 10-K/A
period 2004-12-31
McAfee, Inc.
filed 2005-05-24
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment #1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-31216

McAfee, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0316593
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification Number)

3965 Freedom Circle
Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(408) 988-3832

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value,
together with associated Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $2.8 billion. The number of shares outstanding of the issuer’s common stock as of February 28, 2005 was 163,500,000.

EXPLANATORY NOTE

     This Amendment to Form 10-K is being filed for the purpose of amending and restating contractual and lease obligation disclosures within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 15, “Exhibits and Financial Statement Schedules,” of our Annual Report on Form 10-K filed on March 31, 2005. Specifically, the obligation disclosures within (1) the “Contractual Obligations” portion of the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7, and (2) Note 11 to the Consolidated Financial Statements under Item 15 of our Annual Report on Form 10-K filed on March 31, 2005, have been amended to reflect a restatement of both our contractual obligation disclosure and our future minimum lease obligation disclosure, and we have provided enhanced disclosures related to leases in Note 11. These obligation disclosures in the Form 10-K as originally filed included both overstatements and understatements for individual obligations, which resulted in the aggregate obligation disclosures for the years 2005 through 2009 and thereafter being overstated by approximately $50.0 million in Item 7 and $52.9 million in Item 15. Other than as described above, no other changes or amendments have been made to Item 7 or Item 15. This Amendment to Form 10-K does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-K. For a description of our business and the risks related to our business, see our Annual Report on Form 10-K for the year ended December 31, 2004.

MCAFEE INC.
FORM 10-K/A
For the fiscal year ended December 31, 2004

		Page
	PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 9a.	Controls and Procedures	27
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	31
Signatures		75
2005 Independent Director Cash Compensation Plan
Subsidiaries
Consent of Deloitte & Touche LLP
Consent of PricewaterhouseCoopers LLP
Certification of CEO and CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

PART II

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

     We recognized a $6.7 million and $2.6 million gain on the sale of the PGP Gauntlet businesses in February 2002, and the PGP Desktop/Encryption assets and technology in August 2002, respectively.

     Litigation Reimbursement/Settlement. We agreed to settle a securities class action litigation in September 2003. The $70.0 million litigation charge was recorded in 2002 because our agreement to settle, which established the liability to be probable and estimable, occurred prior to the publication of our 2002 consolidated financial statements in October 2003. We paid the $70.0 million settlement in October 2003. During 2004, we received insurance reimbursements of approximately $25.0 million from our insurance carriers for insurance coverage related to the class action lawsuit settled in October 2003.

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

     Severance/Bonus Costs Related to Sniffer and Magic Dispositions. In conjunction with the sale of the Sniffer product line, we incurred severance and bonuses to the former executives of Sniffer for their assistance in the transaction. The total bonuses and severance expensed was $7.7 million in 2004, of which $5.3 million has been paid, and the remaining $2.4 million will be paid in the first quarter of 2006. Furthermore, we accelerated the vesting of these executives’ stock options, which resulted in a stock-based compensation charge of approximately $1.0 million.

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

Contractual Obligations

     Subsequent to the issuance of our Form 10-K, we determined that our contractual obligations as of December 31, 2004 had been improperly calculated. As a result, the amounts in the table below have been restated from amounts previously reported. The restated summary of our contractual obligations at December 31, 2004 is as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$100,578	$20,025	$25,424	$17,680	$37,449
Other commitments(2)	23,720	10,464	10,741	2,515	—
Purchase obligations(3)	3,277	3,277	—	—	—

Total	$127,575	$33,766	$36,165	$20,195	$37,449

(1)	Operating leases are for office space and office equipment. The operating lease commitments above reflect contractual and reasonably assured rent escalations under the lease arrangements. The majority of our lease contractual obligations relate to the following three leases: $51.2 million for the Santa Clara, California facility lease, $20.5 million for the Slough, United Kingdom facility lease and $5.2 million for the Cork, Ireland facility lease.

(2)	Other commitments are minimum commitments on telecom contracts and contractual commitments for naming rights and advertising services.

(3)	We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of product requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K/A. Based on this evaluation, and because of the material weaknesses in our internal control over financial reporting described below, our management, including our CEO and CFO, has concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 30, 2005 (May 19, 2005 as to the effects of the restatement described in Note 11) expressed an unqualified opinion on such consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

San Jose, California
March 30, 2005

Part IV

Item 15. Exhibits and Financial Statement Schedules

     (a)(1) Financial Statements:

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

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 30, 2005 (May 19, 2005 as to Note 11)

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

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
				Additional	Deferred	Comprehensive		Total
	Common Stock		Treasury	Paid-In	Stock-Based	Income	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Compensation	(Loss)	Deficit	Equity
	(In thousands)
Balances, December 31, 2001	140,681	$1,406	$—	$752,439	$—	$16,081	$(428,433)	$341,493
Issuance of common stock upon exercise of stock options	8,197	82	—	99,664	—	—	—	99,746
Issuance of common stock upon exercise of stock options by McAfee.com	—	—	—	3,633	—	—	—	3,633
Issuance of common stock from Employee Stock Purchase Plans	743	8	—	6,524	—	—	—	6,532
Issuance of common stock for acquisition of minority interest in McAfee.com, net of cost of $1,956	8,307	83	—	119,397	—	—	—	119,480
Deferred stock-based compensation	—	—	—	31,955	(31,955)	—	—	—
Amortization of deferred stock-based compensation and other compensation charge	—	—	—	(3,815)	26,219	—	—	22,404
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	(4,190)	—	—	—	(4,190)
Tax benefits from exercise of non-qualified stock options	—	—	—	45,962	—	—	—	45,962
Stock options issued in connection with acquisition	—	—	—	357	—	—	—	357
Minority interest attributed to McAfee.com	—	—	—	(1,638)	—	—	—	(1,638)
Foreign currency translation	—	—	—	—	—	10,744	—	10,744
Net decrease in unrealized gains on investments	—	—	—	—	—	(2,667)	—	(2,667)
Net income	—	—	—	—	—	—	128,312	128,312

Balances, December 31, 2002	157,928	1,579	—	1,050,288	(5,736)	24,158	(300,121)	770,168
Issuance of common stock upon exercise of stock options	2,548	26	—	19,610	—	—	—	19,636
Issuance of common stock from Employee Stock Purchase Plans	1,596	16	—	15,765	—	—	—	15,781
Repurchase of common stock	(350)	—	(4,707)	—	—	—	—	(4,707)
Deferred stock-based compensation	—	—	—	(643)	643	—	—	—
Amortization of deferred stock-based compensation and other stock-based compensation charge	—	—	—	8,012	4,495	—	—	12,507
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	(5,407)	—	—	—	(5,407)
Foreign currency translation	—	—	—	—	—	10,578	—	10,578
Net decrease in unrealized gains on investments	—	—	—	—	—	(709)	—	(709)
Net income	—	—	—	—	—	—	70,242	70,242

Balances, December 31, 2003	161,722	1,621	(4,707)	1,087,625	(598)	34,027	(229,879)	888,089
Issuance of common stock upon exercise of stock options	9,152	92	—	105,638	—	—	—	105,730
Issuance of common stock from Employee Stock Purchase Plans	775	8	—	8,055	—	—	—	8,063
Issuance of common stock upon exercise of warrants	184	2	—	(2)	—	—	—	—
Issuance of common stock upon conversion of debt	4,616	46	—	83,364	—	—	—	83,410
Repurchase of common stock	(12,623)	—	(221,816)	—	—	—	—	(221,816)
Retirement of treasury stock	—	(130)	226,523	(226,393)	—	—	—	—
Deferred stock-based compensation	—	—	—	6,443	(6,443)	—	—	—
Shares returned from trust	(1,560)	(16)	—	16	—	—	—	—
Amortization of deferred stock-based compensation and other stock-based compensation charge	—	—	—	6,804	7,516	—	—	14,320
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—		—	(3,154)	—	—	—	(3,154)
Contribution of proceeds from sale of common stock held in trust	—	—	—	3,779	—	—	—	3,779
Tax benefits from exercise of non-qualified stock options	—	—	—	72,622	—	—	—	72,622
Stock options issued in connection with acquisition	—	—	—	7,039	(2,252)	—	—	4,787
Release of deferred tax valuation allowance related to acquisition accounted for as a pooling of interests	—	—	—	27,019	—	—	—	27,019
Foreign currency translation	—	—	—	—	—	(4,537)	—	(4,537)
Net decrease in unrealized gains on investment	—	—	—	—	—	(2,129)	—	(2,129)
Net income	—	—	—	—	—	—	225,065	225,065

Balances, December 31, 2004	162,266	$1,623	$—	$1,178,855	$(1,777)	$27,361	$(4,814)	$1,201,248

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

     The Company cancelled the Foundstone stock options it did not assume, such options being held by four executives, in exchange for a cash payment equal to the intrinsic value of the cancelled stock options based on the purchase price per share. Forty percent of this amount was placed into escrow accounts for the four executives (Key Employee Escrow), along with 40% of the proceeds for the purchase of shares from the four executives. The four executives also received retention bonus payments, which were placed into Key Employee Escrow accounts. The Key Employee Escrow amounts are subject to vesting provisions from the date of acquisition through October 1, 2007. The Company recorded the $5.6 million paid into Key Employee Escrow as prepaid compensation, which is being recognized as expense over the vesting period. The Company recognized expense of approximately $0.3 million in 2004. In January 2005, the vesting schedule was amended such that a greater portion of the escrow amount vests within one year of the close of the transaction. The Company expects to record approximately $2.9 million in expense for escrow amounts vesting in 2005.

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

     The Company accrued $2.8 for permanently vacated facilities at the acquisition date. The accrual will be fully utilized by 2006, the end of the original lease term. The Company made payments of $0.7 million in 2003, and in the fourth quarter of 2003, the Company entered into a sublease for the vacated facility, and therefore, adjusted the accrual and related goodwill by the value of the sublease, which was $1.1 million. The following is a summary of activity in the restructuring accrual related to Entercept (in thousands):

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

Magic Solutions

     In December 2003, the Company entered into an agreement for the sale of its Magic Solutions product line (“Magic”) to BMC Software for $47.1 million in cash. The Company completed the transaction on January 30, 2004, and recorded a gain of $46.1 million. At December 31, 2003, the carrying values of assets and liabilities related to Magic sale were presented as held for sale on the consolidated balance sheet. Magic does not represent a separate component of the Company as its operations and cash flows cannot be sufficiently separated from the rest of the Company, consequently, its results of operations are included in income from continuing operations in the consolidated statements of income.

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

PGP Product Group

     In October 2001, the Board of Directors of the Company approved a plan to integrate the activities of the Company’s PGP product group into its other product groups. In addition to the integration plan, the Company began to look for a buyer for the PGP desktop encryption and Gauntlet firewall product. In February 2002, the Company announced the sale of Gauntlet firewall/VPN business to Secure Computing. As a result of the transaction, the Company received common shares of Secure Computing in exchange for the Gauntlet business. The Company recorded a gain on sale of the business of $6.7 million. In August 2002, the Company announced the sale of the PGP business to PGP Corporation, a new venture funded company unrelated to the Company, for $2.0 million in cash and assumed liabilities. As a result of the transaction, the Company recorded a gain on sale of the business of $2.6 million.

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

$107,133

11. Restated Commitments

     The Company leases most of its facilities under operating leases, which expire at various times ranging from the year 2005 through 2017. The Company’s operating leases for facilities typically include renewal periods which are at the option of the Company, and annual contractual escalations in lease payments. Several of the Company’s significant leases are subject to rent increases to market rates based on periodic rent reviews (typically every 5 years). The Company owns its regional office in Plano, Texas. A description of the Company’s significant operating leases is as follows:

	Lease Expiration	Renewal Option
Corporate Headquarters, Santa Clara, California	March 2013	None
European Headquarters, Cork, Ireland	December 2014	One 5-year and one 6-year renewal
Amsterdam, The Netherlands	June 2008	5-year renewal
Slough, England	December 2017	None
Paris, France	April 2006	None
Tokyo, Japan	February 2006	None

     In addition, the Company has leased certain office equipment with various lease expiration dates through 2007.

     Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company’s management determined that future minimum lease payments and sublease rental income under non-cancelable operating leases as of December 31, 2004 had been improperly calculated. As a result, future minimum lease payments and sublease rental income have been restated from amounts previously reported. A summary of the effects of this restatement are as follows (in thousands):

	As Previously Reported		As Restated
		Sublease		Sublease
	Payments	Income	Payments	Income
2005	$24,197	$1,294	$20,025	$1,518
2006	20,643	737	15,002	1,146
2007	16,558	—	10,422	—
2008	15,392	—	9,051	—
2009	14,889	—	8,629	—
Thereafter	61,810	—	37,449	—

Total	$153,489	$2,031	$100,578	$2,664

     Included in the above amounts are future minimum payments related to leases that the Company has ceased using and consequently, in connection with recording the related restructuring liabilities, has expensed prior to December 31, 2004 the present value of such future minimum payments, net of related projected sub-lease income.

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

Company Employee Stock Purchase Plan

     In April 2002, the Company’s board of directors adopted McAfee’s 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”) and an initial 2.0 million shares of the Company’s common stock were reserved for issuance. In December 2003, the Company’s stockholders approved an additional 2.0 million shares for issuance under the 2002 Purchase Plan for a total of 4.0 million shares. All employees are eligible to participate in the 2002 Purchase Plan. The 2002 Purchase Plan is comprised of two year offering periods with four six-month purchase periods. Purchase periods occur twice yearly and each offering effectively contains a six, twelve, eighteen and twenty-four month option. Shares are purchased through employees’ contributions at exercise prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of an offering period or the last day of the purchase period. No participant may purchase more than $25,000 of common stock in any one calendar year and the maximum number of shares a participant may purchase during a single offering period is 10,000 shares. In 2004 and 2003, approximately 0.8 million and 1.6 million shares were issued under the 2002 Purchase Plan at a weighted average purchase price of $10.41 and $9.89, respectively.

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

     In 1998, the Company deposited approximately 1.7 million shares of common stock with a trustee for the benefit of the employees of the Dr. Solomon’s acquisition to cover the stock options assumed in the acquisition of this company. These shares, which have been included in the outstanding share balance, were to be issued upon the exercise of stock options by Dr. Solomon’s employees. The Company determined in June 2004 that Dr. Solomon’s employees had exercised approximately 1.6 million options, and that it had issued new shares in connection with these exercises rather than the trust shares. The trustee returned the 1.6 million shares to the Company in June 2004, at which time they were retired and were no longer included in the outstanding share balance. In December 2004, the trustee sold the remaining 133,288 shares in the trust for proceeds of $3.8 million, and remitted the funds to the Company. The terms of the trust prohibited the trustee from returning the shares to the Company and stipulated that only employees could benefit from the shares. The Company paid out the $3.8 million to its employees as a bonus in 2004.

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

     Aggregate activity under the Company’s stock option plans is as follows (in thousands, except per share data):

		Outstanding Options
					Weighted
	Shares				Average
	Available	Number of		Aggregate	Exercise
	for Grant	Shares	Price per Share	Price	Price
Balances, January 1, 2002	9,104	31,771	$0.23-$48.72	$421,493	$13.27
Additional options reserved	5,000	—		—	—
Option plan expirations	(984)	—		—	—
Options granted	(8,302)	8,302	$0.01-$30.26	190,401	$22.93
Options issued in exchange of McAfee.com outstanding stock options	—	2,761	$4.63-$71.26	46,748	$16.93
Options exercised	—	(8,197)	$0.01-$28.50	(107,454)	$13.11
Options canceled	6,335	(6,335)	$4.19-$34.69	(124,025)	$19.58

Balances, December 31, 2002	11,153	28,302	$0.01-$71.26	$427,163	$15.09
Option plan expirations	(1,326)	—		—	—
Options granted	(7,807)	7,807	$10.80-$20.28	118,364	$15.16
Options exercised	—	(2,548)	$1.78-$29.82	(20,532)	$8.06
Options canceled	3,821	(3,821)	$4.19-$65.38	(69,982)	$18.32

Balances, December 31, 2003	5,841	29,740	$0.01-$71.26	$455,013	$15.30
Additional options of acquired company reserved	747	—		—	—
Option plan expirations	(1,993)	—		—	—
Options granted	(5,674)	5,674	$14.96-$33.39	102,131	$18.00
Options assumed in conjunction with acquisition	(429)	429	$1.11-$3.68	1,153	$2.69
Options exercised	—	(9,152)	$0.65-$38.23	(106,235)	$11.61
Options canceled	7,262	(7,262)	$2.80-$58.71	(139,753)	$19.24

Balances, December 31, 2004	5,754	19,429	$0.01-$71.26	$312,309	$16.08

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

     For various price ranges, weighted average characteristics of outstanding stock options of the Company at December 31, 2004 were as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price
$0.01-$1.98	98	4.3	$0.63	51	$1.21
$1.99-$4.12	359	5.1	$2.88	237	$2.80
$4.13-$6.19	2,370	5.1	$4.66	2,269	$4.67
$6.20-$9.30	534	5.5	$7.63	421	$7.58
$9.31-$13.97	2,926	7.2	$12.22	1,399	$11.98
$13.98-$20.97	9,169	8.1	$17.27	2,339	$17.09
$20.98-$31.47	3,817	6.3	$25.17	2,432	$24.98
$31.48-$47.22	133	6.0	$35.47	99	$36.13
$47.23-$74.00	23	3.7	$57.39	23	$57.53

	19,429	7.1	$16.08	9,270	$14.76

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

	2004	2003	2002
The Company:
Risk free interest rate	3.07%	2.44%	3.46%
Expected life (years)	4	4	4
Volatility	63%	96%	84%
Dividend yield	—	—	—

     The weighted average grant date fair value of options granted by the Company in 2004, 2003 and 2002 was $9.08, $10.38 and $10.07, respectively.

     The weighted average fair value of restricted stock granted by the Company in 2002 was $27.19.

		Options
	Options	Granted to
	Granted to	Non-
	Employees	Employees
	2002	2002
McAfee.com:
Risk free interest rate	3.82%	3.82%
Expected life (years)	5	10
Volatility	110%	110%
Dividend yield	—	—

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

     During 2004, 2003 and 2002, the Company recorded charges of approximately $6.7 million, $3.4 million and $16.1 million, including the $10.5 million described above, respectively, related to exchanged options subject to variable accounting. These stock-based compensation charges were based on the Company’s closing stock prices of $28.93, $15.04 and $16.09 on December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the Company had outstanding exchanged options to acquire approximately 0.4 million shares subject to this variable accounting. Further fluctuations in the stock price may result in significant additional stock based compensation charges in future periods.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 23rd day of May, 2005.

MCAFEE, INC.
By:	/s/ GEORGE SAMENUK
George Samenuk
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints George Samenuk and Eric F. Brown, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or any substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed on May 23, 2005 by the following persons on behalf of the Registrant in the capacities indicated:

Signature	Title	Date
/s/ GEORGE SAMENUK (George Samenuk)	Chairman of the Board and Chief Executive Officer	May 23, 2005
/s/ ERIC F. BROWN (Eric F. Brown)	Chief Financial Officer	May 23, 2005
/s/ ROBERT B. BUCKNAM (Robert B. Bucknam)	Director	May 23, 2005
/s/ LESLIE G. DENEND (Leslie G. Denend)	Director	May 23, 2005
/s/ ROBERT DUTKOWSKY (Robert Dutkowsky)	Director	May 23, 2005
/s/ DENIS J. O’LEARY (Denis J. O’Leary)	Director	May 23, 2005
/s/ ROBERT PANGIA (Robert Pangia)	Director	May 23, 2005
/s/ LIANE WILSON (Liane Wilson)	Director	May 23, 2005

EXHIBIT INDEX

Exhibit
Number			Description
2.1		—	Asset Purchase Agreement made and entered into as of April 22, 2004, by and among, Network General Corporation (formerly named Starburst Technology Holdings, Inc.), on the one hand; and (ii) McAfee, Inc. (formerly named Networks Associates, Inc.), Network Associates Technology, Inc., Network Associates International BV, Network Associates (India) Private Limited, McAfee Japan Co., Ltd. (formerly named Network Associates Japan Co., Ltd.), on the other hand, as amended by Amendment No. 1 thereto dated as of July 15, 2004.(1)

3.1		—	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(3)

3.2		—	Certificate of Ownership and Merger between Registrant and McAfee, Inc.(2)

3.3		—	Amended and Restated Bylaws of the Registrant.(2)

3.4		—	Certificate of Designation of Series A Preferred Stock of the Registrant.(5)

3.5		—	Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(6)

4.3		—	Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(7)

10.1		—	Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(8)

10.2		—	Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(8)

10.3		—	Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(8)

10.4		—	Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(8)

10.5	*	—	2002 Employee Stock Purchase Plan.(9)

10.6	*	—	1997 Stock Incentive Plan, as Amended.(9)

10.7	*	—	Amended and Restated 1993 Stock Option Plan for Outside Directors.(4)

10.8	*	—	2000 Nonstatutory Stock Option Plan.(10)

10.9	*	—	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(11)

10.10	*	—	Employment agreement between Stephen C. Richards and the Registrant, dated April 3, 2001.(12)

10.11		—	1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(13)

10.12		—	Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)

10.13		—	Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)

10.14		—	Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(13)

10.15		—	Lease Agreement dated November 14, 1996 between Blue Lake Partners and McAfee Associates, Inc.(13)

10.16		—	Lease Amendment dated November 24, 1997 between Blue Lake Partners and McAfee Software, Inc.(13)

10.17		—	Lease Amendment dated March 17, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

Exhibit
Number			Description
10.18		—	Lease Amendment dated March 27, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

10.19		—	Lease Amendment dated June 4, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

10.20		—	Lease Amendment dated July 21, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

10.21		—	Lease Amendment dated November 20, 1998 between Blue Lake Partners and McAfee Software, Inc.(13)

10.22		—	Lease Amendment dated March 18, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)

10.23		—	Lease Amendment dated June 3, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)

10.24		—	Lease Amendment dated October 7, 1999 between Blue Lake Partners and McAfee Software, Inc.(13)

10.25		—	Lease Amendment dated March 25, 2000 between Daltex Centre LP and the Registrant.(13)

10.26		—	Lease Amendment dated July 31, 2000 between Daltex Centre LP and the Registrant.(13)

10.27		—	Lease Amendment dated January 24, 2001 between Daltex Centre LP and the Registrant.(13)

10.28		—	Lease Amendment dated May 31, 2001 between Daltex Centre LP and the Registrant.(13)

10.29	*	—	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(14)

10.30	*	—	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(14)

10.31	*	—	Employment Agreement between Raymond J. Smets and the Registrant, dated October 7, 2002(14)

10.32	*	—	Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002.(17)

10.33		—	Form of Indemnification Agreement between the Registrant and its Executive Officers(17)

10.34	*	—	Summary of Pay for Performance Plan.(4)

10.35	*	—	Network Associates, Inc. Tax Deferred Savings Plan.(16)

10.36		—	Umbrella Credit Facility of Registrant dated April 15, 2004.(18)

10.37		—	Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(18)

10.38		—	Amendment to Employment Agreement of George Samenuk effective as of January 20, 2004.(18)

10.39		—	Amendment to Employment Agreement of Stephen C. Richards effective as of January 20, 2004.(18)

10.40		—	Sniffer Bonus Plan.(18)

10.41		—	Form of Sniffer Bonus Plan Participation Agreement (Ray Smets).(18)

10.42		—	Addendum to Raymond J. Smets Employment Agreement.(20)

10.43		—	Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(20)

10.44		—	Transition Agreement by and between Registrant and Stephen C. Richards.(19)

10.45		—	Employment Agreement between Registrant and Eric F. Brown dated December 10, 2004 (22)

10.46	*	—	2005 Independent Director Cash Compensation Plan

21.1		—	Subsidiaries of the Registrant

23.1		—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit
Number		Description
31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on July 16, 2004.

(2)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(6)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 28, 2002.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(11)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(14)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(15)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

(17)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 9, 2004.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on September 7, 2004.

(20)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(22)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on December 14, 2004.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.

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