Form 10-Q
period 2005-06-30
McAfee, Inc.
filed 2005-08-04
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
(408) 988-3832
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of July 29, 2005, 165,398,030 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC.
FORM 10-Q
June 30, 2005

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(In thousands, except
	share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$384,697	$291,155
Short-term marketable securities	444,579	232,929
Accounts receivable, net of allowance for doubtful accounts of $3,043 at June 30, 2005 and $2,536 at December 31, 2004	95,656	137,520
Prepaid expenses, income taxes and other current assets	112,261	103,687
Deferred taxes	205,551	200,459

Total current assets	1,242,744	965,750
Long-term marketable securities	243,629	400,597
Restricted cash	624	617
Property and equipment, net	87,776	91,715
Deferred taxes	234,557	220,604
Intangible assets, net	94,199	107,133
Goodwill	450,445	439,180
Other assets	9,425	12,080

Total assets	$2,363,399	$2,237,676

LIABILITIES
Current liabilities:
Accounts payable	$26,358	$32,891
Accrued liabilities	234,311	197,368
Deferred revenue	510,963	475,621

Total current liabilities	771,632	705,880
Deferred revenue, less current portion	130,498	125,752
Accrued taxes and other long-term liabilities	181,942	204,796

Total liabilities	1,084,072	1,036,428

Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares
Issued: 166,843,938 shares at June 30, 2005 and 162,266,174 shares at December 31, 2004
Outstanding: 164,843,938 shares at June 30, 2005 and 162,266,174 shares at December 31, 2004	1,668	1,623
Treasury stock, at cost: 2,000,000 shares at June 30, 2005 and no shares at December 31, 2004	(47,351)	—
Additional paid-in capital	1,226,584	1,178,855
Deferred stock-based compensation	(814)	(1,777)
Accumulated other comprehensive income	26,386	27,361
Retained earnings (accumulated deficit)	72,854	(4,814)

Total stockholders’ equity	1,279,327	1,201,248

Total liabilities and stockholders’ equity	$2,363,399	$2,237,676

The accompanying notes are an integral part of our condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Net revenue:
Product	$53,423	$80,007	$97,515	$163,738
Services and support	191,959	145,671	383,594	281,018

Total net revenue	245,382	225,678	481,109	444,756

Cost of net revenue:
Product	11,865	19,477	28,511	38,784
Services and support	21,105	14,811	39,266	29,303
Amortization of purchased technology	3,886	3,276	7,736	6,669

Total cost of net revenue	36,856	37,564	75,513	74,756

Operating costs and expenses:
Research and development(1)	44,884	44,346	83,114	89,725
Marketing and sales(2)	76,136	96,114	147,320	189,072
General and administrative(3)	30,146	35,722	63,767	62,436
In-process research and development	4,000	—	4,000	—
Amortization of intangibles	3,705	3,516	7,233	7,089
Restructuring charges	3,676	824	5,972	3,160
Provision for doubtful accounts, net	991	149	1,150	674
(Gain) loss on sale of assets and technology	(970)	274	(711)	(45,404)
Reimbursement from transition services agreement	(31)	—	(359)	—
Reimbursement related to litigation settlement	—	(5,890)	—	(24,991)

Total operating costs	162,537	175,055	311,486	281,761

Income from operations	45,989	13,059	94,110	88,239
Interest and other income	4,882	4,366	9,842	8,863
Interest and other expenses	—	(2,137)	—	(2,878)
Loss on sale of marketable securities	(298)	(1,319)	(946)	(831)

Income before provision for income taxes	50,573	13,969	103,006	93,393
Provision for income taxes	8,875	3,769	25,338	25,223

Net income	$41,698	$10,200	$77,668	$68,170
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net	$938	$(2,373)	$(481)	$(2,123)
Foreign currency translation loss	(829)	(2,307)	(494)	(1,333)

Comprehensive income	$41,807	$5,520	$76,693	$64,714

Net income per share — Basic	$0.25	$0.06	$0.48	$0.42

Net income per share — Diluted	$0.25	$0.06	$0.46	$0.40

Shares used in per share calculation — Basic	163,560	160,313	163,240	161,800

Shares used in per share calculation — Diluted	167,379	163,925	167,344	184,705

(1)	Includes stock-based compensation charges (benefits) of $1,264 and $258 for the three months ended June 30, 2005 and 2004, respectively, and ($1,239) and $1,572 for the six months ended June 30, 2005 and 2004, respectively.

(2)	Includes stock-based compensation charges (benefits) of $443 and $51 for the three months ended June 30, 2005 and 2004, respectively, and ($292) and $687 for the six months ended June 30, 2005 and 2004, respectively.

(3)	Includes stock-based compensation charges of $661 and $131 for the three months ended June 30, 2005 and 2004, respectively, and $607 and $407 for the six months ended June 30, 2005 and 2004, respectively.
The accompanying notes are an integral part of our condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$77,668	$68,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,589	33,565
Provision for doubtful accounts, net	1,150	674
Non-cash restructuring charge	3,726	1,110
Non-cash interest on convertible notes	—	1,050
Acquired in-process research and development	4,000	—
Premium amortization on marketable securities	486	3,064
Gain on sale of assets and technology	(711)	(45,404)
Loss on sale of marketable securities	946	831
Deferred taxes	(16,971)	13,430
Stock-based compensation (benefits) charges	(924)	2,666
Change in fair value of derivative, net	—	(2,971)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	33,286	54,176
Prepaid expenses, income taxes and other	(11,581)	(5,144)
Accounts payable, accrued taxes and other liabilities	9,344	(14,777)
Deferred revenue	69,238	83,087

Net cash provided by operating activities	203,246	193,527

Cash flows from investing activities:
Purchase of marketable securities	(448,776)	(603,731)
Proceeds from sale and maturity of marketable securities	391,859	516,601
Proceeds from sale of assets and technology	1,500	47,565
Acquisitions, net of cash acquired	(20,200)	—
Purchase of property and equipment	(16,648)	(15,952)
Increase in restricted cash	(7)	(202)
Other	—	(28)

Net cash used in investing activities	(92,272)	(55,747)

Cash flows from financing activities:
Proceeds from issuance of stock from option and stock purchase plans	50,175	36,955
Repurchase of common stock	(47,351)	(145,265)

Net cash provided by (used in) financing activities	2,824	(108,310)

Effect of exchange rate fluctuations	(20,256)	(7,603)

Net increase in cash and cash equivalents	93,542	21,867
Cash and cash equivalents at beginning of period	291,155	333,651

Cash and cash equivalents at end of period	$384,697	$355,518

Non cash investing activities:
Unrealized loss on marketable securities	$(481)	$(2,123)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24,903	$12,144

Cash paid for interest	$—	$4,902

The accompanying notes are an integral part of our condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
      We and our wholly owned subsidiaries are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from the next generation of blended attacks and threats. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium-sized businesses and consumers. We operate our business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific, excluding Japan; and Latin America.
      In January 2004, we sold our Magic Solutions product line (“Magic”), and in July 2004, we sold our Sniffer product line (“Sniffer”).
      In October 2004, we acquired Foundstone, Inc. (“Foundstone”), a provider of risk assessment and vulnerability services and products.
      In April 2005, we sold our McAfee Labs assets.
      In June 2005, we acquired Wireless Security Corporation, a provider of home and small business wireless network security products.

2.	Summary of Significant Accounting Policies and Basis of Presentation
      The accompanying condensed consolidated financial statements include our accounts as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and June 30, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2004.
      In the opinion of our management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position as of June 30, 2005, results of operations for the three and six months ended June 30, 2005 and June 30, 2004 and cash flows for the six months ended June 30, 2005 and June 30, 2004 have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.
      Approximately $5.0 million and approximately $8.7 million were reclassified from cost of product net revenue to cost of services and support net revenue in the three and six months ended June 30, 2004, respectively, to be consistent with current-period presentation. This reclassification did not have an impact to total cost of net revenue. Certain other immaterial prior-period amounts have been reclassified to conform to current-period presentation.

Pro forma Stock-Based Compensation Disclosure
      As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and as amended by SFAS No. 148, “Accounting for

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation — Transition and Disclosure,” (“SFAS 148”), we account for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock-based compensation is based on the excess of the market price on the grant date over the exercise price and is recognized ratably over the vesting period. Stock-based compensation related to non-employees is based on the excess of the fair value price on the grant date over the exercise price and is recognized ratably over the vesting period in accordance with SFAS 123.
      In calculating the estimated fair value of the stock options granted in the period and for our employee stock purchase plan (“ESPP”), we utilized the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Stock grants:
Risk free interest rate	3.8%	3.1%	3.8%	3.1%
Weighted average expected lives	4.0	4.0	4.0	4.0
Volatility	56.2%	63.0%	56.9%	63.0%
Dividend yield	—	—	—	—
ESPP:
Risk free interest rate			2.9%	1.3%
Weighted average expected lives			1.3	1.3
Volatility			40.0%	58.0%
Dividend yield			—	—
      During the three months ended June 30, 2005 and 2004, respectively, we did not have any ESPP grants.
      The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to all of our stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income, as reported	$41,698	$10,200	$77,668	$68,170
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(8,025)	(5,619)	(15,500)	(9,986)
Add back: Stock-based compensation expense (benefit), net of tax, included in reported net income	1,552	282	(604)	1,709

Pro forma net income	35,225	4,863	61,564	59,893
Interest on convertible debentures, net of tax	—	—	—	6,015

Pro forma net income, as adjusted	$35,225	$4,863	$61,564	$65,908

Basic net income per share, as reported	$0.25	$0.06	$0.48	$0.42

Diluted net income per share, as reported	$0.25	$0.06	$0.46	$0.40

Basic net income per share, pro forma	$0.22	$0.03	$0.38	$0.37

Diluted net income per share, pro forma	$0.21	$0.03	$0.37	$0.36

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The impact on pro forma income per share and net income in the table above may not be indicative of the effect in future periods as options vest over several years and we continue to grant stock options to employees.

Recent Accounting Pronouncements

Stock-based Compensation
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”) which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC extended the effective date for SFAS 123R to fiscal years beginning after June 15, 2005. Therefore, we are required to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Pro forma Stock-based Compensation Disclosure” above for the pro forma net income and net income per share amounts, in the three and six months ended June 30, 2005 and June 30, 2004, respectively, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated results of operations.

Income Taxes
      In December 2004, the FASB issued Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”) (“FSP 109-2”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision by the end of fiscal 2005. The range of possible amounts that we are considering for repatriation under this provision is between $0 and $500 million. While we estimate that the related potential range of additional income tax is between $0 and $30 million, this estimation is subject to change following technical correction legislation that we believe is forthcoming from Congress. The amount of additional income tax would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

Electronic Equipment Waste Obligations
      In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/ EC on Waste Electrical and Electronic Equipment. The guidance applies to the later of our fiscal quarter ended June 30, 2005 or the date of the adoption of the law by the applicable European Union (EU) member country. The adoption of SFAS 143-1 in the current quarter did not have a material effect on our financial statements. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, we cannot estimate the effect of applying this guidance in future periods,

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
however, we do not believe SFAS 143-1 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS Statement 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

The Meaning of Other-Than-Temporary Impairment
      In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We do not believe that the adoption of EITF 03-01 will have a material impact on our financial position, results of operations or cash flows, however, we will evaluate the impact of EITF 03-1 once final guidance is issued.

3.	Stock-Based Compensation
      We recorded stock-based compensation charges (benefits) of $2.4 million and $0.4 million, before taxes, in the three months ended June 30, 2005 and 2004, respectively, and ($0.9) million and $2.7 million, before taxes, in the six months ended June 30, 2005 and 2004, respectively. These charges (benefits) are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Exchange of McAfee.com options	$1,187	$334	$(789)	$2,166
Repriced options	865	—	(834)	—
New and existing executives and employees	316	106	699	213
Former employees	—	—	—	146
Extended life of vested options held by terminated employees	—	—	—	141

Total stock-based compensation (benefit)	$2,368	$440	$(924)	$2,666

      Exchange of McAfee.com options. On September 13, 2002, we acquired the minority interest in McAfee.com that we previously did not own. McAfee.com option holders received options for 0.675 of a share of our common stock plus $8.00 in cash, $11.85 after applying the option exchange ratio, which is paid to the option holder upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares were converted into options to purchase 2.8 million shares of our common stock. The assumed options are subject to variable accounting treatment, which means that a compensation charge was measured initially at the date of the closing of the acquisition and is remeasured each reporting period based on our common stock fair market value at the end of each report period.
      The initial charge was based on the excess of the closing price of our common stock over the exercise price of the options plus the $11.85 per share payable in cash. This compensation charge has been and will be remeasured using the same methodology until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge is recorded as an expense over the remaining vesting period of the options using the accelerated method of amortization under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Charges related to unvested options are recorded as deferred stock-based compensation in stockholders equity in the consolidated balance sheet and recognized as expense as the options vest.
      During the three months ended June 30, 2005 and 2004, we recorded a charge of approximately $1.2 million and $0.3 million, respectively, related to exchanged options subject to variable accounting. During the six months ended June 30, 2005 and 2004, we recorded a benefit of approximately $0.8 million and a charge of approximately $2.2 million, respectively, related to exchanged options subject to variable accounting. This stock-based compensation was based on our closing stock price of $26.18 on June 30, 2005 and $18.13 on June 30, 2004. The benefit in the six months ended June 30, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $26.18 as of June 30, 2005, and the charge in the three months ended June 30, 2005 was due to an increase in our stock price from $22.56 on March 31, 2005 to $26.18 on June 30, 2005. As of June 30, 2005, we had approximately 0.3 million outstanding options subject to variable accounting. Further fluctuations in the stock price may result in significant additional stock-based compensation charges or benefits in future periods.
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
      The amount of stock-based compensation recorded was and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of our common stock on July 1, 2000, which was $20.375. As these options are fully vested, the charge is recorded to earnings immediately. Depending upon movements in the market value of our common stock, this variable accounting treatment can result in additional stock-based compensation charges or benefits in future periods until the options are exercised, forfeited or cancelled.
      During the three months ended June 30, 2005, we recorded a charge of approximately $0.9 million, and did not record any charges or benefits in the three months ended June 30, 2004. During the six months ended June 30, 2005, we recorded a benefit of $0.8 million and did not record any charges or benefits in the six months ended June 30, 2004. The stock-based compensation for these options was based on closing stock prices as of June 30, 2005 and 2004 of $26.18 and $18.13, respectively. The benefit in the six months ended June 30, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $26.18 as of June 30, 2005, and the charge in the three months ended June 30, 2005 was due to an increase in our stock price from $22.56 on March 31, 2005 to $26.18 on June 30, 2005. There was no charge or benefit in the three months and six months ended March 31, 2004 as our closing stock price from December 31, 2003 to June 30,

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 was below $20.375. As of June 30, 2005, there were approximately 0.2 million options which were outstanding and subject to variable plan accounting.
      New and existing employees and executives. In January 2005, our board of directors granted 75,000 shares of restricted stock, which vests through December 31, 2007, to our chief financial officer. The price of the underlying shares is $0.01 per share. We recorded expense of approximately $0.2 million in the three months ended June 30, 2005 and $0.4 million in the six months ended June 30, 2005 related to the stock-based compensation associated with the chief financial officer’s restricted stock grant.
      In connection with the acquisition of Foundstone in October 2004, we assumed stock options to Foundstone employees which are subject to vesting provisions as the employees provide service to us. We recognized approximately $0.1 million in the three months ended June 30, 2005, and $0.3 million in the six months ended June 30, 2005. An additional $0.7 million will be recognized through 2008, which is subject to reduction based on employees terminating prior to the full vesting of their options.
      In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock, which vested through January 2005, to our chief executive officer. The price of the underlying shares is $0.01 per share. During the three months ended June 30, 2005, we recorded no stock-based compensation related to the chief executive officer’s 2002 restricted stock grant compared to $0.1 million in the three months ended June 30 2004. During the six months ended June 30, 2005 and 2004, we recorded less than $0.1 million and approximately $0.2 million, respectively, related to stock-based compensation associated with the chief executive officer’s 2002 restricted stock grant.
      Former employees. In November and December 2003, we extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees options continued to vest after termination and their exercise period was extended an additional 90 days, we recorded a one time stock-based compensation charge of approximately $0.1 million during the six months ended June 30, 2004.
      Extended life of vested options held by terminated employees. During a significant portion of 2003, we suspended exercises of stock options until our required public company reports were filed with the SEC. The period during which stock options were suspended is known as the black-out period. Due to the black-out period, we extended the exercisability of any options that would otherwise terminate during the black-out period for a period of time equal to a specified period after termination of the black-out period. Accordingly, we recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During the six months ended June 30, 2004, we recorded a stock-based compensation charge of approximately $0.1 million.

4.	Business Combinations and Divestitures

Wireless Security Corporation
      In June 2005, we acquired 100% of the outstanding shares of Wireless Security Corporation, a provider of home and small business wireless network security products, for approximately $20.0 million in cash and $0.3 million of direct expenses, totaling $20.3 million. We acquired Wireless Security Corporation to continue to develop their patent-pending technology and to integrate the technology into our small business managed VirusScan solution. The results of operations of Wireless Security Corporation have been included in our results of operations since the date of acquisition.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our management determined the preliminary purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques and the assistance of valuation consultants. The following is a summary of the assets acquired and liabilities assumed in the acquisition of Wireless Security Corporation as adjusted during the current period for resolution of ongoing purchase price valuation procedures:

(In thousands)
Technology	$1,500
Other intangibles	300
Goodwill	13,087
Cash	129
Other assets	34
Deferred tax assets	2,004

Total assets acquired	17,054
Liabilities	12
Deferred tax liabilities	711

Total liabilities assumed	723

Net assets acquired	16,331

In-process research and development expensed	4,000

Total acquisition cost	$20,331

      We recorded approximately $4.0 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included the development of the consumer wireless security product that we plan to introduce in the third quarter of 2005. In addition, the in-process research and development included existing wireless security offers that we plan to integrate in our small business managed solution. At the date of acquisition, we estimated that 60% of the development effort had been completed and that the remaining 40% of the development would take approximately three months to complete and would cost approximately $0.6 million. The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 3.5 years or a weighted average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $1.8 million, was established at the close of the acquisition. At June 30, 2005, approximately $0.1 million had been accrued and no amounts had been paid related to this performance plan. The results of operations for Wireless Security Corporation prior to the acquisition would not have a material impact on our results of operations.

Foundstone, Inc.
      In October 2004, we acquired 100% of the outstanding shares of Foundstone, Inc., a provider of risk assessment and vulnerability services and products, for $82.5 million in cash and $3.1 million of direct expenses, totaling $85.6 million. Total consideration paid for the acquisition was $90.4 million including $4.8 million for the fair value of vested stock options assumed in the acquisition. We acquired Foundstone to enhance our network protection product line and to deliver enhanced risk classification of prioritized assets, automated shielding and risk remediation using intrusion prevention technology, and automated enforcement and compliance. The results of operations of Foundstone have been included in our results of operations since the date of acquisition.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the transaction, we recorded approximately $27.0 million for developed technology, $1.0 million for acquired product rights, including revenue related order backlog and contracts, $0.6 million for trade names/trademarks and non-compete arrangements, $59.4 million for goodwill (none of which is deductible for tax purposes), $2.6 million for net deferred tax liabilities and $4.9 million of tangible assets, net of liabilities. The intangible assets acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to 6.5 years or a weighted average period of 6.4 years. We accrued $0.3 million in severance costs for employees terminated at the time of the acquisition. As of June 30, 2005, we have paid all severance costs related to the acquisition.
      As part of the Foundstone acquisition, we assumed a portion of outstanding vested and unvested Foundstone stock options. The intrinsic value of the stock options will be recognized by us through 2008 as employment services are provided. In the three and six months ended June 30, 2005, we expensed $0.1 million and $0.3 million, respectively, related to the Foundstone stock options. At June 30, 2005, unearned compensation to be recognized by us in future periods as services are provided was $0.7 million.
      We cancelled the Foundstone stock options we did not assume, such options being held by four executives, in exchange for a cash payment equal to the intrinsic value of the cancelled stock options based on the purchase price per share. Forty percent of this amount was placed into escrow accounts for the four executives (Key Employee Escrow), along with 40% of the proceeds for the purchase of shares from the four executives. The four executives also received retention bonus payments, which were placed into Key Employee Escrow accounts. The Key Employee Escrow amounts are subject to vesting provisions from the date of acquisition through October 1, 2007. We recorded the $5.6 million paid into Key Employee Escrow as prepaid compensation, which is being recognized as compensation expense over the vesting period. In January 2005, the vesting schedule was amended such that a greater portion of the escrow amount vests within one year of the close of the transaction. In the three and six months ended June 30, 2005, we recorded approximately $0.7 million and $1.8 million, respectively, in expense for escrow amounts vesting in the period.
      Our management determined the preliminary purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques and the assistance of valuation consultants. The following is a summary of the assets acquired and liabilities assumed in the acquisition of Foundstone as adjusted during the current period for resolution of ongoing purchase price valuation procedures:

(In thousands)
Technology	$27,000
Other intangible assets	1,600
Goodwill	59,405
Cash	920
Other assets	12,735
Deferred tax assets	8,721

Total assets acquired	110,381
Liabilities	8,727
Deferred tax liabilities	11,297

Total liabilities assumed	20,024

Net assets acquired	$90,357

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma financial information presents our combined results with Foundstone, Inc., as if both acquisitions had occurred at the beginning of 2004 (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$245,382	$231,334	$481,109	$455,176

Net income	$41,927	$7,347	$78,357	$62,204

Basic net income per share	$0.26	$0.05	$0.48	$0.38

Diluted net income per share	$0.25	$0.04	$0.47	$0.37

Shares used in per share calculation — basic	163,560	160,313	163,240	161,800

Shares used in per share calculation — diluted	167,379	163,925	167,344	184,705

      The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisitions, amortization of identifiable intangible assets and adjustments for expenses incurred in conjunction with the acquisitions.

IntruVert Networks, Inc.
      In May 2003, we acquired 100% of the outstanding shares of IntruVert Networks, Inc., (“IntruVert”) a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $98.1 million in cash and $5.2 million of direct expenses, totaling $103.3 million. We acquired IntruVert to enhance our intrusion detection product line, improve our position in the emerging intrusion prevention marketplace, embed the acquired technologies in our current product offering, and sell IntruVert products to our existing customer base.
      As part of the IntruVert acquisition, we cancelled all outstanding IntruVert restricted stock and outstanding stock options and agreed to make cash payments to former IntruVert employees contingent upon their continued employment with us based on the same vesting terms of their restricted stock or stock option agreements. The payments to former IntruVert employees are recorded as salary expense ratably over the vesting period since the employees are currently providing services to us. Payments under the restricted stock plan are paid monthly from an escrow account and will total approximately $3.0 million from the purchase date through the fourth quarter of 2006. For the restricted stock agreements, we recorded expense of approximately $0.1 million and $0.3 million in the three months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005 and 2004, we recorded expense of approximately $0.2 million and $0.7 million, respectively. Payments under the stock option plan are being paid monthly through our payroll, and will total approximately $4.1 million. For stock option agreements, we recorded expense of approximately $0.2 million and $0.3 million in the three months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005 and 2004, we recorded expense of approximately $0.4 million and $0.8 million, respectively, and will record an additional $1.5 million through the first quarter of 2007. Cash payments that were fully vested at the date of acquisition were included in the purchase price. If a former IntruVert employee ceases employment with us, unvested payment amounts will be returned to us.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Entercept Security Technologies, Inc.
      In April 2003, we acquired 100% of the outstanding shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $121.9 million in cash and $3.9 million of direct expenses, totaling $125.8 million. We acquired Entercept to enhance our intrusion detection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in our current product offering, and sell Entercept products to our existing customer base. At the acquisition date, we accrued $2.8 million for permanently vacated facilities. A summary of activity in the restructuring accrual related to Entercept during the six months ended June 30, 2005 is as follows (in thousands):

Balance, December 31, 2004	$594
Cash payments	(178)
Adjustments	—

Balance, June 30, 2005	$416

McAfee Labs
      In April 2005, we completed the sale of our McAfee Labs assets to SPARTA, Inc. (“SPARTA”) for $1.5 million and recognized a gain on the sale of $1.3 million for the three and six months ended June 30, 2005. The carrying value of McAfee Labs assets and liabilities, which were sold in this agreement, were not significant. The operations of McAfee Labs, which are not material to our consolidated results of operations, are included in income from operations.
      In the three months ended June 30, 2005, we had $0.2 million in revenue from McAfee Labs compared to $1.8 million in the three months ended June 30, 2004. Revenues related to McAfee Labs were approximately $1.9 million and $3.2 million in the six months ended June 30, 2005 and 2004, respectively.

Sniffer Technologies
      In July 2004, we completed our sale of our Sniffer product line to Network General Corporation for $213.8 million in cash, net of approximately $4.0 million in direct costs. We recorded a gain on sale of $197.4 million in 2004. Revenues related to Sniffer were approximately $38.4 million and $80.7 million, respectively, in the three and six months ended June 30, 2004.
      In conjunction with the sale of Sniffer, we entered into a transition services agreement with the Network General Corporation. Under this agreement, we provide certain transitional services, including initial order processing, use of facilities, transaction processing services and certain other back office functions. We are reimbursed for our costs plus a margin. Operating expenses under this agreement are included in general and administrative expenses, while reimbursements for such expenses are included in the caption “Reimbursement from transition services agreement” on the accompanying consolidated statements of income. We recorded less than $0.1 million and $0.4 million of reimbursements under the transition services agreement in the three and six months ended June 30, 2005.

Magic Solutions, Inc.
      In January 2004, we completed our sale of our Magic Solutions product line to BMC Software for $47.1 million in cash. We recorded a gain of $46.5 million during the three months ended March 31, 2004. In conjunction with the Magic sale, we paid a $1.4 million bonus to an executive related to the transaction in the six months ended June 30, 2004. Revenues related to Magic were approximately $2.9 million in both the three and six months ended June 30, 2004.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets
      We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In lieu of amortization, we perform an impairment review of our goodwill on at least an annual basis.
      We perform our annual goodwill impairment review as of October 1 of our fiscal year. We completed our annual goodwill review as of October 1, 2004 and concluded that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. As a result of the sale of Sniffer and Magic in 2004, we tested goodwill, excluding Sniffer and Magic. These impairment tests were performed during the three months ended March 31, 2004 and September 30, 2004, respectively, and no impairment was identified. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts.
      Goodwill information is as follows (in thousands):

	December 31,	Goodwill		Effects of Foreign	June 30,
	2004	Acquired	Adjustments	Currency Exchange	2005

North America	$365,124	$13,087	$(728)	$(145)	$377,338
EMEA	41,651	—	(457)	(211)	40,983
Japan	16,397	—	(46)	—	16,351
Asia-Pacific, excluding Japan	5,567	—	(76)	—	5,491
Latin America	10,441	—	(45)	(114)	10,282

Total	$439,180	$13,087	$(1,352)	$(470)	$450,445

      The adjustment to goodwill in the six months ended June 30, 2005 related to the McAfee.com, Traxess and Foundstone acquisitions.
      The components of intangible assets are as follows (in thousands):

	June 30, 2005				December 31, 2004

			Accumulated			Accumulated
	Weighted		Amortization			Amortization
	Average	Gross	(Including Effects	Net	Gross	(Including Effects	Net
	Useful	Carrying	of Foreign Currency	Carrying	Carrying	of Foreign Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	5.9 years	$139,047	$(80,179)	$58,868	$139,509	$(74,400)	$65,109
Trademarks, patents, customer base and other intangibles	6.5 years	90,869	(55,538)	35,331	90,335	(48,311)	42,024

		$229,916	$(135,717)	$94,199	$229,844	$(122,711)	$107,133

      The aggregate amortization expenses for the intangible assets listed above totaled $7.6 million and $6.8 million in the three months ended June 30, 2005 and 2004, respectively, and $15.0 million and $13.8 million in the six months ended June 30, 2005 and 2004, respectively.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expected future intangible asset amortization expense as of June 30, 2005 is as follows (in thousands):

Fiscal Years:
Remainder of 2005	$13,192
2006	25,474
2007	22,444
2008	16,978
2009	10,726
Thereafter	5,385

$94,199

6.	Restructuring Charges

2005 Restructuring
      During the six months ended June 30, 2005, we permanently vacated several leased facilities and recorded a $1.9 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, along with estimated costs associated with subleasing the vacated facility, net of estimated sublease rental income. We also recorded a restructuring charge of $0.2 million related to a reduction in headcount of approximately 14 employees.
      The following table summarizes our restructuring accrual established in 2005 and activity through June 30, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,885	216	88	2,189
Cash payments	(540)	(216)	(88)	(844)
Accretion	1	—	—	1

Balance, June 30, 2005	$1,346	$—	$—	$1,346

      As of June 30, 2005, $1.1 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $0.2 million has been classified as other long term liabilities, and will be paid through July 2007.

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
      In September 2004, we announced the move of our European headquarters to Ireland, which was substantially completed by the end of March 2005. In the third and fourth quarters of 2004, we recorded restructuring charges of $0.2 million and $2.2 million, respectively, related to the severance of approximately 80 employees. During the six months ended June 30, 2005, we completed the move of our European headquarters to Ireland and vacated the remaining planned floors. We recorded an additional $1.5 million restructuring charge for estimated lease related costs associated with the permanently vacated facilities and a $1.4 million restructuring charge for severance costs. All of these restructuring charges were related to the EMEA operating segment.
      Also in September 2004, we permanently vacated an additional two floors in our Santa Clara headquarters building. We recorded a $7.8 million accrual for the estimated lease related costs associated with the permanently vacated facility, partially offset by a $1.3 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $0.8 million related to disposals of certain leasehold improvements. The restructuring charge of $6.5 million and related cash outlay were based our management’s current estimates.
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
      During 2004, we adjusted the restructuring accruals related to severance costs and lease termination costs recorded in 2004. We recorded a $0.3 million adjustment to reduce the EMEA severance accrual for amounts that were no longer necessary after paying out substantially all accrued amounts to the former employees. We also recorded a $0.2 million reduction in lease termination costs due to changes in estimates related to the sublease income to be received over the remaining lease term of our Santa Clara headquarters building.
      The following table summarizes our restructuring accruals established in 2004 and activity through June 30, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	7,958	3,482	417	11,857
Restructuring accrual	1,458	1,382	20	2,860
Cash payments	(1,329)	(4,864)	(375)	(6,568)
Adjustment to liability	446	—	(62)	384
Accretion	157	—	—	157

Balance, June 30, 2005	$8,690	$—	$—	$8,690

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of June 30, 2005, $2.2 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $6.5 million has been classified as other long term liabilities, and will be paid through March 2013.

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
      The following table summarizes our restructuring accrual established in 2003 and activity through June 30, 2005 (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2004	$14,217	$317	$14,534
Cash payments	(1,841)	(194)	(2,035)
Adjustment to liability	(623)	(123)	(746)
Accretion	548	—	548

Balance, December 31, 2004	12,301	—	12,301
Cash payments	(646)	—	(646)
Adjustment to liability	129	—	129
Accretion	252	—	252

Balance, June 30, 2005	$12,036	$—	$12,036

      As of June 30, 2005, $1.2 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $10.8 million has been classified as other long term liabilities and will be paid through March 2013.
      Our estimate of the excess facilities charges recorded during 2005, 2004 and 2003 may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2005 were primarily allocated to the EMEA and Japan operating segments, and the facility restructuring charges in 2004 and 2003 were primarily allocated to the North America operating segment.

7.	Line of Credit
      We have a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of June 30, 2005 and December 31, 2004.

8.	Interest Rate Swap Transaction
      In July 2002, we entered into interest rate swap transactions (the “Transactions”) with two investment banks (the “Banks”) to hedge the interest rate risk of our outstanding 5.25% Convertible Subordinated Notes (“Notes”) due 2006. The Notes were issued in August 2001 with an aggregate principal amount of $345.0 million.
      The Transactions had a termination date of August 15, 2006, subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the five-day average closing price of our common stock were to equal or exceed $22.59 per share. Depending on the timing of the early termination event, the Banks would be obligated to pay us an amount equal to the repurchase premium called for under the terms of the Notes.
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
      The Notes were fully repaid in August 2004, and the Transactions were left intact and became a speculative investment, with gains and losses being recorded in the consolidated statement of income, until the Transactions terminated in October 2004 when our common stock price exceeded $22.59 for a five-day period.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Net Income Per Share
      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator — Basic net income	$41,698	$10,200	$77,668	$68,170

Numerator — Diluted net income	$41,698	$10,200	$77,668	$68,170
Interest on convertible debentures, net of tax	—	—	—	6,015

Net income, adjusted	$41,698	$10,200	$77,668	$74,185

Denominator — Basic
Basic weighted average common stock outstanding	163,560	160,313	163,240	161,800

Denominator — Diluted
Basic weighted average common stock outstanding	163,560	160,313	163,240	161,800
Effect of dilutive securities:
Convertible debentures(1)	—	—	—	19,092
Common stock options and shares subject to repurchase(2)	3,819	3,612	4,104	3,789
Warrants	—	—	—	24

Diluted weighted average common stock outstanding	167,379	163,925	167,344	184,705

Net income per share — Basic	$0.25	$0.06	$0.48	$0.42

Net income per share — Diluted	$0.25	$0.06	$0.46	$0.40

(1)	For the three months ended June 30, 2004, convertible debt interest and related 19.1 million as-if converted shares were excluded from the calculation since the effect was anti-dilutive.

(2)	In the three months ended June 30, 2005 and 2004, approximately 3.0 million and 7.8 million options to purchase common stock were excluded from the calculation since the effect was anti-dilutive. In the six months ended June 30, 2005 and 2004, approximately 3.0 million and 7.7 million options to purchase common stock were excluded from the calculation since the effect was anti-dilutive.

10.	Business Segment Information
      We have concluded that we have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized business and consumer users, as well as resellers and distributors. Our management measures profitability based on our five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific, excluding Japan; and Latin America. The regions are evidence of the operating structure of our internal organization.
      We market and sell, through our geographic regions, anti-virus and security software, hardware and services. These products and services are marketed and sold worldwide primarily through resellers,

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
distributors, systems integrators, retailers, original equipment manufacturers, Internet service providers and directly by us. In addition, we offer web sites, which provide suites of on-line products and services personalized for the user based on the users’ PC configuration, attached peripherals and resident software. We also offer managed security and availability applications to corporations and governments on the Internet.
      Following is a summary of our net revenue from external customers and operating income by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net revenue by region:
North America	$143,363	$143,737	$285,519	$277,858
EMEA	63,841	56,556	126,659	113,404
Japan	20,910	12,065	37,027	25,882
Asia-Pacific, excluding Japan	10,783	9,044	19,430	16,534
Latin America	6,485	4,276	12,474	11,078

Net revenue	$245,382	$225,678	$481,109	$444,756

Operating income by region:
North America	$58,594	$46,317	$116,885	$85,686
Europe	23,438	17,901	47,524	34,818
Japan	10,672	3,721	19,130	7,543
Asia-Pacific, excluding Japan	3,509	76	6,353	843
Latin America	3,818	1,468	6,813	3,339
Corporate	(54,042)	(56,424)	(102,595)	(43,990)

Operating income	$45,989	$13,059	$94,110	$88,239

      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Support and maintenance	$118,971	$106,224	$244,423	$209,239
On-line subscriptions	66,771	32,738	126,452	59,204
Software licenses	19,451	41,172	48,412	98,212
Hardware	7,068	23,656	16,349	48,885
Retail	7,637	5,833	13,235	816
Consulting	4,970	4,619	10,337	8,603
Training	1,247	2,090	2,382	3,972
Other	19,267	9,346	19,519	15,825

Total	$245,382	$225,678	$481,109	$444,756

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net revenue information on a product family basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

McAfee	$245,207	$185,410	$479,258	$358,025
Sniffer	—	38,438	—	80,691
Magic	—	—	—	2,850
McAfee Labs	175	1,830	1,851	3,190

Total	$245,382	$225,678	$481,109	$444,756

11.	Litigation

General
      From time to time, we have been subject to litigation including the pending litigation described below. Our current estimated range of liability related to some of the pending litigation below is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the range of loss on the remaining pending litigation, our management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess our potential liability and revise our estimates. Pending or future litigation could be costly, could cause the diversion of our management’s attention and could upon resolution, have a material adverse effect on the business, results of operations, financial condition and cash flow.
      In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Securities Cases
      In September 2003, we entered into a settlement agreement with the plaintiffs in the In re Network Associates, Inc. II Securities Litigation, which was originally filed in December 2000. Under the settlement agreement, we paid $70.0 million, which was recorded as litigation settlement in the consolidated statement of income for 2002. The settlement was approved by the court in February 2004, and the case was dismissed with prejudice to all parties and claims. In 2004, we received approximately $25.0 million from our insurance carriers related to this litigation, of which $19.1 million was received in the first quarter of 2004 and was recorded as litigation reimbursement in the consolidated statement of income. The remaining $5.9 million was received in the second quarter of 2004.
      Certain investment bank underwriters, our company, and certain of our directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”) of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for McAfee.com’s IPO and seeks

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from December 1, 1999 to December 6, 2000. On February 19, 2003 the Court issued an Opinion and Order dismissing certain of the claims against us with leave to amend. We accepted a settlement proposal on July 15, 2003 and we are awaiting Court approval. Under this settlement proposal, we may assign our claims against certain underwriters to the plaintiffs, and we would be dismissed from the lawsuit without paying any monetary damages.

Other Matters
      On June 6, 2002, Paul Cozza filed a Complaint in the United States District Court, District of Massachusetts, alleging breach of contract, fraud and bad faith arising out of a dispute concerning the licensing of certain technology used in the Virex 6.1 product. The Complaint seeks treble damages, attorneys’ fees and costs for the alleged unauthorized sale of products Cozza claims contain or contained his technology from and after January 1, 2002, and an injunction against the alleged further use of Cozza’s technology. McAfee filed papers in opposition to the Complaint and asserted various defenses. A motion by McAfee to compel arbitration and a motion for partial summary judgment on liability (but not damages) issues relating to whether the contract claims extended beyond the Virex 6.1 product, have both been denied by the Court. In its order denying the McAfee motion for partial summary judgment, the Court also granted a motion for partial summary judgment filed by Cozza in which Cozza sought a declaration that the language of an agreement is unambiguous and enforceable against any McAfee product which might be proved to contain that same technology referenced in a 1993 License Agreement. No trial date has been set, and discovery continues in anticipation of a trial either at the end of the first quarter, or during the second quarter, of 2006.
      On March 22, 2002, the Securities and Exchange Commission notified us that it has commenced a “Formal Order of Private Investigation” into our accounting practices. The SEC investigation is continuing, and we continue to provide documents and information to the SEC.

12.	Contingencies and Guarantees
      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. The following is a summary of the agreements that we have determined are within the scope of FIN 45 as of June 30, 2005:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, we will indemnify our customer licensees, against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in all of our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our customer. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	We have agreed to indemnify members of our board of directors, as well as our officers, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of us) by reason of the fact that they are our agent, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. We maintain insurance coverage for directors and officers liability (“D&O insurance”). No maximum liability is stipulated in these agreements that include indemnifications of members of our board of directors and our officers. We have recorded no liability associated with these indemnifications as we are not aware of any pending or threatened actions or claims against us, our members of board of directors or our officers that are probable losses in excess of amounts covered by our D&O insurance. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

•	Under the terms of our agreement to sell Magic in January 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to these agreements.

•	Under the terms of our agreement to sell Sniffer in July 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $200.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to these agreements.

•	Under the terms of our agreement to sell McAfee Labs assets in December 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $1.5 million. We have not recorded any accruals related to these agreements.

•	Under the terms of our agreements to sell the PGP and Gauntlet assets in 2002, we agreed to indemnify the purchasers for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). The maximum potential loss related to the indemnification for breach of representations or warranties is $2.4 million. No maximum liability is stipulated in the agreement related to any undiscovered liabilities. To date, we have paid $0.4 million under the representations and warranties indemnification.
      If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

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
      This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or our affiliates include, but are not limited to: “McAfee, McAfee Security, IntruShield, Foundstone, Entercept, PrimeSupport, AVERT, SpamKiller and VirusScan.”
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
      We derive our revenue and generate cash from customers from primarily two sources (i) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue and (ii) product revenue, which includes software license, hardware and royalty revenue. In the three months ended June 30, 2005 and 2004, our net revenue was $245.4 million and $225.7 million, respectively, and our net income was $41.7 million and $10.2 million, respectively. In the six months ended June 30, 2005 and 2004, our net revenue was $481.1 million and $444.8 million, respectively, and our net income was $77.7 million and $68.2 million, respectively. Net income in the six months ended June 30, 2004 was favorably impacted by a $46.5 million gain from the sale of our Magic product line in January 2004 and insurance reimbursements of approximately $25.0 million relating to our previously settled class action lawsuit. Our net revenue is impacted by corporate IT, government and consumer spending levels. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

Sales by geography
      During the three and six months ended June 30, 2005, 42% and 41% of our total net revenue, respectively, was generated outside of North America. North America and EMEA collectively accounting for approximately 84% and 85% of our total net revenue in the three and six months ended June 30, 2005, respectively. During the three and six months ended June 30, 2004, 36% and 38% of our net revenue, respectively, was generated outside of North America, with North America and EMEA collectively accounting for approximately 89% and 87% of our total net revenue in the three and six months ended June 30, 2004, respectively.

Sales by product and customer category

•	McAfee. Our McAfee products include enterprise, small and medium-sized businesses (“SMB”) and consumer products with our enterprise products including our IntruShield intrusion protection products that were acquired in connection with the Intruvert acquisition in 2003, our Entercept host-based intrusion protection products that were acquired in connection with the Entercept acquisition in 2003, and Foundstone Risk Management products that were acquired in connection with the Foundstone acquisition in October 2004. Enterprise sales increased $5.0 million, or 7%, to $72.1 million in the three months ended June 30, 2005 from $67.1 million in the three months ended June 30, 2004. In the six months ended June 30, 2005, Enterprise sales were $144.9 million compared to $126.3 million in the same prior-year period. SMB sales increased $7.5 million, or 15%, to $56.9 million in the three months ended June 30, 2005 from $49.4 million in the three months ended June 30, 2004. In the six months ended June 30, 2005, SMB were $117.0 million compared to $115.8 million in the same prior-year period. The year over year increases reflect an increase in corporate IT spending related to security in 2005, partially offset by the impact of our perpetual-plus license model, which recognizes less revenue upfront and defers more revenue to future periods.

We continue to experience significant growth in the consumer market. Our consumer market is comprised of our McAfee consumer on-line subscription service and retail-boxed product sales. In the three months ended June 30, 2005, we added 2.1 million net new on-line consumer subscribers.

Revenue from our consumer security market increased $47.3 million, or 69%, to $116.2 million in the three months ended June 30, 2005 from $69.0 million in the same prior-year period. In the six months ended June 30, 2005, revenue from our consumer security market was $217.3 million compared to $115.9 million in the six months ended June 30, 2004. At June 30, 2005, we had a total on-line subscriber base of approximately 13.1 million consumer customers, compared to 11.0 million at March 31, 2005, 8.5 million at December 31, 2004 and 5.4 million at June 30, 2004. The main driver of this subscriber growth is our continued strategic relationships with channel partners, such as AOL and Dell.

•	Sniffer Technologies. Sniffer revenues were $80.7 million in the six months ended June 30, 2004. In July 2004, we sold our Sniffer product line for net cash proceeds of $213.8 million. We have agreed to provide certain post-closing transitional services to Network General, the acquirer of the Sniffer product line. We are reimbursed for our cost plus a profit margin and present these reimbursements as a reduction of operating expenses on a separate line in our income statement. In the three and six months ended June 30, 2005, we recorded approximately less than $0.1 million and $0.4 million for these transition services, respectively.

•	Magic. In the six months ended June 30, 2004, net revenue from the sale of Magic Solutions products totaled approximately $2.9 million. We sold the assets of our Magic Solutions service desk business to BMC Software, Inc. The sale closed on January 30, 2004 and we received cash proceeds of approximately $47.1 million, net of direct expenses.

•	McAfee Labs. We sold our McAfee Labs assets to SPARTA, Inc. for $1.5 million in April 2005. Revenues related to McAfee Labs were approximately $0.2 million and $1.8 million in the three months ended June 30, 2005 and 2004, respectively, and approximately $1.9 million and $3.2 million in the six months ended June 30, 2005 and 2004, respectively.
      See Note 10 to our condensed consolidated financial statements for a description of revenues on a product and service basis and a product family basis.

•	Deferred revenue balances. Our deferred revenue balance at June 30, 2005 was $641.5 million compared to $601.4 million at December 31, 2004. We believe that the deferred revenue balance improves predictability of future revenues. The approximate 7% increase is attributable to the introduction of our perpetual-plus licensing arrangements in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in mid-2003, which has resulted in the allocation of more revenue to service and support due to a change in pricing structure, partially offset by the strengthening U.S. dollar against the Euro.

•	Cash, cash equivalents and marketable securities. The balance of cash, cash equivalents and marketable securities at June 30, 2005 was $1,072.9 million compared to $924.7 million at December 31, 2004. The increase is attributable to net cash provided by operating activities of $203.2 million and cash received from the exercise of stock options and stock purchases under the stock purchase plans of $50.2 million, partially offset by our utilization of cash to (i) repurchase 2.0 million shares of common stock for approximately $47.4 million, (ii) acquire Wireless Security Corporation for approximately $20.2 million and (iii) purchase property and equipment for approximately $16.6 million. See the Liquidity and Capital Resources section below.

•	In 2005, our management is focused on, among other things, (i) continuing to build on the current momentum in the consumer market and to grow faster than the competition in the consumer space; (ii) increasing revenue from the small to medium-sized business customers by improving our channel distribution relationships; (iii) implementing cost controls and business streamlining measures required to improve operating margins; and (iv) continuing to grow our intrusion prevention business and vulnerability management businesses.
      Our McAfee Protection-in-Depth Strategy is designed to provide a complete set of system and network protection solutions differentiated by intrusion prevention technology that can detect and block known and unknown attacks. To more effectively market our products in our various geographic sales regions, as more fully described below, we have combined complementary products into separate product groups as follows:

•	McAfee System Protection Solutions, which deliver anti-virus and security products and services designed to protect systems such as desktops and servers and

•	McAfee Network Protection Solutions, which offer products designed to maximize the performance and security of networks and network intrusion prevention with McAfee IntruShield and McAfee Foundstone. Previously, this product line included products designed to capture data, monitor network traffic and collect and report on key network statistics, and comprised a significant portion of our revenue; however, we sold our Sniffer Technologies product line to Network General Corporation in July 2004.
      The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and, until the sale of the Sniffer product line, our Sniffer Technologies network fault identification and application performance management products. We have also focused our efforts on building a full line of complementary network and system protection solutions. On the system protection side, we strengthened our anti-virus lineup by adding complementary products in the anti-spam and host intrusion prevention categories, and through our June 2005 Wireless Security Corporation acquisition, we have strengthened our solution portfolio in our consumer and small business segments. On the network protection side, we have added products in the network intrusion prevention and detection category, and through our October 2004 Foundstone acquisition, vulnerability management products and services. We continuously seek to expand our product lines.
McAfee System Protection Solutions
      McAfee System Protection Solutions help large enterprises, small and medium-sized businesses, consumers, government agencies and educational organizations assure the availability and security of their desktops, application servers and web service engines. The McAfee System Protection Solutions portfolio features a range of products including anti-virus, anti-spyware, managed services, application firewalls and

McAfee Entercept for host-based intrusion prevention. Each is backed by the McAfee Anti-Virus Emergency Response Team (“AVERT”), a leading threat research organization. A substantial majority of our net revenue has historically been derived from our McAfee Security anti-virus products.
      McAfee System Protection Solutions also includes McAfee Consumer Security, offering both traditional retail products and our on-line subscription services. Our consumer retail and on-line subscription applications allow users to protect their PCs from malicious code and other attacks, repair PCs from damage caused by viruses and spyware and block spam and other undesirable content. Our retail products are sold through retail outlets, including Best Buy, CompUSA, Costco, Dixons, Fry’s, Office Depot, Office Max, Staples, Wal-Mart and Yamada, to single users and small home offices in the form of traditional boxed product. These products include for-fee software updates and technical support services. Our on-line subscription services are delivered through the use of an Internet browser at our McAfee Consumer Online web site and through multiple on-line service providers, such as AOL and Comcast, and original equipment manufacturers, or OEMs, such as Apple, Dell, Gateway/eMachines, NEC and Toshiba, North America.
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
      We acquired Foundstone on October 1, 2004 and we have integrated Foundstone’s products with our intrusion prevention technologies and systems management capabilities to deliver enhanced risk management of prioritized assets, automated shielding and risk remediation, and automated policy enforcement and compliance.
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
Research and Development
      We are committed to malicious code and vulnerability research through our McAfee Anti-virus and AVERT. AVERT conducts research in the areas of host intrusion prevention, network intrusion prevention, wireless intrusion prevention, malicious code defense, security policy and management, high-performance assurance and forensics and threats, attacks, vulnerabilities and architectures.
      In April 2005, we sold the assets of McAfee Labs, our research and development organization focused on exploiting government research, to SPARTA, Inc. McAfee will remain as the general contractor on certain of its government contracts until government approval is obtained for SPARTA as the general contractor.
Strategic Alliances
      From time to time, we enter into strategic alliances with third parties to support our future growth plans. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. For example, we have an alliance with America Online, or AOL, under which, among other things, our on-line PC anti-virus services and our host-based email scanning services are offered to AOL members as part of their basic membership. We also provide our personal firewall services as a value-added service to AOL members. Other alliances involve Comcast, Dell, NEC, Telecom Italia, Telefonica and Wanadoo. As part of our NTT DoCoMo alliance, we have jointly developed technology to provide built-in anti-virus protection against mobile threats to owners of 3G FOMA handsets.
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
On-Line Subscription Services and Managed Applications
      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our

www.mcafee.com web site where consumers download our anti-virus application using their Internet browser which allows the application to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software updates and upgrades. Our www.mcafee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Privacy Service, as well as combinations of these services through bundles. Our on-line subscription services are also available to customers and small business through various relationships with internet service providers (“ISPs”), such as AOL and Comcast. Our business model allows for ISPs to make McAfee subscription services available as either a premium service or as a feature included in the ISP’s service. At June 30, 2005, we had approximately 13.1 million McAfee consumer on-line subscribers, which includes on-line customers obtained through our alliances with ISPs and OEMs.
      Similarly, our small and medium-sized business on-line subscription products and services, or our Managed VirusScan offerings, provide these customers the most up-to-date anti-virus software. Our Managed VirusScan service provides anti-virus protection for both desktops and file servers. In addition, McAfee Managed Mail Protection screens emails to detect and quarantine viruses and infected attachments, and Spam and Desktop Firewall Managed VirusScan blocks unauthorized network access and stops known network threats.
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
      We license our Enterprise software products on a one- and two-year subscription basis or on a perpetual basis. Our two-year subscription licenses include the first year of maintenance and support. Our on-line subscription arrangements require customers to pay a fixed fee and receive service over a period of time, generally one or two years. Customers do not pay setup fees. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For all sales, except those completed over the Internet, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.
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
      If our sales returns experience were to increase by an additional 1% of license revenues, our allowance for sales returns at June 30, 2005 would increase and net revenue in the six months ended June 30, 2005 would decrease by approximately $0.5 million.
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

	June 30,	December 31,
	2005	2004

	(In millions)
Allowance for sales return and incentives	$30.5	$29.2
Allowance for doubtful accounts	3.0	2.5

Total allowance	$33.5	$31.7

      At June 30, 2005, our accounts receivable balance was $95.7 million, net of allowance for doubtful accounts of $3.0 million and our allowance for sales return and incentives amounts to $30.5 million. At December 31, 2004, our accounts receivable balance was $137.5 million, net of allowance for doubtful accounts of $2.5 million and our allowance for sales return and incentives amounts to $29.2 million. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at June 30, 2005, our allowance for doubtful accounts and provision for bad debt expense would increase by approximately $1.3 million.
      Restructuring Accrual. During the six months ended June 30, 2005, we permanently vacated several leased facilities and recorded a $3.3 million accrual for estimated lease related costs associated with the permanently vacated facilities. During 2004, we permanently vacated several leased facilities, including an additional two floors in our Santa Clara headquarters building and recorded an $8.7 million restructuring accrual. In 2003, as part of a consolidation of activities into our Plano, Texas facility from our headquarters in Santa Clara, California, we recorded a restructuring charge of $15.8 million. We recorded these facility restructuring charges in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Exit Costs Associated With Exit or Disposal Activities” (“SFAS 146”). In order to determine our restructuring charges and the corresponding liabilities, SFAS 146 required us to make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We developed these assumptions based on our understanding of the current real estate market in the respective locations as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If, at June 30, 2005, our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by approximately $0.2 million.
      The estimates regarding our restructuring accruals affect our current liabilities and other long-term liabilities line items in our consolidated balance sheet, since these liabilities will be settled each year through 2013. These estimates affect our statement of income in the restructuring line item. At June 30, 2005, our North America and EMEA operating segments were primarily affected by these estimates.
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
      The net deferred tax asset as of June 30, 2005 is $440.1 million, net of a valuation allowance of $53.0 million. The valuation allowance is recorded due to uncertainty of the ability to utilize some the deferred tax assets related to acquired companies, primarily consisting of net operating losses carried forward and foreign tax credits. The valuation allowance is based on our historical experience and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
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
      Based on our most recent impairment test, there would have to be a significant change in assumptions used in such calculation in order for an impairment to occur as of June 30, 2005.
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
      Goodwill amounted to $450.4 million and $439.2 million as of June 30, 2005 and December 31, 2004, respectively. We did not hold any other indefinite-lived intangibles as of June 30, 2005 and December 31, 2004. Net finite-lived intangible assets and long-lived assets amounted to $182.0 million and $198.8 million as of June 30, 2005 and December 31, 2004, respectively.
Results of Operations

Three and Six Months Ended June 30, 2005 and 2004

Net Revenue
      The following table sets forth, for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Net Revenue				Percentage of Net Revenue

	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Product	$53,423	$80,007	$97,515	$163,738	22%	35%	20%	37%
Services and support	191,959	145,671	383,594	281,018	78	65	80	63

Net revenue	$245,382	$225,678	$481,109	$444,756	100%	100%	100%	100%

      Net revenue increased $19.7 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase reflects (i) a $47.3 million increase in our consumer business,

(ii) a $5.0 million increase in enterprise revenue and (iii) a $7.5 million increase in our SMB revenue. These increases were partially offset by (i) the $38.4 million decrease due to the sale of our Sniffer product line in July 2004, (ii) the $1.7 million decrease due to the sale of McAfee labs in June 2005 and (iii) the introduction of our perpetual-plus licensing arrangements, which experience lower rates of up-front revenue recognition, in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in mid-2003.
      Net revenue increased $36.4 million in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase reflects (i) a $101.4 million increase in our consumer business, (ii) an $18.6 million increase in our Enterprise revenue and (iii) a $1.2 million increase in our SMB revenue. These increases were partially offset by (i) the $80.7 million decrease due to the sale of our Sniffer product line in July 2004, (ii) the $2.9 million decrease due to the sale of our Magic product line in January 2004, (iii) the $1.4 million decrease due to the sale of McAfee labs and (iv) the introduction of our perpetual-plus licensing arrangements, which experience lower rates of up-front revenue recognition, in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in mid-2003.
      Revenues from our consumer market increased during both the three and six months ended June 30, 2005 primarily due to on-line subscriber growth from 5.4 million on-line subscribers at June 30, 2004 to 8.5 million subscribers at December 31, 2004 to 13.1 million subscribers at June 30, 2005 and increased retail revenues due to due to higher levels of contract support revenue generated from our increased 2004 retail sales in connection with numerous virus outbreaks in 2003 through 2004 and due to revenue from new product offerings.

Net Revenue by Geography
      The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Net Revenue				Percentage of Net Revenue

	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Net Revenue:
North America	$143,363	$143,737	$285,519	$277,858	58%	64%	59%	62%
EMEA	63,841	56,556	126,659	113,404	26	25	26	25
Japan	20,910	12,065	37,027	25,882	9	5	8	6
Asia-Pacific	10,783	9,044	19,430	16,534	4	4	4	4
Latin America	6,485	4,276	12,474	11,078	3	2	3	3

Total net revenue	$245,382	$225,678	$481,109	$444,756	100%	100%	100%	100%

      Net revenue outside of North America, consisting of U.S. and Canada, accounted for approximately 42% and 36% of net revenue in the three months ended June 30, 2005 and 2004, respectively, and 41% and 38% of net revenues in the six months ended June 30, 2005 and 2004, respectively. Historically and continuing during the first and second quarters of 2005 and 2004, net revenue from North America and EMEA has comprised 84% to 91% of our business. During 2004, we saw the weakening of the U.S. dollar against many currencies, but most dramatically against the Euro. As a result of the weaker U.S. dollar, we experienced positive impacts on our net revenue in the EMEA region. During the first six months of 2005, the U.S. dollar strengthened against many currencies, especially the Euro. As a result of the stronger U.S. dollar, we have experienced negative impacts on our net revenue in the EMEA region.
      In the three months ended June 30, 2005, total net revenue in North America decreased $0.4 million compared to the three months ended June 30, 2004. The decrease in North American revenue is primarily related to (i) a $29.7 million decrease in Sniffer revenue in North America due to the sale of our Sniffer product line in July 2004, (ii) a $1.7 million decrease in McAfee Labs revenue in North America due to the sale of McAfee Labs in April 2005 (iii) a $2.9 million decrease in Enterprise revenue in North America and (iv) a $2.4 million decrease in SMB revenue in North America, partially offset by a $36.3 million increase in consumer revenue in North America.
      In the six months ended June 30, 2005, total net revenue in North America increased 3%, or $7.7 million, compared to the six months ended June 30, 2004. The increase in North American revenue is primarily related to (i) a $79.8 million increase in consumer revenue in North America and (ii) a $0.8 million increase in enterprise revenue in North America, partially offset by (i) a $60.6 million decrease in Sniffer revenue in North America due to the sale of our Sniffer product line in July 2004, (ii) a $8.9 million decrease in SMB revenue , (iii) a $2.1 million decrease in Magic revenue in North America due to the sale of Magic in January 2004 and (iv) a $1.3 million decrease in McAfee Labs revenue in North America due to the sale of McAfee Labs in April 2005.
      In EMEA, total net revenue increased 13% or $7.3 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in EMEA revenues is attributable to (i) a $4.2 million increase in SMB revenue in EMEA, (ii) a $4.0 million increase in our consumer revenue and (iii) a $2.7 million increase in our enterprise revenue, partially offset by a $3.6 million decrease in revenues related to the Sniffer product line that was sold in July 2004. In addition, we estimate that in the three months ended June 30, 2005, we have had a negative impact to revenue of approximately $2.8 million due to the strengthening of the U.S. dollar against the Euro.
      In EMEA, total net revenue increased 12% or $13.3 million in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in EMEA revenues is attributable to (i) a $9.7 million increase consumer revenue, (ii) a $9.5 million increase in enterprise revenue and (iii) a $4.5 million increase in SMB revenue, partially offset by a $9.8 million decrease in revenues related to the Sniffer product line that was sold in July 2004. In addition, we estimate that in the six months ended June 30, 2005, we have had a negative impact to revenue of approximately $5.8 million due to the strengthening of the U.S. dollar against the Euro.
      Revenues from our consumer market in both North America and in EMEA increased during both the three and six months ended June 30, 2005 primarily due to on-line subscriber growth and increased retail revenues due to higher levels of contract support revenue generated from our increased 2004 retail sales in connection with numerous virus outbreaks in 2003 through 2004 and due to revenue from new product offerings.
      Our Japan, Latin America and Asia-Pacific operations combined have historically been 15% or less of our total business. In the three months ended June 30, 2005, revenues from our Japan, Latin America and Asia-Pacific operations combined represented slightly more than 15% of our total business. Revenues increased in absolute dollars for the periods indicated in each of these geographic regions primarily due to increased corporate IT spending related to security. We expect revenue from Japan, Latin America and Asia-Pacific combined to be less than 20% of our total business in future periods.
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

Product Revenue
      The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Product Revenue				Percentage of Product Revenue

	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Term subscription licenses	$4,641	$10,331	$11,716	$27,861	9%	13%	12%	17%
Perpetual licenses	14,810	30,841	36,696	70,351	28	38	38	43
Hardware	7,068	23,656	16,349	48,885	13	30	17	30
Retail	7,637	5,833	13,235	816	14	7	13	—
Other	19,267	9,346	19,519	15,825	36	12	20	10

Total product revenue	$53,423	$80,007	$97,515	$163,738	100%	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail products and royalties. The $26.6 million, or 33%, decrease in product revenue in the three months ended June 30, 2005 compared to the same prior-year period and the $66.2 million, or 40%, decrease in product revenue in the six months ended June 30, 2005 compared to the same prior-year period are attributable to (i) the introduction of our perpetual-plus licensing arrangements in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in 2003, resulting in reduced product revenues and increased services and support revenues, (ii) our continued shift in focus from retail-boxed products to our on-line subscription model for consumers and SMB’s, and (iii) the Sniffer product line sale in July 2004 and the Magic product line sale in January 2004, partially offset by (iv) a general increase in corporate IT spending related to security. The introduction of the perpetual-plus licensing arrangement has resulted in revenue declines in the term subscription license and perpetual license revenues with a corresponding increase in services and support revenues. In addition, in April 2005 we increased our support pricing on selected consumer products, including and McAfee Internet Security, which attributed to a decrease in product revenue in both the three and six months ended June 30, 2005 due to allocating more revenue related to service and support and recognizing this deferred revenue ratably over the service and support period. Our hardware revenue decreased $16.6 million, or 70%, in the three months ended June 30, 2005 compared to the same prior-year period and decreased $32.5 million, or 67%, in the six months ended June 30, 2005 compared to the same prior-year period primarily due to the Sniffer product line sale in July 2004.
      Our customers license our software on a perpetual or term subscription basis depending on their preference. Our experience in recent periods is that perpetual licenses are becoming a larger percentage of our license revenue in any quarter following the implementation of our perpetual-plus licensing model worldwide. Furthermore, support pricing under the perpetual-plus model is significantly higher than the subscription model. Thus, revenue is shifting out of product revenue and into services and support revenue. We expect the remaining mix of product revenue to fluctuate as a percentage of revenue.

Services and Support Revenues
      The following table sets forth, for the periods indicated, each major category of our services and support as a percent of services and support revenue.

					Percentage of Service and
	Service and Support Revenue				Support Revenue

	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Support and maintenance	$118,971	$106,224	$244,423	$209,239	62%	73%	64%	74%
Consulting	4,970	4,619	10,337	8,603	2	3	2	3
Training	1,247	2,090	2,382	3,972	1	1	1	2
On-line subscriptions	66,771	32,738	126,452	59,204	35	23	33	21

Total service and support revenue	$191,959	$145,671	$383,594	$281,018	100%	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. The $46.3 million, or 32%, increase in service and support revenue in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is attributable to (i) $34.0 million increase in our on-line subscription arrangements and (ii) a $12.7 million increase in support and maintenance primarily due to our perpetual-plus licensing model. The $102.6 million, or 37%, increase in service and support revenue in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is attributable to (i) $67.2 million increase in our on-line subscription arrangements and (ii) a $35.1 million increase in support and maintenance primarily due to our perpetual-plus licensing model. In addition, in April 2005 we increased our support pricing on selected consumer products, including VirusScan and McAfee Internet Security, which attributed to the increase in service and support revenue in both the three and six months ended June 30, 2005. The increase in our on-line subscription arrangements is due to an increase in our on-line customer base to approximately 13.1 million subscribers at June 30, 2005 from 5.4 million subscribers at June 30, 2004, as well as an increase in our McAfee Managed VirusScan on-line service for small to medium-sized businesses. The increase in customers was primarily due to our continued channel relationships with AOL, Dell and others.
      Our future profitability and rate of growth, if any, will be directly affected by increased price competition and the size of our revenue base. Our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenues and operating results would be adversely affected. Additionally, support pricing under the perpetual-plus model is significantly higher than the previous subscription model. In the event customers choose not to renew their support arrangements or renew such arrangements at other than the contractual rates, revenue recognition under the perpetual-plus model could be impacted.

Cost of Net Revenue; Gross Margin.

					Percentage of Cost of
	Cost of Net Revenue				Net Revenue

	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Cost of net revenue:
Product	$11,865	$19,477	$28,511	$38,784	32%	52%	38%	52%
Services and support	21,105	14,811	39,266	29,303	57	39	52	39
Amortization of purchased technology	3,886	3,276	7,736	6,669	11	9	10	9

Total cost of net revenue	$36,856	$37,564	$75,513	$74,756	100%	100%	100%	100%

Gross margin	$208,526	$188,114	$405,596	$370,000

Gross margin percentage	85%	83%	84%	83%

Cost of Product Revenue
      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and, with respect to hardware-based anti-virus and security products, computer platforms and other hardware components. Both the $7.6 million decrease in the cost of product revenue in the three months ended June 30, 2005 compared to the same prior-year period and the $10.3 million decrease in the cost of product revenue in the six months ended June 30, 2005 compared to the same prior-year period are primarily attributable to the sale of the Sniffer product line in July 2004 and the change in the mix of our revenues with a shift from product revenues to service and support revenues.
      We anticipate that cost of product revenue will continue to fluctuate as a percent of cost of net revenue due to various factors including product mix, material and labor costs and warranty costs.

Cost of Services and Support
      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services, and costs related to the sale of on-line subscription arrangements, including revenue sharing arrangements and royalties paid to our on-line strategic partners. Cost of services and support revenue increased $6.3 million in the three months ended June 30, 2005 compared to the same prior-year period and $10.0 million in the six months ended June 30, 2005 compared to the same prior-year period due to an increase in revenue sharing arrangements and royalties paid to our on-line strategic partners, which was partially offset by reduced support and consulting headcount as a result of the sale of the Magic product line in January 2004 and the Sniffer product line in July 2004, as well as on-going cost reduction efforts. Cost of services and support have increased as a percentage of total cost of net revenue primarily as a result of the increase in revenue sharing arrangements and royalty payments to our on-line strategic partners. We anticipate that cost of service revenue will continue to fluctuate as a percentage of cost of net revenue.

Amortization of Purchased Technology
      Amortization of purchased technology increased $0.6 million, or 19%, in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Amortization of purchased technology increased $1.1 million, or 16%, in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increases in both periods are is attributable to our acquisition of Foundstone in October 2004, for which we recorded purchased technology of $27.0 million and to our acquisition of Wireless Security Corporation in June 2005, for which we recorded purchased technology of $1.5 million. The purchased technology is being amortized over its estimated useful life of up to seven years. Amortization of purchased technology for the remainder of 2005 is expected to be $7.8 million.

Gross Margins
      Our gross margins increased slightly from 83% in both the three and six months ended June 30, 2004 to 85% and 84% in the three and six months ended June 30, 2005, respectively. Gross margins may fluctuate in the future due to various factors, including the mix of products sold, sales discounts, revenue sharing agreements, material and labor costs and warranty costs.

Operating Costs — Three and Six Months Ended June 30, 2005 and 2004
      The following sets forth for the periods indicated, each major category of our operating expenses:

	Operating Expenses				Percentage of Net Revenue

	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Research and development(1)	$44,884	$44,346	$83,114	$89,725	18%	20%	17%	20%
Marketing and sales(2)	76,136	96,114	147,320	189,072	31	43	31	42
General and administrative(3)	30,146	35,722	63,767	62,436	12	16	13	14
In-process research and development	4,000	—	4,000	—	2	—	1	—
Amortization of intangibles	3,705	3,516	7,233	7,089	2	2	2	2
Restructuring charge	3,676	824	5,972	3,160	1	—	1	1
Provision for doubtful accounts, net	991	149	1,150	674	—	—	—	—
(Gain) loss on sale of assets and technology	(970)	274	(711)	(45,404)	—	—	—	(10)
Reimbursement from transition service agreement	(31)	—	(359)	—	—	—	—	—
Reimbursement related to litigation settlement	—	(5,890)	—	(24,991)	—	(3)	—	(6)

Total operating costs, including the effects of stock-based compensation	$162,537	$175,055	$311,486	$281,761	66%	78%	65%	63%

(1)	Includes stock-based compensation charges (benefits) of $1,264 and $258 for the three months ended June 30, 2005 and 2004, respectively, and ($1,239) and $1,572 for the six months ended June 30, 2005 and 2004, respectively.

(2)	Includes stock-based compensation charges (benefits) of $443 and $51 for the three months ended June 30, 2005 and 2004, respectively, and ($292) and $687 for the six months ended June 30, 2005 and 2004, respectively.

(3)	Includes stock-based compensation charges of $661 and $131 for the three months ended June 30, 2005 and 2004, respectively, and $607 and $407 for the six months ended June 30, 2005 and 2004, respectively.

Research and Development
      Research and development expenses consist primarily of salary, benefits and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Research and development expenses increased $0.5 million, or 1%, in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase is attributable to (i) a $1.0 million increase in stock-based compensation and (ii) an increase in headcount totaling $0.5 million related to the acquisition of Foundstone offset by headcount reductions totaling $3.5 million related to the Sniffer product line sale in July 2004.

      Research and development expenses decreased $6.6 million, or 7%, in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease is attributable to (i) headcount reductions totaling approximately $7.0 million due to the Sniffer product line sale in July 2004, (ii) a $2.8 million decrease in stock-based compensation and (iii) a decrease in expenses due to the movement of research and development headcount to the Bangalore research facility, which has lower salary costs, partially offset by (i) an increase in headcount totaling $0.9 million related to the acquisition of Foundstone.
      We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to remain relatively flat in future periods and continue to fluctuate as a percentage of net revenue.

Marketing and Sales
      Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Marketing and sales expenses decreased $20.0 million, or 21%, in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease reflects (i) headcount reductions totaling $4.1 million due to the Sniffer product line sale in July 2004, (ii) decreased commissions totaling $4.7 million due to a greater percentage of our business being from the on-line consumer market and due to the Sniffer product line sale in July 2004, (iii) a $2.8 million decrease in professional fees related to marketing activities and (iv) reduced spending on sales and marketing programs due to our cost reduction initiatives.
      Marketing and sales expenses decreased $41.8 million, or 22%, in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease reflects (i) headcount reductions totaling $8.2 million due to the Sniffer product line sale in July 2004 (ii) headcount reductions totaling $0.4 million due to the Magic product line sale in January 2004, (iii) a $1.0 million decrease in stock-based compensation, (iv) decreased commissions totaling $9.2 million due to a greater percentage of our business being from the on-line consumer market and due to the Sniffer product line sale in July 2004, and (v) general headcount reductions and (vi) reduced spending on sales and marketing programs.
      We anticipate that marketing and sales expenses will increase in absolute dollars and as a percentage of revenue compared to the same prior-year periods.

General and Administrative
      General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. General and administrative expenses decreased $5.6 million, or 16%, in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to a $1.6 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act. Also, in the three months ended June 30, 2004, we had (i) $1.2 million of expense related to consultants assisting with our cost reduction strategy implemented in the prior year, (ii) fees incurred in the divestiture of Sniffer and (iii) increased legal fees due to our SEC investigation. The remaining decrease is attributable to general cost reduction efforts.
      General and administrative expenses increased $1.3 million, or 2%, in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to (i) $0.5 million incurred due to a tax penalty, (ii) a $0.4 million increase in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, (iii) a $0.2 million increase in stock compensation and (iv) retention bonuses paid to key finance employees somewhat mitigated by decreased expense related to consultants assisting with our cost reduction strategy implemented in the prior year.
      We expect our general and administrative expenses to decrease as we continue to implement cost control measures and decrease as a percentage of net revenue.

In-process research and development
      During the three and six months ended June 30, 3005, we expensed $4.0 million of in-process research and development related to the acquisition of Wireless Security Corporation in June 2005. At the time of the acquisition, the ongoing project included the development of the consumer wireless security product that we plan to integrate in our small business managed VirusScan solution. This consumer wireless security product enables shared-key mode of security on single or multiple access points and automatically distributes the key to stations that would like to join the network. At the date of acquisition, we estimated that, on average, 60% of the development effort had been completed and that the remaining 40% of the development would take approximately three months to complete and would cost approximately $0.6 million. The efforts required to complete the development of these projects principally relate to new access points configuration, userability improvements, product localization, integration with McAfee security center agents and integration with McAfee installation applications. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to the efficiencies resulting from the combined sales force or the use of our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 42.0% and excluding the value attributable to the use of the in-process technologies in future products.

Amortization of intangibles
      We recorded $3.7 million and $3.5 million of amortization related to intangibles for the three months ended June 30, 2005 and 2004, respectively. We recorded $7.2 million and $7.1 million of amortization related to intangibles for the six months ended June 30, 2005 and 2004, respectively. The increase in both the three and six months ended June 30, 2005 is attributable to amortization recorded in the three months ended June 30, 2005 related to intangibles purchased in the Wireless Security Corporation acquisition in June 2005 and the Foundstone acquisition in October 2004.

Restructuring Charge

2005 Restructurings
      During the six months ended June 30, 2005, we permanently vacated several leased facilities and recorded a $1.9 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, along with estimated costs associated with subleasing the vacated facility. We also recorded a restructuring charge of $0.2 million related to a reduction in headcount of approximately 14 employees.
      The following table summarizes our restructuring accrual established in 2005 and activity through June 30, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,885	216	88	2,189
Cash payments	(540)	(216)	(88)	(844)
Accretion	1	—	—	1

Balance, June 30, 2005	$1,346	$—	$—	$1,346

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
      In September 2004, we announced the move of our European headquarters to Ireland, which was substantially completed by the end of March 2005. In the third and fourth quarters of 2004, we recorded restructuring charges of $0.2 million and $2.2 million, respectively, related to the severance of approximately 80 employees. During the six months ended June 30, 2005, we completed the move of our European headquarters to Ireland and vacated the remaining planned floors. We recorded an additional $1.5 million restructuring charge for estimated lease related costs associated with the permanently vacated facilities and a $1.4 million restructuring charge for severance costs. All of these restructuring charges were related to the EMEA operating segment
      Also in September 2004, we permanently vacated an additional two floors in our Santa Clara headquarters building. We recorded a $7.8 million accrual for the estimated lease related costs associated with the permanently vacated facility, partially offset by a $1.3 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $0.8 million related to disposals of certain leasehold improvements. The restructuring charge of $6.5 million and related cash outlay were based our management’s current estimates.
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
      During 2004, we adjusted the restructuring accruals related to severance costs and lease termination costs recorded in 2004. We recorded a $0.3 million adjustment to reduce the EMEA severance accrual for amounts that were no longer necessary after paying out substantially all accrued amounts to the former employees. We also recorded a $0.2 million reduction in lease termination costs due to changes in estimates related to the sublease income to be received over the remaining lease term of our Santa Clara headquarters building.

      The following table summarizes our restructuring accruals established in 2004 and activity through June 30, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	7,958	3,482	417	11,857
Restructuring accrual	1,458	1,382	20	2,860
Cash payments	(1,329)	(4,864)	(375)	(6,568)
Adjustment to liability	446	—	(62)	384
Accretion	157	—	—	157

Balance, June 30, 2005	$8,690	$—	$—	$8,690

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
      The following table summarizes our restructuring accrual established in 2003 and activity through June 30, 2005 (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2004	$14,217	$317	$14,534
Cash payments	(1,841)	(194)	(2,035)
Adjustment to liability	(623)	(123)	(746)
Accretion	548	—	548

Balance, December 31, 2004	12,301	—	12,301
Cash payments	(646)	—	(646)
Adjustment to liability	129	—	129
Accretion	252	—	252

Balance, June 30, 2005	$12,036	$—	$12,036

      Our estimate of the excess facilities charges recorded during 2005, 2004 and 2003 may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2005 were primarily allocated to the EMEA and Japan operating segments, and the facility restructuring charges in 2004 and 2003 were primarily allocated to the North America operating segment.

(Gain) loss on Sale of Assets and Technology
      We recognized a gain of approximately $1.3 million in the three and six months ended June 30, 2005 related to the sale of our McAfee Labs assets to SPARTA, Inc. The gain was offset by the write-off of other fixed assets of $0.3 million and $0.6 million in the three and six months ended June 30, 2005, respectively. In January 2004, we recognized a gain of approximately $46.5 million related to our sale of our Magic product line to BMC Software. The assets and liabilities of Magic were located primarily in North America and EMEA. The gain was offset by the write off of equipment of approximately $1.1 million in the six months ended June 30, 2004.

Litigation Settlement
      During the three and six months ended June 30, 2004, we received insurance reimbursements of approximately $5.9 million and $25.0 million, respectively from our insurance carriers. The reimbursements were a result of our insurance coverage related to the class action lawsuit we settled in 2003.

Provision for Income Taxes
      Our consolidated provision for income taxes for the three months ended June 30, 2005 and 2004 was $8.9 million and $3.8 million, respectively, reflecting an effective tax rate of 18% and 27%, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2005 and 2004 was $25.3 million and $25.2 respectively, reflecting an effective tax rate of 25% and 27%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits, utilization of foreign tax credits, and lower effective rates in some overseas jurisdictions. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

Stock-Based Compensation
      We recorded stock-based compensation charges (benefits) of $2.4 million and $0.4 million, before taxes, in the three months ended June 30, 2005 and 2004, respectively, and ($0.9) million and $2.7 million, before taxes, in the six months ended June 30, 2005 and 2004, respectively. These charges (benefits) are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Exchange of McAfee.com options	$1,187	$334	$(789)	$2,166
Repriced options	865	—	(834)	—
New and existing executives and employees	316	106	699	213
Former employees	—	—	—	146
Extended life of vested options held by terminated employees	—	—	—	141

Total stock-based compensation (benefit)	$2,368	$440	$(924)	$2,666

      Exchange of McAfee.com options. On September 13, 2002, we acquired the minority interest in McAfee.com that we did not previously own. McAfee.com option holders received options for 0.675 of a share of our common stock plus $8.00 in cash, $11.85 after applying the option exchange ratio, which is paid to the option holder upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. The assumed options are subject to variable accounting treatment, which means that a compensation charge was measured initially at the date of the closing of the acquisition and is remeasured each reporting period based on our common stock fair market value at the end of each report period.
      The initial charge was based on the excess of the closing price of our common stock over the exercise price of the options plus the $11.85 per share payable in cash. This compensation charge has been and will be remeasured using the same methodology until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge is recorded as an expense over the remaining vesting period of the options using the accelerated method of amortization under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Charges related to unvested options are recorded as deferred stock-based compensation in stockholders equity in the consolidated balance sheet and recognized as expense as the options vest.
      During the three months ended June 30, 2005 and 2004, we recorded a charge of approximately $1.2 million and $0.3 million, respectively, related to exchanged options subject to variable accounting. During the six months ended June 30, 2005 and 2004, we recorded a benefit of approximately $0.8 million and a charge of approximately $2.2 million, respectively, related to exchanged options subject to variable accounting. This stock-based compensation was based on our closing stock price of $26.18 on June 30, 2005 and $18.13 on June 30, 2004. The benefit in the six months ended June 30, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $26.18 as of June 30, 2005, and the charge in the three months ended June 30, 2005 was due to an increase in our stock price from $22.56 on March 31, 2005 to $26.18 on June 30, 2005. As of June 30, 2005, we had approximately 0.3 million outstanding options subject to variable accounting. Further fluctuations in the stock price may result in significant additional stock-based compensation charges or benefits in future periods.
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
      The amount of stock-based compensation recorded was and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of our common stock on July 1, 2000, which was $20.375. As these options are fully vested, the charge is recorded to earnings immediately. Depending upon movements in the market value of our common stock, this variable accounting treatment can result in additional stock-based compensation charges or benefits in future periods until the options are exercised, forfeited or cancelled.
      During the three months ended June 30, 2005, we recorded a charge of approximately $0.9 million, and did not record any charges or benefits in the three months ended June 30, 2004. During the six months ended June 30, 2005, we recorded a benefit of $0.8 million and did not record any charges or benefits in the six months ended June 30, 2004. The stock-based compensation for these options was based on closing stock prices as of June 30, 2005 and 2004 of $26.18 and $18.13, respectively. The benefit in the six months ended June 30, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $26.18 as of June 30, 2005, and the charge in the three months ended June 30, 2005 was due to an increase in our stock price from $22.56 on March 31, 2005 to $26.18 on June 30, 2005. There was no charge or benefit in the three months and six months ended March 31, 2004 as our closing stock price from December 31, 2003 to June 30, 2004 was below $20.375. As of June 30, 2005, there were approximately 0.2 million options which were outstanding and subject to variable plan accounting.
      New and existing employees and executives. In January 2005, our board of directors granted 75,000 shares of restricted stock, which vests through December 31, 2007, to our chief financial officer. The price of the underlying shares is $0.01 per share. We recorded expense of approximately $0.2 million in the three months ended June 30, 2005 and $0.4 million in the six months ended June 30, 2005 related to the stock-based compensation associated with the chief financial officer’s restricted stock grant.
      In connection with the acquisition of Foundstone in October 2004, we assumed stock options to Foundstone employees which are subject to vesting provisions as the employees provide service to us. We recognized approximately $0.1 million in the three months ended June 30, 2005, and $0.3 million in the six months ended June 30, 2005. An additional $0.7 million will be recognized through 2008, which is subject to reduction based on employees terminating prior to the full vesting of their options.
      In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock, which vested through January 2005, to our chief executive officer. The price of the underlying shares is $0.01 per share. During the three months ended June 30, 2005, we recorded no stock-based compensation related to the chief executive officer’s 2002 restricted stock grant compared to $0.1 million in the three months ended June 30 2004. During the six months ended June 30, 2005 and 2004, we recorded less than $0.1 million and approximately $0.2 million, respectively, related to stock-based compensation associated with the chief executive officer’s 2002 restricted stock grant.
      Former employees. In November and December 2003, we extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees options continued to vest after termination and their exercise period was extended an additional 90 days, we recorded a one time stock-based compensation charge of approximately $0.1 million during the six months ended June 30, 2004.
      Extended life of vested options held by terminated employees. During a significant portion of 2003, we suspended exercises of stock options until our required public company reports were filed with the SEC. The period during which stock options were suspended is known as the black-out period. Due to the black-out period, we extended the exercisability of any options that would otherwise terminate during the black-out period for a period of time equal to a specified period after termination of the black-out period. Accordingly, we recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During the six months ended June 30, 2004, we recorded a stock-based compensation charge of approximately $0.1 million.
Recent Accounting Pronouncements
      See Note 2 to the condensed consolidated financial statements.
Liquidity and Capital Resources

	Six Months Ended
	June 30,

	2005	2004

Net cash provided by operating activities	$203,246	$193,527
Net cash used in investing activities	(92,272)	(55,747)
Net cash provided by (used in) financing activities	2,824	(108,310)

Overview
      At June 30, 2005, we had cash and cash equivalents totaling $384.7 million, as compared to $291.2 million at December 31, 2004. In the six months ended June 30, 2005, we generated positive operating cash flows of $203.2 million and received cash of approximately $50.2 million related to our employee stock purchase plan and option exercises under our employee stock option plans. Uses of cash during the six-month period included the repurchase of common stock of approximately $47.4 million, net purchases of marketable securities of $56.9 million, the acquisition of Wireless Security Corporation for $20.2 million, and purchases of property and equipment of $16.6 million. A more detailed discussion of changes in our liquidity follows.

Operating Activities
      Net cash provided by operating activities in the six months ended June 30, 2005 and 2004 was the result of our net income of $77.7 million and $68.2 million, respectively, which is adjusted for non-cash items such as depreciation and amortization, non-cash restructuring charges, acquired in-process research and development, deferred taxes, non-cash loss on marketable securities, stock-based compensation and changes in various assets and liabilities such as accounts payable, accounts receivable, other current assets and deferred revenue.
      Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 35 days and 46 days in the three months ended June 30, 2005 and 2004, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In the six months ended June 30, 2005 and in 2004, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”
      The increase in cash related to accounts payable, accrued taxes and other liabilities was $9.3 million. Our operating cash flows, including changes in accounts payable and accrued liabilities, is impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the six months ended June 30, 2005 and 2004, we did not make any significant changes to our payment timing to our vendors.
      Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of June 30, 2005, approximately $237.4 million was held outside the United States. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have provided for U.S. federal income taxes on these amounts for consolidated financial# statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the United States. The American Jobs Creations Act of 2004 (“AJCA”) introduced a limited time 85% dividends received reduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We are analyzing the impact of the AJCA and may repatriate to the United States some or all of our offshore earnings currently characterized as indefinitely reinvested outside the United States. The range of possible amounts we are considering for repatriation under this provision is between $0 and $500 million, and the range of potential additional income taxes is between $0 and $30 million.
      Our working capital, defined as current assets minus current liabilities, was $471.1 million and $259.9 million at June 30, 2005 and December 31, 2004, respectively. The increase in working capital of approximately $211.2 million from December 31, 2004 to June 30, 2005 is primarily attributable to a $305.2 million increase in cash and short-term marketable securities balances, offset by a decrease of $41.9 million in net accounts receivable due to customer payments and a $35.3 million increase in current deferred revenue. Our perpetual-plus licensing model, now introduced worldwide, results in less revenue recognition up-front, therefore causing increases in our deferred revenue.
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

Investing Activities
      A summary of our investing activities at June 30, 2005 and 2004 is as follows (in thousands). The detail of these line items can be seen in our condensed consolidated statement of cash flows.

	Six Months Ended
	June 30,

	2005	2004

Net purchases of marketable securities	$(56,917)	$(87,130)
Acquisitions, net of cash acquired	(20,200)	—
Purchases of property and equipment	(16,648)	(15,952)
Proceeds from sale of assets and technology, net	1,500	47,565
Changes in restricted cash	(7)	(202)
Other	—	(28)

Net cash used in investing activities	$(92,272)	$(55,747)

Investments
      We made net purchases of our marketable securities of $56.9 million and $87.1 million in the six months ended June 30, 2005 and 2004, respectively. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, fixed income and U.S. government agency securities. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity and sale of our investments has no material impact on our overall liquidity.

Acquisitions
      In June 2005, we acquired all the outstanding stock, technology and assets of Wireless Security Corporation, a provider of home and small business wireless network security products, for approximately $20.2 million in cash, including acquisition costs and net of cash acquired.
      We may buy or make investments in complementary companies, products and technologies. Our available cash and equity and debt securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders.

Property and Equipment
      The $16.6 million of property and equipment purchased during the six months ended June 30, 2005 was primarily for upgrades of our existing accounting system and equipment for our new facility in Ireland. In the six months ended June 30, 2004, we purchased $16.0 million of equipment to update hardware for our employees and enhance various back office systems, including the finalization of our customer relationship management system, and equipment for our Bangalore research and development facility.
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

Proceeds from Sale of Assets and Technology
      We completed the sale of McAfee Labs in April 2005, and as result, recognized a gain of approximately $1.3 million in the three and six months ended June 30, 2005. We received net cash proceeds of $1.5 million related to the sale. We completed the sale of the Magic product line to BMC Software in January 2004, and as a result, recognized a gain of approximately $46.5 million in the three and six months ended June 30, 2004. We received net cash proceeds of approximately $47.6 million related to the sale.

Restricted Cash
      The restricted cash balance of $0.6 million at June 30, 2005 and December 31, 2004 consists primarily of cash collateral related to Entercept building rent expense and our workers’ compensation insurance coverage.

Financing Activities
      In the six months ended June 30, 2005, net cash provided by financing activities totaled $2.8 million, consisting of the receipt of $50.2 million related to exercises of stock options under our employee stock option plans and stock purchases under our employee stock purchase plan offset by $47.4 million used to repurchase 2.0 million shares of our common stock in the open market. Cash used in financing activities totaled $108.3 million in the six months ended June 30, 2004 consisted of the use of $145.3 million to repurchase 8.7 million shares in the open market, offset by the receipt of $37.0 million of cash related to exercises of stock options and stock purchases from the employee stock purchase plan.
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
      We have a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding as of June 30, 2005.
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

Operational Factors
      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	introduction of new products, product upgrades or updates by us or our competitors;

•	volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	our “perpetual-plus” licensing program;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers, ISPs such as AOL, OEMs such as Dell, and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are perpetual licenses or time-based subscription licenses;

•	system, supply of manufactured products and personnel limitations may adversely impact our ability to process the large number of orders that typically occur near the end of a fiscal quarter;

•	costs or charges related to our acquisitions or dispositions, including our acquisition of Foundstone in 2004 and the dispositions of our Magic and Sniffer product lines and McAfee Labs assets;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our software licenses attributable to support and maintenance;

•	stock-based compensation charges;

•	costs and charges related to certain events, including our ongoing cost reduction and profitability plan, Sarbanes-Oxley compliance efforts, litigation, reductions in force, relocation of personnel and previous financial restatements;

•	our ability to timely remediate any material weaknesses or significant deficiencies in our internal controls over financial reporting and to maintain adequate internal controls; and

•	factors that lead to substantial drops in estimated values of long-lived assets below their carrying value.

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
We Are Subject to Intense Competition in the System and Network Protection Markets, and We Expect to Face Increased Competition in the Future.
      The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. We face competition in specific product markets. Principal competitors include:

•	in the anti-virus product market, Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market and recently entered the U.S. market. F-Secure, Dr. Ahn’s, Panda and Sophos are also showing growth in their respective markets. Microsoft has continued to make acquisitions, including Frontbridge in July 2005, and has announced its intention to enter all segments of the consumer anti-virus market by the end of 2006; and

•	in the market for our other intrusion detection and protection products, Cisco Systems, Computer Associates, Internet Security Systems, Juniper Networks, Symantec and 3Com Corporation.
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
Our Business Transformation, Dispositions and Cost Reduction Plan, Expose Us to Significant Risks.
      In 2004, we continued our business transformation with the sale of our Magic Solutions and Sniffer Technologies product lines in January and July 2004, respectively, the Foundstone acquisition in October 2004 and the changing of our name back to McAfee. Early in 2004, we also began our ongoing cost reduction and profitability plan with an objective of significantly improving our operating margins by mid-2005. In 2005, we have continued this transformation with the completion of the move of our European finance and sales order operations organization from the Netherlands to Ireland in January 2005, the sale of our McAfee Labs assets in April 2005 and the acquisition of Wireless Security Corporation in June 2005 . These activities are intended to, among other things, streamline our business, better leverage the McAfee brand, better position us as the leading provider of intrusion prevention solutions, and help accelerate profit and growth. Risks related to these activities include:

•	our growth and/or profitability may not increase in the near-term or at all and we may fail to achieve desired savings or performance targets on a timely basis or at all;

•	an increased dependence on our channel and other partners to sell our products, particularly to enterprise and small to medium-sized business (SMB) customers;

•	our strategic positioning may result in our competing more directly with larger, more established competitors, such as Cisco Systems and Microsoft;

•	our business, including internal finance and IT operations, has been and may continue to be disrupted and strained due to, among other things, our cost saving measures and personnel losses;

•	we have centralized our order processing operations from Latin America to Plano, Texas and we have also moved the EMEA shared services center and localization operations from Amsterdam to Cork, Ireland. We have also transitioned a significant portion of our research and development personnel to our research facility in Bangalore, India. These events could result in reduced service levels due to time zone differences, difficulties in finding personnel with sufficient language capabilities and loss of direct, on-the-ground finance and accounting oversight in the sales regions being serviced on a remote basis;

•	we may experience an undesired loss of sales, research and development, finance and other personnel and it may be difficult for us to find suitable replacements;

•	we have installed a new customer relationship management system, providing our finance and sales teams information in a different format than previously available and, in some cases, with less information. During the transition period to our new system, we may experience, among other things, related reduced operational efficiencies, losses of information and a decreased ability to monitor or forecast our business;

•	we may be unable to successfully expand our McAfee brand significantly beyond our anti-virus products;

•	many of our products and service capabilities were recently acquired and the income potential for these products and services is unproven and the market for these products is volatile; and

•	there may be customer confusion around our strategy.
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
      In conjunction with (i) our ongoing reporting obligations as a public company and (ii) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2004 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and additional controls and procedures that we may implement. As a result of this evaluation and testing process, our management identified material weaknesses in our internal control over financial reporting relating to accounting for income taxes, revenue accounting and the financial close and reporting process. See Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2004 for additional disclosure about these material weaknesses. In response to these material weaknesses in our internal control over financial reporting, we have implemented and may be required to further implement, additional controls and procedures. In addition, in response to these material weaknesses, we are committed to hiring additional personnel, which may result in additional expense to us. As a result of the identified material weaknesses, even though our management believes that our efforts to remediate and re-test certain internal control deficiencies have resulted in the improved operation of our internal control over financial reporting, we cannot be certain that the measures we have taken or we are planning to take will sufficiently and satisfactorily remediate the identified material weaknesses in full. Furthermore, we intend to continue improving our internal control over financial reporting and the implementation and testing of these continued improvements could result in increased cost and could divert management attention away from operating our business.
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

Impact of Personnel Reductions
      In recent periods, we have sought to rationalize the size of our employee base (including through the sale of the Sniffer product line). On June 30, 2005, we had approximately 3,000 employees, up slightly from approximately 2,950 at December 31, 2004. However, during 2004, our employee base decreased from 3,700 at December 31, 2003 to 2,950 at December 31, 2004. Reductions in personnel, including as a result of the Sniffer sale, may harm our business, employee retention or our ability to attract new personnel by, among other things, reducing overall employee morale, requiring remaining personnel to perform a greater amount of, or new and different, responsibilities or result in the loss of personnel otherwise critical to our business.

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
      Several members of our senior management were only added in the last year, and we may add new members to senior management. In the second quarter of 2005, we promoted William Kerrigan to the position of executive vice president of consumer brands. In January 2005, we hired Eric Brown as our new executive vice president and chief financial officer, and in 2004, we promoted Jake Pyles to the position of vice president of finance.
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
We Face Risks Associated with Past and Future Acquisitions.
      We may buy or make investments in complementary companies, products and technologies. For example, in October 2004, we acquired Foundstone to bolster our risk assessment and vulnerability management capabilities and in June 2005 we acquired Wireless Security Corporation to continue to develop their patent-pending technology, to introduce a new consumer wireless security offering, and to integrate the technology into our small business managed solution. We have not previously acquired a company such as Foundstone, which offers high-end security consulting services as part of their business model. We may not realize the anticipated benefits from the Foundstone or Wireless Security Corporation acquisitions. In addition to the risks described below, acquisitions of professional services organizations, such as Foundstone’s, present unique employee retention and integration challenges as well as customer retention challenges.

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

Use of Cash and Securities
      Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, in June 2005 we used approximately $20.2 million to acquire Wireless Security Corporation and in October 2004 we used approximately $84.7 million, net of cash assumed, to acquire Foundstone. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.
We Face Risks Related to Our International Operations.
      In the six months ended June 30, 2005 and the year ended December 31, 2004, net revenue in our operating regions outside of North America represented approximately 41% and 39% of our net revenue, respectively. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue.
      Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of our business strategy and the reorganization of our international sales forces by regions;

•	the ability to successfully localize software products for a significant number of international markets;

•	our ability to effectively provide service and support for our hardware based products from the U.S.;

•	our ability to successfully establish, manage and staff shared service centers for worldwide sales finance and accounting operations centralized from locations in the U.S. and Europe;

•	our ability to adapt to sales and marketing practices and customer requirements in different cultures;

•	compliance with more stringent consumer protection and privacy laws;

•	currency fluctuations, including recent weakness of the U.S. dollar relative to other currencies, or the strengthening of the U.S. dollar in future periods that may have an adverse impact on revenues and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions;

•	a high incidence of software piracy in some countries; and

•	international labor laws and our relationship with our employees and regional work councils.
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
      We may incur stock-based compensation charges related to (i) employee options repriced in April 1999 (“Repriced Options”), (ii) McAfee.com options we assumed in the acquisition of the publicly traded McAfee.com shares in September 2002 (“McAfee.com Options”) (iii) unvested IntruVert options that were cancelled in May 2003 related to this acquisition (the “IntruVert Options”) and exchanged for cash placed in escrow, (iv) unvested IntruVert restricted stock that was cancelled in May 2003 related to this acquisition

(the “IntruVert Restricted Stock”), and exchanged for monthly cash payments as the former employees provide services to us, (v) unvested Foundstone options assumed by us as part of the acquisition, (vi) the Sniffer Bonus Plan and (vii) Foundstone Key Employee retention payments. The size of the charges related to the Repriced Options and McAfee.com Options could be significant depending on the movements in the market value of our common stock. As a result of Financial Accounting Standards Board Interpretation No. 44, effective July 1, 2000, Repriced Options and McAfee.com Options are subject to variable accounting treatment. The stock-based compensation charge (or benefit) for the Repriced Options is determined by the excess of our closing stock price at the end of a reporting period over the fair value of our common stock on July 1, 2000, equivalent to $20.375. The stock-based compensation charge (or benefit) for the McAfee Options is determined by the excess of our closing stock price per share over the exercise price of the option minus $11.85 payable upon exercise of the option. Remeasurement of the charge continues until the earlier of the date of exercise, forfeiture or cancellation without replacement. The resulting compensation charge (or benefit) to earnings will be recorded over the remaining life of the options subject to variable accounting treatment.
      During the six months ended June 30, 2005 and 2004, the Company recorded a benefit of approximately $0.8 million and a charge of approximately $2.2 million, respectively, related to McAfee.com exchanged options, and a stock-based compensation benefit of approximately $0.8 million was recorded in the six months ended June 30, 2005 for the McAfee.com repriced options. No stock-based compensation charge was recorded for repriced options in the six months ended June 30, 2004.
      During the remaining life of both the McAfee.com Options and Repriced Options, we may record additional stock-based compensation charges or benefits. Such charges or benefits cannot be forecasted. We estimate that a $1 increase in our stock price at June 30, 2005 would increase our future stock compensation charge by approximately $0.5 million.
      For the cash paid to cancel the IntruVert Options that was placed in escrow, we have been recognizing compensation expense as the former IntruVert employees provide services to us. For the remainder of 2005, we expect to recognize $0.8 million in expense related to these payments, and an additional $0.8 million through 2007. For the IntruVert Restricted Stock, we have been recognizing compensation expense monthly since the acquisition and will continue to do so through 2006 as the former IntruVert employees provide services to us. For the remainder of 2005, we expect the expense to be approximately $0.2 million with respect to the IntruVert Restricted Stock.
      In connection with the Foundstone acquisition, we exchanged McAfee stock options for Foundstone stock options. Approximately $0.7 million in compensation expense may be recorded through 2008 related to unvested McAfee options which were exchanged for unvested Foundstone options. We expect to record approximately $0.2 million in compensation expense during the remainder of 2005.
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
      Approximately $25.0 million of the amount paid to acquire Foundstone was placed into escrow accounts. Of this amount, approximately $5.6 million was placed into a key employee escrow account and is being paid to four Foundstone employees as they provide services to us through September 2007. The Foundstone employees forfeit any unvested amounts if their employment is terminated under provisions in the escrow agreements. Any forfeited amounts will be returned to us. We recognized compensation expense of approximately $0.7 million and $1.8 million in the three and six months ended June 30, 2005, respectively. We may recognize an additional $3.4 million through 2007.

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
      We may experience delays in product development as we have at times in the past. Complex products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or harm market acceptance. Furthermore, Microsoft continues to execute on its announced plans to boost the security of its Windows platform with related acquisitions, including its acquisition of anti-virus providers Frontbridge, GeCAD Software and Sybari Software and anti-spyware provider Giant Company Software. The widespread inclusion of products that perform the same or similar functions as our products within the Windows platform could reduce the perceived need for our products. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. The occurrence of these events could negatively impact our revenue.
We Face a Number of Risks Related to Our Product Sales Through Distributors and PC OEMs.
      We sell a significant amount of our products through intermediaries such as distributors and other channel partners, referred to collectively as distributors. Our top ten distributors typically represent approximately 49% to 63% of our net sales in any quarter. We expect this percentage to increase as we continue to focus our sales efforts through the channel and other partners. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 30% of our net revenue in the six months ended June 30, 2005.
     Sale of Competing Products
      Our distributors and PC OEMs and may sell other vendors’ products that are complementary to, or compete with, our products. While we have instituted programs designed to motivate our distributors and PC OEMs to focus on our products, these distributors and PC OEMs may give greater priority to products of other suppliers, including competitors. Our ability to meaningfully increase the amount of our products sold through our distributors and PC OEMs depends on our ability to adequately and efficiently support these distributors and PC OEMs with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as online sales and technical training as product collateral needed to support their customers and prospects. Any failure to properly and efficiently support our distributors and PC OEMs may result in our distributors and PC OEMs focusing more on our competitor’s products rather than our products and thus in lost sales opportunities.
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
     Payment Difficulties
      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $3.0 million at June 30, 2005. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.
We Face the Risk of Future Charges in the Event of Impairment and Will Experience Significant Amortization Charges Related to Purchased Technology.
      We adopted SFAS 142 beginning in 2002 and, as a result, we no longer amortize goodwill. However, we continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles. Our amortization charge for purchased technology and other intangibles was approximately $15.0 million and $13.8 million in the six months ended June 30, 2005 and 2004. In addition, we must evaluate our goodwill, at least annually for impairment according to the guidance provided by SFAS 142. We completed the annual impairment review during the fourth quarter of 2004. Additionally, as required by SFAS 142, we also performed an additional goodwill impairment tests in conjunction with the sale of the Sniffer product line and the sale of the Magic product line. As a result of these reviews, goodwill was determined not to be impaired. If during subsequent testing, we determine that goodwill is impaired, we will be required to take a non-cash charge to earnings.
      In addition, we will continue to evaluate potential impairments of our long lived assets, including our property and equipment and amortizable intangibles under SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” For 2004, we determined that we had no impairment of our property and equipment and amortizable intangibles.

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
We Face Manufacturing, Supply, Inventory, Licensing and Obsolescence Risks Relating to our Products.

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
Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.
      During 2004, our stock price was highly volatile ranging from a per share high of $33.55 to a low of $14.96. On June 30, 2005, our stock’s closing price per share price was $26.18. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price.
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
      Our classified board and other provisions of Delaware law and our certificate of incorporation and bylaws, could also delay or make a merger, tender offer or proxy contest involving us more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2006 annual meeting, must meet the qualifications and follow the procedures specified under both the Exchange Act of 1934 and our bylaws.

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
      Our market risks at June 30, 2005, have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures
      Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this quarterly report on Form 10-Q.
      A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
      Based upon the material weaknesses described in Item 9A of our Annual Report on Form 10-K filed on March 31, 2005, as amended on May 24, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, and internal control over financial reporting, were ineffective as of June 30, 2005. In addition, described below are resources have been assigned to remediate and re-test certain internal control deficiencies, such as the material weaknesses described in Item 9A of our Annual Report on Form 10-K filed on March 31, 2005, identified during our first annual assessment of our internal controls. Our updating of internal controls documentation and design occurring during the second quarter and continuing into the third quarter will be a recurring annual process going forward and has generally involved refocusing our efforts on key internal controls as defined by us under our current assessments of risk. While these steps have helped address some of the internal control deficiencies noted in our assessment of internal controls as of December 31, 2004, due to the limited amount of time that has transpired since completion of our annual assessment, the steps taken have not been sufficient to fully remedy and test the control issues that existed as of December 31, 2004. We have either performed or are in process of performing the following actions to remediate the deficiencies in our internal controls:

Accounting for Income Taxes

•	We have added two tax analysts to our tax department. Additionally, we continue to utilize consultants to assist with the quarter’s tax processes to provide sufficient personnel for the timely completion of account reconciliation procedures, preparation and analyses of documentation on key judgments, additional levels of review and enhanced documentation of the analyses and internal controls performed.

•	We have outsourced international tax compliance and various other federal and state compliance responsibilities to several large global accounting firms. We believe this will enable our tax department to be refocused on financial reporting and the related key internal controls as well as strategic tax planning.

•	During the second quarter of 2005, in connection with developing our effective tax rate estimates, we further modified our procedures used to estimate the proportion of expected earnings in the United States and other foreign jurisdictions to enable more detailed estimates to be performed.

•	We have expanded our analyses of our tax accounts at interim periods, which we believe will enable our year end procedures to be performed more timely.

•	We have implemented a quarterly review of our tax reserves and related exposures to ensure that any related liabilities or discrete releases of tax reserves are identified and recorded timely.

•	We have increased the level of reporting and analysis provided to our senior financial executives and in turn have benefited from resulting improvements in our documentation, analyses and estimates.

•	We completed our performance of our key interim tax controls in a timely manner as determined by our internal closing schedule and published timetable for issuing our first and second quarter earnings release.

Revenue Accounting

•	We have centralized our order processing operations and related revenue accounting processes from Latin America to Plano, Texas to address difficulties experienced by certain regions in performing internal controls related to revenue recognition matters.

•	We have begun implementing automated controls to compare prices in our invoice register resulting from the automated revenue recognition process performed by our systems to the published prices in our price lists to detect and correct improper system set up and/or processing of product stock keeping units.

•	We have hired a director of revenue and additional revenue accountants in our revenue recognition group to enable improved review and analysis of evidence of fair value of our post contract support provided to different customer groups as well as analysis and review of complex terms in our OEM and large contractual customer arrangements.

Financial Close and Reporting Process
      During the second quarter of 2005, we hired a world-wide controller, a director of financial reporting and additional personnel in response to ongoing attrition and to the deficiencies noted in the annual assessment. Additionally, we continue to utilize consultants to assist with technical accounting matters as we continue to recruit and hire additional corporate accounting staff.
      While we believe we have taken many positive steps towards remediating the deficiencies noted in the above areas, due to the limited amount of time that has transpired from the completion of our first annual internal controls assessment, there remain significant additional actions necessary over the remainder of 2005 and potentially subsequent periods, as follows:

•	Increasing the number of internal general ledger and tax accounting personnel trained in reporting under accounting principles generally accepted in the United States (GAAP);

•	Improving the documentation, communication and periodic review of our accounting policies throughout our domestic and international locations for consistency and application with GAAP at each of our operating locations;

•	Improving the interim review and reconciliation process for certain key account balances;

•	Enhancing the training and education for our international finance and accounting personnel and new hire additions to the worldwide finance team;

•	Implementing more stringent policies and procedures regarding revenue accounting and change management of our product catalogue;

•	Directing more internal audit time and attention to sales order processing and revenue accounting activities;

•	Increasing diligence regarding user access and change management to our network, databases and applications;

•	Automating certain controls that are currently performed manually; and

•	Simplifying and integrating systems.
Other Changes in Internal Control over Financial Reporting
      During the first quarter of 2005, we moved the EMEA shared services center and localization operations from Amsterdam to Cork, Ireland. This event has resulted in the loss of experienced personnel unwilling to relocate. We have hired new personnel who are in the process of being trained in our operations and our review and control procedures. As a result, we have increased our review of accounting information processed in our EMEA shared service center and expect to take further steps to increase (i) training and (ii) internal controls documentation and testing under our 2005 internal controls assessment plans.

PART II: OTHER INFORMATION

Item 1.	Legal Proceeding
      Information with respect to this item is incorporated by reference to Note 11 of the notes to the condensed consolidated financial statements included in this Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
      The table below sets forth all repurchases by us of our common stock during the six months ended June 30, 2005 whether or not pursuant to a publicly announced plan or program (in thousands, except price per share):

				Approximate Dollar
			Total Number of	Value of Shares That
	Total		Shares Purchased as	May yet Be
	Number of	Average	Part of Publicly	Purchased Under Our
	Shares	Price Paid	Announced Plan or	Stock Repurchase
Period	Purchased	Per Share	Repurchase Program	Program(1)

January 1, 2005 through January 31, 2005	—	$—	—	$123,556
February 1, 2005 through February 28, 2005	—	—	—	123,556
March 1, 2005 through March 31, 2005	2,000	23.66	2,000	76,245
April 1, 2005 through April 30, 2005	—	—	—	251,245
May 1, 2005 through May 31, 2005	—	—	—	251,245
June 1, 2005 through June 30, 2005	—	—	—	251,245

Total	2,000	$23.66	2,000

(1)	In August 2004, our board of directors authorized the repurchase of $200.0 million of our common stock in the open market from time to time over the next two years. As of December 31, 2004, we had remaining authorization to repurchase $123.6 million of our common stock. In April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market from time to time until August 2006, depending upon market conditions, share price and other factors.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our annual meeting of stockholders was held on May 25, 2005.
      1. The election of two Class I directors to serve until their successors have been elected and qualified.

	Number of	Number of
Name of Nominee	Votes For	Votes Withheld

Robert Bucknam	140,381,864	407,037
Liane Wilson	139,793,546	55,355

      2. Ratification of the amendment to our 1997 Employee Stock Incentive Plan.

	Number of	Number of
Number of Votes For	Votes Against	Votes Abstained

76,980,012	33,422,864	4,435,672
      3. Ratification of the amendment to our 2002 Employee Stock Purchase Plan.

	Number of	Number of
Number of Votes For	Votes Against	Votes Abstained

102,569,735	7,844,458	4,424,354
      4. Ratification of the selection of Deloitte & Touche LLP as our independent auditors.

	Number of	Number of
Number of Votes For	Votes Against	Votes Abstained

132,802,452	3,609,153	4,377,296

Item 5.	Other Information
      None.

Item 6.	Exhibits
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

McAfee Inc.

/s/ Eric F. Brown

Eric F. Brown
Chief Financial Officer
August 3, 2005

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Asset Purchase Agreement made and entered into as of April 22, 2004, by and among, Network General Corporation (formerly named Starburst Technology Holdings, Inc.), on the one hand; and (ii) McAfee, Inc. (formerly named Networks Associates, Inc.), Network Associates Technology, Inc., Network Associates International BV, Network Associates (India) Private Limited, McAfee Japan Co., Ltd. (formerly named Network Associates Japan Co., Ltd.), on the other hand, as amended by Amendment No. 1 thereto dated as of July 15, 2004.(1)

3.1		Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(3)

3.2		Certificate of Ownership and Merger between Registrant and McAfee, Inc.(2)

3.3		Amended and Restated Bylaws of the Registrant.(2)

3.4		Certificate of Designation of Series A Preferred Stock of the Registrant.(5)

3.5		Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(6)

4.3		Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(7)

10.1		Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(8)

10.2		Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(8)

10.3		Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(8)

10.4		Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(8)

10	.5*	2002 Employee Stock Purchase Plan, as amended.(9)

10	.6*	1997 Stock Incentive Plan, as amended.(9)

10	.7*	Amended and Restated 1993 Stock Option Plan for Outside Directors.(4)

10	.8*	2000 Nonstatutory Stock Option Plan.(10)

10	.9*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(11)

10	.10*	Employment agreement between Stephen C. Richards and the Registrant, dated April 3, 2001.(12)

10.11		1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(13)

10.12		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)

10.13		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)

10.14		Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(13)

10	.16*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(14)

10	.17*	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(14)

10	.18*	Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002.(17)

10.19		Form of Indemnification Agreement between the Registrant and its Executive Officers.(17)

10	.20*	Summary of Pay for Performance Plan.(4)

10	.21*	Network Associates, Inc. Tax Deferred Savings Plan.(16)

10.22		Umbrella Credit Facility of Registrant dated April 15, 2004.(18)

10.23		Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(18)

Exhibit
Number		Description

10.24		Amendment to Employment Agreement of George Samenuk effective as of January 20, 2004.(18)

10.25		Amendment to Employment Agreement of Stephen C. Richards effective as of January 20, 2004.(18)

10.26		Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(20)

10.27		Transition Agreement by and between Registrant and Stephen C. Richards.(19)

10.28		Employment Agreement between Registrant and Eric F. Brown dated December 10, 2004.(22)

10	.29*	2005 Independent Director Cash Compensation Plan.(23)

10	.30*	Executive Officer Annual Compensation for Fiscal Year Ending December 31, 2005.(24)

10	.31*	Second Amendment to Amended and Restated Employment Agreement between Registrant and George Samenuk dated May 21, 2005.(25)

10	.32*	First Amendment to Employment Agreement between Registrant and Vernon Gene Hodges dated May 21, 2005.(25)

10	.33*	First Amendment to Employment Agreement between Registrant and Eric F. Brown dated May 26, 2005.(25)

10	.34*	First Amendment to Employment Agreement between Registrant and Kevin M. Weiss dated May 21, 2005.(25)

10	.35*	First Amendment to Employment Agreement between Registrant and Kent H. Roberts dated May 21, 2005.(25)

31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on July 16, 2004.

(2)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(6)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 27, 2005.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(11)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(14)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(15)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

(17)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 9, 2004.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on September 7, 2004.

(20)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(22)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on December 14, 2004.

(23)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 31, 2005.

(24)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on April 22, 2005.

(25)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on April 26, 2005.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.