Form 10-Q
period 2005-09-30
McAfee, Inc.
filed 2005-11-04
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
(408) 988-3832
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of October 31, 2005, 167,765,011 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC.
FORM 10-Q
September 30, 2005

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(In thousands, except
	share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$440,375	$291,155
Restricted cash	50,000	—
Short-term marketable securities	485,734	232,929
Accounts receivable, net of allowance for doubtful accounts of $2,765 at September 30, 2005 and $2,536 at December 31, 2004	106,242	146,376
Prepaid expenses, income taxes and other current assets	111,117	103,687
Deferred taxes	194,195	200,459

Total current assets	1,387,663	974,606
Long-term marketable securities	221,623	400,597
Restricted cash	624	617
Property and equipment, net	86,894	91,715
Deferred taxes	242,552	220,604
Intangible assets, net	87,400	107,133
Goodwill	449,157	439,180
Other assets	9,925	12,080

Total assets	$2,485,838	$2,246,532

LIABILITIES
Current liabilities:
Accounts payable	$27,900	$32,891
Accrued liabilities	211,598	206,224
Deferred revenue	522,735	475,621

Total current liabilities	762,233	714,736
Deferred revenue, less current portion	134,175	125,752
Accrued taxes and other long-term liabilities	173,239	204,796

Total liabilities	1,069,647	1,045,284

Commitments and contingencies (Notes 12 and 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares
Issued: 169,532,508 shares at September 30, 2005 and 162,266,174 shares at December 31, 2004
Outstanding: 167,532,508 shares at September 30, 2005 and 162,266,174 shares at December 31, 2004	1,696	1,623
Treasury stock, at cost: 2,000,000 shares at September 30, 2005 and no shares at December 31, 2004	(47,351)	—
Additional paid-in capital	1,338,079	1,178,855
Deferred stock-based compensation	(630)	(1,777)
Accumulated other comprehensive income	28,996	27,361
Retained earnings (accumulated deficit)	95,401	(4,814)

Total stockholders’ equity	1,416,191	1,201,248

Total liabilities and stockholders’ equity	$2,485,838	$2,246,532

The accompanying notes are an integral part of our condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Net revenue:
Product	$39,253	$65,518	$136,768	$229,256
Services and support	213,658	156,115	597,252	437,133

Total net revenue	252,911	221,633	734,020	666,389

Cost of net revenue:
Product	10,282	16,047	38,793	54,831
Services and support	22,873	15,414	62,139	44,717
Amortization of purchased technology	3,938	2,812	11,674	9,481

Total cost of net revenue	37,093	34,273	112,606	109,029

Operating costs and expenses:
Research and development(1)	46,960	38,989	130,074	128,714
Marketing and sales(2)	71,878	82,945	219,198	272,017
General and administrative(3)	28,258	34,248	92,025	96,684
Proposed legal settlement charge	50,000	—	50,000	—
In-process research and development	—	—	4,000	—
Amortization of intangibles	2,876	3,448	10,109	10,537
Restructuring charges (benefits)	(10)	8,681	5,962	11,841
Provision for (recovery of) doubtful accounts, net	159	(686)	1,309	(12)
Loss (gain) on sale of assets and technology	212	(195,875)	(499)	(241,279)
Severance costs related to Sniffer disposition(4)	—	8,696	—	8,696
Reimbursement from transition services agreement	(3)	(3,671)	(362)	(3,671)
Reimbursement related to litigation settlement	—	—	—	(24,991)

Total operating costs (benefits)	200,330	(23,225)	511,816	258,536

Income from operations	15,488	210,585	109,598	298,824
Interest and other income	7,313	4,723	17,155	13,586
Interest and other expenses	—	(540)	—	(3,418)
Loss on redemption of convertible debt	—	(15,070)	—	(15,070)
Loss on sale of marketable securities	(160)	(241)	(1,106)	(1,072)

Income before provision for income taxes	22,641	199,457	125,647	292,850
Provision for income taxes	94	81,309	25,432	106,532

Net income	$22,547	$118,148	$100,215	$186,318

Other comprehensive income:
Unrealized (loss) gain on marketable securities, net	$(462)	$843	$(943)	$(1,280)
Foreign currency translation gain (loss)	3,072	(545)	2,578	(1,878)

Comprehensive income	$25,157	$118,446	$101,850	$183,160

Net income per share — Basic	$0.14	$0.75	$0.61	$1.16

Net income per share — Diluted	$0.13	$0.70	$0.60	$1.08

Shares used in per share calculation — Basic	166,221	158,151	164,245	160,321

Shares used in per share calculation — Diluted	170,712	172,103	168,383	180,192

(1)	Includes stock-based compensation charges of $1,808 and $575 for the three months ended September 30, 2005 and 2004, respectively, and $569 and $2,147 for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Includes stock-based compensation charges of $480 and $203 for the three months ended September 30, 2005 and 2004, respectively, and $188 and $890 for the nine months ended September 30, 2005 and 2004, respectively.

(3)	Includes stock-based compensation charges of $705 and $485 for the three months ended September 30, 2005 and 2004, respectively, and $1,312 and $892 for the nine months ended September 30, 2005 and 2004, respectively.

(4)	Includes stock-based compensation charges of $991 for the three and nine months ended September 30, 2004.
The accompanying notes are an integral part of our condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$100,215	$186,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,556	49,615
Provision for (recovery of) doubtful accounts, net	1,309	(12)
Non-cash restructuring charge	3,326	7,984
Non-cash interest on convertible notes	—	1,225
Acquired in-process research and development	4,000	—
Premium amortization on marketable securities	461	3,916
Gain on sale of assets and technology	(499)	(241,279)
Loss on sale of marketable securities	1,106	1,072
Loss on redemption of convertible debt	—	15,070
Deferred taxes	(13,020)	76,511
Tax benefit from exercise of nonqualified stock options	27,900	62,199
Stock-based compensation charges	2,069	4,920
Change in fair value of derivative, net	—	(3,203)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	30,927	72,514
Prepaid expenses, income taxes and other	(11,133)	(7,338)
Accounts payable, accrued taxes and other liabilities	10,587	(65,593)
Deferred revenue	85,848	107,832

Net cash provided by operating activities	292,652	271,751

Cash flows from investing activities:
Purchase of marketable securities	(565,824)	(841,772)
Proceeds from sale and maturity of marketable securities	488,853	761,485
Proceeds from sale of assets and technology	1,500	259,839
Acquisitions, net of cash acquired	(20,200)	—
Purchase of property and equipment	(25,041)	(19,700)
Change in restricted cash (1)	(50,007)	265
Other	—	(28)

Net cash (used in) provided by investing activities	(170,719)	160,089

Cash flows from financing activities:
Proceeds from issuance of stock from option and stock purchase plans	94,453	66,935
Redemption of convertible debt	—	(265,623)
Repurchase of common stock	(47,351)	(221,816)

Net cash provided by (used in) financing activities	47,102	(420,504)

Effect of exchange rate fluctuations	(19,815)	(4,579)

Net increase in cash and cash equivalents	149,220	6,757
Cash and cash equivalents at beginning of period	291,155	333,651

Cash and cash equivalents at end of period	$440,375	$340,408

Non cash investing activities:
Unrealized loss on marketable securities	$(943)	$(1,280)

Fair value of assets acquired in business combinations	$20,948	$—

Liabilities assumed in business combination	$748	$—

Non cash financing activities:
Issuance of common shares for convertible debt	$—	$83,410

Realization of deferred tax assets of acquired company	$38,838	$—

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$34,275	$20,366

Cash paid for interest	$—	$7,859

(1)	The $50.0 million placed in escrow for the proposed settlement with the SEC (see Note 12) is reflected as cash used in investing activities. If the proposed legal settlement is approved by the SEC, the $50.0 million escrow will be released, and at this time, this will be reflected as cash provided by investing activities of $50.0 million and cash used in operating activities of $50.0 million.
The accompanying notes are an integral part of our condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
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
      In January 2004, we sold our Magic Solutions product line (“Magic”), and in July 2004, we sold our Sniffer product line (“Sniffer”). In April 2005, we sold our McAfee Labs assets.
      In October 2004, we acquired Foundstone, Inc. (“Foundstone”), a provider of risk assessment and vulnerability services and products, and in June 2005, we acquired Wireless Security Corporation, a provider of home and small business wireless network security products.

2.	Summary of Significant Accounting Policies and Basis of Presentation
      The accompanying condensed consolidated financial statements include our accounts as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and September 30, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Consolidated Balance Sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.
      In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position as of September 30, 2005, results of operations for the three and nine months ended September 30, 2005 and September 30, 2004 and cash flows for the nine months ended September 30, 2005 and September 30, 2004 have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.
      Approximately $5.9 million and approximately $14.6 million were reclassified from cost of product net revenue to cost of services and support net revenue in the three and nine months ended September 30, 2004, respectively, to be consistent with current-period presentation. This reclassification did not have an impact to total cost of net revenue. Approximately $8.9 million of reseller and retail rebates was reclassified from a reduction to accounts receivable to accrued liabilities on the December 31, 2004 balance sheet to be consistent with current-period presentation. This reclassification did not have an impact on our working capital as of December 31, 2004. Certain other immaterial prior-period amounts have been reclassified to conform to current-period presentation.

Pro forma Stock-Based Compensation Disclosure
      As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and as amended by SFAS No. 148, “Accounting for Stock-

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Based Compensation — Transition and Disclosure,” (“SFAS 148”), we account for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock-based compensation is based on the excess of the market price on the grant date over the exercise price and is recognized ratably over the vesting period. Stock-based compensation related to non-employees is based on the fair value price of the options and is recognized ratably over the vesting period in accordance with SFAS 123.
      In calculating the estimated fair value of the stock options granted in the period and for our employee stock purchase plan (“ESPP”), we utilized the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Stock grants:
Risk free interest rate	4.0%	3.1%	3.9%	3.1%
Weighted average expected lives	4.0	4.0	4.0	4.0
Volatility	49.5%	63.0%	55.6%	63.0%
Dividend yield	—	—	—	—
ESPP:
Risk free interest rate	3.5%	2.1%	3.1%	2.0%
Weighted average expected lives	0.5	1.3	1.1	1.3
Volatility	38.0%	46.0%	40.0%	47.0%
Dividend yield	—	—	—	—
      The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to all of our stock-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income, as reported	$22,547	$118,148	$100,215	$186,318
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(9,186)	(4,924)	(24,686)	(14,910)
Add back: Stock-based compensation expense, net of tax, included in reported net income	1,988	1,445	1,384	3,155

Pro forma net income	15,349	114,669	76,913	174,563
Interest on convertible debentures, net of tax	—	1,546	—	7,561

Pro forma net income, as adjusted	$15,349	$116,215	$76,913	$182,124

Basic net income per share, pro forma	$0.09	$0.73	$0.47	$1.09

Diluted net income per share, pro forma	$0.09	$0.68	$0.46	$1.01

Basic net income per share, as reported	$0.14	$0.75	$0.61	$1.16

Diluted net income per share, as reported	$0.13	$0.70	$0.60	$1.08

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The impact on pro forma income per share and pro forma net income in the table above may not be indicative of the effect in future periods as options vest over several years and we continue to grant stock options to employees.

Accounting for Income Taxes
      At the end of each interim period we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This effective tax rate is used to determine income taxes on a current year-to-date basis. The effective tax rate may consider, as applicable, tax credits, foreign tax rates, and other available tax planning alternatives. It also includes the effect of any valuation allowance expected to be necessary at the end of the period for deferred tax assets related to originating deductible temporary differences and carryforwards. In arriving at this effective tax rate applied to interim periods no effect is included for the tax related to significant, unusual, or extraordinary items that may be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate.
      The effective tax rate is our best estimate of the tax expense (or benefit) that will be provided for the fiscal year, stated as a percentage of our estimated annual ordinary income (or loss). The tax expense (or benefit) related to ordinary income (or loss) for the interim period is determined using this estimated annual effective tax rate. The tax expense (or benefit) related to other items is individually computed and recognized when the items occur. The estimated tax rate applied to interim ordinary income (or loss) is reliant on our estimates of expected annual operating income (or loss) for the year as well as our projections of the proportion of income (or loss) earned in foreign jurisdictions which may have statutory tax rates significantly lower than tax rates applicable to our earnings in the United States. In each successive interim period, to the extent our operating results year to date and our estimates for the remainder of the fiscal year change from our original expectations regarding the proportion of earnings in various tax jurisdictions we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results.
      Tax returns are subject to audit by various taxing authorities. Although we believe that adequate accruals have been made each period for unsettled issues, additional benefits or expenses could occur in future years from resolution of outstanding matters. We record additional expenses each period on unsettled issues relating to the expected interest we would be required to pay a tax authority if we do not prevail on an unsettled issue. We continue to assess our potential tax liability included in accrued taxes in the consolidated financial statements, and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. We have classified a portion of our tax liability as non-current in the consolidated balance sheet based on the expected timing of cash payments to settle contingencies with taxing authorities.

Recent Accounting Pronouncements

Stock-based Compensation
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”) which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC extended the effective date for SFAS 123R to fiscal years beginning after June 15, 2005. Therefore, we are required to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Pro forma Stock-based Compensation Disclosure” above for the pro forma net income and net income per share amounts, in the three and nine months ended September 30, 2005 and September 30, 2004, respectively, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated results of operations.

Electronic Equipment Waste Obligations
      In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/ EC on Waste Electrical and Electronic Equipment. We adopted SFAS 143-1 during the three months ended June 30, 2005. The adoption of SFAS 143-1 did not have a material effect on our financial statements. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, we cannot estimate the effect of applying this guidance in future periods, however, we do not believe SFAS 143-1 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

The Meaning of Other-Than-Temporary Impairment
      In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We do not believe that the adoption of EITF 03-01 will have a material impact on our financial position, results of operations or cash flows; however, we will evaluate the impact of EITF 03-1 once final guidance is issued.

3.	Stock-Based Compensation
      We recorded stock-based compensation charges of $3.0 million and $2.3 million, before taxes, in the three months ended September 30, 2005 and 2004, respectively, and $2.1 million and $4.9 million, before

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
taxes, in the nine months ended September 30, 2005 and 2004, respectively. These charges are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Exchange of McAfee.com options	$1,578	$830	$790	$2,995
Repriced options	1,054	—	219	—
New and existing executives and employees	361	433	1,060	647
Former employees	—	991	—	1,132
Extended life of vested options held by terminated employees	—	—	—	146

Total stock-based compensation	$2,993	$2,254	$2,069	$4,920

      Exchange of McAfee.com options. On September 13, 2002, we acquired the minority interest in McAfee.com that we previously did not own. McAfee.com option holders received options for 0.675 of a share of our common stock plus $8.00 in cash, $11.85 after applying the option exchange ratio, which is paid to the option holder upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. The assumed options are subject to variable accounting treatment, which means that a compensation charge was measured initially at the date of the closing of the acquisition and is remeasured each reporting period based on our common stock fair market value at the end of each reporting period.
      The initial charge was based on the excess of the closing price of our common stock over the exercise price of the options less the $11.85 per share payable in cash. This compensation charge has been and will be remeasured using the same methodology until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge is recorded as an expense over the remaining vesting period of the options using the accelerated method of amortization under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Charges related to unvested options are recorded as deferred stock-based compensation in stockholders equity in the consolidated balance sheet and recognized as expense as the options vest.
      During the three months ended September 30, 2005 and 2004, we recorded a charge of approximately $1.6 million and $0.8 million, respectively, related to exchanged options subject to variable accounting. During the nine months ended September 30, 2005 and 2004, we recorded a charge of approximately $0.8 million and $3.0 million, respectively, related to exchanged options subject to variable accounting. This stock-based compensation was based on our closing stock price of $31.42 on September 30, 2005 and $20.10 on September 30, 2004. The charge in the nine months ended September 30, 2005 was due to an increase in our stock price from $28.93 at December 31, 2004 to $31.42 as of September 30, 2005, and the charge in the three months ended September 30, 2005 was due to an increase in our stock price from $26.18 on June 30, 2005. As of September 30, 2005, we had approximately 0.2 million outstanding options related to the acquisition of the minority interest in McAfee.com subject to variable accounting. Further fluctuations in the stock price may result in significant additional stock-based compensation charges or benefits in future periods.
      Repriced options. On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063 per share, the then current fair value of the stock. Options to purchase a total of 9.5 million shares were cancelled and the same number of new options were granted. These new options vested at the same rate that they would have vested under previous option plans and are subject to variable accounting. Accordingly, we have and will continue to remeasure compensation cost for these repriced options

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
until these options are exercised, cancelled or forfeited without replacement. The first valuation period began July 1, 2000.
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
      During the three months ended September 30, 2005, we recorded a charge of approximately $1.1 million, and did not record any charges or benefits in the three months ended September 30, 2004. During the nine months ended September 30, 2005, we recorded a charge of $0.2 million and did not record any charges or benefits in the nine months ended September 30, 2004. The stock-based compensation for these options was based on closing stock prices as of September 30, 2005 and 2004 of $31.42 and $20.10, respectively. The charge in the nine months ended September 30, 2005 was due to an increase in our stock price from $28.93 at December 31, 2004 to $31.42 as of September 30, 2005, and the charge in the three months ended September 30, 2005 was due to an increase in our stock price from $26.18 on June 30, 2005. There was no charge or benefit in the three months and nine months ended September, 2004 as our closing stock price from December 31, 2003 to September 30, 2004 was below $20.375. As of September 30, 2005, there were approximately 0.2 million options related to this repricing which were outstanding and subject to variable plan accounting.
      New and existing employees and executives. In the three months ended September 30, 2005, our compensation committee of our board of directors granted a total of 110,000 shares of restricted stock, which vest through September 2008, to key employees. The price of the underlying shares is $0.01 per share. In January 2005, our board of directors granted 75,000 shares of restricted stock, which vest through December 31, 2007, to our chief financial officer. The price of the underlying shares is $0.01 per share. We recorded expense of approximately $0.2 million in the three months ended September 30, 2005 and $0.6 million in the nine months ended September 30, 2005 related to the stock-based compensation associated with these restricted stock grants.
      In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock, which vested through January 2005, to our chief executive officer. The price of the underlying shares is $0.01 per share. During the three months ended September, 2005, we recorded no stock-based compensation related to the chief executive officer’s 2002 restricted stock grant compared to $0.1 million in the three months ended September 30 2004. During the nine months ended September 30, 2005 and 2004, we recorded less than $0.1 million and approximately $0.3 million, respectively, related to stock-based compensation associated with the chief executive officer’s 2002 restricted stock grant.
      In September 2004, the Company’s Chief Financial Officer and Chief Operating Officer announced that he was retiring from the Company effective December 31, 2004. Under the terms of his transition agreement, his options were modified such that all remaining unvested outstanding stock options would immediately vest on December 31, 2004 under specified conditions. The total stock based compensation charge related to this modification was approximately $1.3 million, of which $0.3 million was recorded in the three and nine months ended September 30, 2004.
      In connection with the acquisition of Foundstone in October 2004, we assumed stock options to Foundstone employees which are subject to vesting provisions as the employees provide service to us. We recognized approximately $0.1 million in the three months ended September 30, 2005, and $0.4 million in the nine months ended September 30, 2005. An additional $0.6 million will be recognized through 2008, which is subject to reduction based on employees terminating prior to the full vesting of their options.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Former employees. In November and December 2003, we extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees options continued to vest after termination and their exercise period was extended an additional 90 days, we recorded a one time stock-based compensation charge of approximately $0.1 million during the nine months ended September 30, 2004.
      As a result of the sale of the Company’s Sniffer product line (“Sniffer”) in July 2004, the Company modified the stock option agreements of several Sniffer executives by accelerating the vesting of their unvested outstanding options. As a result, the Company recorded a stock-based compensation charge of approximately $1.0 million during the three and nine months ended September 30, 2004. Since the modification was directly related to the sale of Sniffer, the stock compensation charge was reflected in the calculation of the gain on the sale of Sniffer.
      Extended life of vested options held by terminated employees. During a significant portion of 2003, we suspended exercises of stock options until our required public company reports were filed with the SEC. The period during which stock options were suspended is known as the black-out period. Due to the black-out period, we extended the exercisability of any options that would otherwise terminate during the black-out period for a period of time equal to a specified period after termination of the black-out period. Accordingly, we recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During the nine months ended September 30, 2004, we recorded a stock-based compensation charge of approximately $0.1 million.

4.	Business Combinations and Divestitures

Wireless Security Corporation
      In June 2005, we acquired 100% of the outstanding shares of Wireless Security Corporation, a provider of home and small business wireless network security products, for approximately $20.0 million in cash and $0.3 million of direct expenses, totaling $20.3 million. We acquired Wireless Security Corporation to continue to develop their patent-pending technology, introduce a new consumer offering and to utilize the technology in our small business managed solutions. The results of operations of Wireless Security Corporation have been included in our results of operations since the date of acquisition.

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

(In thousands)
Technology	$1,500
Other intangibles	300
Goodwill	13,113
Cash	129
Other assets	34
Deferred tax assets	2,004

Total assets acquired	17,080
Liabilities	38
Deferred tax liabilities	711

Total liabilities assumed	749

Net assets acquired	16,331

In-process research and development expensed	4,000

Total acquisition cost	$20,331

      We recorded approximately $4.0 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included the development of the consumer wireless security product that we introduced in the third quarter of 2005. In addition, the in-process research and development included existing wireless security offers that we plan to integrate in our small business managed solution. At the date of acquisition, we estimated that 60% of the development effort had been completed and that the remaining 40% of the development would take approximately three months to complete and would cost approximately $0.6 million. As of September 30, 2005, we had completed the remaining development efforts. The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 3.5 years or a weighted average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $1.8 million, was established at the close of the acquisition. At September 30, 2005, approximately $0.3 million had been accrued and no amounts had been paid related to this performance plan. The results of operations for Wireless Security Corporation prior to the acquisition would not have a material impact on our results of operations.

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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the transaction, we recorded approximately $27.0 million for developed technology, $1.0 million for acquired product rights, including revenue related order backlog and contracts, $0.6 million for trade names/trademarks and non-compete arrangements, $57.4 million for goodwill (none of which is deductible for tax purposes), $0.5 million for net deferred tax liabilities and $4.9 million of tangible assets, net of liabilities. The intangible assets acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of 2.0 to 6.5 years or a weighted average period of 6.4 years. We accrued $0.3 million in severance costs for employees terminated at the time of the acquisition. As of September 30, 2005, we have paid all severance costs related to the acquisition.
      As part of the Foundstone acquisition, we assumed a portion of outstanding vested and unvested Foundstone stock options. The intrinsic value of the stock options will be recognized by us through 2008 as employment services are provided. In the three and nine months ended September 30, 2005, we expensed $0.1 million and $0.4 million, respectively, related to the Foundstone stock options. At September 30, 2005, unearned compensation to be recognized by us in future periods as services are provided was $0.6 million.
      We cancelled the Foundstone stock options we did not assume, such options being held by four executives, in exchange for a cash payment equal to the intrinsic value of the cancelled stock options based on the purchase price per share. Forty percent of this amount was placed into escrow accounts for the four executives (Key Employee Escrow), along with 40% of the proceeds for the purchase of shares from the four executives. The four executives also received retention bonus payments, which were placed into Key Employee Escrow accounts. The Key Employee Escrow amounts are subject to vesting provisions from the date of acquisition through October 1, 2007. We recorded the $5.6 million paid into Key Employee Escrow as prepaid compensation, which is being recognized as compensation expense over the vesting period. In January 2005, the vesting schedule was amended such that a greater portion of the escrow amount vests within one year of the close of the transaction. In the three and nine months ended September 30, 2005, we recorded approximately $0.7 million and $2.5 million, respectively, in expense for escrow amounts vesting in the period.
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

(In thousands)
Technology	$27,000
Other intangible assets	1,600
Goodwill	57,421
Cash	920
Other assets	12,682
Deferred tax assets	10,758

Total assets acquired	110,381
Liabilities	8,727
Deferred tax liabilities	11,297

Total liabilities assumed	20,024

Net assets acquired	$90,357

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following pro forma financial information presents our combined results with Foundstone, Inc., as if the acquisition had occurred at the beginning of 2004 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

	(Unaudited)	(Unaudited)
Net revenue	$228,267	$683,442

Net income	$113,314	$175,428

Basic net income per share	$0.72	$1.09

Diluted net income per share	$0.67	$1.02

Shares used in per share calculation — basic	158,151	160,321

Shares used in per share calculation — diluted	172,103	180,192

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
      As part of the IntruVert acquisition, we cancelled all outstanding IntruVert restricted stock and outstanding stock options and agreed to make cash payments to former IntruVert employees contingent upon their continued employment with us based on the same vesting terms of their restricted stock or stock option agreements. The payments to former IntruVert employees are recorded as salary expense ratably over the vesting period since the employees are currently providing services to us. Payments under the restricted stock plan are paid monthly from an escrow account and will total approximately $3.0 million from the purchase date through the fourth quarter of 2006. For the restricted stock agreements, we recorded expense of approximately $0.1 million and $0.3 million in the three months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005 and 2004, we recorded expense of approximately $0.3 million and $1.1 million, respectively. Payments under the stock option plan are being paid monthly through our payroll, and we currently expect the payments to total $3.4 million. For stock option agreements, we recorded expense of approximately $0.2 million and $0.3 million in the three months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005 and 2004, we recorded expense of approximately $0.6 million and $1.1 million, respectively, and we anticipate that we will record an additional $0.7 million through the first quarter of 2007. Cash payments that were fully vested at the date of acquisition were included in the purchase price. If a former IntruVert employee ceases employment with us, unvested payment amounts will be returned to us.

Entercept Security Technologies, Inc.
      In April 2003, we acquired 100% of the outstanding shares of Entercept Security Technologies, Inc. (“Entercept”), a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $121.9 million in cash and $3.9 million of direct

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenses, totaling $125.8 million. We acquired Entercept to enhance our intrusion detection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in our current product offering, and sell Entercept products to our existing customer base. At the acquisition date, we accrued $2.8 million for permanently vacated facilities. A summary of activity in the restructuring accrual related to Entercept during the nine months ended September 30, 2005 is as follows (in thousands):

Balance, December 31, 2004	$594
Cash payments	(282)
Adjustments	—

Balance, September 30, 2005	$312

McAfee Labs
      In April 2005, we completed the sale of our McAfee Labs assets to SPARTA, Inc. (“SPARTA”) for $1.5 million and recognized a gain on the sale of $1.3 million for the nine months ended September 30, 2005. The carrying value of McAfee Labs assets and liabilities, which were sold in this agreement, were not significant. The operations of McAfee Labs, which are not material to our consolidated results of operations, are included in income from operations.
      In the three months ended September 30, 2005, we had no revenue from McAfee Labs compared to $1.5 million in the three months ended September 30, 2004. Revenues related to McAfee Labs were approximately $1.9 million and $4.7 million in the nine months ended September 30, 2005 and 2004, respectively.

Sniffer Technologies
      In July 2004, we completed our sale of our Sniffer product line to Network General Corporation for $212.7 million in cash, net of approximately $4.0 million in direct costs. We recorded a gain on sale of $197.4 million in 2004. Revenues related to Sniffer were approximately $10.2 million and $90.9 million, respectively, in the three and nine months ended September 30, 2004.
      In conjunction with the sale of Sniffer, we entered into a transition services agreement with Network General Corporation. Under this agreement, we provided certain transition services, including initial order processing, use of facilities, transaction processing services and certain other back office functions for one year from the purchase date. We were reimbursed for our costs plus a margin. Operating expenses under this agreement are included in general and administrative expenses, while reimbursements for such expenses are included in the caption “Reimbursement from transition services agreement” on the accompanying consolidated statements of income and comprehensive income. We recorded $0.4 million of reimbursements under the transition services agreement in the nine months ended September 30, 2005. We recorded $3.7 million in the three and nine months ended September 30, 2004. We completed our requirements under the transition services agreement in July 2005.

Magic Solutions, Inc.
      In January 2004, we completed our sale of our Magic Solutions product line to BMC Software for $47.1 million in cash. We recorded a gain of $46.2 million during the nine months ended September 30, 2004. In conjunction with the Magic sale, we paid a $1.4 million bonus to an executive related to the transaction in the nine months ended September 30, 2004. Revenues related to Magic were approximately $2.9 million in nine months ended September 30, 2004.

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
      Goodwill information is as follows (in thousands):

	December 31,	Goodwill		Effects of Foreign	September 30,
	2004	Acquired	Adjustments	Currency Exchange	2005

North America	$365,124	$13,087	$(2,685)	$257	$375,783
EMEA	41,651	—	(456)	(255)	40,940
Japan	16,397	—	(46)	—	16,351
Asia-Pacific, excluding Japan	5,567	—	(76)	—	5,491
Latin America	10,441	—	(46)	197	10,592

Total	$439,180	$13,087	$(3,309)	$199	$449,157

      The adjustment to goodwill in the nine months ended September 30, 2005 related to the Foundstone, Wireless Security Corporation, McAfee.com and Traxess acquisitions.
      The components of other intangible assets are as follows (in thousands):

	September 30, 2005				December 31, 2004

			Accumulated			Accumulated
	Weighted		Amortization			Amortization
	Average	Gross	(Including Effects	Net	Gross	(Including Effects	Net
	Useful	Carrying	of Foreign Currency	Carrying	Carrying	of Foreign Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	5.9 years	$138,682	$(83,752)	$54,930	$139,509	$(74,400)	$65,109
Trademarks, patents, customer base and other intangibles	6.5 years	90,898	(58,428)	32,470	90,335	(48,311)	42,024

		$229,580	$(142,180)	$87,400	$229,844	$(122,711)	$107,133

      The aggregate amortization expenses for the intangible assets listed above totaled $6.8 million and $6.3 million in the three months ended September 30, 2005 and 2004, respectively, and $21.8 million and $20.0 million in the nine months ended September 30, 2005 and 2004, respectively.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expected future intangible asset amortization expense as of September 30, 2005 is as follows (in thousands):

Fiscal Years:
Remainder of 2005	$6,393
2006	25,474
2007	22,437
2008	16,985
2009	10,726
Thereafter	5,385

$87,400

6.	Restructuring Charges

2005 Restructuring
      During the nine months ended September 30, 2005, we permanently vacated several leased facilities and recorded a $1.8 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, along with estimated costs associated with subleasing the vacated facility, net of estimated sublease rental income. We also recorded a restructuring charge of $0.2 million related to a reduction in headcount of approximately 14 employees.
      The following table summarizes our restructuring accrual established in 2005 and activity through September 30, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,827	216	4	2,047
Cash payments	(811)	(216)	(4)	(1,031)
Accretion	14	—	—	14

Balance, September 30, 2005	$1,030	$—	$—	$1,030

      As of September 30, 2005, $0.9 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while less than $0.1 million has been classified as other long term liabilities, and will be paid through July 2007.

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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In September 2004, we announced the move of our European headquarters to Ireland, which was substantially completed by the end of March 2005. In the third and fourth quarters of 2004, we recorded restructuring charges of $0.2 million and $2.2 million, respectively, related to the severance of approximately 80 employees. During the nine months ended September 30, 2005, we completed the move of our European headquarters to Ireland and vacated the remaining planned floors. We recorded an additional $1.4 million restructuring charge for estimated lease related costs associated with the permanently vacated facilities and a $1.4 million restructuring charge for severance costs. All of these restructuring charges were related to the EMEA operating segment
      Also in September 2004, we permanently vacated an additional two floors in our Santa Clara headquarters building. We recorded a $7.8 million accrual for the estimated lease related costs associated with the permanently vacated facility, partially offset by a $1.3 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $0.8 million related to disposals of certain leasehold improvements. The restructuring charge of $6.5 million and related cash outlay were based our management’s current estimates.
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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes our restructuring accruals established in 2004 and activity through September 30, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	7,958	3,482	417	11,857
Restructuring accrual	1,402	1,382	20	2,804
Cash payments	(2,045)	(4,864)	(332)	(7,241)
Adjustment to liability	446	—	(105)	341
Accretion	252	—	—	252

Balance, September 30, 2005	$8,013	$—	$—	$8,013

      As of September 30, 2005, $1.9 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $6.1 million has been classified as other long term liabilities, and will be paid through March 2013.

2003 Restructurings
      In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our regional headquarters facility in Plano, Texas. The facility houses employees working in finance, information technology, legal, human resources, field sales and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses. The remaining costs will generally be paid over the remaining lease term ending in 2013.
      In 2004, we adjusted the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by approximately $0.6 million in 2004, due to changes in estimates related to the sublease income to be received over the remaining lease term.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes our restructuring accrual established in 2003 and activity through September 30, 2005 (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2004	$14,217	$317	$14,534
Cash payments	(1,841)	(194)	(2,035)
Adjustment to liability	(623)	(123)	(746)
Accretion	548	—	548

Balance, December 31, 2004	12,301	—	12,301
Cash payments	(984)	—	(984)
Adjustment to liability	129	—	129
Accretion	376	—	376

Balance, September 30, 2005	$11,822	$—	$11,822

      As of September 30, 2005, $1.5 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $10.3 million has been classified as other long term liabilities and will be paid through March 2013.
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
      We have a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of September 30, 2005 and December 31, 2004.

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
      A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator — Basic net income	$22,547	$118,148	$100,215	$186,318

Numerator — Diluted net income	$22,547	$118,148	$100,215	$186,318
Interest on convertible debentures, net of tax	—	1,546	—	7,561

Net income, adjusted	$22,547	$119,694	$100,215	$193,879

Denominator — Basic
Basic weighted average common stock outstanding	166,221	158,151	164,245	160,321

Denominator — Diluted
Basic weighted average common stock outstanding	166,221	158,151	164,245	160,321
Effect of dilutive securities:
Convertible debentures	—	10,584	—	16,235
Common stock options and shares subject to repurchase(1)	4,491	3,368	4,138	3,604
Warrants	—	—	—	32

Diluted weighted average common stock outstanding	170,712	172,103	168,383	180,192

Net income per share — Basic	$0.14	$0.75	$0.61	$1.16

Net income per share — Diluted	$0.13	$0.70	$0.60	$1.08

(1)	In the three months ended September 30, 2005 and 2004, approximately 0.6 million and 6.2 million options to purchase common stock were excluded from the calculation since the effect was anti-dilutive. In the nine months ended September 30, 2005 and 2004, approximately 1.6 million and 7.0 million options to purchase common stock were excluded from the calculation since the effect was anti-dilutive.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
      Our consolidated provision for income taxes for the three months ended September 30, 2005 and 2004 was $0.1 million and $81.3 million, respectively, reflecting an effective tax rate of less than 1% and 41%, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2005 and 2004 was $25.4 million and $106.5 respectively, reflecting an effective tax rate of 20% and 36%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits, utilization of foreign tax credits, and lower effective rates in some overseas jurisdictions. In each successive interim period, to the extent our operating results year to date and our estimates for the remainder of the fiscal year change from our original expectations regarding the proportion of earnings in various tax jurisdictions we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results.
      Although we reported an effective tax rate of 20% for the nine months ended September 30, 2005, our total tax expense of $25.4 million is comprised of tax expense of $41.6 million on year to date ordinary income at an estimated 33% annual effective tax rate offset by a net tax benefit of $16.1 million from discrete items individually computed and recognized when the items occurred. The discrete items include an $18.7 million tax benefit relating to a valuation allowance release, changes in foreign, federal and state estimated tax provisions, and releases of tax reserves no longer required. Additionally, $2.6 million in tax expenses correlates to net incremental federal and state income tax expense related to our determination to repatriate no less than $350.0 million of foreign earnings, as discussed below.
      The American Jobs Creation Act of 2004 (the “Act”) provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including our year ending December 31, 2005. Certain criteria must be met to qualify for the deduction, including the establishment of a domestic reinvestment plan by the Chief Executive Officer, the approval of the plan by the Board of Directors, and the execution of the plan whereby the repatriated earnings are reinvested in the United States.
      In the third quarter of 2005, we decided to make a distribution of earnings from our foreign subsidiaries that would qualify for the repatriation provisions of the Act. We plan to repatriate no less than $350.0 million. As a result we recorded tax expense of $2.6 million, net of a $17.8 million tax benefit resulting from an expected lower tax rate under the Act on a portion of foreign earnings for which we previously in 2004 provided United States tax. We are continuing our assessment of the opportunity of the repatriation provisions for further repatriations under the Act, but do not expect to complete this assessment until the fourth quarter of 2005. The additional amount of unremitted foreign earnings that is being considered for possible repatriation and the related income tax expense is no more than $150.0 million and $9.0 million, respectively. Except for the distributions considered under the Act, we intend to indefinitely reinvest all other current and/or future earnings of our foreign subsidiaries.

11.	Business Segment Information
      We have concluded that we have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized business and consumer users, as well as resellers and distributors. Our management measures profitability based on our five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific, excluding Japan; and Latin America. The regions are evidence of the operating structure of our internal organization. The Corporate business segment includes general and administrative expenses, amortization of purchased technology and other intangibles, the provision for doubtful accounts and other indirect charges, such as the proposed legal settlement charge, acquired in-process research and development, and restructuring charges.

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We market and sell, through our geographic regions, anti-virus and security software, hardware and services. These products and services are marketed and sold worldwide primarily through resellers, distributors, systems integrators, retailers, original equipment manufacturers, internet service providers and directly by us. In addition, we offer web sites, which provide suites of on-line products and services personalized for the user based on the users’ personal computer (“PC”) configuration, attached peripherals and resident software. We also offer managed security and availability applications to corporations and governments on the Internet.
      Following is a summary of our net revenue from external customers and operating income by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net revenue by region:
North America	$145,877	$131,059	$431,396	$408,917
EMEA	72,445	61,376	199,104	174,780
Japan	21,623	12,636	58,650	38,518
Asia-Pacific, excluding Japan	8,566	10,624	27,996	27,158
Latin America	4,400	5,938	16,874	17,016

Net revenue	$252,911	$221,633	$734,020	$666,389

Operating income by region:
North America	$64,423	$47,841	$181,308	$133,528
Europe	35,019	28,737	82,543	63,555
Japan	10,350	4,272	29,480	11,815
Asia-Pacific, excluding Japan	2,418	2,208	8,771	3,051
Latin America	818	4,585	7,631	7,924
Corporate	(97,540)	122,942	(200,135)	78,951

Operating income	$15,488	$210,585	$109,598	$298,824

      The difference between operating income and income before taxes is reflected on the face of our condensed consolidated statements of income.
      Net revenue information on a product and service basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Support and maintenance	$135,861	$112,179	$380,284	$321,418
On-line subscriptions	71,795	39,512	198,247	98,716
Software licenses	17,946	26,912	66,358	125,123
Hardware	8,159	16,415	24,508	65,300
Retail	3,135	10,001	16,370	10,798
Consulting	4,953	3,619	15,290	12,222
Training	1,049	805	3,431	4,778
Other	10,013	12,190	29,532	28,034

Total	$252,911	$221,633	$734,020	$666,389

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net revenue information on a product family basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

McAfee	$252,911	$209,910	$732,169	$567,935
Sniffer	—	10,187	—	90,878
Magic	—	—	—	2,850
McAfee Labs	—	1,536	1,851	4,726

Total	$252,911	$221,633	$734,020	$666,389

12.	Litigation

General
      From time to time, we have been subject to litigation including the pending litigation described below. Our current estimated range of liability related to some of the pending litigation below is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the range of loss on the remaining pending litigation, our management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess our potential liability and revise our estimates. Pending or future litigation could be costly, could cause the diversion of our management’s attention and could upon resolution, have a material adverse effect on the business, results of operations, financial condition and cash flows.
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
      On March 22, 2002, the SEC notified us that it has commenced a “Formal Order of Private Investigation” into our accounting practices. We have been engaged in ongoing settlement discussions with the SEC. On September 29, 2005, we announced we had reserved $50.0 million in connection with a proposed settlement with the SEC and we have deposited $50.0 million in an escrow account with the SEC as the designated beneficiary. This amount is reflected as current restricted cash on our balance sheet. The proposed settlement would, among other things, require us to pay a $50.0 million penalty. No settlement with the SEC has been finalized and the amount and terms of such settlement, if any, are subject to change.

13.	Contingencies and Guarantees
      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. The following is a summary of the agreements that we have determined are within the scope of FIN 45 as of September 30, 2005:

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

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our customer. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	We have agreed to indemnify members of our board of directors, as well as our officers, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of us) by reason of the fact that they are our agent, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. We maintain insurance coverage for directors and officers liability (“D&O insurance”). No maximum liability is stipulated in these agreements that include indemnifications of members of our board of directors and our officers. We have recorded no liability associated with these indemnifications as we are not aware of any pending or threatened actions or claims against us, our members of board of directors or our officers that are probable losses in excess of amounts covered by our D&O insurance. As a result of the insurance policy coverage, we believe the estimated fair value of this indemnification agreement is minimal.

•	Under the terms of our agreement to sell Magic in January 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to this agreements

•	Under the terms of our agreement to sell Sniffer in July 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $200.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to this agreement.

•	Under the terms of our agreement to sell McAfee Labs assets in December 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities

MCAFEE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $1.5 million. We have not recorded any accruals related to this agreement.

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

Overview and Executive Summary
      We are a leading supplier of computer security solutions designed to prevent intrusions on networks and protect computer systems from a large variety of threats and attacks. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium-sized businesses and consumer users. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, (collectively referred to as “EMEA”); Japan; Asia-Pacific, excluding Japan, and Latin America. See Note 11 to our condensed consolidated financial statements for a description of revenues and operating income by geographic region.
      We derive our revenue and generate cash from customers from primarily two sources (i) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue and (ii) product revenue, which includes software license, hardware and royalty revenue. In the three months ended September 30, 2005 and 2004, our net revenue was $252.9 million and $221.6 million, respectively, and our net income was $22.5 million and $118.1 million, respectively. In the nine months ended September 30, 2005 and 2004, our net revenue was $734.0 million and $666.4 million, respectively, and our net income was $100.2 million and $186.3 million, respectively. Net income in the nine months ended September 30, 2005 was negatively impacted by the $50.0 million reserve recorded for a proposed settlement with the SEC. Net income in the nine months ended September 30, 2004 was favorably impacted by a $46.2 million gain from the sale of our Magic product line in January 2004, a $197.4 million gain from the sale of our Sniffer product line in July 2004 and insurance reimbursements of approximately $25.0 million relating to our previously settled class action lawsuit. Our net revenue is impacted by corporate IT, government and consumer spending levels. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

Sales by geography
      During the three and nine months ended September 30, 2005, 42% and 41% of our total net revenue, respectively, was generated outside of North America. North America and EMEA collectively accounted for approximately 87% and 86% of our total net revenue in the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2004, 41% and 39% of our net revenue, respectively, was generated outside of North America, with North America and EMEA collectively accounting for approximately 86% and 87% of our total net revenue in the three and nine months ended September 30, 2004, respectively.

Sales by product and customer category

•	McAfee. Our McAfee products include enterprise, small and medium-sized businesses (“SMB”) and consumer products with our enterprise products including our IntruShield intrusion protection products that were acquired in connection with the Intruvert acquisition in 2003, our Entercept host-based intrusion protection products that were acquired in connection with the Entercept acquisition in 2003, and Foundstone Risk Management products that were acquired in connection with the Foundstone acquisition in October 2004. Enterprise sales increased $12.9 million, or 20%, to $76.7 million in the three months ended September 30, 2005 from $63.8 million in the three months ended September 30, 2004. In the nine months ended September 30, 2005, Enterprise sales were $221.6 million compared to $190.0 million in the same prior-year period. SMB sales increased $5.9 million, or 11%, to $60.3 million in the three months ended September 30, 2005 from $54.4 million in the three months ended September 30, 2004. In the nine months ended September 30, 2005, SMB sales were $177.3 million compared to $170.2 million in the same prior-year period. The year over year increases reflected an increase in corporate IT spending related to security in 2005, partially offset by the impact of our perpetual-plus license model, which recognizes less revenue upfront and defers more revenue to future periods.

We continued to experience growth in the consumer market. Our consumer market is comprised of our McAfee consumer on-line subscription service and retail-boxed product sales. In the three months ended September 30, 2005, we added 1.9 million net new on-line consumer subscribers.

Net revenue from our consumer security market increased $24.2 million, or 26%, to $115.9 million in the three months ended September 30, 2005 from $91.7 million in the same prior-year period. In the nine months ended September 30, 2005, net revenue from our consumer security market was $333.2 million compared to $207.6 million in the nine months ended September 30, 2004. At September 30, 2005, we had a total on-line subscriber base of approximately 15.0 million consumer customers, compared to 13.1 million at June 30, 2005, 8.5 million at December 31, 2004 and 6.3 million at September 30, 2004. The main driver of this subscriber growth is our continued strategic relationships with channel partners, such as AOL, Comcast and Dell.

•	Sniffer Technologies. Sniffer net revenues were $90.9 million in the nine months ended September 30, 2004. In July 2004, we sold our Sniffer product line for net cash proceeds of $212.7 million. We agreed to provide certain post-closing transition services to Network General Corporation, the acquirer of the Sniffer product line. We are reimbursed for our cost plus a profit margin and present these reimbursements as a reduction of operating expenses on a separate line in our income statement. In the nine months ended September 30, 2005, we recorded approximately $0.4 million for these transition services. In the three and nine months ended September 30, 2004, we recorded $3.7 million. We completed our obligations under the transition services agreement in July 2005.

•	Magic. In the nine months ended September 30, 2004, net revenue from the sale of Magic Solutions products totaled approximately $2.9 million. We sold the assets of our Magic Solutions service desk business to BMC Software, Inc. The sale closed on January 30, 2004 and we received cash proceeds of approximately $47.1 million, net of direct expenses.

•	McAfee Labs. We sold our McAfee Labs assets to SPARTA, Inc. for $1.5 million in April 2005. Net revenue related to McAfee Labs was $1.5 million in the three months ended September 30, 2004, and approximately $1.9 million and $4.7 million in the nine months ended September 30, 2005 and 2004, respectively.
      See Note 11 to our condensed consolidated financial statements for a description of revenues on a product and service basis and a product family basis.

•	Deferred revenue balances. Our deferred revenue balance at September 30, 2005 was $656.9 million compared to $601.4 million at December 31, 2004. We believe that the deferred revenue balance improves predictability of future revenues. The approximate 9% increase is attributable to the introduction of our perpetual-plus licensing arrangements in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in mid-2003, which has resulted in the allocation of more revenue to service and support due to a change in pricing structure, partially offset by the strengthening U.S. dollar against the Euro.

•	Cash, cash equivalents and marketable securities. The balance of cash, cash equivalents and marketable securities at September 30, 2005 was $1,147.7 million compared to $924.7 million at December 31, 2004. The increase is attributable to net cash provided by operating activities of $292.7 million and cash received from the exercise of stock options and stock purchases under the stock purchase plans of $94.5 million, partially offset by our utilization of cash to (i) repurchase 2.0 million shares of common stock for approximately $47.4 million, (ii) acquire Wireless Security Corporation for approximately $20.2 million and (iii) purchase property and equipment for approximately $25.0 million. See the Liquidity and Capital Resources section below.

•	In 2005, our management is focused on, among other things: (i) continuing to build on the current momentum in the consumer market and to grow faster than the competition in the consumer space; (ii) increasing revenue from the small to medium-sized business customers by improving our channel distribution relationships; (iii) implementing cost controls and business streamlining measures required to improve operating margins; and (iv) continuing to grow our intrusion prevention business and vulnerability management businesses.
      Our McAfee Protection-in-Depth Strategy is designed to provide a complete set of system and network protection solutions differentiated by intrusion prevention technology that can detect and block known and unknown attacks. To more effectively market our products in our various geographic sales regions, as more fully described below, we have combined complementary products into separate product groups as follows:

•	McAfee System Protection Solutions, which deliver anti-virus and security products and services designed to protect systems such as desktops and servers, and

•	McAfee Network Protection Solutions, which offer products designed to maximize the performance and security of networks and network intrusion prevention with McAfee IntruShield and McAfee Foundstone. Previously, this product line included products designed to capture data, monitor network traffic and collect and report on key network statistics, and comprised a significant portion of our revenue; however, we sold our Sniffer Technologies product line to Network General Corporation in July 2004.
      The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and, until the sale of the Sniffer product line, our Sniffer Technologies network fault identification and application performance management products. We have also focused our efforts on building a full line of complementary network and system protection solutions. On the system protection side, we strengthened our anti-virus lineup by adding complementary products in the anti-spam and host intrusion prevention categories, and through our June 2005 Wireless Security Corporation acquisition, we have strengthened our solution portfolio in our consumer and small business segments. On the network protection side, we have added products in the network intrusion prevention and detection category, and through our October 2004 Foundstone acquisition, vulnerability management products and services. We continuously seek to improve and expand our product lines.
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
      McAfee System Protection Solutions also include McAfee Consumer Security, offering both traditional retail products and our on-line subscription services. Our consumer retail and on-line subscription applications allow users to protect their personal computers (“PCs”) from malicious code and other attacks, repair PCs from damage caused by viruses and spyware and block spam and other undesirable content. Our retail products are sold through retail outlets, including Best Buy, CompUSA, Costco, Dixons, Fry’s, Office Depot, Office Max, Staples, Wal-Mart and Yamada, to single users and small home offices in the form of traditional boxed product. These products include for-fee software updates and technical support services. Our on-line subscription services are delivered through the use of an Internet browser at our McAfee Consumer Online web site and through multiple on-line service providers, such as AOL and Comcast, and original equipment manufacturers (“OEMs”), such as Apple, Dell, Gateway/eMachines, NEC and Toshiba, North America.
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
Research and Development
      We are committed to malicious code and vulnerability research through our McAfee Anti-virus and AVERT organization. AVERT conducts research in the areas of host intrusion prevention, network intrusion prevention, wireless intrusion prevention, malicious code defense, security policy and management, high-performance assurance and forensics and threats, attacks, vulnerabilities and architectures.
      In April 2005, we sold the assets of McAfee Labs, our research and development organization focused on performing research for government agencies, to SPARTA, Inc. McAfee will remain as the general contractor on certain of its government contracts until government approval is obtained for SPARTA as the general contractor.
Strategic Alliances
      From time to time, we enter into strategic alliances with third parties to support our future growth plans. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. For example, we have an alliance with America Online, or AOL, under which, among other things, our on-line PC anti-virus services and our host-based email scanning services are offered to AOL members as part of their basic membership. We also provide our personal firewall services as a value-added service to AOL members. Other alliances involve Cable and Wireless, Comcast, Dell, Gateway, MSN, NEC, Telecom Italia, Telefonica and Wanadoo. As part of our NTT DoCoMo alliance, we have jointly developed technology to provide built-in anti-virus protection against mobile threats to owners of 3G FOMA handsets.
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
On-Line Subscription Services and Managed Applications
      For our on-line subscription services, customers essentially “rent” the use of our software. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are assured of using the most recent version of the software application, eliminating the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our www.mcafee.com web site where consumers download our anti-virus application using their Internet browser which allows the application to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection system with current software updates and upgrades. Our www.mcafee.com web site also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Privacy Service, as well as combinations of these services through bundles. Our on-line subscription services are also available to customers and small business through various relationships with internet service providers (“ISPs”), such as AOL and Comcast. Our business model allows for ISPs to make McAfee subscription services available as either a premium service or as a feature included in the ISP’s service. At September 30, 2005, we had approximately 15.0 million McAfee consumer on-line subscribers, which includes on-line customers obtained through our alliances with ISPs and OEMs.
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

Estimation of Sales Returns and Incentives, Allowance for Doubtful Accounts, Restructuring Accrual and Litigation
      Sales Returns and Incentives. In each accounting period, our management must make judgments and estimates of potential future product returns related to current period product revenue. We analyze and monitor current and historical return rates, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. We also budget for our sales incentives each quarter and determine amounts to be spent and we monitor amounts spent against our budgets. These estimates affect our net revenue line item on our statement of income and affect our net accounts receivable line item on our consolidated balance sheet. These estimates affect all of our operating geographies.
      At September 30, 2005, our allowance for sales returns and incentives was $27.2 million compared to $29.2 million at December 31, 2004. If our sales returns experience were to increase by an additional 1% of license revenues, our allowance for sales returns at September 30, 2005 would increase and net revenue in the nine months ended September 30, 2005 would decrease by approximately $0.7 million.
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
      At September 30, 2005, our allowance for doubtful accounts was $2.8 million compared to $2.5 million at December 31, 2004. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at September 30, 2005, our allowance for doubtful accounts and provision for bad debt expense would increase by approximately $1.1 million.
      Restructuring Accrual. During the nine months ended September 30, 2005, we permanently vacated several leased facilities and recorded a $3.8 million accrual for estimated lease related costs associated with the permanently vacated facilities. During 2004, we permanently vacated several leased facilities, including an additional two floors in our Santa Clara headquarters building and recorded an $8.7 million restructuring accrual. In 2003, as part of a consolidation of activities into our Plano, Texas facility from our headquarters in Santa Clara, California, we recorded a restructuring charge of $15.8 million. We recorded these facility restructuring charges in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Exit Costs Associated With Exit or Disposal Activities” (“SFAS 146”). In order to determine our restructuring charges and the corresponding liabilities, SFAS 146 required us to make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We developed these assumptions based on our understanding of the current real estate market in the respective locations as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If, at September 30, 2005, our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by approximately $0.2 million.
      The estimates regarding our restructuring accruals affect our current liabilities and other long-term liabilities line items in our consolidated balance sheet, since these liabilities will be settled each year through 2013. These estimates affect our statement of income in the restructuring line item. At September 30, 2005, our North America and EMEA operating segments were primarily affected by these estimates.
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

Accounting for Income Taxes
      At the end of each interim period we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This effective tax rate is used to determine income taxes on a current year-to-date basis. The effective tax rate may consider, as applicable, tax credits, foreign tax rates, and other available tax planning alternatives. It also includes the effect of any valuation allowance expected to be necessary at the end of the period for deferred tax assets related to originating deductible temporary differences and carryforwards. In arriving at this effective tax rate applied to interim periods no effect is included for the tax related to significant, unusual, or extraordinary items that may be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate.

      The effective tax rate is our best estimate of the tax expense (or benefit) that will be provided for the fiscal year, stated as a percentage of our estimated annual ordinary income (or loss). The tax expense (or benefit) related to ordinary income (or loss) for the interim period is determined using this estimated annual effective tax rate. The tax expense (or benefit) related to other items is individually computed and recognized when the items occur. The estimated tax rate applied to interim ordinary income (or loss) is reliant on our estimates of expected annual operating income (or loss) for the year as well as our projections of the proportion of income (or loss) earned in foreign jurisdictions which may have statutory tax rates significantly lower than tax rates applicable to our earnings in the United States. In each successive interim period, to the extent our operating results year to date and our estimates for the remainder of the fiscal year change from our original expectations regarding the proportion of earnings in various tax jurisdictions we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results.
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
      The net deferred tax asset as of September 30, 2005 is $436.7 million, net of a valuation allowance of $49.8 million. The valuation allowance is recorded due to the uncertainty of our ability to utilize some of the deferred tax assets related to foreign tax credits and net operating losses of acquired companies. The valuation allowance is based on our historical experience and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.
      Tax returns are subject to audit by various taxing authorities. Although we believe that adequate accruals have been made each period for unsettled issues, additional benefits or expenses could occur in future years from resolution of outstanding matters. We record additional expenses each period on unsettled issues relating to the expected interest we would be required to pay a tax authority if we do not prevail on an unsettled issue. We continue to assess our potential tax liability included in accrued taxes in the consolidated financial statements, and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. We have classified a portion of our tax liability as non-current in the consolidated balance sheet based on the expected timing of cash payments to settle contingencies with taxing authorities.

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
      Based on our most recent impairment test, there would have to be a significant change in assumptions used in such calculation in order for an impairment to occur as of September 30, 2005.
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
      Goodwill amounted to $449.2 million and $439.2 million as of September 30, 2005 and December 31, 2004, respectively. We did not hold any other indefinite-lived intangibles as of September 30, 2005 and December 31, 2004. Net finite-lived intangible assets and long-lived assets amounted to $174.3 million and $198.8 million as of September 30, 2005 and December 31, 2004, respectively.
Results of Operations

Three and Nine Months Ended September 30, 2005 and 2004

Net Revenue
      The following table sets forth, for the periods indicated, our product revenue and services and support revenue as a percent of net revenue.

	Net Revenue				Percentage of Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Product	$39,253	$65,518	$136,768	$229,256	16%	30%	19%	34%
Services and support	213,658	156,115	597,252	437,133	84	70	81	66

Net revenue	$252,911	$221,633	$734,020	$666,389	100%	100%	100%	100%

      Net revenue increased $31.3 million in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase reflected (i) a $24.2 million increase in our consumer business, (ii) a $12.9 million increase in enterprise revenue and (iii) a $5.9 million increase in our SMB revenue. These increases were partially offset by (i) the $10.2 million decrease due to the sale of our Sniffer product line in July 2004, (ii) the $1.5 million decrease due to the sale of McAfee labs in June 2005 and (iii) the introduction of our perpetual-plus licensing arrangements, which experience lower rates of up-front revenue recognition as more revenue is allocated to service and support, in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in mid-2003.
      Net revenue increased $67.6 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase reflects (i) a $125.6 million increase in our consumer business, (ii) a $31.6 million increase in our Enterprise revenue and (iii) a $7.1 million increase in our SMB revenue. These increases were partially offset by (i) the $90.9 million decrease due to the sale of our Sniffer product line in July 2004, (ii) the $2.9 million decrease due to the sale of our Magic product line in January 2004, (iii) the $2.9 million decrease due to the sale of McAfee labs and (iv) the introduction of our perpetual-plus licensing arrangements, which experience lower rates of up-front revenue recognition, in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in mid-2003.
      Net revenues from our consumer market increased during both the three and nine months ended September 30, 2005 primarily due to on-line subscriber growth from 6.3 million on-line subscribers at September 30, 2004 to 8.5 million subscribers at December 31, 2004 to 15.0 million subscribers at September 30, 2005, and also increased retail revenues due to higher levels of contract support revenue generated from our increased 2004 retail sales in connection with numerous virus outbreaks in 2003 through 2004 and due to revenue from new product offerings.

Net Revenue by Geography
      The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Net Revenue				Percentage of Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Net Revenue:
North America	$145,877	$131,059	$431,396	$408,917	58%	59%	59%	61%
EMEA	72,445	61,376	199,104	174,780	29	27	27	26
Japan	21,623	12,636	58,650	38,518	8	6	8	6
Asia-Pacific	8,566	10,624	27,996	27,158	3	5	4	4
Latin America	4,400	5,938	16,874	17,016	2	3	2	3

Total net revenue	$252,911	$221,633	$734,020	$666,389	100%	100%	100%	100%

      Net revenue outside of North America, consisting of U.S. and Canada, accounted for approximately 42% and 41% of net revenue in the three months ended September 30, 2005 and 2004, respectively, and 41% and 39% of net revenues in both the nine months ended September 30, 2005 and 2004, respectively. Net revenue from North America and EMEA has historically comprised 84% to 91% of our business. During 2004, we saw the weakening of the U.S. dollar against many currencies, but most dramatically against the Euro. As a result of the weaker U.S. dollar, we experienced positive impacts on our net revenue in the EMEA region. During the first nine months of 2005, the U.S. dollar strengthened against many currencies, especially the Euro. Although net revenue increased in the three and nine months ended September 30, 2004 compared to the same prior-year periods, these increases were offset in part by the negative impact of the stronger U.S. dollar in 2005.

      In the three months ended September 30, 2005, total net revenue in North America increased $14.8 million compared to the three months ended September 30, 2004. The increase in North American revenue was primarily related to (i) a $9.8 million increase in enterprise revenue in North America, (ii) a $9.5 million increase in consumer revenue in North America and (iii) a $4.5 million increase in SMB revenue, partially offset by (i) a $7.4 million decrease in Sniffer revenue in North America due to the sale of our Sniffer product line in July 2004 and (ii) a $1.5 million decrease in McAfee Labs revenue in North America due to the sale of McAfee Labs in April 2005.
      In the nine months ended September 30, 2005, total net revenue in North America increased 6%, or $22.5 million, compared to the nine months ended September 30, 2004. The increase in North American revenue was primarily related to (i) a $89.9 million increase in consumer revenue in North America and (ii) a $10.3 million increase in enterprise revenue in North America, partially offset by (i) a $68.0 million decrease in Sniffer revenue in North America due to the sale of our Sniffer product line in July 2004, (ii) a $4.7 million decrease in SMB revenue , (iii) a $2.9 million decrease in McAfee Labs revenue in North America due to the sale of McAfee Labs in April 2005 and (iv) a $2.1 million decrease in Magic revenue in North America due to the sale of Magic in January 2004.
      In EMEA, total net revenue increased 18% or $11.1 million in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in EMEA revenues was attributable to (i) a $6.9 million increase in our consumer revenue, (ii) a $3.3 million increase in our enterprise revenue and (iii) a $0.9 million increase in SMB revenue in EMEA.
      In EMEA, total net revenue increased 14% or $24.3 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in EMEA revenues is attributable to (i) a $16.6 million increase consumer revenue, (ii) a $12.8 million increase in enterprise revenue and (iii) a $5.4 million increase in SMB revenue, partially offset by a $9.8 million decrease in revenues related to the Sniffer product line that was sold in July 2004. In addition, we estimate that in the nine months ended September 30, 2005, we have experienced a negative impact to net revenue of approximately $5.9 million due to the strengthening of the U.S. dollar against the Euro.
      Net revenues from our consumer market in both North America and in EMEA increased during both the three and nine months ended September 30, 2005 primarily due to on-line subscriber growth and increased retail revenues due to higher levels of contract support revenue generated from our increased 2004 retail sales in connection with numerous virus outbreaks in 2003 through 2004 and new product offerings.
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

Product Revenue
      The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Product Revenue				Percentage of Product Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Term subscription licenses	$4,445	$5,790	$16,161	$33,650	11%	9%	12%	15%
Perpetual licenses	13,501	21,122	50,197	91,473	34	32	37	40
Hardware	8,159	16,415	24,508	65,300	21	25	18	28
Retail	3,135	10,001	16,370	10,798	8	15	12	5
Other	10,013	12,190	29,532	28,035	26	19	21	12

Total product revenue	$39,253	$65,518	$136,768	$229,256	100%	100%	100%	100%

      Product revenue includes revenue from software licenses, hardware, our retail products and royalties. The $26.3 million, or 40%, decrease in product revenue in the three months ended September 30, 2005 compared to the same prior-year period and the $92.5 million, or 40%, decrease in product revenue in the nine months ended September 30, 2005 compared to the same prior-year period were attributable to (i) a $9.0 million and a $58.8 million decrease in term subscription and perpetual licenses in the three and nine months ended September 30, 2005 due to the introduction of our perpetual-plus licensing arrangements in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in 2003, resulting in reduced product revenues and increased services and support revenues, (ii) a $6.9 million decrease in retail revenue in the three months ended September 30, 2005 due to our continued shift in focus from retail-boxed products to our on-line subscription model for consumers and SMB’s, and (iii) the Sniffer product line sale in July 2004 and the Magic product line sale in January 2004, partially offset by (iv) a general increase in corporate IT spending related to security. The introduction of the perpetual-plus licensing arrangement has resulted in revenue declines in the term subscription license and perpetual license revenues with a corresponding increase in services and support revenues. In addition, in April 2005 we increased our support pricing on selected consumer products, including VirusScan and McAfee Internet Security, which resulted in a decrease in product revenue in both the three and nine months ended September 30, 2005 due to allocating more revenue related to service and support and recognizing this deferred revenue ratably over the service and support period. Our hardware revenue decreased $8.3 million, or 50%, in the three months ended September 30, 2005 compared to the same prior-year period and decreased $40.8 million, or 62%, in the nine months ended September 30, 2005 compared to the same prior-year period primarily due to the Sniffer product line sale in July 2004.
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

					Percentage of Service and
	Service and Support Revenue				Support Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Support and maintenance	$135,861	$112,179	$380,284	$321,418	64%	72%	64%	74%
Consulting	4,953	3,619	15,290	12,222	2	2	2	3
Training	1,049	805	3,431	4,778	—	1	1	1
On-line subscriptions	71,795	39,512	198,247	98,715	34	25	33	22

Total service and support revenue	$213,658	$156,115	$597,252	$437,133	100%	100%	100%	100%

      Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. The $57.5 million, or 37%, increase in service and support revenue in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was attributable to (i) $32.3 million increase in our on-line subscription arrangements and (ii) a $23.7 million increase in support and maintenance primarily due to our perpetual-plus licensing model. The $160.1 million, or 37%, increase in service and support revenue in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was attributable to (i) $99.5 million increase in our on-line subscription arrangements and (ii) a $58.9 million increase in support and maintenance primarily due to our perpetual-plus licensing model. In addition, in April 2005 we increased our support pricing on selected consumer products, including VirusScan and McAfee Internet Security, which contributed to the increase in service and support revenue in both the three and nine months ended September 30, 2005. The increase in our on-line subscription arrangements was due to an increase in our on-line customer base to approximately 15.0 million subscribers at September 30, 2005 from 6.3 million subscribers at September 30, 2004, as well as an increase in our McAfee Managed VirusScan on-line service for small to medium-sized businesses. The increase in customers was primarily due to our continued channel relationships with AOL, Dell and others.
      Our future profitability and rate of growth, if any, will be directly affected by increased price competition and the size of our revenue base. Our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenues and operating results would be adversely affected. Additionally, support pricing under the perpetual-plus model is significantly higher than the previous subscription model. In the event customers choose not to renew their support arrangements or renew such arrangements at other than the contractual rates, revenue recognition under the perpetual-plus model could be negatively impacted.

Cost of Net Revenue; Gross Margin.

					Percentage of Cost of
	Cost of Net Revenue				Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Cost of net revenue:
Product	$10,282	$16,047	$38,793	$54,831	28%	47%	35%	50%
Services and support	22,873	15,414	62,139	44,717	62	45	55	41
Amortization of purchased Technology	3,938	2,812	11,674	9,481	10	8	10	9

Total cost of net revenue	$37,093	$34,273	$112,606	$109,029	100%	100%	100%	100%

Gross margin	$215,818	$187,360	$621,414	$557,360

Gross margin percentage	85%	85%	85%	84%

Cost of Product Revenue
      Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and, with respect to hardware-based anti-virus and security products, computer platforms and other hardware components. Both the $5.8 million decrease in the cost of product revenue in the three months ended September 30, 2005 compared to the same prior-year period and the $16.0 million decrease in the cost of product revenue in the nine months ended September 30, 2005 compared to the same prior-year period were primarily attributable to (i) the sale of the Sniffer product line in July 2004, (ii) the change in the mix of our revenues with a shift from product revenues to service and support revenues and (iii) renegotiation of contracts with our manufacturers.
      We anticipate that cost of product revenue will continue to fluctuate as a percent of cost of net revenue due to various factors including product mix, material and labor costs and warranty costs.

Cost of Services and Support
      Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services, and costs related to the sale of on-line subscription arrangements, including revenue sharing arrangements and royalties paid to our on-line strategic partners. Cost of services and support revenue increased $7.5 million in the three months ended September 30, 2005 compared to the same prior-year period and $17.4 million in the nine months ended September 30, 2005 compared to the same prior-year period due to an increase in revenue sharing arrangements and royalties paid to our on-line strategic partners, which was partially offset by reduced support and consulting headcount as a result of the sale of the Magic product line in January 2004 and the Sniffer product line in July 2004, as well as on-going cost reduction efforts. Cost of services and support have increased as a percentage of total cost of net revenue primarily as a result of the increase in revenue sharing arrangements and royalty payments to our on-line strategic partners. We anticipate that cost of service revenue will continue to fluctuate as a percentage of cost of net revenue.

Amortization of Purchased Technology
      Amortization of purchased technology increased $1.1 million, or 40%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and $2.2 million, or 23%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increases in both periods were attributable to our acquisition of Foundstone in October 2004, for which we recorded purchased technology of $27.0 million and to our acquisition of Wireless Security Corporation in June 2005, for which we recorded purchased technology of $1.5 million. The purchased technology is being amortized over its estimated useful life of up to seven years. Amortization of purchased technology for the remainder of 2005 is expected to be approximately $3.8 million.

Gross Margins
      Our gross margins were 85% in both the three and nine months ended September 30, 2005 and 85% and 84% in the three and nine months ended September 30, 2004, respectively. Gross margins may fluctuate in the future due to various factors, including the mix of products sold, sales discounts, revenue sharing agreements, material and labor costs and warranty costs.

Operating Costs — Three and Nine Months Ended September 30, 2005 and 2004
      The following sets forth for the periods indicated, each major category of our operating expenses:

	Operating Expenses				Percentage of Net Revenue

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(In thousands, except percentages)
Research and development(1)	$46,960	$38,989	$130,074	$128,714	19%	18%	18%	19%
Marketing and sales(2)	71,878	82,945	219,198	272,017	29	37	30	41
General and administrative(3)	28,258	34,248	92,025	96,684	11	15	13	15
Proposed legal settlement charge	50,000	—	50,000	—	20	—	7	—
In-process research and development	—	—	4,000	—	—	—	—	—
Amortization of intangibles	2,876	3,448	10,109	10,537	1	1	1	2
Restructuring charge (benefit)	(10)	8,681	5,962	11,841		4	1	2
Provision for (recovery of) doubtful accounts, net	159	(686)	1,309	(12)	—	—	—	—
Loss (gain) on sale of assets and technology	212	(195,875)	(499)	(241,279)	—	(88)	—	(36)
Severance costs related to Sniffer disposition(4)	—	8,696	—	8,696	—	4	—	—
Reimbursement from transition services agreement	(3)	(3,671)	(362)	(3,671)	—	(2)	—	—
Reimbursement related to litigation settlement	—	—	—	(24,991)	—	—	—	(4)

Total operating costs, including the effects of stock-based compensation	$200,330	$(23,225)	$511,816	$258,536	80%	(11)%	70%	39%

(1)	Includes stock-based compensation charges of $1,808 and $575 for the three months ended September 30, 2005 and 2004, respectively, and $569 and $2,147 for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Includes stock-based compensation charges of $480 and $203 for the three months ended September 30, 2005 and 2004, respectively, and $188 and $890 for the nine months ended September 30, 2005 and 2004, respectively.

(3)	Includes stock-based compensation charges of $705 and $485 for the three months ended September 30, 2005 and 2004, respectively, and $1,312 and $892 for the nine months ended September 30, 2005 and 2004, respectively.

(4)	Includes stock-based compensation charges of $991 for the three and nine months ended September 30, 2004.

Research and Development
      Research and development expenses consist primarily of salary, benefits and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. Research and development expenses increased $8.0 million, or 20%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase was attributable to (i) an overall increase in staffing dedicated to research and development activities, including a $0.5 million increase in headcount related to the acquisition of Foundstone, (ii) a $1.2 million increase in stock-based compensation and (iii) increased use of outside services for language translations.
      Research and development expenses increased $1.4 million, or 1%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was primarily attributable to an increase in average headcount dedicated to research and development activities, which included an increase of $1.4 million specifically related to the acquisition of Foundstone. The increase in compensation expense was partially offset by a $1.6 million decrease in stock-based compensation.
      We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to remain relatively flat in future periods and continue to fluctuate as a percentage of net revenue.

Marketing and Sales
      Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. Marketing and sales expenses decreased $11.1 million, or 13%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease reflected (i) decreased commissions totaling $4.1 million due to a greater percentage of our business being from the on-line consumer market, decreased headcount dedicated to sales activities and a change in our compensation plans for our sales personnel, (ii) a decrease in average headcount dedicated to marketing and sales activities and (iii) reduced spending on sales and marketing programs due to our cost reduction initiatives.
      Marketing and sales expenses decreased $52.8 million, or 19%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease reflected (i) decreased commissions totaling $14.4 million due to a greater percentage of our business being from the on-line consumer market and due to the Sniffer product line sale in July 2004, (ii) a $9.5 million decrease in compensation expense due to the Sniffer product line sale in July 2004 (iii) a $0.4 million decrease in compensation expense due to the Magic product line sale in January 2004, (iv) a $0.7 million decrease in stock-based compensation, (v) general headcount reductions and (vi) reduced spending on sales and marketing programs due to our cost reduction initiatives.
      We anticipate that marketing and sales expenses will increase in absolute dollars and stay flat as a percentage of revenues in the remainder of 2005.

General and Administrative
      General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. General and administrative expenses decreased $6.0 million, or 17%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to (i) a $1.0 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, (ii) general cost reduction efforts and (iii) decreased average headcount dedicated to general and administrative activities. Also, in the three months ended September 30, 2004, we incurred fees related to the divestiture of Sniffer and we incurred increased legal fees due to our SEC investigation.
      General and administrative expenses decreased $4.7 million, or 5%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to a $1.4 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act and decreased average headcount dedicated to general and administrative activities, partially mitigated by a $0.4 million increase in stock compensation. Also, in the nine months ended September 30, 2004, we had (i) $1.2 million of expense related to consultants assisting with our cost reduction strategy implemented in the prior year, (ii) fees incurred in the divestiture of Sniffer and (iii) increased legal fees due to our SEC investigation. The remaining decrease is attributable to general cost reduction efforts.
      We expect our general and administrative expenses will vary as a percentage of revenue as we continue to implement cost control measures and remediate issues identified as part of our efforts to comply with the Sarbanes-Oxley Act.

Proposed legal settlement charge
      On March 22, 2002, the Securities and Exchange Commission (“SEC”) notified us that it has commenced a “Formal Order of Private Investigation” into our accounting practices. We have been engaged in ongoing settlement discussions with the SEC. On September 29, 2005, we announced we had reserved $50.0 million in connection with a proposed settlement with the SEC. The proposed settlement would, among other things, require us to pay a $50.0 million penalty. No settlement with the SEC has been finalized and the amount and terms of such settlement, if any, are subject to change. Although we have been advised that the staff of the SEC will recommend acceptance of the proposal, the SEC remains free to accept or reject it.

In-process research and development
      During the nine months ended September 30, 2005, we expensed $4.0 million of in-process research and development related to the acquisition of Wireless Security Corporation in June 2005. At the time of the acquisition, the ongoing project included the development of the consumer wireless security product that we plan to integrate in our small business managed VirusScan solution. This consumer wireless security product enables shared-key mode of security on single or multiple access points and automatically distributes the key to stations that would like to join the network. At the date of acquisition, we estimated that, on average, 60% of the development effort had been completed and that the remaining 40% of the development would take approximately three months to complete and would cost approximately $0.6 million. As of September 30, 2005, we have completed the remaining development efforts. The efforts required to complete the development of these projects principally related to new access points configuration, useability improvements, product localization, integration with McAfee security center agents and integration with McAfee installation applications. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to the efficiencies resulting from the combined sales force or the use of our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 42% and excluding the value attributable to the use of the in-process technologies in future products.

Amortization of intangibles
      We recorded $2.9 million and $3.4 million of amortization related to intangibles for the three months ended September 30, 2005 and 2004, respectively. We recorded $10.1 million and $10.5 million of amortization related to intangibles for the nine months ended September 30, 2005 and 2004, respectively. The decreases are attributable to older intangibles becoming fully amortized.

Restructuring Charge

2005 Restructuring
      During the nine months ended September 30, 2005, we permanently vacated several leased facilities and recorded a $1.8 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, along with estimated costs associated with subleasing the vacated facility, net of estimated sublease rental income. We also recorded a restructuring charge of $0.2 million related to a reduction in headcount of approximately 14 employees.
      The following table summarizes our restructuring accrual established in 2005 and activity through September 30, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	other benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,827	216	4	2,047
Cash payments	(811)	(216)	(4)	(1,031)
Accretion	14	—	—	14

Balance, September 30, 2005	$1,030	$—	$—	$1,030

      As of September 30, 2005, $0.9 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while less than $0.1 million has been classified as other long term liabilities, and will be paid through July 2007.

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
      In September 2004, we announced the move of our European headquarters to Ireland, which was substantially completed by the end of March 2005. In the third and fourth quarters of 2004, we recorded restructuring charges of $0.2 million and $2.2 million, respectively, related to the severance of approximately 80 employees. During the nine months ended September 30, 2005, we completed the move of our European headquarters to Ireland and vacated the remaining planned floors. We recorded an additional $1.4 million restructuring charge for estimated lease related costs associated with the permanently vacated facilities and a $1.4 million restructuring charge for severance costs. All of these restructuring charges were related to the EMEA operating segment
      Also in September 2004, we permanently vacated an additional two floors in our Santa Clara headquarters building. We recorded a $7.8 million accrual for the estimated lease related costs associated with the permanently vacated facility, partially offset by a $1.3 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $0.8 million related to disposals of certain leasehold improvements. The restructuring charge of $6.5 million and related cash outlay were based our management’s current estimates.
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
      The following table summarizes our restructuring accruals established in 2004 and activity through September 30, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	7,958	3,482	417	11,857
Restructuring accrual	1,402	1,382	20	2,804
Cash payments	(2,045)	(4,864)	(332)	(7,241)
Adjustment to liability	446	—	(105)	341
Accretion	252	—	—	252

Balance, September 30, 2005	$8,013	$—	$—	$8,013

      As of September 30, 2005, $1.9 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $6.1 million has been classified as other long term liabilities, and will be paid through March 2013.

2003 Restructurings
      In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our regional headquarters facility in Plano, Texas. The facility houses employees working in finance, information technology, legal, human resources, field sales and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses. The remaining costs will generally be paid over the remaining lease term ending in 2013.
      In 2004, we adjusted the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by approximately $0.6 million in 2004, due to changes in estimates related to the sublease income to be received over the remaining lease term.

      The following table summarizes our restructuring accrual established in 2003 and activity through September 30, 2005 (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2004	$14,217	$317	$14,534
Cash payments	(1,841)	(194)	(2,035)
Adjustment to liability	(623)	(123)	(746)
Accretion	548	—	548

Balance, December 31, 2004	12,301	—	12,301
Cash payments	(984)	—	(984)
Adjustment to liability	129	—	129
Accretion	376	—	376

Balance, September 30, 2005	$11,822	$—	$11,822

      As of September 30, 2005, $1.5 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $10.3 million has been classified as other long term liabilities and will be paid through March 2013.
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

Loss (gain) on Sale of Assets and Technology
      We recognized a gain of approximately $1.3 million in the nine months ended September 30, 2005 related to the sale of our McAfee Labs assets to SPARTA, Inc. The gain was partially offset by the write-off of other fixed assets of $0.8 million in the nine months ended September 30, 2005. In January 2004, we recognized a gain of approximately $46.2 million related to our sale of our Magic product line to BMC Software. In July, 2004, we completed the sale of our Sniffer product line to Network General, and as a result, recognized a gain of approximately $197.4 million. Theses gains were offset by a write-off of equipment of approximately $2.3 million.

Litigation Settlement
      During the nine months ended September 30, 2004, we received insurance reimbursements of approximately $25.0 million from our insurance carriers. The reimbursements were a result of our insurance coverage related to the class action lawsuit we settled in 2003.

Provision for Income Taxes
      Our consolidated provision for income taxes for the three months ended September 30, 2005 and 2004 was $0.1 million and $81.3 million, respectively, reflecting an effective tax rate of less than 1% and 41%, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2005 and 2004 was $25.4 million and $106.5 respectively, reflecting an effective tax rate of 20% and 36%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits, utilization of foreign tax credits, and lower effective rates in some overseas jurisdictions. In each successive interim period, to the extent our operating results year to date and our estimates for the remainder of the fiscal year change from our original expectations regarding the proportion of earnings in various tax jurisdictions we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results.
      Although we reported an effective tax rate of 20% for the nine months ended September 30, 2005, our total tax expense of $25.4 million was comprised of tax expense of $41.6 million on year to date ordinary income at an estimated 33% annual effective tax rate offset by a net tax benefit of $16.1 million from discrete items individually computed and recognized when the items occurred. The discrete items include an $18.7 million tax benefit relating to a valuation allowance release, changes in foreign, federal and state estimated tax provisions, and releases of tax reserves no longer required. Additionally, $2.6 million in tax expenses correlates to net incremental federal and state income tax expense related to our determination to repatriate no less than $350.0 million of foreign earnings, as discussed below.
      The American Jobs Creation Act of 2004 (the “Act”) provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including our year ending December 31, 2005. Certain criteria must be met to qualify for the deduction, including the establishment of a domestic reinvestment plan by the Chief Executive Officer, the approval of the plan by the Board of Directors, and the execution of the plan whereby the repatriated earnings are reinvested in the United States.
      In the third quarter of 2005, we decided to make a distribution of earnings from our foreign subsidiaries that would qualify for the repatriation provisions of the Act. We plan to repatriate no less than $350.0 million. As a result we recorded tax expense of $2.6 million, net of a $17.8 million tax benefit resulting from an expected lower tax rate under the Act on a portion of foreign earnings for which we previously in 2004 provided United States tax. We are continuing our assessment of the opportunity of the repatriation provisions for further repatriations under the Act, but do not expect to complete this assessment until the fourth quarter of 2005. The additional amount of unremitted foreign earnings that is being considered for possible repatriation and the related income tax expense is no more than $150.0 million and $9.0 million, respectively. Except for the distributions considered under the Act, we intend to indefinitely reinvest all other current and/or future earnings of our foreign subsidiaries.

Stock-Based Compensation
      We recorded stock-based compensation charges of $3.0 million and $2.3 million, before taxes, in the three months ended September 30, 2005 and 2004, respectively, and $2.1 million and $4.9 million, before taxes, in the nine months ended September 30, 2005 and 2004, respectively. These charges are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Exchange of McAfee.com options	$1,578	$830	$790	$2,995
Repriced options	1,054	—	219	—
New and existing executives and employees	361	433	1,060	647
Former employees	—	991	—	1,132
Extended life of vested options held by terminated employees	—	—	—	146

Total stock-based compensation	$2,993	$2,254	$2,069	$4,920

      Exchange of McAfee.com options. On September 13, 2002, we acquired the minority interest in McAfee.com that we previously did not own. McAfee.com option holders received options for 0.675 of a share of our common stock plus $8.00 in cash, $11.85 after applying the option exchange ratio, which is paid to the option holder upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. The assumed options are subject to variable accounting treatment, which means that a compensation charge was measured initially at the date of the closing of the acquisition and is remeasured each reporting period based on our common stock fair market value at the end of each reporting period.
      The initial charge was based on the excess of the closing price of our common stock over the exercise price of the options less the $11.85 per share payable in cash. This compensation charge has been and will be remeasured using the same methodology until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge is recorded as an expense over the remaining vesting period of the options using the accelerated method of amortization under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Charges related to unvested options are recorded as deferred stock-based compensation in stockholders equity in the consolidated balance sheet and recognized as expense as the options vest.
      During the three months ended September 30, 2005 and 2004, we recorded a charge of approximately $1.6 million and $0.8 million, respectively, related to exchanged options subject to variable accounting. During the nine months ended September 30, 2005 and 2004, we recorded a charge of approximately $0.8 million and $3.0 million, respectively, related to exchanged options subject to variable accounting. This stock-based compensation was based on our closing stock price of $31.42 on September 30, 2005 and $20.10 on September 30, 2004. The charge in the nine months ended September 30, 2005 was due to an increase in our stock price from $28.93 at December 31, 2004 to $31.42 as of September 30, 2005, and the charge in the three months ended September 30, 2005 was due to an increase in our stock price from $26.18 on June 30, 2005. As of September 30, 2005, we had approximately 0.2 million outstanding options related to the acquisition of the minority interest in McAfee.com subject to variable accounting. Further fluctuations in the stock price may result in significant additional stock-based compensation charges or benefits in future periods.
      Repriced options. On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063 per share, the then current fair value of the stock. Options to purchase a total of 9.5 million shares were cancelled and the same number of new options were granted. These new options vested at the same rate that they would have vested under previous option plans and are subject to variable accounting. Accordingly, we have and will continue to remeasure compensation cost for these repriced options until these options are exercised, cancelled or forfeited without replacement. The first valuation period began July 1, 2000.
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
      During the three months ended September 30, 2005, we recorded a charge of approximately $1.1 million, and did not record any charges or benefits in the three months ended September 30, 2004. During the nine months ended September 30, 2005, we recorded a charge of $0.2 million and did not record any charges or benefits in the nine months ended September 30, 2004. The stock-based compensation for these options was based on closing stock prices as of September 30, 2005 and 2004 of $31.42 and $20.10, respectively. The charge in the nine months ended September 30, 2005 was due to an increase in our stock price from $28.93 at December 31, 2004 to $31.42 as of September 30, 2005, and the charge in the three months ended September 30, 2005 was due to an increase in our stock price from $26.18 on June 30, 2005. There was no charge or benefit in the three months and nine months ended September, 2004 as our closing stock price from December 31, 2003 to September 30, 2004 was below $20.375. As of September 30, 2005, there were approximately 0.2 million options related to this repricing which were outstanding and subject to variable plan accounting.
      New and existing employees and executives. In the three months ended September 30, 2005, our compensation committee of our board of directors granted a total of 110,000 shares of restricted stock, which vest through September 2008, to key employees. The price of the underlying shares is $0.01 per share. In

January 2005, our board of directors granted 75,000 shares of restricted stock, which vest through December 31, 2007, to our chief financial officer. The price of the underlying shares is $0.01 per share. We recorded expense of approximately $0.2 million in the three months ended September 30, 2005 and $0.6 million in the nine months ended September 30, 2005 related to the stock-based compensation associated with these restricted stock grants.
      In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock, which vested through January 2005, to our chief executive officer. The price of the underlying shares is $0.01 per share. During the three months ended September, 2005, we recorded no stock-based compensation related to the chief executive officer’s 2002 restricted stock grant compared to $0.1 million in the three months ended September 30 2004. During the nine months ended September 30, 2005 and 2004, we recorded less than $0.1 million and approximately $0.3 million, respectively, related to stock-based compensation associated with the chief executive officer’s 2002 restricted stock grant.
      In September 2004, the Company’s Chief Financial Officer and Chief Operating Officer announced that he was retiring from the Company effective December 31, 2004. Under the terms of his transition agreement, his options were modified such that all remaining unvested outstanding stock options would immediately vest on December 31, 2004 under specified conditions. The total stock based compensation charge related to this modification was approximately $1.3 million, of which $0.3 million was recorded in the three and nine months ended September 30, 2004.
      In connection with the acquisition of Foundstone in October 2004, we assumed stock options to Foundstone employees which are subject to vesting provisions as the employees provide service to us. We recognized approximately $0.1 million in the three months ended September 30, 2005, and $0.4 million in the nine months ended September 30, 2005. An additional $0.6 million will be recognized through 2008, which is subject to reduction based on employees terminating prior to the full vesting of their options.
      Former employees. In November and December 2003, we extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees options continued to vest after termination and their exercise period was extended an additional 90 days, we recorded a one time stock-based compensation charge of approximately $0.1 million during the nine months ended September 30, 2004.
      As a result of the sale of the Company’s Sniffer product line (“Sniffer”) in July 2004, the Company modified the stock option agreements of several Sniffer executives by accelerating the vesting of their unvested outstanding options. As a result, the Company recorded a stock-based compensation charge of approximately $1.0 million during the three and nine months ended September 30, 2004. Since the modification was directly related to the sale of Sniffer, the stock compensation charge was reflected in the calculation of the gain on the sale of Sniffer.
      Extended life of vested options held by terminated employees. During a significant portion of 2003, we suspended exercises of stock options until our required public company reports were filed with the SEC. The period during which stock options were suspended is known as the black-out period. Due to the black-out period, we extended the exercisability of any options that would otherwise terminate during the black-out period for a period of time equal to a specified period after termination of the black-out period. Accordingly, we recorded a stock-based compensation charge on the date the options should have terminated based on the intrinsic value of the option on the modification date and the option price. During the nine months ended September 30, 2004, we recorded a stock-based compensation charge of approximately $0.1 million.

Recent Accounting Pronouncements
      See Note 2 to the condensed consolidated financial statements.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,

	2005	2004

Net cash provided by operating activities	$292,652	$271,751
Net cash provided by (used in) investing activities	(170,719)	160,089
Net cash provided by (used in) financing activities	47,102	(420,504)

Overview
      At September 30, 2005, we had cash and cash equivalents totaling $440.4 million, as compared to $291.2 million at December 31, 2004. In the nine months ended September 30, 2005, we generated positive operating cash flows of $292.7 million and received cash of $94.5 million related to our employee stock purchase plan and option exercises under our employee stock option plans. Uses of cash during the nine-month period included the repurchase of common stock of $47.4 million, net purchases of marketable securities of $77.0 million, the acquisition of Wireless Security Corporation for $20.2 million, and purchases of property and equipment of $25.0 million. A more detailed discussion of changes in our liquidity follows.

Operating Activities
      Net cash provided by operating activities in the nine months ended September 30, 2005 and 2004 was the result of our net income of $100.2 million and $186.3 million, respectively, which is adjusted for non-cash items such as depreciation and amortization, non-cash restructuring charges, acquired in-process research and development, deferred taxes, non-cash loss on marketable securities, stock-based compensation and changes in various assets and liabilities such as accounts payable, accounts receivable, other current assets and deferred revenue.
      Our historical and primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 38 days and 35 days in the three months ended September 30, 2005 and 2004, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In the nine months ended September 30, 2005 and in 2004, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”
      The increase in cash related to accounts payable, accrued taxes and other liabilities was $10.6 million. Our operating cash flows, including changes in accounts payable and accrued liabilities, is impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the nine months ended September 30, 2005 and 2004, we did not make any significant changes to our payment timing to our vendors.
      Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of September 30, 2005, approximately $474.9 million was held outside the United States. The American Jobs Creation Act of 2004 (the “Act”) provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including our year ending December 31, 2005. In the third quarter of 2005, we decided to make a distribution of earnings from our foreign subsidiaries that would qualify for the repatriation provisions of the Act. We plan to repatriate no less than $350.0 million.
      Our working capital, defined as current assets minus current liabilities, was $625.4 million and $259.9 million at September 30, 2005 and December 31, 2004, respectively. The increase in working capital of approximately $365.5 million from December 31, 2004 to September 30, 2005 is primarily attributable to a $402.0 million increase in cash and short-term marketable securities balances and a $50.0 million increase in current restricted cash offset by a decrease of $40.1 million in net accounts receivable due to customer payments and a $47.1 million increase in current deferred revenue. Our perpetual-plus licensing model, now introduced worldwide, results in less revenue recognition up-front, therefore causing increases in our deferred revenue.
      We are currently under SEC and Department of Justice investigations and have been engaged in ongoing settlement discussions with the SEC. A proposed settlement amount of $50.0 million has been discussed; however, a settlement with the SEC has not been finalized and the amount and terms of such settlement, if any, are subject to change.
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

Investing Activities
      A summary of our investing activities at September 30, 2005 and 2004 is as follows (in thousands).

	Nine Months Ended
	September 30,

	2005	2004

Purchase of marketable securities	$(565,824)	$(841,772)
Proceeds from sale and maturity of marketable securities	488,853	761,485
Proceeds from sale of assets and technology	1,500	259,839
Acquisitions, net of cash acquired	(20,200)	—
Purchase of property and equipment	(25,041)	(19,700)
Decrease in restricted cash	(50,007)	265
Other	—	(28)

Net cash (used in) provided by investing activities	$(170,719)	$160,089

Investments
      We made net purchases of our marketable securities of $77.0 million and $80.3 million in the nine months ended September 30, 2005 and 2004, respectively. We have classified our investment portfolio as “available for sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, fixed income and U.S. government agency securities. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity and sale of our investments has no material impact on our overall liquidity.

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

Property and Equipment
      The $25.0 million of property and equipment purchased during the nine months ended September 30, 2005 was primarily for upgrades of our existing accounting system and equipment for our new facility in Ireland. In the nine months ended September 30, 2004, we purchased $19.7 million of equipment to update hardware for our employees and enhance various back office systems, including the finalization of our customer relationship management system, and equipment for our Bangalore research and development facility.
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

Proceeds from Sale of Assets and Technology
      We completed the sale of McAfee Labs in April 2005, and as result, recognized a gain of approximately $1.3 million in the nine months ended September 30, 2005. We received net cash proceeds of $1.5 million related to the sale. We completed the sale of the Magic product line to BMC Software in January 2004, and as a result, recognized a gain of approximately $46.2 million in the nine months ended September 30, 2004. We received net cash proceeds of approximately $47.1 million related to the sale.
      In July 2004, we completed the sale of our Sniffer product line to Network General Corporation, and as a result, recognized a gain of approximately $197.4 million. We received net cash proceeds of approximately $212.7 million related to the sale.

Restricted Cash
      The current restricted cash balance of $50.0 million at September 30, 2005 reflects the amount we have placed in escrow for a proposed settlement with the SEC. We have had preliminary settlement discussions with the SEC related to the investigation into our accounting practices, however, settlement with the SEC has not been finalized and this amount is subject to change. The $50.0 million placed in escrow for the proposed settlement with the SEC (see Note 12 to our condensed consolidated financial statements) is reflected as cash used in investing activities on our statement of cash flows. If the proposed legal settlement is approved by the SEC, the $50.0 million escrow will be released, and at this time, this will be reflected as cash provided by investing activities of $50.0 million and cash used in operating activities of $50.0 million. We had no current restricted cash balance at December 31, 2004.
      The non-current restricted cash balance of $0.6 million at September 30, 2005 and December 31, 2004 consists primarily of cash collateral related to Entercept building rent expense and our workers’ compensation insurance coverage.

Financing Activities
      A summary of our financing activities at September 30, 2005 and 2004 is as follows (in thousands).

	Nine Months Ended
	September 30,

	2005	2004

Proceeds from issuance of stock from option and stock purchase plans	$94,453	$66,935
Redemption of convertible debt	—	(265,623)
Repurchase of common stock	(47,351)	(221,816)

Net cash provided by (used in) financing activities	$47,102	$(420,504)

Stock Option and Stock Purchase Plans
      Cash flows from financing activities in the nine months ended September 30, 2005 and 2004 included the receipt of $94.5 million and $66.9 million, respectively, of cash related to exercises of stock options and stock purchases from the employee stock purchase plan. Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. For example, we received cash proceeds from these plans in the amount of $113.8 million and $35.4 million in 2004 and 2003, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.
      As our stock price rises, more participants are “in the money” in their options, and thus, more likely to exercise their options, which results in cash to us. As our stock price decreases, more of our employees are “out of the money” or “under water” in regards to their options, and therefore, choose not to exercise options, which results in no cash received by us.

Repurchase of Common Stock
      In April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market from time to time until August 2006, depending upon market conditions, share price and other factors. Prior to this additional authorization, in November 2003 our board of directors had authorized the repurchase of up to $150.0 million of our common stock in the open market through November 2005, and in August 2004, our board of directors had authorized the repurchase of up to an additional $200.0 million of our common stock in the open market through August 2006. During the nine months ended September 30, 2005, we used $47.4 million to repurchase 2.0 million shares of our common stock in the open market. During the nine months ended September 30, 2004, we used $221.8 million to repurchase 12.7 million shares of our common stock in the open market.

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
      On August 20, 2004, we redeemed the remaining portion of our outstanding Notes for approximately $265.6 million in cash. Prior to the redemption date, approximately $83.4 million in aggregate principal amount of the Notes were converted to approximately 4.6 million of our common shares. In the three and nine months ended September 30, 2004, we recorded a loss on redemption of the Notes of approximately $15.1 million. The loss was the result of the write-off of unamortized debt issuance costs, fair value adjustment of the debt and premium paid for redemption.
      We kept our interest rate swap intact. Therefore, the swap was accounted for as a speculative investment with gains and losses being recorded in our statement of income. The swap agreement provided that if the five day average closing price of our common stock equaled or exceed $22.59, the swap would automatically terminate. On October 27, 2004, the swap automatically terminated under the terms of the swap agreement as our five day average common stock price equaled $22.59.
Line of Credit
      We have a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding as of September 30, 2005.
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
We Are Subject to Intense Competition in the System and Network Protection Markets, and We Expect to Face Increased Competition in the Future.
      The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. We face competition in specific product markets. Principal competitors include:

•	in the system protection market, which includes our anti-virus and risk assessment and vulnerability management solutions, Symantec and Computer Associates. Trend Micro remains the strongest competitor in the Asian anti-virus market and recently entered the U.S. market. F-Secure, Dr. Ahn’s, Panda and Sophos are also showing growth in their respective markets. Microsoft has continued to make acquisitions, including Frontbridge in July 2005, and has announced its intention to enter all segments of the consumer anti-virus market by the end of 2006. Qualys and Internet Security Systems are the strongest competitors for our Foundstone products and solutions; and

•	in the network protection market, which includes our other intrusion detection and protection products, Cisco Systems, Computer Associates, Internet Security Systems, Juniper Networks, Symantec and 3Com Corporation.
      Other competitors for our various products could include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products.
      Increasingly, our competitors are large vendors of hardware or operating system software. These competitors are continuously developing or incorporating system and network protection functionality into their products. For example, Juniper Networks acquired Netscreen and, through its acquisitions of Okena, Riverhead and NetSolv, Cisco Systems may incorporate functionality that competes with our content filtering and anti-virus products. Similarly, Microsoft continues to execute on its announced plans to boost the security of its Windows platform with related acquisitions including its acquisition of anti-virus providers GeCAD Software and Sybari Software and anti-spyware provider Giant Company Software. In addition, Microsoft has released a beta version of its security solution, OneCare.
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

Operational Factors
      Operational factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	introduction of new products, product upgrades or updates by us or our competitors;

•	volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers, ISPs such as AOL, OEMs such as Dell, and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are perpetual licenses or time-based subscription licenses;

•	changes in our supply chains and product delivery channels may result in product fulfillment delays;

•	personnel limitations may adversely impact our ability to process the large number of orders that typically occur near the end of a fiscal quarter;

•	costs or charges related to our acquisitions or dispositions, including our acquisition of Foundstone in 2004 and Wireless Security Corporation in June 2005 and the dispositions of our Magic and Sniffer product lines and McAfee Labs assets;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our software licenses attributable to support and maintenance;

•	our “perpetual-plus” licensing program;

•	stock-based compensation charges;

•	costs and charges related to certain events, including Sarbanes-Oxley compliance efforts, litigation, relocation of personnel and previous financial restatements;

•	our ability to timely remediate any material weaknesses or significant deficiencies in our internal controls over financial reporting and to maintain adequate internal controls; and

•	factors that lead to substantial drops in estimated values of long-lived assets below their carrying value.

Seasonal and Macroeconomic Factors
      Our net revenue is typically lower in the first quarter when many businesses experience lower sales, flat in the summer months, due in part to the European holiday season, and higher in the fourth quarter as customers typically complete annual budgetary cycles.
It Is Difficult for Us to Accurately Estimate Operating Results Prior to the End of a Quarter.
      Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful part of our revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, we have experienced more product orders, and therefore, a higher percentage of revenue shipments, in the last month of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of a quarter to place their order. Because we expect this to continue, any failure or delay in the closing of new orders in a given quarter could have a material adverse effect on our quarterly operating results. Furthermore, because of this trend, it is difficult for us to accurately estimate operating results prior to the end of a quarter.
Our Business Transformation, Dispositions and Cost Reduction Plan, Expose Us to Significant Risks.
      In 2005, we continued this transformation with the completion of the move of our European finance and sales order operations organization from the Netherlands to Ireland in January 2005, the sale of our McAfee Labs assets in April 2005 and the acquisition of Wireless Security Corporation in June 2005. These activities are intended to, among other things, streamline our business, better leverage the McAfee brand, better position us as the leading provider of intrusion prevention solutions, and help accelerate profit and growth. Risks related to these activities include:

•	our growth and/or profitability may not increase in the near-term or at all and we may fail to achieve desired savings or performance targets on a timely basis or at all;

•	an increased dependence on our channel and other partners to sell our products;

•	our strategic positioning may result in our competing more directly with larger, more established competitors, such as Cisco Systems and Microsoft;

•	we have centralized our order processing operations from Latin America to Plano, Texas and we have also moved the EMEA shared services center and localization operations from Amsterdam to Cork, Ireland. We have also transitioned a significant portion of our research and development personnel to our research facility in Bangalore, India. These events could result in reduced service levels due to time zone differences, difficulties in finding personnel with sufficient language capabilities and loss of direct, on-the-ground finance and accounting oversight in the sales regions being serviced on a remote basis;

•	we may experience an undesired loss of sales, research and development, finance and other personnel and it may be difficult for us to find suitable replacements;

•	we have installed a new customer relationship management system, providing our finance and sales teams information in a different format than previously available and, in some cases, with less information. During the transition period to our new system, we may experience, among other things, related reduced operational efficiencies, losses of information and a decreased ability to monitor or forecast our business;

•	we may be unable to successfully expand our McAfee brand significantly beyond our anti-virus products;

•	many of our products and service capabilities were recently acquired and the income potential for these products and services is unproven and the market for these products is volatile; and

•	there may be customer confusion around our strategy.
Critical Personnel May Be Difficult to Attract, Assimilate and Retain.
      Our success depends in large part on our ability to attract and retain senior management personnel, as well as technically qualified and highly-skilled sales, consulting, technical, finance and marketing personnel. Personnel related issues include:

Competition for Personnel; Need for Competitive Pay Packages
      Competition for qualified individuals in our industry is intense. To attract and retain critical personnel, we believe that we must maintain an open and collaborative work environment. We also believe we need to provide a competitive compensation package, including stock options and restricted stock. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our other stockholders generally, may not approve future requests for option pool increases. For example, at our 2003 annual meeting held in December 2003, our stockholders did not approve a proposed increase in shares available for grant under our employee stock option plans. Additionally, beginning in January 2006, accounting standards will require corporations to include a compensation expense in their statement of income relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options, possibly impairing our ability to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations when compared with periods prior to the effectiveness of these new rules.

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
      The filing of our restated consolidated financial statements in October 2003 did not resolve the pending SEC inquiry or DOJ investigation into our accounting practices. We have been engaged in ongoing settlement discussions with the SEC. On September 29, 2005 we announced we had reserved $50.0 million in connection with a proposed settlement with the SEC. The proposed settlement would, among other things, require us to pay a $50.0 million penalty. No settlement with the SEC has been finalized and the amount and terms of such settlement, if any, are subject to change. Although we have been advised that the staff of the SEC will recommend acceptance of the proposal, the SEC remains free to accept or reject it.
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

We Face Risks Related to Our International Operations.
      In the nine months ended September 30, 2005 and the nine months ended September 30, 2004, net revenue in our operating regions outside of North America represented approximately 41% and 39% of our net revenue, respectively. We intend to focus on international growth and expect international revenue to remain a significant percentage of our net revenue.
      Related risks include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the building of our international sales and support organization;

•	the acceptance of our business strategy and the reorganization of our international sales forces by regions;

•	the ability to successfully localize software products for a significant number of international markets;

•	our ability to effectively provide service and support for our hardware based products from the U.S.;

•	our ability to successfully establish, manage and staff shared service centers for worldwide sales finance and accounting operations centralized from locations in the U.S. and Europe;

•	our ability to adapt to sales and marketing practices and customer requirements in different cultures;

•	compliance with more stringent consumer protection and privacy laws;

•	currency fluctuations, including recent weakness of the U.S. dollar relative to other currencies, or the strengthening of the U.S. dollar in future periods that may have an adverse impact on revenues and risks related to hedging strategies;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions;

•	a high incidence of software piracy in some countries;

•	international labor laws and our relationship with our employees and regional work councils; and

•	software piracy.
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
We Face a Number of Risks Related to Our Product Sales Through Distributors, PC OEMs and ISPs.
      We sell a significant amount of our products through intermediaries such as distributors and other channel partners, referred to collectively as distributors. Our top ten distributors typically represent approximately 49% to 63% of our net sales in any quarter. We expect this percentage to increase as we continue to focus our sales efforts through the channel and other partners. Our two largest distributors, Ingram Micro and Tech Data, together accounted for approximately 29% of our net revenue in the nine months ended September 30, 2005.

Sale of Competing Products
      Our distributors and PC OEMs may sell other vendors’ products that are complementary to, or compete with, our products. While we have instituted programs designed to motivate our distributors and PC OEMs to focus on our products, these distributors and PC OEMs may give greater priority to products of other suppliers, including competitors. Our ability to meaningfully increase the amount of our products sold through our distributors and PC OEMs depends on our ability to adequately and efficiently support these distributors and PC OEMs with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as online sales and technical training as product collateral needed to support their customers and prospects. Any failure to properly and efficiently support our distributors and PC OEMs may result in our distributors and PC OEMs focusing more on our competitor’s products rather than our products and thus in lost sales opportunities.

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

Payment Difficulties
      Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $2.8 million at September 30, 2005. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.
We Face the Risk of Future Charges in the Event of Impairment and Will Experience Significant Amortization Charges Related to Purchased Technology.
      We adopted SFAS 142 beginning in 2002 and, as a result, we no longer amortize goodwill. However, we continue to have significant amortization related to purchased technology, trademarks, patents and other intangibles. Our amortization charge for purchased technology and other intangibles was approximately $21.8 million and $20.0 million in the nine months ended September 30, 2005 and 2004. In addition, we must evaluate our goodwill, at least annually for impairment according to the guidance provided by SFAS 142. We completed the annual impairment review during the fourth quarter of 2004. Additionally, as required by SFAS 142, we also performed an additional goodwill impairment tests in conjunction with the sale of the Sniffer product line and the sale of the Magic product line. As a result of these reviews, goodwill was determined not to be impaired. If during subsequent testing, we determine that goodwill is impaired, we will be required to take a non-cash charge to earnings.
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
Intellectual Property Litigation in the Network and System Security Market Is Common and Can Be Expensive.
      Litigation may be necessary to enforce and protect trade secrets, patents and other intellectual property rights that we own. Similarly, we may be required to defend against claimed infringement by others.
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
Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.
      During 2004, our stock price was highly volatile ranging from a per share high of $33.55 to a low of $14.96. On September 30, 2005, our stock’s closing price per share price was $31.42. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Further, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter. This could result in an immediate drop in our stock price.
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
Product Liability and Related Claims May Be Asserted Against Us.
      Our products are used to protect and manage computer systems and networks that may be critical to organizations. Because of the complexity of the environments in which our products operate, an error, or a false positive, failure or bug in our products, including a security vulnerability, could disrupt or cause damage to the networks of our customers, including disruption of legitimate network traffic by our products. Failure of our products to perform to specifications, disruption of our customers’ network traffic or damages to our customer’s networks caused by our products could result in product liability damage claims by our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses.
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
We Face Risks Related to Our Anti-Spam and Anti-Spyware Software Products.
      Our anti-spam and anti-spyware products may falsely identify emails or programs as unwanted “spam” or “potentially unwanted programs,” fail to properly identify unwanted emails or programs, particularly as

“spam” emails or spyware are often designed to circumvent anti-spam or spyware products, or, in the case of our anti-spam products, incorrectly identify legitimate businesses as users of phishing technology. Parties whose emails or programs are blocked by our products, or whose websites are incorrectly identified as utilizing phishing techniques, may seek redress against us for labeling them as “spammers” or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted “spam” or “potentially unwanted programs” may reduce the adoption of these products.
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
      We may incur stock-based compensation charges related to (i) employee options repriced in April 1999 (“Repriced Options”), (ii) McAfee.com options we assumed in the acquisition of the publicly traded McAfee.com shares in September 2002 (“McAfee.com Options”) (iii) unvested IntruVert options that were cancelled in May 2003 related to this acquisition (the “IntruVert Options”) and exchanged for cash placed in escrow, (iv) unvested IntruVert restricted stock that was cancelled in May 2003 related to this acquisition (the “IntruVert Restricted Stock”), and exchanged for monthly cash payments as the former employees provide services to us, (v) unvested Foundstone options assumed by us as part of the acquisition and (vi) Foundstone Key Employee retention payments. The size of the charges related to the Repriced Options and McAfee.com Options could be significant depending on the movements in the market value of our common stock. As a result of Financial Accounting Standards Board Interpretation No. 44, effective July 1, 2000, Repriced Options and McAfee.com Options are subject to variable accounting treatment. The stock-based compensation charge (or benefit) for the Repriced Options is determined by the excess of our closing stock price at the end of a reporting period over the fair value of our common stock on July 1, 2000, equivalent to $20.375. The stock-based compensation charge (or benefit) for the McAfee Options is determined by the excess of our closing stock price per share over the exercise price of the option minus $11.85 payable upon exercise of the option. Remeasurement of the charge continues until the earlier of the date of exercise, forfeiture or cancellation without replacement. The resulting compensation charge (or benefit) to earnings will be recorded over the remaining life of the options subject to variable accounting treatment.
      During the nine months ended September 30, 2005 and 2004, we recorded a charge of approximately $0.8 million and $3.0 million, respectively, related to McAfee.com Options, and a stock-based compensation charge of approximately $0.2 million was recorded in the nine months ended September 30, 2005 for the McAfee.com Repriced Options. No stock-based compensation charge was recorded for repriced options in the nine months ended September 30, 2004.
      During the remaining life of both the McAfee.com Options and Repriced Options, we may record additional stock-based compensation charges or benefits. Such charges or benefits cannot be forecasted. We estimate that a $1 increase in our stock price at September 30, 2005 would increase our future stock compensation charge by approximately $0.4 million.
      For the cash paid to cancel the IntruVert Options that was placed in escrow, we have been recognizing compensation expense as the former IntruVert employees provide services to us. For the remainder of 2005 and through 2007, we expect to recognize $0.7 million in expense related to these payments. For the IntruVert Restricted Stock, we have been recognizing compensation expense monthly since the acquisition and will continue to do so through 2006 as the former IntruVert employees provide services to us. For the remainder of 2005 and through 2006, we expect to recognize approximately $0.2 million with respect to the IntruVert Restricted Stock.
      In connection with the Foundstone acquisition, we exchanged McAfee stock options for Foundstone stock options. Approximately $0.6 million in compensation expense may be recorded through 2008 related to unvested McAfee options which were exchanged for unvested Foundstone options.
      In connection with the Sniffer disposition, we implemented the Sniffer Bonus Plan primarily to encourage Sniffer’s management to assist us in the sales process and remain with the business through the sale. Subject to reduction in certain cases, we expect total related cash payments of approximately $7.7 million, of which approximately $5.3 million was paid in 2004 and the balance is planned to be paid in the fourth quarter of 2005.
      Approximately $25.0 million of the amount paid to acquire Foundstone was placed into escrow accounts. Of this amount, approximately $5.6 million was placed into a key employee escrow account and is being paid to four Foundstone employees as they provide services to us through September 2007. The Foundstone employees forfeit any unvested amounts if their employment is terminated under provisions in the escrow agreements. Any forfeited amounts will be returned to us. We recognized compensation expense of approximately $0.7 million and $2.5 million in the three and nine months ended September 30, 2005, respectively. We may recognize an additional $2.7 million through 2007.
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
      Our market risks at September 30, 2005, have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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
      Based upon the material weaknesses described in Item 9A of our Annual Report on Form 10-K filed on March 31, 2005, as amended on May 24, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2004. In addition, described below are resources that have been assigned to remediate and re-test certain internal control deficiencies, such as the material weaknesses described in Item 9A of our Annual Report on Form 10-K filed on March 31, 2005, identified during our first annual assessment of our internal controls. Our updating of internal controls documentation and design occurring during the second quarter and continuing into the third quarter will be a recurring annual process going forward and has generally involved refocusing our efforts on key internal controls as defined by us under our current assessments of risk. While these steps have helped address some of the internal control deficiencies noted in our assessment of internal controls as of December 31, 2004, the material weaknesses mentioned above will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested and we conclude that these controls are operating effectively. We have either performed or are in process of performing the following actions to remediate the deficiencies in our internal controls:

Internal Control Changes in the three months ended September 30, 2005
      During the three months ended September 30, 2005, we have hired a vice president of tax, additional revenue accountants and additional personnel in the financial close and reporting process. In addition to these improvements, we have taken the following steps in 2005:

Accounting for Income Taxes

•	We have added two tax analysts to our tax department, and we continue to utilize consultants to assist with the quarter’s tax processes to provide sufficient personnel for the timely completion of account reconciliation procedures, preparation and analyses of documentation on key judgments, additional levels of review and enhanced documentation of the analyses and internal controls performed.

•	We have outsourced international tax compliance and various other federal and state compliance responsibilities to several large global accounting firms. We believe this will enable our tax department to better focus on financial reporting for taxes and the related key internal controls.

•	In connection with developing our effective tax rate estimates, we further modified our procedures used to estimate the proportion of expected earnings in the United States and other foreign jurisdictions to enable more detailed estimates to be performed.

•	We have expanded our analyses of our tax accounts at interim periods, which we believe will enable our year end procedures to be performed more timely.

•	We have implemented a quarterly review of our tax reserves and related exposures to ensure that any related liabilities or discrete releases of tax reserves are identified and recorded timely.

•	We have increased the level of reporting and analysis provided to our senior financial executives and in turn have benefited from resulting improvements in our documentation, analyses and estimates.

•	We completed our performance of our key interim tax controls in a timely manner as determined by our internal closing schedule and published timetable for issuing our quarterly earnings releases.

Revenue Accounting

•	We have centralized our order processing operations and related revenue accounting processes from Latin America to Plano, Texas to address difficulties experienced by certain regions in performing internal controls related to revenue recognition matters.

•	We have begun implementing automated controls to compare prices in our invoice register resulting from the automated revenue recognition process performed by our systems to the published prices in our price lists to detect and correct improper system set up and/or processing of product stock keeping units.

•	We have hired a director of revenue and additional revenue accountants in our revenue recognition group to enable improved review and analysis of evidence of fair value of our post contract support provided to different customer groups as well as analysis and review of complex terms in our OEM and large contractual customer arrangements.

•	We have implemented more stringent policies and procedures regarding revenue and change management of our product catalogue.

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
      Information with respect to this item is incorporated by reference to Note 12 of the notes to the condensed consolidated financial statements included in this Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Stock Repurchases
      The table below sets forth all repurchases by us of our common stock during the nine months ended September 30, 2005 whether or not pursuant to a publicly announced plan or program (in thousands, except price per share):

				Approximate Dollar
			Total Number of	Value of Shares That
	Total		Shares Purchased as	May yet Be
	Number of	Average	Part of Publicly	Purchased Under Our
	Shares	Price Paid	Announced Plan or	Stock Repurchase
Period	Purchased	Per Share	Repurchase Program	Program(1)

January 1, 2005 through January 31, 2005	—	$—	—	$123,556
February 1, 2005 through February 28, 2005	—	—	—	123,556
March 1, 2005 through March 31, 2005	2,000	23.66	2,000	76,245
April 1, 2005 through April 30, 2005	—	—	—	251,245
May 1, 2005 through May 31, 2005	—	—	—	251,245
June 1, 2005 through June 30, 2005	—	—	—	251,245
July 1, 2005 through July 30, 2005	—	—	—	251,245
August 1, 2005 through August 31, 2005	—	—	—	251,245
September 1, 2005 through September 30, 2005	—	—	—	251,245

Total	2,000	$23.66	2,000

(1)	In August 2004, our board of directors authorized the repurchase of $200.0 million of our common stock in the open market from time to time over the next two years. As of December 31, 2004, we had remaining authorization to repurchase $123.6 million of our common stock. In April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market from time to time until August 2006, depending upon market conditions, share price and other factors.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
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

McAfee Inc.

/s/ Eric F. Brown

Eric F. Brown
Executive Vice President and Chief Financial Officer
November 2, 2005

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Asset Purchase Agreement made and entered into as of April 22, 2004, by and among, Network General Corporation (formerly named Starburst Technology Holdings, Inc.), on the one hand; and (ii) McAfee, Inc. (formerly named Networks Associates, Inc.), Network Associates Technology, Inc., Network Associates International BV, Network Associates (India) Private Limited, McAfee Japan Co., Ltd. (formerly named Network Associates Japan Co., Ltd.), on the other hand, as amended by Amendment No. 1 thereto dated as of July 15, 2004.(1)

3.1		Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(3)

3.2		Certificate of Ownership and Merger between Registrant and McAfee, Inc.(2)

3.3		Amended and Restated Bylaws of the Registrant.(2)

3.4		Certificate of Designation of Series A Preferred Stock of the Registrant.(5)

3.5		Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(6)

4.3		Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(7)

10.1		Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(8)

10.2		Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(8)

10.3		Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(8)

10.4		Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(8)

10	.5*	2002 Employee Stock Purchase Plan, as amended.(9)

10	.6*	1997 Stock Incentive Plan, as amended.(9)

10	.7*	Amended and Restated 1993 Stock Option Plan for Outside Directors.(4)

10	.8*	2000 Nonstatutory Stock Option Plan.(10)

10	.9*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(11)

10.11		1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(13)

10.12		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)

10.13		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)

10.14		Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(13)

10	.16*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(14)

10	.17*	Employment Agreement between Vernon Gene Hodges and the Registrant, dated December 3, 2001.(14)

10	.18*	Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002.(17)

10.19		Form of Indemnification Agreement between the Registrant and its Executive Officers(17)

10	.20*	Summary of Pay for Performance Plan.(4)

10	.21*	Network Associates, Inc. Tax Deferred Savings Plan.(16)

10.22		Umbrella Credit Facility of Registrant dated April 15, 2004.(18)

10.23		Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(18)

10.24		Amendment to Employment Agreement of George Samenuk effective as of January 20, 2004.(18)

Exhibit
Number		Description

10.26		Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(20)

10.27		Transition Agreement by and between Registrant and Stephen C. Richards.(19)

10.28		Employment Agreement between Registrant and Eric F. Brown dated December 10, 2004 (22)

10	.29*	2005 Independent Director Cash Compensation Plan. (23)

10	.30*	Executive Officer Annual Compensation for Fiscal Year Ending December 31, 2005(24)

10	.31*	Second Amendment to Amended and Restated Employment Agreement between Registrant and George Samenuk dated May 21, 2005. (25)

10	.32*	First Amendment to Employment Agreement between Registrant and Vernon Gene Hodges dated May 21, 2005. (25)

10	.33*	First Amendment to Employment Agreement between Registrant and Eric F. Brown dated May 26, 2005. (25)

10	.34*	First Amendment to Employment Agreement between Registrant and Kevin M. Weiss dated May 21, 2005. (25)

10	.35*	First Amendment to Employment Agreement between Registrant and Kent H. Roberts dated May 21, 2005. (25)

31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on July 16, 2004.

(2)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(6)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 27, 2005.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(11)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(14)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(15)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

(17)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 9, 2004.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on September 7, 2004.

(20)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(22)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on December 14, 2004.

(23)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 31, 2005.

(24)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on April 22, 2005.

(25)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on April 26, 2005.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.