Form 10-K
period 2005-12-31
McAfee, Inc.
filed 2006-03-01
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $4.3 billion. The number of shares outstanding of the issuer’s common stock as of February 22, 2006 was 166,315,976.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006.

McAFEE INC.

FORM 10-K
For the fiscal year ended December 31, 2005

PART I

Item 1.	Business

General

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” included in Item 1A of this document. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include: “McAfee,” “Network Associates,” “ePO,” “ePolicy Orchestrator,” “VirusScan,” “IntruShield,” “Entercept,” and “Foundstone.”

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission, or SEC. You may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 450 Fifth Street, NW, Room 1300, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

We are headquartered at 3965 Freedom Circle, Santa Clara, California, 95054, and the telephone number at that location is (408) 988-3832. Our internet address is www.mcafee.com. We make available, free of charge, through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Annual Report on Form 10-K.

OVERVIEW

We are a worldwide supplier of computer security solutions designed to proactively prevent intrusions on networks and secure computer systems and other digital devices from a large variety of known and unknown threats and attacks. We apply business discipline and a pragmatic approach to security that is based on four principles of security risk management (identify and prioritize assets; determine acceptable risk; protect against intrusions; enforce and measure compliance). We have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized business and consumers through a network of qualified partners. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, collectively referred to as EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America. See Note 19 to our consolidated financial statements for a description of revenues, operating income and assets by geographic region.

We offer a comprehensive set of security solutions. The solutions include anti-virus, anti-spyware, anti-spam, intrusion prevention, secure messaging, web filtering and vulnerability management. We offer policy management tools to keep threat-protection systems up-to-date and allow companies to enforce security policies.

The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and, until the sale of the Sniffer product line in July 2004, our Sniffer Technologies network fault identification and application performance management products. We have also focused our efforts on building a full line of complementary network and system protection solutions. On the system protection side, we strengthened our anti-virus lineup by adding complementary products in the anti-spam and host intrusion prevention categories, and through our June 2005 Wireless Security Corporation acquisition, we have strengthened our solution portfolio in our consumer and small business segments. On the network protection side, we have added products in the network intrusion prevention and detection category, and through our October 2004 Foundstone acquisition, vulnerability management products and services.

In 2005, our net revenue was $987.3 million and net income was $138.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our two product groups, which are defined below, are McAfee System Protection Solutions and McAfee Network Protection Solutions.

McAfee System Protection Solutions

McAfee system protection solutions help large enterprises, small and medium-sized businesses, consumers, government agencies and educational organizations assure the availability and security of their computer desktops, digital devices, application servers and web service platforms. The McAfee system protection solutions portfolio features a range of products including anti-virus, anti-spyware, managed services, application firewalls and host intrusion prevention. Each is backed by McAfee AVERT Labs, a leading threat research organization. A substantial majority of our net revenue has historically been derived from our McAfee System Protection Solutions.

McAfee system protection solutions also include McAfee consumer security products, offering both traditional retail products and on-line subscription services. Consumer retail and on-line subscription applications allow users to protect their personal computers, or PCs, from malicious code and other attacks, repair PCs from damage caused by viruses and spyware and block spam and other undesirable content. Our retail products are sold through retail outlets, including Best Buy, CompUSA, Costco, Dixons, Fry’s, Office Depot, Office Max, Staples, Wal-Mart and Yamada to single users and small home offices in the form of traditional boxed product. These products include for-fee software updates and technical support services. On-line subscription services are delivered through the use of an internet browser at our McAfee Consumer Online web site, through multiple on-line service providers, such as AOL and Comcast, and through original equipment manufacturers, or OEMs, such as Apple, Dell, Gateway/eMachines, NEC and Toshiba, North America.

Our McAfee system protection solutions previously included our Magic Service Solutions product line, offering management and visibility of desktop and server systems. In January 2004, we sold our Magic Solutions product line to BMC Software.

McAfee Network Protection Solutions

McAfee network protection solutions help enterprises, small businesses, government agencies, educational organizations and service providers maximize the availability, performance and security of their network infrastructure. The McAfee network protection solutions portfolio features a range of products including IntruShield for network intrusion detection, Secure Content Management solutions for complete e-mail and web security and prevention, and Foundstone for intrusion detection and prevention and vulnerability management.

We acquired Foundstone on October 1, 2004. We continue to integrate Foundstone’s products with our intrusion prevention technologies and systems management capabilities to deliver enhanced risk management of prioritized assets, automated shielding and risk remediation, and automated policy enforcement and compliance.

Our McAfee network protection solutions previously included our Sniffer Technologies product line, offering network fault identification and application performance management products. In July 2004, we sold our Sniffer Technologies product line to Network General Corporation.

Policy Management

Policy management tools keep threat-protection systems up-to-date and enforce security policies. Policy management includes live threat information and identifying and dealing with rogue systems, and is a key element of complete security protection.

Expert Services and Technical Support

We have established Professional Services and McAfee Technical Support to provide professional assistance in the design, installation, configuration and support of our customers’ networks and acquired products. We offer a range of consulting and educational services under both the McAfee and Foundstone banners.

McAfee Consulting Services provide product design and deployment with an array of standardized and custom offerings. This business is organized around our major product groupings and also offers a range of classroom education courses designed to enable customers and partners to successfully deploy and operate McAfee’s security products. Services are also available to help customers deal with security outbreaks and plan for the upgrade or replacement of key parts of the security infrastructure.

Foundstone Consulting Services assist clients in the early assessment and design of their security and risk architectures. Through research and innovation, the Foundstone Security Practice is able to advise government and commercial organizations on the most effective counter measures required to meet business and legislative targets for security and privacy. Foundstone Consulting Services are augmented by a range of classroom-based training courses including the Ultimate Hacking Series.

The McAfee Technical Support program provides our customers on-line and telephone-based technical support in an effort to ensure that our products are installed and working properly. During the first quarter of 2005, we reorganized our technical support offerings to better meet our customers’ varying needs. McAfee Technical Support offers a choice of Gold or Platinum support for our customers. In addition, for our legacy support customers only, we offer the on-line ServicePortal or the telephone-based Connect. The services in these offerings have been incorporated into the current Gold and Platinum Technical Support offerings. All Technical Support programs include software updates and upgrades. Technical Support is available to all customers worldwide from various regional support centers.

•	McAfee Technical Support ServicePortal — Consists of a searchable knowledge base of technical solutions and links to a variety of technical documents such as product FAQs and technical notes and the ability to submit and track support cases online.

•	McAfee Gold Technical Support — Provides unlimited, toll-free (where available) telephone access to technical support 24 hours a day, 7 days a week and access to the McAfee Technical Support ServicePortal.

•	McAfee Platinum Technical Support — Offers proactive, personalized service and includes an assigned Technical Account Manager, or TAM. Customers receive proactive support contact (telephone or e-mail) with customer-defined frequency, election of five designated customer contacts, access to all the services in McAfee Gold Technical Support and the McAfee Technical Support ServicePortal.

In addition, we also offer our consumer users technical support services made available at our www.mcafee.com website on both a free and fee-based basis, depending on the support level selected.

Research and Development

We are committed to malicious code and vulnerability research through our McAfee AVERT Labs organization. McAfee AVERT Labs conducts research in the areas of host intrusion prevention, network intrusion prevention, wireless intrusion prevention, malicious code defense, security policy and management, high-performance assurance and forensics and threats, attacks, vulnerabilities and architectures.

In April 2005, we sold the assets of McAfee Labs, our research and development organization focused on performing research for government agencies, to SPARTA, Inc. McAfee will remain as the general contractor on certain of its government contracts until government approval is obtained for SPARTA to be the general contractor.

Strategic Alliances

From time to time, we enter into strategic alliances with third parties to support our future growth plans. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. Strategic alliance partners include AOL, Cable and Wireless, Comcast, Dell, Gateway, Telecom Italia, Telefonica and Wanadoo, among others. As part of our NTT DoCoMo alliance, we have jointly developed technology to provide integrated anti-virus protection against mobile threats to owners of 3G FOMA handsets.

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

For our largest customers (over 2,000 nodes) and government agencies, we also offer two-year term-based licenses. Our two-year term licensing model also creates the opportunity for recurring revenue through the renewal of existing licenses. By offering two-year licenses, as opposed to traditional perpetual licenses, we are also able to meet a lower initial cost threshold for customers with annual budgetary constraints. We also offer one-year licensing arrangements in Japan. The renewal process provides an opportunity to cross-sell new products and product lines to existing customers. Term-based licenses for our customers with over 2,000 nodes accounts for less than 2% of our total revenues in 2005.

On-Line Subscriptions and Managed Applications

For our on-line subscription services, customers essentially “rent” the use of our security services for a defined period of time. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are capable of using the most recent version of the software application without the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our www.mcafee.com web site where consumers download our anti-virus application using their internet browser which allows the application to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection systems with current software updates and upgrades. Our www.mcafee.com website also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Privacy Service, as well as combinations of these services. Our on-line subscription services are also available to customers and small business through various relationships with internet service providers, or ISPs, such as AOL and Comcast, and available through PC OEMs, such as Dell and Gateway. Our business model allows for ISPs to make McAfee subscription services available as either a premium service or as a feature included in the ISP’s service. At December 31, 2005, we had approximately 17.2 million McAfee consumer on-line subscribers, which includes on-line customers obtained through our alliances with ISPs and OEMs.

Similarly, our small and medium-sized business on-line subscription products and services, or our Managed VirusScan offerings, provide these customers the most up-to-date anti-virus software. Our Managed VirusScan service provides anti-virus protection for both desktops and file servers. In addition, McAfee Managed Mail

Protection screens emails to detect and quarantine viruses and infected attachments, and spam. Our McAfee Desktop Firewall blocks unauthorized network access and stops known network threats.

We also make our on-line subscription products and services available over the internet in what we refer to as a managed environment. Unlike our on-line subscription service solutions, these managed service providers, or MSP, solutions are customized, monitored and updated by networking professionals for a specific customer.

Sales and Marketing

Our sales and marketing activities are directed at large corporate and government customers, small and medium-sized accounts and consumers, as well as resellers, distributors, system integrators, internet service providers and OEMs worldwide through the channels listed below.

Resellers and Distributors

The majority of our products are sold through partners, including corporate resellers, retailers, service providers, original equipment manufacturers, or OEMs, and, indirectly, through distributors in all of our geographic regions. In addition, our channel efforts include strategic alliances with complementary manufacturers and publishers to expand our reach and scale. We currently utilize corporate resellers, including ASAP Software, CDW, Dell, Insight, Softmart, Software House International and Software Spectrum, as well as network and systems integrators who offer our solutions and sell site licenses of our software to corporate, small business and government customers.

Independent software distributors who currently supply our products include GE Access, Ingram Micro Inc., MOCA and Tech Data Corp. These distributors supply our products primarily to large retailers, value-added resellers, or VARs, mail order and telemarketing companies. Both through our authorized distributors and directly with certain retail resellers either through a consignment model or a non-consignment model, we sell our retail packaged products to several of the larger computer and software retailers, including Best Buy, CompUSA, Costco, Dixons, Fry’s, Office Depot, Office Max, Staples, Wal-Mart and Yamada. Members of our channel sales and marketing force work closely with our major reseller and distributor accounts to manage demand generating activities, training, order flow, and affiliate relationship management.

Our top ten distributors typically account for between 50% to 65% of our net revenues in any quarter. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to sell our products. If one of our significant distributors terminated its relationship with us, we could experience a significant interruption in the distribution of our products.

We utilize a sell-through business model for distributors under which we recognize revenue on products sold through distributors at the time our distributors resell the products to their customers. Under this business model, our distributors are permitted to purchase software licenses at the same time they fill customer orders and to pay for hardware and retail products only when these products are resold to the distributors’ customers. In addition, prior to the resale of our products, our distributors are permitted rights of return subject to varying limitations. After sale by the distributor to its customer, there is generally no right of return from the distributor to us with respect to such product, unless we approve the return from the final customer to the distributor.

Original Equipment Manufacturers

OEMs license our products for resale to end users or inclusion with their products. For example, we are a security services provider for PC hardware manufacturers such as Apple, Dell, Gateway/eMachines and Toshiba. Depending on the arrangement, OEMs may sell our software bundled with the PC or related services, pre-install our software and allow us to complete the sale, or sublicense a single version of our products to end users who must register the product with us in order to receive updates.

United States Sales

Our United States sales force is organized by product line and customer segment. The majority of our customers are served through reseller partners, while some of our largest accounts are handled by a direct sales organization. The sales organizations supporting our partners are also organized by product line. One set of sales representatives focuses on the McAfee anti-virus installed base. A second focuses on our newer intrusion prevention products and risk management. Small business customers are served exclusively through our reseller partners with a channel organization responsible for lead generation and a channel support team responsible for partner training and contract management.

International Sales

We have sales and support operations in EMEA, Japan, North America, Asia-Pacific (excluding Japan) and Latin America. In 2005, 2004, and 2003 based on net revenue in our regions, revenues outside of North America accounted for approximately 42%, 39% and 35% of our net revenues, respectively. Within our international sales regions, sales forces are organized by country when and where local demand and sales force considerations make it advisable.

Other Marketing Activities

Channel marketing is the means by which we market, promote, train and incentivize our resellers and distributors to promote our products to their end-user customers. We offer our resellers and distributors technical and sales training classes and marketing and sales assistance kits. We also provide specific cooperative marketing programs for end-user seminars, catalogs, demand creation and sales events.

One of the principal means of marketing our products and services is through the internet. Our website, www.mcafee.com, supports marketing activities to our key customer and prospect segments, including home and home office users, small and medium-sized businesses, large enterprises and our partner community. Our website contains various marketing materials and information about our products and our customers can download and purchase products. We also promote our products and services through advertising activities in trade publications, direct mail campaigns and strategic arrangements. In addition, we attend trade shows, sponsor conferences and publish a quarterly newsletter, which is mailed to existing and prospective customers.

We also market our products through the use of rebate programs. Within most countries we typically offer two types of rebate programs, volume incentive rebates to strategic channel partners and promotional rebates to end-users. The strategic channel partner earns a volume incentive rebate primarily based upon its sale of our products to end-users.

Customers

We primarily market our products to large corporate and government customers through resellers and distributors, except for a very small number where we sell direct. Our two largest distributors, Ingram Micro Inc. and Tech Data Corp., together accounted for approximately 33% of our net revenue in 2005.

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

Product Development, Investments, and Acquisitions

We believe that our ability to maintain our competitiveness depends in large part upon our ability to successfully enhance existing products, develop and acquire new products and develop and integrate acquired products. The market for computer software includes low barriers to entry, rapid technological change, and is highly competitive with respect to timely product introductions. As part of our growth strategy, we have made and expect to continue to make acquisitions of, or investments in, complementary businesses, products and technologies.

In addition to developing new products, our internal development staff is focused on developing upgrades and updates to existing products and modifying and enhancing any acquired products. Future upgrades and updates may include additional functionality to respond to user problems or address compatibility problems with new or changing operating systems and environments.

For 2005, 2004 and 2003, we expensed $176.4 million, $172.7 million and $184.6 million, respectively, on research and development as incurred. We also expensed in-process research and development totaling $4.0 million related to the acquisition of Wireless Security Corporation in 2005, $5.7 million of related to IntruVert in 2003 and $0.9 million related to Entercept in 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing

We employ an outsourced manufacturing strategy that relies on contract manufacturers for manufacturing services. Our manufacturing operations primarily consist of quality assurance of materials and components, subassemblies, final assembly, and testing of products. We presently use a limited number of independent third-party companies to provide manufacturing and fulfillment services related to assembly, test, and product repair. Our arrangements with contract manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, flexibility regarding capacity, quality and cost management, oversight of manufacturing, and conditions for use of our intellectual property. These arrangements generally do not commit us to purchase any particular amount or any quantities beyond certain amounts covered by orders or forecasts that we submit covering discrete periods of time.

Competition

The markets for our products are intensely competitive and are subject to rapid changes in technology. We also expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include, but are not limited to:

•	performance,

•	quality,

•	breadth of product group,

•	integration of products,

•	introduction of new products,

•	brand name recognition,

•	price,

•	market presence,

•	functionality,

•	innovation,

•	customer support,

•	frequency of upgrades and updates,

•	reduction of production costs,

•	manageability of products and

•	reputation.

We believe that we compete favorably against our competitors in each of these areas. However, some of our competitors have longer operating histories, greater brand recognition, stronger relationships with strategic channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating markets with their network security and management products.

System Protection Market.  Our principal competitors in the anti-virus market are Symantec Corp., Computer Associates International Inc. and Microsoft Corp., which expects to have its consumer security solution, that may offer system and network protection products as enhancements to their operating systems, generally available in June 2006. Trend Micro Inc. remains the strongest competitor in the Asian anti-virus market and recently entered the U.S. market. F-Secure Corporation, Dr. Ahn’s Anti-Virus Lab, Panda Software and Sophos are also showing growth in their respective markets.

Network Protection Market.  Our principal competitors in the network protection market are Cisco Systems Inc., Computer Associates International Inc., Internet Security Systems Inc., Juniper Networks, Inc., Symantec Corp., Check Point Software Technologies Ltd. and 3Com Corporation. Qualys, Inc. and Internet Security Systems Inc. are the strongest competitors for our Foundstone products and solutions.

Other Competitors.  In addition to competition from large technology companies such as EMC Corp., Hewlett-Packard Co., IBM, Novell Inc. and Microsoft Corp., we also face competition from smaller companies and shareware authors that may develop competing products.

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

Employees

As of December 31, 2005, we employed approximately 3,290 individuals worldwide. With limited exceptions, none of our employees are represented by a labor union. We consider the relationships with our employees to be positive. Competition for qualified management and technical personnel is intense in the software industry. Our continued success depends in part upon our ability to attract, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Special Note Regarding Forward-Looking Statements in This Report

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” beginning immediately hereafter. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements in the Report include, but are not limited to, statements about the following matters:

•	future investments in complementary businesses, products and technologies;

•	our expectation that our financial results will continue to fluctuate;

•	our expectation that international revenue will remain a significant percentage of our net revenue;

•	our expectation that both product and pricing competition will increase;

•	our expectation that product-related expenses will increase;

•	expectations about future sales to our top ten distributors and our sales efforts through the channel and other partners;

•	our future dividend policy;

•	the expected geographic composition of our future revenues;

•	our expected future revenue mix;

•	the anticipated future trend of specific categories of expenses;

•	the expected future impact of the adoption of Statement of Financial Accounting Standard No. 123R “Share-Based Payment” on our results or operations;

•	our expected future level of DSOs; and

•	our expected ability to meet our obligations through available cash and internally generated funds, our expectation of generating positive working capital through operations, and our belief as to working capital being sufficient to meet our cash requirements in future periods.

In some cases, you can identify other forward-looking statements in the Report by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology.

Item 1A.	Risk Factors

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

Our Financial Results Will Likely Fluctuate, Making It Difficult for Us to Accurately Estimate Operating Results.

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

Factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	introduction of new products, product upgrades or updates by us or our competitors;

•	revenue recognition which may be influenced by volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers, ISPs such as AOL, OEMs such as Dell, and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are perpetual licenses or time-based subscription licenses;

•	changes in our supply chains and product delivery channels, which may result in product fulfillment delays;

•	personnel limitations, which may adversely impact our ability to process the large number of orders that typically occur near the end of a fiscal quarter;

•	costs or charges related to our acquisitions or dispositions, including our acquisition of Wireless Security Corporation in June 2005 and the dispositions of our McAfee Labs assets;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our software licenses attributable to support and maintenance;

•	stock-based compensation expense, which we will begin recognizing for our stock-based compensation plans in the first quarter of 2006;

•	costs and charges related to certain events, including Sarbanes-Oxley compliance efforts, litigation, relocation of personnel and previous financial restatements;

•	changes in generally accepted accounting principles;

•	our ability to effectively manage our operating expense levels; and

•	factors that lead to substantial declines in estimated values of long-lived assets below their carrying value.

Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful part of our revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, we have experienced more product orders, and therefore, a higher percentage of revenue shipments, in the last month of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of a quarter to place their order. Any failure or delay in the closing of new orders in a given quarter could have a material adverse effect on our quarterly operating results. For example, during the fourth quarter of 2005, we failed to meet our previously issued revenue and earnings guidance due in part to incorrect assumptions regarding in-period realization of fourth quarter bookings, a higher proportion of sales involving ratable revenue or multi-year support and more large, multi-product, multi-year enterprise transactions that resulted in lower recognition of up-front revenue. In addition, a significant portion of our revenue is derived from product sales through our distributors. We recognize revenue on products sold by our distributors when distributors sell our products to their customers. To determine our business performance at any point in time or for any given period, we must timely and accurately gather sales information from our distributors’ information systems at an increased cost to us. Our distributors’ information systems may be less accurate or reliable than our internal systems. We may be required to expend time and money to ensure that interfaces between our systems and our distributors’ systems are up to date and effective. As our reliance upon interdependent automated computer systems continues to increase, a disruption in any one of these systems could interrupt the distribution of our products and impact our ability to accurately and timely recognize and report revenue. Further, as we increasingly rely upon third-party manufacturers to manufacture our hardware-based products, our reliance on their ability to provide us with timely and accurate product cost information exposes us to risk. A failure of our third-party manufacturers to provide us with timely and accurate product cost information may impact our costs of goods sold and negatively impact our ability to accurately and timely report revenue.

Because we expect these trends to continue, it is difficult for us to accurately estimate operating results prior to the end of a quarter.

We Face Risks in Connection With the Material Weakness Resulting From Our Sarbanes-Oxley Section 404 Management Report and Any Related Remedial Measures That We Undertake.

In conjunction with (i) our ongoing reporting obligations as a public company and (ii) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2005 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and additional controls and procedures that we may implement. As a result of this evaluation and testing process, our management identified a material weakness in our internal control over financial reporting relating to the financial close process. See Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2005 for additional disclosure about the material weakness. In response to the material weakness in our internal control over financial reporting, we have implemented and will continue to implement, additional controls and procedures, including automating many of our controls and financial reporting processes, re-engineering our close process, standardizing our worldwide policies and procedures and continuing to hire accounting and finance personnel where appropriate. In addition, in connection with the settlement of the SEC’s formal investigation into our accounting practices, we are required to appoint an independent consultant to conduct a one-time, comprehensive review of our internal accounting and financial reporting controls, among other matters. These efforts could result in increased cost and could divert management attention away from operating our business. As a result of the identified material weakness, even though our management believes that our efforts to remediate and re-test our internal control deficiencies have resulted in the improved operation of our internal control over financial reporting, we cannot be certain that the measures we have taken or we are planning to take will sufficiently and satisfactorily remediate the identified material weakness in full.

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

If We Fail to Effectively Upgrade Our Information Technology System, We May Not Be Able to Accurately Report Our Financial Results or Prevent Fraud.

As part of our efforts to continue improving our internal control over financial reporting, we plan to upgrade our existing SAP information technology system during 2006 in order to automate certain controls that are currently performed manually. We may experience difficulties in transitioning to new or upgraded systems, including loss of data and decreases in productivity as personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations. In addition, as a result of the automation of these manual processes, the data produced may cause us to question the accuracy of previously reported financial results.

We Face Risks Related to Our International Operations.

During 2005, net revenue in our operating regions outside of North America represented approximately 42% of our net revenue. We intend to continue our focus on international growth and expect international revenue to remain a significant percentage of our net revenue.

Risks related to international operations include:

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	increased costs and management difficulties related to the growth and operation of our international sales and support organization;

•	our ability to successfully establish, manage and staff shared service centers for worldwide sales finance and accounting operations centralized from locations in the U.S. and Europe;

•	our ability to adapt to sales and marketing practices and customer requirements in different cultures;

•	our ability to successfully localize software products for a significant number of international markets;

•	compliance with more stringent consumer protection and privacy laws;

•	currency fluctuations, including weakness of the U.S. dollar relative to other currencies, or the strengthening of the U.S. dollar that may have an adverse impact on revenues, financial results and cash flows and risks related to hedging strategies;

•	enactment of additional regulations or restrictions on the use, import or export of encryption technologies, which would delay or prevent the acceptance and use of encryption products and public networks for secure communication;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions;

•	a high incidence of software piracy in some countries; and

•	international labor laws and our relationship with our employees and regional work councils.

We Are Subject to Intense Competition in the System and Network Protection Markets, and We Expect to Face Increased Competition in the Future.

The markets for our products are intensely competitive and we expect both product and pricing competition to increase. As competition increases, we expect increases in our product-related expenses, including increased product rebates, marketing development funds and strategic channel partner revenue-sharing agreements. Some of our competitors have longer operating histories, have more extensive international operations, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. We face competition in specific product markets. Principal competitors include:

•	in the system protection market, which includes our anti-virus and risk assessment and vulnerability management solutions, Symantec Corp., Computer Associates International Inc. and Microsoft Corp. Trend Micro Inc. remains the strongest competitor in the Asian anti-virus market and has recently entered the U.S. market. F-Secure Corporation, Dr. Ahn’s Anti-Virus Lab, Panda Software and Sophos are also showing growth in their respective markets; and

•	in the network protection market, which includes our other intrusion detection and protection products, Cisco Systems Inc., Computer Associates International Inc., Internet Security Systems Inc., Juniper Networks, Inc., Symantec Corp. and 3Com Corporation. Qualys and Internet Security Systems Inc. are the strongest competitors for our Foundstone products and solutions.

Other competitors for our various products could include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products.

A significant portion of our revenue comes from our consumer business. We will continue to focus on growth in this segment both directly and through relationships with ISPs such as AOL and Comcast, and PC OEMs, such as Dell and Gateway. As competition in this market increases, we may experience pricing pressures from both our competitors and partners which may have a negative effect on our ability to sustain our revenue and market share growth. In addition, as our consumer business becomes more dependent upon the ISP model, our direct on-line revenue may suffer and our retail box business may also continue to decline. Furthermore, as penetration of the consumer anti-virus market through the ISP model increases, this market may become saturated.

Increasingly, our competitors are large vendors of hardware or operating system software. These competitors are continuously developing or incorporating system and network protection functionality into their products. For example, in the first quarter of 2006 Microsoft announced that it intends to releases its consumer security solution in June 2006 and continues to execute on its announced plans to boost the security functionality of its Windows platform through its acquisition of managed service provider FrontBridge Technologies, anti-virus provider Sybari Software, Inc. and anti-spyware provider GIANT Company Software. Through its acquisitions of Okena, Inc., Riverhead Networks and NetSolv, Cisco Systems Inc. may incorporate functionality that competes with our content filtering and anti-virus products. In addition, Juniper Networks, Inc. acquired Netscreen Technologies.

The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products obsolete and unmarketable. Furthermore, even if these competitors’ incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. Or, if our competitors’ products are offered at significant discounts to our prices or for free, we may be unable to respond competitively, or may have to significantly reduce our prices which would negatively impact our revenue. In addition, the software industry is currently undergoing consolidation as firms seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position.

We Rely Heavily on Our Intellectual Property Rights Which Offer Only Limited Protection Against Potential Infringers.

We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our software. However, the steps taken by us to protect our proprietary software may not deter its misuse, theft or misappropriation. Competitors may independently develop technologies or products that are substantially equivalent or superior to our products or that inappropriately incorporate our proprietary technology. We are aware that a substantial number of users of our anti-virus products have not paid any registration or license fees to us. Certain jurisdictions may not provide adequate legal infrastructure for effective protection of our intellectual property rights. Changing legal interpretations of liability for unauthorized use of our software or lessened sensitivity by corporate, government or institutional users to avoiding infringement of intellectual property could also harm our business.

We Face Risks Related to Our Strategic Alliances.

Through our strategic alliances we may from time to time license technology from third parties to integrate or bundle with our products or we may license out our technology for others to integrate or bundle with their products. We may not realize the desired benefits from our strategic alliances on a timely basis or at all. We face a number of risks relating to our strategic alliances, including the following:

•	Strategic alliances require significant coordination between the parties involved. To be successful, our alliances may require the integration of other companies’ products with our products, which may involve significant time and expenditure by our technical staff and the technical staff of our strategic allies.

•	Our agreements with our strategic alliances are terminable without cause with no or minimal notice or penalties. We may expend significant time, money and resources to further relationships with our strategic alliances that are thereafter terminated.

•	The integration of products from different companies may be more difficult than we anticipate, and the risk of integration difficulties, incompatible products and undetected programming errors or bugs may be higher than that normally associated with new products.

•	Our sales force and our marketing and professional services personnel may require additional training to market products that result from our strategic alliances. The marketing of these products may require additional sales force efforts and may be more complex than the marketing of our own products.

•	We may be required to share ownership in technology developed as part of our strategic alliances.

We Face Product Development Risks Associated with Rapid Technological Changes in Our Market.

The markets for our products are highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	offer a broad range of network and system protection products;

•	enhance existing products and expand product offerings;

•	extend security technologies to additional digital devices such as mobile phones and personal digital assistants;

•	respond promptly to new customer requirements and industry standards;

•	provide frequent, low cost upgrades and updates for our products;

•	maintain quality; and

•	remain compatible with popular operating systems such as Linux, Windows XP, and Windows NT, and develop products that are compatible with new or otherwise emerging operating systems.

We may experience delays in product development as we have at times in the past. Complex products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or harm market acceptance. The widespread inclusion of products that perform the same or similar functions as our products within the Windows platform could reduce the perceived need for our products. For example, in the first quarter of 2006 Microsoft announced that it intends to release its consumer security solution in June 2006 and continues to execute on its announced plans to boost the security functionality of its Windows platform. Even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. The occurrence of these events could negatively impact our revenue.

We Face Risks Associated with Past and Future Acquisitions.

We may buy or make investments in complementary companies, products and technologies. For example, in October 2004 we acquired Foundstone to bolster our risk assessment and vulnerability management capabilities and in June 2005 we acquired Wireless Security Corporation to continue to develop their patent-pending technology, to introduce a new consumer wireless security offering, and to integrate the technology into our small business managed solution. We may not realize the anticipated benefits from the Foundstone and Wireless Security Corporation acquisitions.

Integration

Integration of an acquired company or technology is a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we:

•	integrate and retain key management, sales, research and development and other personnel;

•	integrate the acquired products into our product offerings both from an engineering and sales and marketing perspective;

•	integrate and support preexisting supplier, distribution and customer relationships;

•	coordinate research and development efforts; and

•	consolidate duplicate facilities and functions and integrate back-office accounting, order processing and support functions.

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

Open Source Software

Products or technologies acquired by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted because, among other reasons:

•	open source license terms may be ambiguous and may result in unanticipated obligations regarding our products;

•	competitors will have improved access to information that may help them develop competitive products;

•	open source software cannot be protected under trade secret law;

•	it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights; and

•	open source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors.

Use of Cash and Securities

Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, in June 2005 we used approximately $20.2 million to acquire Wireless Security Corporation. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.

We Face Manufacturing, Supply, Inventory, Licensing and Obsolescence Risks Relating to Our Products.

Third-Party Manufacturing

We rely on a small number of third parties to manufacture some of our hardware-based network protection and system protection products. We expect the number of our hardware-based products and our reliance on third-party manufacturers to increase as we continue to expand our portfolio of hardware-based network protection and system protection products. Reliance on third-party manufacturers, including software replicators, involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of our third-party manufacturers cannot or will not manufacture our products in required volumes on a cost-effective basis, in a timely manner, at a sufficient level of quality, or at all, we will have to secure additional manufacturing capacity. Even if this additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments. The unexpected loss of any of our manufacturers would be disruptive to our business. Furthermore, supply disruptions or cost increases could increase our costs of goods sold and negatively impact our financial performance. For example, if the price to us of our hardware-based products increased and we were unable to offset the price increase, then the increased cost to us of selling the product could reduce our overall profitability.

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

Obsolescence

Hardware-based products may face greater obsolescence risks than software products. We could incur losses or other charges in disposing of obsolete inventory.

Product Fulfillment

We typically fulfill delivery of our hardware-based products from centralized distribution centers. We have in the past and may in the future make changes in our product delivery network. Changes in our product delivery network may disrupt our ability to timely and efficiently meet our product delivery commitments, particularly at the end of a quarter. As a result, we may experience increased costs in the short term as temporary delivery solutions are implemented to address unanticipated delays in product delivery. In addition, product delivery delays may negatively impact our ability to recognize revenue if shipments are delayed at the end of a quarter.

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

We Face a Number of Risks Related to Our Product Sales Through Intermediaries.

We sell a significant amount of our products through intermediaries such as distributors, PC OEMs, ISPs and other strategic channel partners, referred to collectively as distributors. Our top ten distributors typically represent approximately 50% to 65% of our net sales in any quarter. We expect this percentage to increase as we continue to focus our sales efforts through the channel and other partners. Our two largest distributors, Ingram Micro Inc. and Tech Data Corp., together accounted for approximately 33% of our net revenue in 2005.

Sale of Competing Products

Our distributors may sell other vendors’ products that are complementary to, or compete with, our products. While we have instituted programs designed to motivate our distributors to focus on our products, these distributors may give greater priority to products of other suppliers, including competitors. Our ability to meaningfully increase the amount of our products sold through our distributors depend on our ability to adequately and efficiently support these distributors with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as online sales and technical training as product collateral needed to support their customers and prospects. Any failure to properly and efficiently support our distributors may result in our distributors focusing more on our competitors’ products rather than our products and thus in lost sales opportunities.

Loss of a Distributor

The agreements with our distributors, such as Dell, Ingram Micro Inc., Tech Data Corp. and AOL, are generally terminable by either party without cause with no or minimal notice or penalties. We may expend significant time, money and resources to further relationships with our distributors that are thereafter terminated. If one of our significant distributors terminates its agreement with us, we could experience a significant interruption in the distribution of our products. In addition, our business interests and those of our distributors may diverge over time, which might result in conflict, termination or a reduction in collaboration. For example, our relationship with Internet Security Systems Inc. was terminated following the announcement of our acquisitions in 2003 of Entercept and IntruVert.

Payment Difficulties

Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $2.4 million as of December 31, 2005. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

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

Critical Personnel May Be Difficult to Attract, Assimilate and Retain.

Our success depends in large part on our ability to attract and retain senior management personnel, as well as technically qualified and highly-skilled sales, consulting, technical, finance and marketing personnel. Other than executive management who have “at will” employment agreements, our employees are not typically subject to an employment agreement or non-competition agreement. For example, in January 2006, Gene Hodges, our former president, resigned to pursue other opportunities. In the past we have experienced significant turnover in our finance organization worldwide and replacing these personnel remains difficult given the competitive market for these skill sets.

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

Other personnel related issues that we may encounter include:

Competition for Personnel; Need for Competitive Pay Packages

Competition for qualified individuals in our industry is intense. To attract and retain critical personnel, we believe that we must maintain an open and collaborative work environment. We also believe we need to provide a competitive compensation package, including stock options and restricted stock. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our other stockholders, may not approve future requests for option pool increases. For example, at our 2003 annual meeting held in December 2003, our stockholders did not approve a proposed increase in shares available for grant under our employee stock option plans. Additionally, as of January 2006 we are required to include compensation expense in our consolidated statement of income and comprehensive income relating to the issuance of employee stock options. We are currently evaluating our compensation programs and in particular our equity compensation philosophy. In the future, we may decide to issue fewer stock options, possibly impairing our ability to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations when compared with periods prior to the effectiveness of these new rules.

Reduced Productivity of New Hires; Senior Management Additions

Notwithstanding our ongoing efforts to reduce our general personnel levels, we continue to hire in key areas and have added a number of new employees in connection with our acquisitions. We have also increased our hiring in Bangalore, India in connection with the relocation of a significant portion of our research and development operations to India.

Several members of our senior management were only added in the last year, and we may add new members to senior management. In January 2005, we hired Eric Brown as our new executive vice president and chief financial officer, in July 2005 we hired Richard Decker as our new senior vice president and chief information officer and in the second quarter of 2005, we promoted William Kerrigan to the position of executive vice president of consumer brands.

For new employees or management additions, there may be reduced levels of productivity as recent additions or hires are trained or otherwise assimilate and adapt to our organization and culture.

Product Liability and Related Claims May Be Asserted Against Us.

Our products are used to protect and manage computer systems and networks that may be critical to organizations. Because of the complexity of the environments in which our products operate, an error, or a false positive, failure or bug in our products, including a security vulnerability, could disrupt or cause damage to the networks of our customers, including disruption of legitimate network traffic by our products. Failure of our products to perform to specifications (including the failure of our products to identify or block a virus), disruption of our customers’ network traffic or damages to our customers’ networks caused by our products could result in product liability damage claims by our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses.

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

If we acquire a portion of software included in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties as to the origin and ownership of any software being acquired. Similarly, notwithstanding measures taken by our competitors or us to protect our competitors’ intellectual property, exposure to infringement claims increases if we employ or hire software engineers previously employed by competitors. Further, to the extent we utilize “open source” software we face risks. For example, the scope and requirements of the most common open source software license, the GNU General Public License, or GPL, have not been interpreted in a court of law. Use of GPL software could subject certain portions of our proprietary software to the GPL requirements. Other forms of “open source” software licensing present license compliance risks, which could result in litigation or loss of the right to use this software.

Computer “Hackers” May Damage Our Products, Services and Systems.

Due to our high profile in the network and system protection market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various websites. For example, we have seen the spread of viruses, or worms, that intentionally delete anti-virus and firewall software. Similarly, hackers may attempt to penetrate our network security and misappropriate proprietary information or cause interruptions of our internal systems and services. Also, a number of websites have been subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. If successful, any of these events could damage users’ or our computer systems. In addition, since we do not control compact disk, or CD, duplication by distributors or our independent agents, CDs containing our software may be infected with viruses.

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

We Face Risks Related to the Settlement Agreement with the Securities and Exchange Commission.

On February 9, 2006, the United States District Court for the Northern District of California entered a final judgment permanently enjoining us and our officers and agents from future violations of the securities laws. This final judgment resolved the charges filed against us in connection with the SEC’s investigation of our financial results. As a result of the judgment, we will forfeit for three years the ability to invoke the “safe harbor” for forward-looking statements provision of the Private Securities Litigation Reform Act or the Reform Act. This safe harbor provided us enhanced protection from liability related to forward-looking statements if the forward-looking statements were either accompanied by meaningful cautionary statements or were made without actual knowledge that they were false or misleading. While we may still rely on the “bespeaks caution” doctrine that existed prior to the Reform Act for defenses against securities lawsuits, without the statutory safe harbor, it may be more difficult for us to defend against any such claims. In addition, due to the permanent restraint and injunction against violating applicable securities laws, any future violation of the securities laws would be a violation of a federal court order and potentially subject us to a contempt order. For instance, if, at some point in the future, we were to discover a fact that caused us to restate our financial statements similar to the restatements that were the subject of the SEC action, we could be found to have violated the final judgment. Further, any collateral criminal or civil investigation, proceeding or litigation related to any future violation of the judgment, such as the compliance actions mandated by the judgment, could result in the distraction of management from our day-to-day business and may materially and adversely affect our reputation and results of operations.

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

Our Business Strategy Exposes Us to Significant Risks.

In 2005, we continued executing our business strategy to, among other things, streamline our business, better leverage the McAfee brand, better position us as the leading provider of intrusion prevention solutions, and help accelerate profit and growth. Risks related to these activities include:

•	increasing direct competition from larger, more established competitors, such as Microsoft Corp. and Cisco Systems Inc.;

•	dependence on our channel and other partners to sell our products;

•	business decisions by our competitors may change the dynamics of the market in which we compete; and

•	there may be customer confusion around our strategy.

Business Interruptions May Impede Our Operations and the Operations of Our Customers.

We are continually updating or modifying our accounting systems. Modifications of these types of systems are often disruptive to business and may cause us to incur higher costs than we anticipate. Failure to properly manage this process could materially harm our business operations.

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

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.

During 2005, our stock price was highly volatile ranging from a per share high of $33.24 to a low of $20.35. On December 30, 2005, our stock’s closing price per share price was $27.13. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by Microsoft Corp. related to its consumer security solution may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

We Face the Risk of a Decrease in Our Cash Balances and Losses in Our Investment Portfolio.

Our cash balances are held in numerous locations throughout the world. A portion of our cash is invested in marketable securities as part of our investment portfolio. We rely on third-party money managers to manage our investment portfolio. Among other factors, changes in interest rates, foreign currency fluctuations and macro economic conditions could cause our cash balances to fluctuate and losses in our investment portfolio. Most amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to U.S. federal income tax, less applicable foreign tax credits.

Our Charter Documents and Delaware Law and Our Rights Plan May Impede or Discourage a Takeover, Which Could Lower Our Stock Price.

Our Charter Documents and Delaware Law

Pursuant to our charter, our board of directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding voting stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our worldwide headquarters currently occupy approximately 135,000 square feet in facilities located in Santa Clara, California under leases expiring through 2013. Worldwide, we lease facilities with approximately 900,000 total square feet, with leases that expire at various times. Our primary international facilities are located in Germany, India, Ireland, Japan, the Netherlands, the United Kingdom and Singapore. In the first quarter of 2005, we moved our European headquarters from the Netherlands to a 25,000 square foot facility in Cork, Ireland. Significant domestic sites include California, Oregon and Texas. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

We own our regional office located in Plano, Texas. The 170,000 square feet facility opened in January 2003 and is located on 15.6 acres of owned land. This facility supports approximately 700 employees working in our customer support, engineering, accounting and finance, information technology, internal audit, legal and telesales groups.

Item 3.	Legal Proceedings

Information with respect to this item is incorporated by reference to Note 20 to the notes to consolidated financial statements included in this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2005.

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

The following table sets forth, for the period indicated, the high and low sales prices for our common stock for the last eight quarters, all as reported by NYSE. The prices appearing in the table below do not reflect retail mark-up, mark-down or commission.

	High	Low

Year Ended December 31, 2005
First Quarter	$29.15	$21.94
Second Quarter	28.71	20.35
Third Quarter	33.24	26.00
Fourth Quarter	32.59	25.35
Year Ended December 31, 2004
First Quarter	$18.90	$14.90
Second Quarter	19.75	15.60
Third Quarter	20.42	15.79
Fourth Quarter	33.55	20.09

Dividend Policy

We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Holders of Common Stock

As of January 31, 2006, there were 767 record owners of our common stock.

Common Stock Repurchases

The table below sets forth all repurchases by us of our common stock during the fourth quarter of 2005, all of which were pursuant to a publicly announced plan or program:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total		Part of Publicly	That May yet be
	Number of	Average	Announced Plan or	Purchased Under
	Shares	Price Paid	Repurchase	Our Stock Repurchase
Period	Purchased	per Share	Program	Program
	(in thousands, except price per share)

October 1, 2005 through October 31, 2005	—	—	—	$251,245
November 1, 2005 through November 30, 2005	345	$27.47	345	$241,767
December 1, 2005 through December 31, 2005	420	$27.50	420	$230,217

Total	765	$27.49	765

In November 2003, our board of directors authorized the repurchase of up to $150.0 million of our common stock in the open market from time to time over the following two years, depending upon market conditions, share price and other factors. In 2003, we purchased 350,000 shares for a total of $4.7 million. In August 2004, our board of directors authorized an additional $200.0 million in stock repurchases over the following two years. In 2004, we purchased approximately 12.6 million shares for a total of $221.8 million. In April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market from time to time until August 2006. In 2005, we repurchased approximately 2.8 million shares for a total of $68.4 million. As of December 31, 2005, we had authorization from our board of directors to repurchase an additional $230.2 million of our common stock. In February 2006, we repurchased approximately 4.1 million shares for a total of $97.3 million.

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

You should read the following selected financial data with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. Historical results may not be indicative of future results.

	Years Ended December 31,
	2005(1)	2004(2)	2003	2002(3)	2001
	(In thousands, except for per share amounts)

Statement of Operations Data
Total net revenue	$987,299	$910,542	$936,336	$1,043,044	$1,071,660
Income from operations	158,129	322,671	64,402	124,028	153,483
Income before provision for income taxes, minority interest and cumulative effect of change in accounting principle	181,534	316,471	73,125	129,933	148,136
Income before cumulative effect of change in accounting principle	138,828	225,065	59,905	128,312	83,253
Cumulative effect of change in accounting principle, net of taxes	—	—	10,337	—	—
Net income	138,828	225,065	70,242	128,312	83,253
Income per share, before cumulative effect of change in accounting principle, basic	$0.84	$1.40	$0.37	$0.86	$0.60
Income per share, before cumulative effect of change in accounting principle, diluted	$0.82	$1.31	$0.36	$0.80	$0.53
Cumulative effect of change in accounting principle, basic	$—	$—	$0.07	$—	$—
Cumulative effect of change in accounting principle, diluted	$—	$—	$0.07	$—	$—
Net income per share, basic	$0.84	$1.40	$0.44	$0.86	$0.60
Net income per share, diluted	$0.82	$1.31	$0.43	$0.80	$0.53
Shares used in per share calculation — basic	165,087	160,714	160,338	149,441	137,847
Shares used in per share calculation — diluted	169,234	177,099	164,489	176,249	164,363

	Years Ended December 31,
	2005(1)	2004(2)	2003	2002(3)	2001
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$728,592	$291,155	$333,651	$674,226	$612,832
Working capital	698,670	255,696	415,768	475,418	443,035
Total assets	2,642,624	2,246,532	2,120,498	2,045,487	1,658,093
Deferred revenue	746,420	601,373	459,557	329,195	404,826
Long-term debt and other long-term liabilities	142,638	204,796	570,162	519,150	579,243
Total equity	1,455,033	1,201,248	888,089	770,168	341,493

(1)	In 2005, we reserved $50.0 million in connection with the settlement with the SEC and we deposited $50.0 million in an escrow account with the SEC as the designated beneficiary.

(2)	In 2004, we sold our Sniffer and Magic product lines for aggregate net cash proceeds of $260.9 million and recognized pre-tax gains on the sale of assets and technology aggregating $243.5 million. We also received $25.0 million from our insurance carriers for insurance reimbursements related to the class action lawsuit settled in 2003.

(3)	We agreed to settle a pending class action lawsuit in September 2003 for $70.0 million, which was recorded as expense in 2002 as the settlement agreement was entered into prior to the filing of the 2002 financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements in This Report” at the end of the “Business” section included in Item 1.

Overview and Executive Summary

We are a worldwide supplier of computer security solutions designed to proactively prevent intrusions on networks and secure computer systems and other digital devices from a large variety of known and unknown threats and attacks. We apply business discipline and a pragmatic approach to security that is based on four principles of security risk management (identify and prioritize assets; determine acceptable risk; protect against intrusions; enforce and measure compliance). We have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized business and consumers through a network of qualified partners. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, collectively referred to as EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America. See Note 19 to our consolidated financial statements for a description of revenues, operating income and assets by geographic region.

We offer a comprehensive set of security solutions. The solutions include anti-virus, anti-spyware, anti-spam, intrusion prevention and vulnerability management. We offer policy management tools to keep threat-protection systems up-to-date and allow companies to enforce security policies.

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

We derive our revenue and generate cash from customers from primarily two sources (i) services and support revenue, which includes software license maintenance, training, consulting and on-line subscription arrangements revenue, and (ii) product revenue, which includes software license, hardware and royalty revenue. For 2005 and 2004, our net revenue was $987.3 million and $910.5 million, and our net income was $138.8 million and $225.1 million, respectively. Net income in 2005 was negatively impacted by the $50.0 million SEC settlement charge. On February 9, 2006, the SEC entered the final judgment for the settlement with us and the $50.0 million escrow was released to the SEC on February 13, 2006. Net income in 2004 was favorably impacted by a $46.1 million pre-tax gain from the sale of our Magic product line in January 2004, a $197.4 million pre-tax gain from the sale of our Sniffer product line in July 2004 and insurance reimbursements of approximately $25.0 million relating to our previously settled class action lawsuit. Our net revenue is impacted by corporate IT, government and consumer spending levels. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

Net Revenues by Geography

During 2005, 42% of our total net revenue was generated outside of North America. North America and EMEA collectively accounted approximately for 86% of our total net revenue in 2005. During 2004, 39% of our total net revenue was generated outside of North America, with North America and EMEA collectively accounting for approximately 88% of our total net revenue. North America and EMEA have benefited from increased corporate IT spending related to security in both 2005 and 2004.

Net Revenues by Product and Customer Category

•	McAfee. Our McAfee products include our corporate products and consumer products. Our corporate products include our small and medium-sized business, or SMB, products and our enterprise products, which include our IntruShield intrusion protection products that were acquired in connection with the Intruvert acquisition in 2003, our Entercept host-based intrusion protection products that were acquired in connection with the Entercept acquisition in 2003, and Foundstone Risk Management products that were acquired in connection with the Foundstone acquisition in October 2004. Revenues from our corporate products increased $25.6 million, or 5%, to $536.8 million during 2005 from $511.2 million in 2004. The year-over-year increase reflects an increase in corporate IT spending related to security in 2005, partially offset by the impact of our perpetual-plus license model, which recognizes less revenue up-front and defers more revenue to future periods.

We continued to experience growth in the consumer market. Our consumer market is comprised of our McAfee consumer on-line subscription service and retail-boxed product sales. In 2005, we added 8.7 million net new on-line consumer subscribers. Net revenue from our consumer security market increased $149.4 million, or 50%, to $448.6 million in 2005 from $299.2 million in 2004. At December 31, 2005, we had a total on-line subscriber base of approximately 17.2 million consumer customers, compared to 8.5 million at December 31, 2004. The main driver of this subscriber growth was our continued strategic relationships with strategic channel partners, such as AOL, Comcast and Dell.

•	Sniffer Technologies. Net revenue from the sale of Sniffer products were $90.9 million in 2004. In July 2004, we sold our Sniffer product line for net cash proceeds of $213.8 million. We agreed to provide certain post-closing transition services to Network General Corporation, the acquirer of the Sniffer product line. We were reimbursed for our cost plus a profit margin and present these reimbursements as a reduction of operating expenses on a separate line in our income statement. In 2005, we recorded approximately $0.4 million for these transition services. In 2004, we recorded $6.0 million. We completed our obligations under the transition services agreement in July 2005.

•	Magic. In 2004, net revenue from the sale of Magic Solutions products totaled approximately $2.9 million. We sold the assets of our Magic Solutions service desk business to BMC Software, Inc. The sale closed on January 30, 2004 and we received cash proceeds of approximately $47.1 million, net of direct expenses.

•	McAfee Labs. We sold our McAfee Labs assets to SPARTA, Inc. for $1.5 million in April 2005. Net revenue related to McAfee Labs was $1.9 million in 2005 and $6.4 million in 2004.

See Note 19 to our consolidated financial statements for a description of revenues on a product and service basis and a product family basis.

Deferred Revenue

Beginning in mid-2003 in EMEA and in the first quarter of 2004 in the United States, we implemented a strategy in which we transitioned from term-license agreements to perpetual-plus licensing arrangements. This strategy increased deferred revenue, as more revenue was deferred and recognized ratably into service and support revenue, and provided us more predictability to future revenues. Our deferred revenue balance at December 31, 2005 was $746.4 million compared to $601.4 million at December 31, 2004, which is an increase of 24%. The increase is attributable to our perpetual-plus licensing program and an increase in multiple-year contract arrangements.

Cash, Cash Equivalents and Marketable Securities

The balance of cash, cash equivalents and marketable securities at December 31, 2005 was $1,257.0 million compared to $924.7 million at December 31, 2004. The increase was primarily attributable to (i) net cash provided by operating activities of $419.5 million and (ii) cash received from the exercise of stock options and stock purchases under the stock purchase plans of $108.2 million, partially offset by our utilization of cash to (i) repurchase 2.8 million shares of common stock for approximately $68.4 million, (ii) put into escrow $50.0 million for payment of the SEC penalty, (iii) acquire Wireless Security Corporation for approximately $20.2 million and (iv) purchase property and equipment for approximately $28.9 million. See the Liquidity and Capital Resources section below.

In 2006, our management remains focused on, among other things, (i) building momentum in the consumer online market, (ii) increasing revenue in all segments, (iii) continuing to streamline our business to make it easier for strategic channel partners to do business with us, (iv) delivering new products to our customers, (v) generating cash to re-invest in our business and for potential security acquisitions and (vi) improving operational efficiencies and financial systems.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material adverse effect on the consolidated financial statements.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically sales returns and other incentives, the allowance for doubtful accounts, our facility restructuring accrual; and the assessment of the probability of the outcome of litigation against us;

•	accounting for income taxes; and

•	valuation of goodwill, finite-lived intangibles and long-lived assets.

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

Our revenue is derived from primarily two sources (i) product revenue, which includes software license, hardware, retail and royalty revenue and (ii) services and support revenue which includes software license maintenance and support, training, consulting, and on-line subscription revenue.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, and related interpretations to all transactions involving the sale of software products and hardware products that include software. For hardware products where software is incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved or software is incidental, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition”, or SAB 104.

We market and distribute our software products both as standalone software products and as comprehensive security solutions. We recognize revenue from the sale of software licenses when all of the following is met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured.

Persuasive evidence is generally a binding purchase order or license agreement. Delivery generally occurs when product is delivered to a common carrier or upon delivery of a grant letter and license key, if applicable. If a significant portion of a fee is due after our normal payment terms of typically 30 — 90 days, we recognize revenue as the fees become due. If we determine that collection of a fee is not reasonably assured, we defer the fees and recognize revenue upon cash receipt, provided all other revenue recognition criteria are met.

We enter into perpetual and subscription software license agreements through direct sales to customers and indirect sales with partners, distributors and resellers. We recognize revenue from the indirect sales channel upon sell-through by the partner or distributor. The license agreements generally include service and support agreements, for which the related revenue is deferred and recognized ratably over the performance period. All revenue derived from our online subscription products is deferred and recognized ratably over the performance period. Professional services revenue is generally recognized as services are performed or if required, upon customer acceptance.

For arrangements with multiple elements, including software licenses, maintenance and/or services, we allocate and defer revenue equivalent to the vendor-specific objective evidence, or VSOE, of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately or upon substantive renewal rates stated in a contract. We determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to our customers. When VSOE does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.

We reduce revenue for estimates of sales incentives and sales returns. We offer channel rebates, marketing funds and end-user rebates for products in our corporate and consumer product lines. Additionally, end-users may return our products, subject to varying limitations, through distributors and resellers or to us directly for a refund within a reasonably short period from the date of purchase. We estimate and record reserves for promotional and rebate programs and sales returns based on our historical experience.

Sales Incentives and Sales Returns.  We reduce revenue for estimates of sales incentives and sales returns. We offer sales incentives, including channel rebates, marketing funds and end-user rebates for products in our corporate and consumer product lines. Additionally, end-users may return our products, subject to varying limitations, through distributors and resellers or to us directly for a refund within a reasonably short period from the date of purchase. We estimate and record reserves for sales incentives and sales returns based on our historical experience. In each accounting period, we must make judgments and estimates of sales incentives and potential future sales returns related to current period revenue. These estimates affect our net revenue line item on our statement of income and affect our net accounts receivable, deferred revenue or accrued liabilities line items on our consolidated balance sheet. These estimates affect all of our operating geographies.

At December 31, 2005, our allowance for sales returns and incentives was $32.6 million compared to $29.2 million at December 31, 2004. If our sales returns experience were to increase by an additional 1% of license revenues, our allowance for sales returns at December 31, 2005 would increase and net revenue for 2005 would decrease by approximately $1.1 million.

Deferred Costs of Revenue.  Deferred costs of revenue, which consist primarily of costs related to revenue-sharing arrangements and costs of inventory sold into our channel which have not been sold through to the end-user, are included in other current assets on our consolidated balance sheet. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. At December 31, 2005, our deferred costs were $31.1 million compared to $13.6 million at December 31, 2004.

Allowance for Doubtful Accounts

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

At December 31, 2005, our allowance for doubtful accounts was $2.4 million compared to $2.5 million at December 31, 2004. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at December 31, 2005, our allowance for doubtful accounts and provision for bad debt expense would increase by approximately $2.0 million.

Estimation of Restructuring Accrual and Litigation

Restructuring Accrual.  During 2005, we permanently vacated several leased facilities and recorded a $1.9 million accrual for estimated lease related costs associated with the permanently vacated facilities. During 2004, we permanently vacated several leased facilities, including an additional two floors in our Santa Clara headquarters building and recorded an $8.7 million restructuring accrual. In 2003, as part of a consolidation of activities into our Plano, Texas facility from our headquarters in Santa Clara, California, we recorded a restructuring charge of $15.8 million. We recorded these facility restructuring charges in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Exit Costs Associated With Exit or Disposal Activities” (“SFAS 146”). In order to determine our restructuring charges and the corresponding liabilities, SFAS 146 required us to make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We developed these assumptions based on our understanding of the current real estate market in the respective locations as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If, at December 31, 2005, our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by approximately $1.3 million.

The estimates regarding our restructuring accruals affect our current liabilities and other long-term liabilities line items in our consolidated balance sheet, since these liabilities will be settled each year through 2013. These estimates affect our statement of income in the restructuring line item. At December 31, 2005, our North American operating segment was affected by these estimates.

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

The net deferred tax asset as of December 31, 2005 is $448.1 million, net of a valuation allowance of $48.2 million. The valuation allowance is recorded due to the uncertainty of our ability to utilize some of the deferred tax assets related to foreign tax credits and net operating losses of acquired companies. The valuation allowance is based on our historical experience and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

Valuation of Goodwill, Intangibles, and Long-lived Assets

We account for goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. SFAS 142 requires, among other things, the discontinuance of amortization for goodwill and indefinite-lived intangibles and at least an annual test for impairment. An impairment review may be performed more frequently in the event circumstances indicate that the carrying value may not be recoverable.

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

Based on our most recent impairment test, there would have to be a significant change in assumptions used in such calculation in order for an impairment to occur as of December 31, 2005.

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

Goodwill amounted to $438.4 million and $439.2 million as of December 31, 2005 and 2004, respectively. We did not hold any other indefinite-lived intangibles as of December 31, 2005 or 2004. Net finite-lived intangible assets and long-lived assets amounted to $166.4 million and $198.8 million as of December 31, 2005 and 2004, respectively.

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(Dollars in thousands)

Net revenue:
Product	$167,538	$294,163	$(126,625)	(43)%	$513,610	$(219,447)	(43)%
Services and support	819,761	616,379	203,382	33	422,726	193,653	46

Total net revenue	$987,299	$910,542	$76,757	8	$936,336	$(25,794)	(3)

Percentage of total net revenue:
Product	17%	32%			55%
Services and support	83	68			45

Total net revenue	100%	100%			100%

The increase in net revenue from 2004 to 2005 reflected (i) a $149.4 million increase in our consumer business and (ii) a $25.6 million increase in our corporate business due to increased corporate spending related to security. These increases were partially offset by (i) a $90.9 million decrease in revenues attributable to our Sniffer product line, which was sold in July 2004, (ii) a $4.5 million decrease attributable to McAfee Labs, which was sold in April 2005 and (iii) the introduction of our perpetual-plus licensing arrangements, which experience lower rates of up-front revenue recognition, in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in mid-2003.

Net revenues from our consumer market increased during 2005 primarily due to (i) on-line subscriber growth from 8.5 million on-line subscribers at December 31, 2004 to 17.2 million subscribers at December 31, 2005 due to our stronger strategic channel partner relationships and (ii) increased online renewal rates.

The decrease in net revenue from 2003 to 2004 reflected (i) a $119.3 million decrease in our Sniffer product line as Sniffer revenues declined throughout 2004 and was sold in July 2004, (ii) a $60.3 million decrease due to the January 2004 sale of Magic, (iii) a decrease due to the introduction of our perpetual-plus licensing model in 2003, offset by (i) a $28.2 million increase in our corporate revenues attributable to our May 2003 IntruVert acquisition, (ii) a $103.9 million increase in our consumer business due to on-line subscriber growth, (iii) an increase in revenues in EMEA and Japan of approximately $26.0 million due to a weakening U.S. dollar, and (iv) increased corporate IT spending in 2004, which had a positive impact on our revenues.

Net Revenue by Geography

The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(Dollars in thousands)

Net revenue:
North America	$578,636	$554,400	$24,236	4%	$606,685	$(52,285)	(9)%
EMEA	273,108	241,724	31,384	13	240,616	1,108	—
Japan	76,994	54,850	22,144	40	40,519	14,331	35
Asia-Pacific, excluding Japan	37,147	38,494	(1,347)	(4)	29,014	9,480	33
Latin America	21,414	21,074	340	2	19,502	1,572	8

Total net revenue	$987,299	$910,542	$76,757	8	$936,336	$(25,794)	(3)

Percentage of total net revenue:
North America	58%	61%			65%
EMEA	28	27			26
Japan	8	6			4
Asia-Pacific, excluding Japan	4	4			3
Latin America	2	2			2

Total net revenue	100%	100%			100%

Net revenue outside of North America, consisting of U.S. and Canada, accounted for approximately 42%, 39% and 35% of net revenue for 2005, 2004 and 2003, respectively. Net revenue from North America and EMEA has historically comprised between 86% and 91% of our business. During 2004, we experienced the weakening of the U.S. dollar against many currencies, but most dramatically against the Euro. As a result of the weaker U.S. dollar, we experienced positive impacts on our net revenue in the EMEA region. During 2005, the U.S. dollar strengthened year-over-year against many currencies, especially the Euro. However, the average Euro to U.S. dollar exchange rate in 2005 was comparable to the average Euro to U.S. Dollar exchange rate in 2004, therefore, we did not experience a significant impact to revenue related to foreign exchange gains or losses.

The increase in total net revenue in North America during 2005 primarily related to (i) a $95.3 million increase in consumer revenue in North America due to stronger strategic channel partner relationships and (ii) a $3.6 million increase in corporate revenue in North America partially offset by (i) a $68.0 million decrease in Sniffer revenue in North America due to the sale of our Sniffer product line in July 2004, (ii) a $4.5 million decrease in McAfee Labs revenue in North America due to the sale of McAfee Labs in April 2005, (iii) a $2.1 million decrease in Magic revenue in North America due to the sale of our Magic product line in January 2004 and (iv) our perpetual-plus licensing arrangements which were introduced in 2004 and resulted in an increase in the amount of revenue deferred to future periods. The revenue decline from 2003 to 2004 was due to (i) a decline of $92.4 million due to the July 2004 sale of our Sniffer product line as well as declining Sniffer revenues in 2004, (ii) a decline of $40.9 million due to the January 2004 sale of our Magic product line, and (iii) a decrease in our corporate revenue of approximately $10.4 million, which is net of a $15.9 million increase in IntruShield product revenue due to the Intruvert acquisition in the second quarter of 2003, partially offset by (iv) an increase of $99.9 million related to the increase in consumer revenue in North America. The economic growth and increased corporate IT spending had a positive impact on our revenues, while the introduction of the perpetual-plus model in North America in 2004 resulted in an increase in the amount of revenue deferred to future periods.

The increase in total net revenue in EMEA during 2005 was attributable to (i) a $31.8 million increase in consumer revenue due to stronger strategic channel partner relationships and (ii) a $10.0 million increase in corporate revenue, partially offset by a $9.7 million decrease in revenues related to the Sniffer product line that was sold in July 2004. The average Euro to U.S. Dollar exchange rate in 2005 was comparable to the average Euro to Dollar exchange rate in 2004, therefore, we did not experience a significant impact to revenue related to changing foreign currency rates. Total net revenue in EMEA remained consistent in 2004 compared to 2003. In 2004, net revenue decreased due to (i) an $18.0 million decrease due to the sale of Sniffer in July 2004 and (ii) an $18.4 million decrease due to the sale of Magic in January 2004 offset by a $4.4 million increase in IntruShield revenue due to the acquisition of Intruvert in the second quarter of 2003. The strengthening of the Euro against the U.S. dollar resulted in an approximate $22.0 million increase in revenues from 2003 to 2004, and we also benefited from increased corporate IT spending in 2004.

Net revenues from our consumer market in both North America and in EMEA increased during 2005 primarily due to (i) on-line subscriber growth due to stronger strategic channel partner relationships (ii) increased on-line renewal rates and (iii) increased retail revenues due to higher levels of contract support renewal revenue generated from our increased 2004 retail sales due to numerous virus outbreaks in 2003 through 2004 and new product offerings.

Our Japan, Latin America and Asia-Pacific operations combined have historically been less than 20% of our total business and we expect this trend to continue.

Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, political instability, tariffs and other trade barriers, currency fluctuations, a high incidence of software piracy in some countries, product localization, international labor laws and our relationship with our employees and regional work councils and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue.

Product Revenue

The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of total product revenue:

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(dollars in thousands)

Net product revenue:
Term subscription licenses	$24,574	$39,682	$(15,108)	(38)%	$113,696	$(74,014)	(65)%
Perpetual licenses	86,568	118,301	(31,733)	(27)	227,492	(109,191)	(48)
Hardware	36,679	79,828	(43,149)	(54)	99,502	(19,674)	(20)
Retail	18,276	27,787	(9,511)	(34)	45,993	(18,206)	(40)
Other	1,441	28,565	(27,124)	(95)	26,927	1,638	6

Total product revenue	$167,538	$294,163	$(126,625)	(43)	$513,610	$(219,447)	(43)

Percentage of product revenue:
Term subscription licenses	15%	14%			23%
Perpetual licenses	51	40			44
Hardware	22	27			19
Retail	11	9			9
Other	1	10			5

Total product revenue	100%	100%			100%

Product revenue includes revenue from software licenses, hardware, our retail products and royalties. The decrease in product revenue from 2005 compared to 2004 was attributable to (i) a decrease in term subscription and perpetual licenses in 2005 due to the introduction of our perpetual-plus licensing arrangements in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in the middle of 2003, resulting in reduced product revenues and increased services and support revenues, (ii) increased incentive rebates and marketing development funds with our partners which are recorded as an offset to revenue, (iii) a decrease in retail license revenue in 2005 due to our continued shift in focus from retail-boxed products to our on-line subscription model for consumers and SMBs, and (iv) the sales of our Sniffer product line sale in July 2004 and our Magic product line in January 2004, partially offset by a general increase in corporate IT spending related to security. The introduction of the perpetual-plus licensing arrangement has resulted in revenue declines in the term subscription license and perpetual license revenues with a corresponding increase in services and support revenues. In addition, in April 2005 we increased our support pricing on selected consumer products, including VirusScan and McAfee Internet Security, which resulted in a decrease in product revenue in 2005 due to allocating more revenue related to service and support and recognizing this deferred revenue ratably over the service and support period. Our hardware revenue decreased in 2005 compared to 2004 primarily due to the sale of our Sniffer product line in July 2004.

The decrease in product revenue from 2003 to 2004 was due to (i) the introduction of our perpetual-plus licensing arrangements in the United States in the first quarter of 2004, and in EMEA and Asia-Pacific, excluding Japan in the middle of 2003, resulting in reduced product revenues and increased services and support revenues, (ii) our continued shift in focus from retail boxed products to our on-line subscription model for consumers and SMBs, and (iii) the Sniffer sale in July 2004 and declining 2004 revenues, partially offset by the effects of the strengthening foreign currencies against the U.S. Dollar and increased corporate IT spending related to security. The introduction of the perpetual-plus licensing arrangement has resulted in revenue declines in the term subscription license and perpetual license revenues. Our hardware revenue decreased due to the Sniffer sale in July 2004, which was partially offset by an increase in revenue from our IntruShield product due to our purchase of

IntruVert in the second quarter of 2003. The decrease in retail revenues was due to our shift to the on-line subscription model for consumers and SMB.

Our customers license our software on a perpetual or term subscription basis depending on their preference. Our experience in recent periods has been that perpetual licenses become a larger percentage of our license revenue in any quarter following the implementation of our perpetual-plus licensing model worldwide. Furthermore, support pricing was significantly higher under the perpetual-plus model. Thus, revenue has been shifting out of product revenue and into services and support revenue. We expect the remaining mix of product revenue to fluctuate as a percentage of revenue.

Services and Support Revenue

The following table sets forth, for the periods indicated, each major category of our services and support revenue as a percent of services and support revenue:

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(dollars in thousands)

Net services and support revenue:
Support and maintenance	$546,617	$436,299	$110,318	25%	$313,731	$122,568	39%
Consulting	20,213	19,157	1,056	6	27,421	(8,264)	(30)
Training	5,080	8,394	(3,314)	(39)	9,486	(1,092)	(12)
On-line subscription arrangements	247,851	152,529	95,322	62	72,088	80,441	112

Total services and support revenue	$819,761	$616,379	$203,382	33	$422,726	$193,653	46

Percentage of services and support revenue:
Support and maintenance	67%	71%			74%
Consulting	2	3			7
Training	1	1			2
On-line subscription arrangements	30	25			17

Total services and support revenue	100%	100%			100%

Services and support revenues include revenues from software support and maintenance contracts, consulting, training and on-line subscription arrangements. The increase in service and support revenue in 2005 compared to 2004 was attributable to (i) an increase in our on-line subscription arrangements and (ii) an increase in support and maintenance primarily due to our perpetual-plus licensing model. In addition, in April 2005 we increased our support pricing on selected consumer products, including VirusScan and McAfee Internet Security, which contributed to the increase in service and support revenue in 2005. The increase in our on-line subscription arrangements was due to an increase in our on-line customer base to approximately 17.2 million subscribers at December 31, 2005 from 8.5 million subscribers at December 31, 2004, as well as an increase in our McAfee Managed VirusScan on-line service for small and medium-sized businesses. The increase in customers was primarily due to our continued strategic channel partner relationships with AOL, Dell and others.

The increase in service and support revenue from 2003 to 2004 was due to (i) an increase in support and maintenance due to our perpetual-plus licensing model and (ii) an increase in our on-line subscription arrangements, (iii) the positive impact of foreign currencies strengthening against the U.S. Dollar, partially offset by (iv) a combined decrease in consulting and training revenues. The increase in our on-line subscription arrangements is due to an increase in our customer base to approximately 8.5 million subscribers at December 31, 2004, from

3.7 million subscribers at December 31, 2003. The increase in customers was attributable to our continued strategic channel partner relationships with Dell, AOL and others, as well as an outbreak of computer viruses in the second half of 2003 continuing through 2004.

Our future profitability and rate of growth, if any, will be directly affected by our revenue-sharing arrangements with our partners, increased price competition and the size of our revenue base. Our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenues and operating results would be adversely affected. Additionally, support pricing under the perpetual-plus model is significantly higher than the previous subscription model. In the event customers choose not to renew their support arrangements or renew such arrangements at other than the contractual rates, revenue recognition under the perpetual-plus model could be negatively impacted.

Cost of Net Revenue; Gross Margin

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(Dollars in thousands)

Cost of net revenue:
Product	$63,272	$73,058	$(9,786)	(13)%	$80,895	$(7,837)	(10)%
Services and support	85,828	62,520	23,308	37	57,362	5,158	9
Amortization of purchased technology	15,515	13,331	2,184	16	11,369	1,962	17

Total cost of net revenue	$164,615	$148,909	$15,706	11	$149,626	$(717)	—

Percentage of total cost of net revenue:
Product	39%	49%			54%
Services and support	52	42			38
Amortization of purchased technology	9	9			8

Total cost of net revenue	100%	100%			100%

Gross margin	$822,684	$761,633			$786,710

Gross margin percentage	83%	84%			84%

Cost of Product Revenue

Our cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and, with respect to hardware-based anti-virus and security products, computer platforms and other hardware components. The decrease in cost of product revenue from 2004 to 2005 was primarily attributable to (i) decreased product revenue and (ii) the sale of the Sniffer product line in July 2004, offset by (iii) the full cost of product revenue being recognized upfront upon delivery while more revenue is being deferred and recognized ratably over the contract term and (iv) increased fulfillment and logistics costs in EMEA. The decrease in cost of product revenue from 2003 to 2004 was primarily due to the sale of Sniffer in July 2004, partially offset by an increase in the volume of IntruShield hardware due to a full-year of activity following this acquisition in mid-2003. We anticipate that cost of product revenue will increase in absolute dollars and as a percentage of cost of net revenue, primarily due to a change in product mix and the recognition of stock compensation expense beginning in the first quarter of 2006.

Cost of Services and Support

Cost of services and support revenue consists principally of salaries and benefits related to employees providing customer support and consulting services, and costs related to the sale of on-line subscription arrangements, including revenue-sharing arrangements and royalties paid to our strategic channel partners. The increases in cost of services and support revenue from 2003 through 2005 were due to increases in revenue-sharing arrangements and royalties paid to our on-line strategic channel partners. As a percentage of services and support revenues, costs remained relatively flat due to increased revenue related to these revenue-sharing arrangements and increased margins on renewals and maintenance. In addition, we have low costs associated with our on-line subscription revenue, which increased 62% in 2005 and 112% in 2004. In 2004, the increase was partially offset by reduced support and consulting headcount as a result of the sale of Magic in January 2004, as well as on-going cost reduction efforts. Cost of services and support has increased as a percentage of total cost of net revenue primarily as a result of the increase in revenue-sharing arrangements and royalty payments to our on-line strategic channel partners. We anticipate that cost of product services and support will increase in absolute dollars and as a percentage of cost of net revenue.

Amortization of Purchased Technology

The increases in amortization of purchased technology in 2005 and 2004 was attributable to our acquisition of Wireless Security Corporation in June 2005, for which we recorded purchased technology of $1.5 million, and to our acquisition of Foundstone in October 2004, for which we recorded purchased technology of $27.0 million. Amortization for these items was $4.4 million and $1.0 million in 2005 and 2004, respectively. The purchased technology is being amortized over estimated useful lives of up to seven years. Amortization of purchased technology is expected to be an aggregate of approximately $15.2 million in 2006.

The increase from 2003 to 2004 was due to our acquisitions of Entercept and IntruVert in 2003, for which we recorded purchased technology of $21.7 million and $18.2 million, respectively, and our acquisition of Foundstone in October 2004, for which we recorded purchased technology of $27.0 million. Amortization for these items was $9.0 million and $5.2 million in 2004 and 2003, respectively. The increase in amortization related to the 2003 and 2004 acquisitions was partially offset by certain purchased technology assets becoming fully amortized in 2003. The purchased technology is being amortized over estimated useful lives of up to seven years.

Gross Margins

Our gross margins were stable from 2003 to 2005. The increase in cost of service and support revenue was offset by the decrease in cost of product revenue in 2005. Gross margins may fluctuate in the future due to various factors, including the mix of products sold, sales discounts, revenue-sharing agreements, material and labor costs and warranty costs.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a year-over-year comparison of our research and development expenses.

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(Dollars in thousands)

Research and development expenses(1)	$176,350	$172,717	$3,633	2%	$184,606	$(11,889)	(6)%
Percentage of net revenues	18%	19%			20%

(1)	Includes stock-based compensation (benefits) charges of ($234), $6,518 and $5,157 in 2005, 2004 and 2003, respectively.

Research and development expenses consist primarily of salary, benefits, and contractors fees for our development and technical support staff, and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in 2005 was primarily attributable to an increase in average headcount dedicated to research and development activities of approximately 11%, as well as an increase of $1.4 million specifically related to the acquisition of

Foundstone. The increase in compensation expense was partially offset by a $6.8 million decrease in stock-based compensation.

The decrease from 2003 to 2004 reflects (i) a $16.5 million decrease due to the Sniffer sale in July 2004, (ii) a $6.7 million decrease related to the Magic sale in January 2004, and (iii) a decrease in expenses due to headcount reductions and the movement of research and development headcount to the Bangalore research facility, which has lower salary costs, partially offset by (iv) a $9.2 million increase due to a full-year impact of the IntruVert acquisition in 2003, (v) a $2.1 million increase due to strengthening foreign currencies against the U.S. Dollar in EMEA and Japan in 2004, (vi) a $1.4 million increase in stock-based compensation, and (vii) a $1.1 million increase due to the acquisition of Foundstone in October 2004.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars and as a percentage of net revenue, primarily due to the recognition of stock compensation expense beginning in the first quarter of 2006.

Marketing and Sales

The following table sets forth, for the periods indicated, a year-over-year comparison of our marketing and sales expenses.

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(Dollars in thousands)

Marketing and sales expenses(1)	$294,234	$354,380	$(60,146)	(17)%	$363,306	$(8,926)	(2)%
Percentage of net revenues	30%	39%			39%

(1)	Includes stock-based compensation (benefits) charges of ($25), $2,642 and $5,065 in 2005, 2004 and 2003, respectively.

Marketing and sales expenses consist primarily of salary, commissions and benefits for marketing and sales personnel and costs associated with advertising and promotions. The decrease in marketing and sales expenses from 2004 to 2005 reflected (i) decreased commissions totaling $15.8 million due to a greater percentage of our business being from the on-line consumer market and due to the Sniffer product line sale in July 2004, (ii) a $9.5 million decrease in compensation expense due to the Sniffer product line sale in July 2004, (iii) a $2.7 million decrease in stock-based compensation, (iv) general headcount reductions of approximately 16% and (v) reduced spending on sales and marketing programs due to our cost reduction initiatives.

The decrease from 2003 to 2004 reflected (i) a $14.6 million decrease due to the Sniffer sale in July 2004, the Magic sale in January 2004 and the impact of headcount reductions in 2004, and (ii) a $2.4 million decrease in stock-based compensation, partially offset by (iii) a $6.4 million increase in expenses due to strengthening foreign currencies against the U.S. Dollar in EMEA and Japan in 2004, and (iv) a $1.7 million increase due to the Foundstone acquisition in October 2004.

We anticipate that marketing and sales expenses will increase in absolute dollars and as a percentage of net revenue, primarily due to the recognition of stock compensation expense beginning in the first quarter of 2006.

General and Administrative

The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses.

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(Dollars in thousands)

General and administrative expenses(1)	$122,182	$139,845	$(17,663)	(13)%	$129,920	$9,925	8%
Percentage of net revenues	12%	15%			14%

(1)	Includes stock-based compensation charges of $1,315, $4,085 and $2,285 in 2005, 2004 and 2003, respectively.

General and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The decrease in general and administrative expenses from 2004 to 2005 reflected (i) a $6.5 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, (ii) a $2.8 million decrease in stock compensation and (iii) decreased average headcount dedicated to general and administrative activities of approximately 6%. Also, in 2004, we had (i) $2.9 million in consulting fees paid in connection with strategic planning, (ii) fees incurred in the divestiture of Sniffer and (iii) increased legal fees due to our SEC investigation and merger and acquisition activity. The remaining decrease was attributable to general cost reduction efforts.

The increase from 2003 to 2004 reflected (i) an $11.1 million increase in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, (ii) $2.9 million in consulting fees paid in connection with strategic planning, (iii) a $4.3 million increase in depreciation expense due to a full-year impact of significant hardware additions for back-office functions in 2003, (iv) a $2.7 million increase due to strengthening foreign currencies against the US Dollar in EMEA and Japan in 2004, (v) a $1.8 million increase in stock-based compensation expense, and (vi) a $0.8 million increase due to the Foundstone acquisition in October 2004, partially offset by (vi) $8.8 million in expenses incurred in 2003 related to financial statement restatements which did not occur in 2004, and a reduction in headcount and facilities costs related to restructurings in 2004 and 2003.

In 2005, 2004 and 2003, we recognized acquisition-related compensation expense of $4.7 million, $3.6 million and $4.0 million, respectively, which represents amounts paid to Entercept, IntruVert, Foundstone and Wireless Security Corporation employees currently providing services to us. We expect to recognize an additional $3.1 million in expense related to these services in 2006, and an additional $1.1 million in 2007.

We anticipate that general and administrative expenses will increase in absolute dollars and as a percentage of net revenue, primarily due to the recognition of stock compensation expense beginning in the first quarter of 2006.

SEC Settlement Charge

On March 22, 2002, the Securities and Exchange Commission or SEC, notified us that it had commenced a “Formal Order of Private Investigation” into our accounting practices. We have been engaged in ongoing settlement discussions with the SEC. On September 29, 2005, we announced we had reserved $50.0 million in connection with the settlement with the SEC. On February 9, 2006, the SEC entered the final judgment for the settlement with us relating to this investigation. Under the terms of the settlement, we consented, without admitting or denying any wrongdoing, to be enjoined from future violations of the federal securities laws. We also agreed to certain other conditions, including the payment of a $50.0 million civil penalty, which was released from escrow on February 13, 2006.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a year-over-year comparison of the amortization of intangibles.

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(Dollars in thousands)

Amortization of intangibles	$12,902	$14,065	$(1,163)	(8)%	$15,637	$(1,572)	(10)%
Percentage of net revenues	1%	2%			2%

Intangibles consist of identifiable intangible assets. The decreases are attributable to older intangibles becoming fully amortized in 2004 and 2005.

In-Process Research and Development Expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our in-process research and development expense.

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(Dollars in thousands)

In-process research and development	$4,000	$—	$4,000	100%	$6,600	$(6,600)	(100)%
Percentage of net revenues	0%	0%			1%

During 2005, we expensed $4.0 million of in-process research and development related to the acquisition of Wireless Security Corporation in June 2005. At the time of the acquisition, the ongoing project related to the development of the consumer wireless security product. This consumer wireless security product enables shared-key mode of security on single or multiple access points and automatically distributes the key to stations that would like to join the network. At the date of acquisition, we estimated that, on average, 60% of the development effort had been completed and that the remaining 40% of the development would take approximately three months to complete and would cost approximately $0.6 million. As of December 31, 2005, we had completed the remaining development efforts. The efforts required to complete the development of these projects principally related to new access points configuration, usability improvements, product localization, integration with McAfee security center agents and integration with McAfee installation applications. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to the efficiencies resulting from the combined sales force or the use of our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 42% and excluding the value attributable to the use of the in-process technologies in future products.

In 2003, we expensed $5.7 million of in-process research and development related to IntruVert. The ongoing project at IntruVert at the time of the purchase included the development of the Infinity model of IntruShield sensor. Infinity is a lower end model of the IntruShield sensor product family that is targeted towards remote offices and branch offices of large enterprises as well as small and medium-sized businesses. At the date we acquired IntruVert, we estimated that, on average, 86% of the development effort had been completed and that the remaining 14% of the development effort would take approximately 2.5 months to complete and would cost $0.3 million. The efforts required to complete the development of these projects principally related to finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The product was completed in the third quarter of 2003 and has been shipped to customers since that time. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 20% and excluding the value attributable to the use of the in-process technologies in future products.

In 2003, we expensed $0.9 million of in-process research and development related to Entercept. The ongoing projects at Entercept at the time of the purchase consisted of a Linux version of their current product. At the date we acquired Entercept, we estimated that, on average, 31% of the development effort had been completed and that the remaining 69% of the development effort would take approximately eight months to complete and would cost $0.3 million. The efforts required to complete the development of these projects principally related to additional design efforts, finalization of coding, and completion of prototyping, verification, and testing activities required to establish that products associated with the technologies can be successfully introduced. The product was released in the fourth quarter of 2004. The value of the in-process technologies was determined by estimating the projected net cash flows related to products, including costs to complete the development of the technologies or products, and the future net revenues that may be earned from the products, excluding the value attributed to integration with our products or that may have been achieved due to efficiencies resulting from the combined sales force or the use of the our more effective distribution channel. These cash flows were discounted back to their net present value using a discount rate of 35% and excluding the value attributable to the use of the in-process technologies in future products.

Restructuring Charges

The following table sets forth, for the periods indicated, a year-over-year comparison of our restructuring charges.

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(Dollars in thousands)

Restructuring charges	$3,731	$17,493	$(13,762)	(79)%	$22,667	$(5,174)	(23)%
Percentage of net revenues	0%	2%			2%

2005 Restructuring

During 2005, we permanently vacated several leased facilities and recorded a $1.9 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, along with estimated costs associated with subleasing the vacated facility, net of estimated sublease rental income. We also recorded a restructuring charge of $0.2 million related to a reduction in headcount of approximately 14 employees.

The following table summarizes our restructuring accrual established in 2005 and activity through December 31, 2005 (in thousands):

	Lease
	Termination	Severance and other	Other
	Costs	benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,852	216	4	2,072
Cash payments	(1,127)	(216)	(4)	(1,347)
Effects of foreign currency exchange	(14)	—	—	(14)
Accretion	23	—	—	23

Balance, December 31, 2005	$734	$—	$—	$734

2004 Restructuring

During 2004, we recorded several restructuring charges related to the reduction of employee headcount. In the first quarter of 2004, we recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to our North America and EMEA operating segments, respectively. The workforce size was reduced primarily due to our sale of Magic in January

2004. In the second quarter of 2004, we recorded a restructuring charge of approximately $1.6 million related to the severance of approximately 80 employees in our sales, technical support and general and administrative functions. Approximately $0.6 million of the restructuring charge was related to the EMEA operating segment and the remaining $1.0 million was related to the North America operating segment. In the third quarter of 2004, we recorded a restructuring charge related to ten employees which totaled approximately $0.9 million, all of which related to the North America operating segment. In the fourth quarter of 2004, we recorded a restructuring charge of $1.3 million related to 111 employees, of which $0.7 million, $0.2 million, $0.2 million and $0.2 million related to the Latin America, North America, EMEA and Asia-Pacific (excluding Japan) operating segments, respectively. All employees were terminated at December 31, 2004. The reductions in the second, third and fourth quarters were part of the previously announced cost-savings measures being implemented by us.

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

During 2005, we completed the move of our European headquarters to Ireland and vacated the remaining planned floors. We recorded an additional $1.4 million restructuring charge for estimated lease related costs associated with the permanently vacated facilities and a $1.4 million restructuring charge for severance costs. All of these restructuring charges were related to the EMEA operating segment. During 2005, we also made adjustments to our restructuring accrual totaling $0.8 million due to a change in assumptions related to utility costs and sublease income.

The following table summarizes our restructuring accruals established in 2004 and activity through December 31, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	7,958	3,482	417	11,857
Restructuring accrual	1,402	1,382	20	2,804
Cash payments	(2,747)	(4,864)	(297)	(7,908)
Adjustment to liability	(819)	—	(140)	(959)
Effects of foreign currency exchange	(46)	—	—	(46)
Accretion	341	—	—	341

Balance, December 31, 2005	$6,089	$—	$—	$6,089

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

As part of the consolidation of activities into the Plano facility, we relocated employees from the Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, we recorded a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities, partially offset by a $1.9 million write off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $2.1 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment. This restructuring charge was allocated to our North American segment.

During the second and third quarters of 2003, we recorded restructuring charges of $6.8 million and $0.6 million, respectively, which consisted of $6.7 million related to a headcount reduction of 210 employees and $0.7 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The restructuring charge related to headcount reductions was $0.9 million and $5.8 million in our North American and EMEA operating segments, respectively. The employees were located in our domestic and international locations and were primarily in the sales, product development and customer support areas. In the third and fourth quarters of 2003, we reversed a total of $0.7 million of restructuring accrual in EMEA that was no longer necessary after paying out substantially all accrued amounts to the former employees.

In 2004, we adjusted the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by approximately $0.6 million 2004, due to changes in estimates related to the sublease income to be received over the remaining lease term. Also in 2004, we recorded a $0.1 million adjustment to reduce the restructuring accrual for severance and benefits from our EMEA operating segment that would not be utilized.

During 2005, we made adjustments to our restructuring accrual totaling $1.0 million due to a change in assumptions related to utility costs and sublease income.

The following table summarizes our restructuring accrual established in 2003 and activity through December 31, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(623)	(123)	—	(746)
Accretion	548	—	—	548

Balance, December 31, 2004	12,301	—	—	12,301
Cash payments	(1,279)	—	—	(1,279)
Adjustment to liability	(1,048)	—	—	(1,048)
Accretion	498	—	—	498

Balance, December 31, 2005	$10,472	$—	$—	$10,472

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

Provision for (Recovery from) Doubtful Accounts, Net

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for (recovery from) doubtful accounts, net.

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(dollars in thousands)

Provision for (recovery from doubtful accounts, net	$1,574	$1,716	$(142)	(8)%	$(1,216)	$2,932	(241)%
Percentage of net revenues	0%	0%			0%

Provision for doubtful accounts consists of our estimates for the uncollectibility of receivables, net of recoveries of amounts previously written off.

Reimbursement from Transition Services Agreement

The following table sets forth, for the periods indicated, a year-over-year comparison of our reimbursement from transition services agreement.

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(dollars in thousands)

Reimbursement from transition services agreement	$(362)	$(5,997)	$5,635	94%	$—	$(5,997)	(100)%
Percentage of net revenues	0%	(1)%			0%

In conjunction with the Sniffer sale, we entered into a transition services agreement with Network General. Under this agreement, we provided certain back-office services to Network General for a period of time through June 2005. The reimbursements we have recognized under this agreement totaled approximately $0.4 million in 2005 and $6.0 million in 2004. We completed our requirements under the transition services agreement in July 2005.

(Gain) loss on Sale of Assets and Technology

The following table sets forth, for the periods indicated, a year-over-year comparison of the loss (gain) on sale of assets and technology.

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(dollars in thousands)

(Gain) loss on sale of assets and technology(1)	$(56)	$(240,336)	$240,280	100%	$788	$(241,124)	*
Percentage of net revenues	0%	(26)%			0%

(1)	Net of stock-based compensation charge of $84 in 2004

*	Calculation is not meaningful.

We recognized a gain of approximately $1.3 million in 2005 related to the sale of our McAfee Labs assets to SPARTA, Inc. The gain was offset by the write-off of property and equipment. In January 2004, we recognized a gain of approximately $46.1 million related to our sale of our Magic product line to BMC Software. In July, 2004, we completed the sale of our Sniffer product line to Network General, and as a result, recognized a gain of approximately $197.4 million. Theses gains were offset by a write-off of equipment.

The loss on sale of assets and technology of $0.8 million in 2003 consists of the write-off of property and equipment.

Reimbursement Related to Litigation Settlement

During 2004, we received insurance reimbursements of approximately $25.0 million from our insurance carriers. The reimbursements were a result of our insurance coverage related to the class action lawsuit we settled in 2003.

Severance/Bonus Costs Related to Sniffer and Magic Dispositions

The following table sets forth, for the periods indicated, a year-over-year comparison of severance and bonus costs related to Sniffer and Magic dispositions.

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(dollars in thousands)

Severance/bonus related to Sniffer and Magic dispositions(1)	$—	$10,070	$(10,070)	(100)%	$—	$10,070	100%
Percentage of net revenues	0%	1%			0%

(1)	Includes stock-based compensation charge of $991 in 2004

In conjunction with the sale of the Sniffer product line, we incurred severance and bonuses to the former executives of Sniffer for their assistance in the transaction. The total bonuses and severance expensed was $7.7 million in 2004, of which $5.3 million was paid in 2004 and $2.4 million was paid in 2005. In addition, we accelerated the vesting of these executives’ stock options, which resulted in a stock-based compensation charge of approximately $1.0 million.

In conjunction with the Magic sale, we incurred bonus expense of approximately $1.4 million for amounts paid to an executive during 2004.

Interest and Other Income

Interest and other income was $24.8 million in 2005, $15.9 million in 2004 and $15.9 million in 2003, respectively. Interest and other income increased from 2004 to 2005 primarily due to a 36% increase in cash, cash equivalents and marketable securities from $924.7 million at December 31, 2004 to $1,257.0 million at December 31, 2005 and higher interest rates in 2005. Interest and other income remained consistent from 2003 to 2004 primarily due to an increase in cash, cash equivalents and marketable securities of $158.4 million from 2003 to 2004, partially offset by a $1.3 million loss in 2004 on the interest rate swap we entered into in 2002.

Interest and Other Expenses

We had no interest and other expense in 2005. Interest and other expense was $5.3 million in 2004 and $7.5 million in 2003. Interest and other expense decreased from 2003 through 2005 due to the redemption and conversion of the convertible debt in August 2004.

Loss on Repurchase of Convertible Debt

In 2005, we had no convertible debt.  In 2004, we redeemed all of our outstanding $345.0 million 5.25% convertible notes for approximately $265.6 million in cash and the issuance of approximately 4.6 million of our common shares. We recognized a $15.1 million loss, which was the result of the write-off of unamortized debt issuance costs, fair value adjustment of the debt and a 1.3% premium paid for redemption.

Loss (Gain) on Investments, Net

In 2005 and 2004, we recognized a loss on the sale marketable securities of $1.4 million and $1.7 million, respectively. In 2003, we recognized a gain of $3.1 million. Our investments are classified as available-for-sale and we may sell securities from time to time to move funds into investments with more lucrative investment yields, thus resulting in gains and losses on sale.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

			2005 vs. 2004			2004 vs. 2003
	2005	2004	$	%	2003	$	%
	(dollars in thousands)

Provision for income taxes	$42,706	$91,406	$(48,700)	(53)%	$16,810	$74,596	444%
Effective tax rate	24%	29%			19%

Tax expense was 24%, 29% and 19% of income before income taxes for 2005, 2004 and 2003, respectively (excluding in 2003, $3.6 million tax expense included in the cumulative effect of change in accounting principle). The effective tax rate differs from the statutory rate generally due to the impact of research and development tax credits, utilization of foreign tax credits, and lower effective rates in some overseas jurisdictions. Our future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

The American Jobs Creation Act of 2004, or the Act, provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including our year ended December 31, 2005. Certain criteria must be met to qualify for the deduction, including the establishment of a domestic reinvestment plan by the Chief Executive Officer, the approval of the plan by the Board of Directors, and the execution of the plan whereby the repatriated earnings are reinvested in the United States.

In the third quarter of 2005, we decided to make a distribution of earnings from our foreign subsidiaries that would qualify for the repatriation provisions of the Act. In the fourth quarter of 2005, we executed qualifying distributions totaling $350.0 million. As a result, we recorded a net tax expense of $1.5 million, net of a $17.8 million tax benefit resulting from a lower tax rate under the Act on a portion of foreign earnings for which we previously (in 2004) provided United States tax. Except for the aforementioned distributions qualifying under the Act, we intend to indefinitely reinvest all other current and/or future earnings of our foreign subsidiaries.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We are in compliance with these conditions as of December 31, 2005.

Cumulative Effect of Change in Accounting Principle

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

Stock-Based Compensation

We recorded stock-based compensation charges of $1.1 million, $14.3 million and $12.5 million in 2005, 2004 and 2003, respectively. These charges are comprised of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

New and existing executives and employees	$1,616	$1,928	$424
Exchange of McAfee.com options	(115)	6,669	3,369
Repriced options	(445)	3,343	—
Former employees	—	1,216	1,125
Extended life of vested options of terminated employees	—	1,164	3,720
Extended period of Employee Stock Purchase Plan	—	—	3,869

Total stock-based compensation	$1,056	$14,320	$12,507

New and existing executives and employees.  In the third quarter of 2005, our compensation committee of our board of directors granted a total of 110,000 shares of restricted stock, which vest through September 2008, to key employees. The price of the underlying shares is $0.01 per share. In January 2005, our board of directors granted 75,000 shares of restricted stock, which vest through December 31, 2007, to our chief financial officer. The price of the underlying shares is $0.01 per share. We recorded expense of approximately $1.1 million in 2005 related to the stock-based compensation associated with these restricted stock grants.

In September 2004, our then chief financial officer and chief operating officer announced that he was retiring effective December 31, 2004. Under the terms of his transition agreement, his options were modified such that all remaining unvested outstanding stock options would immediately vest on December 31, 2004 under specified conditions. We recorded stock-based compensation expense due to the acceleration of vesting of $1.3 million in 2004.

In connection with the acquisition of Foundstone in October 2004, we assumed stock options to Foundstone employees which are subject to vesting provisions as the employees provide service to us. We recognized stock-based compensation totaling $0.5 million in 2005 and $0.2 million in 2004. An additional $0.5 million will be recognized through 2008, which is subject to a reduction based on employees terminating prior to full vesting of their options.

In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock, which vested through January 2005, to our chief executive officer. The price of the underlying shares is $0.01 per share. The fair value of the restricted stock grant was $1.4 million and was recognized as stock-based compensation expense over the vesting period. We recorded stock-based compensation expense of less than $0.1 million in 2005 and $0.4 million in both 2004 and 2003, respectively.

Exchange of McAfee.com options.  On September 13, 2002, we acquired the minority interest in McAfee.com that we previously did not own. McAfee.com option holders received options for 0.675 of a share of our common stock plus the right to receive $11.85 cash upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. The assumed options are subject to variable accounting treatment, which means that a compensation charge was measured initially at the date of the closing of the acquisition and is remeasured each reporting period based on our common stock fair market value at the end of each reporting period.

The initial charge was based on the excess of the closing price of our common stock over the exercise price of the options less the $11.85 per share payable in cash upon exercise of the option. This compensation charge has been and will be remeasured using the same methodology until the earlier of the date of exercise, forfeiture or cancellation without replacement. This compensation charge is recorded as an expense over the remaining vesting period of the options using the accelerated method of amortization under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Charges related to unvested options are recorded as deferred stock-based compensation in stockholders equity in the consolidated balance sheet and recognized as expense as the options vest.

During 2005, we recorded a benefit of approximately $0.1 million and during 2004 and 2003, we recorded a charge of approximately $6.7 million and $3.4 million, respectively, related to exchanged options subject to variable accounting. This stock-based compensation was based on our closing stock price of $27.13, $28.93 and $15.04 on December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, we had approximately 0.2 million outstanding options related to the acquisition of the minority interest in McAfee.com subject to variable accounting. Further fluctuations in the stock price may result in significant additional stock-based compensation charges or benefits in future periods.

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

During 2005, we recorded a benefit of approximately $0.4 million and during 2004, we recorded a charge of approximately $3.3 million based on closing stock prices as of December 31, 2005 and 2004 of $27.13 and $28.93, respectively. We did not record any stock-based compensation for the repriced options in 2003 as our stock price was below $20.375 as of December 31, 2003. As of December 31, 2005, 0.2 million options related to this re-pricing which were outstanding and subject to variable accounting.

Former Employees.  As a result of the sale of our Sniffer product line, or Sniffer, in July 2004, the Company modified the stock option agreements of several Sniffer executives by accelerating the vesting of their unvested outstanding options. We recorded a stock-based compensation charge of approximately $1.0 million in 2004. Since the modification was directly related to the sale of Sniffer, the stock compensation charge was reflected in the calculation of the gain on the sale of Sniffer.

In November and December 2003, we extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees options continued to vest after termination and their exercise period was extended an additional 90 days, we recorded a one time stock-based compensation charge of approximately $0.1 million in 2004.

In October 2002, the Company terminated the employment of four former McAfee.com executives. These executives held McAfee.com exchanged options, which are subject to variable accounting as discussed above. Upon termination, the options were modified in accordance with a change in control provision. As a result, the Company recorded a stock compensation charge of approximately $1.1 million in 2003.

Extended Life of Vested Options Held by Terminated Employees.  As part of the purchase of Foundstone in October 2004, we granted stock options to Foundstone employees, certain of whom terminated their employment after the acquisition. The terminated employees had 90 days to exercise their stock options from the date of termination, otherwise the options would expire. We determined in December 2004 that we would not be able to file the required public company reports with the SEC that would allow the option holders to exercise their options within the 90-day period. In December 2004, we extended the expiration date of the options approximately one month, resulting in a new measurement date for the options. We recorded a one-time stock-based compensation charge of $1.0 million in 2004 due to the extension of the expiration date.

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

Extended Period of Employee Stock Purchase Plan.  During the black-out period in 2003, we suspended all stock purchases under our 2002 Employee Stock Purchase Plan, or 2002 Purchase Plan. Due to the black-out period, we extended the purchase period for shares in the 2002 Purchase Plan that would otherwise have been purchased on July 31, 2003. Accordingly, in 2003 we recorded a one-time stock-based compensation charge of approximately $3.9 million.

Impact of Recent Accounting Pronouncement on Stock-Based Compensation.  In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We have determined that we will use the “modified prospective” method to recognize compensation expense.

We currently utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to our employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon our research on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, we have determined that we will continue to use the Black-Scholes model for option valuation.

Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated results of operations. At December 31, 2005, we had approximately $52.4 million of unrecognized compensation expense related to stock options not affected by estimated forfeitures that is expected to be recognized over a weighted-average life of 2.8 years and we had approximately $1.1 million of unrecognized compensation expense related to our employee stock purchase plan that will be recognized in 2006.

Acquisitions

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

IntruVert Networks, Inc.

In May 2003, we acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., or IntruVert, a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $98.1 million in cash and $5.2 million of direct expenses, totaling $103.3 million. We acquired IntruVert to enhance our intrusion detection product line, improve our position in the emerging intrusion prevention marketplace, embed the acquired technologies in our current product offering, and sell IntruVert products to our existing customer base. We recorded approximately $5.7 million for acquired in-process research and development which was fully expensed at the time of acquisition because technology feasibility had not been established and there was no alternative use for the projects under development. The results of operations of IntruVert have been included in these consolidated financial statements since the date of acquisition.

Entercept Security Technologies, Inc.

In April 2003, we acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc., or Entercept, a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $121.9 million in cash and $3.9 million of direct expenses, totaling $125.8 million. We acquired Entercept to enhance our intrusion detection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in our current product offering, and sell Entercept products to our existing customer base. We recorded approximately $0.9 million for acquired in-process research and development which was fully expensed at the time of acquisition because technology feasibility had not been established and there was no alternative use for the projects under development. The results of operations of Entercept have been included in these consolidated financial statements since the date of acquisition.

Liquidity and Capital Resources

	2005	2004	2003
	(In thousands)

Net cash provided by operating activities	$419,457	$358,913	$156,304
Net cash used in investing activities	$4,595	$(39,373)	$(374,480)
Net cash (used in) provided by financing activities	$39,841	$(369,867)	$(146,579)

Overview

At December 31, 2005, we had cash and cash equivalents totaling $728.6 million, as compared to $291.2 million at December 31, 2004. In 2005, we generated positive operating cash flows of $419.5 million, received cash of $108.2 million related to our employee stock purchase plan and option exercises under our employee stock option plans and had net proceeds from the sale and maturity of marketable securities of $102.6 million. Uses of cash during 2005 included the repurchase of common stock of $68.4 million, purchases of property and equipment of $28.9 million and the acquisition of Wireless Security Corporation for $20.2 million. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Net cash provided by operating activities in 2005, 2004 and 2003 was primarily the result of our net income of $138.8 million, $225.1 million and $70.2 million, respectively. Net income for 2005 was adjusted for non-cash items such as depreciation and amortization of $64.9 million, tax benefit from exercise of nonqualified stock options of $34.4 million, deferred income taxes of $13.8 million, acquired in-process research and development of $4.0 million, and changes in various assets and liabilities such as an increase of deferred revenue of $182.2 million, an increase of accounts payable, accrued taxes and other liabilities of $41.2 million, an increase in accounts receivable of $23.3 million and an increase of prepaid expenses, income taxes and other assets of $13.2 million.

Historically, our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding, or DSO. DSOs were 74 days, 77 days and 92 days at December 31, 2005, 2004 and 2003, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2005, 2004 and 2003, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”

The increase in cash related to accounts payable, accrued taxes and other liabilities was $41.2 million, net of acquisitions, dispositions and non-cash items. The increase was attributable to the $50.0 million accrued in 2005 for settlement with the SEC related to the “Formal Order of Private Investigation” in our accounting practices that commenced on March 22, 2002. Our operating cash flows, including changes in accounts payable and accrued liabilities, is impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements. In 2005, 2004 and 2003, we did not make any significant changes to our payment timing to our vendors.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of December 31, 2005, approximately $176.1 million was held outside the United States. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have provided for U.S. federal income taxes on these amounts for consolidated financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the United States. The American Jobs Creations Act of 2004 provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including our year ending December 31, 2005. As a result, a $350.0 million distribution was repatriated in the fourth quarter of 2005.

Our working capital, defined as current assets minus current liabilities, was $698.7 million and $255.7 million at December 31, 2005 and December 31, 2004, respectively. The increase in working capital of approximately $443.0 million from December 31, 2004 to December 31, 2005 was primarily attributable to a $520.8 million increase in cash and short-term marketable securities balances offset by a $94.8 million increase in current deferred revenue. Our perpetual-plus licensing model, now introduced worldwide, results in less revenue recognition up-front, therefore causing increases in our deferred revenue.

In the third quarter of 2005, we placed $50.0 million in escrow for a proposed with the SEC relating to the “Formal Order of Private Investigation” into our accounting practices that commenced on March 22, 2002 (see Note 20 to our consolidated financial statements). The $50.0 million placed in escrow was reflected as cash used in investing activities on our statement of cash flows. The $0.5 million of interest earned on this amount is restricted until final settlement and, therefore, is reflected as an adjustment to reconcile net income to net cash provided by operating activities on our statement of cash flow. On February 9, 2006 the SEC entered the final judgment for settlement with us. The $50.0 million escrow was released and transferred to the SEC on February 13, 2006. In the first quarter of 2006, the transfer to the SEC will be reflected as cash provided by investing activities of $50.0 million and cash used in operating activities of $50.0 million.

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

Investing Activities

Our investing activities for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands).

	2005	2004	2003

Purchase of marketable securities	$(793,581)	$(1,243,990)	$(1,120,561)
Proceeds from sale and maturity of marketable securities	896,139	1,033,402	1,022,700
(Increase) decrease in restricted cash	(50,322)	19,930	664
Purchase of property and equipment and leasehold improvements, net	(28,941)	(25,374)	(60,027)
Acquisitions, net of cash acquired	(20,200)	(84,650)	(217,078)
Proceeds from sale of assets and technology	1,500	261,309	—
Purchases of acquired technology	—	—	(178)

Net cash provided by (used in) investing activities	$4,595	$(39,373)	$(374,480)

Investments

In 2005, we received net proceeds from sales and maturities of our marketable securities of $102.6 million. In 2004 and 2003, we made net purchases of marketable securities of $210.6 million, and $97.9 million, respectively. We have classified our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income and U.S. government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Restricted Cash

The current restricted cash balance of $50.5 million at December 31, 2005 reflected the $50.0 million we placed in escrow for the SEC settlement and the interest earned on the escrow which was restricted until released by the SEC. On our consolidated statement of cash flow, the $50.0 million placed in escrow was reflected as cash used in investing activities and the $0.5 million of interest earned was reflected as an adjustment to reconcile net income to net cash provided by operating activities. On February 9, 2006, the SEC entered the final judgment for settlement with us. We had no current restricted cash balance at December 31, 2004.

The non-current restricted cash balance of $0.9 million at December 31, 2005 and $0.6 million at December 31, 2004 consisted primarily of cash collateral related to both the Foundstone and Entercept facilities leases and our workers’ compensation insurance coverage.

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

Property and Equipment

The $28.9 million of property and equipment purchased during 2005 was primarily for upgrades of our existing accounting system and equipment for our new facility in Ireland. We added $25.4 million of equipment during 2004 to update hardware for our employees and enhance various back-office systems and purchases of equipment for our Bangalore research and development facility. We added $60.0 million of equipment during 2003 to update hardware for our employees and enhance various back-office systems, including our new customer relationship management system which we deployed in early 2004.

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

We may buy or make investments in complementary companies, products and technologies. Our available cash and equity securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders.

Proceeds from Sale of Assets and Technology

We completed the sale of McAfee Labs in April 2005, and as result, recognized a gain of approximately $1.3 million in 2005. We received net cash proceeds of $1.5 million related to the sale.

We completed the sale of the Magic product line to BMC Software in January 2004, and as a result, recognized a gain of approximately $46.1 million in 2004. We received net cash proceeds of approximately $47.1 million related to the sale. In July 2004, we completed the sale of our Sniffer product line to Network General Corporation, and as a result, recognized a gain of approximately $197.4 million. We received net cash proceeds of approximately $213.8 million related to the sale. Additionally, we received $0.4 million in cash from the disposal of other assets in 2004.

Financing Activities

Our financing activities for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003

Proceeds from issuance of common stock under stock option plan and stock purchase plans	$108,236	$113,793	$35,417
Repurchase of common stock	(68,395)	(221,816)	(4,707)
Repurchase of convertible debt	—	(265,623)	(177,289)
Contribution of proceeds from sale of common stock held in trust	—	3,779	—

Net cash provided by (used in) financing activities	$39,841	$(369,867)	$(146,579)

Stock Option and Stock Purchase Plans

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $108.2 million, $113.8 million and $35.4 million in 2005, 2004 and 2003, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions.

As our stock price rises, more participants are “in the money” in their options, and thus, more likely to exercise their options, which results in cash to us. As our stock price decreases, more of our employees are “out of the money” or “under water” in regards to their options, and therefore, choose not to exercise options, which results in no cash received by us.

Repurchase of Common Stock

In April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market from time to time until August 2006, depending upon market conditions, share price and other factors. Prior to this additional authorization, in November 2003 our board of directors had authorized the repurchase of up to $150.0 million of our common stock in the open market through November 2005, and in August 2004, our board of directors had authorized the repurchase of up to an additional $200.0 million of our common stock in the open market through August 2006. During 2005, we used $68.4 million to repurchase 2.8 million shares of our common stock in the open market. During 2004, we used $221.8 million to repurchase 12.6 million shares of our common stock in the open market and during 2003, we used $4.7 million to repurchase 0.4 million shares of our common stock in the open market.

Redemption of Convertible Debt

In 2004 and 2003, we used $265.6 million and $177.3 million of cash, respectively, for the repurchase of convertible debt.

Contribution of Proceeds from Sale of Common Stock Held in Trust

In 1998, we deposited approximately 1.7 million shares of common stock with a trustee for the benefit of the employees of the Dr. Solomon’s acquisition to cover the stock options assumed in the acquisition of this company. These shares, which have been included in the outstanding share balance, were to be issued upon the exercise of stock options by Dr. Solomon’s employees. We determined in June 2004 that Dr. Solomon’s employees had exercised approximately 1.6 million options, and that it had issued new shares in connection with these exercises rather than the trust shares. The trustee returned the 1.6 million shares to us in June 2004, at which time they were retired and were no longer included in the outstanding share balance. In December 2004, the trustee sold the remaining 133,288 shares in the trust for proceeds of $3.8 million, and remitted the funds to us. The terms of the trust prohibited the trustee from returning the shares to us and stipulated that only employees could benefit from the shares. We paid out the $3.8 million to our employees as a bonus in 2004.

Credit Facility

We have a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding as of December 31, 2005.

Contractual Obligations

A summary of our contractual obligations at December 31, 2005 is as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases(1)	$87,239	$17,265	$23,602	$19,097	$27,275
Other commitments(2)	39,204	26,507	12,697	—	—
Purchase obligations(3)	5,694	5,694	—	—	—

Total	$132,137	$49,466	$36,299	$19,097	$27,275

(1)	Operating leases are for office space and office equipment. The operating lease commitments above reflect contractual and reasonably assured rent escalations under the lease arrangements. The majority of our lease contractual obligations relate to the following three leases: $45.8 million for the Santa Clara, California facility lease, $17.0 million for the Slough, United Kingdom facility lease and $4.3 million for the Cork, Ireland facility lease.

(2)	Other commitments are minimum commitments on telecom contracts, contractual commitments for naming rights and advertising services and software licensing agreements and royalty commitments associated with the shipment and licensing of certain products.

(3)	We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of product requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory.

In addition to the contractual obligations above and as permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events of occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a potion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our subsidiaries are 100% owned by us and are fully consolidated into our consolidated financial statements.

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

To reduce exposures associated with nonfunctional net monetary asset positions in various currencies, we enter into forward contracts. Our foreign exchange contracts typically range from one to three months in original maturity. In general, we have not hedged anticipated foreign currency cash flows nor do we enter into forward contracts for trading purposes. We do not use any derivatives for speculative purposes. At December 31, 2005, we had no forward contracts outstanding. Forward contracts existing during 2005 did not qualify for hedge accounting and accordingly were marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the consolidated statements of income. Net realized gains and losses arising from settlement of our forward foreign exchange contracts were not significant in 2005, 2004, and 2003.

Forward contracts outstanding at December 31, 2004 and their fair values are presented below (in thousands):

Euro	$116
British Pound Sterling	288
Brazilian Real	420
Japanese Yen	1
Australian Dollar	4
Canadian Dollar	39

$868

Interest Rate Risk

Investments

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

The following tables present the hypothetical changes in fair values in the securities held at December 31, 2005 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS, 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2005. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

	Valuation of
	Securities Given
	an Interest Rate			Valuation of Securities Given
	Decrease of		No	an Interest Rate Increase of
	X Basis Points		Change in	X Basis Points
Issuer	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$206.4	$205.9	$205.4	$204.9	$204.4	$203.9
Corporate notes and bonds	190.5	190.2	190.1	189.8	189.6	189.4
Asset-backed securities	159.4	159.5	159.4	159.4	159.4	159.3
Mortgaged-backed securities	2.0	2.0	2.0	2.0	2.0	2.0
Non-corporate credit	2.1	2.1	2.1	2.1	2.1	2.1

Total	$560.4	$559.7	$559.0	$558.2	$557.5	$556.7

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of
	Securities Given
	an Interest Rate			Valuation of Securities Given
	Decrease of		No	an Interest Rate Increase of
	X Basis Points		Change in	X Basis Points
Issuer	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$209.6	$209.2	$208.8	$208.4	$208.0	$207.6
Corporate notes and bonds	193.9	193.8	193.8	193.7	193.6	193.6
Asset-backed securities	162.1	162.3	162.5	162.6	162.8	162.9
Mortgaged-backed securities	2.7	2.7	2.7	2.7	2.7	2.7
Non-corporate credit	2.5	2.5	2.4	2.4	2.4	2.4

Total	$570.8	$570.5	$570.2	$569.8	$569.5	$569.2

Interest Rate Swap Transactions

In July 2002, we entered into interest rate swap transactions with two investment banks to hedge the interest rate risk of our outstanding 5.25% Convertible Subordinated Note due 2006, or Notes. The notional amount of the interest rate swap transactions was $345.0 million to match the entire principal amount of the Notes. The interest rate swap transactions were to terminate on August 15, 2006, subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the five-day average closing price of our common stock was to equal or exceed $22.59. On October 27, 2004, the interest rate swap transactions automatically terminated as our five-day average common stock price equaled $22.59.

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

Item 8.	Financial Statements and Supplementary Data

Quarterly Operating Results (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(In thousands, except per share data)

Statement of Operation and Other Data:
Net revenues	$253,279	$252,911	$245,382	$235,727	$244,153	$221,633	$225,678	$219,078
Gross margin	201,270	215,818	208,526	197,070	204,273	187,360	188,114	181,886
Income from operations	48,974	15,488	45,989	48,121	23,427	210,585	13,059	75,180
Income before provision for income taxes	55,887	22,641	50,573	52,433	23,621	199,457	13,969	79,424
Net income	$38,613	$22,547	$41,698	$35,970	$38,747	$118,148	$10,200	$57,970
Basic net income per share	$.23	$.14	$.25	$.22	$.24	$.75	$.06	$.35
Diluted income per share	$.23	$.13	$.25	$.21	$.23	$.70	$.06	$.33

We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance.

Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, the portion of our licensing fees deferred and recognized as support and maintenance revenue, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions and sales of business or litigation and the occurrence of unexpected events. Results for the quarter ended September 30, 2005 reflect the $50.0 million charge for the settlement with the SEC. Results for the quarter ended December 31, 2004 reflect a tax benefit of $15.1 million due to the release of income tax contingencies upon the lapse of statutes of limitations, as well as a shift in taxable income from higher to lower tax jurisdictions. Results for the quarter ended September 30, 2004 reflect a $197.4 million gain on the Sniffer sale and a $15.1 million loss on repurchase of debt. Results for the quarter ended March 31, 2004 reflect a gain of $46.1 million on the Magic sale and a $19.1 million insurance reimbursement. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our consolidated balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.

During the three months ended December 31, 2005, we made certain reclassifications from product revenue to service revenue primarily related to online subscriptions. No reclassifications were necessary in 2004 in order for 2004 to conform to 2005 presentation. Total net revenue was not impacted by these reclassifications. The following table reflects our 2005 quarterly net revenue, as previously reported in respective Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,
	2005	2005	2005

Net revenue:
Total product revenue	$44,092	$53,423	$39,253
Total services and support revenue	191,635	191,959	$213,658

Total net revenue	$235,727	$245,382	$252,911

The following table reflects our 2005 quarterly net revenue (in thousands):

	As restated			Three Months	Twelve Months
	Three Months Ended			Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Net revenue:
Total product revenue	$45,145	$43,805	$32,578	$46,010	$167,538
Total services and support revenue	190,582	201,577	$220,333	$207,269	$819,761

Total net revenue	$235,727	$245,382	$252,911	$253,279	$987,299

Our financial statements and supplementary data required by this item are set forth at the pages indicated at Item 15(a).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, and because of the material weakness in our internal control over financial reporting described below, our management, including our CEO and CFO, has concluded that, as of December 31, 2005, our disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. Our internal controls are designed to provide reasonable, but not absolute, assurance to our management and members of our Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles of the United States of America, or GAAP.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in the Internal Control —  Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

In performing the assessment, our management has identified one material weakness in internal control over financial reporting as of December 31, 2005 that relates to our financial close process:

Financial Close Process

During the first three quarters of 2005, management detected errors subsequent to the completion of its interim financial close and reporting processes, which were deemed to not be material on an individual or aggregate basis. Further, management believes many of the errors were identified as a direct result of our ongoing remediation efforts. Nevertheless, the fact that the errors related to prior periods was an indication that our financial close controls were not operating effectively during those interim periods. Because the controls did not operate consistently in a timely manner throughout the interim periods of 2005, there was insufficient evidence at December 31, 2005 to demonstrate that the 2004 material weakness related to the financial close process had been remediated. Hence, management concluded there is a more than remote likelihood that a material misstatement of the financial statements would not have been prevented or detected.

As a result of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based upon the criteria set forth in COSO’s Internal Control — Integrated Framework.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below.

Changes in Internal Control over Financial Reporting

We undertook significant efforts during the fourth quarter of 2005 and throughout the year to improve our internal controls over financial reporting. We committed considerable resources to the design, implementation, documentation and testing of our internal controls. Additional efforts were required to remediate and re-test certain internal control deficiencies. Management believes these efforts have improved our internal control over financial reporting and have led to the remediation of the material weaknesses that were identified as of December 31, 2004 relating to accounting for income taxes and revenue. A significant element of our plan to improve the controls over the revenue, tax and financial close processes during 2005 was the addition of approximately 35 finance and accounting personnel, of which 7 were hired during the fourth quarter. The additional personnel have allowed us to:

(a)	gain the expertise necessary to interpret and implement the accounting treatment for complex transactions;

(b)	gain sufficient worldwide resources to improve upon the quality of the interim and annual review and reconciliation processes for certain key account balances;

(c)	coordinate the accounting functions of our domestic and international locations by consolidating the oversight responsibilities under one worldwide controller, thereby allowing for the consistent application of accounting principles in all geographies;

(d)	implement additional monitoring controls that are designed to improve upon the accuracy and timely preparation of our financial statements and related SEC filings;

(e)	establish a stable executive finance team to monitor the operation of our newly implemented controls during each interim and annual close process going forward.

While these steps have significantly improved our internal controls, we are taking the following steps to enhance our overall internal control environment and remediate the financial close material weakness:

•	Automating many of our controls and financial reporting processes

•	Improving business processes, including the redesign and automation of certain activities, related to the financial close process

•	Standardizing our worldwide policies and procedures

•	Increasing the number of accounting and finance staff where appropriate

We believe the above steps will provide us with the infrastructure to effectively implement our financial close controls on a quarterly basis and thereby remediate the material weakness that existed as of December 31, 2005.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McAfee, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”), that McAfee, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. During 2005, the Company did not perform certain of its designed controls over the period-end financial closing and reporting process with sufficient precision, as evidenced by misstatements that were detected in various accounting areas after management had completed its financial closing and reporting process related to the quarterly financial statements. Although the misstatements were not deemed to be individually material, their occurrence is indicative that the controls related to the financial closing and reporting process were not operating in an effective manner. Because the Company’s controls over the financial closing and reporting process had not operated consistently for a sufficient period of time, as of December 31, 2005, there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended

December 31, 2005 of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated February 28, 2006 expressed an unqualified opinion on such consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

San Jose, California
February 28, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2006. We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, corporate controller and other finance organization employees and establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is publicly available on our website at www.mcafee.com. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer or corporate controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. All reports required to be filed during fiscal year 2005 pursuant to Section 16(a) of the exchange act by directors, executive officers and 10% beneficial owners were filed on timely basis.

Item 11.	Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2006.

Item 14.	Principal Accountant Fees and Services

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 25, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

Page
Number

Reports of Independent Registered Public Accounting Firms	68
Consolidated Balance Sheets:
December 31, 2005 and 2004	70
Consolidated Statements of Income and Comprehensive Income:
Years ended December 31, 2005, 2004 and 2003	71
Consolidated Statements of Stockholders’ Equity:
Years ended December 31, 2005, 2004 and 2003	73
Consolidated Statements of Cash Flows:
Years ended December 31, 2005, 2004, and 2003	75
Notes to Consolidated Financial Statements	77

(a)(2) Consolidated Financial Statement Schedule

The following financial statement schedule of McAfee, Inc. for the years ended December 31, 2005, 2004, and 2003 is filed as part of this Form 10-K and should be read in conjunction with McAfee, Inc.’s Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits  See Index to Exhibits on Page 123. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McAfee, Inc.:

We have audited the accompanying consolidated balance sheets of McAfee, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2005 and 2004 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of McAfee, Inc. (formerly Networks Associates, Inc.):

In our opinion, the consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of McAfee, Inc. and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for the year ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for sales commissions effective January 1, 2003.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
February 26, 2004

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$728,592	$291,155
Restricted cash	50,489	—
Short-term marketable securities	316,298	232,929
Accounts receivable, net of allowance for doubtful accounts of $2,389 and $2,536, respectively	158,680	146,376
Prepaid expenses, income taxes and other current assets	106,791	99,513
Deferred income taxes	206,811	200,459

Total current assets	1,567,661	970,432
Long-term marketable securities	212,131	400,597
Restricted cash	939	617
Property and equipment, net	85,641	91,715
Deferred income taxes	241,315	220,604
Intangible assets, net	80,782	107,133
Goodwill	438,396	439,180
Other assets	15,759	16,254

Total assets	$2,642,624	$2,246,532

LIABILITIES
Current liabilities:
Accounts payable	$34,678	$32,891
Accrued SEC settlement	50,000	—
Accrued income taxes	81,227	70,778
Accrued compensation	50,617	53,146
Accrued liabilities	82,011	82,300
Deferred revenue	570,458	475,621

Total current liabilities	868,991	714,736
Deferred revenue, less current portion	175,962	125,752
Accrued taxes and other long-term liabilities	142,638	204,796

Total liabilities	1,187,591	1,045,284

Commitments and contingencies (Notes 11, 12 and 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2005 and 2004	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 170,453,210 shares at December 31, 2005 and 162,266,174 shares at December 31, 2004 Outstanding: 167,688,210 shares at December 31, 2005 and 162,266,174 shares at December 31, 2004	1,705	1,623
Treasury stock, at cost: 2,765,000 shares at December 31, 2005 and no shares at December 31, 2004	(68,395)	—
Additional paid-in capital	1,356,881	1,178,855
Deferred stock-based compensation	(474)	(1,777)
Accumulated other comprehensive income	31,302	27,361
Retained earnings (accumulated deficit)	134,014	(4,814)

Total stockholders’ equity	1,455,033	1,201,248

Total liabilities and stockholders’ equity	$2,642,624	$2,246,532

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net revenue:
Product	$167,538	$294,163	$513,610
Services and support	819,761	616,379	422,726

Total net revenue	987,299	910,542	936,336

Cost of net revenue:
Product	63,272	73,058	80,895
Services and support	85,828	62,520	57,362
Amortization of purchased technology	15,515	13,331	11,369

Total cost of net revenue	164,615	148,909	149,626

Operating costs:
Research and development(1)	176,350	172,717	184,606
Marketing and sales(2)	294,234	354,380	363,306
General and administrative(3)	122,182	139,845	129,920
SEC settlement charge	50,000	—	—
Amortization of intangibles	12,902	14,065	15,637
In-process research and development	4,000	—	6,600
Restructuring charges	3,731	17,493	22,667
Provision for (recovery of) doubtful accounts, net	1,574	1,716	(1,216)
Reimbursement from transition services agreement	(362)	(5,997)	—
(Gain) loss on sale of assets and technology(4)	(56)	(240,336)	788
Reimbursement related to litigation settlement	—	(24,991)	—
Severance/bonus costs related to Sniffer and Magic disposition(5)	—	10,070	—

Total operating costs	664,555	438,962	722,308

Income from operations	158,129	322,671	64,402
Interest and other income	24,837	15,889	15,917
Interest and other expenses	—	(5,315)	(7,543)
Loss on repurchase of convertible debt	—	(15,070)	(2,727)
(Loss) gain on investments, net	(1,432)	(1,704)	3,076

Income before provision for income taxes and cumulative effect of change in accounting principle	181,534	316,471	73,125
Provision for income taxes	42,706	91,406	13,220

Income before cumulative effect of change in accounting principle	138,828	225,065	59,905
Cumulative effect of change in accounting principle, net of taxes of $3,590	—	—	10,337

Net income	$138,828	$225,065	$70,242

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Other comprehensive income:
Unrealized losses on marketable securities, net of reclassification adjustment for losses recognized on marketable securities during the period and income tax	$(638)	$(2,129)	$(709)
Foreign currency translation (loss) gain	4,579	(4,537)	10,578

Comprehensive income	$142,769	$218,399	$80,111

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.84	$1.40	$0.37
Cumulative effect of change in accounting principle, net of taxes	—	—	0.07

Net income per share — basic	$0.84	$1.40	$0.44

Shares used in per share calculation — basic	165,087	160,714	160,338

Diluted net income per share:
Income before cumulative effect of change in accounting principle	$0.82	$1.31	$0.36
Cumulative effect of change in accounting principle, net of taxes	—	—	0.07

Net income per share — diluted	$0.82	$1.31	$0.43

Shares used in per share calculation — diluted	169,234	177,099	164,489

(1)	Includes stock-based compensation (benefits) charges of ($234), $6,518 and $5,157 in 2005, 2004 and 2003, respectively.

(2)	Includes stock-based compensation (benefits) charges of ($25), $2,642 and $5,065 in 2005, 2004 and 2003, respectively.

(3)	Includes stock-based compensation charges of $1,315, $4,085 and $2,285 in 2005, 2004 and 2003, respectively.

(4)	Net of stock-based compensation charge of $84 in 2004.

(5)	Includes stock-based compensation charge of $991 in 2004.

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other	Retained
					Additional	Deferred	Comprehensive	Earnings	Total
	Common Stock		Treasury Stock		Paid-In	Stock-Based	Income	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit)	Equity
	(In thousands)

Balances, December 31, 2002	157,928	$1,579	—	$—	$1,050,288	$(5,736)	$24,158	$(300,121)	$770,168
Issuance of common stock upon exercise of stock options	2,548	26	—	—	19,610	—	—	—	19,636
Issuance of common stock from Employee Stock Purchase Plans	1,596	16	—	—	15,765	—	—	—	15,781
Repurchase of common stock	(350)	—	350	(4,707)	—	—	—	—	(4,707)
Deferred stock-based compensation	—	—	—	—	(643)	643	—	—	—
Amortization of deferred stock-based compensation and other stock-based compensation charge	—	—	—	—	8,012	4,495	—	—	12,507
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—	—	—	—	(5,407)	—	—	—	(5,407)
Foreign currency translation	—	—	—	—	—	—	10,578	—	10,578
Net decrease in unrealized gains on investments	—	—	—	—	—	—	(709)	—	(709)
Net income	—	—	—	—	—	—	—	70,242	70,242

Balances, December 31, 2003	161,722	1,621	350	(4,707)	1,087,625	(598)	34,027	(229,879)	888,089
Issuance of common stock upon exercise of stock options	9,152	92	—	—	105,638	—	—	—	105,730
Issuance of common stock from Employee Stock Purchase Plans	775	8	—	—	8,055	—	—	—	8,063
Issuance of common stock upon exercise of warrants	184	2	—	—	(2)	—	—	—	—
Issuance of common stock upon conversion of debt	4,616	46	—	—	83,364	—	—	—	83,410
Repurchase of common stock	(12,623)	—	12,623	(221,816)	—	—	—	—	(221,816)
Retirement of treasury stock	—	(130)	(12,973)	226,523	(226,393)	—	—	—	—
Deferred stock-based compensation	—	—	—	—	6,443	(6,443)	—	—	—
Shares returned from trust	(1,560)	(16)	—	—	16	—	—	—	—
Amortization of deferred stock-based compensation and other stock-based compensation charge	—	—	—	—	6,804	7,516	—	—	14,320
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—		—	—	(3,154)	—	—	—	(3,154)
Contribution of proceeds from sale of common stock held in trust	—	—	—	—	3,779	—	—	—	3,779
Tax benefits from exercise of non-qualified stock options	—	—	—	—	72,622	—	—	—	72,622
Stock options issued in connection with acquisition	—	—	—	—	7,039	(2,252)	—	—	4,787
Release of tax contingency related to acquisition accounted for as a pooling of interests	—	—	—	—	27,019	—	—	—	27,019
Foreign currency translation	—	—	—	—	—	—	(4,537)	—	(4,537)
Net decrease in unrealized gains on investment	—	—	—	—	—	—	(2,129)	—	(2,129)
Net income	—	—	—	—	—	—	—	225,065	225,065

							Accumulated
							Other	Retained
					Additional	Deferred	Comprehensive	Earnings	Total
	Common Stock		Treasury Stock		Paid-In	Stock-Based	Income	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit)	Equity
	(In thousands)

Balances, December 31, 2004	162,266	1,623	—	—	1,178,855	(1,777)	27,361	(4,814)	1,201,248
Issuance of common stock upon exercise of stock options	7,212	72	—	—	96,647	—	—	—	96,719
Issuance of common stock from Employee Stock Purchase Plans	790	8	—	—	11,465	—	—	—	11,473
Issuance of restricted stock	185	2	—	—	—	—	—	—	2
Repurchase of common stock	(2,765)	—	2,765	(68,395)	—	—	—	—	(68,395)
Deferred stock-based compensation	—	—	—	—	(1,054)	1,054	—	—	—
Amortization of deferred stock-based compensation and other stock-based compensation charge	—	—	—	—	807	249	—	—	1,056
Reclassification of cash payable in excess of exercise price related to exchange of McAfee.com options	—		—	—	(1,704)	—	—	—	(1,704)
Contribution of proceeds from sale of common stock held in trust	—	—	—	—	42	—	—	—	42
Tax benefits from exercise of non-qualified stock options	—		—	—	32,985	—	—	—	32,985
Release of tax contingency related to acquisition accounted for as a pooling of interests	—	—	—	—	38,838	—	—	—	38,838
Foreign currency translation	—	—	—	—	—	—	4,579	—	4,579
Net increase in unrealized losses on investment	—	—	—	—	—	—	(638)	—	(638)
Net income	—	—	—	—	—	—	—	138,828	138,828

Balances, December 31, 2005	167,688	$1,705	2,765	$(68,395)	$1,356,881	$(474)	$31,302	$134,014	$1,455,033

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income	$138,828	$225,065	$70,242
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	—	(10,337)
Depreciation and amortization	64,884	66,699	62,830
Tax benefit from exercise of nonqualified stock options	34,442	72,622	—
Deferred income taxes	(13,762)	(21,503)	(25,368)
Non-cash restructuring charge	686	9,624	14,534
Acquired in-process research and development	4,000	—	6,600
Interest earned on restricted cash	(489)	—	—
Provision for (recovery of) doubtful accounts	1,574	1,716	(1,216)
Stock-based compensation charges	1,056	14,320	12,507
Premium amortization of marketable securities	42	4,614	7,114
Loss (gain) on sale of investments	1,432	1,704	(3,076)
(Gain) loss on sale of assets and technology	(56)	(238,923)	788
Loss on repurchase of zero coupon convertible debenture	—	15,070	2,727
Change in fair value of interest rate swap, net of change in the fair value of the debt	—	382	(5,646)
Non-cash interest and other expense on convertible debt	—	1,224	3,162
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(23,309)	35,668	(6,676)
Prepaid expenses, income taxes and other assets	(13,249)	(6,267)	(17,624)
Accounts payable	2,060	(423)	106
Accrued taxes and other liabilities	39,128	15,388	(78,558)
Deferred revenue	182,190	161,933	124,195

Net cash provided by operating activities	419,457	358,913	156,304

Cash flows from investing activities:
Purchase of marketable securities	(793,581)	(1,243,990)	(1,120,561)
Proceeds from sale and maturity of marketable securities	896,139	1,033,402	1,022,700
(Increase) decrease in restricted cash (1)	(50,322)	19,930	664
Purchase of property and equipment and leasehold improvements, net	(28,941)	(25,374)	(60,027)
Acquisitions, net of cash acquired	(20,200)	(84,650)	(217,078)
Proceeds from sale of assets and technology	1,500	261,309	—
Purchases of acquired technology	—	—	(178)

Net cash provided by (used in) investing activities	4,595	(39,373)	(374,480)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and stock purchase plans	108,236	113,793	35,417

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Repurchase of common stock	(68,395)	(221,816)	(4,707)
Repurchase of convertible debt	—	(265,623)	(177,289)
Contribution of proceeds from sale of common stock held in trust	—	3,779	—

Net cash provided by (used in) financing activities	39,841	(369,867)	(146,579)

Effect of exchange rate fluctuations	(26,456)	7,831	24,180

Net (decrease) increase in cash and cash equivalents	437,437	(42,496)	(340,575)
Cash and cash equivalents at beginning of period	291,155	333,651	674,226

Cash and cash equivalents at end of period	$728,592	$291,155	$333,651

Non cash investing and financing activities:
Unrealized losses on marketable investments, net	$(638)	$(2,129)	$(709)
Fair value of assets acquired in business combinations	$17,080	$110,394	$247,958
Liabilities assumed in business combinations	$749	$20,037	$25,465
Purchase of property and equipment and leasehold improvements, net	$1,283	$—	$—
Realization of deferred tax assets of acquired company	$38,838	$27,019	$—
Issuance of common stock upon conversion of debt	$—	$83,410	$—
Stock options issued in connection with acquisition	$—	$7,039	$—
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$6,349	$10,434
Cash paid during the year for income taxes	$38,024	$31,393	$20,864

(1)	The $50.0 million placed in escrow for the settlement with the SEC (see Note 20) is reflected as cash used in investing activities. The SEC approved the settlement in January 2006. In the first quarter of 2006, it will be reflected as cash provided by investing activities of $50.0 million and cash used in operating activities of $50.0 million.

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

We and our wholly owned subsidiaries are a worldwide supplier of computer security solutions designed to prevent intrusions on networks and secure computer systems and other digital devices from the next generation of blended attacks and threats. We offer two families of products, McAfee System Protection Solutions and McAfee Network Protection Solutions. Our computer security solutions are offered primarily to large enterprises, governments, small and medium-sized businesses and consumers through a network of qualified partners. We operate our business in five geographic regions: North America; Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Approximately $8.9 million of reseller and retail rebates was reclassified from a reduction to accounts receivable to accrued liabilities on the December 31, 2004 balance sheet to be consistent with current-period presentation. Approximately $4.2 million of prepaid commissions were reclassified from current to long-term to be consistent with current-period presentation. These reclassifications decreased working capital at December 31, 2004 by $4.2 million. Certain other immaterial prior-period amounts have been reclassified to conform to current-period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include those required in the valuation of intangible assets acquired in business acquisitions, impairment analysis of goodwill and intangibles, property and equipment, allowances for doubtful accounts, sales returns and allowances, vendor specific objective evidence of the fair value of the various elements of our multiple element software transactions, valuation allowances for deferred tax assets, tax accruals, and the warranty obligation accrual. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

Certain Risks and Concentrations

We have historically derived a majority of our net revenue from our anti-virus software products. The market in which we operate is highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. As a result of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or our failure to keep up with technological change.

We sell a significant amount of our products through intermediaries such as distributors, resellers and others. Our top ten distributors represented 50% to 65% of net sales per quarter during 2005, 2004 and 2003. During 2005, 2004 and 2003, Ingram Micro Inc. accounted for 19%, 22% and 26%, respectively, of total net revenue. During 2005 and 2004, Tech Data Corp. accounted for 14% and 11%, respectively of total net revenue. Tech Data Corp. did not account for more than 10% of total net revenue in 2003. At December 31, 2005 and 2004, Ingram Micro Inc. had an

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable balance, which comprised 20% and 23%, respectively, of our gross accounts receivable balance. Additionally, at December 31, 2005 and 2004, Tech Data Corp. had an accounts receivable balance which comprised 11% and 10%, respectively, of our gross accounts receivable balance. Our distributor agreements may be terminated by either party without cause.

Some of our distributors may experience financial difficulties, which could adversely impact collection of accounts receivable. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our bad debt allowance was $2.4 million at December 31, 2005 and $2.5 million at December 31, 2004. Our uncollectible accounts could exceed our current or future allowances. We determine our allowance for doubtful accounts by assessing the collectibility of individual accounts receivable over a specified aging and amount, and provide an amount equal to the historical percentage of write-off experience of the remaining accounts receivable. Accounts receivable are written off on a case by case basis, considering the probability that any amounts can be collected.

Some of our products incorporate licensed software and we must be able to obtain reasonably priced licenses and successfully integrate this software with our hardware. In addition, some of our products may include “open source” software. Our ability to commercialize products or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our products.

We maintain the majority of cash balances and all of our short-term investments with six financial institutions. We invest with financial institutions with high quality credit and, by policy, limit the amount of deposit exposure to any one financial institution.

We receive certain of our critical components from sole suppliers. Additionally, we rely on a limited number of contract manufacturers and suppliers to provide manufacturing services for our products. The inability of any contract manufacturer or supplier to fulfill supply requirements could materially impact future operating results.

Foreign Currency Translation

We consider the local currency to be the functional currency for the majority of our international subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the consolidated balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income. Where the United States Dollar is the functional currency of the subsidiary, all re-measurement adjustments are recorded in the consolidated statement of income.

Derivatives

We follow the guidance in Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in accounting for derivatives. The standard requires us to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the consolidated statement of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Our use of derivative financial instruments is discussed in Note 7.

Cash and Cash Equivalents

Cash equivalents are comprised of highly liquid debt instruments with original maturities or remaining maturities at date of purchase of 90 days or less.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

The current restricted cash balance of $50.5 million at December 31, 2005 reflects the $50.0 million we placed in escrow for a pending settlement with the Securities and Exchange Commission, or SEC, and the interest earned on the escrow. On February 9, 2006, the SEC settlement entered the final judgment for the settlement with us. The $50.0 million penalty was released to the SEC and the interest earned was released to us on February 13, 2006. We had no current restricted cash balance at December 31, 2004.

The non-current restricted cash balance of $0.9 million at December 31, 2005 and $0.6 million at December 31, 2004 consists primarily of cash collateral related to the Foundstone and Entercept facility leases and our workers’ compensation insurance coverage.

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

We assess the value of our available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. Factors which we use to assess whether an other than temporary decline has occurred include, but are not limited to, the period of time the fair value is below original cost, significant changes in the operating performance, financial condition or business model, and changes in market conditions. Any “other than temporary decline” in value is reported in earnings and a new cost basis for the marketable security established. We did not record any “other than temporary declines” in marketable securities for 2005, 2004 or 2003.

Inventory

Inventory, which consists primarily of finished goods, is stated at lower of cost or market and is included in other current assets on our consolidated balance sheet. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances were $1.2 million at December 31, 2005 and $5.1 million at December 31, 2004.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing arrangements and costs of inventory sold into our channel which have not been sold through to the end-user, are included in other current assets on our consolidated balance sheet. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. At December 31, 2005, our deferred costs were $31.1 million compared to $13.6 million at December 31, 2004.

Property and Equipment

Property and equipment are presented at cost less accumulated depreciation and amortization (see Note 8). Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives as follows:

•	building — interior — seven years; exterior — twenty years;

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	office furniture and equipment — three to five years; and

•	computer hardware and software — three to five years;

•	leasehold improvements — the shorter of the lease term, including assumed lease renewal periods that are reasonably assured or the estimated useful life of the asset.

The costs associated with projects eligible for capitalization are accumulated on the consolidated balance sheet until the project is substantially complete and is placed into service. Capitalized interest is calculated on all eligible projects in progress. Interest capitalization begins when three conditions have been met (1) expenditures have occurred, (2) activities necessary to prepare the asset have begun, and (3) interest cost has been incurred. We did not record any capitalized interest during 2005. For 2004 and 2003, we recorded $0.1 million and $0.3 million of capitalized interest, respectively.

When assets are disposed, we remove the asset and accumulated depreciation from our records and recognize the related gain or loss in results of operations.

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Internal Use Software

We follow the guidance in Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development costs, including costs incurred to purchase third-party software, are capitalized beginning when we have determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and our management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of three years using the straight-line method.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions. Our reporting units are consistent with the operating geographies discussed in Note 19. We test goodwill annually for impairment or more frequently if events and circumstances warrant.

Finite-Lived Intangibles, Long-Lived Assets and Assets Held for Sale

Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. We amortize other identifiable intangibles on a straight-line basis over their estimated useful lives. The range of estimated useful lives of our identifiable intangibles is one to seven years (see Note 10).

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for finite-lived intangibles and long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this standard, we review finite-lived intangibles or long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

We sold McAfee Labs in April 2005. The carrying value of McAfee Labs’ assets and liabilities, which were sold in this agreement, were not significant. We sold our Magic assets in January 2004. This disposal group met the criteria stated in SFAS 144 to be held for sale in December 2003, and consequently, depreciation on the equipment related to Magic ceased at December 31, 2003.

Fair Value of Financial Instruments

Carrying amounts of our financial instruments including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair values of our investments in marketable securities are disclosed in Note 6. The fair value of our derivative instruments is disclosed in Note 7.

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

Our revenue is derived from primarily two sources (i) product revenue, which includes software license, hardware, retail and royalty revenue and (ii) services and support revenue, which includes software license maintenance and support, training, consulting, and on-line subscription revenue.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, and related interpretations to all transactions involving the sale of software products and hardware products that include software. For hardware products where software is not incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved or software is incidental, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition”, or SAB 104.

We market and distribute our software products both as standalone software products and as comprehensive security solutions. We recognize revenue from the sale of software licenses when all of the following is met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured.

Persuasive evidence is generally a binding purchase order or license agreement. Delivery generally occurs when product is delivered to a common carrier or upon delivery of a grant letter and license key, if applicable. If a

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant portion of a fee is due after our normal payment terms of typically 30 — 90 days, we recognize revenue as the fees become due. If we determine that collection of a fee is not reasonably assured, we defer the fees and recognize revenue upon cash receipt, provided all other revenue recognition criteria are met.

We enter into perpetual and subscription software license agreements through direct sales to customers and indirect sales with partners, distributors and resellers. We recognize revenue from the indirect sales channel upon sell-through by the partner or distributor . The license agreements generally include service and support agreements, for which the related revenue is deferred and recognized ratably over the performance period. All revenue derived from our online subscription products are deferred and recognized ratably over the performance period. Professional services revenue is generally recognized as services are performed or if required, upon customer acceptance.

For arrangements with multiple elements, including software licenses, maintenance and/or services, we allocate and defer revenue equivalent to the vendor-specific objective evidence, or VSOE, of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately or upon substantive renewal rates stated in a contract. We determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to our customers. When VSOE does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.

We reduce revenue for estimates of sales incentives and sales returns. We offer channel rebates and marketing funds and end-user rebates for products in our corporate and consumer product lines. Additionally, end-users may return our products, subject to varying limitations, through distributors and resellers or to us directly for a refund within a reasonably short period from the date of purchase. We estimate and record reserves for promotional and rebate programs and sales returns based on our historical experience.

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

Advertising Costs

Advertising costs are expensed as incurred. Media (television and print) placement costs are expensed in the period the advertising appears. Total advertising expenses were $5.6 million, $9.0 million, and $7.9 million for 2005, 2004 and 2003, respectively.

Stock-based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, or SFAS 148, we account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, if the exercise price of an employee’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock-based compensation is based on the excess of the market price on the grant date over the exercise price and is recognized ratably over the vesting period. Stock-based compensation

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to non-employees is based on the fair value price of the options and is recognized ratably over the vesting period in accordance with SFAS 123.

We recognize pro forma expense for FAS 123 purposes under the accelerated method of amortization. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to all of our stock-based compensation plans (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003

Net income, as reported	$138,828	$225,065	$70,242
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(32,524)	(24,117)	(55,848)
Add back: stock-based compensation expense, net of tax, included in reported net income	685	9,182	7,504

Pro forma net income	$106,989	$210,130	$21,898

Net income per share:
Basic — as reported	$0.84	$1.40	$0.44
Basic — pro forma	$0.65	$1.31	$0.14
Diluted — as reported	$0.82	$1.31	$0.43
Diluted — pro forma	$0.63	$1.25	$0.13

The impact on pro forma net income per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and we continue to grant stock options to new employees.

The resulting fair value is recognized in expense upon performance. Inputs used for the fair value method for our employee stock options granted by us are as follows:

	2005	2004	2003

Risk free interest rate	3.9%	3.1%	2.4%
Expected life (years)	4.0	4.0	4.0
Volatility	54.4%	62.8%	96.0%
Dividend yield	—	—	—
Weighted-average grant date fair value of options granted	$11.24	$9.08	$10.38

We also estimated the fair value of purchase rights issued under our employee stock purchase plans using the Black-Scholes option pricing model. Inputs used for the fair value method for our employee stock purchase rights are as follows:

	2005	2004	2003

Risk free interest rate	3.1%	2.0%	1.4%
Expected life (years)	1.0	1.3	1.3
Volatility	40.0%	47.5%	71.6%
Dividend yield	—	—	—
Weighted-average fair value of employee stock purchase rights	$8.41	$6.58	$13.75

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We account for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Net Income Per Share

Basic net income per share is computed using the weighted-average common shares outstanding during the period. Diluted net income per share is computed using the weighted-average common shares and potentially dilutive shares outstanding during the period. Potentially dilutive common shares include incremental common shares issuable upon exercise of stock options, stock purchase warrants, restricted stock, and potential dilution upon conversion of the convertible debt.

Warranty

We offer a warranty on our software and hardware products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs.

Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments are included in our components of comprehensive income (loss), which are excluded from net income.

For 2005, 2004 and 2003 other comprehensive income (loss) is comprised of the following items (in thousands):

	Before		Net of
	Income Tax	Income Tax	Income Tax

2005
Unrealized loss on marketable securities, net	$(2,496)	$998	$(1,498)
Reclassification adjustment for net loss on marketable securities recognized during the period	1,432	(572)	860
Foreign currency translation gain	4,579	—	4,579

Total other comprehensive income	$3,515	$426	$3,941

2004
Unrealized loss on marketable securities, net	$(5,253)	$2,102	$(3,151)
Reclassification adjustment for net loss on marketable securities recognized during the period	1,704	(682)	1,022
Foreign currency translation loss	(4,537)	—	(4,537)

Total other comprehensive loss	$(8,086)	$1,420	$(6,666)

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Before		Net of
	Income Tax	Income Tax	Income Tax

2003
Unrealized gain on marketable securities, net	$1,894	$(757)	$1,137
Reclassification adjustment for net gain on marketable securities recognized during the period	(3,076)	1,230	(1,846)
Foreign currency translation gain	10,578	—	10,578

Total other comprehensive income	$9,396	$473	$9,869

Accumulated other comprehensive income is comprised of the following (in thousands):

	2005	2004

Unrealized loss on available-for-sale securities	$(2,022)	$(1,384)
Cumulative translation adjustment	33,324	28,745

Total	$31,302	$27,361

Recent Accounting Pronouncements and Guidance

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption is allowed, we will adopt SFAS 123R as of the required effective date for calendar year companies, which is January 1, 2006.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We have determined that we will use the “modified prospective” method to recognize compensation expense.

We currently utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to our employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon our research on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, we have determined that we will continue to use the Black-Scholes model for option valuation.

Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated results of operations. At December 31, 2005, we had approximately $52.4 million of unrecognized compensation expense related to stock options, not affected for estimated forfeitures, that is expected to be recognized over a weighted-average life of 2.8 years and we had approximately $1.1 million of unrecognized compensation expense related to our employee stock purchase plan that will be recognized in 2006.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2005, the FASB issued Staff Position, or FSP, 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. We have elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or the APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Income Taxes

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004, or AJCA. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have adopted the accounting and disclosure requirements as outlined in FAS 109-2. See Note 17 for further information regarding this provision.

Earnings per Share

In December 2003, FASB issued an exposure draft of its proposed amendment to SFAS No. 128, “Earnings Per Share,” or SFAS No. 128, which specifies the calculation of earnings per share, or EPS. This exposure draft, if adopted, would eliminate the provision of SFAS No. 128 that allows issuing entities to overcome the presumption that certain contracts that may be settled in cash or shares will be settled in shares. Shares to be issued upon conversion of a mandatory convertible security would be included in the computation of basic EPS from the date that conversion becomes mandatory. The FASB made further modifications to this exposure draft and reissued it on September 30, 2005, with the final statement expected to be issued in the first quarter of 2006. The proposed statement would be effective for reporting periods ending after June 15, 2006 and would be applied retrospectively. Currently, we have not determined the potential future impact of the proposed amendment on our consolidated financial statements.

Electronic Equipment Waste Obligations

In June 2005, the FASB issued SFAS 143-1, “Accounting for Electronic Equipment Waste Obligations”, which provides guidance on the accounting for certain obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment, or the Directive, which was adopted by the European Union, or EU. Under the Directive, the waste management obligation for historical equipment, defined as products put on the market on or prior to August 13, 2005, remains with the commercial user until the equipment is replaced. SFAS 143-1 is required to be applied to the later of the first fiscal period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the impact of FSP FAS 143-1 on our financial position and results of operations. The effects will depend on the respective laws adopted by the EU member countries.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS Statement 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years beginning after December 15, 2005, however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

The Meaning of Other-Than-Temporary Impairment

In November 2005, the FASB issued Staff Position 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or FSP 115-1, that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The final FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The guidance in FSP 115-1 will be effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of FSP 115-1 will have a material effect on our consolidated financial position, results of operations or cash flows.

3.	Cumulative Effect of Change in Accounting Principle

Effective January 1, 2003, we changed our method for recognizing commission expenses to sales personnel. Prior to January 1, 2003, our policy had been to expense the commissions as incurred; however, we believed that expensing the commissions as incurred did not provide a fair representation of the income from operations where part or all of the revenue related to these sales transactions is deferred and recognized over time. Commission expense directly related to sales transactions is now deferred and recognized ratably over the same period as the related revenue is recognized and recorded, which we believe provides greater transparency into our performance. The cumulative effect of the change in accounting principle resulted in a one-time credit of $10.3 million, net of taxes of $3.6 million, that was recorded in 2003.

4.	Business Combinations and Other Acquisitions

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

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques and the assistance of valuation consultants. We recorded $13.2 million of goodwill (none of which is deductible for tax purposes). The following is a summary of the assets acquired and liabilities assumed in

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquisition of Wireless Security Corporation as adjusted during the current period for resolution of ongoing purchase price valuation procedures:

(In thousands)

Technology	$1,500
Other intangibles	300
Goodwill	13,247
Cash	129
Other assets	34
Deferred tax assets	1,870

Total assets acquired	17,080
Liabilities	38
Deferred tax liabilities	711

Total liabilities assumed	749

Net assets acquired	16,331

In-process research and development expensed	4,000

Total acquisition cost	$20,331

We recorded approximately $4.0 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included the development of the consumer wireless security product that we introduced in the third quarter of 2005. In addition, the in-process research and development included existing wireless security offers that we plan to integrate in our small business managed solution. At the date of acquisition, we estimated that 60% of the development effort had been completed and that the remaining 40% of the development would take approximately three months to complete and would cost approximately $0.6 million. As of December 31, 2005, we had completed the remaining development efforts. The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 3.5 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $1.8 million, was established at the close of the acquisition. At December 31, 2005, approximately $0.6 million had been accrued and no amounts had been paid related to this performance plan. The results of operations for Wireless Security Corporation prior to the acquisition would not have a material impact on our results of operations.

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

Under the transaction, we recorded approximately $27.0 million for developed technology, $1.0 million for acquired product rights, including revenue related order backlog and contracts, $0.6 million for trade names/trademarks and non-compete arrangements, $57.4 million for goodwill (none of which is deductible for tax purposes), $0.5 million for net deferred tax liabilities and $4.9 million of tangible assets, net of liabilities. The intangible assets acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lives of 2.0 to 6.5 years or a weighted-average period of 6.4 years. We accrued $0.3 million in severance costs for employees terminated at the time of the acquisition. As of December 31, 2005, we have paid all severance costs related to the acquisition.

As part of the Foundstone acquisition, we assumed a portion of outstanding vested and unvested Foundstone stock options. The intrinsic value of the stock options will be recognized by us through 2008 as employment services are provided. For the year ended December 31, 2005 and 2004, we expensed $0.5 million and $0.2 million, respectively, related to the Foundstone stock options. At December 31, 2005, unearned compensation to be recognized by us in future periods as services are provided was $0.5 million.

We cancelled the Foundstone stock options we did not assume, such options being held by four executives, in exchange for a cash payment equal to the intrinsic value of the cancelled stock options based on the purchase price per share. Forty percent of this amount was placed into escrow accounts for the four executives, the Key Employee Escrow, along with 40% of the proceeds for the purchase of shares from the four executives. The four executives also received retention bonus payments, which were placed into Key Employee Escrow accounts. The Key Employee Escrow amounts are subject to vesting provisions from the date of acquisition through October 1, 2007. We recorded the $5.6 million paid into Key Employee Escrow as prepaid compensation, which is being recognized as compensation expense over the vesting period. In January 2005, the vesting schedule was amended such that a greater portion of the escrow amount vests within one year of the close of the transaction. For the year ended December 31, 2005, we recorded approximately $2.9 million in expense for escrow amounts vesting in the period.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques and the assistance of valuation consultants. The following is the final summary of assets acquired and liabilities assumed in the acquisition of Foundstone after all purchase price valuation procedures:

(In thousands)

Technology	$27,000
Other intangible assets	1,600
Goodwill	57,421
Cash	920
Other assets	12,682
Deferred tax assets	10,758

Total assets acquired	110,381
Liabilities	8,727
Deferred tax liabilities	11,297

Total liabilities assumed	20,024

Net assets acquired	$90,357

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information presents our combined results with Foundstone as if the acquisitions had occurred at the beginning of 2003 (in thousands except per share amounts):

	Year Ended December 31,
	2004	2003
	(Unaudited)

Net revenue	$927,595	$954,136

Income before cumulative effect of change in accounting principle	$212,227	$46,838

Net income	$212,227	$57,175

Basic net income per share	$1.32	$0.36

Shares used in per share calculation — basic	160,714	160,338

Diluted net income per share	$1.24	$0.35

Shares used in per share calculation — diluted	177,099	164,489

The above pro forma financial information includes adjustments for interest income on cash disbursed for the acquisitions, amortization of identifiable intangible assets and adjustments for expenses incurred in conjunction with the acquisitions.

IntruVert Networks, Inc.

In May 2003, we acquired 100% of the outstanding capital shares of IntruVert Networks, Inc., or IntruVert, a provider of network-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $98.1 million in cash and $5.2 million of direct expenses, totaling $103.3 million. We acquired IntruVert to enhance our intrusion detection product line, improve our position in the emerging intrusion prevention marketplace, embed the acquired technologies in our current product offering, and sell IntruVert products to our existing customer base. The results of operations of IntruVert have been included in these consolidated financial statements since the date of acquisition.

We recorded approximately $5.7 million for acquired in-process research and development which was fully expensed at the time of acquisition because technological feasibility had not been established and there was no alternative use for the projects under development. The ongoing project at IntruVert at the time of acquisition was the development of the Infinity model of the IntruShield sensor. The product was completed in the third quarter of 2003.

The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to five years or a weighted-average period of 4.5 years. We also accrued approximately $0.3 million in duplicative site costs for lease space no longer being utilized and permanently vacated related to the IntruVert acquisition, which was fully paid as of December 31, 2004.

As part of the IntruVert acquisition, we cancelled all outstanding IntruVert restricted stock and outstanding stock options and agreed to make cash payments to former IntruVert employees contingent upon their continued employment with us based on the same vesting terms of their restricted stock or stock option agreements. The payments to former IntruVert employees are recorded ratably over the vesting period as salary expense as the employees are currently providing services to us. Payments under the restricted stock plan are paid monthly from an escrow account and will total approximately $3.0 million from the purchase date through the fourth quarter of 2006. For the restricted stock agreements, we recorded expense of approximately $0.4 million, $1.4 million and $1.1 million in 2005, 2004 and 2003, respectively. Payments under the stock option plan are being paid monthly through our payroll, and we currently expect the payments to total $3.6 million. For stock option agreements, we recorded expense of approximately $0.8 million, $1.4 million and $0.8 million in 2005, 2004 and 2003,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and we anticipate that we will record an additional $0.6 million through the first quarter of 2007. Cash payments that were fully vested at the date of acquisition were included in the purchase price. If a former IntruVert employee ceases employment with us, unvested payment amounts will be returned to us.

Entercept Security Technologies, Inc.

In April 2003, we acquired 100% of the outstanding capital shares of Entercept Security Technologies, Inc., or Entercept, a provider of host-based intrusion prevention solutions designed to proactively detect and stop system and network security attacks before they occur, for $121.9 million in cash and $3.9 million of direct expenses, totaling $125.8 million. We acquired Entercept to enhance our intrusion detection product line, achieve a leading position in the emerging intrusion prevention marketplace, embed the acquired technologies in our current product offering, and sell Entercept products to our existing customer base. The results of operations of Entercept have been included in these consolidated financial statements since the date of acquisition.

We recorded approximately $0.9 million for acquired in-process research and development which was fully expensed upon purchase because technological feasibility had not been established and there was no alternative use for the projects under development. The ongoing project at Entercept at the time of acquisition was a Linux version of their current product. The project was completed in the fourth quarter of 2004. The intangibles acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of two to six years or a weighted-average period of 5.6 years.

We accrued $2.8 million for permanently vacated facilities at the acquisition date. The accrual will be fully utilized by 2006, the end of the original lease term. We made payments of $0.7 million in 2003, and in the fourth quarter of 2003, we entered into a sublease for the vacated facility, and therefore, adjusted the accrual and related goodwill by the value of the sublease, which was $1.1 million. The following is a summary of activity in the restructuring accrual related to Entercept (in thousands):

Original accrual, April 30, 2003	$2,837
Cash payments	(1,106)
Adjustments	(1,137)

Balance, December 31, 2004	594
Cash payments	(384)

Balance, December 31, 2005	$210

As part of the Entercept acquisition, we assumed all outstanding unvested Entercept cash bonus units and agreed to make specified per unit cash payments to former Entercept employees contingent upon their continued employment with us for one year based on the vesting terms of such units, generally one year. The payments to former Entercept employees totaling $2.4 million were expensed monthly as salary expense as the employees were providing services to us. We recorded expense related to these payments of $0.6 million and $1.8 million in 2004 and 2003, respectively. No payments to former Entercept employees were made in 2005.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques and the assistance of valuation consultants. The following table summarizes the final fair values of the assets acquired and liabilities assumed in the 2003 acquisitions:

			Total Assets
	IntruVert	Entercept Security	Acquired and
	Networks, Inc.	Technologies, Inc.	Liabilities Assumed
	(In thousands)

Deferred tax assets	$436	$10,560	$10,996
Technology	18,200	21,700	39,900
Other intangible assets	1,900	2,800	4,700
Cash	10,986	1,028	12,014
Goodwill	71,598	99,565	171,163
Other assets	4,984	3,517	8,501

Total assets acquired	108,104	139,170	247,274

Current liabilities	2,649	4,739	7,388
Deferred tax liabilities	7,839	9,555	17,394

Total liabilities assumed	10,488	14,294	24,782

Net assets acquired	$97,616	$124,876	$222,492

In-process research and development expensed	$5,700	$900	$6,600

Total acquisition cost	$103,316	$125,776	$229,092

The following unaudited pro forma financial information presents our combined results with IntruVert and Entercept as if the acquisitions had occurred at the beginning of 2003 (in thousands except per share amounts):

December 31,
2003
(Unaudited)

Net revenue	$939,953

Income before cumulative effect of change in accounting principle	$49,721

Net income	$60,058

Basic net income per share	$0.38

Shares used in per share calculation — basic	160,338

Diluted net income per share	$0.37

Shares used in per share calculation — diluted	164,489

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Sale of Businesses

McAfee Labs

In April 2005, we completed the sale of our McAfee Labs assets to SPARTA, Inc. for $1.5 million and recognized a gain on the sale of $1.3 million for the year ended December 31, 2005. The carrying value of McAfee Labs assets and liabilities, which were sold in this agreement, were not significant. The operations of McAfee Labs, which are not material to our consolidated results of operations, are included in income from operations through the date of the sale.

Revenues related to McAfee Labs were approximately $1.9 million, $6.4 million and $11.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Sniffer Technologies

In July 2004, we completed our sale of our Sniffer product line to Network General Corporation for $213.8 million in cash, net of approximately $4.0 million in direct costs. We recorded a gain on sale of $197.4 million in 2004.

The following is a detail of assets and liabilities that were sold to or assumed by Network General Corporation upon the close of the transaction

(In thousands)

Assets:
Prepaid expenses	$2,227
Inventory	6,759
Equipment, net	2,396
Goodwill	50,547

Total assets	$61,929

Liabilities:
Accrued liabilities	$2,069
Deferred revenue	43,477

Total liabilities	$45,546

The assets and liabilities of Sniffer were located primarily in our North America and EMEA operating segments. Sniffer assets and liabilities in our other reporting units were not material. Revenues related to Sniffer were $90.9 million and $210.2 million in 2004 and 2003, respectively.

In conjunction with the sale of Sniffer, we entered into a transition services agreement with Network General Corporation. Under this agreement, we provided certain transition services, including initial order processing, use of facilities, transaction processing services and certain other back-office functions for one year from the purchase date. We were reimbursed for its costs plus a margin. Operating expenses under this agreement are included in general and administrative expenses, while reimbursements for such expenses are included in the caption “Reimbursement from transition services agreement” on the accompanying consolidated statements of income and comprehensive income. We recorded $0.4 million of reimbursements under the transitions services agreement in 2005. We recorded $6.0 million of reimbursements under the transition services agreement in 2004. We completed our requirements under the transition services agreement in July 2005.

Also in conjunction with the sale of our Sniffer product line, we paid severance and bonuses to the former executives of Sniffer for their assistance in the transaction. The total bonuses and severance accrued was $7.7 million in 2004, of which $5.3 million was paid in 2004 and $2.4 million was paid in 2005. Furthermore,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we accelerated the vesting of these executive’s stock options, which resulted in a stock-based compensation charge of approximately $1.0 million in 2004.

Magic Solutions

In January 2004, we completed our sale of our Magic Solutions product line to BMC Software for $47.1 million in cash. We recorded a gain of $46.1 million in 2004. Magic did not represent a separate component of our Company as its operations and cash flows could not be sufficiently separated from the rest of us; consequently, its results of operations are included in income from continuing operations in the consolidated statements of income through the date of sale.

The following were the components of Magic at December 31, 2003 (in thousands):

Assets:
Accounts receivable	$12,991
Prepaid expenses	888
Inventory	20
Equipment, net	1,023
Goodwill	9,797

Assets held for sale	$24,719

Liabilities:
Accounts payable	$215
Accrued liabilities	1,050
Deferred revenue	22,045

Liabilities related to assets held for sale	$23,310

The assets and liabilities of Magic were located primarily in our North American and EMEA operating regions. Magic assets and liabilities in our other operating regions were not material. Revenues related to Magic were approximately $2.9 million and $63.2 million in 2004 and 2003, respectively.

In conjunction with the Magic sale, we paid a $1.4 million bonus to an executive related to the transaction.

6.	Marketable Securities and Cash and Cash Equivalents

Marketable securities, which are classified as available-for-sale, are summarized as follows as of December 31 (in thousands)

	2005
	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$199,233	$—	$(1,770)	$197,463
Corporate debt securities	293,917	17	(1,618)	292,316
Time deposits	38,650	—	—	38,650

	$531,800	$17	$(3,388)	$528,429

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004
	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$274,594	$40	$(1,021)	$273,613
Corporate debt securities	340,037	138	(1,458)	338,717
Municipal debt securities	4,850	—	—	4,850
Time deposits	16,350	—	(4)	16,346

	$635,831	$178	$(2,483)	$633,526

At December 31, 2005, $316.3 million of marketable debt securities had scheduled maturities of less than one year and are classified as current assets. Marketable securities of $212.1 million have maturities ranging from greater than one year to less than three years and are classified as non current assets.

The following table summarizes the components of the cash and cash equivalents balance at December 31 (in thousands):

	2005	2004

Cash and money market funds, at cost which approximates fair value	$718,109	$262,216
Corporate debt securities, primarily commercial paper	10,483	28,939

Total cash and cash equivalents	$728,592	$291,155

We recognized gains (losses) upon the sale of investments using the specific identification method. The following table summarizes the gross realized gains (losses) for the years ending December 31 (in thousands):

	2005	2004	2003

Realized gains	$697	$922	$3,753
Realized losses	(2,129)	(2,626)	(677)

Net realized (loss) gain	$(1,432)	$(1,704)	$3,076

The following table summarizes the fair value and gross unrealized losses related to those available-for-sale securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government debt securities	$48,589	$(556)	$137,127	$(1,214)	$185,716	$(1,770)
Corporate debt securities	21,932	(115)	76,395	(767)	98,327	(882)
Asset-backed securities	110,482	(401)	30,556	(335)	141,038	(736)

	$181,003	$(1,072)	$244,078	$(2,316)	$425,081	$(3,388)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We invest in government securities and debt instruments with high credit ratings, and believe that the financial position of the issuers of these securities are indicators that the securities are not impaired as of December 31, 2005.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Derivatives

Forward Exchange Contracts

We conduct business globally. As a result, we are exposed to movements in foreign currency exchange rates. We enter into forward exchange contracts to reduce exposures associated with nonfunctional currency monetary assets and liabilities such as accounts receivable and accounts payable denominated in Euros, British Pound Sterling, Japanese Yen, and Singapore, Canadian and Australian dollars. The forward contracts typically range from one to three months in original maturity. In general, we do not hedge anticipated foreign currency cash flows nor do we enter into forward contracts for trading purposes. We do not use any foreign exchange derivatives for trading or speculative purposes.

The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of income as interest and other income. We had no forward contracts outstanding at December 31, 2005. The forward contracts outstanding and their fair values are presented below as of December 31, 2004 (in thousands):

Euro	$116
British Pound Sterling	288
Brazilian Real	420
Japanese Yen	1
Australian Dollar	4
Canadian Dollar	39

$868

Interest Rate Swaps

In July 2002, we entered into interest rate swap transactions, or the Transactions, with two investment banks, or the Banks, to hedge the interest rate risk of our outstanding 5.25% Convertible Subordinated Notes due 2006, or the Notes (see Note 13). The Notes were issued in August 2001 with an aggregate principal amount of $345.0 million.

We received from the Banks fixed payments equal to 5.25% percent of the notional amount, payable on February 15 and August 15 which started on August 15, 2002. In exchange, we paid to the Banks floating rate payments based upon the London Interbank Offered Rate, or LIBOR, plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months which began on August 15, 2002.

The Transactions had a termination date of August 15, 2006, or Termination Date, subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the five-day average closing price of our common stock were to equal or exceed $22.59 per share. Depending on the timing of the early termination event, the Banks would be obligated to pay us an amount equal to the repurchase premium called for under the terms of the Notes.

The Transactions qualified and were designated as a fair value hedge against movements in the fair value of the Notes due to changes in the benchmark interest rate. Under the fair value hedge model, the derivative was recognized at fair value on the balance sheet with an offsetting entry to the income statement. In addition, changes in the fair value of the Notes due to changes in the benchmark interest rate were recognized as a basis adjustment to the carrying amount of the Notes with an offsetting entry to the income statement. The gain or loss from the change in the fair value of the Transactions and the offsetting change in the fair value of the Notes were recognized as interest and other expense.

The Notes were fully repaid in August 2004, and the Transactions were left intact and became a speculative investment, with gains and losses being recorded in the consolidated statement of income, until the Transactions

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminated in October 2004 when our common stock price exceeded $22.59 for a five-day period. We recorded a loss of $3.2 million in 2004 for the period of time from the repayment of the Notes through the termination of the Transactions.

To test the effectiveness of the hedge, a regression analysis was performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes were calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date was based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and our stock prices. For 2004 and 2003, the hedge was highly effective until the repayment of the Notes and therefore, the ineffective portion did not have a material impact on earnings.

8.	Consolidated Balance Sheet Detail (in thousands):

	December 31,
	2005	2004

Property and equipment:
Building	$19,828	$19,828
Furniture and fixtures	16,564	18,728
Computers, equipment and software	159,894	154,005
Leasehold improvements	22,826	21,421
Construction in progress	8,533	2,034

	227,645	216,016
Accumulated depreciation	(147,066)	(129,363)

	80,579	86,653
Land	5,062	5,062

Total property and equipment, net	$85,641	$91,715

Depreciation expense for 2005, 2004, and 2003 was $36.5 million, $39.3 million, and $35.8 million, respectively.

	December 31,
	2005	2004

Accrued liabilities:
Accrued marketing costs	$15,172	$11,662
Accrued legal and accounting fees	9,077	9,231
Other accrued expenses	57,762	61,407

	$82,011	$82,300

Accrued income taxes and other long-term liabilities:
Accrued income taxes, long-term	$123,061	$188,734
Other	19,577	16,062

	$142,638	$204,796

Long-term liabilities represent accruals for which we believe related cash flows will occur after December 31, 2006.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Restructuring Charges

2005 Restructuring

During 2005, we permanently vacated several leased facilities and recorded a $1.9 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, along with estimated costs associated with subleasing the vacated facility, net of estimated sublease rental income. We also recorded a restructuring charge of $0.2 million related to a reduction in headcount of approximately 14 employees.

The following table summarizes our restructuring accrual established in 2005 and activity through December 31, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	other benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,852	216	4	2,072
Cash payments	(1,127)	(216)	(4)	(1,347)
Effects of foreign currency exchange	(14)	—	—	(14)
Accretion	23	—	—	23

Balance, December 31, 2005	$734	$—	$—	$734

As of December 31, 2005, $0.7 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while less than $0.1 million has been classified as other long-term liabilities, and will be paid through July 2007. Lease termination costs are net of estimated sublease income of $0.2 million at December 31, 2005.

2004 Restructuring

During 2004, we recorded several restructuring charges related to the reduction of employee headcount. In the first quarter of 2004, we recorded a restructuring charge of approximately $2.2 million related to the severance of approximately 160 employees, of which $0.7 million and $1.5 million was related to our North America and EMEA operating segments, respectively. The workforce size was reduced primarily due to our sale of Magic in January 2004. In the second quarter of 2004, we recorded a restructuring charge of approximately $1.6 million related to the severance of approximately 80 employees in our sales, technical support and general and administrative functions. Approximately $0.6 million of the restructuring charge was related to the EMEA operating segment and the remaining $1.0 million was related to the North America operating segment. In the third quarter of 2004, we recorded a restructuring charge related to ten employees which totaled approximately $0.9 million, all of which related to the North America operating segment. In the fourth quarter of 2004, we recorded a restructuring charge of $1.3 million related to 111 employees, of which $0.7 million, $0.2 million, $0.2 million and $0.2 million related to the Latin America, North America, EMEA and Asia-Pacific (excluding Japan) operating segments, respectively. All employees were terminated at December 31, 2004. The reductions in the second, third and fourth quarters were part of the previously announced cost-savings measures being implemented by us.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2005, we completed the move of our European headquarters to Ireland and vacated the remaining planned floors. We recorded an additional $1.4 million restructuring charge for estimated lease related costs associated with the permanently vacated facilities and a $1.4 million restructuring charge for severance costs. All of these restructuring charges were related to the EMEA operating segment. During 2005, we also made adjustments to our restructuring accrual totaling $0.8 million due to a change in assumptions related to utility costs and sublease income.

The following table summarizes our restructuring accruals established in 2004 and activity through December 31, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	7,958	3,482	417	11,857
Restructuring accrual	1,402	1,382	20	2,804
Cash payments	(2,747)	(4,864)	(297)	(7,908)
Adjustment to liability	(819)	—	(140)	(959)
Effects of foreign currency exchange	(46)	—	—	(46)
Accretion	341	—	—	341

Balance, December 31, 2005	$6,089	$—	$—	$6,089

As of December 31, 2005, $1.8 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $4.3 million has been classified as other long-term liabilities, and will be paid through March 31, 2013. Lease termination costs are net of estimated sublease income of $5.2 million at December 31, 2005.

2003 Restructuring

In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our regional headquarters facility in Plano,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Texas. The facility houses employees working in finance, information technology, legal, human resources, field sales and the customer support and telesales groups servicing the McAfee System Protection Solutions and McAfee Network Protection Solutions businesses.

As part of the consolidation of activities into the Plano facility, we relocated employees from the Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, we recorded a $15.6 million accrual for estimated lease related costs associated with the permanently vacated facilities, partially offset by a $1.9 million write off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of approximately $2.1 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment. This restructuring charge was allocated to our North American segment.

During the second and third quarters of 2003, we recorded restructuring charges of $6.8 million and $0.6 million, respectively, which consisted of $6.7 million related to a headcount reduction of 210 employees and $0.7 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The restructuring charge related to headcount reductions was $0.9 million and $5.8 million in our North American and EMEA operating segments, respectively. The employees were located in our domestic and international locations and were primarily in the sales, product development and customer support areas. In the third and fourth quarters of 2003, we reversed a total of $0.7 million of restructuring accrual in EMEA that was no longer necessary after paying out substantially all accrued amounts to the former employees.

In 2004, we adjusted the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by approximately $0.6 million 2004, due to changes in estimates related to the sublease income to be received over the remaining lease term. Also in 2004, we recorded a $0.1 million adjustment to reduce the restructuring accrual for severance and benefits from our EMEA operating segment that would not be utilized.

During 2005, we made adjustments to our restructuring accrual totaling $1.0 million due to a change in assumptions related to utility costs and sublease income.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring accrual established in 2003 and activity through December 31, 2005 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(623)	(123)	—	(746)
Accretion	548	—	—	548

Balance, December 31, 2004	12,301	—	—	12,301
Cash payments	(1,279)	—	—	(1,279)
Adjustment to liability	(1,048)	—	—	(1,048)
Accretion	498	—	—	498

Balance, December 31, 2005	$10,472	$—	$—	$10,472

As of December 31, 2005, $1.5 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $8.9 million has been classified as other long-term liabilities and will be paid through March 31, 2013. Lease termination costs are net of estimated sublease income of $8.1 million at December 31, 2005.

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

10.	Goodwill and Other Intangible Assets

We perform our annual goodwill impairment review as of October 1 of each fiscal year or earlier if indicators of impairment exists. In 2005, 2004, and 2003, these analyses have indicated that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts. In addition, an interim impairment analysis was performed in the second quarter of 2004 to coincide with the sale of our Sniffer product line. No impairment was identified for any period presented.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill by geographic region is as follows (in thousands):

				Effects of				Effects of
				Foreign	December 31,			Foreign
	January 1,	Goodwill		Currency		Goodwill		Currency	December 31,
	2004	Acquired	Adjustments	Exchange	2004	Acquired	Adjustments	Exchange	2005

North America	$364,325	$49,027	$(59,007)	$571	$354,916	$9,422	$(11,070)	$266	$353,534
EMEA	44,360	7,322	(2,930)	221	48,973	3,406	(2,033)	(322)	50,024
Japan	16,748	1,286	(351)	—	17,683	163	(327)	—	17,519
Asia-Pacific (excluding Japan)	6,087	826	(520)	—	6,393	(32)	(404)	—	5,957
Latin America	12,073	774	(1,724)	92	11,215	128	(317)	336	11,362

Total	$443,593	$59,235	$(64,532)	$884	$439,180	$13,087	$(14,151)	$280	$438,396

Goodwill was acquired during 2005 as a result of the purchase of Wireless Security Corporation, and during 2004 as part of the purchase of Foundstone (see Note 4). Goodwill acquired as a result of both acquisitions has been affected by purchase price adjustments.

The adjustment to goodwill in 2005 consisted of $14.4 million related to released valuation allowances placed against acquired net operating losses due to our ability to use them in future periods for Wireless Security Corporation, Entercept, IntruVert, Foundstone, McAfee.com and Traxess, as well as a $0.2 million purchase price adjustment related to Foundstone. For 2004, the adjustments column consisted primarily of a reduction of $50.5 million due to the sale of Sniffer in 2004 (see Note 5), $13.6 million in adjustments related to the realization of net deferred tax assets from the Cybermedia, BySupport and IntruVert acquisitions and $0.4 million related to purchase price adjustments.

The components of intangible assets are as follows (in thousands):

	December 31, 2005				December 31, 2004
			Accumulated			Accumulated
			Amortization			Amortization
	Weighted		(Including Effects			(Including Effects
	Average	Gross	of Foreign	Net	Gross	of Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other Intangible assets:
Purchased technologies	6.0 years	$138,052	$(86,965)	$51,087	$139,509	$(74,400)	$65,109
Trademarks and patents	0.3 years	28,838	(26,986)	1,852	28,838	(23,100)	5,738
Customer base and other intangibles	6.3 years	62,089	(34,246)	27,843	61,497	(25,211)	36,286

		$228,979	$(148,197)	$80,782	$229,844	$(122,711)	$107,133

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amortization expenses for the intangible assets listed above totaled $28.4 million, $27.4 million, and $27.0 million for 2005, 2004, and 2003, respectively.

	2005	2004
	(In thousands)

Intangible assets, beginning of year	$229,844	$219,468
Add: Purchased technologies (amortized over one to seven years)	1,500	27,000
Add: Trademarks, patents and other intangibles (amortized over one to seven years)	489	1,600
Add: Change in value due to foreign exchange	(2,854)	2,122

	228,979	250,190
Dispositions	—	(20,346)

Intangible assets, end of year	$228,979	$229,844

The additions in 2005 are a result of the Wireless Security Corporation acquisition. The additions in 2004 are a result of the Foundstone acquisition, and the dispositions consist of the sale of the Magic and Sniffer product lines in 2004.

Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2006	$25,239
2007	22,436
2008	16,985
2009	10,726
2010	4,319
Thereafter	1,077

$80,782

11.	Commitments

Leases

We lease most of our operating facilities under non-cancelable operating leases, which expire at various times ranging from the year 2006 through 2017. Our operating leases for facilities typically include renewal periods, which are at our option, and annual contractual escalations in lease payments. Several of our significant leases are subject to rent increases to market rates based on periodic rent reviews. We own our regional office in Plano, Texas. A description of our significant operating leases is as follows:

	Lease Expiration	Renewal Option

Corporate Headquarters, Santa Clara, California	March 2013	None
European Headquarters, Cork, Ireland	December 2014	Two 5 year renewals
Sunnyvale, California	May 2010	None
Slough, England	September 2017	None
Bangalore, India	February 2009	5 year renewal
Tokyo, Japan	February 2009	2 year renewal

In addition, we have leased certain office equipment with various lease expiration dates through 2010.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments, including contractual and reasonably assured escalations in future lease payments, and sublease rental income under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

		Sublease
	Payments	Income

2006	$17,265	$1,667
2007	12,474	457
2008	11,128	435
2009	9,809	459
2010	9,288	483
Thereafter	27,275	483

Total	$87,239	$3,984

Rent expense for 2005, 2004, and 2003 was $19.2 million, $20.3 million, and $20.8 million, respectively. Sublease rental income under non-cancelable subleases was $0.2 million, $0.1 million, and $0.3 million for 2005, 2004, and 2003, respectively.

Minimum contractual commitments for telecom contracts, naming rights and advertising services, software licensing agreements and purchase obligations having an initial or remaining non-cancelable term in excess of one year as of December 31, 2005 were (in thousands):

	Purchase	Other
	Obligations	Commitments

2006	$5,694	$26,507
2007	—	10,178
2008	—	2,519

Total	$5,694	$39,204

12.	Warranty Provision and Guarantees

We offer warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation for the years ended December 31 follows (in thousands):

	2005	2004	2003

Warranty provision, beginning of year	$1,818	$1,103	$1,153
Additional accruals	3,514	8,037	3,881
Disposition of Sniffer	—	(807)	—
Costs incurred during the period	(4,249)	(6,515)	(3,931)

Warranty provision, end of year	$1,083	$1,818	$1,103

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in our interim and annual consolidated financial statements about our obligations under certain guarantees and

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnifications. The following is a summary of the agreements that we have determined are within the scope of FIN 45 as of December 31, 2005:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, it will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in all of our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our customer. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	We have agreed to indemnify members of the board of directors, as well as our officers, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of us) by reason of the fact that they are an agent of us, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. We maintain insurance coverage for directors and officers liability, or D&O insurance. No maximum liability is stipulated in these agreements that include indemnifications of members of our board of directors and officers. We have recorded no liability associated with these indemnifications as we are not aware of any pending or threatened actions or claims against our members of the board of directors or officers that are probable losses in excess of amounts covered by our D&O insurance. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

•	Under the terms of our agreement to sell Magic in January 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to these agreements.

•	Under the terms of our agreement to sell Sniffer in July 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $200.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to these agreements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Under the terms of our agreement to sell McAfee Labs assets in December 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that are not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $1.5 million. We have not recorded any accruals related to these agreements.

If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the maximum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

13.	Convertible Debt and Line of Credit

We had no convertible debt at December 31, 2005 or December 31, 2004.

Zero Coupon Convertible Debentures Due 2018

In February 1998, we completed a private placement of zero coupon convertible subordinated debentures due in 2018, or the Debentures. The Debentures, with an aggregate face amount at maturity of $885.5 million, generated net proceeds to us of approximately $337.6 million. The initial price to the public for the debentures was $391.06 per $1,000 of face amount at maturity, which equates to a yield to maturity over the term of the Debentures of 4.75% (on a semi-annual Debentures equivalent basis). The Debentures were convertible into common stock at the rate of 8.538 shares per $1,000 of face amount at maturity, which equated to an initial conversion price of $45.80 per share. The Debentures were subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the related indenture) and effectively subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries.

In February 2003, outstanding Debentures, with an aggregate face amount at maturity of $358.5 million, became redeemable for cash at the option of the holders thereof, at which time we repurchased Debentures which had an aggregate face amount at maturity of $358.0 million for a net price of $177.1 million. In June 2003, we repurchased the remaining Debentures with an aggregate face amount at maturity of $0.5 million for a net price of $0.2 million. We recognized a loss of $2.7 million on the repurchase of Debentures during 2003.

5.25% Convertible Subordinated Note Due 2006

In August 2001, we issued 5.25% convertible subordinated notes, or Notes, due 2006 with an aggregate principal amount of $345.0 million. The issuance generated net proceeds (after deducting fees and expenses) of $335.1 million. The amortization of the issuance costs related to the Notes has been calculated using the effective interest method and recorded as additional interest expense in the statements of income. The Notes were unsecured and were subordinated to all existing and future Senior Indebtedness (as defined in the related indenture). The Notes had no restrictive financial covenants.

The Notes had a maturity date of August 15, 2006, unless earlier redeemed by us at our option or converted at the holder’s option. At the option of the holder, the Notes were convertible into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. The Notes could also be redeemed at the option of the holder in the event of a Change of Control (as defined in the related indenture). At any time between August 20, 2004 and August 14, 2005, we would be able to redeem all or a portion of the Notes for cash at a repurchase price of approximately 101% of the principal amount. After August 14, 2005, the repurchase price would be 100% of the principal amount.

In August 2004, we redeemed all of the outstanding Notes at a net price of $265.6 million. Prior to the redemption date, approximately $83.4 million in aggregate principal amount of the Notes converted into approximately 4.6 million shares of our common stock. We recorded a loss on redemption of approximately

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15.1 million, which represented the write-off of unamortized debt issuance costs, fair value adjustment and the 1.3% premium paid for redemption.

Line of Credit

We have a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of December 31, 2005 and December 31, 2004.

14.	Employee Benefit Plan

Our 401(k) Plan in the United States and our Profit Sharing Plan cover substantially all full-time employees. In 2005, employees could elect to defer up to the lesser of 40% of their pre-tax compensation or $14,000 per year. Our board of directors, at its discretion, can match employee contributions in an amount not to exceed a maximum of $3,600 per year. Our employees in Japan and Canada can participate in plans similar to the 401(k) Plan in the United States. Our contributions to these plans are similar to those in the United States. The number of plan participants has been impacted by headcount reductions resulting from the Magic and Sniffer dispositions in 2004, as well as general headcount reductions. Annual amounts contributed by us under these plans were $3.2 million, $4.7 million, and $4.3 million in 2005, 2004 and 2003, respectively.

15.	Stockholders’ Equity

Common Stock

In November 2003, our board of directors authorized the repurchase of up to $150.0 million of our common stock in the open market. In August 2004, the board of directors authorized the repurchase of $200.0 million of common stock through August 2006 and in April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market through August 2006. We repurchased approximately 2.8 million, 12.6 million and 0.4 million shares of our common stock in 2005, 2004 and 2003 for $68.4 million, $221.8 million and $4.7 million, respectively. As of December 31, 2005, we had remaining authorization to repurchase $230.2 million of our common stock. The timing and size of future repurchases are subject to market conditions, stock prices, our cash position and other cash requirements.

In 2004, we retired approximately 13.0 million shares of our common stock which had been repurchased on the open market in 2003 and 2004.

In 1998, we deposited approximately 1.7 million shares of common stock with a trustee for the benefit of the employees of the Dr. Solomon’s acquisition to cover the stock options assumed in the acquisition of this company. These shares, which have been included in the outstanding share balance, were to be issued upon the exercise of stock options by Dr. Solomon’s employees. We determined in June 2004 that Dr. Solomon’s employees had exercised approximately 1.6 million options, and that we had issued new shares in connection with these exercises rather than the trust shares. The trustee returned the 1.6 million shares to us in June 2004, at which time they were retired and were no longer included in the outstanding share balance. In December 2004, the trustee sold the remaining 133,288 shares in the trust for proceeds of $3.8 million, and remitted the funds to us. The terms of the trust prohibited the trustee from returning the shares to us and stipulated that only employees could benefit from the shares. We paid out the $3.8 million to our employees as a bonus in 2004.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

We have authorized 5.0 million shares of preferred stock, par value $0.01 per share. Our board of directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders.

Company Stock Incentive Plans

Under the amended 1997 Plan, we have reserved 38.5 million shares for issuance to employees, officers, directors, third-party contractors and consultants. The plan provides for an option price no less than 100% of the fair value of our common stock on the date of grant for incentive stock options granted to employees and officers (including directors who are also employees) or 85% of the fair value on the date of grant for all others. The options may be exercisable immediately, or over time, but generally become exercisable 25% one year after commencing employment or from date of grant and thereafter in monthly increments over three years. All options under the option plan expire ten years after grant.

Under the Stock Option Plan for Outside Directors, we have reserved 1.1 million shares of our common stock for issuance to certain members of our board of directors who are not employees of ours or any affiliated corporation. The plan provides for an option price at fair value of our common stock on the date of grant. The initial grant to each outside director generally vests ratably over a three-year period. Subsequent option grants are exercisable three years from the date of grant. All options under the option plan expire ten years after grant.

We assumed the Foundstone, Inc. 2000 Stock Plan as part of the acquisition of Foundstone in October 2004 (see Note 4). We have reserved 747,144 shares of our common stock for issuance under this plan. The plan provides for an option price no less than 85% of the fair value of our common stock on the date of grant. The options generally become exercisable 25% one year after commencing employment or from the date of grant and thereafter in monthly increments over three years. All options under the plan expire ten years after grant. We assumed 428,696 options to purchase our common stock as a result of the acquisition.

Aggregate activity under our stock option plans is as follows (in thousands, except per share data):

	Years ended December 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	19,382	$16.12	29,693	$15.32	28,255	$15.12
Options granted	5,549	24.59	5,674	18.00	7,807	15.16
Options assumed in conjunction with acquisition	—	—	429	2.69	—	—
Options exercised	(7,165)	13.52	(9,152)	11.61	(2,548)	8.06
Options canceled	(1,655)	19.79	(7,262)	19.24	(3,821)	18.32

Outstanding at end of period	16,111	$19.79	19,382	$16.12	29,693	$15.32

At December 31, 2005, 6.3 million options were exercisable at a weighted-average exercise price of $17.85. Restricted stock grants under our stock incentive plans totaled 185,000 shares in 2005. No restricted stock grants occurred in 2004 and 2003. See Note 16 for stock compensation recorded related to the vesting of these restricted stock grants. Shares available for future grants to employees under our stock incentive plans totaled 7.5 million at December 31, 2005.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net proceeds from exercise of stock options was $96.7 million, $105.7 million and $19.6 million for 2005, 2004 and 2003, respectively, which is net of a reduction in stock option exercise proceeds of $0.2 million, $0.5 million and $0.9 million, respectively. This reduction is for the payment of our cash obligation, not exceeding the full exercise price, which is triggered upon exercise of our stock options that were granted in exchange for the McAfee.com options (see Note 16).

During 2004 we granted 1.1 million stock options to employees for which the exercise price was below the fair value of our common stock on the date of grant. We are recognizing approximately $0.1 million in compensation expense over the vesting period of the options.

Information related to options outstanding at December 31, 2005 is summarized below (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$1.29 - $5.19	661	5.3	$4.09	625	$4.14
$6.03 - $13.98	1,981	6.6	$11.89	1,167	$11.50
$14.01 - $19.96	4,967	7.7	$16.85	2,092	$16.97
$20.00 - $30.76	8,031	8.2	$24.04	2,313	$24.48
$30.85 - $71.26	471	8.2	$33.66	125	$37.32

	16,111	7.7	$19.79	6,322	$17.85

At December 31, 2004 and 2003, we had 9.3 million and 14.1 million options that were exercisable with weighted-average exercise prices of $14.76 and $15.33, respectively.

Employee Stock Purchase Plan

In April 2002, our board of directors adopted McAfee’s 2002 Employee Stock Purchase Plan, or 2002 Purchase Plan, and an initial 2.0 million shares of our common stock were reserved for issuance. In December 2003, our stockholders approved an additional 2.0 million shares for issuance under the 2002 Purchase Plan and in May 2005, our stockholders approved an additional 1.0 million shares for issuance under the 2002 Purchase Plan for a total of 5.0 million shares. All employees are eligible to participate in the 2002 Purchase Plan. Prior to April 2005, the 2002 Purchase Plan was comprised of two-year offering periods with four six-month purchase periods. Purchase periods occurred twice yearly and each offering effectively contained a six, twelve, eighteen and twenty-four month option. In April 2005, our 2002 Purchase Plan was amended. Commencing with the offering period beginning on August 1, 2005, offering periods were changed to approximately six months in duration. However, outstanding offering periods that commenced prior to August 1, 2005 will continue until the end of the twenty-four month offering period. Shares are purchased through employees’ contributions at exercise prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of an offering period or the last day of the purchase period. No participant may purchase more than $25,000 of common stock in any one calendar year and the maximum number of shares a participant may purchase during a single offering period is 10,000 shares. In 2005 and 2004, approximately 0.8 million and 0.8 million shares were issued under the 2002 Purchase Plan at a weighted-average purchase price of $14.54 and $10.41, respectively.

Preferred Shares Rights Agreement

On October 19, 1998, pursuant to a Preferred Shares Rights Agreement between us and BankBoston, N.A. as Rights Agent, our board of directors announced that it had declared a dividend distribution of one preferred share

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase right, or a Right, on each outstanding share of our common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of our Series B Participating Preferred Stock at an exercise price of $200.00. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the our common stock. We will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of our common stock. The dividend distribution was made on November 3, 1998, payable to the stockholders of record on November 3, 1998. The Rights expire on October 20, 2008.

16.	Stock-Based Compensation

We recorded stock-based compensation charges of $1.1 million, $14.3 million and $12.5 million in 2005, 2004 and 2003, respectively. These charges are comprised of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

New and existing executives and employees	$1,616	$1,928	$424
Exchange of McAfee.com options	(115)	6,669	3,369
Repriced options	(445)	3,343	—
Former employees	—	1,216	1,125
Extended life of vested options of terminated employees	—	1,164	3,720
Extended period of Employee Stock Purchase Plan	—	—	3,869

Total stock-based compensation	$1,056	$14,320	$12,507

New and existing executives and employees.  In September 2005, our compensation committee of our board of directors granted a total of 110,000 shares of restricted stock, which vest through September 2008, to key employees. The price of the underlying shares is $0.01 per share. In January 2005, our board of directors granted 75,000 shares of restricted stock, which vest through December 31, 2007, to our chief financial officer. The price of the underlying shares is $0.01 per share. We recorded expense of approximately $1.1 million in 2005 related to the stock-based compensation associated with these restricted stock grants. At December 31, 2005, we had approximately $4.5 million of unearned compensation expense related to these restricted stock grants that is expected to be recognized over a weighted-average life of 2.4 years.

In September 2004, our then chief financial officer and chief operating officer announced that he was retiring effective December 31, 2004. Under the terms of his transition agreement, his options were modified such that all remaining unvested outstanding stock options would immediately vest on December 31, 2004 under specified conditions. We recorded stock-based compensation expense due to the acceleration of vesting of $1.3 million in 2004.

In connection with the acquisition of Foundstone in October 2004, we assumed stock options to Foundstone employees which are subject to vesting provisions as the employees provide service to us. We recognized stock-based compensation totaling $0.5 million in 2005 and $0.2 million in 2004. An additional $0.5 million will be recognized through 2008, which is subject to a reduction based on employees terminating prior to full vesting of their options.

In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock, which vested through January 2005, to our chief executive officer. The price of the underlying shares is $0.01 per share. The fair value of the restricted stock grant was $1.4 million and was recognized as stock-based compensation expense over the vesting period. We recorded stock-based compensation expense of less than $0.1 million in 2005 and $0.4 million in both 2004 and 2003, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchange of McAfee.com options.  On September 13, 2002, we acquired the minority interest in McAfee.com that we previously did not own. McAfee.com option holders received options for 0.675 of a share of our common stock plus the right to receive $11.85 in cash upon exercise of the option. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. The assumed options are subject to variable accounting treatment, which means that a compensation charge was measured initially at the date of the closing of the acquisition and is remeasured each reporting period based on our common stock fair market value at the end of each reporting period.

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

During 2005, we recorded a benefit of approximately $0.1 million and during 2004 and 2003, we recorded a charge of approximately $6.7 million and $3.4 million, respectively, related to exchanged options subject to variable accounting. This stock-based compensation was based on our closing stock price of $27.13, $28.93 and $15.04 at December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, we had approximately 0.2 million outstanding options related to the acquisition of the minority interest in McAfee.com subject to variable accounting. Further fluctuations in the stock price may result in significant additional stock-based compensation charges or benefits in future periods.

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

During 2005, we recorded a benefit of approximately $0.4 million and during 2004, we recorded a charge of approximately $3.3 million based on closing stock prices as of December 31, 2005 and 2004 of $27.13 and $28.93, respectively. We did not record any stock-based compensation for the repriced options in 2003 as our stock price was below $20.375 as of December 31, 2003. As of December 31, 2005, 0.2 million options related to this re-pricing were outstanding and subject to variable accounting.

Former Employees.  As a result of the sale our Sniffer product line, or Sniffer, in July 2004, we modified the stock option agreements of several Sniffer executives by accelerating the vesting of their unvested outstanding options. We recorded a stock-based compensation charge of approximately $1.0 million in 2004. Since the modification was directly related to the sale of Sniffer, the stock compensation charge was reflected in the calculation of the gain on the sale of Sniffer.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November and December 2003, we extended the vesting period of two employees and also extended the period after which vesting ends to exercise their options. As these employees options continued to vest after termination and their exercise period was extended an additional 90 days, we recorded a one time stock-based compensation charge of approximately $0.1 million in 2004.

In October 2002, the Company terminated the employment of four former McAfee.com executives. These executives held McAfee.com exchanged options, which are subject to variable accounting as discussed above. Upon termination, the options were modified in accordance with a change in control provision. As a result, the Company recorded a stock compensation charge of approximately $1.1 million in 2003.

Extended Life of Vested Options Held by Terminated Employees.  As part of the purchase of Foundstone in October 2004, we granted stock options to Foundstone employees, certain of which terminated their employment after the acquisition. The terminated employees had 90 days to exercise their stock options from the date of termination, otherwise the options would expire. We determined in December 2004 that we would not be able to file the required public company reports with the SEC that would allow the option holders to exercise their options within the 90-day period. In December 2004, we extended the expiration date of the options approximately one month, resulting in a new measurement date for the options. We recorded a one-time stock-based compensation charge of $1.0 million in 2004 due to the extension of the expiration date.

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

Extended Period of Employee Stock Purchase Plan.  During the black-out period in 2003, we suspended all stock purchases under our 2002 Employee Stock Purchase Plan, or 2002 Purchase Plan. Due to the black-out period, we extended the purchase period for shares in the 2002 Purchase Plan that would otherwise have been purchased on July 31, 2003. Accordingly, in 2003 we recorded a one-time stock-based compensation charge of approximately $3.9 million.

17.	Provision for Income Taxes

The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	2005	2004	2003

Domestic	$111,502	$180,462	$17,303
Foreign	70,032	136,009	69,752

	$181,534	$316,471	$87,055

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Federal:
Current	$46,902	$2,630	$18,148
Deferred	(8,103)	68,370	(23,332)

Total Federal	38,799	71,000	(5,184)
State:
Current	13,684	(1,834)	5,863
Deferred	(454)	8,439	(4,802)

Total State	13,230	6,605	1,061
Foreign:
Current	10,844	21,648	18,167
Deferred	(20,167)	(7,847)	2,766

Total Foreign	(9,323)	13,801	20,933

Provision for income taxes	$42,706	$91,406	$16,810

Approximately $3.6 million of the provision for income taxes in 2003 was reflected as part of the cumulative effect of a change in accounting principle in the consolidated statement of income.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2005	2004

ASSETS

Deferred revenue	$195,894	$154,910
Accrued liabilities and allowances	63,122	74,627
Depreciation and amortization	139,527	166,647
Tax credits	97,430	107,871
Deferred stock compensation	4,019	7,870
Net operating loss carryover	35,308	27,948

	535,300	539,873
Valuation allowance	(48,222)	(65,820)

Total deferred tax assets	487,078	474,053

LIABILITIES

Intangibles not amortizable for tax purposes	30,418	41,043
Accrued liabilities and allowances	8,534	11,947

Total deferred tax liability	38,952	52,990

Net deferred tax asset	$448,126	$421,063

Current portion	$206,811	$200,459
Noncurrent portion	241,315	220,604

	$448,126	$421,063

At December 31, 2005, we had net deferred tax assets of $35.3 million, resulting from net operating loss carryovers for federal and foreign income tax purposes of approximately $53.9 million and $121.6 million, respectively. The federal net operating loss carryovers relate to acquisitions and are limited in the amount that can be recognized in any one year. They have expiration dates ranging from 2010 to 2025. The foreign net operating losses relate to losses incurred as a result of current operations and do not expire. The net decrease in the valuation allowance primarily relates to the utilization of foreign tax credits and net operating loss carryforwards from acquisitions for which there was uncertainty of future utilization prior to 2005. Reductions in the valuation allowance related to acquisitions resulted in adjustments to goodwill. At December 31, 2005, approximately $9.0 million of the valuation allowance for deferred tax assets may result in a subsequent recognition of tax benefits which will be allocated to reduce goodwill related to acquired entities. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, other than certain acquired net operating loss and credit carryforwards and certain other foreign tax credits for which a valuation allowance has been provided.

The American Jobs Creation Act of 2004, or the Act, provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including our year ended December 31, 2005. Certain criteria must be met to qualify for the deduction, including the establishment of a domestic reinvestment plan by the Chief Executive Officer, the approval of the plan by the Board of Directors, and the execution of the plan whereby the repatriated earnings are reinvested in the United States.

In the third quarter of 2005, we decided to make a distribution of earnings from our foreign subsidiaries that would qualify for the repatriation provisions of the Act under FASB FSP 109-2 (see Note 2). In the fourth quarter of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, we executed qualifying distributions totaling $350.0 million. As a result, we recorded a net tax expense of $1.5 million, net of a $17.8 million tax benefit resulting from a lower tax rate under the Act on a portion of foreign earnings for which we previously (in 2004) provided United States tax. Except for the aforementioned distributions qualifying under the Act, we intend to indefinitely reinvest all other current and/or future earnings of our foreign subsidiaries. As such, United States income taxes have not been provided for on a cumulative total of approximately $73.0 million of earnings of certain non-U.S. subsidiaries.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We are in compliance with these conditions as of December 31, 2005.

Our effective tax rate on income before income taxes differs from the United States Federal statutory tax rate as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Federal income tax provision at statutory rate	$63,537	$110,765	$30,470
State tax expense (net of Federal benefit)	5,139	8,979	1,258
Non deductible acquisition and other costs	1,407	—	2,310
Foreign earnings taxed at rates different than the Federal rate	(31,840)	(10,266)	(3,480)
Federal and state tax expense related to SEC settlement	19,638	—	—
Permanent and other differences	(1,973)	(2,335)	867
Tax credits	(2,434)	(12,183)	(2,532)
Net tax expense on repatriation of foreign earnings — American Jobs Creation Act of 2004	1,531	—	—
Benefit from accruals for tax exposures and valuation allowance no longer required	(12,299)	(25,036)	(12,083)
Difference between book and tax basis of businesses sold	—	22,840	—
Other	—	(1,358)	—

	$42,706	$91,406	$16,810

18.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003

Numerator — Basic
Income before cumulative effect of change in accounting principle	$138,828	$225,065	$59,905
Cumulative effect of change in accounting principle, net of tax	—	—	10,337

Net income	$138,828	$225,065	$70,242

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2005	2004	2003

Numerator — Diluted
Income before cumulative effect of change in accounting principle	$138,828	$225,065	$59,905
Cumulative effect of change in accounting principle, net of tax	—	—	10,337
Interest on convertible debentures(1)	—	7,556	—

Net income, adjusted	$138,828	$232,621	$70,242

Denominator — Basic
Basic weighted-average common shares outstanding	165,087	160,714	160,338

Denominator — Diluted
Basic weighted-average common shares outstanding	165,087	160,714	160,338
Effect of dilutive securities:
Convertible debentures(1)	—	12,154	—
Common stock options and shares subject to repurchase(2)	4,147	4,207	3,992
Warrants	—	24	159

Diluted weighted-average shares	169,234	177,099	164,489

Basic net income per share:
Income before cumulative effect of change in accounting principle	$0.84	$1.40	$0.37
Cumulative effect of change in accounting principle, net of tax	—	—	0.07

Net income per share — Basic	$0.84	$1.40	$0.44

Diluted net income per share:
Income before cumulative effect of change in accounting principle	$0.82	$1.31	$0.36
Cumulative effect of change in accounting principle, net of tax	—	—	0.07

Net income per share — Diluted	$0.82	$1.31	$0.43

(1)	Convertible debt interest and related 19.1 million as-if converted shares were excluded from the calculation since the effect was anti-dilutive in 2003. The convertible debt was repaid in 2004 so there were no amounts outstanding in 2005.

(2)	At December 31, 2005, 2004 and 2003, 2.1 million, 5.1 million, and 15.6 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

19.	Business Segment and Major Customer Information

We have concluded that we have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, small and medium-sized business and consumer users, as well as resellers and distributors. Management measures operations based on our five geographic

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments: North America; Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America. The corporate business activities include the following expenses for 2005: general and administrative expenses of $108.7 million, amortization of purchased technology and other intangibles of $15.5 million and other indirect charges, such as the SEC settlement charge of $50.0 million, acquired in-process research and development of $4.0 million, and restructuring charges of $3.7 million. In 2004 and 2003, corporate activities included general and administrative expenses and corporate marketing expenses of $65.0 million and $61.9 million, respectively; stock-based compensation charges; and acquisition, restructuring and other related costs. In 2004, corporate activities also included the $25.0 million litigation reimbursement received which was recorded in North America. These corporate expenses are not considered attributable to any specific geographic region.

We market and sell anti-virus and security software, hardware and services through our geographic regions. These products and services are marketed and sold worldwide primarily through resellers, distributors, systems integrators, retailers, original equipment manufacturers, internet service providers and directly by us. In addition, we offer web sites, which provide suites of on-line products and services personalized for the user based on the users’ personal computer, or PC, configuration, attached peripherals and resident software. We also offer managed security and availability applications to corporations and governments on the internet.

Summarized financial information concerning our net revenue, operating income and depreciation expense by geographic region is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Net revenue by region:
North America	$578,636	$554,400	$606,685
EMEA	273,108	241,724	240,616
Japan	76,994	54,850	40,519
Asia-Pacific, excluding Japan	37,147	38,494	29,014
Latin America	21,414	21,074	19,502

Net revenue	$987,299	$910,542	$936,336

Operating income by region:
North America	$232,911	$194,179	$216,016
EMEA	111,290	89,666	89,159
Japan	39,115	18,891	11,013
Asia-Pacific, excluding Japan	8,211	11,903	5,962
Latin America	8,485	4,193	1,338
Corporate	(241,883)	3,839	(259,086)

Operating income	$158,129	$322,671	$64,402

Depreciation expense by region:
North America	$12,209	$12,457	$9,254
EMEA	1,419	2,180	2,631
Japan	370	818	1,846
Asia-Pacific, excluding Japan	1,478	1,763	1,629
Latin America	109	112	66
Corporate	20,882	21,973	20,399

Depreciation expense	$36,467	$39,303	$35,825

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between operating income and income before taxes is reflected on the face of our consolidated statements of income.

Following is a summary of our total assets by geographic region. Assets purchased to support infrastructure and general and administrative activities, including land purchases, are included in Corporate in the table below. These corporate assets are not assigned to any specific geographic region. Summarized financial information concerning our total assets by business and geographic region is as follows (in thousands):

	December 31,
	2005	2004

North America	$2,158,266	$1,509,761
EMEA	306,077	536,037
Japan	70,766	61,824
Asia-Pacific, excluding Japan	36,124	25,794
Latin America	15,401	19,729
Corporate	55,990	93,387

Total assets	$2,642,624	$2,246,532

Property and equipment based on the physical location of the assets is as follows (in thousands):

	2005	2004

India	$6,149	$3,667
Japan	4,029	4,038
United Kingdom	2,530	2,094
Ireland	2,112	—
The Netherlands	384	2,354
Other foreign countries	3,962	6,793

Total foreign countries	19,166	18,946

United States	66,475	72,769

Total	$85,641	$91,715

Net revenues attributed to countries based on the location of the customer for the years ended December 31 is as follows (in thousands):

	2005	2004	2003

United Kingdom	$73,006	$67,443	$67,229
Germany	46,934	41,910	43,717
Japan	76,994	54,609	40,519
Canada	31,783	34,403	33,423
Other foreign countries	211,729	192,180	178,185

Total foreign countries	440,446	390,545	363,073

United States	546,853	519,997	573,263

Total	$987,299	$910,542	$936,336

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenue information on a product family basis is as follows for the years ended December 31 (in thousands):

	2005	2004	2003

McAfee	$985,427	$810,403	$650,322
Sniffer	—	90,878	210,176
Magic	—	2,850	63,164
McAfee Labs	1,872	6,411	11,023
PGP	—	—	1,651

Total net revenue	$987,299	$910,542	$936,336

Net revenue information on a product and service basis is as follows for the years ended December 31 (in thousands):

	2005	2004	2003

Software licenses	$111,142	$157,983	$341,188
Support and maintenance	546,617	436,299	313,731
Hardware	36,679	79,828	99,502
Retail	18,276	27,787	45,993
Consulting	20,213	19,157	27,421
Training	5,080	8,394	9,486
On-line subscription arrangements	247,851	152,529	72,088
Other	1,441	28,565	26,927

Total	$987,299	$910,542	$936,336

At December 31, 2005 and 2004, Ingram Micro Inc., had an accounts receivable balance which comprised 20% and 23%, respectively, of our gross accounts receivable balance. Additionally, at December 31, 2005 and 2004, Tech Data Corp., had an accounts receivable balance which comprised 11% and 10%, respectively, of our gross accounts receivable balance. During 2005, 2004 and 2003, Ingram Micro Inc. accounted for 19%, 22% and 26%, respectively, of total net revenue. During 2005 and 2004, Tech Data Corp. accounted for 14% and 11%, respectively, of total net revenue. The net revenue derived from these customers is reported primarily in our North American and EMEA geographic segments.

20.	Litigation

General

From time to time, we have been subject to litigation including the pending litigation described below. Our current estimated range of liability related to some of the pending litigation below is based on claims for which our management can estimate the amount and range of loss. Where there is a range of loss, we have recorded the minimum estimated liability related to those claims. Because of the uncertainties related to the range of loss on the remaining pending litigation, our management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess our potential liability and revise our estimates. Pending or future litigation could be costly, could cause the diversion of our management’s attention and could upon resolution have a material adverse effect on the business, results of operations, financial condition and cash flow.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations or cash flows, except for the $50.0 million settlement with the SEC related to the “Formal Order of Private Investigation” into our accounting practices.

Securities Cases

In September 2003, we entered into a settlement agreement with the plaintiffs in the In re Network Associates, Inc. II Securities Litigation, which was originally filed in December 2000. Under the settlement agreement we paid $70.0 million, which was recorded as litigation settlement in the consolidated statement of income for 2002. The settlement was approved by the court in February 2004, and the case was dismissed with prejudice to all parties and claims. In 2004, we received approximately $25.0 million from our insurance carriers related to this litigation.

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

Other Matters

On June 6, 2002, Paul Cozza filed a Complaint in the United States District Court, District of Massachusetts, alleging breach of contract, fraud and bad faith arising out of a dispute concerning the licensing of certain technology used in the Virex 6.1 product. The Complaint seeks treble damages, attorneys’ fees and costs for the alleged unauthorized sale of products Cozza claims contain or contained his technology from and after January 1, 2002, and an injunction against the alleged further use of Cozza’s technology. McAfee filed papers in opposition to the Complaint and asserted various defenses. A motion by McAfee to compel arbitration and a motion for partial summary judgment on liability (but not damages) issues relating to whether the contract claims extended beyond the Virex 6.1 product, have both been denied by the Court. In its order denying the McAfee motion for partial summary judgment, the Court also granted a motion for partial summary judgment filed by Cozza in which Cozza sought a declaration that the language of an agreement is unambiguous and enforceable against any McAfee product which might be proved to contain that same technology referenced in a 1993 License Agreement. No trial date has been set, and discovery continues in anticipation of a trial during 2006.

On March 22, 2002, the SEC notified us that it had commenced a “Formal Order of Private Investigation” into our accounting practices. On September 29, 2005, we announced we had reserved $50.0 million in connection with the proposed settlement with the SEC and we had deposited $50.0 million in an escrow account with the SEC as the designated beneficiary. On February 9, 2006, the SEC entered the final judgment for the settlement with us. We also agreed to certain other conditions, including the release of $50.0 million to the SEC for the civil penalty on February 13, 2006.

21.	Subsequent Events

In February 2006, we repurchased approximately 4.1 million shares of our common stock in the open market for approximately $97.3 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2006.

MCAFEE, INC.

By:	/s/ George Samenuk
George Samenuk
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 28th, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ George Samenuk (George Samenuk)	Chairman of the Board and Chief Executive Officer	February 28, 2006

/s/ Eric F. Brown (Eric F. Brown)	Chief Financial Officer	February 28, 2006

/s/ Robert B. Bucknam (Robert B. Bucknam)	Director	February 28, 2006

/s/ Leslie G. Denend (Leslie G. Denend)	Director	February 28, 2006

/s/ Robert Dutkowsky (Robert Dutkowsky)	Director	February 28, 2006

/s/ Dale Fuller (Dale Fuller)	Director	February 28, 2006

/s/ Denis J. O’Leary (Denis J. O’Leary)	Director	February 28, 2006

/s/ Robert Pangia (Robert Pangia)	Director	February 28, 2006

/s/ Liane Wilson (Liane Wilson)	Director	February 28, 2006

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Asset Purchase Agreement made and entered into as of April 22, 2004, by and among, Network General Corporation (formerly named Starburst Technology Holdings, Inc.), on the one hand; and (ii) McAfee, Inc. (formerly named Networks Associates, Inc.), Network Associates Technology, Inc., Network Associates International BV, Network Associates (India) Private Limited, McAfee Japan Co., Ltd. (formerly named Network Associates Japan Co., Ltd.), on the other hand, as amended by Amendment No. 1 thereto dated as of July 15, 2004.(1)
3.1		Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(3)
3.2		Certificate of Ownership and Merger between Registrant and McAfee, Inc.(2)
3.3		Amended and Restated Bylaws of the Registrant.(2)
3.4		Certificate of Designation of Series A Preferred Stock of the Registrant.(5)
3.5		Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(6)
4.3		Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(7)
10.1		Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(8)
10.2		Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(8)
10.3		Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(8)
10.4		Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(8)
10	.5*	2002 Employee Stock Purchase Plan, as amended.(9)
10	.6*	1997 Stock Incentive Plan, as amended.(9)
10	.7*	Amended and Restated 1993 Stock Option Plan for Outside Directors.(4)
10	.8*	2000 Nonstatutory Stock Option Plan.(10)
10	.9*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(11)
10.11		1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(13)
10.12		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)
10.13		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(13)
10.14		Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(13)
10	.16*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(14)
10	.18*	Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002.(17)
10.19		Form of Indemnification Agreement between the Registrant and its Executive Officers(17)
10	.20*	Summary of Pay for Performance Plan.(4)
10	.21*	Network Associates, Inc. Tax Deferred Savings Plan.(16)
10.22		Umbrella Credit Facility of Registrant dated April 15, 2004.(18)
10.23		Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(18)
10	.24*	Amendment to Employment Agreement of George Samenuk effective as of January 20, 2004.(18)
10.26		Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(20)
10	.27*	Transition Agreement by and between Registrant and Stephen C. Richards.(19)
10	.28*	Employment Agreement between Registrant and Eric F. Brown dated December 10, 2004 (22)

Exhibit
Number		Description

10	.29*	2005 Independent Director Cash Compensation Plan (23)
10	.30*	Executive Officer Annual Compensation for Fiscal Year Ending December 31, 2005(24)
10	.31*	Second Amendment to Amended and Restated Employment Agreement between Registrant and George Samenuk dated May 21, 2005. (25)
10	.32*	First Amendment to Employment Agreement between Registrant and Vernon Gene Hodges dated May 21, 2005. (25)
10	.33*	First Amendment to Employment Agreement between Registrant and Eric F. Brown dated May 26, 2005. (25)
10	.34*	First Amendment to Employment Agreement between Registrant and Kevin M. Weiss dated May 21, 2005. (25)
10	.35*	First Amendment to Employment Agreement between Registrant and Kent H. Roberts dated May 21, 2005. (25)
10	.36*	Letter Agreement Amendment to Employment Agreement between the Registrant and Eric F. Brown dated January 31, 2006
10.37		Employment Agreement between William Kerrigan and the Registrant, dated October 1, 2004, as amended by First Amendment to Employment Agreement dated May 24, 2005.
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on July 16, 2004.

(2)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(6)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 27, 2005.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(11)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(14)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(15)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

(17)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 9, 2004.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(19)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on September 7, 2004.

(20)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(21)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(22)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on December 14, 2004.

(23)	Incorporated by reference from the Registrant’s report on Form 10-K/A for the year ended December 31, 2004, filed with the Commission on May 24, 2005.

(24)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on April 22, 2005.

(25)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on April 26, 2005.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.

SCHEDULE II

MCAFEE, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Provision For
		Doubtful
		Accounts,
		Additions Charged	Write-Offs of
	Balance at	to Expense,	Previously	Balance at
	Beginning of	Deferred Revenue or	Provided	End of
	Period	Revenue Net(1)	Accounts	Period
	(In thousands)

Year Ended December 31, 2005
Allowance for Doubtful Accounts	$2,536	$1,574	$(1,721)	$2,389
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$3,070	$1,716	$(2,250)	$2,536
Year Ended December 31, 2003
Allowance for Doubtful Accounts(2)	$6,638	$(1,216)	$(2,352)	$3,070

(1)	Allowance for Doubtful Accounts, Net. The provision for doubtful accounts, net consists of our estimates with respect to the uncollectibility of our receivables, net of recoveries of amounts previously written off. Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

(2)	The allowance for doubtful accounts in the consolidated balance sheet as of December 31, 2003 is net of the $0.2 million allowance for Magic, which is included in assets held for sale.

		Provision For
		Sales Returns
		and Other
	Balance at	Incentives	Actual	Balance at
	Beginning of	Charged to Net	Returns and	End of
	Period	Revenue (3)	Incentives	Period
	(In thousands)

Year Ended December 31, 2005
Sales Returns and Other Incentives	$29,224	$146,256	$(142,907)	$32,573
Year Ended December 31, 2004
Sales Returns and Other Incentives	$39,599	$65,350	$(75,725)	$29,224
Year Ended December 31, 2003
Sales Returns and Other Incentives	$32,337	$85,612	$(78,350)	$39,599

(3)	Allowance for Sales Returns and Other Incentives. The allowance for sales returns and incentives consists of our estimates of potential future product returns related to current period product revenue, and specific provisions for distributor, reseller, and retailer sales incentives that are reductions in the revenue to be realized. We analyze and monitor current and historical return rates, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. We also budget for our sales incentives, such as end-user rebates, volume incentive rebate programs and marketing development funds each quarter and determine amounts to be spent and we monitor amounts spent against our budgets. These estimates affect our net revenue line item on our statement of income and affect our net accounts receivable line item on our consolidated balance sheet. These estimates affect all of our operating geographies.