Form 10-Q
period 2006-03-31
McAfee, Inc.
filed 2006-05-02
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-31216

McAfee, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0316593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3965 Freedom Circle Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 28, 2006, 159,524,329 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC.

FORM 10-Q
March 31, 2006

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(In thousands, except
	share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$430,512	$728,592
Restricted cash	—	50,489
Short-term marketable securities	412,217	316,298
Accounts receivable, net of allowance for doubtful accounts of $2,164 and $2,389, respectively	123,845	158,680
Prepaid expenses and prepaid taxes	98,220	78,945
Other current assets	25,409	27,846
Deferred income taxes	219,136	206,811

Total current assets	1,309,339	1,567,661
Long-term marketable securities	294,863	212,131
Restricted cash	1,212	939
Property and equipment, net	89,060	85,641
Deferred income taxes	223,557	241,315
Intangible assets, net	74,138	80,782
Goodwill	438,255	438,396
Other assets	15,920	15,759

Total assets	$2,446,344	$2,642,624

LIABILITIES
Current liabilities:
Accounts payable	$34,300	$34,678
Accrued SEC settlement	—	50,000
Accrued income taxes	65,372	81,227
Accrued compensation	41,554	50,617
Accrued marketing	21,346	15,172
Other accrued liabilities	66,747	66,839
Deferred revenue	598,602	570,458

Total current liabilities	827,921	868,991
Deferred revenue, less current portion	177,503	175,962
Accrued taxes and other long-term liabilities	144,482	142,638

Total liabilities	1,149,906	1,187,591

Commitments and contingencies (Notes 12 and 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2006 and 2005	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 171,649,364 shares at March 31, 2006 and 170,453,210 shares at December 31, 2005 Outstanding: 159,239,082 shares at March 31, 2006 and 167,688,210 shares at December 31, 2005	1,717	1,705
Treasury stock, at cost: 12,410,282 shares at March 31, 2006 and 2,765,000 shares at December 31, 2005	(298,954)	(68,395)
Additional paid-in capital	1,390,253	1,356,881
Deferred stock-based compensation	—	(474)
Accumulated other comprehensive income	28,518	31,302
Retained earnings	174,904	134,014

Total stockholders’ equity	1,296,438	1,455,033

Total liabilities and stockholders’ equity	$2,446,344	$2,642,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share data) (Unaudited)

Net revenue:
Product	$31,100	$35,537
Subscription	92,726	68,078
Service and support	148,141	132,112

Total net revenue	271,967	235,727
Cost of net revenue:
Product	15,667	16,923
Subscription	18,944	10,510
Service and support	6,466	7,374
Amortization of purchased technology	3,841	3,850

Total cost of net revenue	44,918	38,657
Operating costs:
Research and development	51,191	38,230
Marketing and sales	84,866	71,184
General and administrative	37,870	33,621
Amortization of intangibles	2,793	3,528
Restructuring charges	551	2,296
Loss on sale of assets and technology	24	259
(Recovery of) provision for doubtful accounts, net	(451)	159
Reimbursement from transition services agreement	—	(328)

Total operating costs	176,844	148,949

Income from operations	50,205	48,121
Interest and other income	12,036	4,960
Loss on investments, net	(102)	(648)

Income before provision for income taxes	62,139	52,433
Provision for income taxes	21,249	16,463

Net income	$40,890	$35,970

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of reclassification adjustment for losses recognized on marketable securities during the period and income tax	$185	$(1,419)
Foreign currency translation (loss) gain	(2,969)	335

Comprehensive income	$38,106	$34,886

Net income per share — Basic	$0.25	$0.22

Net income per share — Diluted	$0.25	$0.21

Shares used in per share calculation — Basic	164,940	162,992

Shares used in per share calculation — Diluted	166,833	167,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(In thousands) (Unaudited)

Cash flows from operating activities:
Net income	$40,890	$35,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,191	16,421
(Recovery of) provision for doubtful accounts, net	(451)	159
Non cash restructuring charge	551	1,554
Interest released from restricted cash	489	—
(Discount) premium amortization on marketable securities	(1,393)	654
Loss on sale of assets and technology	24	259
Loss on sale of investments	102	648
Deferred income taxes	4,067	(6,073)
Stock-based compensation charges (benefits)	13,571	(3,292)
Excess tax benefits from stock-based compensation	(3,001)	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	36,483	40,128
Prepaid expenses, prepaid taxes and other assets	(16,281)	(9,582)
Accounts payable	(2,272)	(2,424)
Accrued taxes and other liabilities	(64,374)	(71)
Deferred revenue	24,778	26,099

Net cash provided by operating activities	48,374	100,450

Cash flows from investing activities:
Purchase of marketable securities	(323,500)	(253,419)
Proceeds from sale and maturity of marketable securities	146,448	207,196
Decrease (increase) in restricted cash	49,727	(1)
Purchase of property, equipment and leasehold improvements	(10,191)	(9,146)

Net cash used in investing activities	(137,516)	(55,370)

Cash flows from financing activities:
Proceeds from issuance of common stock from option and stock purchase plans	18,040	24,816
Excess tax benefits from stock-based compensation	3,001	—
Repurchase of common stock	(230,559)	(47,351)

Net cash used in financing activities	(209,518)	(22,535)

Effect of exchange rate fluctuations	580	(9,661)

Net (decrease) increase in cash and cash equivalents	(298,080)	12,884
Cash and cash equivalents at beginning of period	728,592	291,155

Cash and cash equivalents at end of period	$430,512	$304,039

Non cash investing activities:
Unrealized gain (loss) on marketable securities, net	$185	$(1,419)

Purchase of property, equipment and leasehold improvements	$(2,974)	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$31,358	$19,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and March 31, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position as of March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2006 and March 31, 2005 have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

As of January 1, 2006, we changed the presentation of our net revenue and cost of net revenue to include three categories: (i) product, (ii) subscription and (iii) service and support. See Note 3 for further information.

Foreign Currency Translation

We have designated the U.S. dollar as the functional currency of McAfee, Inc. For the majority of our subsidiaries, we consider the local currency to be their functional currency. The assets and liabilities of subsidiaries that are denominated in functional currencies other than the U.S. dollar are translated using the exchange rate on the condensed consolidated balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income, which is a component of stockholders’ equity. As of March 31, 2006, our stockholders’ equity included $3.0 million of net foreign currency translation losses for the three months ended March 31, 2006 and as of March 31, 2005, stockholders’ equity includes a $0.3 million gain for the three months ended March 31, 2005.

Occassionally, a subsidiary enters into transactions that are denominated in currencies other than its functional currency. In these cases, the assets and liabilities and revenues and expenses related to the transactions are translated into the functional currency and any resulting gains or losses are recorded in the condensed consolidated statements of income. During the three months ended March 31, 2006 and 2005, we recorded net foreign currency transaction losses of $1.6 million and $1.1 million, respectively, in our condensed consolidated statements of income.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventory, which consists primarily of finished goods, is stated at lower of cost or market and is included in other current assets on our condensed consolidated balance sheet. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances were $1.2 million at both March 31, 2006 and December 31, 2005.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” or SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes APB No. 25, “Accounting for Stock Issues to Employees,” or APB 25. Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan.

Prior to our adoption of SFAS 123R, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards. Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. In addition, we did not recognize any compensation expense for our Employee Stock Purchase Plan under APB 25. For restricted stock awards and units, the calculation of compensation expense under APB 25 and SFAS 123R is the same.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our condensed consolidated financial statements as of March 31, 2005 and for the three months then ended have not been restated to reflect the impact of SFAS 123R. During the three months ended March 31, 2005, we recognized a benefit of approximately $3.7 million under APB 25 related to the exchange of McAfee.com options in 2002 and the re-pricing of options in 1999. This benefit was partially offset by an expense of approximately $0.4 million for restricted stock awards. See Note 4 for additional information.

In the three months ended March 31, 2006, we recognized stock-based compensation expense of $13.6 million in our condensed consolidated financial statements, which included $10.9 million for stock options, $1.9 million for restricted stock awards and units and $0.8 million for our Employee Stock Purchase Plan. These amounts include (i) compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, (ii) compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and (iii) compensation expense for restricted stock award and unit grants made both before and after January 1, 2006 that are not yet vested.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. Upon adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation to the straight-line, single-option method. Compensation expense for all stock options granted prior to January 1, 2006 will continue to be recognized using the accelerated, single-option method. In addition, SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced. In the pro-forma information required under SFAS 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R requires us to calculate the pool of excess tax benefits, or the APIC pool, available as of January 1, 2006 to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods. Pursuant to the provisions of FASB Staff Position 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” we adopted the alternative method for determining the tax effects of share-based compensation, which among other things, provides a simplified method for estimating the beginning APIC pool balance.

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

Tax returns are subject to audit by various taxing authorities. Although we believe that adequate accruals have been made each period for unsettled issues, additional benefits or expenses could occur in future years from resolution of outstanding matters. We record additional expenses each period on unsettled issues relating to the expected interest we would be required to pay a tax authority if we do not prevail on an unsettled issue. We continue to assess our potential tax liability included in accrued taxes in the condensed consolidated financial statements, and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. We have classified a portion of our tax liability as non-current in the condensed consolidated balance sheet based on the expected timing of cash payments to settle contingencies with taxing authorities.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by us be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each reported period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized and the amount of tax benefits that would be

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. We calculate tax benefits that will be recorded in additional paid-in capital based on the portion of the fair value of the award that will be recognized in the financial statements, and exclude the portion of the award that was recognized under the SFAS 123 pro-forma disclosures prior to the implementation of SFAS 123R.

Recent Accounting Pronouncements

Electronic Equipment Waste Obligations

In June 2005, the FASB issued SFAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on the accounting for certain obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment, or the Directive, which was adopted by the European Union, or EU. Under the Directive, the waste management obligation for historical equipment, defined as products put on the market on or prior to August 13, 2005, remains with the commercial user until the equipment is replaced. SFAS 143-1 is required to be applied to the later of the first fiscal period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the impact of FSP SFAS 143-1 on our financial position and results of operations. The effects will depend on the respective laws adopted by the EU member countries.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS Statement 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.

The Meaning of Other-Than-Temporary Impairment

In November 2005, the FASB issued Staff Position 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP 115-1, that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The final FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The guidance in FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Net Revenue and Cost of Net Revenue

As disclosed in our 2005 Annual Report on Form 10-K, during the three months ended December 31, 2005, we made certain reclassifications from product revenue to service revenue, primarily related to online subscriptions. Total net revenue was not impacted by these reclassifications. The following table presents our 2005 quarterly net revenue, as reclassified in 2005, and cost of net revenue, as disclosed in our respective Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended				Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Net revenue:
Product	$45,145	$43,805	$32,578	$46,010	$167,538
Service and support	190,582	201,577	220,333	207,269	819,761

Total net revenue	$235,727	$245,382	$252,911	$253,279	$987,299

Cost of net revenue:
Product	$16,646	$11,865	$10,282	$24,479	$63,272
Service and support	18,161	21,105	22,873	23,689	85,828
Amortization of purchased technology	3,850	3,886	3,938	3,841	15,515

Total cost of net revenue	$38,657	$36,856	$37,093	$52,009	$164,615

As of January 1, 2006, we changed the presentation of our net revenue and cost of net revenue to include three categories: (i) product, which includes hardware and perpetual licenses (ii) subscription, which includes subscription-based offerings and (iii) service and support, which includes maintenance, consulting and training. Previously, we chose to allocate our subscription business between product and services and support instead of presenting it as a separate category. We believe this new presentation is consistent with the way we currently manage our business as we grow the subscription component of both our corporate and consumer businesses. In the table below, we have applied the change in presentation retrospectively to the balances previously reported for each period during the year ended December 31, 2005. Total net revenues and cost of net revenues were not affected by the change.

The following table presents our revised 2005 quarterly net revenue and cost of net revenue presentation (in thousands):

	Three Months Ended				Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Net revenue:
Product	$35,537	$34,308	$20,825	$37,185	$127,855
Subscription	68,078	77,828	90,891	81,409	318,206
Service and support	132,112	133,246	141,195	134,685	541,238

Total net revenue	$235,727	$245,382	$252,911	$253,279	$987,299

Cost of net revenue:
Product	$16,923	$11,986	$10,399	$24,636	$63,944
Subscription	10,510	13,709	14,909	15,147	54,275
Service and support	7,374	7,275	7,847	8,385	30,881
Amortization of purchased technology	3,850	3,886	3,938	3,841	15,515

Total cost of net revenue	$38,657	$36,856	$37,093	$52,009	$164,615

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

In April 2002, our board of directors adopted McAfee’s 2002 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan, which reserved 2.0 million shares of our common stock for issuance to our employees. In December 2003 and May 2005, our stockholders approved an additional 2.0 million and 1.0 million shares for issuance, respectively, bringing the total number of shares reserved under the plan to 5.0 million. Generally, individuals who are employed for 30 days and perform at least 20 hours of service per week are eligible to participate in the Employee Stock Purchase Plan.

Prior to August 1, 2005, we offered shares of stock for purchase to eligible employees through a series of two-year offering periods. Each two-year offering period was comprised of four consecutive six-month purchase periods. Beginning August 1, 2005, the term of the offering period was changed to six months. Outstanding offering periods that commenced prior to August 1, 2005 will continue until the end of the two-year offering period.

During an offering period, employees make contributions to the Employee Stock Purchase Plan through payroll deductions. At the end of each purchase period, we use the accumulated contributions to issue shares of our stock to the participating employees. The issue price of those shares is equal to the lesser of (i) 85% of our stock price on the first day of the offering period, or (ii) 85% of our stock price on the purchase date. No participant may be issued more than $25,000 of common stock in any one calendar year and the maximum number of shares a participant may be issued during a single offering period is 10,000 shares. In both the three months ended March 31, 2006 and March 31, 2005, approximately 0.4 million shares were issued under the Employee Stock Purchase Plan at a weighted-average issue price of $17.22 and $13.93, respectively. The total intrinsic value of shares issued under the Employee Stock Purchase Plan during the three months ended March 31, 2006 and March 31, 2005 was $2.4 million and $4.8 million, respectively.

Company Stock Incentive Plans

Under the terms of our amended 1997 Stock Incentive Plan, or the 1997 Plan, we have reserved a total of 38.5 million shares for issuance to employees, officers, directors, third-party contractors and consultants through awards provided in the form of options, restricted stock awards, restricted stock units, or stock appreciation rights. As of March 31, 2006, we have no share-based issuances outstanding with third-party contractors or consultants.

For options granted to employees and officers under the 1997 Plan, the exercise price is no less than 100% of the fair value of our stock on the grant date. For options granted to all other parties, the exercise price is no less than 85% of the fair value of our common stock on the grant date. Although some of the options may be exercised immediately upon granting, the majority contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. All unexercised options expire ten years after the grant date. Restricted stock awards and restricted stock units also vest over a specified period, generally 50% two years from the grant date and 50% three years from the grant date. Restricted stock awards are common stock issued to the recipient that have not vested. Restricted stock units are promises to issue stock in the future.

Under the Stock Option Plan for Outside Directors, we have reserved 1.1 million shares of our common stock for issuance to certain members of our board of directors who are not employees of ours or any of our affiliated entities. The exercise price for these options is equal to the market value of our common stock on the grant date. Initial grants to each outside director generally vest ratably over a three-year period, while any subsequent grants are exercisable three years from the grant date. All unexercised options expire ten years after the grant date.

In connection with our acquisition of Foundstone, Inc. in October 2004, we assumed the obligations of their 2000 Stock Plan and converted their outstanding options into options to purchase 428,696 shares of our common stock. We have reserved 747,144 shares of our common stock for issuance under this plan. The plan provides for an

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option price no less than 85% of the fair value of our common stock on the date of grant. The options contain gradual vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. All unexercised options expire ten years after grant date.

Plan Activity

A summary of the activity of our employee stock options during the three months ended March 31, 2006 and details regarding the options outstanding and exercisable at March 31, 2006 are provided below (in thousands, except per share data):

	Three Months Ended March 31, 2006
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Yrs)	Value

Outstanding at beginning of period	16,111	$19.79
Options granted	600	25.88
Options exercised	(801)	14.03
Options canceled	(717)	21.12

Outstanding at end of period	15,193	$20.28

Options outstanding, expected to vest	13,875	$19.99	7.7	$74,399

Options exercisable	6,176	$18.36	6.3	$42,530

The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005 was $8.7 million and $30.9 million, respectively.

The tax benefit realized from stock option exercises and employee stock purchase rights in the three months ended March 31, 2006 was $4.0 million. We realized no tax benefit in the three months ended March 31, 2005.

A summary of the activity for restricted stock awards and restricted stock units during the three months ended March 31, 2006 is provided below (in thousands except per share data):

	Three Months Ended
	March 31, 2006
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Awards	Fair Value

Unvested at beginning of period	—	$—	185	$29.79
Grants	3,601	23.77	—	—
Vested	—	—	(25)	28.41
Canceled	(15)	23.62	—	—

Unvested at end of period	3,586	$23.78	160	$30.01

The weighted-average remaining contractual life for unvested restricted stock units and restricted stock awards at March 31, 2006 was 2.5 years and 2.2 years, respectively. The 3.6 million of restricted stock units granted in the three months ended March 31, 2006 under the 1997 Plan were valued at $69.6 million when reduced by estimated forfeitures. The total fair value of restricted stock awards vested during the three months ended March 31, 2006 and March 31, 2005 was $0.7 million and $1.2 million, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares available for future grants to employees under our stock incentive plans totaled 3.9 million at March 31, 2006. Our management currently plans to issue new shares for the vesting of restricted stock awards and restricted stock units and exercises of stock options.

Valuation and Expense Information under SFAS 123R

As indicated in Note 2, we adopted the provisions of SFAS 123R on January  1, 2006. In the three months ended March 31, 2006, we recognized stock-based compensation expense of $13.6 million in our condensed consolidated financial statements, which included $10.9 million for stock options, $1.9 million for restricted stock awards and units and $0.8 million for our Employee Stock Purchase Plan. The following table summarizes the stock-based compensation expense by income statement line item that we recorded in accordance with the provisions of SFAS 123R (in thousands):

Three Months Ended
March 31, 2006

Cost of net revenue — product	$226
Cost of net revenue — subscription	91
Cost of net revenue — service and support	359

Stock-based compensation expense included in cost of net revenue	676
Research and development	3,917
Sales and marketing	4,691
General and administrative	4,287

Stock-based compensation expense included in operating expenses	12,895

Total stock-based compensation expense related to stock-based equity awards	13,571
Deferred tax benefit	3,925

Total stock-based compensation expense related to stock-based equity awards, net of tax	$9,646

We had no stock-based compensation costs capitalized as part of the cost of an asset.

The adoption of SFAS 123R on January 1, 2006 decreased our pre-tax income by $13.6 million, decreased net income by $9.6 million, decreased our basic net income per share by $0.06 per share and decreased diluted net income per share by $0.05 per share. Cash provided by operating activities decreased and cash provided by financing activities increased $3.0 million, respectively, related to excess tax benefits from stock-based payment arrangements.

At March 31, 2006, the estimated fair value of all unvested stock options, restricted stock units, restricted stock awards and employee stock purchase rights that have not yet been recognized as compensation expense was $113.6 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 3.0 years.

As indicated in Note 2, under both SFAS 123R and SFAS 123 we used the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the Employee Stock Purchase Plan.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key assumptions used in the model during the three months ended March 31, 2006 and 2005 are provided below:

	Three Months Ended
	March 31,
	2006	2005

Stock option grants:
Risk free interest rate	4.5%	3.8%
Weighted average expected lives	5.4	4.0
Volatility	38.0%	60.4%
Dividend yield	—	—
ESPP:
Risk free interest rate	4.6%	2.9%
Weighted average expected lives	0.5	1.3
Volatility	38.0%	40.0%
Dividend yield	—	—

The fair value of the option awards and employee stock purchase rights were:

	Three Months Ended
	March 31,
	2006	2005

Weighted-average grant date fair value of options granted	$10.91	$13.17
Weighted-average fair value of employee stock purchase rights	$6.11	$8.62

We derive the expected term of our options through the use of a lattice model that factors in historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Since January 1, 2006, we have used the implied volatility of options traded on our stock with a term of one year or more to calculate the expected volatility of our option grants. Prior to that time, the expected volatility was based solely on the historical volatility of our stock. We changed our method of estimating volatility to using implied volatility, because we believe that using implied volatility of options traded on our stock is a better measure of volatility than historical volatility. We have not declared any dividends on our stock in the past and do not expect to do so in the foreseeable future.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro-forma Information under SFAS 123 for Periods Prior to January 1, 2006

As indicated in Note 2, we applied the provisions of APB 25 to determine our stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to our stock-based compensation plans during the three months ended March 31, 2005 (in thousands, except per share data):

Three Months Ended
March 31, 2005

Net income, as reported	$35,970
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(7,403)
Deduct: Stock-based compensation benefit, net of tax, included in reported net income under APB 25	(2,136)

Pro-forma net income	$26,431

Basic net income per share, as reported	$0.22

Diluted net income per share, as reported	$0.21

Basic net income per share, pro-forma	$0.16

Diluted net income per share, pro-forma	$0.16

Stock-based Compensation Recognized Prior to January 1, 2006

In the three months ended March 31, 2005, we recorded a stock-based compensation benefit under APB 25 which consisted of the following items (in thousands):

Three Months Ended
March 31, 2005

Exchange of McAfee.com options	$(1,976)
Repriced options	(1,699)
New and existing executives and employees	383

Total stock-based compensation benefit	(3,292)
Tax expense	1,156

Total stock-based compensation benefit, after-tax	$(2,136)

The pre-tax stock-based compensation benefit of $3.3 million in the three months ended March 31, 2005 is included in the following line items in our condensed consolidated statement of income (in thousands):

Three Months Ended
March 31, 2005

Research and development	$(2,503)
Marketing and sales	(735)
General and administrative	(54)

Total stock-based compensation benefit	$(3,292)

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. The assumed options were subject to variable accounting treatment, which means that the compensation charge was measured initially at the date of the closing of the acquisition and was remeasured each reporting period based on our common stock fair market value at the end of each report period.

During the three months ended March 31, 2005, we recorded a benefit of approximately $2.0 million related to exchanged options subject to variable accounting. The stock-based compensation benefit in the three months ended March 31, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $22.56 as of March 31, 2005. Under SFAS 123R, variable accounting does not apply to the exchanged options.

Repriced options.  On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.063, the then current fair value of the stock. Options to purchase a total of 9.5 million shares were cancelled and the same number of new options was granted. These new options vested at the same rate that they would have vested under previous option plans and were subject to variable accounting. Accordingly, we have remeasured compensation cost for these repriced options until these options were exercised, cancelled, or forfeited without replacement. The first valuation period began July 1, 2000.

The amount of stock-based compensation recorded was based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of our common stock on July 1, 2000, which was $20.375.

During the three months ended March 31, 2005, we recorded a benefit of approximately $1.7 million. The stock-based compensation benefit for these options was based on closing stock price as of March 31, 2005 of $22.56. The benefit in the three months ended March 31, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $22.56 as of March 31, 2005. These options were fully vested as of December 31, 2005, therefore, no stock-based compensation expense will be recognized under SFAS 123R.

New and existing executives and employees.  In January 2005, our board of directors granted 75,000 shares of restricted stock to our chief financial officer. The price of the underlying shares is $0.01 per share. The shares will vest and our right to repurchase the shares will lapse over three years from the date of grant. The fair value of the restricted stock award was determined to be approximately $2.1 million and was based on the difference between the exercise price of the restricted stock award and the fair value of the common stock on the date of grant. We recorded expense of approximately $0.2 million during the three months ended March 31, 2005, related to the stock-based compensation associated with the chief financial officer’s restricted stock award grant.

In connection with the acquisition of Foundstone in October 2004, we exchanged options to purchase shares of our common stock for Foundstone stock options. A portion of the fair value of our stock options was included in the Foundstone purchase price. In accordance with FIN 44, we recorded $2.3 million of deferred stock-based compensation related to the exchange of unvested stock options which are subject to vesting provisions as employment services are provided to us by the former Foundstone employees. The unvested stock options granted to Foundstone employees vest over periods ranging through 2008. We recorded stock-based compensation of approximately $0.2 million in the three months ended March 31, 2005, related to the unvested stock options exchanged in the Foundstone acquisition.

In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock to our chief executive officer. The price of the underlying shares is $0.01 per share. The shares vested and our right to repurchase such shares lapsed as follows: 3,000 vested as of the grant date and 47,000 were restricted until January 15, 2005. The fair value of the restricted stock was determined to be approximately $1.4 million and was determined based on the difference between the exercise price of the restricted stock and the fair value of the common stock on the date of grant. During the three months ended March 31, 2005, we recorded less than $0.1 million related to stock-based compensation associated with the chief executive officer’s restricted stock grant.

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

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $13.2 million of goodwill (none of which is deductible for tax purposes). The following is a summary of the assets acquired and liabilities assumed in the acquisition of Wireless Security Corporation as adjusted during the current period for resolution of ongoing purchase price valuation procedures:

(In thousands)

Technology	$1,500
Other intangibles	300
Goodwill	13,247
Cash	129
Other assets	34
Deferred tax assets	1,870

Total assets acquired	17,080
Liabilities	38
Deferred tax liabilities	711

Total liabilities assumed	749

Net assets acquired	16,331

In-process research and development expensed	4,000

Total acquisition cost	$20,331

We recorded approximately $4.0 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included the development of the consumer wireless security product that we introduced in the third quarter of 2005. In addition, the in-process research and development included existing wireless security offers that we plan to integrate in our small business managed solution. At the date of acquisition, we estimated that 60% of the development effort had been completed and that the remaining 40% of the development would take approximately three months to complete and would cost approximately $0.6 million. As of December 31, 2005, we had completed the remaining development efforts. The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 3.5 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $1.8 million, was established at the close of the acquisition. At March 31, 2006, approximately $0.8 million had been expensed and $0.4 million had been paid related to this performance plan. The results of operations for Wireless Security Corporation prior to the acquisition would not have a material impact on our results of operations.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

McAfee Labs

In April 2005, we completed the sale of our McAfee Labs assets to SPARTA, Inc. for $1.5 million and recognized a gain on the sale of $1.3 million. The carrying value of McAfee Labs assets and liabilities, which were sold in this agreement, were not significant. The operations of McAfee Labs, which are not material to our consolidated results of operations, are included in income from operations for the three months ended March 31, 2005.

Revenues related to McAfee Labs were approximately $1.7 million in the three months ended March 31, 2005.

6.	Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Specifically, we perform an impairment review of our goodwill on at least an annual basis and amortize all other intangible assets over their estimated useful lives.

Our goodwill impairment review is conducted as of October 1 of each fiscal year or earlier if indicators of impairment exists. In 2005 and 2004, these analyses have indicated that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Goodwill by geographic region is as follows (in thousands):

	December 31,	Goodwill		Effects of Foreign	March 31,
	2005	Acquired	Adjustments	Currency Exchange	2006

North America	$353,534	$—	$(11)	$(45)	$353,478
EMEA	50,024	—	—	24	50,048
Japan	17,519	—	—	—	17,519
Asia-Pacific (excluding Japan)	5,957	—	—	—	5,957
Latin America	11,362	—	—	(109)	11,253

Total	$438,396	$—	$(11)	$(130)	$438,255

The adjustment to goodwill during the first quarter of 2006 related to Foundstone stock compensation and the realization of net deferred tax assets from the Foundstone acquisition.

The components of intangible assets are as follows (in thousands):

	March 31, 2006				December 31, 2005
			Accumulated			Accumulated
	Weighted		Amortization			Amortization
	Average	Gross	(Including Effects	Net	Gross	(Including Effects	Amount
	Useful	Carrying	of Foreign Currency	Carrying	Carrying	of Foreign Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Net

Other intangible assets:
Purchased technologies	6.0 years	$138,255	$(91,017)	$47,238	$138,052	$(86,965)	$51,087
Trademarks and patents	5.0 years	28,838	(27,626)	1,212	28,838	(26,986)	1,852
Customer base and other intangibles	6.8 years	62,083	(36,395)	25,688	62,089	(34,246)	27,843

		$229,176	$(155,038)	$74,138	$228,979	$(148,197)	$80,782

The aggregate amortization expenses for the intangible assets listed above totaled $6.6 million and $7.4 million in the three months ended March 31, 2006 and 2005, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future intangible asset amortization expense as of March 31, 2006 is as follows (in thousands):

Fiscal Years:
Remainder of 2006	$18,631
2007	22,471
2008	16,918
2009	10,724
2010	4,317
Thereafter	1,077

$74,138

7.	Restructuring Charges

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

The following table summarizes our restructuring accrual established in 2005 and activity through March 31, 2006 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,852	216	4	2,072
Cash payments	(1,127)	(216)	(4)	(1,347)
Effects of foreign currency exchange	(14)	—	—	(14)
Accretion	23	—	—	23

Balance, December 31, 2005	734	—	—	734
Cash payments	(284)	—	—	(284)
Effects of foreign currency exchange	(12)	—	—	(12)
Accretion	6	—	—	6

Balance, March 31, 2006	$444	$—	$—	$444

As of March 31, 2006, $0.4 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while less than $0.1 million has been classified as other long-term liabilities, and will be paid through July 2007. Lease termination costs are net of estimated sublease income of $0.1 million at March 31, 2006.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the three months ended March 31, 2006, we made adjustments to our restructuring accrual totaling $0.3 million attributable to commissions owed on new subleases and a change in assumptions related to commissions on existing subleases.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring accruals established in 2004 and activity through March 31, 2006 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	8,685	7,932	480	17,097
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(222)	(275)	—	(497)
Accretion	74	—	—	74

Balance, December 31, 2004	7,958	3,482	417	11,857
Restructuring accrual	1,402	1,382	20	2,804
Cash payments	(2,747)	(4,864)	(297)	(7,908)
Adjustment to liability	(819)	—	(140)	(959)
Effects of foreign currency exchange	(46)	—	—	(46)
Accretion	341	—	—	341

Balance, December 31, 2005	6,089	—	—	6,089
Cash payments	(895)	—	—	(895)
Adjustment to liability	301	—	—	301
Effects of foreign currency exchange	(21)	—	—	(21)
Accretion	70	—	—	70

Balance, March 31, 2006	$5,544	$—	$—	$5,544

As of March 2006, $1.2 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $4.3 million has been classified as other long-term liabilities, and will be paid through March 31, 2013. Lease termination costs are net of estimated sublease income of $4.9 million at March 31, 2006.

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

During the three months ended March 31, 2006, we made adjustments to our restructuring accrual totaling $0.1 million attributable to commissions owed on new subleases and a change in assumptions related to commissions on existing subleases.

The following table summarizes our restructuring accrual established in 2003 and activity through March 31, 2006 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(623)	(123)	—	(746)
Accretion	548	—	—	548

Balance, December 31, 2004	12,301	—	—	12,301
Cash payments	(1,279)	—	—	(1,279)
Adjustment to liability	(1,048)	—	—	(1,048)
Accretion	498	—	—	498

Balance, December 31, 2005	10,472	—	—	10,472
Cash payments	(478)	—	—	(478)
Adjustment to liability	68	—	—	68
Accretion	106	—	—	106

Balance, March 31, 2006	$10,168	$—	$—	$10,168

As of March 31, 2006, $1.8 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $8.4 million has been classified as other long-term liabilities and will be paid through March 31, 2013. Lease termination costs are net of estimated sublease income of $8.0 million at March 31, 2006.

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

8.	Line of Credit

We have a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of March 31, 2006 and December 31, 2005.

9.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005

Numerator — Basic net income	$40,890	$35,970

Numerator — Diluted net income	$40,890	$35,970

Denominator — Basic
Basic weighted average common stock outstanding	164,940	162,992

Denominator — Diluted
Basic weighted average common stock outstanding	164,940	162,992
Effect of dilutive securities:
Common stock options, Employee Stock Purchase Plan shares and shares subject to repurchase(1)	1,893	4,347

Diluted weighted average shares	166,833	167,339

Net income per share — Basic	$0.25	$0.22

Net income per share — Diluted	$0.25	$0.21

(1)	At March 31, 2006 and 2005, approximately 7.1 million and 3.0 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

10.	Income Taxes

Our consolidated provision for income taxes for the three months ended March 31, 2006 and 2005 was $21.2 million and $16.5 million, respectively, reflecting an effective tax rate of 34% and 31%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of foreign tax credits and lower effective rates in some overseas jurisdictions. In each successive interim period, to the extent our operating results year to

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date and our estimates for the remainder of the fiscal year change from our original expectations regarding the proportion of earnings in various tax jurisdictions we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results.

Although we reported an effective tax rate of 34% for the three months ended March 31, 2006, our total tax expense of $21.2 million is comprised of tax expense of $19.0 million on year to date ordinary income at an estimated 31% annual effective tax rate in addition to a net tax expense of $2.2 million from discrete items individually computed and recognized when the items occurred. The discrete tax expense of $2.2 million primarily related to increases in foreign valuation allowances.

11.	Business Segment Information

We have concluded that we have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, small and medium-sized business and consumer users, as well as resellers and distributors. Management measures operations based on our five geographic segments: North America; Europe, Middle East and Africa, or EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America. The corporate business activities include the following expenses for the three months ended March 31, 2006: general and administrative expenses of $32.2 million, stock-based compensation expense of $13.6 million, corporate marketing expenses of $12.6 million, amortization of purchased technology and other intangibles of $6.6 million, acquisition bonuses of $0.9 million, restructuring charges of $0.6 million and SEC compliance costs of $0.4 million. In the three months ended March 31, 2005, corporate activities included general and administrative expenses of $32.0 million, corporate marketing expenses of $8.3 million, amortization of purchased technology and other intangibles of $7.4 million, restructuring charges of $2.3 million, acquisition bonuses of $1.5 million, divestiture costs of $0.6 million, loss on sale of assets of $0.2 million, stock-based compensation benefit of $3.3 million, and reimbursement related to transition services of $0.3 million. These corporate expenses are not considered attributable to any specific geographic region.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our net revenue and operating income by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net revenue by region:
North America	$150,662	$141,433
EMEA	82,127	62,818
Japan	21,258	16,840
Asia-Pacific, excluding Japan	9,840	8,647
Latin America	8,080	5,989

Net revenue	$271,967	$235,727

Operating income by region:
North America	$55,666	$55,097
Europe	43,961	25,805
Japan	11,956	10,811
Asia-Pacific, excluding Japan	679	1,908
Latin America	4,813	3,222
Corporate	(66,870)	(48,722)

Operating income	$50,205	$48,121

The difference between operating income and income before taxes is reflected on the face of our condensed consolidated statements of income.

12.	Litigation

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

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows, except for the $50.0 million settlement with the SEC related to the “Formal Order of Private Investigation” into our accounting practices.

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

Certain investment bank underwriters, our company, and certain of our directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings, or IPOs, of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for McAfee.com’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from December 1, 1999 to December 6, 2000. On February  19, 2003 the Court issued an Opinion and Order dismissing certain of the claims against us with leave to amend. We accepted a settlement proposal on July 15, 2003.

In June 2004, a stipulation for the settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. The terms of the settlement, if approved, would dismiss and release all claims against participating defendants, including us. In exchange for this dismissal, insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the Court confirmed preliminary approval of the settlement. The settlement remains subject to a number of conditions, including final court approval.

Other Matters

On June 6, 2002, Paul Cozza filed a Complaint in the United States District Court, District of Massachusetts, alleging breach of contract, fraud and bad faith arising out of a dispute concerning the licensing of certain technology used in the Virex 6.1 product. The Complaint seeks treble damages, attorneys’ fees and costs for the alleged unauthorized sale of products Cozza claims contain or contained his technology from and after January 1, 2002, and an injunction against the alleged further use of Cozza’s technology. McAfee filed papers in opposition to the Complaint and asserted various defenses. A motion by McAfee to compel arbitration and a motion for partial summary judgment on liability (but not damages) issues relating to whether the contract claims extended beyond the Virex 6.1 product, have both been denied by the Court. In its order denying the McAfee motion for partial summary judgment, the Court also granted a motion for partial summary judgment filed by Cozza in which Cozza sought a declaration that the language of an agreement is unambiguous and enforceable against any McAfee product which might be proved to contain that same technology referenced in a 1993 License Agreement. Discovery has closed in anticipation of trial commencing during 2006, although no trial date has been set.

On March 22, 2002, the SEC notified us that it had commenced a “Formal Order of Private Investigation” into our accounting practices. On September 29, 2005, we announced we had reserved $50.0 million in connection with the proposed settlement with the SEC and we had deposited $50.0 million in an escrow account with the SEC as the designated beneficiary. On February 9, 2006, the SEC entered the final judgment for the settlement with us. We also agreed to release $50.0 million to the SEC for the civil penalty on February  13, 2006 and certain other conditions, such as engaging independent consultants to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Warranty Provision and Guarantees

We offer warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of March 31, 2006 and December 31, 2005 follows (in thousands):

Warranty Provision

Balance, January 1, 2005	$1,818
Additional accruals	3,514
Costs incurred during the period	(4,249)

Balance, December 31, 2005	1,083
Additional accruals	1,524
Costs incurred during the period	(1,342)

Balance, March 31, 2006	$1,265

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. The following is a summary of the agreements that the we have determined are within the scope of FIN 45 as of March 31, 2006:

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	Subsequent Events

On April 3, 2006, we acquired 100% of the outstanding capital shares of SiteAdvisor Inc., a web safety consumer software company that tests and rates internet sites on an ongoing basis. We believe the technology and business model that SiteAdvisor has developed is not currently available in the marketplace and it will allow us to enhance our existing product offerings and add value to the McAfee brand. The purchase price of the acquisition included approximately $60.8 million of cash payments made to the former SiteAdvisor shareholders and approximately $0.3 million of direct acquisition costs. We have also agreed to make $9.3 million of cash payments to certain SiteAdvisor employees and advisors over the next two years that will be contingent upon their fulfillment of future service obligations. These payments will be recorded as an expense during the periods in which they are earned. The financial results of SiteAdvisor will be included in our results of operations from the date of acquisition. We have not received a final independent appraisal of the acquired assets and liabilities. Accordingly, we cannot provide the purchase price allocation or the valuation of acquired intangible assets at this time.

In April 2006, our board of directors authorized the repurchase of an additional $250.0 million of our common stock in the open market from time to time until October 2007, depending upon market conditions, share price and other factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or our affiliates include: “McAfee,” “Network Associates,” “McAfee Security,” “ePO,” “ePolicy Orchestrator,” “SpamKiller,” “VirusScan,” “AVERT,” “IntruShield,” “Entercept,” and “Foundstone.”

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

We derive our revenue and generate cash from customers from primarily three sources (i) product revenue, which includes hardware and perpetual licenses revenue, (ii) subscription revenue, which includes revenue from subscription-based offerings and (iii) services and support revenue, which includes maintenance, training and consulting revenue. In the three months ended March 31, 2006 and 2005, our net revenue was $272.0 million and $235.7 million, respectively, and our net income was $40.9 million and $36.0 million, respectively. Our net revenue is impacted by corporate IT, government and consumer spending levels. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

Net Revenues by Geography

During the three months ended March 31, 2006 and 2005, 45% and 40% of our total net revenue, respectively, was generated outside of North America, with North America and EMEA collectively accounting for approximately 85% and 87% of our total net revenue in the three months ended March 31, 2006 and 2005, respectively.

Net Revenues by Product and Customer Category

McAfee.  Our McAfee products include our corporate products and consumer products. Our corporate products include (i) our small and medium-sized business, or SMB, products and (ii) our enterprise products, which include our IntruShield intrusion protection products, our Entercept host-based intrusion protection products, our Foundstone risk management products that were acquired in connection with the Foundstone acquisition in October 2004, our anti-virus products and our system security management products. Revenues from our corporate products increased $19.5 million, or 14%, to $160.3 million in the three months ended March 31, 2006 from $140.8 million in the three months ended March 31, 2005 due to increased corporate spending on McAfee security products.

We continued to experience growth in the consumer market. Our consumer market is comprised of our McAfee consumer on-line subscription service and retail-boxed product sales. In the three months ended March 31, 2006, we added approximately 2.0 million net new on-line consumer subscribers. Net revenue from our consumer security market increased $18.4 million, or 20%, to $111.7 million in the three months ended March 31, 2006 from $93.3 million in the same prior period. At March 31, 2006, we had a total on-line subscriber base of approximately 19.0 million consumer customers, compared to approximately 11.0 million at March 31, 2005. The main driver of this subscriber growth was our continued strategic relationships with strategic channel partners, such as AOL, Comcast and Dell.

McAfee Labs.  We sold our McAfee Labs assets to SPARTA, Inc. for $1.5 million in April 2005. Net revenue related to McAfee Labs was $1.7 million in the three months ended March 31, 2005.

Deferred Revenue

Our deferred revenue balance at March 31, 2006 was $776.1 million compared to $746.4 million at December 31, 2005, an increase of 4%. The increase was attributable to an increase in bookings of subscription and support contracts.

Stock-compensation Expense

On January 1, 2006, we adopted SFAS 123R on a modified prospective basis, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued in prior years but not vested as of January 1, 2006.

Including stock-based compensation expense related to equity-based awards under SFAS 123 in the prior-year, the change in our year-over-year net income per share for the periods covered in the following table is positive. The following table provides a comparison of net income and basic and diluted net income per share, if the effect of pro-forma stock-based compensation expense as disclosed in the notes to the condensed consolidated financial statements prior to January 1, 2006 were included for prior periods (in thousands, except per-share data):

	Three Months Ended
	March 31,
	2006	2005

Net income — as reported	$40,890	$35,970

Deduct: Total stock-based compensation expense determined under fair value based method for all awards		(11,408)
Tax benefit		4,005

Total fair value-based stock-based compensation expense, net of tax		(7,403)
Deduct: Stock-based compensation benefit included in reported net income under APB 25		(3,292)
Tax expense		1,156

Total stock-based compensation benefit included in net income, net of tax		(2,136)

Net-income, including the effect of stock-based compensation expense	$40,890	$26,431

Net income per share:
Basic — as reported	$0.25	$0.22
Diluted — as reported	$0.25	$0.21
Basic — pro-forma	N/A	$0.16
Diluted — pro-forma	N/A	$0.16

Cash, Cash Equivalents and Marketable Securities

The balance of cash, cash equivalents and marketable securities at March 31, 2006 was $1,137.6 million compared to $1,257.0 million at December 31, 2005. The decrease was primarily attributable to the repurchase of 9.6 million shares of common stock for approximately $230.6 million, including commissions, offset by (i) net cash provided by operating activities of $48.4 million, (ii) a $50.7 million release of restricted cash to cash and cash equivalents and (iii) cash received from the exercise of stock options and stock purchases under the stock purchase plans of $18.0 million. See the Liquidity and Capital Resources section below.

In 2006, our management remains focused on, among other things, (i) sustaining momentum in the consumer online market, (ii) increasing revenue in both the corporate and consumer market, (iii) continuing to streamline our business to make it easier for strategic channel partners to do business with us, (iv) delivering new products to our customers, (v) generating cash to re-invest in our business and for potential acquisitions and (vi) improving operational efficiencies and financial systems.

Our McAfee Protection-in-Depth Strategy is designed to provide a complete set of system and network protection solutions differentiated by intrusion prevention technology that can detect and block known and unknown attacks. To more effectively market our products in our various geographic sales regions, as more fully described below, we have combined complementary products into separate product groups as follows:

•	McAfee System Protection Solutions, which delivers a comprehensive range of anti-virus, anti-spyware, anti-spam, desktop firewall, host intrusion prevention, network access control and other security products and services designed to protect systems such as desktops and servers managed from a single integrated management console, and

•	McAfee Network Protection Solutions, which offer products designed to maximize the performance and security of networks and network intrusion prevention with McAfee IntruShield and McAfee Foundstone.

The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and, until the sale of the Sniffer product line in July 2004, our Sniffer Technologies network fault identification and application performance management products. We have also focused our efforts on building a full line of complementary network and system protection solutions. In the system protection area, we strengthened our anti-virus lineup by adding complementary products in the anti-spam and host intrusion prevention categories, and through our June 2005 Wireless Security Corporation acquisition, we have strengthened our solution portfolio in our consumer and small business segments. On the network protection side, we have added products in the network intrusion prevention and detection category, and through our October 2004 Foundstone acquisition, vulnerability management products and services.

McAfee System Protection Solutions

McAfee system protection solutions help large enterprises, small and medium-sized businesses, consumers, government agencies and educational organizations assure the availability and security of their computer desktops, digital devices, application servers and web service platforms. The McAfee system protection solutions portfolio features a range of products and services including anti-virus, anti-spyware, managed services, desktop firewalls and host intrusion prevention. Each is backed by McAfee AVERT Labs, a leading threat research organization. A substantial majority of our net revenue has historically been derived from our McAfee System Protection Solutions.

Our flagship business offering for system protection is McAfee Total Protection Solutions, which was introduced in April 2006. A single solution with a single management console, McAfee Total Protection reduces the complexity of managing enterprise security. Delivering comprehensive threat prevention, centralized management and scalable network access control, this integrated approach enables organizations to proactively block known and unknown attacks and ensures business continuity by controlling non-compliant endpoints. McAfee Total Protection Solutions come as a licensed offering or in a software-as-a-service model.

McAfee system protection solutions also include McAfee consumer security products, offering both traditional retail products and on-line subscription services. Consumer retail and on-line subscription applications allow users to protect their personal computers, or PCs, from malicious code and other attacks, repair PCs from damage caused by viruses and spyware and block spam and other undesirable content. Our retail products are sold through retail outlets, including Best Buy, CompUSA, Costco, Dixons, Fry’s, Office Depot, Office Max, Staples, Wal-Mart and Yamada to single users and small home offices in the form of traditional boxed product. These products include for-fee software updates and technical support services. On-line subscription services are delivered through the use of an internet browser at our McAfee Consumer Online web site, through multiple on-line service providers, such as AOL and Comcast, and through original equipment manufacturers, or OEMs, such as Dell, Gateway/eMachines, NEC and Toshiba, North America.

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

Foundstone Consulting Services include (i) threat modeling services that identify detrimental software security problems, (ii) network assessments and (iii) education. Foundstone Consulting Services assist clients in the early assessment and design of their security and risk architectures. Through research and innovation, the Foundstone Security Practice is able to advise government and commercial organizations on the most effective counter measures required to meet business and legislative targets for security and privacy. Foundstone Consulting Services are augmented by a range of classroom-based training courses including the Ultimate Hacking Series.

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

In April 2005, we sold the assets of McAfee Labs, our research and development organization focused on performing research for government agencies, to SPARTA, Inc. McAfee remained as the general contractor on certain of its government contracts until government approval was obtained for SPARTA to be the general contractor in the first quarter of 2006.

Strategic Alliances

From time to time, we enter into strategic alliances with third parties to support our future growth plans. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. Strategic alliance partners include AOL, Cable and Wireless, Comcast, Dell, Gateway, Postini, Telecom Italia, Telefonica and Wanadoo, among others. As part of our NTT DoCoMo alliance, we have jointly developed technology to provide integrated malware protection against mobile threats to owners of 3G FOMA handsets.

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

For our largest customers (over 2,000 nodes) and government agencies, we from time-to-time offer two-year term-based licenses. Our two-year term licensing model also creates the opportunity for recurring revenue through the renewal of existing licenses. By offering two-year licenses, as opposed to traditional perpetual licenses, we are also able to meet a lower initial cost threshold for customers with annual budgetary constraints. We also offer one-year licensing arrangements in Japan. The renewal process provides an opportunity to cross-sell new products and product lines to existing customers. Term-based licenses for our customers with over 2,000 nodes accounts for less than 2% of our total revenues in the three months ended March 31, 2006.

On-Line Subscription Services and Managed Applications

For our on-line subscription services, customers essentially “rent” the use of our security services for a defined period of time. Because our on-line subscription services are “version-less,” or self-updating, customers subscribing to these services are capable of using the most recent version of the software application without the need to purchase product updates or upgrades. Our on-line subscription consumer products and services are found at our www.mcafee.com website where consumers download our anti-virus application using their internet browser which allows the application to detect and eliminate viruses on their PCs, repair their PCs from damage caused by viruses, optimize their hard drives and update their PCs’ virus protection systems with current software updates and upgrades. Our website also offers customers access to McAfee Personal Firewall Plus, McAfee SpamKiller and McAfee Privacy Service, as well as combinations of these services. Our on-line subscription services are also available to customers and small business through various relationships with internet service providers, or ISPs, such as AOL and Comcast, and available through PC OEMs, such as Dell and Gateway. Our business model allows for ISPs to make McAfee subscription services available as either a premium service or as a feature included in the ISP’s service. At March 31, 2006, we had approximately 19.0 million McAfee consumer on-line subscribers, which includes on-line customers obtained through our alliances with ISPs and OEMs.

Similarly, our small and medium-sized business on-line subscription products and services, or our McAfee Total Protection for small business, provide these customers the most up-to-date anti-virus software. Our McAfee Total Protection for small business provides anti-virus protection for both desktops and file servers. In addition, McAfee Managed Mail Protection screens emails to detect and quarantine viruses and infected attachments, and spam. Our McAfee Desktop Firewall blocks unauthorized network access and stops known network threats.

We also make our on-line subscription products and services available over the internet in what we refer to as a managed environment. Unlike our on-line subscription service solutions, these managed service provider, or MSP, solutions are customized, monitored and updated by networking professionals for a specific customer.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically sales returns and other incentives, the allowance for doubtful accounts, our facility restructuring accrual; and the assessment of the probability of the outcome of litigation against us;

•	stock-based compensation expense;

•	accounting for income taxes; and

•	valuation of goodwill, finite-lived intangibles and long-lived assets.

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

Our revenue is derived from primarily three sources (i) product revenue, which includes hardware and perpetual licenses revenue, (ii) subscription revenue, which includes revenue from subscription-based offerings and (iii) services and support revenue, which includes maintenance, training and consulting revenue.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, and related interpretations to all transactions involving the sale of software products and hardware products that include software. For hardware products where software is incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved or software is not incidental, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition”, or SAB 104.

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

For arrangements with multiple elements, including software licenses, maintenance and/or services, we allocate and defer revenue equivalent to the vendor-specific objective evidence, or VSOE, of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately or upon substantive renewal rates stated in a contract. We determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to our customers. When VSOE does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period generally as services and support revenue.

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

At March 31, 2006, our allowance for sales returns and incentives was $42.0 million compared to $32.6 million at December 31, 2005. If our allowance for sales returns and incentives were to increase by 10%, or $4.2 million, our net revenue would decrease by approximately $1.3 million and our deferred revenue would decrease by approximately $2.9 million in the three months ended March 31, 2006.

Deferred Costs of Revenue.  Deferred costs of revenue, which consist primarily of costs related to revenue-sharing arrangements and costs of inventory sold into our channel which have not been sold through to the end-user, are included in other current assets on our consolidated balance sheet. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. At March 31, 2006, our deferred costs were $40.6 million compared to $31.1 million at December 31, 2005.

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

At March 31, 2006, our allowance for doubtful accounts was $2.2 million compared to $2.4 million at December 31, 2005. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at March 31, 2006, our allowance for doubtful accounts and provision for bad debt expense would increase by approximately $1.6 million.

Estimation of Restructuring Accrual and Litigation

Restructuring Accrual.  During 2005, we permanently vacated several leased facilities and recorded a $1.9 million accrual for estimated lease related costs associated with the permanently vacated facilities. During 2004, we permanently vacated several leased facilities, including an additional two floors in our Santa Clara headquarters building and recorded an $8.7 million restructuring accrual. In 2003, as part of a consolidation of activities into our Plano, Texas facility from our headquarters in Santa Clara, California, we recorded a restructuring charge of $15.8 million. We recorded these facility restructuring charges in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Exit Costs Associated With Exit or Disposal Activities”, or SFAS 146. In order to determine our restructuring charges and the corresponding liabilities, SFAS 146 required us to make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We developed these assumptions based on our understanding of the current real estate market in the respective locations as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If, at March 31, 2006, our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by approximately $1.3 million.

The estimates regarding our restructuring accruals affect our current liabilities and other long-term liabilities line items in our consolidated balance sheet, since these liabilities will be settled each year through 2013. These estimates affect our statement of income in the restructuring line item. At March 31, 2006, our North American operating segment was affected by these estimates.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB No. 25, “Accounting for Stock Issues to Employees”, or APB 25. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on the estimated fair values of the awards on their grant dates. Our share-based awards include stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan.

In the three months ended March 31, 2006, we recognized stock compensation expense of $13.6 million. Prior to our adoption of SFAS 123R, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards. Historically, our general policy was to set the exercise price for our stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. During the three months ended March 31, 2005, we recognized a benefit of approximately $3.7 million under

APB 25 related to the exchange of McAfee.com options in 2002 and re-pricing of options in 1999. This benefit was partially offset by an expense of approximately $0.4 million for restricted stock awards. See Note 4 to the consolidated financial statements for additional information.

We use the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the Employee Stock Purchase Plan. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.

For options issued during the three months ended March 31, 2006, we estimated the weighted-average fair value to be $10.91. For employee stock purchase rights issued during the three months ended March 31, 2006, we estimated the weighted-average fair value to be $6.11. The key assumptions that we used to calculate this value are provided below:

	Three Months Ended
	March 31,
	2006	2005

Stock option grants:
Risk free interest rate	4.5%	3.8%
Weighted average expected lives	5.4	4.0
Volatility	38.0%	60.4%
Dividend yield	—	—
ESPP:
Risk free interest rate	4.6%	2.9%
Weighted average expected lives	0.5	1.3
Volatility	38.0%	40.0%
Dividend yield	—	—

We derive the expected term of our options through a lattice model that factors in historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Since January 1, 2006, we have used the implied volatility of options traded on our stock with a term of one year or more to calculate the expected volatility of our option grants. Prior to that time, the expected volatility was based solely on the historical volatility of our stock. We have not declared any dividends on our stock in the past and do not expect to do so in the foreseeable future.

The assumptions that we have made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, our calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in our financial statements. For example, if we increased the assumption regarding our stock’s volatility for options granted during the three months ended March 31, 2006 by 10%, our stock-based compensation expense would increase by $0.7 million, net of expected forfeitures, amortized over 4.0 years. Likewise, if we increased our assumption of the options’ expected lives by one year, our stock-based compensation expense would increase by $0.4 million, net of expected forfeitures, amortized over 4.0 years.

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards we expect to vest. The stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended March 31, 2006 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of share-based compensation could differ, perhaps materially, from the amount recognized in our financial statements. For example, if we had decreased our estimate of expected forfeitures by 50%, our stock-based compensation expense for the three months ended March 31, 2006 net of expected forfeitures would have increased by approximately $0.7 million. This decrease in our estimate of expected forfeitures would increase our estimated fair value of all unvested stock options, restricted stock units, restricted stock awards and employee stock purchase rights that have not yet been recognized as compensation expense by $11.1 million, net of expected forfeitures, amortized over a weighted-average period of 3.0 years.

Accounting for Income Taxes

At the end of each interim period we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This effective tax rate is used to determine income taxes on a current year-to-date basis. The effective tax rate may consider, as applicable, tax credits, foreign tax rates, and other available tax planning alternatives. It also includes the effect of any valuation allowance expected to be necessary at the end of the period for deferred tax assets related to originating deductible temporary differences and carry-forwards. In arriving at this effective tax rate applied to interim periods no effect is included for the tax related to significant, unusual, or extraordinary items that may be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate.

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

The net deferred tax asset as of March 31, 2006 is $442.7 million, net of a valuation allowance of $51.4 million. The valuation allowance is recorded due to the uncertainty of our ability to utilize some of the deferred tax assets related to foreign tax credits and net operating losses of acquired companies. The valuation allowance is based on our historical experience and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

Based on our most recent impairment test, there would have to be a significant change in assumptions used in such calculation in order for an impairment to occur as of March 31, 2006.

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

Goodwill amounted to $438.3 million and $438.4 million as of March 31, 2006 and December 31, 2005, respectively. We did not hold any other indefinite-lived intangibles as of March 31, 2006 and December 31, 2005. Net finite-lived intangible assets and long-lived assets amounted to $163.2 million and $166.4 million as of March 31, 2006 and December 31, 2005, respectively.

Results of Operations

Reclassification of Net Revenue and Cost of Net Revenue

As disclosed in our 2005 Annual Report on Form 10-K, during the three months ended December 31, 2005, we made certain reclassifications from product revenue to service revenue, primarily related to online subscriptions. Total net revenue was not impacted by these reclassifications. The following table presents our 2005 quarterly net revenue, as reclassified in 2005, and cost of net revenue, as disclosed in our respective Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended				Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Net revenue:
Product	$45,145	$43,805	$32,578	$46,010	$167,538
Service and support	190,582	201,577	220,333	207,269	819,761

Total net revenue	$235,727	$245,382	$252,911	$253,279	$987,299

Cost of net revenue:
Product	$16,646	$11,865	$10,282	$24,479	$63,272
Service and support	18,161	21,105	22,873	23,689	85,828
Amortization of purchased technology	3,850	3,886	3,938	3,841	15,515

Total cost of net revenue	$38,657	$36,856	$37,093	$52,009	$164,615

As of January 1, 2006, we changed the presentation of our net revenue and cost of net revenue to include three categories: (i) product, which includes hardware and perpetual licenses (ii) subscription, which includes subscription-based offerings and (iii) service and support, which includes maintenance, consulting and training. Previously, we chose to allocate our subscription business between product and services and support instead of presenting it as a separate category. We believe this new presentation is consistent with the way we currently manage our business as we grow the subscription component of both our corporate and consumer businesses. In the table below, we have applied the change in presentation retrospectively to the balances previously reported for each period during the year ended December 31, 2005. Total net revenues and cost of net revenues were not affected by the change.

The following table presents our revised 2005 quarterly net revenue and cost of net revenue presentation (in thousands):

	Three Months Ended				Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Net revenue:
Product	$35,537	$34,308	$20,825	$37,185	$127,855
Subscription	68,078	77,828	90,891	81,409	318,206
Service and support	132,112	133,246	141,195	134,685	541,238

Total net revenue	$235,727	$245,382	$252,911	$253,279	$987,299

Cost of net revenue:
Product	$16,923	$11,986	$10,399	$24,636	$63,944
Subscription	10,510	13,709	14,909	15,147	54,275
Service and support	7,374	7,275	7,847	8,385	30,881
Amortization of purchased technology	3,850	3,886	3,938	3,841	15,515

Total cost of net revenue	$38,657	$36,856	$37,093	$52,009	$164,615

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Net revenue:
Product	$31,100	$35,537	$(4,437)	(12)%
Subscriptions	92,726	68,078	24,648	36
Services and support	148,141	132,112	16,029	12

Total net revenue	$271,967	$235,727	$36,240	15%

Percentage of total net revenue:
Product	11%	15%
Subscriptions	34	29
Services and support	55	56

Total net revenue	100%	100%

The increase in net revenue in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 reflected (i) a $18.4 million increase in our consumer business and (ii) a $19.5 million increase in our corporate business due to increased corporate spending on McAfee security products. These increases were partially offset by (i) a $1.7 million decrease attributable to McAfee Labs, which was sold in April 2005. Net revenues from our consumer market increased during the three months ended March 31, 2006 primarily due to (i) on-line subscriber growth from approximately 11.0 million on-line subscribers at March 31, 2005 to approximately 19.0 million subscribers at March 31, 2006 due to our stronger strategic channel partner relationships and (ii) increased online renewal subscriptions.

Net Revenue by Geography

The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Net revenue:
North America	$150,662	$141,433	$9,229	7%
EMEA	82,127	62,818	19,309	31
Japan	21,258	16,840	4,418	26
Asia-Pacific, excluding Japan	9,840	8,647	1,193	14
Latin America	8,080	5,989	2,091	35

Total net revenue	$271,967	$235,727	$36,240	15%

Percentage of total net revenue:
North America	55%	60%
EMEA	30	27
Japan	8	7
Asia-Pacific, excluding Japan	4	4
Latin America	3	2

Total net revenue	100%	100%

Net revenue outside of North America, consisting of U.S. and Canada, accounted for approximately 45% and 40% of net revenue in the three months ended March 31, 2006 and 2005, respectively. Net revenue from North America and EMEA has historically comprised between 85% and 91% of our business. During the three months ended March 31, 2006, the U.S. Dollar strengthened year-over-year against many currencies, especially the Euro. As a result of the stronger U.S. Dollar, we experienced negative impacts on our net revenue in the EMEA region.

The increase in total net revenue in North America during the three months ended March 31, 2006 primarily related to (i) a $1.3 million increase in consumer revenue in North America due to stronger strategic channel partner relationships and (ii) a $9.6 million increase in corporate revenue in North America partially offset by a $1.7 million decrease in McAfee Labs revenue in North America due to the sale of McAfee Labs in April 2005.

The increase in total net revenue in EMEA during the three months ended March 31, 2006 was attributable to (i) a $16.7 million increase in consumer revenue due to stronger strategic channel partner relationships and (ii) a $2.6 million increase in corporate revenue. Although total net revenue from EMEA increased $19.3 million, the weakening Euro against the U.S. Dollar did result in an approximate $7.5 million negative impact to EMEA net revenue in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Net revenues from our consumer market in both North America and in EMEA increased during the three months ended March 31, 2006 primarily due to (i) on-line subscriber growth due to stronger strategic channel partner relationships and (ii) increased on-line renewal subscriptions.

Our Japan, Latin America and Asia-Pacific operations combined have historically comprised less than 20% of our total net revenue and we expect this trend to continue.

Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality, political instability, tariffs and other trade barriers, currency fluctuations, a high incidence of software piracy in some countries, product localization, international labor laws and our relationship with our employees and regional work councils and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue.

Product Revenue

The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Net product revenue:
Licenses	$20,157	$20,380	$(223)	(1)%
Hardware	10,679	6,697	3,982	59
Retail and other	264	8,460	(8,196)	(97)

Total product revenue	$31,100	$35,537	$(4,437)	(12)%

Percentage of product revenue:
Licenses	65%	57%
Hardware	34	19
Retail and other	1	24

Total product revenue	100%	100%

Product revenue includes revenue from software licenses, hardware and retail product. The decrease in product revenue in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was attributable to (i) a decrease in licenses revenue in the three months ended March 31, 2006 due to our continued shift in focus from retail-boxed products to our on-line subscription model for consumers, (ii) increased incentive rebates and marketing development funds with our partners which are recorded as an offset to revenue and included in retail and other revenue in the table above, partially offset by (iii) increased Foundstone hardware revenue and increased demand for Intrushield. In April 2005 we increased our support pricing on selected consumer products, including VirusScan and McAfee Internet Security, which resulted in a decrease in product revenue in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to allocating more revenue related to service and support and recognizing this deferred revenue ratably over the service and support period.

Our customers license our software on a perpetual subscription basis. Our perpetual licenses became a larger percentage of our license revenue in all quarters following the implementation of our perpetual-plus licensing model worldwide, which has significantly higher support pricing. Thus, revenue has been shifting out of product revenue and into services and support revenue. We expect the remaining mix of product revenue to stabilize as a percentage of revenue.

  Subscription Revenues

The following table sets forth, for the periods indicated, the change in subscription revenue from March 31, 2005 to March 31, 2006:

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Total Subscription Revenue	$92,726	$68,078	$24,648	36%

Subscription revenues include revenue from subscription arrangements. The increase in subscriptions revenue in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was attributable to (i) an increase in our on-line subscription arrangements due to an increase in our on-line customer base to approximately 19.0 million subscribers at March 31, 2006 from approximately 11.0 million subscribers at March 31, 2005, (ii) an increase in our McAfee Managed VirusScan on-line service for small and medium-sized businesses and (iii) increased royalties from strategic channel partners. The main driver of this subscriber growth was our continued relationships with strategic channel partners, such as AOL, Comcast and Dell.

Service and Support Revenues

The following table sets forth, for the periods indicated, the two categories of our service and support revenue as a percent of total service and support revenue.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Net service and support revenue:
Support and maintenance	$144,969	$125,611	$19,358	15%
Consulting and training	3,172	6,501	(3,329)	(51)

Total service and support revenue	$148,141	$132,112	$16,029	12%

Percentage of service and support revenue:
Support and maintenance	98%	95%
Consulting and training	2	5

Total service and support revenue	100%	100%

Service and support revenues include revenues from software support and maintenance contracts, training and consulting revenue. The increase in service and support revenue in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was attributable to an increase in support and maintenance primarily due to amortization of revenue from support arrangements and increased sales of support renewals offset slightly by a decrease in consulting and training revenue. In addition, in April 2005 we increased our support pricing on selected consumer products, including VirusScan and McAfee Internet Security, which contributed to the increase in service and support revenue in the three months ended March 31, 2006.

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

Cost of Net Revenue; Gross Margin.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Cost of net revenue:
Product	$15,667	$16,923	$(1,256)	(7)%
Subscription	18,944	10,510	8,434	80
Service and support	6,466	7,374	(908)	(12)
Amortization of purchased technology	3,841	3,850	(9)	—

Total cost of net revenue	$44,918	$38,657	$6,261	16%

Percentage of total cost of net revenue:
Product	35%	44%
Subscription	42	27
Service and support	14	19
Amortization of purchased technology	9	10

Total cost of net revenue	100%	100%

Gross margin	$227,049	$197,070

Gross margin percentage	83%	84%

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and, with respect to hardware-based anti-virus and security products, computer platforms and other hardware components. The decrease in cost of product revenue in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily attributable to a decrease in product revenue. We anticipate that cost of product revenue will increase in absolute dollars primarily due to the recognition of stock compensation expense and may fluctuate as a percentage of cost of net revenue in future periods depending on mix of products sold and various other factors.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of on-line subscription arrangements, the majority of which are revenue-sharing arrangements and royalties paid to our strategic channel partners. The increase in subscription costs in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily attributed to an increase in revenue-sharing arrangements and royalties paid to our on-line strategic channel partners. Our margins on cost of subscription have decreased due to higher percentages paid for royalties. We anticipate that cost of subscription revenue will increase in absolute dollars due to the recognition of stock compensation expense and may fluctuate as a percentage of cost of net revenue in future periods depending on the mix of products sold, revenue-share arrangements and various other factors.

Cost of Service and Support Revenue

Cost of services and support revenue consists principally of salaries, stock compensation and benefits related to employees providing customer support and consulting services. The cost of services and support revenue as a percentage of service and support net revenue in the three months ended March 31, 2006 was consistent with the three months ended March 31, 2005. The decrease in absolute dollars in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is due to a decrease in professional services. We anticipate that cost of service and support revenue will increase in absolute dollars due to the recognition of stock compensation expense and may fluctuate as percentage of cost of net revenue in future periods depending on the mix of products sold and various other factors.

Amortization of Purchased Technology

Amortization of purchased technology in the three months ended March 31, 2006 remained relatively consistent compared to the three months ended March 31, 2005. The purchased technology is being amortized over estimated useful lives of up to seven years. Amortization of purchased technology is expected to be $11.5 million for the remainder of 2006.

Gross Margins

Our gross margins were stable for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Gross margins may fluctuate in the future due to various factors, including the mix of products sold, sales discounts, contra-spend such as rebates and marketing development funds, revenue-sharing agreements, material and labor costs and warranty costs.

Stock-based Compensation Expense

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors based on the estimated fair values. In the three months ended March 31, 2006, we recognized stock-based compensation expense of $13.6 million in our condensed consolidated financial statements, which included $10.9 million for stock options, $1.9 million for restricted stock awards and units and $0.8 million for our Employee Stock Purchase Plan. The following table summarizes stock-based compensation expense recorded by income statement line item in the three months ended March 31, 2006 (in thousands):

Three Months Ended
March 31, 2006

Cost of net revenue — product	$226
Cost of net revenue — subscription	91
Cost of net revenue — service and support	359

Stock-based compensation expense included in cost of net revenue	676
Research and development	3,917
Sales and marketing	4,691
General and administrative	4,287

Stock-based compensation expense included in operating expenses	12,895

Total stock-based compensation expense related to stock-based equity awards	13,571
Deferred tax benefit	3,925

Total stock-based compensation expense related to stock-based equity awards, net of tax	$9,646

Prior to our adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Historically, our general policy was to set the exercise price for our stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. During the three months ended March 31, 2005, we recognized a benefit of approximately of $3.3 million under APB 25 related to the exchange of McAfee.com options in 2002 and re-pricing of options in 1999, partially offset by expense related to restricted stock awards.

The following table summaries the stock-based compensation benefit recorded in the three months ended March 31, 2005 (in thousands):

Three Months Ended
March 31, 2005

Research and development	$(2,503)
Marketing and sales	(735)
General and administrative	(54)

Total stock-based compensation benefit	$(3,292)

See Note 4 in the condensed consolidated financial statements for additional information regarding the benefit recorded.

During the three months ended March 31, 2006, we changed our equity compensation program for existing employees by granting restricted stock units that vest over a specified period of time instead of awarding stock options. For new employees, we continue to grant stock options. Going forward, our management will consider utilizing all types of equity compensation to reward top-performing employees.

As of March 31, 2006, total compensation cost related to unvested stock options, restricted stock units, restricted stock awards and employee stock purchase rights not yet recognized and reduced by estimated forfeitures was $113.6 million. This amount is expected to be recognized over a weighted-average period of approximately 3.0 years.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Research and development expenses(1)	$51,191	$38,230	$12,961	34%
Percentage of net revenues	19%	16%

(1)	Includes stock-based compensation charges (benefits) of $3,917 and ($2,503) in the three months ended March 31, 2006 and 2005, respectively.

Research and development expenses consist primarily of salary, benefits, stock compensation for our development and technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended March 31, 2006 was primarily attributable to (i) the recognition of $3.9 million of stock compensation expense in the three months ended March 31, 2006 due to the implementation of SFAS 123R on January 1, 2006 compared to the recognition of a $2.5 million stock compensation benefit under APB 25 in the three months ended March 31, 2005, (ii) a $2.7 million increase in salary expense for individuals performing research and development activities primarily attributable to an increase in average headcount and (iii) a $0.9 million increase in discretionary spending specifically due to an increase in events and travel for certain research and development personnel, partially offset by a $0.5 million decrease due to weakening foreign currencies against the U.S. Dollar in EMEA and Japan.

We believe that continued investment in product development is critical to attaining our strategic objectives. We expect research and development expenses will increase in absolute dollars primarily due to the recognition of stock compensation expense and may fluctuate as a percentage of net revenue compared to the same prior year periods for the remainder of 2006.

Marketing and Sales

The following table sets forth, for the periods indicated, a comparison of our marketing and sales expenses.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Marketing and sales expenses(1)	$84,866	$71,184	$13,682	19%
Percentage of net revenues	31%	30%

(1)	Includes stock-based compensation charges (benefits) of $4,691 and ($735) in the three months ended March 31, 2006 and 2005, respectively.

Marketing and sales expenses consist primarily of salary, commissions, stock compensation and benefits for marketing and sales personnel and costs associated with advertising and promotions. The increase in marketing and sales expenses during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 reflected (i) the recognition of $4.7 million of stock compensation expense in the three months ended March 31, 2006 due to the implementation of SFAS 123R on January 1, 2006 compared to the recognition of a $0.7 million stock compensation benefit under APB 25 in the three months ended March 31, 2005, (ii) a $2.1 million increase in salary expense for individuals performing marketing and sales activities primarily attributable to an increase in average headcount and (iii) increased spending on sales and marketing programs, offset slightly by a $1.7 million decrease due to weakening foreign currencies against the U.S. Dollar in EMEA and Japan in the three months ended March 31, 2006 compared to the same prior-year period.

We anticipate that marketing and sales expenses will increase in absolute dollars and as a percentage of net revenue compared to the same prior year periods for the remainder of 2006, primarily due to the recognition of stock compensation expense beginning January 1, 2006.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

General and administrative expenses(1)	$37,870	$33,621	$4,249	13%
Percentage of net revenues	14%	14%

(1)	Includes stock-based compensation charges (benefits) of $4,287 and ($54) in the three months ended March 31, 2006 and 2005, respectively.

General and administrative expenses consist principally of salary, stock compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 reflected (i) the recognition of $4.3 million of stock compensation expense in the three months ended March 31, 2006 due to the implementation of SFAS 123R on January 1, 2006 compared to the recognition of a $0.1 million stock compensation benefit under APB 25 in the three months ended March 31, 2005,

(ii) a $0.6 million increase in salary expense for individuals performing general and administrative activities primarily attributable to an increase in average headcount, (iii) a $1.5 million increase in legal fees and (iv) $0.4 million related to independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our settlement with the SEC, partially offset by (i) a $0.9 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act and (ii) a $0.6 million decrease due to weakening foreign currencies against the U.S. Dollar in EMEA and Japan.

In the three months ended March 31, 2006 and 2005, we recognized acquisition-related compensation expense of $0.9 million and $1.5 million, respectively, which represents amounts paid to Entercept, IntruVert, Foundstone and Wireless Security Corporation employees currently providing services to us.

We anticipate that general and administrative expenses will increase in absolute dollars primarily due to the recognition of stock compensation expense and may fluctuate as a percentage of net revenue compared to the same prior year periods for the remainder of 2006.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Amortization of intangibles	$2,793	$3,528	$(735)	(21)%
Percentage of net revenues	1%	2%

Intangibles consist of identifiable intangible assets. The decrease in amortization of intangibles in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was attributable to older intangibles becoming fully amortized in 2006 and 2005.

Restructuring Charges

The following table sets forth, for the periods indicated, a comparison of our restructuring charges.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Restructuring charges	$551	$2,296	$(1,745)	(76)%
Percentage of net revenues	—	1%

During 2005, 2004 and 2003 we permanently vacated several leased facilities and recorded accruals for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of the remaining lease obligations, along with estimated costs associated with subleasing the vacated facility, net of estimated sublease rental income. The 2006 restructuring charge consists of accretion totaling $0.2 million and an adjustment to the accrual totaling $0.4 million attributable to a change in assumptions associated with commissions on existing subleases. The 2005 restructuring charge consists of a charge totaling $0.8 million for permanently vacated leased facilities, a charge totaling $1.3 million for severance costs being recognized over the required service period related to the move of our European headquarters to Ireland and accretion of $0.2 million. See Note 7 for further information related to restructuring charges.

Loss on Sale of Assets and Technology

The following table sets forth, for the periods indicated, a comparison of the loss on sale of assets and technology.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Loss on sale of assets and technology	$24	$259	$(235)	(91)%
Percentage of net revenues	—	—

We recognized losses of less than $0.1 million and approximately $0.3 million in the three months ended March 31, 2006 and 2005, respectively related to the write-off of property and equipment.

(Recovery from) Provision for Doubtful Accounts, Net

The following table sets forth, for the periods indicated, a comparison of our provision for (recovery from) doubtful accounts, net.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

(Recovery from) provision for doubtful accounts, net	$(451)	$159	$(610)	(384)%
Percentage of net revenues	—	—

Provision for doubtful accounts consists of our estimates for the uncollectibility of receivables, net of recoveries of amounts previously written off. During the three months ended March 31, 2006, we recognized a recovery from doubtful accounts of $0.5 million related to the receipt of several customer accounts primarily in North America and EMEA that had previously been written-off.

Reimbursement from Transition Services Agreement

The following table sets forth, for the periods indicated, a comparison of our reimbursement from transition services agreement.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Reimbursement from transition services agreement	$—	$(328)	$328	100%
Percentage of net revenues	—	—

In conjunction with the Sniffer sale, we entered into a transition services agreement with Network General. Under this agreement, we provided certain back-office services to Network General for a period of time through June 2005. We completed our requirements under the transition services agreement in July 2005.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income.

	Three Months
	Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Interest and other income	$12,036	$4,960	$7,076	143%
Percentage of net revenues	4%	2%

Interest and other income includes interest earned on investments, partially offset by net foreign currency transaction losses. The increase in interest and other income is partially due to an increase in average cash and marketable securities in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 of approximately $244.9 million. In addition, our average rate of annualized return on our investments has also increased from 2% in the three months ended March 31, 2005 to 4% in the three months ended March 31, 2006. During the three months ended March 31, 2006 and 2005, we recorded net foreign currency transaction losses of $1.6 million and $1.1 million, respectively, in our condensed consolidated statements of income.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes.

	Three Months Ended
	March 31,		2006 vs. 2005
	2006	2005	$	%
	(Dollars in thousands)

Provision for income taxes	$21,249	$16,463	$4,786	29%
Effective tax rate	34%	31%

The effective tax rate differs from the statutory rate primarily due to the impact of foreign tax credits and lower effective rates in some overseas jurisdictions. In each successive interim period, to the extent our operating results year to date and our estimates for the remainder of the fiscal year change from our original expectations regarding the proportion of earnings in various tax jurisdictions we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results.

Although we reported an effective tax rate of 34% for the three months ended March 31, 2006, our total tax expense of $21.2 million was comprised of tax expense of $19.0 million on year to date ordinary income at an estimated 31% annual effective tax rate in addition to a net tax expense of $2.2 million from discrete items individually computed and recognized when the items occurred. The discrete tax expense of $2.2 million primarily relates to increases in foreign valuation allowances.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through 2010. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We are in compliance with these conditions as of March 31, 2006.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2006	2005

Net cash provided by operating activities	$48,374	$100,450
Net cash used in investing activities	(137,516)	(55,370)
Net cash used in financing activities	(209,518)	(22,535)

Overview

At March 31, 2006, we had cash and cash equivalents totaling $430.5 million, as compared to $728.6 million at December 31, 2005. In the three months ended March 31, 2006, we generated positive operating cash flows of $48.4 million, our restricted cash decreased $49.7 million and we received cash of $18.0 million related to our employee stock purchase plan and option exercises under our employee stock option plans. Uses of cash during the quarter included the repurchase of common stock of approximately $230.6 million, including commissions, net purchases of marketable securities of $177.1 million, payment of the $50.0 million penalty to the SEC and purchases of property and equipment of $10.2 million. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2006 and 2005 was primarily the result of our net income of $40.9 million and $36.0 million, respectively. Net income for the three months ended March 31, 2006 was adjusted for non-cash items such as depreciation and amortization of $15.2 million, stock compensation charges of $13.6 million, changes in deferred income taxes of $4.1 million and changes in various assets and liabilities such as accrued taxes and other liabilities, accounts receivable, deferred revenue and prepaid expenses, prepaid taxes and other assets.

Historically, our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding, or DSO. DSOs were 41 days and 36 days at March 31, 2006 and 2005, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of net revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2006 and 2005, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”

The decrease in cash related to accounts payable, accrued taxes and other liabilities was $66.6 million, which reflected the payment of the $50.0 million penalty to the SEC. Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the three months ended March 31, 2006 and 2005, we did not make any significant changes to our payment timing to our vendors.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of March 31, 2006, approximately $221.2 million was held outside the United States. We utilize a variety of operational planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have provided for U.S. federal income taxes on these amounts for consolidated financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the United States. The American Jobs Creations Act of 2004 provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including our year ending December 31, 2005. As a result, a $350.0 million distribution was repatriated in the fourth quarter of 2005.

Our working capital, defined as current assets minus current liabilities, was $481.4 million and $698.7 million at March 31, 2006 and December 31, 2005, respectively. The decrease in working capital of approximately $217.3 million from December 31, 2005 to March 31, 2006 was primarily attributable to a $202.2 million decrease in cash and short-term marketable securities balances to repurchase common stock.

In the third quarter of 2005, we placed $50.0 million in escrow for a proposed settlement with the SEC relating to the “Formal Order of Private Investigation” into our accounting practices that commenced on March 22, 2002 (see Note 12 to our condensed consolidated financial statements). On February  9, 2006, the SEC entered the final judgment for settlement with us. The $50.0 million escrow was released and transferred to the SEC on February 13, 2006. The transfer to the SEC is reflected as cash provided by investing activities of $50.0 million and cash used in operating activities of $50.0 million. The interest earned on the amount in escrow was released to us when the transfer was made to the SEC and is reflected as a positive adjustment to reconcile net income to net cash provided by operating activities on our condensed consolidated statement of cash flows for the three months ended March 31, 2006.

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

Investing Activities

Our investing activities for the three months ended March 31, 2006 and 2005 are as follows (in thousands).

	Three Months Ended
	March 31,
	2006	2005

Net purchases of marketable securities	$(177,052)	$(46,223)
Decrease (increase) in restricted cash	49,727	(1)
Purchase of property and equipment and leasehold improvements, net	(10,191)	(9,146)

Net cash provided used in investing activities	$(137,516)	$(55,370)

Investments

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

Restricted Cash

The current restricted cash balance of $50.5 million at December 31, 2005 reflected the $50.0 million we placed in escrow for the SEC settlement and the interest earned on the escrow which was restricted until released by the SEC. On February 9, 2006, the SEC entered the final judgment for settlement with us. On our consolidated statement of cash flow, the $50.0 million released from escrow for payment to the SEC was reflected as cash provided by investing activities and cash used in operating activities. The interest earned on the escrow was released to cash upon payment to the SEC.

The non-current restricted cash balance of $1.2 million at March 31, 2006 and $0.9 million at December 31, 2005 consisted primarily of cash collateral related to the Foundstone facility lease, the Entercept facility lease and a facility lease in India, as well as workers’ compensation insurance coverage.

Property and Equipment

The $10.2 million and $9.1 million of property and equipment purchased during the three months ended March 31, 2006 and 2005, respectively, was primarily for upgrades of our existing accounting system and purchases of computers, equipment and software.

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

Acquisitions

Our available cash and equity securities may be used to acquire or invest in complementary companies, products and technologies.

Financing Activities

Our financing activities for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Proceeds from issuance of common stock under stock option and stock purchase plans	$18,040	$24,816
Excess tax benefits from stock-based compensation	3,001	—
Repurchase of common stock	(230,559)	(47,351)

Net cash used in financing activities	$(209,518)	$(22,535)

Stock Option and Stock Purchase Plans

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $18.0 million and $24.8 million in three months ended March 31, 2006 and 2005, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. In the three months ended March 31, 2006, we changed our equity compensation program for existing employees by granting restricted stock units instead of awarding stock options. We continued to grant stock options to new employees. Although management has not determined what type of equity compensation we will use to reward top-performing employees going forward, if management decides to grant only restricted stock units, which provide no proceeds to us, going forward, our proceeds from issuance of common stock will decrease significantly.

As our stock price rises, more participants are “in the money” in their options, and thus, more likely to exercise their options, which results in cash to us. As our stock price decreases, more of our employees are “out of the money” or “under water” in regards to their options, and therefore, choose not to exercise options, which results in no cash received by us.

Excess Tax Benefits from Stock-Based Compensation

The excess tax benefit reflected as a financing cash inflow in the three months ended March 31, 2006 represents excess tax benefits realized relating to share-based payments to our employees, in accordance with SFAS 123R. There is a corresponding cash outflow included in cash flows from operating activities.

Repurchase of Common Stock

In April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market from time to time until August 2006, depending upon market conditions, share price and other factors. Prior to this additional authorization, in November 2003 our board of directors had authorized the repurchase of up to $150.0 million of our common stock in the open market through November 2005, and in August 2004, our board of directors had authorized the repurchase of up to an additional $200.0 million of our common stock in the open market through August 2006. During the three months ended March 31, 2006, we used $230.6 million to repurchase 9.6 million shares of our common stock in the open market, including commissions paid on these transactions. During the three months ended March 31, 2005, we used $47.4 million to repurchase 2.0 million shares of our common stock in the open market.

In April 2006, our board of directors authorized the repurchase of an additional $250.0 million of our common stock in the open market from time to time until October 2007, depending upon market conditions, share price and other factors.

Credit Facility

We have a $17.0 million credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding as of March 31, 2006.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2006, have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Based upon the material weakness described in Item 9A of our Annual Report on Form 10-K filed on March 3, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, and internal controls over financial reporting, were ineffective as of March 31, 2006. Although our controls over the financial close and reporting process were sufficient to prevent a material misstatement of our financial statements during the first quarter of 2006, they have not yet operated consistently for an extended period of time to remediate the material weakness that existed at December 31, 2005. In accordance with the remediation plan set forth in our Annual Report on Form 10-K, we took the following steps during the first quarter of 2006 to ensure the continued effectiveness of our controls in subsequent periods:

(1) Hired additional personnel for key finance and accounting functions, including a controller of our North American and Latin American operations and a senior manager of technical accounting to ensure the consistency of our accounting policies and procedures worldwide.

(2) Reduced our reliance on external consultants.

(3) Continued with our plans to automate and re-engineer certain business process.

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

Factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to:

•	introduction of new products, product upgrades or updates by us or our competitors;

•	revenue recognition which may be influenced by volume, size, timing and contractual terms of new licenses and renewals of existing licenses;

•	the mix of products we sell and services we offer and whether (i) our products are sold directly by us or indirectly through distributors, resellers, ISPs such as AOL, OEMs such as Dell, and others, (ii) the product is hardware or software based and (iii) in the case of software licenses, the licenses are perpetual licenses or time-based subscription licenses;

•	changes in our supply chains and product delivery channels, which may result in product fulfillment delays;

•	personnel limitations, which may adversely impact our ability to process the large number of orders that typically occur near the end of a fiscal quarter;

•	costs or charges related to our acquisitions or dispositions, including our acquisitions of Site Advisor, Inc. in April 2006 and Wireless Security Corporation in June 2005 and the dispositions of our McAfee Labs assets;

•	the components of our revenue that are deferred, including our on-line subscriptions and that portion of our software licenses attributable to support and maintenance;

•	stock-based compensation expense, which we began recognizing for our stock-based compensation plans in the first quarter of 2006;

•	costs and charges related to certain events, including Sarbanes-Oxley compliance efforts, litigation, relocation of personnel and previous financial restatements;

•	changes in generally accepted accounting principles;

•	our ability to effectively manage our operating expense levels; and

•	factors that lead to substantial declines in estimated values of long-lived assets below their carrying value.

Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful part of our revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, we have experienced more product orders, and therefore, a higher percentage of revenue shipments, in the last month of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of a quarter to place their order. Any failure or delay in the closing of new orders in a given quarter could have a material adverse effect on our quarterly operating results. For example, during the fourth quarter of 2005, we failed to meet our previously issued revenue and earnings guidance due in part to incorrect assumptions regarding in-period realization of fourth quarter bookings, a higher proportion of sales involving ratable revenue or multi-year support and more large, multi-product, multi-year enterprise transactions that resulted in lower recognition of up-front revenue. In addition, a significant portion of our revenue is derived from product sales through our distributors. We recognize revenue on products sold by our distributors when distributors sell our products to their customers. To determine our business performance at any point in time or for any given period, we must accurately gather sales information on a timely basis from our distributors’ information systems at an increased cost to us. Our distributors’ information systems may be less accurate or reliable than our internal systems. We may be required to expend time and money to ensure that interfaces between our systems and our distributors’ systems are up to date and effective. As our reliance upon interdependent automated computer systems continues to increase, a disruption in any one of these systems could interrupt the distribution of our products and impact our ability to accurately and timely recognize and report revenue. Further, as we increasingly rely upon third-party manufacturers to manufacture our hardware-based products, our reliance on their ability to provide us with timely and accurate product cost information exposes us to risk. A failure of our third-party manufacturers to provide us with timely and accurate product cost information may impact our costs of goods sold and negatively impact our ability to accurately and timely report revenue.

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

We Are Subject to Intense Competition in the System and Network Protection Markets, and We Expect to Face Increased Competition in the Future.

The markets for our products are intensely competitive and we expect both product and pricing competition to increase. As competition increases, we expect increases in our product-related expenses, including increased product rebates, marketing development funds and strategic channel partner revenue-sharing agreements. Some of our competitors have longer operating histories, have more extensive international operations, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. We face competition in specific product markets. Principal competitors include:

•	in the system protection market, which includes our anti-virus and risk assessment and vulnerability management solutions, Symantec Corp., CA, Inc. and Microsoft Corp. Trend Micro Inc. remains the strongest competitor in the Asian anti-virus market and has recently entered the U.S. market. F-Secure Corporation, Dr. Ahn’s Anti-Virus Lab, Panda Software and Sophos are also showing growth in their respective markets; and

•	in the network protection market, which includes our other intrusion detection and protection products, Cisco Systems Inc., CA, Inc., Internet Security Systems Inc., Juniper Networks, Inc., Symantec Corp. and 3Com Corporation. Qualys and Internet Security Systems Inc. are the strongest competitors for our Foundstone products and solutions.

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

We Face Risks Related to Our International Operations.

During the three months ended March 31, 2006, net revenue in our operating regions outside of North America represented approximately 45% of our net revenue. We intend to continue our focus on international growth and expect international revenue to remain a significant percentage of our net revenue.

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

We Face Risks Related to Our Strategic Alliances.

Through our strategic alliances we may from time to time license technology from third parties to integrate or bundle with our products or we may license out our technology for others to integrate or bundle with their products. We may not realize the desired benefits from our strategic alliances on a timely basis or at all. We face a number of risks relating to our strategic alliances, including the following:

•	Strategic alliances require significant coordination between the parties involved. To be successful, our alliances may require the integration of other companies’ products with our products, which may involve significant time and expenditure by our technical staff and the technical staff of our strategic allies.

•	Our agreements with our strategic alliances are terminable without cause with no or minimal notice or penalties. We may expend significant time, money and resources to further relationships with our strategic alliances that are thereafter terminated.

•	The integration of products from different companies may be more difficult than we anticipate, and the risk of integration difficulties, incompatible products and undetected programming errors or bugs may be higher than that normally associated with new products.

•	Our sales force and our marketing and professional services personnel may require additional training to market products that result from our strategic alliances. The marketing of these products may require additional sales force efforts and may be more complex than the marketing of our own products.

•	We may be required to share ownership in technology developed as part of our strategic alliances

We Face Product Development Risks Associated with Rapid Technological Changes in Our Market.

The markets for our products are highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	offer a broad range of network and system protection products;

•	enhance existing products and expand product offerings;

•	extend security technologies to additional digital devices such as mobile phones and personal digital assistants;

•	respond promptly to new customer requirements and industry standards;

•	provide frequent, low cost upgrades and updates for our products;

•	maintain quality; and

•	remain compatible with popular operating systems such as Linux, Windows XP, and Windows NT, and develop products that are compatible with new or otherwise emerging operating systems such as Microsoft’s Vista Operating System.

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

We Face Risks Associated with Past and Future Acquisitions.

We may buy or make investments in complementary companies, products and technologies. For example, in October 2004 we acquired Foundstone to bolster our risk assessment and vulnerability management capabilities and in June 2005 we acquired Wireless Security Corporation to continue to develop their patent-pending technology, to introduce a new consumer wireless security offering, and to integrate the technology into our small business managed solution. In addition, we acquired SiteAdvisor in April 2006. We may not realize the anticipated benefits from the Foundstone, Wireless Security Corporation or SiteAdvisor acquisitions.

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

Use of Cash and Securities

Our available cash and securities may be used to acquire or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. For example, in April 2006 we used approximately $60.8 million to acquire SiteAdvisor, Inc. and in June 2005 we used approximately $20.2 million to acquire Wireless Security Corporation. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.

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

We Face a Number of Risks Related to Our Product Sales Through Intermediaries.

We sell a significant amount of our products through intermediaries such as distributors, PC OEMs, ISPs and other strategic channel partners, referred to collectively as distributors. Our top ten distributors typically represent approximately 46% to 65% of our net sales in any quarter. We expect this percentage to increase as we continue to focus our sales efforts through the channel and other partners. Our two largest distributors, Ingram Micro Inc. and Tech Data Corp., together accounted for approximately 25% of our net revenue in the three months ended March 31, 2006.

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

Payment Difficulties

Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $2.2 million as of March 31, 2006. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

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

Several members of our senior management were only added in the last year, and we may add new members to senior management. In July 2005 we hired Richard Decker as our new senior vice president and chief information officer and in the second quarter of 2005, we promoted William Kerrigan to the position of executive vice president of consumer brands. Also, in March 2006 we promoted Kevin Weiss to the position of president of McAfee, Inc. and Eric Brown to the position of chief operating officer and chief financial officer of McAfee, Inc.

For new employees or management additions, there may be reduced levels of productivity as recent additions or hires are trained or otherwise assimilate and adapt to our organization and culture.

Product Liability and Related Claims May Be Asserted Against Us.

Our products are used to protect and manage computer systems and networks that may be critical to organizations. Because of the complexity of the environments in which our products operate, an error, or a false positive, failure or bug in our products, including a security vulnerability, could disrupt or cause damage to the networks of our customers, including disruption of legitimate network traffic by our products. For example, in March 2006 we released a data file update that contained a defect causing certain of our products to generate false positives. Failure of our products to perform to specifications (including the failure of our products to identify or block a virus), disruption of our customers’ network traffic or damages to our customers’ networks caused by our products could result in product liability damage claims by our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses.

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

Our Tax Strategy May Expose Us to Risk.

We are generally required to account for taxes in each jurisdiction in which we operate. This process may require us to make assumptions, interpretations and judgments with respect to the meaning and application of promulgated tax laws and related administrative and judicial interpretations thereof of the jurisdictions in which we operate. The positions that we take and our interpretations of the tax laws may differ from the positions and interpretations of the tax authorities in the jurisdictions in which we operate. An audit by a tax authority that results in a contrary decision could have a significant negative impact on our cash position and net income.

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

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.

During 2005, our stock price was highly volatile ranging from a per share high of $33.24 to a low of $20.35. On March 31, 2006, our stock’s closing price per share price was $24.33. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by Microsoft Corp. related to its consumer security solution may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

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

Stock Repurchases

The table below sets forth all repurchases by us of our common stock during the quarter ended March 31, 2006, all of which were pursuant to a publicly announced plan or program:

				Approximate Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased as	That May Yet be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plan or	Our Stock Repurchase
Period	Purchased	per Share	Repurchase Program	Program
	(In thousands, except price per share)

January 1, 2006 through January 31, 2006	7	$27.10	—	$230,217
February 1, 2006 through February 28, 2006	4,088	23.79	4,088	132,944
March 1, 2006 through March 31, 2006	5,550	23.95	5,550	36

Total	9,645	$23.88	9,638

In April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market from time to time until August 2006. In 2005, we repurchased approximately 2.8 million shares for a total of $68.4 million. As of December 31, 2005, we had authorization from our board of directors to repurchase an additional $230.2 million of our common stock. In February 2006, we repurchased approximately 4.1 million shares in open market transactions for a total of $97.3 million. In March 2006, we repurchased approximately 5.6 million shares in open market transactions for a total of $132.9 million. In January 2006, the shares of common stock repurchased were in connection with our obligation to a holder of restricted stock to withhold the number of shares required to satisfy such holder’s tax liability in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

In April 2006, our board of directors authorized the repurchase of an additional $250.0 million of our common stock in the open market from time to time until October 2007, depending upon market conditions, share price and other factors.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.  The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McAfee Inc.

/s/  Eric F. Brown
Eric F. Brown
Executive Vice President, Chief Financial Officer and
Chief Operating Officer

May 2, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997.(2)
3.2		Certificate of Ownership and Merger between Registrant and McAfee, Inc.(1)
3.3		Amended and Restated Bylaws of the Registrant.(1)
3.4		Certificate of Designation of Series A Preferred Stock of the Registrant.(4)
3.5		Certificate of Designation of Series B Participating Preferred Stock of the Registrant.(5)
4.3		Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California.(6)
10.1		Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and McAfee Associates, Inc.(7)
10.2		Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant.(7)
10.3		Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC.(7)
10.4		Lease dated November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California.(7)
10	.5*	2002 Employee Stock Purchase Plan, as amended.(8)
10	.6*	1997 Stock Incentive Plan, as amended.(8)
10	.7*	Amended and Restated 1993 Stock Option Plan for Outside Directors.(3)
10	.8*	2000 Nonstatutory Stock Option Plan.(9)
10	.9*	Amended and Restated Employment Agreement between George Samenuk and the Registrant, dated October 9, 2001.(10)
10.11		1st Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant.(12)
10.12		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(12)
10.13		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant.(12)
10.14		Subordination, Nondisturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant.(12)
10	.16*	Employment Agreement between Kent H. Roberts and the Registrant, dated October 9, 2001.(13)
10	.18*	Employment Agreement between Kevin M. Weiss and the Registrant Dated October 15, 2002. (16)
10.19		Form of Indemnification Agreement between the Registrant and its Executive Officers(16)
10	.20*	Summary of Pay for Performance Plan.(3)
10	.21*	Network Associates, Inc. Tax Deferred Savings Plan.(15)
10.22		Umbrella Credit Facility of Registrant dated April 15, 2004.(17)
10.23		Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(17)
10	.24*	Amendment to Employment Agreement of George Samenuk effective as of January 20, 2004.(17)
10.26		Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan.(18)
10	.27*	Employment Agreement between Registrant and Eric F. Brown dated December 10, 2004. (20)
10	.28*	2005 Independent Director Cash Compensation Plan. (21)
10	.29*	Executive Officer Annual Compensation for Fiscal Year Ending December 31, 2006. (24)
10	.30*	Second Amendment to Amended and Restated Employment Agreement between Registrant and George Samenuk dated May 21, 2005. (23)
10	.31*	First Amendment to Employment Agreement between Registrant and Eric F. Brown dated May 26, 2005. (23)

Exhibit
Number		Description

10	.32*	First Amendment to Employment Agreement between Registrant and Kevin M. Weiss dated May 21, 2005. (23)
10	.33*	First Amendment to Employment Agreement between Registrant and Kent H. Roberts dated May 21, 2005. (23)
10	.34*	Letter Agreement Amendment to Employment Agreement between the Registrant and Eric F. Brown dated January 31, 2006. (26)
10	.35*	Employment Agreement between William Kerrigan and the Registrant, dated October 1, 2004, as amended by First Amendment to Employment Agreement dated May 24, 2005. (26)
10	.36*	Chief Executive Officer Annual Compensation for Fiscal Year Ending December 31, 2006. (25)
21.1		Subsidiaries of the Registrant. (26)
31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on March 25, 1998.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on October 31, 2003.

(4)	Incorporated by reference from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 14, 1996.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-A filed with the Commission on October 22, 1998.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on November 9, 2001.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3, filed with the Commission on February 11, 1998.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 27, 2005.

(9)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(10)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(11)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(12)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 13, 2001.

(13)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2001, filed with the Commission on February 8, 2002.

(14)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 12, 2002.

(15)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 5, 2003.

(16)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 9, 2004.

(17)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(18)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(19)	Incorporated by reference from the Registrant’s report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 8, 2004.

(20)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on December 14, 2004.

(21)	Incorporated by reference from the Registrant’s report on Form 10-K/A for the year ended December 31, 2004, filed with the Commission on May 24, 2005.

(22)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on April 22, 2005.

(23)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on April 26, 2005.

(24)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on March 13, 2006.

(25)	Incorporated by reference from the Registrant’s report on Form 8-K filed with the Commission on March 28, 2006.

(26)	Incorporated by reference from the Registrant’s report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 1, 2006.

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.