Form 10-Q
period 2006-06-30
McAfee, Inc.
filed 2007-12-21
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of December 7, 2007, 159,908,615 shares of the registrant’s common stock, $0.01 par value, were outstanding.

MCAFEE, INC.

FORM 10-Q
June 30, 2006

EXPLANATORY NOTE REGARDING RESTATEMENT

In this quarterly report on Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, our condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2005 and the related condensed consolidated statement of cash flows for the six months ended June 30, 2005, as a result of an independent stock option investigation conducted by a special committee of our board of directors. This restatement is more fully described in Note 3, “Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings,” to our condensed consolidated financial statements, in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 1 “Legal Proceedings” in this quarterly report on Form 10-Q and in our “Explanatory Note Regarding Restatement” preceding Part I of our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). In our 2006 Form 10-K to be filed with the Securities and Exchange Commission (“SEC”) simultaneously with the filing of this Form 10-Q, we are restating (i) our audited consolidated financial statements as of December 31, 2005 and for each of the two years in the period ended December 31, 2004; (ii) our selected financial data as of and for the years ended December 31, 2005, 2004, 2003 and 2002; and (iii) our unaudited quarterly financial data for the first quarter in the year ended December 31, 2006 and for all quarters in the year ended December 31, 2005.

Financial information included in our reports on Form 10-K and Form 10-Q filed prior to July 27, 2006, and the related opinions of our independent registered public accounting firms, all earnings press releases and similar communications and all financial information included in our reports on Form 8-K issued by us prior to December 21, 2007, should not be relied upon and are superseded in their entirety by this quarterly report on Form 10-Q and other reports on Form 10-K, Form 10-Q and Form 8-K filed by us with the SEC on or after December 21, 2007.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
		(As restated
		see note 3)
	(In thousands,
	except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$373,909	$728,592
Restricted cash	—	50,489
Short-term marketable securities	454,258	316,298
Accounts receivable, net of allowance for doubtful accounts of $1,559 and $2,389, respectively	130,166	159,130
Prepaid expenses and prepaid taxes	118,634	79,132
Deferred income taxes	227,508	204,208
Other current assets	28,697	28,490

Total current assets	1,333,172	1,566,339
Long-term marketable securities	325,496	212,131
Restricted cash	1,042	939
Property and equipment, net	91,425	85,692
Deferred income taxes	230,023	237,970
Intangible assets, net	84,535	80,086
Goodwill	488,646	437,488
Other assets	17,701	15,589

Total assets	$2,572,040	$2,636,234

LIABILITIES
Current liabilities:
Accounts payable	$30,821	$34,678
Accrued SEC settlement	—	50,000
Accrued income taxes	65,712	76,740
Accrued compensation	56,306	55,781
Accrued marketing	25,365	15,172
Other accrued liabilities	85,192	70,288
Deferred revenue	632,533	575,665

Total current liabilities	895,929	878,324
Deferred revenue, less current portion	181,138	176,141
Accrued taxes and other long-term liabilities	170,610	147,128

Total liabilities	1,247,677	1,201,593

Commitments and contingencies (Notes 12 and 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2006 and 2005	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 172,351,116 shares at June 30, 2006 and 170,453,210 shares at December 31, 2005; Outstanding: 159,788,634 shares at June 30, 2006 and 167,688,210 shares at December 31, 2005	1,724	1,705
Treasury stock, at cost: 12,562,482 shares at June 30, 2006 and 2,765,000 shares at December 31, 2005	(302,755)	(68,395)
Additional paid-in capital	1,495,109	1,443,743
Deferred stock-based compensation	—	(8,146)
Accumulated other comprehensive income	27,969	33,923
Retained earnings	102,316	31,811

Total stockholders’ equity	1,324,363	1,434,641

Total liabilities and stockholders’ equity	$2,572,040	$2,636,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(As restated		(As restated
		see note 3)		see note 3)
	(In thousands, except per share data)
	(Unaudited)

Net revenue:
Service and support	$156,257	$135,646	$305,910	$268,659
Subscription	95,649	77,828	188,375	145,906
Product	25,700	29,740	58,569	60,213

Total net revenue	277,606	243,214	552,854	474,778
Cost of net revenue:
Service and support	13,657	6,249	26,609	12,445
Subscription	25,350	15,935	46,453	29,594
Product	14,708	14,013	30,395	31,267
Amortization of purchased technology	5,789	4,449	10,193	8,862

Total cost of net revenue	59,504	40,646	113,650	82,168
Operating costs:
Research and development	49,638	45,054	93,785	83,089
Marketing and sales	90,245	78,833	173,730	149,781
General and administrative	55,298	29,467	92,046	62,685
SEC and compliance costs	3,352	—	3,772	—
Amortization of intangibles	2,851	3,559	5,649	7,130
Restructuring charges	568	3,676	1,119	6,023
In-process research and development	460	4,000	460	4,000

Total operating costs	202,412	164,589	370,561	312,708

Income from operations	15,690	37,979	68,643	79,902
Interest and other income	7,198	6,621	18,663	12,008
Gain (loss) on investments, net	16	(298)	(86)	(946)

Income before provision for (benefit from) income taxes	22,904	44,302	87,220	90,964
Provision for (benefit from) income taxes	(3,294)	8,627	16,715	24,305

Net income	$26,198	$35,675	$70,505	$66,659

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of reclassification adjustment for gains (losses) recognized on marketable securities during the period and income tax	$394	$938	$579	$(481)
Foreign currency translation loss	(3,305)	(2,312)	(6,533)	(2,231)

Comprehensive income	$23,287	$34,301	$64,551	$63,947

Net income per share — Basic	$0.16	$0.22	$0.43	$0.41

Net income per share — Diluted	$0.16	$0.21	$0.43	$0.40

Shares used in per share calculation — Basic	159,418	163,513	162,163	163,198

Shares used in per share calculation — Diluted	161,294	167,440	163,984	167,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
		(As restated
		see note 3)
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$70,505	$66,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,207	34,516
(Recovery of) provision for doubtful accounts, net	(376)	1,150
Non-cash restructuring charge	1,119	3,726
Interest released from restricted cash	489	—
Acquired in-process research and development	460	4,000
(Discount) premium amortization on marketable securities	(3,355)	486
Loss (gain) on sale of assets and technology	153	(711)
Loss on sale of investments	86	946
Deferred income taxes	(21,830)	(13,417)
Non-cash stock-based compensation expense	25,792	1,114
Excess tax benefits from stock-based compensation	(4,392)	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	34,941	32,922
Prepaid expenses, prepaid taxes and other assets	(38,938)	(9,648)
Accounts payable and other accrued liabilities	(17,493)	5,752
Deferred revenue	44,630	75,751

Net cash provided by operating activities	124,998	203,246

Cash flows from investing activities:
Purchase of marketable securities	(558,651)	(448,776)
Proceeds from sales of marketable securities	182,789	323,334
Proceeds from maturities of marketable securities	128,383	68,525
Decrease (increase) in restricted cash	49,897	(7)
Purchase of property, equipment and leasehold improvements	(21,968)	(16,648)
Proceeds from sale of assets and technology	—	1,500
Acquisitions, net of cash acquired	(65,869)	(20,200)

Net cash used in investing activities	(285,419)	(92,272)

Cash flows from financing activities:
Proceeds from issuance of common stock from option and stock purchase plans	29,810	50,175
Excess tax benefits from stock-based compensation	4,392	—
Repurchase of common stock	(234,360)	(47,351)

Net cash (used in) provided by financing activities	(200,158)	2,824

Effect of exchange rate fluctuations on cash	5,896	(20,256)

Net (decrease) increase in cash and cash equivalents	(354,683)	93,542

Cash and cash equivalents at beginning of period	728,592	291,155

Cash and cash equivalents at end of period	$373,909	$384,697

Non-cash investing activities:
Unrealized gain (loss) on marketable securities, net	$579	$(481)

Accrual for purchase of property, equipment and leasehold improvements	$2,256	$—

Fair value of assets acquired in business combinations, excluding cash acquired	$75,156	$20,925

Liabilities assumed in business combinations	$9,287	$725

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$46,289	$25,203

Cash received from income tax refunds	$2,657	$1,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

McAfee, Inc. and our wholly-owned subsidiaries (“we”, “us” or “our”) are a worldwide security technology company that secures systems and networks from known and unknown threats around the world. Our security solutions are offered primarily to large enterprises, governments, small and medium-sized businesses and consumers through a network of qualified partners. We operate our business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific, excluding Japan; and Latin America.

2.	Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and June 30, 2005. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2006 filed simultaneously with this quarterly report on Form 10-Q.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position as of June 30, 2006, and results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

We believe that, other than the adoption of SFAS 123(R) on January 1, 2006, there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2006. Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2006, which is filed simultaneously with this quarterly report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We have also described our policy for the restatement of our stock-based compensation expense below.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Among other items, SFAS 123(R) requires companies to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our stock-based awards include stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan (“ESPP”).

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to our adoption of SFAS 123(R), we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. Under APB 25, we did not recognize any compensation expense for our ESPP. For restricted stock awards and units, the calculation of compensation expense under APB 25 and SFAS 123(R) is the same, with the only exception being that forfeitures are estimated under SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard to all stock-based awards issued on or after January 1, 2006 and any outstanding stock-based awards that were issued but not vested as of January 1, 2006. Accordingly, our condensed consolidated financial statements for the three and six months ended June 30, 2005 have not been restated to reflect the impact of SFAS 123(R). During the three and six months ended June 30, 2005, we recognized stock-based compensation expense of $3.9 million and $1.1 million, respectively, related to grant date intrinsic value resulting from revised accounting measurement dates, the exchange of McAfee.com options in 2002, the re-pricing of options in 1999 and restricted stock awards. See Note 4 for additional information.

In the three months ended June 30, 2006, we recognized stock-based compensation expense of $12.1 million in our condensed consolidated financial statements, which included $6.8 million for stock options, $4.5 million for restricted stock awards and units and $0.8 million for our ESPP. In the six months ended June 30, 2006, we recognized stock-based compensation expense of $25.8 million in our condensed consolidated financial statements, which included $17.7 million for stock options, $6.5 million for restricted stock awards and units and $1.6 million for our ESPP. These amounts include: (i) compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, (ii) compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), (iii) compensation expense for restricted stock award and unit grants made both before and after January 1, 2006 and (iv) compensation expense for our ESPP in accordance with SFAS 123(R).

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. Upon adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to the straight-line, single-option method. Compensation expense for all stock options granted prior to January 1, 2006 will continue to be recognized using the accelerated method. In addition, SFAS 123(R) requires forfeitures of stock-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced. In the pro forma information required under SFAS 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

SFAS 123(R) requires us to calculate the pool of excess tax benefits, or the additional paid-in capital pool, available as of January 1, 2006 to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods. Pursuant to the provisions of FASB Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” we adopted the alternative method for determining the tax effects of stock-based compensation, which among other things, provides a simplified method for estimating the beginning additional paid-in capital pool balance.

Restatement of Stock-Based Compensation

As discussed in Note 3, we have restated our condensed consolidated financial statements as a result of an independent stock option investigation conducted by a special committee of our board of directors. We previously applied APB 25 and its related interpretations, including Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” (“FIN 44”), and provided the required pro forma disclosure under SFAS 123 through the year ended December 31, 2005. Under APB 25, non-cash, stock-based compensation expense is recognized for any option with intrinsic value on the accounting measurement date. An option is deemed to have intrinsic value when the exercise price is below the market price of the underlying stock on the accounting measurement date. Certain of our stock

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options were incorrectly measured prior to the completion of required approvals and granting actions. After revising the measurement date for these options, certain options were deemed to have intrinsic value and, as a result, there should have been stock-based compensation expense for each of these options under APB 25 equal to the number of option shares multiplied by their intrinsic value on the revised measurement date. That expense should have been amortized over the vesting period of the option. These financial statements reflect the adjustments required to properly record stock-based compensation for options with revised measurement dates.

Starting in the year ended December 31, 2006, we adopted SFAS 123(R). As a result, for 2006, the additional stock-based compensation expense required to be recorded for these stock options was equal to the fair value on the revised measurement date for options vesting in 2006 or later.

As a result of the investigation, we determined that the original measurement dates we used for accounting purposes for certain option and restricted stock grants to employees from April 1995 through April 2005 were not appropriate and, in some instances, such dates were chosen with the benefit of hindsight so as to intentionally, and not inadvertently or as a result of administrative error, give more favorable exercise prices. We revised measurement dates and recorded stock-based compensation expense due to the following errors:

•	annual merit grant allocation and/or approval not complete on the original measurement date,

•	the key terms for a substantial portion of the grants in an annual merit grant had been determined with finality prior to the original measurement date, with a reduction in the exercise price on the original measurement date, which represented a repricing,

•	original accounting measurement date prior to approval date,

•	original accounting measurement date prior to employment commencement date,

•	incorrect or inconsistent approval and employment commencement date documentation,

•	clerical errors in director grants,

•	correction of accounting errors, primarily options historically accounted for as variable awards, or

•	post-employment option modifications previously not recorded.

After reviewing available relevant documentation, a general hierarchy of documentation was considered when establishing the revised measurement date for accounting purposes. The hierarchy was considered in evaluating each grant on an individual basis based on the particular facts and circumstances. The documentation considered when available was:

•	Minutes of board of directors, compensation committee and/or delegated committee: Approved minutes represent the best available evidence of grant approval. The investigative team was able to validate the occurrence of board of director and compensation committee meetings on the stated dates in most cases through director payment records, billing records of outside legal counsel who attended the meetings or a signature on the minutes by external legal counsel.

•	Unanimous Written Consents (“UWCs”): UWCs have an effective date that represents the date grants were approved by the compensation committee or delegated committee. For compensation committee UWCs in 2004 and 2005, we were not able to rely on certain UWC effective dates due to other evidence indicating that certain grants were approved subsequent to the UWC effective date. We were able to locate other evidence to determine the approval date of these grants, such as approval documentation in emails and evidence of the date UWCs were signed. There were no options granted in compensation committee UWCs from 2001 through 2003. For UWCs prior to 2001, compensation committee members had historically resolved to grant options, and such action was then documented in a UWC, with the effective date being the date the granting action was taken. With the exception of one UWC, no evidence was located that

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contradicted a UWC effective date as the approval date for any compensation committee grants prior to 2001. We have therefore placed reliance on the compensation committee UWCs prior to 2001.

•	Option allocations for annual merit grants: Allocations may be evidenced by signed and dated hard-copy schedules or electronic spreadsheets that list the employees and number of options granted to each employee. Email communications to which the electronic spreadsheets were attached also provided evidence of the date allocations were completed. We were able to validate whether allocation schedules were substantially complete by confirming individual grants in the allocation files to the actual grants reflected in our stock administration database. There were minimal changes to allocations after the date we determined that they were substantially complete.

•	Database dates: The database date (“DB date”) indicates the date an option grant was entered into the stock administration database. Entry into the stock administration database represents the best evidence of a date no later than when the grants were determined with finality.

DB dates were applied on a grant by grant basis, resulting in multiple measurement dates for annual merit grants for which there were multiple DB dates.

•	Correspondence or other written documentation: Written communication was in the form of grant notification letters from the human resource or stock administration departments stating the key terms of a grant, stock option agreements, employment offer or promotion letters stating the number of options to be granted and automated email notifications from human resources or our third-party broker. Written communication was primarily used to corroborate other available evidence used to determine measurement dates for annual merit grants, with the assumption that communication would not occur until the terms of the grants were determined with finality.

APB 25 defines the measurement date as the first date upon which the number of options and exercise price are known. Our determination of the revised measurement date was based on our assessment that a grant was determined with finality and was no longer subject to change. Such determinations involved judgment and careful evaluation of all relevant facts and circumstances for each grant. The following are the judgments involved in determining revised measurement dates.

Date of Execution of UWC

For certain grants, we were unable to locate contemporaneous documentation confirming that a compensation committee meeting, or a meeting by a delegated level of authority, occurred on the effective date of the UWC. For compensation committee UWCs with effective dates in 2004 and 2005, which cover 0.4 million options, we discovered instances in which documented approval actually occurred subsequent to the UWC effective date. The revised measurement date in these instances is the documented approval date. There were no options granted in compensation committee UWCs from 2001 through 2003. For UWCs prior to 2001, which cover 9.4 million options, and all delegated committee UWCs, the compensation or delegated committee resolved to grant options, and later documented such resolutions in UWCs, with an effective date which reflected the date of the granting action. With the exception of one UWC, no evidence was located that contradicted a UWC with an effective date as the approval date for any compensation committee grants prior to 2001. For UWCs prior to 2001, we did not locate any evidence that caused us to question the reliability of UWCs, outside one instance discussed above. We have therefore placed reliance on the compensation committee UWCs prior to 2001.

Annual Merit Grants

For annual merit grants, a pool of options was allocated among non-executive employees, and in certain years for executives as well, in conjunction with their annual performance review. We located evidence that allocations were completed and grants determined with finality on a business unit/geographic region basis, resulting in multiple measurement dates for annual merit grants. For grants not included in complete allocations, we have selected the

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DB date as the revised measurement date as the terms of grants were determined with finality on or prior to the database entry dates.

For the 1999 annual merit grant, we determined that a significant portion of the grants had revised measurement dates prior to the original measurement dates, which resulted in compensation charges. The exercise price for these options was then reduced to the closing stock price on the original measurement date of the options, which we considered to be a repricing. These options have been accounted for as variable awards in the restatement in accordance with FIN 44.

Incorrect or Inconsistent Approval and Employment Commencement Documentation

We identified certain grants to executives and directors for which the approval documentation and/or employment commencement date documentation were incorrect or inconsistent. These grants were assigned an original grant date other than the approval date, or prior to the actual employment commencement date. In these instances, the occurrence of the meeting on the stated date in the approval documentation was validated based on director payment records or the billing records of external legal counsel who attended the meeting. We were able to determine the correct employment commencement date based on human resources and payroll records. The actual meeting date for the approval of such grants, or employment commencement date, if later, was used as the revised measurement date.

Lack of Approval Documentation

For grants totaling 2.2 million options, primarily in the years from 1996 through 2001, we were unable to locate approval documentation. In these instances, we examined available evidence, including email communications and grant communication letters, to determine the revised measurement date. We also performed an analysis to determine whether these grants were recorded on dates where the stock price was at a low point, which would result in a lower exercise price. It does not appear that these grants were priced opportunistically, and we did not discover any evidence that contradicted the original grant date. Therefore, we did not revise the measurement dates for these grants.

Communication Dates

For certain grants, we were unable to locate evidence of communication of the key terms (i.e., number of options and exercise price) to the employee. We did not discover any evidence during the investigation that the communication of key terms was intentionally delayed, or there were any significant delays. In the absence of evidence to the contrary, we have concluded that communication of the key terms occurred prior to or within a reasonable period of time of the completion of all required granting actions.

We believe that our methodology, based on the best available evidence, results in reasonable measurement dates for our stock option grants.

Inventory

Inventory, which consists primarily of finished goods owned at fulfillment partner locations and inventory sold into our channel which has not been sold through to the end-user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets in our condensed consolidated balance sheets, and are $3.9 million as of June 30, 2006 and $4.4 million as of December 31, 2005.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing and royalty arrangements, are included in prepaid expenses and prepaid taxes and other assets on our condensed consolidated balance

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheets. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. As of June 30, 2006, our deferred costs are $53.5 million, compared to $28.8 million at December 31, 2005.

SEC and Compliance Costs

SEC and compliance costs include expenses associated with independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our settlement with the SEC, which was finalized in 2006, and expenses related to the investigation into our stock option granting practices.

Recent Accounting Pronouncements

Noncontrolling Interests

In December 2007, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS 141(R)”), to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) is effective for us beginning January 1, 2009. We are currently assessing how the adoption of SFAS 141(R) will impact our consolidated financial position, results of operations and cash flows.

Fair Value Option

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 1” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although SFAS 157 does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS 157 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation of FIN 48, as of January 1, 2007 we recognized a decrease of $125.6 million in the liability for unrecognized tax benefits, a $3.4 million increase in acquisition related goodwill, a $101.2 million increase in additional paid-in capital, and a $27.8 million increase in retained earnings. As of January 1, 2007 and after the impact of changes noted above, unrecognized tax benefits totaled $40.2 million and accrued interest and penalties totaled $10.7 million (net of any tax benefit) for an aggregate amount of $50.9 million. Of the $50.9 million, $47.5 million, if recognized, would favorably affect our effective tax rate while the remaining amount would reduce goodwill.

We file numerous consolidated and separate income tax returns in the United States federal and state jurisdictions and in many foreign jurisdictions. On an ongoing basis we are routinely subject to examination by taxing authorities throughout the world, including jurisdictions such as Australia, Canada, France, Germany, India, Ireland, Italy, Japan, the Netherlands and the United Kingdom. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2002 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 1996.

We are presently under audit in many jurisdictions, including the United States and the Netherlands. The Internal Revenue Service is presently conducting a limited scope examination of our United States federal income tax returns for the calendar years 2002, 2003, 2004, and 2005. We are also in pre-filing discussions with the Netherlands tax authorities with respect to tax years 2004 and 2005. Currently, we are not able to predict the conclusion of these examinations.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The application of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In March 2006, the FASB’s Emerging Issues Task Force released Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. We present revenue net of sales taxes in our condensed consolidated statements of income and comprehensive income and did not change our policy as a result of EITF 06-3.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income in the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We have applied the provisions of SFAS 154 in disclosing the effects of the errors resulting from the incorrect measurement of stock options and other items discussed in these Notes.

The Meaning of Other-Than-Temporary Impairment

In November 2005, the FASB issued Staff Position No. 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.

3.	Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings

In this quarterly report on Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, our condensed consolidated statements of operations for the three and six months ended June 30, 2005 and the related condensed consolidated statement of cash flows for the six months ended June 30, 2005, as a result of an independent stock option investigation conducted by a special committee of our board of directors. In our 2006 Form 10-K to be filed with the SEC simultaneously with the filing of this Form 10-Q, we are restating our audited consolidated financial statements and related disclosures for the years ended December 31, 2005 and 2004, and our selected consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2005, 2004, 2003 and 2002. In addition, we are restating the unaudited quarterly financial information for the interim periods of 2005 and for the three months ended March 31, 2006.

In May 2006, we became aware of potential issues with respect to our historical stock option granting practices. Our management discovered irregularities in certain historical stock option grants during its initial internal review, and discussed these findings with the board of directors in late May 2006. Our board of directors established a special committee of independent directors to review our stock option granting practices and related accounting. The special committee was assisted by independent counsel and forensic accountants (the “investigative team”). The special committee investigation was completed in November 2007. The special committee concluded that there were both qualitative issues and accounting and administrative errors relating to our stock option granting practices. In this regard, the special committee concluded that certain former members of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management had acted inappropriately, giving rise to qualitative concerns. The qualitative concerns included the following:

•	in the case of our former general counsel, he and a former member of management participated in intentionally modifying one of the former general counsel’s stock option grants so as to create a lower exercise price, and the former general counsel failed to disclose this unauthorized change to the board of directors prior to late May 2006;

•	in some instances, former members of management drafted corporate records, including employment documentation, board and compensation committee meeting minutes and actions by unanimous written consent, with the benefit of hindsight so as to choose measurement dates giving more favorable exercise prices, moreover, certain of these documents were used by us in making accounting determinations with respect to stock-based compensation;

•	during the course of the investigation, certain former members of management did not provide completely accurate or consistent information and in one case, provided documentation to the special committee that the special committee determined was intentionally altered; and

•	certain former members of senior management did not display the appropriate oversight and “tone at the top” expected by the board of directors.

In addition to the foregoing, management and the special committee concluded that (i) we had previously determined accounting measurement dates for certain stock option awards incorrectly, and, in some instances, such dates were chosen with the benefit of hindsight so as to intentionally, and not inadvertently or as a result of administrative error, give more favorable exercise prices; (ii) we had incorrectly accounted for a portion of one annual merit grant as fixed awards which should have been accounted for as variable awards as they were repriced, (iii) we had not previously accounted for certain modifications to stock option agreements, (iv) we made certain accounting errors in calculating stock-based compensation expense for options historically accounted for as variable awards and (v) income tax implications exist as a result of the revision of stock option measurement dates. We also corrected for other prior-period errors.

Option grants previously accounted for using incorrect measurement dates

Annual merit grant allocation and/or approval not complete on the original measurement date

Our investigation found in 1996 through 2004: (i) differences between the original accounting measurement date and the date of final approval of certain executive merit grants and (ii) inadequate documentation supporting the original accounting measurement date as the actual allocation completion date for non-executive merit grants and certain executive merit grants. We revised approximately 13,000 merit grant measurement dates to be based on the best available evidence of when the grant allocations were substantially complete or approval occurred, if applicable, or lacking that, evidence when the options were input into the stock administration database. In 1996 through 2005, we recorded $70.4 million of additional stock-based compensation to be recognized over the applicable service periods related to these revised measurement dates. Of the total amount of stock-based compensation expense associated with revising the measurement dates of our annual merit grants, $69.6 million was recognized in periods prior to 2005 and $0.8 million was recognized in 2005. Of the expense recognized in 2005, we recognized $0.2 million and $0.4 million, respectively, related to the three and six months ended June 30, 2005.

Original accounting measurement date prior to approval date

In 1996 through 2005, we recorded $15.8 million of additional stock-based compensation expense to be recognized over the applicable service periods for 12.6 million options associated with grants originally measured on dates that preceded the evidenced date of approval by the party with the requisite authority. Of the total amount of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation expense associated with revising the measurement dates of grants that previously preceded the evidenced date of approval, $13.5 million was recognized in periods prior to 2005 and $2.3 million was recognized in 2005. Of the expense related to 2005, we recognized $0.6 million and $1.4 million, respectively, for the three and six months ended June 30, 2005. These adjustments included a $2.5 million charge for grants to two former executives on the same date, a $2.1 million charge for a grant to a former president and a $1.1 million charge for a grant to a former executive.

Original accounting measurement date prior to employment commencement date

We corrected accounting measurement dates for 5.4 million options granted from 1995 through 2002 resulting in additional stock-based compensation expense of $6.3 million to be recognized over the applicable service periods for grants that preceded the actual employment commencement date. Substantially all of the stock-based compensation expense resulting from revising the measurement dates of these new hire grants was recognized prior to 2005. These adjustments included a $1.3 million stock-based compensation expense for a grant to a former chief financial officer.

Incorrect or inconsistent approval and employment commencement date documentation

In 2000 through 2005, we recorded additional stock-based compensation expense of $4.8 million to be recognized over the applicable service periods for seven grants of stock options or restricted stock awards to former executives and a director where the documented approval date or employment commencement date was different than the actual approval date or employment commencement date. Of the total amount of stock-based compensation expense associated with revising the measurement dates of these grants, $4.5 million was recognized in periods prior to 2005, and $0.3 million was recognized in 2005. Of the stock-based compensation expense related to 2005, we recognized $0.1 million for the three and six month ended June 30, 2005. Specifically the $4.8 million of expense consists of the items discussed in the remainder of this paragraph. We corrected the measurement date for options and restricted stock awarded to a former executive where the original measurement date was prior to his employment commencement date and evidence of approval by a committee with requisite authority. We recorded $3.3 million of stock-based compensation expense related to this revised measurement date. We corrected the measurement date for options granted to our former chief executive officer that had been originally measured and recorded on the day following the compensation committee’s actual approval date, resulting in $0.7 million of additional stock-based compensation expense. In addition, we determined that the actual start date for a former executive was two weeks subsequent to the original measurement date; therefore, we corrected the measurement date for the options and recorded $0.5 million of additional stock-based compensation expense. In addition, we recorded a stock-based compensation expense totaling $0.3 million to correct three executive or director grants where the documented grant effective date originally used in the measurement of stock-based compensation expense was different than the available evidence supporting the actual approval date due to clerical errors.

Repriced annual merit grant

The 1999 annual merit grant consisted of 2.1 million options which had an original measurement date of April 20, 1999. We determined that the key terms were determined with finality for approximately 1.6 million of these options in March 1999, and that the exercise price was reduced to $11.06 on April 20, 1999, which represents a repricing. As the stock price on the revised measurement date in March 1999 exceeded the exercise price, there was grant date intrinsic value, which was recognized over the requisite service period. Additionally, the options are accounted for as variable awards in accordance with FIN 44 due to the repricing on April 20, 1999. The total stock-based compensation expense associated with this repricing is $6.7 million, $6.9 million of which we recognized in periods prior to 2005, and $0.2 million benefit which we recognized in 2005. We recognized variable expense of $0.1 million and a $0.2 million benefit, respectively, for the three and six months ended June 30, 2005.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Post-employment option modifications previously not recorded

We identified various modifications of fixed awards that had previously not been accounted for that resulted in additional stock-based compensation expense of $23.1 million. These adjustments had no impact in periods subsequent to 2004. Modifications include extensions of time allowed to exercise options after an employee has terminated or continued vesting of option awards subsequent to termination. Specifically the $23.1 million of expense includes the two items discussed in the remainder of this paragraph. For one grant in 1998, we did not correctly account for a continuation of vesting of employee options for an employee and director. Upon termination as an employee, the director began providing services to us under a separate agreement. Our investigation determined that we should have accounted for the employee options that continued to vest subsequent to his termination using the fair value method, which resulted in additional stock-based compensation expense of $3.7 million from 1998 through 2002. In addition, for a separate award in 1998 we recorded additional stock-based compensation expense of $6.5 million for an in-substance acceleration of vesting when we entered into an arrangement allowing a former employee to continue vesting in his options for nine months after termination.

Correction of accounting errors, primarily options historically accounted for as variable awards

On April 22, 1999 we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with exercise prices at the current fair value of the stock. These repriced options were granted in the money, as the exercise price of the repriced options, which was based on the $11.06 closing price on April 22, 1999, was less than the closing price of $13.75 on April 28, 1999, the date the repricing price was accepted by the employees. We recognized the resulting intrinsic value of the options as compensation expense over the requisite service periods. In accordance with FIN 44, the repriced stock options were subject to variable accounting treatment beginning on July 1, 2000, the FIN 44 effective date.

We previously applied the transition guidance provided in FIN 44 for 2.6 million unvested repriced options at July 1, 2000 inappropriately. Upon properly applying FIN 44 transition guidance, we recognized additional stock-based compensation expense of $9.2 million over the remaining service periods of the unvested options. We recognized $9.3 million in periods prior to 2005 and a $0.1 million benefit in 2005. Of the stock-based compensation expense related to 2005, we recognized a $0.1 million benefit for both the three and six months ended June 30, 2005.

We recognized a $0.2 million reduction in stock-based compensation expense previously recognized related to the accounting for the exchange of options upon the acquisition of the remaining minority interest of our McAfee.com subsidiary. We recognized $0.6 million and $0.4 million in expense for the three and six months ended June 30, 2005, respectively, for this correction.

We also recognized stock-based compensation expense totaling $0.9 million related to the grant of equity instruments of one of our subsidiaries to corporate employees, all of which was recognized prior to 2005. We have accounted for these grants using the fair value method.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of errors on stock-based compensation, before tax

As a result of the investigation, the original accounting measurement dates for approximately 15,600 grants were revised in the periods 1995 through 2005, errors to variable awards were corrected and charges for modifications previously unaccounted for were recorded resulting in a total of $137.4 million additional stock-based compensation expense to be recognized over the applicable vesting periods, including $134.0 million for periods prior to January 1, 2005 and $3.4 million for 2005, respectively. Approximately 98% of the total intrinsic value (the stock price on the revised measurement minus the exercise price) recognized as a result of the investigation results from grants made during the period 1995 through 2003. The following table classifies by year total additional stock-based compensation expense by the reason for the revision to the accounting measurement date (in thousands):

	1995	1996	1997	1998	1999	2000

Reason for revised accounting measurement date:
Annual merit grant allocation and/or approval not complete on the original measurement date	$—	$82	$1,485	$12,931	$11,409	$13,242
Original accounting measurement date prior to approval date	—	262	291	809	1,701	1,302
Original accounting measurement date prior to employment commencement date	487	1,659	1,713	1,181	908	271
Incorrect or inconsistent approval and employment commencement date documentation	—	—	—	—	—	14
Clerical errors in director grants	—	10	43	57	47	16

Total of intrinsic charges for revised measurement dates	487	2,013	3,532	14,978	14,065	14,845
Repriced annual merit grant	—	—	—	—	—	1,003
Post-employment option modifications previously not recorded	—	—	—	11,420	3,502	3,419
Correction of accounting errors, primarily options historically accounted for as variable awards	—	—	—	—	275	1,223

Total	$487	$2,013	$3,532	$26,398	$17,842	$20,490

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2002	2003	2004	2005	Total

Reason for revised accounting measurement date:
Annual merit grant allocation and/or approval not complete on the original measurement date	$12,630	$8,551	$6,038	$3,245	$745	$70,358
Original accounting measurement date prior to approval date	1,516	2,292	2,498	2,852	2,279	15,802
Original accounting measurement date prior to employment commencement date	57	28	20	12	5	6,341
Incorrect or inconsistent approval and employment commencement date documentation	(1,875)	4,211	1,502	686	274	4,812
Clerical errors in director grants	11	2	24	28	32	270

Total of intrinsic charges for revised measurement dates	12,339	15,084	10,082	6,823	3,335	97,583
Repriced annual merit grant	6,629	(2,078)	(249)	1,569	(180)	6,694
Post-employment option modifications previously not recorded	1,345	3,430	(207)	234	—	23,143
Correction of accounting errors, primarily options historically accounted for as variable awards	9,124	(1,942)	(1,219)	2,217	260	9,938

Total	$29,437	$14,494	$8,407	$10,843	$3,415	$137,358

	Three Months Ended		Six Months Ended
	March 31, 2005	June 30, 2005	June 30, 2005

Reason for revised accounting measurement date:
Annual merit grant allocation and/or approval not complete on the original measurement date	$249	$176	$425
Original accounting measurement date prior to approval date	749	601	1,350
Original accounting measurement date prior to employment commencement date	1	—	1
Incorrect or inconsistent approval and employment commencement date documentation	76	66	142
Clerical errors in director grants	7	7	14

Total of intrinsic charges for revised measurement dates	1,082	850	1,932
Repriced annual merit grant	(365)	143	(222)
Post-employment option modifications previously not recorded	—	—	—
Correction of accounting errors, primarily options historically accounted for as variable awards	(197)	525	328

Total	$520	$1,518	$2,038

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted earnings per share

Diluted shares increased by less than 0.1 million in the three and six months ended June 30, 2005, respectively, as a result of the restatement adjustments to correct the past accounting for stock options. We use the treasury stock method to calculate the weighted-average shares used in the diluted EPS calculation. These calculations assume that: (i) all in-the-money options are exercised, (ii) we repurchase shares with the proceeds and tax benefits of these hypothetical exercises, using each period’s effective tax rate and (iii) the average unamortized deferred stock-based compensation is also used to repurchase shares.

Related tax adjustments

In conjunction with our determination that certain of our measurement dates were not determined appropriately, we also reviewed our stock option grants to assess any related tax implications. We have recorded adjustments to deferred tax assets in those jurisdictions where a tax deduction can be claimed totaling and an increase of $0.9 million as of December 31, 2005, to reflect future tax deductions to the extent we believe such assets to be recoverable. We also had to adjust, as required by Internal Revenue Code Section 162(m), tax deductions in prior years for stock option related compensation paid to certain executives. Section 162(m) prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of $1.0 million in a taxable year, adjusted in 2006 and subsequent years to exclude the principal financial officer. Compensation attributable to stock options issued under our employee stock option plan meets the requirements for treatment as qualified performance-based compensation and is an exception from the $1.0 million deduction limit to certain executives provided the exercise price is greater than or equal to the fair market value of our common stock on the date of grant. However, as a result of determining that certain stock options were granted at an exercise price below the fair market value of our common stock on the revised measurement date, we concluded that certain tax deductions related to stock options exercised by these specified employees are not allowed under Section 162(m). We had recorded an increase to additional paid-in capital and reductions to income taxes payable in prior years related to tax benefits realized upon the exercise of employee stock options. Since certain deductions are now disallowed, we have reduced such increases recorded to additional paid-in capital by $4.5 million from amounts previously reported as of December 31, 2005, with corresponding adjustments to certain deferred tax assets and income taxes payable. We have not recorded interest and penalties because we anticipate we will offset tax liabilities with existing tax attributes, such as net operating losses and other general business credits.

Other prior-period errors

We also have identified errors with respect to the income statement, that are principally timing-related differences between when certain items should have been recorded and when they were recorded. We had previously considered the errors under SFAS No. 154, “Accounting Changes and Error Corrections” (and previously under APB Opinion No. 20, “Accounting Changes”), and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”). We have recorded these adjustments in the proper accounting periods, with the restatement of our financial statements for the non-cash stock-based compensation expense discussed above. The aggregate effect on income was a decrease of $4.7 million, net of tax, in the three months ended June 30, 2005, a decrease of $9.4 million, net of tax, in the six months ended June 30, 2005 and a increase of $6.1 million, net of tax, in periods prior to 2005.

Revenue corrections

We identified and corrected various errors in previously reported net revenue. In this restatement we decreased net revenue by $2.2 million and $6.3 million in the three and six months ended June 30, 2005, respectively, and increased revenue by $0.7 million in periods prior to 2005 to correct accounting errors in the periods they originally arose. These errors resulted from: (i) incorrectly configured financial systems resulting in net revenue being recognized in an incorrect period, (ii) improperly recorded product revenue when certain bundled products with

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support were discounted, (iii) incorrect amount and/or timing of support revenue deferral, (iv) inaccurate rebate accruals and return reserves and (v) manual journal entries not recorded in a timely manner.

Cost of net revenue

We increased cost of net revenue by $3.6 million and $6.6 million in the three and six months ended June 30, 2005, respectively, and increased cost of net revenue by $4.7 million in periods prior to 2005 to correct accounting errors in the periods they originally arose resulting from: (i) incorrect recording of inventory held by a third-party distributor on our behalf, (ii) incorrect classification of certain department cost centers to cost of net revenue that had been allocated in error to operating costs, (iii) manual journal entries for intercompany accounts not being reconciled timely, (iv) incorrect calculation and classification of revenue-share payments as cost of net revenue and (v) incorrect recording of amortization of purchase technology due to incorrect amortization periods and recording of purchase accounting adjustments.

Operating costs

We increased operating costs by $0.6 million in the three months ended June 30, 2005, decreased operating costs by $0.8 million in the six months ended June 30, 2005, and increased operating costs by $0.7 million in periods prior to 2005 to correct accounting errors in the periods they originally arose resulting from: (i) improper recording of accruals, (ii) lack of timely write-off of an abandoned information technology project, (iii) incorrect recording of depreciation for an internal information technology project, (iv) incorrect classification of certain department cost centers to cost of net revenue that had been allocated in error to operating costs, (v) incorrect commission expense and related reclassification entries and (vi) adjusting reserves for subsequent events which occurred prior to the filing of our financial reports.

Interest and other income

Interest and other income increased by $1.7 million and $2.2 million in the three and six months ended June 30, 2005 and decreased by $1.6 million in periods prior to 2005, to correct accounting errors in the periods they originally arose resulting from foreign currency gains and losses.

Tax provision

We adjusted the tax provision by increasing tax expense by $1.5 million and $2.2 million in the three and six months ended June 30, 2005 and decreasing tax expense by $9.4 million in periods prior to 2005, to correct tax expense-related accounting errors in the periods they originally arose resulting from: (i) inclusion of tax attributes not previously recorded, (ii) incorrect recognition of intercompany transactions, (iii) incorrect recording of withholding taxes in foreign jurisdictions, (iv) incorrect calculation of tax reserves, (v) incorrect recognition of deferred tax assets and liabilities and (vi) incorrect recording in tax accounts of the effects of previously recorded purchase accounting adjustments. To record the tax impact of all other prior period errors, we further adjusted the tax provision by decreasing tax expense by $1.5 million, $2.7 million and $3.0 million in the three and six months ended June 30, 2005 and in periods prior to 2005, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement Impact on Financial Statements

The following table reconciles previously reported net income to restated net income (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as previously reported	$41,698	$77,668
Additional stock-based compensation expense	(1,518)	(2,038)
Income tax impact of additional stock-based compensation expense	230	460
Other adjustments, net of tax	(4,735)	(9,431)

Net income, as restated	$35,675	$66,659

The impact of the restatement on stock-based compensation expense, which was previously reported as a component of operating expenses or cost of net revenue, and the cumulative effect of all restatement adjustments on the January 1, 2005 beginning balance of retained earnings are as follows (in thousands):

				Income Tax
				Benefit on
	Stock-Based			Additional	Additional
	Compensation	Additional	Stock-Based	Stock-Based	Stock-Based
	Expense, as	Stock-Based	Compensation	Compensation	Compensation
For the Year Ended	Previously	Compensation	Expense,	Expense, as	Expense, Net of
December 31,	Reported	Expense(1)	as Restated	Restated(2)	Tax, as Restated

2004	$14,320	$10,843	$25,163	$(3,662)	$7,181
2003	12,507	8,407	20,914	(2,626)	5,781
2002	22,404	14,494	36,898	(3,544)	10,950
2001	24,871	29,437	54,308	(10,843)	18,594
2000	10,116	20,490	30,606	(7,081)	13,409
1999	15,570	17,842	33,412	(6,450)	11,392
1998	668	26,398	27,066	(9,854)	16,544
1997	—	3,532	3,532	(1,236)	2,296
1996	—	2,013	2,013	(744)	1,269
1995	—	487	487	(178)	309

Total	$100,456	$133,943	$234,399	$(46,218)	$87,725

Income tax impact of additional stock-based compensation expense		(46,218)

Cumulative effect of stock-based compensation adjustments through December 31, 2004		87,725
Other adjustments, net of tax, through December 31, 2004		(6,133)

Cumulative effect at January 1, 2005 in the beginning balance of retained earnings		$81,592

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Additional compensation expense is the result of improper measurement dates for stock option grants, improper accounting for modifications of the key terms of certain stock option awards and the correction of accounting errors primarily related to variable awards.

(2)	Includes income tax benefit on additional stock-based compensation expense, adjustments for tax deductions prohibited under Section 162(m) of the Internal Revenue Code as a result of the additional stock-based compensation expense and various other adjustments resulting from the impact of additional stock-based compensation recorded in the applicable year.

The following table reflects the impact of the restatement on stock-based compensation expense in our consolidated statements of income for the quarters ended March 31, 2005 and June 30, 2005 (in thousands):

Income Tax
Benefit on
	Stock-Based			Additional	Additional
	Compensation	Additional	Stock-Based	Stock-Based	Stock-Based
	Expense, as	Stock-Based	Compensation	Compensation	Compensation
	Previously	Compensation	Expense,	Expense, as	Expense, Net of
Three Months Ended	Reported	Expense(1)	as Restated	Restated(2)	Tax, as Restated

March 31, 2005	$(3,292)	$520	$(2,772)	$(230)	$290
June 30, 2005	2,368	1,518	3,886	(230)	1,288

(1)	Additional compensation expense is the result of improper measurement dates for stock option grants, improper accounting for modifications of the key terms of certain stock option awards and the correction of accounting errors primarily related to variable awards.

(2)	Includes income tax benefit on additional stock-based compensation expense, adjustments for tax deductions prohibited under Section 162(m) of the Internal Revenue Code as a result of the additional stock-based compensation expense and various other adjustments resulting from the impact of additional stock-based compensation recorded in the applicable year.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reconcile the impact of the additional non-cash expense for stock-based compensation, other adjustments that were previously considered to be immaterial, and the related tax effects on our financial statements as of December 31, 2005 and for the three and six months ended June 30, 2005:

Condensed Consolidated Balance Sheet

	December 31, 2005
	(As previously	(Adjustments)(1)	(As restated)
	reported)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$728,592	$—	$728,592
Restricted cash	50,489	—	50,489
Short-term marketable securities	316,298	—	316,298
Accounts receivable, net of allowance for doubtful accounts of $2,389	158,680	450	159,130
Prepaid expenses and prepaid taxes	78,945	187	79,132
Deferred income taxes	206,811	(2,603)	204,208
Other current assets	27,846	644	28,490

Total current assets	1,567,661	(1,322)	1,566,339
Long-term marketable securities	212,131	—	212,131
Restricted cash	939	—	939
Property and equipment, net	85,641	51	85,692
Deferred income taxes	241,315	(3,345)	237,970
Intangible assets, net	80,782	(696)	80,086
Goodwill	438,396	(908)	437,488
Other assets	15,759	(170)	15,589

Total assets	$2,642,624	$(6,390)	$2,636,234

LIABILITIES
Current liabilities:
Accounts payable	$34,678	$—	$34,678
Accrued SEC settlement	50,000	—	50,000
Accrued income taxes	81,227	(4,487)	76,740
Accrued compensation	50,617	5,164	55,781
Accrued marketing	15,172	—	15,172
Other accrued liabilities	66,839	3,449	70,288
Deferred revenue	570,458	5,207	575,665

Total current liabilities	868,991	9,333	878,324
Deferred revenue, less current portion	175,962	179	176,141
Accrued taxes and other long-term liabilities	142,638	4,490	147,128

Total liabilities	1,187,591	14,002	1,201,593

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	1,705	—	1,705
Treasury stock	(68,395)	—	(68,395)
Additional paid-in capital	1,356,881	86,862	1,443,743
Deferred stock-based compensation	(474)	(7,672)	(8,146)
Accumulated other comprehensive income	31,302	2,621	33,923
Retained earnings	134,014	(102,203)	31,811

Total stockholders’ equity	1,455,033	(20,392)	1,434,641

Total liabilities and stockholders’ equity	$2,642,624	$(6,390)	$2,636,234

(1)	Includes adjustments for the impact of accounting errors on the year ended December 31, 2005, as well as the impact of errors in 2004 and prior.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	(As previously		(Adjustments)	(As restated)	(As previously	(Adjustments)	(As restated)
	reported)				reported)
	(In thousands, except per share data)
	(Unaudited)

Net revenue:
Service and support	$133,246	(1)	$2,400	$135,646	$265,358	$3,301	$268,659
Subscription	77,828	(1)	—	77,828	145,906	—	145,906
Product	34,308	(1)	(4,568)	29,740	69,845	(9,632)	60,213

Total net revenue	245,382		(2,168)	243,214	481,109	(6,331)	474,778
Cost of net revenue:
Service and support	7,275	(1)	(1,026)	6,249	14,649	(2,204)	12,445
Subscription	13,709	(1)	2,226	15,935	24,219	5,375	29,594
Product	11,986	(1)	2,027	14,013	28,909	2,358	31,267
Amortization of purchased technology	3,886		563	4,449	7,736	1,126	8,862

Total cost of net revenue	36,856		3,790	40,646	75,513	6,655	82,168
Operating costs:
Research and development	44,884		170	45,054	83,114	(25)	83,089
Marketing and sales	76,136		2,697	78,833	147,320	2,461	149,781
General and administrative	30,136		(669)	29,467	63,847	(1,162)	62,685
Amortization of intangibles	3,705		(146)	3,559	7,233	(103)	7,130
Restructuring charges	3,676		—	3,676	5,972	51	6,023
In-process research and development	4,000		—	4,000	4,000	—	4,000

Total operating costs	162,537		2,052	164,589	311,486	1,222	312,708

Income from operations	45,989		(8,010)	37,979	94,110	(14,208)	79,902
Interest and other income	4,882		1,739	6,621	9,842	2,166	12,008
Loss on investments, net	(298)		—	(298)	(946)	—	(946)

Income before provision for income taxes	50,573		(6,271)	44,302	103,006	(12,042)	90,964
Provision for income taxes	8,875		(248)	8,627	25,338	(1,033)	24,305

Net income	$41,698		$(6,023)	$35,675	$77,668	$(11,009)	$66,659

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of reclassification adjustment for losses recognized on marketable securities during the period and income tax	$938		$—	$938	$(481)	$—	$(481)
Foreign currency translation loss	(829)		(1,483)	(2,312)	(494)	(1,737)	(2,231)

Comprehensive income	$41,807		$(7,506)	$34,301	$76,693	$(12,746)	$63,947

Net income per share — Basic	$0.25		$(0.03)	$0.22	$0.48	$(0.07)	$0.41

Net income per share — Diluted	$0.25		$(0.04)	$0.21	$0.46	$(0.06)	$0.40

Shares used in per share calculation — Basic	163,560		(47)	163,513	163,240	(42)	163,198

Shares used in per share calculation — Diluted	167,379		61	167,440	167,344	59	167,403

(1)	During 2005, we made certain reclassifications from product revenue to service and support revenue, primarily related to online subscriptions. Total net revenue was not impacted by these reclassifications. As of January 1, 2006, we changed the presentation of our net revenue and cost of net revenue to include three categories: (i) product, which includes hardware and perpetual licenses (ii) subscription, which includes subscription-based offerings and (iii) service and support, which includes maintenance, consulting and training. Previously,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we chose to allocate our subscription business between product revenue and service and support revenue instead of presenting it as a separate category. We believe this new presentation is consistent with the way we currently manage our business as we grow the subscription component of both our corporate and consumer businesses. In the table below, we have applied the change in presentation retrospectively to the balances previously reported for the three and six months ended June 30, 2005. Total net revenue and cost of net revenue were not affected by the change.

The following table presents our three and six months ended June 30, 2005 net revenue and cost of net revenue as previously reported on our quarterly report on Form 10-Q filed on August 4, 2005 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(As previously reported)	(As previously reported)

Net revenue:
Product	$43,805	$88,950
Service and support	201,577	392,159

Total net revenue	$245,382	$481,109

Cost of net revenue:
Product	$11,865	$28,511
Service and support	21,105	39,266
Amortization of purchased technology	3,886	7,736

Total cost of net revenue	$36,856	$75,513

The following table presents our revised net revenue and cost of net revenue presentation for the three and six months ended June 30, 2005, prior to the effect of restatement adjustments (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net revenue:
Service and support	$133,246	$265,358
Subscription	77,828	145,906
Product	34,308	69,845

Total net revenue	$245,382	$481,109

Cost of net revenue:
Service and support	$7,275	$14,649
Subscription	13,709	24,219
Product	11,986	28,909
Amortization of purchased technology	3,886	7,736

Total cost of net revenue	$36,856	$75,513

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restatement did not impact net cash flows from operating, investing or financing activities. However, certain items within net cash provided by operating activities were impacted by the adjustments. The following table shows the effects of the restatement on previously reported cash flow items within operating activities (in thousands):

	Six Months Ended June 30, 2005
	(As previously	(Adjustments)	(As restated)
	reported)
	(Unaudited)

Cash flows from operating activities:
Net income	$77,668	$(11,009)	$66,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,589	927	34,516
Deferred income taxes	(16,971)	3,554	(13,417)
Stock-based compensation expense (benefit)	(924)	2,038	1,114
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	33,286	(364)	32,922
Prepaid expenses, prepaid taxes and other assets	(11,581)	1,933	(9,648)
Accounts payable and other accrued liabilities	9,344	(3,592)	5,752
Deferred revenue	69,238	6,513	75,751

Net effect on cash flows from operating activities		$—

Non-cash investing activities
Fair value of assets acquired in business combinations, excluding cash acquired	—	20,925	20,925
Liabilities assumed in business combinations	—	725	725
Supplemental disclosure of cash flow information
Cash paid for income taxes	24,903	300	25,203
Cash received from income tax refunds	—	1,775	1,775

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

In April 2002, our board of directors adopted McAfee’s 2002 Employee Stock Purchase Plan (“ESPP”), which reserved 2.0 million shares of our common stock for issuance to our employees. In December 2003 and May 2005, our stockholders approved an additional 2.0 million and 1.0 million shares for issuance, respectively, bringing the total number of shares reserved under the plan to 5.0 million. Generally, individuals who are employed for 30 days and perform at least 20 hours of service per week are eligible to participate in the ESPP.

Prior to August 1, 2005, we offered shares of stock for purchase to eligible employees through a series of two-year offering periods. Each two-year offering period was comprised of four consecutive six-month purchase periods. Beginning August 1, 2005, the term of the offering period was changed to six months. Outstanding offering periods that commenced prior to August 1, 2005 continued until the end of the two-year offering period, however, beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings for the latest offering period to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

During an offering period, employees make contributions to the ESPP through payroll deductions. At the end of each purchase period, we use the accumulated contributions to issue shares of our stock to the participating employees. The issue price of those shares is equal to the lesser of (i) 85% of our stock price on the first day of the offering period, or (ii) 85% of our stock price on the purchase date. No participant may be issued more than $25,000 of common stock in any one calendar year and the maximum number of shares a participant may be issued during a single offering period is 10,000 shares. There were no shares issued in the three months ended June 30, 2006 or the three months ended June 30, 2005 under the ESPP. In the six months ended June 30, 2006 and June 30, 2005, approximately 0.4 million and 0.4 million shares were issued under the ESPP at a weighted-average issue price of $17.22 and $13.93, respectively. The total intrinsic value of shares issued under the ESPP during the six months ended June 30, 2006 and June 30, 2005 was $2.4 million and $4.8 million, respectively. During the three and six months ended June 30, 2006, we recognized $0.8 million and $1.6 million, respectively, of stock compensation associated with the ESPP.

Company Stock Incentive Plans

Under the terms of our amended 1997 Stock Incentive Plan (the “1997 Plan”), we have reserved a total of 38.5 million shares for issuance to employees, officers, directors, third-party contractors and consultants through awards provided in the form of options, restricted stock awards, restricted stock units, or stock appreciation rights. As of June 30, 2006, we have no stock-based issuances outstanding with third-party contractors or consultants.

Certain options issued under the 1997 Plan may be exercised immediately upon granting, however the majority contain graded vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. All unexercised options expire ten years after the grant date. Restricted stock awards and restricted stock units also vest over a specified period, generally for restricted stock awards ratably over three years and for restricted stock units 50% two years from the grant date and 50% three years from the grant date. Restricted stock awards are common stock issued to the recipients that have not vested. Restricted stock units are promises to issue stock in the future.

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

In connection with our acquisition of Foundstone, Inc. in October 2004, we assumed the obligations of their 2000 Stock Plan and converted their outstanding options into options to purchase 0.4 million shares of our common stock. We have reserved 0.7 million shares of our common stock for issuance under this plan. The plan provides for an option price no less than 85% of the fair value of our common stock on the date of grant. The options contain graded vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. All unexercised options expire ten years after grant date.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activity

A summary of the activity of our employee stock options during the three and six months ended June 30, 2006, and details regarding the options outstanding and exercisable at June 30, 2006 are provided below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
					Weighted
		Weighted-		Weighted-	Average
		Average		Average	Remaining	Aggregate
	Number of	Exercise	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Options	Price	Life (Yrs)	Value

Outstanding at beginning of period	15,190	$20.27	16,065	$19.77
Options granted	808	23.85	1,408	24.71
Options exercised	(672)	17.52	(1,473)	15.62
Options canceled	(570)	20.63	(1,244)	20.65

Outstanding at end of period	14,756	$20.58	14,756	$20.58

Options outstanding, expected to vest	12,035	$20.20	12,035	$20.20	6.6	$61,975

Options exercisable	6,932	$18.61	6,932	$18.61	5.1	$45,251

The total intrinsic value of options exercised during the three months ended June 30, 2006 and June 30, 2005 was $6.0 million and $30.9 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and June 30, 2005 was $14.7 million and $60.6 million, respectively. From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, we have not been able to issue any shares, including those pursuant to stock option exercises.

The tax benefit realized from stock option exercises and employee stock purchase rights in the three and six months ended June 30, 2006 was $2.1 million and $6.1 million, respectively. We realized no tax benefit in the three and six months ended June 30, 2005.

A summary of the activity for restricted stock awards and restricted stock units during the three and six months ended June 30, 2006 is provided below (in thousands, except per share data):

	Three Months Ended				Six Months Ended
	June 30, 2006				June 30, 2006
		Weighted		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Awards	Fair Value	Units	Fair Value	Awards	Fair Value

Unvested at beginning of period	3,586	$23.78	160	$30.01	—	$—	185	$29.79
Grants	—	—	30	23.76	3,601	23.77	30	23.76
Vested	—	—	—	—	—	—	(25)	28.41
Canceled	(162)	23.62	—	—	(177)	23.62	—	—

Unvested at end of period	3,424	$23.78	190	$29.02	3,424	$23.78	190	$29.02

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average remaining contractual life for unvested restricted stock units and restricted stock awards at June 30, 2006 was 2.7 years and 2.1 years, respectively. The 30,000 restricted stock awards granted in the three months ended June 30, 2006 under the 1997 Plan were valued at $0.7 million when reduced by estimated forfeitures. We had no restricted stock units granted in the three months ended June 30, 2006. We had no restricted stock units or restricted stock awards vest in the three months ended June 30, 2006. The 3.6 million restricted stock units granted in the six months ended June 30, 2006 under the 1997 Plan were valued at $50.2 million when reduced by estimated forfeitures. The total fair value of restricted stock awards vested during the six months ended June 30, 2006 and June 30, 2005 was $0.7 million and $1.2 million, respectively.

Shares available for future grants to employees under our stock incentive plans totaled 4.6 million at June 30, 2006. Our management currently plans to issue new shares for the vesting of restricted stock awards and restricted stock units and exercises of stock options.

Valuation and Expense Information under SFAS 123(R)

As indicated in Note 2, we adopted the provisions of SFAS 123(R) on January 1, 2006. The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Amortization of fair value of stock options issued to employees	$6,824	$17,722
Restricted stock awards and units	4,516	6,463
Employee Stock Purchase Plan	758	1,607

Total stock-based compensation expense	$12,098	$25,792

Amortization of fair value of stock options issued to employees.  We recognize the fair value of stock options issued to employees as stock-based compensation expense over the vesting period of the awards. As we adopted SFAS 123(R) using the modified prospective method, these expenses include compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Restricted stock awards and units.  We recognize stock-based compensation expense for the fair value of restricted stock awards and restricted stock units. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the restricted stock awards and units. The fair value of these awards is recognized to expense over the requisite service period of the awards.

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expense by income statement line item that we recorded in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Cost of net revenue — service and support	$494	$957
Cost of net revenue — subscription	169	305
Cost of net revenue — product	182	386

Stock-based compensation expense included in cost of net revenue	845	1,648
Research and development	3,495	7,338
Marketing and sales	4,873	10,099
General and administrative	2,885	6,707

Stock-based compensation expense included in operating expenses	11,253	24,144

Total stock-based compensation expense related to stock-based equity awards	12,098	25,792
Deferred tax benefit	(3,048)	(7,048)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$9,050	$18,744

We had no stock-based compensation costs capitalized as part of the cost of an asset.

The adoption of SFAS 123(R) compared to the prior accounting policy we applied to stock-based compensation had the following impact to results reported for the three months ended June 30, 2006 (in thousands, except per share data):

		Adjustments
	Using	for	Using
	APB 25	SFAS 123(R)	SFAS 123(R)

Stock-based compensation expense included in cost of net revenue and operating expenses	$7,591	$4,507	$12,098
Income from operations	20,197	(4,507)	15,690
Income before benefit from income taxes	27,411	(4,507)	22,904
Net income	29,105	(2,907)	26,198
Net income per share — basic	$0.18	$(0.02)	$0.16
Net income per share — diluted	$0.18	$(0.02)	$0.16

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS 123(R) compared to the prior accounting policy we applied to stock-based compensation had the following impact to results reported for the six months ended June 30, 2006 (in thousands, except per share data):

		Adjustments
	Using	for	Using
	APB 25	SFAS 123(R)	SFAS 123(R)

Stock-based compensation expense included in cost of net revenue and operating expenses	$9,765	$16,027	$25,792
Income from operations	84,670	(16,027)	68,643
Income before provision for income taxes	103,247	(16,027)	87,220
Net income	80,826	(10,321)	70,505
Net income per share — basic	$0.50	$(0.07)	$0.43
Net income per share — diluted	$0.49	$(0.06)	$0.43
Cash flows from operating activities	129,390	(4,392)	124,998
Cash flows used by financing activities	(204,550)	4,392	(200,158)

At June 30, 2006, the estimated fair value of all unvested stock options, restricted stock units, restricted stock awards and employee stock purchase rights that have not yet been recognized as compensation expense was $87.2 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.7 years.

Assumptions used under SFAS 123(R) and SFAS 123

As indicated in Note 2, under both SFAS 123(R) and SFAS 123 we used the Black-Scholes model to estimate the fair value of our stock-based awards and employee stock purchase rights issued under the ESPP. The key assumptions used in the model during the three and six months ended June 30, 2006 and 2005 are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Stock option grants:
Risk free interest rate	4.9%	3.8%	4.8%	3.8%
Weighted average expected lives (years)	5.6	4.0	5.5	4.0
Volatility	41.0%	56.2%	39.7%	56.9%
Dividend yield	—	—	—	—
ESPP:
Risk free interest rate			4.6%	2.9%
Weighted average expected lives (years)			0.5	1.3
Volatility			38.0%	40.0%
Dividend yield			—	—

During the three months ended June 30, 2006 and 2005, respectively, we did not have any ESPP grants.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value per share of the option awards and employee stock purchase rights were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Weighted-average grant date fair value of options granted	$10.82	$10.33	$10.86	$10.82
Weighted-average fair value of employee stock purchase rights			$6.11	$8.62

We derive the expected term of our options through the use of a lattice model that factors in historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Since January 1, 2006, we have used the implied volatility of options traded on our stock with a term of six months or more to calculate the expected volatility of our option grants. Prior to that time, the expected volatility was based solely on the historical volatility of our stock. We changed our method of estimating volatility to using implied volatility because we believe that using implied volatility of options traded on our stock is a better measure of volatility than historical volatility. We have not declared any dividends on our stock in the past and do not expect to do so in the foreseeable future.

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

As indicated in Note 2, we applied the provisions of APB 25 to determine our stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to our stock-based compensation plans during the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as restated	$35,675	$66,659
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(8,987)	(17,508)
Add back: Stock-based compensation expense, net of tax, included in reported net income under APB 25	2,840	974

Pro forma net income	$29,528	$50,125

Basic net income per share, as restated	$0.22	$0.41

Diluted net income per share, as restated	$0.21	$0.40

Basic net income per share, pro forma	$0.18	$0.31

Diluted net income per share, pro forma	$0.18	$0.30

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Recognized Prior to January 1, 2006

In the three and six months ended June 30, 2005, we recorded a stock-based compensation charge and (benefit) under APB 25 which consisted of the following items (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Grant date intrinsic value	$988	$2,258
Exchange of McAfee.com options	1,768	(346)
Repriced options	952	(1,170)
Restricted stock awards	178	372

Total stock-based compensation expense	3,886	1,114
Deferred tax benefit	(1,046)	(140)

Total stock-based compensation expense, after-tax	$2,840	$974

Grant date intrinsic value.  We recognize stock-based compensation expense over the vesting period of the awards for the excess of the fair value of our common stock as of the revised measurement date over the exercise price of the options. During the three and six months ended June 30, 2005, we recognized stock-based compensation expense totaling $0.9 million and $2.0 million, respectively, related to the grant date intrinsic value. For additional information regarding the intrinsic charges resulting from revised measurement dates, refer to Note 3.

In connection with the acquisition of Foundstone in October 2004, we exchanged options to purchase shares of our common stock for Foundstone stock options. A portion of the fair value of our stock options was included in the Foundstone purchase price. In accordance with FIN 44, we recorded $2.3 million of deferred stock-based compensation related to the exchange of unvested stock options which are subject to vesting provisions as employment services are provided to us by the former Foundstone employees. The unvested stock options granted to Foundstone employees vest over periods ranging through 2008. We recorded stock-based compensation of $0.1 million and $0.3 million in the three and six months ended June 30, 2005, respectively, related to the unvested stock options exchanged in the Foundstone acquisition.

Exchange of McAfee.com options.  On September 13, 2002, we acquired the remaining minority interest in our McAfee.com subsidiary. McAfee.com option holders received options for 0.675 of a share of our common stock plus $11.85 in cash, which is paid to the option holder upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. The assumed options were subject to variable accounting treatment, which means that the compensation charge was measured initially at the date of the closing of the acquisition and is remeasured each reporting period based on our common stock fair market value at the end of each report period.

The stock-based compensation expense of $1.8 million in the three months ended June 30, 2005 was due to an increase in our stock price from $22.56 at March 31, 2005 to $26.18 as of June 30, 2005. The stock-based compensation benefit of $0.3 million in the six months ended June 30, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $26.18 at June 30, 2005.

Repriced options.  The 1999 annual merit grant consisted of 2.1 million options which had an original measurement date of April 20, 1999. The key terms were determined with finality for 1.6 million of these options in March 1999, and the exercise price was reduced to $11.06 on April 20, 1999, which was considered a repricing.

On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.06, the fair value of our common stock as of that day. Options to purchase a total of 9.5 million shares, which excluded the 1999 annual merit grant discussed above, were cancelled and the same number of new options was granted. These new options vested at the same rate that they would have under the terms of the original options.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 44 became effective July 1, 2000 and required any repricings which occurred subsequent to December 15, 1998 to be accounted for as variable awards. Compensation for variable awards is remeasured and adjusted on a cumulative basis at each reporting date. Compensation expense for the options referred to in the previous two paragraphs that were vested as of July 1, 2000 is measured based on the fair value of our common stock above $20.38, the closing price of our common stock upon the effective date of FIN 44. Compensation expense for unvested options as of July 1, 2000 is measured based on the fair value of our common stock above the exercise price of the repriced options. We remeasure compensation cost at each financial reporting date until the earlier of the date of exercise, forfeiture, cancellation without replacement or the effective date of SFAS 123(R). This compensation charge is recorded as an expense over the remaining vesting period of the options, using the accelerated method of amortization under FIN 28. We began accounting for the repriced options as variable awards on July 1, 2000 as required by FIN 44. The stock-based compensation expense of $1.0 million in the three months ended June 30, 2005 was due to an increase in our stock price from $22.56 at March 31, 2005 to $26.18 at June 30, 2005. The stock-based compensation benefit of $1.2 million in the six months ended June 30, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $26.18 at June 30, 2005. These options were fully vested prior to December 31, 2005, therefore, no stock-based compensation expense was recognized after the adoption of SFAS 123(R).

Restricted stock awards.  In January 2005, our board of directors granted 75,000 shares of restricted stock to our chief financial officer. The price of the underlying shares is $0.01 per share. The shares will vest over three years from the date of grant. The fair value of the restricted stock award was determined to be $2.1 million and was based on the difference between the exercise price of the restricted stock award and the fair value of the common stock on the date of grant. We recorded expense of $0.2 million and $0.4 million during the three and six months ended June 30, 2005, respectively, related to the stock-based compensation associated with the chief financial officer’s restricted stock award grant.

In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock to our former chief executive officer. The price of the underlying shares is $0.01 per share. The shares vested and our right to repurchase such shares lapsed as follows: 3,000 vested as of the grant date and 47,000 were restricted until January 15, 2005. The fair value of the restricted stock was determined to be $1.4 million and was determined based on the difference between the exercise price of the restricted stock and the fair value of the common stock on the date of grant. During the three months ended June 30, 2005, we recorded no stock-based compensation related to our former chief executive officer’s 2002 restricted stock grant. During the six months ended June 30, 2005, we recorded less than $0.1 million related to stock-based compensation associated with our former chief executive officer’s restricted stock award grant.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax stock-based compensation expense of $3.9 million and $1.1 million in the three and six months ended June 30, 2005, respectively, is included in the following line items in our condensed consolidated statement of income (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Cost of net revenue — service and support	$22	$4
Cost of net revenue — subscription	38	10
Cost of net revenue — product	(5)	(3)

Stock-based compensation expense included in cost of net revenue	55	11
Research and development	1,555	(859)
Marketing and sales	1,202	694
General and administrative	1,074	1,268

Stock-based compensation expense included in operating expenses	$3,831	$1,103

Total stock-based compensation expense related to stock-based equity awards	$3,886	$1,114

5.	Business Combinations and Divestitures

Preventsys

In June 2006, we acquired 100% of the outstanding capital shares of Preventsys, Inc. (“Preventsys”), a creator of security risk management and automated security compliance reporting, for $4.4 million in cash and $0.4 million in direct acquisition costs, totaling $4.8 million. We have added Preventsys products to our existing portfolio of corporate security offerings.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $0.2 million of goodwill (none of which is deductible for tax purposes).

We recorded $0.5 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included the development of a new version of the security risk management system that will include increased functionality and new features, which we plan to introduce in the third quarter of 2006. At the date of acquisition, we estimated that 40% of the development effort had been completed and that the remaining 60% of development would take approximately two months to complete and would cost $0.5 million. As of June 30, 2006, we had not completed this development effort. The intangible assets, other than goodwill, are being amortized over their useful lives of 3.0 to 5.0 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.8 million through 2007, was established at the close of the acquisition. At June 30, 2006, less than $0.1 million had been expensed related to this performance plan and no payments had been made.

SiteAdvisor

In April 2006, we acquired 100% of the outstanding capital shares of SiteAdvisor, Inc. (“SiteAdvisor”), a web safety consumer software company that tests and rates internet sites on an ongoing basis, for $60.8 million in cash

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $0.3 million in direct acquisition costs, totaling $61.1 million. We have bundled the SiteAdvisor technology with our existing consumer product offerings.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $50.6 million of goodwill (none of which is deductible for tax purposes). We recorded no in-process research and development related this acquisition.

The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 4.0 years or a weighted-average period of 3.0 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $9.3 million through 2008, was established at the close of the acquisition. At June 30, 2006, $1.7 million had been expensed and $1.6 million had been paid related to this performance plan.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of Preventsys and SiteAdvisor as adjusted for resolution of ongoing purchase price valuation procedures (in thousands):

	Preventsys	SiteAdvisor	Total

Technology	$3,540	$15,450	$18,990
Other intangibles	890	420	1,310
Goodwill	208	50,622	50,830
Cash	23	14	37
Other assets	661	485	1,146
Deferred tax assets	2,043	377	2,420

Total assets acquired	7,365	67,368	74,733
Accrued liabilities	1,028	37	1,065
Deferred revenue	203	—	203
Deferred tax liabilities	1,750	6,269	8,019

Total liabilities assumed	2,981	6,306	9,287

Net assets acquired	4,384	61,062	65,446

In-process research and development expensed	460	—	460

Total acquisition cost	$4,844	$61,062	$65,906

The results of operations for both Preventsys and SiteAdvisor have been included in our results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually or in the aggregate, were not material to our results of operations.

Wireless Security Corporation

In June 2005, we acquired 100% of the outstanding shares of Wireless Security Corporation, a provider of home and small business wireless network security products, for $20.0 million in cash and $0.3 million of direct expenses, totaling $20.3 million. We acquired Wireless Security Corporation to continue to develop their patent-pending technology, introduce a new consumer offering and plan to utilize the technology in our small business managed solutions. The results of operations of Wireless Security Corporation have been included in our results of operations since the date of acquisition.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $13.2 million of goodwill (none of which is deductible for tax purposes). The following is a summary of the assets acquired and liabilities assumed in the acquisition of Wireless Security Corporation as adjusted for purchase price valuation procedures (in thousands):

Technology	$1,500
Other intangibles	300
Goodwill	13,247
Cash	131
Other assets	34
Deferred tax assets	1,870

Total assets acquired	17,082
Accrued liabilities	40
Deferred tax liabilities	711

Total liabilities assumed	751

Net assets acquired	16,331

In-process research and development expensed	4,000

Total acquisition cost	$20,331

We recorded $4.0 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved. The in-process research and development included the development of the consumer wireless security product that we introduced in the third quarter of 2005. In addition, the in-process research and development included existing wireless security offerings that we plan to integrate in our small business managed solution. At the date of acquisition, we estimated that 60% of the development effort had been completed and that the remaining 40% of the development would take approximately three months to complete. As of December 31, 2005, we had completed the remaining development efforts and costs were approximately $0.6 million. The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 3.5 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan was established at the close of the acquisition. We expect payments under the plan to total $1.7 million. At June 30, 2006, $1.0 million had been expensed and $0.4 million had been paid related to this performance plan. The results of operations for Wireless Security Corporation prior to the acquisition would not have a material impact on our results of operations on a pro forma basis.

McAfee Labs

In April 2005, we completed the sale of our McAfee Labs assets to SPARTA, Inc. for $1.5 million and recognized a gain on the sale of $1.3 million. The carrying value of McAfee Labs assets and liabilities, which were sold in this agreement, were not significant. The operations of McAfee Labs, which are not material to our condensed consolidated results of operations, are included in income from operations through the date of sale for the three and six months ended June 30, 2005.

Revenue related to McAfee Labs was $0.2 million and $1.9 million in the three and six months ended June 30, 2005, respectively.

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

Our goodwill impairment review is conducted as of October 1 of each year or earlier if indicators of impairment exist. In 2005, our analysis indicated that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the present value of estimated future cash flows and of the market multiple value. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Goodwill by geographic region is as follows (in thousands):

	December 31,	Goodwill		Effects of Foreign	June 30,
	2005	Acquired	Adjustments	Currency Exchange	2006

North America	$353,032	$34,158	$(9)	$329	$387,510
EMEA	49,929	10,554	(1)	206	60,688
Japan	17,500	1,266	(1)	—	18,765
Asia-Pacific (excluding Japan)	5,943	3,932	—	—	9,875
Latin America	11,084	920	—	(196)	11,808

Total	$437,488	$50,830	$(11)	$339	$488,646

The adjustment to goodwill during the six months ended June 30, 2006 resulted from Foundstone stock compensation and the realization of net deferred tax assets from the Foundstone acquisition in the first quarter of 2006. During the three months ended June 30, 2006, we acquired SiteAdvisor and Preventsys. See Note 5 for additional information.

The components of intangible assets are as follows (in thousands):

	June 30, 2006				December 31, 2005
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.9 years	$162,946	$(104,041)	$58,905	$141,999	$(91,884)	$50,115
Trademarks and patents	5.0 years	28,944	(28,342)	602	28,944	(27,051)	1,893
Customer base and other intangibles	6.7 years	64,271	(39,243)	25,028	62,970	(34,892)	28,078

		$256,161	$(171,626)	$84,535	$233,913	$(153,827)	$80,086

The aggregate amortization expenses for the intangible assets listed above totaled $8.6 million and $8.0 million in the three months ended June 30, 2006 and 2005, respectively, and $15.8 million and $16.0 million in the six months ended June 30, 2006 and 2005, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future intangible asset amortization expense as of June 30, 2006 is as follows (in thousands):

Remainder of 2006	$16,736
2007	29,386
2008	21,561
2009	11,313
2010	4,420
Thereafter	1,119

$84,535

7.	Restructuring Charges

2005 Restructuring

During 2005, we permanently vacated several leased facilities and recorded a $1.8 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations, along with estimated costs associated with subleasing the vacated facility, net of estimated sublease rental income. We also recorded a restructuring charge of $0.2 million related to a reduction in headcount of 14 employees.

The following table summarizes our restructuring accrual established in 2005 and activity through June 30, 2006 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,800	216	4	2,020
Cash payments	(1,205)	(216)	(4)	(1,425)
Effects of foreign currency exchange	(14)	—	—	(14)
Accretion	23	—	—	23

Balance, December 31, 2005	604	—	—	604
Cash payments	(550)	—	—	(550)
Effects of foreign currency exchange	(15)	—	—	(15)
Accretion	10	—	—	10

Balance, June 30, 2006	$49	$—	$—	$49

As of June 30, 2006, the remaining balance of this restructuring accrual is due within 12 months and has been classified as current accrued liabilities and will be paid through July 2007. Lease termination costs are net of estimated sublease income of $0.1 million at June 30, 2006.

2004 Restructuring

During 2004, we recorded several restructuring charges primarily due to the sale of Magic in January 2004, announced cost-savings measures, the move of our European headquarters to Ireland, permanently vacating an additional two floors in our Santa Clara headquarters building and permanently vacating several other leased facilities. During 2004, we reduced our workforce totaling 441 employees in our sales, technical support and general and administrative functions. We recorded several restructuring charges totaling $8.4 million, of which

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.8 million related to North America, $4.7 million related to EMEA, $0.7 million related to Latin America, and $0.2 million to Asia-Pacific, excluding Japan.

We recorded an additional $10.0 million accrual in 2004 for the estimated lease related costs associated with permanently vacating two additional floors in our Santa Clara headquarters building and other leased facilities, partially offset by a $1.3 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of $0.8 million related to asset disposals and discontinued use of certain leasehold improvement and furniture and equipment.

During 2004, we adjusted the restructuring accruals related to severance costs and lease termination costs recorded in 2004. We recorded a $0.3 million adjustment to reduce the EMEA severance accrual for amounts that were no longer necessary after paying out the former employees. We also recorded a $0.2 million reduction in lease termination costs due to changes in estimates related to the sublease income to be received over the remaining lease term of our Santa Clara headquarters building.

During 2005, we completed the move of our European headquarters to Ireland and vacated the planned floors in Amsterdam. We recorded an additional $1.5 million restructuring charge for estimated lease related costs associated with the permanently vacated facilities and a $1.4 million restructuring charge for severance costs. All of these restructuring charges were related to the EMEA operating segment. During 2005, we also made adjustments to our restructuring accrual totaling $0.8 million due to a change in assumptions related to utility costs and sublease income.

During the first quarter of 2006, we made adjustments to our restructuring accrual totaling $0.3 million attributable to a change in assumptions related to commissions on new and existing subleases. During the second quarter of 2006, we made adjustments to our restructuring accrual totaling $0.1 million attributable to a change in assumptions related to property taxes on an existing lease.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring accruals established in 2004 and activity through June 30, 2006 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	9,973	7,932	480	18,385
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(231)	(275)	—	(506)
Accretion	74	—	—	74

Balance, December 31, 2004	9,237	3,482	417	13,136
Restructuring accrual	1,454	1,382	20	2,856
Cash payments	(2,747)	(4,864)	(297)	(7,908)
Adjustment to liability	(810)	—	(140)	(950)
Effects of foreign currency exchange	(46)	—	—	(46)
Accretion	341	—	—	341

Balance, December 31, 2005	7,429	—	—	7,429
Cash payments	(1,475)	—	—	(1,475)
Adjustment to liability	448	—	—	448
Effects of foreign currency exchange	14	—	—	14
Accretion	137	—	—	137

Balance, June 30, 2006	$6,553	$—	$—	$6,553

As of June 30, 2006, $1.8 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $4.7 million has been classified as other long-term liabilities, and will be paid through 2013. Lease termination costs are net of estimated sublease income of $4.7 million at June 30, 2006.

2003 Restructuring

In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our regional headquarters facility in Plano, Texas. The facility houses employees working in finance, information technology, legal, human resources, field sales and the customer support and telesales groups.

As part of the consolidation of activities into the Plano facility, we relocated employees from the Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, we recorded a $15.7 million accrual for estimated lease related costs associated with permanently vacated facilities, partially offset by a $1.9 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment. This restructuring charge was allocated to our North American segment.

During 2003, we recorded restructuring charges of $7.4 million, which consisted of $6.7 million related to a headcount reduction of 210 employees and $0.7 million related to other expenses such as legal expenses incurred in international locations in conjunction with the headcount reduction. The restructuring charge related to headcount

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reductions was $0.9 million and $5.8 million in our North American and EMEA operating segments, respectively. The employees were primarily in the sales, product development and customer support areas. In 2003, we reversed a total of $0.7 million of restructuring accrual in EMEA that was no longer necessary after paying out substantially all accrued amounts to the former employees. We also decreased the restructuring accrual related to lease termination costs as a result of changes in estimates for sublease income and related commissions of $0.3 million.

In 2004, we decreased the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by $0.5 million in 2004 due to favorable changes in estimates related to the sublease income to be received over the remaining lease term. Also in 2004, we recorded a $0.1 million adjustment to reduce the restructuring accrual for severance and benefits from our EMEA operating segment that would not be utilized.

During 2005, we decreased our restructuring accrual totaling $1.0 million due to a change in assumptions related to utility costs and sublease income.

During the first quarter of 2006, we made adjustments to our restructuring accrual totaling $0.1 million attributable to a change in assumptions related to commissions on existing subleases. During the second quarter of 2006, we made adjustments to our restructuring accrual totaling $0.2 million attributable to a change in assumptions related to property taxes on an existing lease.

The following table summarizes our restructuring accrual established in 2003 and activity through June 30, 2006 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(483)	(123)	—	(606)
Accretion	548	—	—	548

Balance, December 31, 2004	12,441	—	—	12,441
Cash payments	(1,279)	—	—	(1,279)
Adjustment to liability	(1,006)	—	—	(1,006)
Accretion	498	—	—	498

Balance, December 31, 2005	10,654	—	—	10,654
Cash payments	(871)	—	—	(871)
Adjustment to liability	317	—	—	317
Accretion	207	—	—	207

Balance, June 30, 2006	$10,307	$—	$—	$10,307

As of June 30, 2006, $2.1 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $8.2 million has been classified as other long-term liabilities and will be paid through 2013. Lease termination costs are net of estimated sublease income of $7.8 million at June 30, 2006.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our estimate of the excess facilities charges may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases, and the market rates at the time of such subleases and the amount of commissions paid in association with sublease activities. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2005 were primarily allocated to the EMEA and Japan operating segments, and the facility restructuring charges in 2004 and 2003 were primarily in the North American operating segment.

8.	Line of Credit

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of June 30, 2006 and December 31, 2005.

9.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator — Basic and diluted net income	$26,198	$35,675	$70,505	$66,659

Denominator — Basic
Basic weighted average common stock outstanding	159,418	163,513	162,163	163,198

Denominator — Diluted
Basic weighted average common stock outstanding	159,418	163,513	162,163	163,198
Effect of dilutive securities:
Common stock options, restricted stock units, Employee Stock Purchase Plan shares and shares subject to repurchase(1)	1,876	3,927	1,821	4,205

Diluted weighted average shares	161,294	167,440	163,984	167,403

Net income per share — Basic	$0.16	$0.22	$0.43	$0.41

Net income per share — Diluted	$0.16	$0.21	$0.43	$0.40

(1)	In the three months ended June 30, 2006 and 2005, 8.1 million and 3.1 million options and restricted stock units to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive. In the six months ended June 30, 2006 and 2005, approximately 7.6 million and 3.1 million options and restricted stock units to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

10.	Income Taxes

For the three months ended June 30, 2006 and 2005 we had a tax benefit of $3.3 million and a tax provision of $8.6 million, respectively, reflecting an effective tax rate of (14%) and 19%, respectively. The effective tax rate for

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three months ended June 30, 2006 differs from the United States federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances. The effective tax rate for the three months ended June 30, 2005 differs from the statutory rate primarily due to the benefit of adjustments to valuation allowances and tax reserves. Our consolidated provision for income taxes for the six months ended June 30, 2006 and 2005 was $16.7 million and $24.3 million, respectively, reflecting an effective tax rate of 19% and 27%, respectively. The effective tax rate for the six months ended June 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances. The effective tax rate for the six months ended June 30, 2005 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances and tax reserves.

11.	Business Segment Information

We have concluded that we have one business and operate in one industry. We develop, market, distribute and support computer security solutions for large enterprises, small and medium-sized business and consumer users, as well as resellers and distributors. Management measures operations based on our five operating segments: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific, excluding Japan; and Latin America. Our chief operating decision maker is our chief executive officer.

We market and sell anti-virus and security software, hardware and services through our geographic regions. These products and services are marketed and sold worldwide primarily through resellers, distributors, systems integrators, retailers, original equipment manufacturers, internet service providers and directly by us. In addition, we offer web sites, which provide suites of online products and services personalized for the user based on the users’ personal computer configuration, attached peripherals and resident software. We also offer managed security and availability applications to corporations and governments on the internet.

Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net revenue by region:
North America	$150,458	$138,070	$302,083	$273,768
EMEA	90,528	66,499	173,268	130,880
Japan	22,128	20,807	45,002	37,065
Asia-Pacific, excluding Japan	9,570	11,194	19,492	20,222
Latin America	4,922	6,644	13,009	12,843

Net revenue	$277,606	$243,214	$552,854	$474,778

Income from operations by region:
North America	$51,122	$47,292	$107,843	$95,467
Europe	47,767	26,082	92,044	54,435
Japan	13,400	10,724	26,472	19,296
Asia-Pacific, excluding Japan	(849)	3,398	(21)	5,686
Latin America	2,097	4,203	7,151	7,603
Corporate	(97,847)	(53,720)	(164,846)	(102,585)

Income from operations	$15,690	$37,979	$68,643	$79,902

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between income from operations and income before taxes is reflected on the face of our condensed consolidated statements of income.

The corporate expenses, which are not considered attributable to any specific geographic region, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

General and administrative and other operating costs	$53,721	$22,368	$85,332	$53,352
Corporate marketing	16,535	11,452	29,113	19,757
Stock-based compensation	12,098	3,886	25,792	1,114
Amortization of purchased technology and other intangibles	8,640	8,008	15,842	15,992
SEC compliance costs	3,352	—	3,772	—
Acquisition and retention bonuses	2,344	1,130	3,263	2,628
Restructuring charges	568	3,676	1,119	6,023
In-process research and development	460	4,000	460	4,000
Loss (gain) on sale of assets and technology	129	(970)	153	(711)
Divestiture costs	—	201	—	789
Reimbursement from transition services agreement	—	(31)	—	(359)

Corporate expenses	$97,847	$53,720	$164,846	$102,585

12.	Litigation

Settled Cases

In February 2007, we reached a confidential settlement of a breach of contract, fraud and bad faith lawsuit filed in June 2002 in the United States District Court, District of Massachusetts. As part of the settlement, we acquired and recorded ownership of intangible assets valued at $9.3 million with all remaining claims settled for $6.2 million, of which $5.0 million was recognized as expense in the three months ended June 30, 2006 with the balance of $1.2 million being expensed in 2004 and prior periods. The case was dismissed in March 2007.

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

Open Cases

We have described below our material legal proceedings and investigations that are currently pending and are not in the ordinary course of business. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initiated against us from time to time. The results of claims, lawsuits and investigations also cannot be predicted, and it is possible that the ultimate resolution of these matters, individually and in the aggregate, may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Government Inquiries Relating to Historical Stock Option Practices

On May 23, 2006, the SEC notified us that an investigation had begun regarding our historical stock option grants. On June 7, 2006, the SEC sent us a subpoena requesting certain documents related to stock option grants from January 1, 1995 through the date of the subpoena. At or around the same time, we received a notice of informal inquiry from the United States Department of Justice, the (“DOJ”), concerning our stock option granting practices. On August 15, 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California relating to the termination of our former general counsel, his stock option related activities and the investigation. On November 6, 2006, we received a document request from the SEC for option grant data for McAfee.com, previously one of our consolidated subsidiaries that was a publicly traded company from December 1999 through September 2002.

On November 2, 2006, the investigative team met with the Enforcement Staff of the SEC in Washington D.C. and presented the initial findings of the investigation. Pursuant to discussions between the investigative team and the SEC during that meeting, the scope of the investigation was expanded to include a review of the historical McAfee.com option grants, our historical exercise activity to consider potential exercise date manipulation and post-employment arrangements with former executives.

We have provided documents requested by, and we are cooperating with, the SEC and DOJ. The SEC investigation is still in its preliminary stages thus we are unable to determine the ultimate outcome at this time. As such, no provision has been recorded in the financial statements for this matter.

Securities Cases

On May 31, 2006, a purported stockholder derivative lawsuit — styled Dossett v. McAfee, Inc., No. 5:06CV3484 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Dossett”). On June 7, 2006, another purported stockholder’s derivative lawsuit — styled Heavy & General Laborers Locals 472 & 172 Pension & Annuity Funds v. McAfee, Inc., No. 5:06CV03620 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Laborers”). The Dossett and Laborers actions generally allege that we improperly backdated stock option grants between 1997 and the present, and that certain of our current and former officers or directors either participated in this backdating or allowed it to happen. The Dossett and Laborers actions assert claims purportedly on behalf of us for, inter alia, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement, and violations of the federal securities laws. On July 13, 2006, the United States District Court for the Northern District of California entered an order consolidating the Dossett and Laborers actions as In re McAfee, Inc. Derivative Litigation, Master File No. 5:06CV03484 (JF) (the “Consolidated Action”). On January 22, 2007, we moved to dismiss the complaint in the Consolidated Action on the grounds that plaintiffs lack standing to sue on our behalf because, inter alia, they did not make a pre-suit demand on our board of directors. At the parties’ request, the Court has continued on several occasions the due date for the plaintiffs’ opposition to our motion to dismiss and the date for the hearing of that motion. Currently, there is no deadline by which plaintiffs must file an opposition to the pending motion to dismiss.

On August 7, 2007, a new stockholders’ derivative lawsuit — styled Webb v. McAfee, Inc., No. C 07 4048 (PVT) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Webb”). The new lawsuit generally alleges the same facts and causes of action that plaintiffs have asserted in the Consolidated Action. The plaintiff in Webb has requested that his action be consolidated with the Consolidated Action. On September 21, 2007, the Court consolidated the Webb action with the Consolidated Action.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 2, 2006, three identical lawsuits — styled Greenberg v. Samenuk, No. 106CV064854, Gordon v. Samenuk, No. 106CV064855, and Golden v. Samenuk, No. 106CV064856 — were filed in the Superior Court of the State of California, County of Santa Clara against certain of our current and former directors and officers (the “State Actions”). Like the Consolidated Action, the State Actions generally allege that we improperly backdated stock option grants between 2000 and the present, and that certain of our current and former officers or directors either participated in this backdating or allowed it to happen. Like the Consolidated Action, the State Actions assert claims purportedly on behalf of us for, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, and gross mismanagement. On June 23, 2006, we moved to dismiss these actions in favor of the first-filed Consolidated Action. On September 18, 2006, the Court consolidated the State Actions and denied our motions to dismiss, but stayed the State Actions due to the first-filed action in federal court. The Court has continued the stay on several occasions.

In December 2007, we reached a tentative settlement with the plaintiffs in the Consolidated Action and the State Actions. We have accrued $13.8 million in the condensed consolidated financial statements as of June 30, 2006 related to expected payments pursuant to the tentative settlement and expect to complete the documentation and the required approvals in late December 2007 or early in the first quarter of 2008. While we cannot predict the ultimate outcome of the lawsuits, the provision recorded in the financial statements represents our best estimate at this time.

Certain investment bank underwriters, our company, and certain of our directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”), of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for McAfee.com’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from December 1, 1999 to December 6, 2000. On February 19, 2003 the Court issued an Opinion and Order dismissing certain of the claims against us with leave to amend. We accepted a settlement proposal on July 15, 2003.

We, together with the other issuer defendants and plaintiffs, entered into a stipulation of settlement and release of claims against the issuer defendants that was submitted to the Court for approval in June 2004. On August 31, 2005, the Court preliminarily approved the settlement which, among other things, was conditioned upon class certification. In December 2006, the appellate court overturned the certification of classes making it unlikely that the proposed settlement would receive final Court approval. As a result, on June 25, 2007, the Court entered an order terminating the proposed settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement. Thus, the ultimate outcome, and any ultimate effect on us, cannot be precisely determined at this time.

Other

On August 17, 2006, a patent infringement lawsuit — captioned Deep Nines v. McAfee, Inc., No. 9:06CV174, (“Deep Nines litigation”) was filed in the United States District Court for the Eastern District of Texas. The lawsuit asserts that (i) several of our Enterprise products infringe on a Deep Nines’ patent, and (ii) we falsely marked certain of its products with a McAfee patent which was abandoned after its issuance. The lawsuit seeks preliminary and permanent injunctions against the sale of certain products as well as damages. We have counter-asserted that Deep Nines has infringed various McAfee patents. The Deep Nines litigation is still in its preliminary stages thus we are unable to determine the ultimate outcome at this time. However, we believe that we have meritorious defenses to

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this lawsuit and intend to vigorously defend against it. No provision has been recorded in the financial statements for this matter.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

13.	Warranty Accrual and Guarantees

We offer warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of June 30, 2006 and December 31, 2005 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2005	$1,818
Additional accruals	3,514
Costs incurred during the period	(4,249)

Balance, December 31, 2005	1,083
Additional accruals	1,843
Costs incurred during the period	(1,741)

Balance, June 30, 2006	$1,185

The following is a summary of certain guarantee and indemnification agreements as of June 30, 2006:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in all of our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our vendor. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure and may enable us to recover a portion or all of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

•	Under the terms of our agreement to sell Magic in January 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to these agreements.

•	Under the terms of our agreement to sell Sniffer in July 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $200.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to these agreements.

•	Under the terms of our agreement to sell McAfee Labs assets in December 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $1.5 million. We have not recorded any accruals related to these agreements.

If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,”, “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” in Part II, Item 1A in this quarterly report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. We encourage you to read these sections carefully.

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or our affiliates include: “McAfee,” “Network Associates,” “ McAfee Security,” “ePO,” “ePolicy Orchestrator,” “SpamKiller,” “VirusScan,” “Avert,” “IntruShield,” “Entercept,” and “Foundstone.”

Overview and Executive Summary

We are a leading dedicated security technology company that secures systems and networks from known and unknown threats around the world. We empower home users, businesses, government agencies, service providers and our partners with the ability to block attacks, prevent disruptions, and continuously track and improve their security.

We apply business discipline and a pragmatic approach to security that is based on four principles of security risk management (identify and prioritize assets; determine acceptable risk; protect against threats; enforce and measure compliance). We incorporate some or all of these principles into our solutions. Our solutions protect systems and networks, blocking immediate threats while proactively providing protection from future threats. We also provide software to manage and enforce security policies for organizations of any size. Finally, we incorporate expert services and technical support to ensure a solution is actively meeting our customers’ needs. These integrated solutions help our customers solve problems, enhance security and reduce costs.

We have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized business and consumers either directly or through a network of qualified partners. We derive our revenue and generate cash from customers from primarily three sources (i) service and support revenue, which includes maintenance, training and consulting revenue, (ii) subscription revenue, which includes revenue from subscription-based offerings and (iii) product revenue, which includes hardware and perpetual license revenue. We continue to focus our efforts on building a full line of complementary network and system protection solutions. During the six months ended June 30, 2006, we acquired SiteAdvisor and Preventsys to enhance and complement our current offerings. The acquisition of SiteAdvisor in April 2006 significantly enhances our internet security solutions. Our system security management and vulnerability management capabilities were further advanced with the acquisition of Preventsys in June 2006.

We evaluate our consolidated financial performance utilizing a variety of indicators. Two of the primary indicators that we utilize are total net revenue and net income. As discussed more fully below, our net revenue in the three and six months ended June 30, 2006 grew by 14% and 16%, respectively, compared to the same prior-year periods. We believe net revenue is a key indicator of the growth and health of our business. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. We believe net income is a key indicator of the profitability of our business. Our net income for the three months ended June 30,

2006 decreased by 27% and for the six months ended June 30, 2006 increased by 6% compared to the same prior-year periods.

The following discussion and analysis should be read in conjunction with the “Explanatory Note Regarding Restatement” and the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2006 filed simultaneously with this quarterly report on Form 10-Q. The following discussion and analysis also reflects the restatement of our financial results, which is more fully described in Note 3, “Restatement of Condensed Consolidated Financial Statement and Special Committee and Company Findings” to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Special Committee Investigation of Historical Stock Option Practices

We became aware of potential issues with respect to our historical stock option grants in May 2006 after the Center for Financial Research and Analysis (“CFRA”) released a report titled “Options Backdating — Which Companies are at Risk?” This report concluded there was a high probability that we backdated option grants from 1997 to 2002, based on stock price trends around certain grant dates. Upon becoming aware of the CFRA report, management immediately commenced a voluntary internal review involving the examination of certain stock option grants. In May 2006, management notified our board of directors that an internal review was in process in response to the analysis in the CFRA report.

On May 25, 2006, we announced we had voluntarily initiated a review of our stock option grant practices during the late 1990s and early 2000s timeframe. Management discovered irregularities in certain historical stock option grants during its initial internal review, and discussed these findings with our board of directors in late May 2006. Our board of directors established a special committee of independent directors to review our stock option granting practices and related accounting. The special committee was assisted by independent counsel and forensic accountants (collectively referred to as the “investigative team”). The investigation primarily focused on the processes used to establish option exercise prices and obtain approvals of stock option grants and post-employment option modifications. The investigation, which covered the time period from January 1, 1995 through March 31, 2006, included a review of our historical stock option practices, accounting policies, accounting records, supporting documentation, email communications and other documentation, as well as interviews with a number of current and former directors, officers and employees.

On October 10, 2006, the special committee presented its initial findings to the board of directors. As part of this presentation, the special committee communicated to our board of directors information concerning irregularities with respect to the new hire option grant of our former president. Following that presentation, our chairman and chief executive officer retired and our president was terminated. The board determined this termination was for cause. In November 2006, certain members of the investigative team met with the staff of the SEC’s Division of Enforcement and presented the initial findings of the investigation. As a result of that meeting, the scope of the investigation was expanded to include a review of the: (i) historical option grants by McAfee.com, (ii) historical exercise activity with respect to our option grants to consider potential exercise date manipulation and (iii) post-employment arrangements with former executives. The special committee investigation was completed in November 2007. The special committee concluded that there were both qualitative issues and accounting and administrative errors relating to our stock option granting process. In this regard, the special committee concluded that certain former members of management had acted inappropriately, giving rise to qualitative concerns. The qualitative concerns included the following:

•	in the case of our former general counsel, he and a former member of management participated in intentionally modifying one of the former general counsel’s stock option grants so as to create a lower exercise price, and the former general counsel failed to disclose this unauthorized change to the board of directors prior to late May 2006;

•	in some instances, former members of management drafted corporate records, including employment documentation, board and compensation committee meeting minutes and actions by unanimous written consent, with the benefit of hindsight so as to choose measurement dates giving more favorable exercise prices, moreover, certain of these documents were used by us in making accounting determinations with respect to stock-based compensation;

•	during the course of the investigation, certain former members of management did not provide completely accurate or consistent information and in one case, provided documentation to the special committee that the special committee determined was intentionally altered; and

•	certain former members of senior management did not display the appropriate oversight and “tone at the top” expected by the board of directors.

In addition to the foregoing, the special committee concluded that certain stock option awards were previously accounted for using incorrect measurement dates because: (i) we had previously determined accounting measurement dates for certain stock option awards incorrectly, and, in some instances, such dates were chosen with the benefit of hindsight so as to intentionally, and not inadvertently or as a result of administrative error, give more favorable exercise prices, (ii) the key terms for a substantial portion of the grants in an annual merit grant had been determined with finality prior to the original measurement date, with a reduction in the exercise price on the original measurement date, which represented a repricing, (iii) original accounting measurement dates occurred prior to approval dates, (iv) original accounting measurement dates occurred prior to employment commencement dates, (v) approval and employment commencement date documentation was incorrect or inconsistent and (vi) certain director grants contained clerical errors.

In each instance, we revised the accounting measurement date after considering all available relevant evidence. The special committee concluded that there were procedures in place after April 2005 to provide reasonable assurance that stock options were granted at the fair market value of the stock price on the grant date.

The special committee determined that we did not previously record appropriate charges associated with certain option modifications. These modifications occurred upon the termination of an employee and, in some cases, provided for the extension of the post-termination time period in which options could be exercised and allowed for the continued vesting of options subsequent to the former employee’s termination date. These option modifications occurred from 1998 to 2004.

The investigation also identified an error in our accounting for options historically accounted for as variable awards. This error was comprised of our application of transition guidance provided by FIN 44, which required us to account for repriced options as variable awards beginning July 1, 2000.

To correct our past accounting for stock options under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), we recorded additional pre-tax, non-cash, stock-based compensation expense totaling $137.4 million, consisting of $3.4 million ($2.5 million, net of tax) for the year ended December 31, 2005, and $134.0 million ($87.7 million, net of tax) for the periods 1995 through 2004. Of the $3.4 million stock-based compensation expense recorded in 2005, we recorded $1.5 million and $2.0 million, respectively, for the three and six months ended June 30, 2005. We also expect to amortize, from July 1, 2006, an additional $0.2 million of such pre-tax charges under Statement of Financial Accounting No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), in periods through December 31, 2009.

We have incurred material expenses in 2006 as a direct result of the investigation into our stock option grant practices and related accounting. These costs primarily related to professional services for the investigation, legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters and that we may be subject to certain fines and/or penalties resulting from the findings of the investigation. We cannot reasonably estimate a range of fines and/or penalties, if any, that might be incurred as a result of the investigation.

Critical Accounting Policies

Critical Accounting Policies and Estimates

On January 1, 2006, we adopted a new policy related to stock-based compensation pursuant to our adoption of SFAS 123(R), as more fully described below. We have also described our policy for the restatement of our stock-based compensation. Other than these changes, we have made no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2006 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2005.

Restatement of Stock-Based Compensation

We previously applied APB 25 and its related interpretations and provided the required pro forma disclosure under SFAS 123 through the year ended December 31, 2005. Under APB 25, a non-cash, stock-based compensation expense should have been recognized for any option with intrinsic value on the accounting measurement date. An option is deemed to have intrinsic value when the exercise price is below the market price of the underlying stock on the accounting measurement date. Certain of our stock options were incorrectly measured prior to the completion of required approvals and granting actions. After revising the measurement date for these options, certain options were deemed to have intrinsic value and, as a result, there should have been stock-based compensation expense for each of these options under APB 25 equal to the number of options multiplied by their intrinsic value on the revised measurement date. That expense should have been amortized over the vesting period of the option. Starting in the year ended December 31, 2006, we adopted SFAS 123(R). As a result, for 2006, the additional stock-based compensation expense required to be recorded for these stock options was equal to the fair value on the revised measurement date for options vesting in 2006 or later. We did not record the additional stock-based compensation expense under APB 25 or SFAS 123(R) related to these stock options in our previously issued financial statements.

As a result of the investigation, we determined that the original measurement dates we used for accounting purposes for certain option and restricted stock grants to employees from April 1995 through April 2005 were not appropriate and, in some instances, such dates were chosen with the benefit of hindsight so as to give more favorable exercise prices. From January 2005 through March 2005, we had no revised measurement dates. Other than director grants with clerical errors, we had no revised measurement dates from May 2005 through March 2006.

We revised measurement dates and recorded stock-based compensation expense due to the following errors, certain of which are the result of incorrect measurement dates from the use of hindsight to select more favorable exercise prices:

•	annual merit grant allocation and/or approval not complete on the original measurement dates,

•	the key terms for a substantial portion of the grants in an annual merit grant had been determined with finality prior to the original measurement date, with a reduction in the exercise price on the original measurement date, which represented a repricing,

•	original accounting measurement dates prior to approval dates,

•	original accounting measurement dates prior to employment commencement dates,

•	incorrect or inconsistent approval and employment commencement date documentation,

•	clerical errors in director grants,

•	correction of accounting errors, primarily options historically accounted for as variable awards, or

•	post-employment option modifications previously not recorded.

After reviewing available relevant documentation, a general hierarchy of documentation was considered when establishing the revised measurement date for accounting purposes. The hierarchy was considered in evaluating each grant on an individual basis based on the particular facts and circumstances. The documentation considered, when available, was:

•	Minutes of board of directors, compensation committee and/or delegated committee: Approved minutes represent the best available evidence of grant approval. The investigative team was able to validate the occurrence of board of director and compensation committee meetings on the stated dates in most cases through director payment records, billing records of outside legal counsel who attended the meetings or a signature on the minutes by external legal counsel.

•	Unanimous Written Consents (“UWCs”): UWCs have an effective date that represents the date grants were approved by the compensation committee or delegated committee. For compensation committee UWCs in 2004 and 2005, we were not able to rely on certain UWC effective dates due to other evidence indicating that certain grants were approved subsequent to the UWC effective date. We were able to locate other evidence to determine the approval date of these grants, such as approval documentation in emails and evidence of the date UWCs were signed. There were no options granted in compensation committee UWCs from 2001 through 2003. For UWCs prior to 2001, compensation committee members had historically resolved to grant options, and such action was then documented in a UWC, with the effective date being the date the granting action was taken. With the exception of one UWC, no evidence was located that contradicted a UWC effective date as the approval date for any compensation committee grants prior to 2001. We have therefore placed reliance on the compensation committee UWCs prior to 2001.

•	Option allocations for annual merit grants: Allocations may be evidenced by signed and dated hard-copy schedules or electronic spreadsheets that list the employees and number of options granted to each employee. Email communications to which the electronic spreadsheets were attached also provided evidence of the date allocations were completed. We were able to validate whether allocation schedules were substantially complete by confirming individual grants in the allocation files to the actual grants reflected in our stock administration database. There were minimal changes to allocations after the date we determined that they were substantially complete.

•	Database dates: The database date (“DB date”) indicates the date an option grant was entered into the stock administration database. Entry into the stock administration database represents the best evidence of a date no later than when the grants were determined with finality.

DB dates were applied on a grant by grant basis, resulting in multiple measurement dates for annual merit grants for which there were multiple DB dates.

•	Correspondence or other written documentation: Written communication was in the form of grant notification letters from the human resource or stock administration departments stating the key terms of a grant, stock option agreements, employment offer or promotion letters stating the number of options to be granted and automated email notifications from human resources or our third-party broker. Written communication was primarily used to corroborate other available evidence used to determine measurement dates for annual merit grants, with the assumption that communication would not occur until the terms of the grants were determined with finality.

APB 25 defines the measurement date as the first date upon which the number of options and exercise price are known. Our determination of the revised measurement date was based on our assessment that a grant was determined with finality and was no longer subject to change. Such determinations involved judgment and careful evaluation of all relevant facts and circumstances for each grant. In light of the significant judgment used in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different compensation expense than those recorded by us in the restatement. While we considered various alternative approaches, we believe that the approaches we used were the most appropriate under the circumstances. We conducted a sensitivity analysis to assess how the restatement adjustments could have changed under alternative methodologies for determining measurement dates for stock option grants from 1995 through 2005. The following are the judgments involved in determining revised measurement dates.

Date of Execution of UWC

For certain grants, we were unable to locate contemporaneous documentation confirming that a compensation committee meeting, or a meeting by a delegated level of authority, occurred on the effective date of the UWC. For compensation committee UWCs with effective dates in 2004 and 2005, which cover 0.4 million options, we discovered instances in which documented approval actually occurred subsequent to the UWC effective date. The revised measurement date in these instances is the documented approval date. There were no options granted in compensation committee UWCs from 2001 through 2003. For UWCs prior to 2001, which cover 9.4 million options, and all delegated committee UWCs, the compensation or delegated committee resolved to grant options, and later documented such resolutions in UWCs, with an effective date which reflected the date of the granting action. With the exception of one UWC, no evidence was located that contradicted a UWC effective date as the approval date for any compensation committee grants prior to 2001. For UWCs prior to 2001, we did not locate any evidence that caused us to question the reliability of UWCs, outside one instance discussed above. We have therefore placed reliance on the compensation committee UWCs prior to 2001.

There were also instances where UWCs were not signed during the period prior to 2001. These unsigned UWCs were located in our minute books. We did not locate any evidence that contradicted the effective dates of unsigned UWCs as the approval date, therefore, we have placed reliance on unsigned UWCs in this period.

Had we used DB dates where available, we would have recognized an additional $4.8 million in stock-based compensation expense from 1999 through 2004. Had we used the highest closing stock price during the one-month period subsequent to the UWC effective date for grants for which DB dates are not available, we would have recognized an additional $26.6 million in stock-based compensation expense from 1995 through 2004.

Annual Merit Grants

For annual merit grants, a pool of options was allocated among non-executive employees, and in certain years for executives as well, in conjunction with their annual performance review. We located evidence that allocations were completed and grants determined with finality on a business unit/geographic region basis, resulting in multiple measurement dates for annual merit grants. For grants not included in complete allocations, we have selected the DB date as the revised measurement date as the terms of grants were determined with finality on or prior to the database entry dates.

The 1999 annual merit grant consisted of 2.1 million options which had an original measurement date of April 20, 1999. We determined that the key terms were determined with finality for approximately 1.6 million of these options in March 1999, and that the exercise price was reduced to $11.06 on April 20, 1999, which represents a repricing. As the stock price on the revised measurement date in March 1999 exceeded the exercise price, there was grant date intrinsic value, which is being recognized over the requisite service period. Additionally, the options are accounted for as variable awards in accordance with FIN 44 due to the repricing on April 20, 1999.

For annual merit grants for which we located evidence of substantially completed allocations, not all grants were included in allocations. These grants were revised to DB dates. If these grants had been revised to the date of the last substantially complete allocation for the respective annual merit grant, we would have recognized $1.6 million less in stock-based compensation expense from 1998 through 2005.

Incorrect or Inconsistent Approval and Employment Commencement Date Documentation

We identified certain grants to executives and directors for which the approval documentation and/or employment commencement date documentation were incorrect or inconsistent. These grants were assigned an original grant date other than the approval date, or prior to the actual employment commencement date. In these instances, the occurrence of the meeting on the stated date in the approval documentation was validated based on director payment records or the billing records of external legal counsel who attended the meeting. We were able to determine the correct employment commencement date based on human resources and payroll records. The actual meeting date for the approval of such grants, or employment commencement date if later, was used as the revised measurement date.

Lack of Approval Documentation

For grants totaling 2.2 million options, primarily in the years from 1996 through 2001, we were unable to locate approval documentation. In these instances, we examined available evidence, including email communications and grant communication letters, to determine the revised measurement date. We also performed an analysis to determine whether these grants were recorded on dates where the stock price was at a low point, which would result in a lower exercise price. It does not appear that these grants were priced opportunistically, and we did not discover any evidence that contradicted the original grant date. Therefore, we did not revise the measurement dates for these grants.

If we had used the stock administration DB date, which was available only for grants subsequent to June 1998, the additional stock-based compensation expense would have been $2.5 million from 1998 through 2005. If we had used the highest stock price within 30 days subsequent to the original grant date, the additional stock-based compensation expense would have been $4.2 million from 1995 through 2005.

Communication Dates

For certain grants, we were unable to locate evidence of communication of the key terms (i.e., number of options and exercise price) to the employee for certain grants. We did not discover any evidence during the investigation that the communication of key terms was intentionally delayed, nor were there any significant delays. In the absence of evidence to the contrary, we have concluded that communication of the key terms occurred prior to or within a reasonable period of time of the completion of all required granting actions.

We believe that our methodology, based on the best available evidence, results in reasonable measurement dates for our stock option grants. However, we also conducted a sensitivity analysis to assess how the restatement adjustments would have varied based on different measurement date methodologies. Based on the alternative measurement dates discussed above, the total additional stock-based compensation expense resulting from grant date intrinsic value could have ranged from $96.0 million to $128.4 million.

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB 25. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors based on the estimated fair values of the awards on their grant dates. Our stock-based awards include stock options, restricted stock awards, restricted stock units and our ESPP.

In the three and six months ended June 30, 2006, we recognized stock compensation expense of $12.1 million and $25.8 million, respectively. Prior to our adoption of SFAS 123(R), we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. During the three months and six months ended June 30, 2005, we recognized stock-based compensation expense of $3.9 million and $1.1 million, respectively, under APB 25 related to grant date intrinsic value resulting from revised accounting measurement dates, the exchange of McAfee.com options in 2002, re-pricing of options in 1999 and restricted stock awards. See Note 4 to the condensed consolidated financial statements for additional information.

We use the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the ESPP. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.

For options issued during the three and six months ended June 30, 2006, we estimated the weighted-average fair value to be $10.82 and $10.86, respectively. For employee stock purchase rights issued during the six months ended June 30, 2006, we estimated the weighted-average fair value to be $6.11. The key assumptions that we used to calculate this value are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Stock option grants:
Risk free interest rate	4.9%	3.8%	4.8%	3.8%
Weighted average expected lives (years)	5.6	4.0	5.5	4.0
Volatility	41.0%	56.2%	39.7%	56.9%
Dividend yield	—	—	—	—
ESPP:
Risk free interest rate			4.6%	2.9%
Weighted average expected lives (years)			0.5	1.3
Volatility			38.0%	40.0%
Dividend yield			—	—

During the three months ended June 30, 2006 and 2005, respectively, we did not have any ESPP grants.

We derive the expected term of our options through a lattice model that factors in historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Since January 1, 2006, we have used the implied volatility of options traded on our stock with a term of six months or more to calculate the expected volatility of our option grants. Prior to that time, the expected volatility was based solely on the historical volatility of our stock. We have not declared any dividends on our stock in the past and do not expect to do so in the foreseeable future.

The assumptions that we have made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, our calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in our financial statements. For example, if we increased the assumption regarding our stock’s volatility for options granted during the three and six months ended June 30, 2006 by 10%, our stock-based compensation expense would increase by $0.9 million and $1.5 million, respectively, net of expected forfeitures. This increased expense would be amortized over the options’ 4.0 year vesting period. Likewise, if we increased our assumption of the expected lives for options granted during the three and six months ended June 30, 2006 by one year, our stock-based compensation expense would increase by $0.5 million and $0.9 million, respectively, net of expected forfeitures. This increased expense would be amortized over the options’ 4.0 year vesting period.

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards we expect to vest. The stock-based compensation expense recognized in our condensed consolidated statement of operations for the three and six months ended June 30, 2006 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation could differ, perhaps materially, from the amount recognized in our financial statements. For example, if we had decreased our estimate of expected forfeitures by 50% at June 30, 2006, our stock-based compensation expense for the three and six months ended June 30, 2006, net of expected forfeitures, would have increased by $2.5 million and $2.5 million, respectively. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested stock options, restricted stock units, restricted stock awards and employee stock purchase rights that have not yet been recognized by $16.3 million at June 30, 2006, net of expected forfeitures, amortized over a weighted-average period of 2.7 years.

Sales Incentives and Sales Returns

We reduce revenue for estimates of sales incentives and sales returns. We offer sales incentives, including channel rebates, marketing funds and end-user rebates for products in our corporate and consumer product lines. Additionally, end-users may return our products, subject to varying limitations, through distributors and resellers or to us directly for a refund within a reasonably short period from the date of purchase. We estimate and record reserves for sales incentives and sales returns based on our historical experience. In each accounting period, we must make judgments and estimates of sales incentives and potential future sales returns related to current period revenue. These estimates affect our net revenue line item on our statement of income and affect our net accounts receivable, deferred revenue or accrued liabilities line items on our condensed consolidated balance sheet. These estimates affect all of our operating geographies.

At June 30, 2006, our allowance for sales returns and incentives was $42.7 million compared to $32.0 million at December 31, 2005. If our allowance for sales returns and incentives were to increase by 10%, or $4.3 million, our net revenue would decrease by approximately $3.4 million in the six months ended June 30, 2006 and our deferred revenue would decrease by approximately $0.9 million as of June 30, 2006.

Results of Operations

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended				Six Months Ended
	June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Net revenue:
Service and support	$156,257	$135,646	$20,611	15%	$305,910	$268,659	$37,251	14%
Subscription	95,649	77,828	17,821	23	188,375	145,906	42,469	29
Product	25,700	29,740	(4,040)	(14)	58,569	60,213	(1,644)	(3)

Total net revenue	$277,606	$243,214	$34,392	14%	$552,854	$474,778	$78,076	16%

Percentage of total net revenue:
Service and support	56%	56%			55%	56%
Subscription	35	32			34	31
Product	9	12			11	13

Total net revenue	100%	100%			100%	100%

The increase in net revenue in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 reflected (i) a $33.1 million increase in our corporate business and (ii) a $1.4 million increase in our consumer business. These increases were partially offset by a $0.2 million decrease attributable to McAfee Labs, which was sold in April 2005. The increase in net revenue in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 reflected (i) a $56.7 million increase in our corporate business and (ii) an $23.2 million increase in our consumer business. These increases were partially offset by a $1.9 million decrease attributable to McAfee Labs, which was sold in April 2005.

Net revenue from our corporate business increased during the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 primarily due to (i) increased corporate spending on McAfee security products and (ii) increased revenue from our Foundstone and IntruShield product lines. Net revenue from our IntruShield and Foundstone product lines increased $7.0 million and $3.8 million, respectively, in the three months ended June 30, 2006 and $12.8 million and $6.9 million in the six months ended June 30, 2006, respectively. Net revenue from our consumer market increased during the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 primarily due to (i) online subscriber growth due partly to an increase in our customer base and expansion to additional countries and (ii) increased online renewal subscriptions.

Net Revenue by Geography

The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended				Six Months Ended
	June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Net revenue:
North America	$150,458	$138,070	$12,388	9%	$302,083	$273,768	$28,315	10%
EMEA	90,528	66,499	24,029	36	173,268	130,880	42,388	32
Japan	22,128	20,807	1,321	6	45,002	37,065	7,937	21
Asia-Pacific, excluding Japan	9,570	11,194	(1,624)	(15)	19,492	20,222	(730)	(4)
Latin America	4,922	6,644	(1,722)	(26)	13,009	12,843	166	1

Total net revenue	$277,606	$243,214	$34,392	14%	$552,854	$474,778	$78,076	16%

Percentage of total net revenue:
North America	54%	57%			55%	58%
EMEA	33	27			31	27
Japan	8	8			8	8
Asia-Pacific, excluding Japan	3	5			4	4
Latin America	2	3			2	3

Total net revenue	100%	100%			100%	100%

Net revenue outside of North America, consisting of U.S. and Canada, accounted for approximately 46% and 43% of net revenue in the three months ended June 30, 2006 and 2005, respectively, and 45% and 42% of net revenue in the six months ended June 30, 2006 and 2005, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business. During the six months ended June 30, 2006, the U.S. Dollar strengthened year-over-year against many currencies, especially the Euro. As a result of the stronger U.S. Dollar, we experienced negative impact on our net revenue in our EMEA region and in Japan.

The increase in total net revenue in North America during the three months ended June 30, 2006 primarily related to a $22.7 million increase in corporate revenue in North America due to increased corporate spending on McAfee products, partially offset by a $10.2 million decrease in consumer revenue in North America and a $0.2 million decrease attributable to McAfee Labs, which was sold in April 2005.

The increase in total net revenue in North America during the six months ended June 30, 2006 primarily related to a $35.6 million increase in corporate revenue in North America due to increased corporate spending on McAfee products, partially offset by a $5.4 million decrease in consumer revenue in North America and a $1.9 million decrease attributable to McAfee Labs, which was sold in April 2005. The decreases in North American consumer revenue in both the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 were attributable primarily to increased marketing development funds with our partners which are recorded as an offset to revenue.

The increase in total net revenue in EMEA during the three months ended June 30, 2006 was attributable to (i) a $10.5 million increase in consumer revenue due partly to an increase in our customer base and expansion to additional countries and (ii) a $13.5 million increase in corporate revenue due to increased corporate spending on McAfee products. The weakening Euro against the U.S. Dollar resulted in an approximate $1.4 million negative impact to EMEA net revenue in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

The increase in total net revenue in EMEA during the six months ended June 30, 2006 was attributable to (i) a $24.5 million increase in consumer revenue due partly to an increase in our customer base and expansion to additional countries and (ii) a $17.9 million increase in corporate revenue due to increased corporate spending on McAfee products. Although total net revenue from EMEA increased $42.4 million, the weakening Euro against the U.S. Dollar during the first six months of 2006 resulted in an approximate $10.6 million negative impact to EMEA net revenue in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Our Japan, Latin America and Asia-Pacific operations combined have historically comprised less than 20% of our total net revenue, and we expect this trend to continue. Although total net revenue from Japan increased in both the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, the weakening Japanese Yen against the U.S. Dollar resulted in an approximate $1.6 million and $4.5 million negative impact to Japanese net revenue, respectively.

Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality, political instability, tariffs and other trade barriers, currency fluctuations, a high incidence of software piracy in some countries, product localization, international labor laws, our relationship with our employees and regional work councils and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue.

Service and Support Revenue

The following table sets forth, for the periods indicated, the two categories of our service and support revenue as a percent of total service and support revenue.

	Three Months Ended				Six Months Ended
	June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Net service and support revenue:
Support and maintenance	$151,200	$131,013	$20,187	15%	$296,445	$257,524	$38,921	15%
Consulting and training	5,057	4,633	424	9	9,465	11,135	(1,670)	(15)

Total service and support revenue	$156,257	$135,646	$20,611	15%	$305,910	$268,659	$37,251	14%

Percentage of service and support revenue:
Support and maintenance	97%	97%			97%	96%
Consulting and training	3	3			3	4

Total service and support revenue	100%	100%			100%	100%

Service and support revenue include revenue from software support and maintenance contracts, training and consulting revenue. The increase in service and support revenue in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was attributable to an increase in support and maintenance primarily due to amortization of revenue from support arrangements and an increase in sales of support renewals, offset slightly by a decrease in consulting and training revenue.

Our future profitability and rate of growth, if any, will be directly affected by increased price competition and the size of our revenue base. Our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenue and operating results would be adversely affected. Accordingly in recent periods, revenue has been shifting out of product revenue and into services and support revenue. Additionally, support pricing under the perpetual-plus model is significantly higher than the previous subscription model. In the event customers choose not to renew their support arrangements under the perpetual-plus model, revenue could be negatively impacted.

Subscription Revenue

The following table sets forth, for the periods indicated, the change in subscription revenue from June 30, 2005 to June 30, 2006:

					Six Months Ended
	Three Months Ended June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Total subscription revenue	$95,649	$77,828	$17,821	23%	$188,375	$145,906	$42,469	29%

Subscription revenue includes revenue from subscription arrangements. The increase in subscriptions revenue in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was attributable to (i) an increase in our online subscription arrangements with strategic channel partners, such as AOL, Comcast and Dell, (ii) an increase in revenue from our McAfee Managed VirusScan online service for small and medium-sized businesses and (iii) increased royalties from sales by our strategic channel partners.

Product Revenue

The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Three Months Ended				Six Months Ended
	June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Net product revenue:
Licenses	$14,468	$14,878	$(410)	(3)%	$34,122	$32,217	$1,905	6%
Hardware	8,819	5,773	3,046	53	19,160	11,970	7,190	60
Retail and other	2,413	9,089	(6,676)	(73)	5,287	16,026	(10,739)	(67)

Total product revenue	$25,700	$29,740	$(4,040)	(14)%	$58,569	$60,213	$(1,644)	(3)%

Percentage of product revenue:
Licenses	56%	50%			58%	53%
Hardware	34	19			33	20
Retail and other	10	31			9	27

Total product revenue	100%	100%			100%	100%

Product revenue includes revenue from software licenses, hardware and retail product. The decrease in product revenue in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was attributable to (i) a decrease in licenses revenue in the three months ended June 30, 2006 due to our continued shift in focus from retail-boxed products to our online subscription model for consumers and (ii) increased incentive rebates and marketing development funds with our partners which are recorded as an offset to revenue and generally included in retail and other revenue in the table above, partially offset by increased Foundstone hardware revenue and increased demand for IntruShield.

Our customers license our software on either a perpetual or subscription basis. Our perpetual licenses became a larger percentage of our license revenue in all quarters following the implementation of our perpetual-plus licensing model worldwide, which has significantly higher support pricing. Thus, revenue has been shifting out of product revenue and into services and support revenue. We expect the remaining mix of product revenue to stabilize or decrease as a percentage of revenue due to continued focus on our online subscription model for consumers.

Cost of Net Revenue

The following table sets forth, for the periods indicated, a comparison of cost of revenue.

	Three Months Ended				Six Months Ended
	June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Cost of net revenue:
Service and support	$13,657	$6,249	$7,408	119%	$26,609	$12,445	$14,164	114%
Subscription	25,350	15,935	9,415	59	46,453	29,594	16,859	57
Product	14,708	14,013	695	5	30,395	31,267	(872)	(3)
Amortization of purchased technology	5,789	4,449	1,340	30	10,193	8,862	1,331	15

Total cost of net revenue	$59,504	$40,646	$18,858	46%	$113,650	$82,168	$31,482	38%

Components of gross margin:
Service and support	$142,600	$129,397			$279,301	$256,214
Subscription	70,299	61,893			141,922	116,312
Product	10,992	15,727			28,174	28,946
Amortization of purchased technology	(5,789)	(4,449)			(10,193)	(8,862)

Total gross margin	$218,102	$202,568			$439,204	$392,610

Total gross margin percentage	79%	83%			79%	83%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees providing customer support, training and consulting services. The cost of service and support revenue increased in total, and as a percentage of service and support revenue for the three and six months ended June 30, 2006 due primarily to an increased allocation of technical support costs and to an increase in costs associated with increased service and support revenue.

In 2006 our technical support teams devoted proportionately more time to routine customer support and less time to product development. We have allocated a greater percentage of technical support costs to cost of net revenue and a lesser percentage to research and development costs relative to prior periods, resulting in a three percentage point increase in cost of service and support revenue as a percentage of service and support revenue for both the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include online subscription arrangements and royalties paid to our strategic channel partners. The increase in subscription costs for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was primarily attributed to an increase in online subscription arrangements and royalties paid to our online strategic channel partners. As a percentage of subscription revenue for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, cost of subscription revenue increased due to higher online subscription volumes and higher percentages payable to our partners under online subscription arrangements.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and, with respect to hardware-based security products, computer platforms and other hardware components. The cost of product revenue remained relatively flat for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. As a percentage of product revenue, cost of product revenue increased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due primarily to increased incentive rebates and marketing funds. For the six months ended June 30, 2006, however, cost of product revenue as a percentage of product revenue has remained stable compared to the six months ended June 30, 2005.

Amortization of Purchased Technology

The increase in amortization of purchased technology in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 is due to the acquisitions of SiteAdvisor and Preventsys. Purchased technology related to these two acquisitions totaled $19.0 million. The purchased technology is being amortized over estimated useful lives with a weighted average period of 4.9 years.

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors based on the estimated fair values. The following table summarizes the stock-based compensation expense that we recorded in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Amortization of fair value of stock options issued to employees	$6,824	$17,722
Restricted stock awards and units	4,516	6,463
Employee Stock Purchase Plan	758	1,607

Total stock-based compensation expense	$12,098	$25,792

Amortization of fair value of stock options issued to employees.  We recognize the fair value of stock options issued to employees as stock-based compensation expense over the vesting period of the awards. As we adopted SFAS 123(R) using the modified prospective method, these charges include compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Restricted stock awards and units.  We recognize stock-based compensation expense for the fair value of restricted stock awards and restricted stock units. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the restricted stock awards and units. The fair value of these awards is recognized to expense over the requisite service period of the awards.

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued. Beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

The following table summarizes stock-based compensation expense recorded by income statement line item in the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Cost of net revenue — service and support	$494	$957
Cost of net revenue — subscription	169	305
Cost of net revenue — product	182	386

Stock-based compensation expense included in cost of net revenue	845	1,648
Research and development	3,495	7,338
Marketing and sales	4,873	10,099
General and administrative	2,885	6,707

Stock-based compensation expense included in operating expenses	11,253	24,144

Total stock-based compensation expense related to stock-based equity awards	12,098	25,792
Deferred tax benefit	(3,048)	(7,048)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$9,050	$18,744

Prior to our adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS 123. In the three and six months ended June 30, 2005, we recorded stock-based compensation expense (benefit) under APB 25 which consisted of the following items (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(As restated)	(As restated)

Grant date intrinsic value	$988	$2,258
Exchange of McAfee.com options	1,768	(346)
Repriced options	952	(1,170)
Restricted stock awards	178	372

Total stock-based compensation expense	3,886	1,114
Deferred tax benefit	(1,046)	(140)

Total stock-based compensation expense, after-tax	$2,840	$974

Grant date intrinsic value.  We recognize stock-based compensation expense over the vesting period of the awards for the excess of the fair value of our common stock as of the revised measurement date over the exercise price of the options. During the three and six months ended June 30, 2005, we recognized stock-based compensation expense totaling $0.9 million and $2.0 million, respectively, related to grant date intrinsic value. For additional information regarding the intrinsic charges resulting from revised measurement dates, refer to Note 3 to the condensed consolidated financial statements.

In connection with the acquisition of Foundstone in October 2004, we recorded deferred compensation for the intrinsic value of our options issued in exchange for unvested options held by Foundstone employees. These options are vesting over the requisite service period. We recorded stock-based compensation of approximately $0.1 million and $0.3 million in the three and six months ended June 30, 2005, respectively, related to these options.

Exchange of McAfee.com options.  In September 2002, we acquired the minority interest of McAfee.com and exchanged options to purchase our common stock for McAfee.com options held by McAfee.com employees. The exchanged options included a provision for a cash payment to the option holder upon exercise, which resulted in the options being accounted for as variable awards. The stock-based compensation expense of $1.8 million in the three months ended June 30, 2005 was due to an increase in our stock price from $22.56 at March 31, 2005 to $26.18 as of June 30, 2005. The stock-based compensation benefit of $0.3 million in the six months ended June 30, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $26.18 at June 30, 2005. Under SFAS 123(R), variable accounting does not apply to the exchanged options.

Repriced options.  Certain of our options were repriced in 1999, resulting in variable accounting. The stock-based compensation expense of $1.0 million in the three months ended June 30, 2005 was due to an increase in our stock price from $22.56 at March 31, 2005 to $26.18 at June 30, 2005. The stock-based compensation benefit of $1.2 million in the six months ended June 30, 2005 was due to a decline in our stock price from $28.93 at December 31, 2004 to $26.18 at June 30, 2005. Under SFAS 123(R), variable accounting does not apply to the repriced options.

Restricted stock awards.  We granted restricted stock awards to key employees and executives in 2005 and 2002. The stock-based compensation expense related to these awards is determined based on the excess of our closing stock price on the grant date over the $.01 purchase price, and is recognized over the vesting period. During the three and six months ended June 30, 2005, we recognized stock-based compensation expense totaling $0.2 million and $0.4 million, respectively.

The pre-tax stock-based compensation charge of $3.9 million and $1.1 million in the three and six months ended June 30, 2005, respectively, is included in the following line items in our condensed consolidated statement of income (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(As restated)	(As restated)

Cost of net revenue — service and support	$22	$4
Cost of net revenue — subscription	38	10
Cost of net revenue — product	(5)	(3)

Stock-based compensation expense included in cost of net revenue	55	11
Research and development	1,555	(859)
Marketing and sales	1,202	694
General and administrative	1,074	1,268

Stock-based compensation expense included in operating expenses	3,831	1,103

Total stock-based compensation expense related to stock-based equity awards	$3,886	$1,114

See Note 4 for additional information regarding stock-based compensation.

During 2006, we changed our equity compensation program for existing employees by starting to grant, in certain instances, restricted stock units that vest over a specified period of time in addition to awarding stock options. For new employees, we continue to grant stock options. Going forward, our management and compensation committee will consider utilizing all types of equity compensation to reward top-performing employees, including performance-based restricted stock units.

As of June 30, 2006, total compensation cost related to unvested stock options, restricted stock units, restricted stock awards and employee stock purchase rights not yet recognized and reduced by estimated forfeitures was $87.2 million. This amount is expected to be recognized over a weighted-average period of approximately 2.7 years.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

					Six Months Ended
	Three Months Ended June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Research and development(1)	$49,638	$45,054	$4,584	10%	$93,785	$83,089	$10,696	13%
Percentage of net revenue	18%	19%			17%	18%

(1)	Includes stock-based compensation expense of $3,495 and $1,555 in the three months ended June 30, 2006 and 2005, respectively, and $7,338 and ($859) in the six months ended June 30, 2006 and 2005, respectively.

Research and development expenses consist primarily of salary, benefits, and stock compensation for our development and technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended June 30, 2006 was primarily attributable to (i) a $6.7 million increase in salary expense for individuals performing research and development activities due to an increase in average headcount and salary increases that were effective beginning in April 2006, (ii) the recognition of $3.5 million of stock compensation expense in the three months ended June 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $1.6 million stock compensation expense under APB 25 in the three months ended June 30, 2005, and (iii) a $1.8 million increase attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition, partially offset by a decrease of $5.8 million due to our revised allocation of technical support costs related to a general decrease in product development.

The increase in research and development expenses in the six months ended June 30, 2006 was primarily attributable to (i) a $9.1 million increase in salary expense for individuals performing research and development activities due to an increase in average headcount and salary increases that were effective beginning in April 2006, (ii) the recognition of $7.3 million of stock compensation expense in the six months ended June 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $0.9 million stock compensation benefit under APB 25 in the six months ended June 30, 2005, (iii) a $2.1 million increase attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition, (iv) a $1.7 million increase in consulting fees, and (v) an increase of $1.0 million in equipment related purchases, primarily prototype hardware, offset by a decrease of $9.6 million due to our revised allocation of technical support costs related to a general decrease in product development efforts, weakening foreign currencies in EMEA and Japan against the U.S. Dollar, and a decrease in the use of third-party contractors in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

In 2006 our technical support teams devoted proportionately more time to routine customer support and less time to product development. We have allocated a greater percentage of technical support costs to cost of net revenue and a lesser percentage to research and development costs relative to prior periods.

We believe that continued investment in product development is critical to attaining our strategic objectives.

Marketing and Sales

The following table sets forth, for the periods indicated, a comparison of our marketing and sales expenses:

	Three Months Ended				Six Months Ended
	June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Marketing and sales(1)	$90,245	$78,833	$11,412	14%	$173,730	$149,781	$23,949	16%
Percentage of net revenue	33%	32%			31%	32%

(1)	Includes stock-based compensation expense of $4,873 and $1,202 in the three months ended June 30, 2006 and 2005, respectively, and $10,099 and $694 in the six months ended June 30, 2006 and 2005, respectively.

Marketing and sales expenses consist primarily of salary, commissions, stock compensation and benefits for marketing and sales personnel and costs associated with advertising and promotions. The increase in marketing and sales expenses during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 reflected (i) an $8.5 million increase in salary expense for individuals performing marketing and sales activities due to an increase in average headcount and salary increases that were effective beginning in April 2006, (ii) the recognition of $4.9 million of stock compensation expense in the three months ended June 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $1.2 million stock compensation expense under APB 25 in the three months ended June 30, 2005, and (iii) a $1.2 million increase in travel expense primarily attributable to increased average headcount, offset by (i) a decrease of $1.1 million due to our revised allocation of technical support costs related to a general decrease in product development efforts and (ii) a decrease of $1.0 million in commission expense.

The increase in marketing and sales expenses during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 reflected (i) the recognition of $10.1 million of stock compensation expense in the six months ended June 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $0.7 million stock compensation expense under APB 25 in the six months ended June 30, 2005, (ii) a $9.2 million increase in salary expense for individuals performing marketing and sales activities due to an increase in average headcount and salary increases that were effective beginning in April 2006, (iii) a $2.1 million increase in travel expense, primarily attributable to increased average headcount, and (iv) increased spending on marketing and sales programs, including marketing spend for SiteAdvisor and corporate branding initiatives, offset by (i) a $2.5 million decrease due to weakening foreign currencies in EMEA and Japan against the U.S. Dollar in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, (ii) a decrease of $1.5 million in commission expense, and (iii) a decrease of $1.1 million due to our revised allocation of technical support costs related to a general decrease in product development efforts.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended				Six Months Ended
	June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

General and administrative(1)	$55,298	$29,467	$25,831	88%	$92,046	$62,685	$29,361	47%
Percentage of net revenue	20%	12%			17%	13%

(1)	Includes stock-based compensation expense of $2,885 and $1,074 in the three months ended June 30, 2006 and 2005, respectively, and $6,707 and $1,268 in the six months ended June 30, 2006 and 2005, respectively.

General and administrative expenses consist principally of salary, stock compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 reflected (i) a $23.2 million increase in legal expenses, which includes expenses related to our offer to settle a derivative class action lawsuit, a commercial settlement, and indemnification costs for former directors and officers, (ii) a $3.2 million increase in salary expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases that were effective beginning in April 2006, and (iii) the recognition of $2.9 million of stock compensation expense in the three months ended June 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $1.1 million stock compensation expense under APB 25 in the three months ended June 30, 2005, partially offset by (i) $1.0 million decrease attributable to acquisition-related bonuses, primarily related to the Foundstone acquisition and (ii) a $0.5 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act and various other decreases in general and administrative expenses.

The increase in general and administrative expenses during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 reflected (i) a $24.7 million increase in legal fees, which includes expenses related to our offer to settle a derivative class action lawsuit, a commercial settlement, and indemnification costs for former directors and officers, (ii) the recognition of $6.7 million of stock compensation expense in the six months ended June 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $1.3 million stock compensation expense under APB 25 in the six months ended June 30, 2005, (iii) a $2.7 million increase in salary expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases that were effective beginning in April 2006, partially offset by (i) a $1.8 million decrease attributable to acquisition-related bonuses, primarily related to the Foundstone acquisition, (ii) a $1.4 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, and (iii) a $1.1 million decrease due to weakening foreign currencies in EMEA and Japan against the U.S. Dollar in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

SEC and Compliance Costs

SEC and compliance costs consist principally of costs associated with the investigation into our stock option granting practices and costs associated with independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC, which was finalized in 2006. In the three and six months ended June 30, 2006, we incurred costs of $3.4 million and $3.8 million, respectively. No costs were incurred during the comparable periods in 2005. The $3.4 million of SEC and compliance costs during the three months ended June 30, 2006 included a $1.9 million charge related to independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC finalized in 2006 and a $1.4 million expense related to the investigation into our stock option practices.

The $3.8 million of SEC and compliance costs during the six months ended June 30, 2006 included a $2.3 million charge related to independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC and a $1.4 million expense related to the investigation into our stock option granting practices.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended				Six Months Ended
	June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Amortization of intangibles	$2,851	$3,559	$(708)	(20)%	$5,649	$7,130	$(1,481)	(21)%

Intangibles consist of identifiable intangible assets. The decrease in amortization of intangibles in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was attributable to older intangibles becoming fully amortized in 2006 and 2005.

Restructuring Charges

The following table sets forth, for the periods indicated, a comparison of our restructuring charges:

	Three Months Ended				Six Months Ended
	June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Restructuring charges	$568	$3,676	$(3,108)	(85)%	$1,119	$6,023	$(4,904)	(81)%

During 2005, 2004 and 2003, we permanently vacated several leased facilities and recorded accruals for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of the remaining lease obligations, along with estimated costs associated with subleasing the vacated facility, net of estimated sublease rental income. The restructuring charge in the three and six months ended June 30, 2006 consists of accretion totaling $0.2 million and $0.3 million, respectively, and an adjustment to the accrual totaling $0.4 million and $0.8 million, respectively, attributable to a change in assumptions associated with property taxes on an existing lease and commissions on existing subleases. The restructuring charge in the three months ended June 30, 2005 consists of a charge totaling $3.1 million for permanently vacated leased facilities, a charge totaling $0.4 million for severance costs being recognized over the required service period related to the move of our European headquarters to Ireland and reductions in headcount, and accretion of $0.2 million. The restructuring charge in the six months ended June 30, 2005 consists of a charge totaling $4.0 million for permanently vacated leased facilities, a charge totaling $1.6 million for severance costs being recognized over the required service period related to the move of our European headquarters to Ireland and reductions in headcount, and accretion of $0.4 million. See Note 7 to the condensed consolidated financial statements for further information related to restructuring charges.

In-process Research and Development

During the three and six months ended June 30, 2006, we expensed $0.5 million of in-process research and development related to the acquisition of Preventsys, Inc. in June 2006. At the time of the acquisition, the ongoing project included the development of a new version of the security risk management system that will include increased functionality and new features, which we plan to introduce in the third quarter of 2006. At the date of acquisition, we estimated that, on average, 40% of the development effort had been completed and that the remaining 60% of the development would take approximately two months to complete and would cost approximately $0.5 million. During the three and six months ended June 30, 2005, we expensed $4.0 million of in-process research and development related to the acquisition of Wireless Security Corporation in June 2005.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income:

	Three Months Ended				Six Months Ended
	June 30,		2006 vs. 2005		June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Interest and other income	$7,198	$6,621	$577	9%	$18,663	$12,008	$6,655	55%

Interest and other income includes interest earned on investments, partially offset by net foreign currency transaction losses. The increase in interest and other income is partially due to an increase in average cash, marketable securities, and restricted cash in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 of approximately $119.7 million and in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 of approximately $207.5 million. In addition, our average rate of annualized return on our investments has also increased from approximately 3% in both the three and six months ended June 30, 2005, to approximately 4% in both the three and six months ended June 30, 2006 due to increasing interest rates. During the three months ended June 30, 2006 and 2005, we recorded net foreign currency transaction losses of $4.8 million and $0.2 million, respectively, in our condensed consolidated statements of income, and during the six months ended

June 30, 2006 and 2005, we recorded net foreign currency transaction losses of $6.8 million and $0.9 million, respectively, in our condensed consolidated statements of income.

(Benefit from) Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes.

	Three Months Ended					Six Months Ended
	June 30,		2006 vs. 2005			June 30,		2006 vs. 2005
	2006	2005	$	%		2006	2005	$	%
		(As restated)					(As restated)
	(Dollars in thousands)

(Benefit from) provision for income taxes	$(3,294)	$8,627	$(11,921)		**	$16,715	$24,305	$(7,590)	(31)%
Effective tax rate	(14)%	19%				19%	27%

**	Calculation not meaningful.

We estimate our annual effective tax rate based on year to date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year to date operating results. If our actual results, by jurisdiction, differ from each successive interim period’s forecasted operating results or if we change our forecast of operating results for the remainder of the year, our effective tax rate will change accordingly, affecting tax expense for both that successive interim period as well as year-to-date interim results.

The effective tax rate for the three months ended June 30, 2006 differs from the United States federal statutory rate (“statutory rate”) primarily due to a decrease in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year to date expense to our revised estimate of our annual effective rate and adjustments to valuation allowances. The effective tax rate for the three months ended June 30, 2005 differs from the statutory rate primarily due to the benefit of adjustments to valuation allowances and tax reserves. The effective tax rate for the six months ended June 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances. The effective tax rate for the six months ended June 30, 2005 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances and tax reserves. The reduction in the effective tax rate for the six months ended June 30, 2006 as compared to the prior year rate is primarily the result of an increase in pretax earnings in lower tax jurisdictions in 2006.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through March 31, 2009. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We are in compliance with these conditions as of June 30, 2006.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2006	2005
		(As restated)
	(In thousands)

Net cash provided by operating activities	$124,998	$203,246
Net cash used in investing activities	(285,419)	(92,272)
Net cash (used in) provided by financing activities	(200,158)	2,824

Overview

At June 30, 2006, we had cash and cash equivalents totaling $373.9 million, as compared to $728.6 million at December 31, 2005. In the six months ended June 30, 2006, we generated positive operating cash flows of

$125.0 million that were negatively impacted by the payment of the $50.0 million penalty to the SEC from our restricted cash and we received cash of $29.8 million related to our employee stock purchase plan and option exercises under our employee stock option plans. Uses of cash during the six-months ended June 30, 2006 included the repurchase of common stock of approximately $234.4 million, including commissions, net purchases of marketable securities of $247.5 million, acquisitions totaling $65.9 million, net of cash acquired, and purchases of property and equipment of $22.0 million.

Our working capital, defined as current assets minus current liabilities, was $437.2 million and $688.0 million at June 30, 2006 and December 31, 2005, respectively. The decrease in working capital of approximately $250.8 million from December 31, 2005 to June 30, 2006 was primarily attributable to a $216.7 million decrease in cash and short-term marketable securities balances, primarily due to the repurchase of common stock. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2006 and 2005 was primarily the result of our net income of $70.5 million and $66.7 million, respectively. Net income for the six months ended June 30, 2006 was adjusted for non-cash items such as depreciation and amortization of $33.2 million, stock compensation expense of $25.8 million, changes in accounts payable and other accrued liabilities of $17.5 million and changes in various assets and liabilities such as accounts receivable, deferred revenue and prepaid expenses, prepaid taxes and other assets. Operating cash inflows from deferred revenue was $44.6 million from December 31, 2005 to June 30, 2006 due to increased bookings of subscription and support contracts.

Historically, our primary source of operating cash flow was the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 42 days and 36 days in the three months ended June 30, 2006 and 2005, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of net revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2006 and 2005, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”

The decrease in cash related to accounts payable, accrued taxes and other liabilities was $17.5 million, which reflected the payment of the $50.0 million penalty to the SEC. Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the six months ended June 30, 2006 and 2005, we did not make any significant changes to our payment timing to our vendors.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of June 30, 2006, approximately $284.4 million was held outside the United States. We utilize a variety of operational planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have provided for U.S. federal income taxes on these amounts for consolidated financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the United States. The American Jobs Creations Act of 2004 provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including our year ending December 31, 2005. As a result, $350.0 million was repatriated in the fourth quarter of 2005.

In the third quarter of 2005, we placed $50.0 million in escrow for a proposed settlement with the SEC relating to the “Formal Order of Private Investigation” into our accounting practices that commenced on March 22, 2002 (see Note 12 to our condensed consolidated financial statements). On February 9, 2006, the SEC entered the final judgment for settlement with us. The $50.0 million escrow was released and transferred to the SEC on February 13, 2006. The transfer to the SEC is reflected as cash provided by investing activities of $50.0 million and cash used in operating activities of $50.0 million. The interest earned on the amount in escrow was released to us when the transfer was made to the SEC and is reflected as a positive adjustment to reconcile net income to net cash provided by operating activities on our condensed consolidated statement of cash flows for the six months ended June 30, 2006.

We have incurred material expenses in 2006 as a direct result of the investigation into our stock option granting practices and related accounting. These costs primarily related to professional services for legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the informal investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters.

We expect to meet our obligations as they become due through available cash and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 12. We do believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Investing Activities

Our investing activities for the six months ended June 30, 2006 and 2005 are as follows (in thousands).

	Six Months Ended
	June 30,
	2006	2005
		(As restated)

Net purchases of marketable securities	$(247,479)	$(56,917)
Decrease (increase) in restricted cash	49,897	(7)
Purchase of property and equipment and leasehold improvements	(21,968)	(16,648)
Acquisitions, net of cash acquired	(65,869)	(20,200)
Proceeds from sale of assets and technology	—	1,500

Net cash used in investing activities	$(285,419)	$(92,272)

Investments

We have classified our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income, mortgage-backed and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Restricted Cash

The current restricted cash balance of $50.5 million at December 31, 2005 reflected the $50.0 million we placed in escrow for the SEC settlement and the interest earned on the escrow which was restricted until released by the SEC as discussed in “Operating Activities” above. The interest earned on the escrow was released to cash upon payment to the SEC.

The non-current restricted cash balance of $1.0 million at June 30, 2006 and $0.9 million at December 31, 2005 consisted primarily of cash collateral related to the Foundstone facility lease, the Entercept facility lease and a facility lease in India, as well as workers’ compensation insurance coverage.

Property and Equipment

The $22.0 million and $16.6 million of property and equipment purchased during the six months ended June 30, 2006 and 2005, respectively, was primarily for upgrades of our existing accounting system and purchases of computers, equipment and software. In the three months ended June 30, 2006, we also acquired land adjacent to our facility in Plano, Texas for $1.8 million.

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

Acquisitions

In June 2006, we acquired 100% of the outstanding capital shares of Preventsys, Inc., a creator of security risk management and automated security compliance reporting, for approximately $4.8 million in cash, including acquisition costs and net of cash acquired. In April 2006, we acquired 100% of the outstanding capital shares of SiteAdvisor, Inc., a web safety consumer software company that tests and rates internet sites on an ongoing basis, for approximately $61.1 million, including acquisition costs and net of cash acquired.

Our available cash and equity securities may be used to acquire or invest in complementary companies, products and technologies.

Financing Activities

Our financing activities for the six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
		(As restated)

Proceeds from issuance of common stock under stock option and stock purchase plans	$29,810	$50,175
Excess tax benefits from stock-based compensation	4,392	—
Repurchase of common stock	(234,360)	(47,351)

Net cash (used in) provided by financing activities	$(200,158)	$2,824

Stock Option and Stock Purchase Plans

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $29.8 million and $50.2 million in six months ended June 30, 2006 and 2005, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. Beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. In the six months ended June 30, 2006, we changed our equity compensation program for existing employees by starting to grant, in certain instances restricted stock units in addition to awarding stock options. We continued to grant stock options to new employees. Although management has not determined what type of equity compensation we will use to reward top-performing employees, if management decides to grant only restricted stock units, which provide no proceeds to us, going forward, our proceeds from issuance of common stock will decrease significantly.

Excess Tax Benefits from Stock-Based Compensation

The excess tax benefit reflected as a financing cash inflow in the six months ended June 30, 2006 represents excess tax benefits realized relating to stock-based payments to our employees, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.

Repurchase of Common Stock

During the six months ended June 30, 2006, we used $234.2 million to repurchase 9.8 million shares of our common stock in the open market. In addition, we used approximately $0.2 million in connection with our obligation to one holder of restricted stock to withhold the number of shares required to satisfy such holder’s tax liabilities in connection with the vesting of such shares.

Credit Facility

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding as of June 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2006 are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2006 filed simultaneously with this quarterly report on Form 10-Q.

Item 4.	Controls and Procedures

Background of the Restatement

As described in the “Explanatory Note Regarding Restatement” preceding Part I, Item 1 and Note 3 to the consolidated financial statements of our annual report on Form 10-K for the year ended December 31, 2006, during 2007 and 2006 a special committee of our board of directors carried out an independent investigation related to our historical stock option granting practices. As a result of the investigation, we concluded that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. The original accounting measurement dates for approximately 15,600 grants were revised in the periods 1995 through 2005, errors to variable awards were corrected and charges for modifications previously unaccounted for were recorded, resulting in a total of $137.4 million additional pre-tax, non-cash stock-based compensation expense to be recognized over the applicable vesting periods.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that because of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2006.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses in our internal controls over financial reporting as of June 30, 2006.

Financial Close and Reporting Process

Our management concluded that the controls over our financial close and reporting process did not operate effectively as of June 30, 2006. In particular, management detected errors subsequent to the completion of its interim financial close and reporting process. Although the errors were not deemed to be individually material, their occurrence is indicative that the controls related to the financial close and reporting process were not operating in an effective manner. Because our controls over the financial close and reporting process had not operated consistently for a sufficient period of time, as of June 30, 2006 there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected at June 30, 2006.

As described below under the heading “Changes in Internal Controls Over Financial Reporting,” we have taken a number of steps during the three months ended and subsequent to June 30, 2006 designed to remediate our material weakness with respect to our financial close and reporting process, and our management has concluded that these efforts have led to the remediation of the this material weakness.

Stock Administration Process

As noted above, during the first six months of 2006, our management identified errors in our historical stock option granting practices as a result of the independent investigation. These errors were a result of internal control deficiencies in our stock option granting and accounting practices, including the recording and disclosure of stock-based compensation expense in our financial statements since 1995. Specifically, effective controls, including monitoring, were not designed and in place to provide reasonable assurance regarding the existence, completeness, accuracy, valuation and presentation of activity related to our granting of stock options in the financial statements.

Due to the ongoing discovery of prior period errors that resulted from these internal control deficiencies and the absence of mitigating controls, management has concluded that, as of June 30, 2006, we did not maintain effective controls over our stock option granting and accounting practices, including the recording and disclosure of stock-based compensation expense in our financial statements. These internal control deficiencies resulted in errors in (i) stock-based compensation expense, additional paid-in capital, related income tax accounts and weighted average diluted shares outstanding and (ii) related financial statement disclosures. Management has concluded that these internal control deficiencies constitute a material weakness in internal control because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

As described below under the heading “Changes in Internal Controls Over Financial Reporting,” we have taken a number of steps designed to improve our stock administration process.

Accounting for Income Taxes

Our management identified errors in the tax calculations for the quarterly and annual financial statements resulting from (i) historical analyses not being prepared in sufficient detail, (ii) current period tax calculations not being accurately prepared, and (iii) reviews of tax calculations not being performed with sufficient precision. Due to the number and amount of the errors identified resulting from these internal control deficiencies and the absence of mitigating controls, management has concluded that these internal control deficiencies constitute a material weakness in internal control because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

As described below under the heading “Changes in Internal Controls Over Financial Reporting,” we have taken a number of steps designed to improve our accounting for income taxes.

Changes in Internal Controls Over Financial Reporting

Except for those described below, there have been no changes in our internal control over financial reporting since March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Financial Close and Reporting Process

In order to remediate the material weakness described above with respect to our financial close and reporting process, we took certain steps during 2006 and 2005 to ensure the remediation and continued effectiveness of our controls in subsequent periods. In accordance with the remediation plan set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, we took a number of steps, including the following:

•	Hired additional personnel for key finance and accounting functions, including a controller of our North American and Latin American operations and a senior manager of technical accounting to ensure the consistency of our accounting policies and procedures worldwide.

•	Automated many of our controls and financial reporting processes.

•	Implemented additional monitoring controls designed to improve upon the accuracy and timely preparation of our financial statements and related SEC filings.

•	Standardized our worldwide policies and procedures.

In connection with and as set forth in management’s evaluation of the effectiveness of our disclosure controls and procedures for the year ended December 31, 2006 set forth in our annual report on Form 10-K for the year ended December 31, 2006 and filed simultaneously with this quarterly report on Form 10-Q, management has concluded that these efforts have improved our internal control over financial reporting and have led to the remediation of this material weakness relating to the financial close and reporting process.

Stock Administration Process

Our management and our board of directors took the following actions during the remainder of 2006 to enhance our control environment to reduce the risk of recurrence of future errors related to stock option granting practices.

•	Standardization of grant evidence and approval: All grants of stock awards to employees are made solely by the compensation committee of our board of directors, in its sole discretion, and no authority to grant stock awards may be delegated to management.

•	Standardization of grant timing: All grants of stock awards to employees are made only at regularly scheduled quarterly meetings of the compensation committee.

•	Changes in our executive management team: Our executive management team has changed significantly over the past two years: we terminated for cause the employment of our prior general counsel and our prior president, and our prior chief executive officer retired, and our senior vice president of human resources resigned.

To improve the completeness and accuracy of all stock-based compensation expense resulting from the independent investigation, our management is implementing the following controls:

•	Accumulation and tracking of stock-based compensation expense: Monitoring and tracking procedures for stock-based compensation expense resulting from the stock option investigation within a secure controlled directory.

•	Processing and reconciliation of stock-based compensation expense: Processes to ensure that all stock-based expenses are properly calculated, independently approved and reconciled from the database to our stock administration accounting system.

•	Independent approval and recording of stock-based compensation expense: Procedures to ensure that stock-based compensation expenses are recorded via journal entries that are independently approved by corporate accounting management and evidenced by complete supporting documentation.

Accounting for Income Taxes

We have begun the process of remediating the material weakness in accounting for income taxes by hiring more tax accounting personnel, with an emphasis on hiring personnel having international tax expertise. We will continue to make personnel additions and changes, and as necessary, implement additional remedial steps as indicated below:

•	We are enhancing the training and education of our tax accounting personnel.

•	We are automating key elements of the calculation of the provision for income taxes and the account reconciliation processes by implementing a new tax accounting system.

•	We are improving our interim and annual review processes for various calculations including the tax provision computation process.

We believe the above steps will provide us with the infrastructure and processes necessary to accurately record stock-based compensation expense and to accurately calculate our tax provision on a quarterly basis. We will continue to implement these remedial steps to ensure operating effectiveness of the improved internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Special Committee Investigation of Historical Stock Option Granting Practices

We became aware of potential issues with respect to our historical stock option grants in May 2006 after the Center for Financial Research and Analysis (“CFRA”) released a report titled “Options Backdating — Which Companies are at Risk?” This report concluded there was a high probability that we backdated option grants from 1997 to 2002, based on stock price trends around certain grant dates. Upon becoming aware of the CFRA report, management immediately commenced a voluntary internal review involving the examination of certain stock option grants. In May 2006, management notified our board of directors that an internal review was in process in response to the findings in the CFRA report.

During our initial review, management discovered irregularities in certain historical stock option grants and discussed these findings with the board of directors in late May 2006. We learned during the course of the initial review, and through subsequent discussions between our former general counsel and certain directors, of irregularities regarding the pricing of a grant to our former general counsel. Upon review of the findings of the internal review, the board of directors immediately terminated the employment of our former general counsel for cause.

The board of directors created a committee (the “special committee”) comprised of certain of its members who were independent of our company and management and who had not previously served as members of our board’s compensation committee to conduct an investigation to evaluate the conduct and performance of our officers, employees and directors who were involved in the option granting process and to evaluate the timing of option grants, the related approval documentation and accounting implications with respect to grants made during the period from January 1, 1995 through March 31, 2006. In May 2006, the special committee retained independent counsel and forensic accountants to assist in the investigation (collectively referred to as the “investigative team”). No limits were placed on the scope of the investigation. Independent counsel first met with the audit committee and with the special committee in June 2006.

Findings and Remedial Actions

The special committee presented its initial findings to the board of directors on October 10, 2006. As part of this presentation, the special committee communicated to our board of directors information concerning irregularities with respect to the new hire option grant of our former president. Immediately following that presentation, our chairman and chief executive officer retired and our president was terminated. The board determined this termination was for cause. The investigation was completed in November 2007. The investigation ultimately determined that: (i) certain option grants were previously accounted for using incorrect measurement dates and, in some instances such dates were chosen with the benefit of hindsight so as to give more favorable exercise prices, (ii) modifications were made to certain option grants post-employment and were not previously recorded, (iii) correction of errors to options historically accounted for as variable awards was required and (iv) income tax implications exist as a result of the revision of stock option measurement dates. As a result of these findings, we have restated our condensed consolidated financial statements to properly reflect the correction of these errors. During this restatement, we also corrected other known errors.

Government Inquiries Relating to Historical Stock Option Practices

On May 23, 2006, the SEC notified us that an investigation had begun regarding our historical stock option grants. On June 7, 2006, the SEC sent us a subpoena requesting certain documents related to stock options granted between January 1, 1995 and the date of the subpoena. On August 15, 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California relating to the termination of our former general counsel, his stock option related activities and the investigation.

On November 2, 2006, certain members of the investigative team met with the staff of the SEC’s Division of Enforcement and presented the initial findings of the investigation. As a result of that meeting, the scope of the investigation was expanded to include: (i) a review of the historical option grants by McAfee.com, (ii) historical exercise activity with respect to our option grants to consider potential exercise date manipulation and (iii) post-employment arrangements with former executives.

On November 6, 2006, we received a document request from the SEC for option grant data for McAfee.com, one of our former consolidated subsidiaries that had been a publicly traded company from December 1999 through September 2002.

The investigative team had meetings and continuous discussions with the SEC from May 2006 through the end of the investigation in November 2007. We have provided documents requested and we are cooperating with the SEC’s investigation.

We cannot predict how long it will take or how much more time and resources we will have to expend to resolve these government inquiries, nor can we predict the outcome of the inquiries. There can be no assurance that other inquiries, investigations or actions will not be commenced by other United States federal or state regulatory agencies or authorities or by foreign governmental agencies or authorities and that such actions will not result in significant fines and/or penalties.

Late SEC Filings

Due to the time necessary to conclude the special committee investigation and to restate our condensed consolidated financial statements in accordance with the conclusions reached by the special committee, we were not a timely filer of our 2006 annual report on Form 10-K and of our quarterly reports on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007, and September 30, 2007. As a result, we received a letter, dated March 19, 2007, from The New York Stock Exchange (the “NYSE”), which requested that we contact the NYSE to discuss the status of this filing of our annual report on Form 10-K and that we issue a press release disclosing the status of the filing, noting the delay, the reason for the delay and the anticipated filing date. Our press release already issued on February 8, 2007 satisfied these requirements. On August 28, 2007, we requested the NYSE to grant an extension of our continued listing and trading until December 31, 2007 in order to provide adequate time to conclude our investigation and become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. The NYSE granted this request on September 17, 2007, subject to reassessment on an ongoing basis, and on September 18, 2007, we issued a press release disclosing this extension. We have periodically met with the NYSE to discuss the status of the investigation and becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

With the filing of our 2006 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007, and September 30, 2007, we believe we have returned to full compliance with SEC reporting requirements.

Securities Cases

On May 31, 2006, a purported stockholder derivative lawsuit — styled Dossett v. McAfee, Inc., No. 5:06CV3484 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Dossett”). On June 7, 2006, another purported stockholder’s derivative lawsuit — styled Heavy & General Laborers Locals 472 & 172 Pension & Annuity Funds v. McAfee, Inc., No. 5:06CV03620 (JF) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Laborers”). The Dossett and Laborers actions generally allege that we improperly backdated stock option grants between 1997 and the present, and that certain of our current and former officers or directors either participated in this backdating or allowed it to happen. The Dossett and Laborers actions assert claims purportedly on behalf of us for, inter alia, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement, and violations of the federal securities laws. On July 13, 2006, the United States District Court for the Northern District of California entered an order consolidating the Dossett and Laborers actions as In re McAfee, Inc. Derivative Litigation, Master File No. 5:06CV03484 (JF) (the “Consolidated Action”). On January 22, 2007, we moved to dismiss the complaint in the Consolidated Action on the grounds that plaintiffs lack standing to sue on our behalf because, inter alia, they did not make a pre-suit demand on our board of directors. At the parties’ request, the Court has continued on several occasions the due date for the plaintiffs’ opposition to our motion to dismiss and the date for the hearing of that motion. Currently, there is no deadline by which plaintiffs must file an opposition to the pending motion to dismiss.

On August 7, 2007, a new stockholders’ derivative lawsuit — styled Webb v. McAfee, Inc., No. C 07 4048 (PVT) — was filed in the United States District Court for the Northern District of California against certain of our current and former directors and officers (“Webb”). The new lawsuit generally alleges the same facts and causes of action that plaintiffs have asserted in the Consolidated Action. The plaintiff in Webb has requested that his action be consolidated with the Consolidated Action. On September 21, 2007, the Court consolidated the Webb action with the Consolidated Action.

On June 2, 2006, three identical lawsuits — styled Greenberg v. Samenuk, No. 106CV064854, Gordon v. Samenuk, No. 106CV064855, and Golden v. Samenuk, No. 106CV064856 — were filed in the Superior Court of the State of California, County of Santa Clara against certain of our current and former directors and officers (the “State Actions”). Like the Consolidated Action, the State Actions generally allege that we improperly backdated stock option grants between 2000 and the present, and that certain of our current and former officers or directors either participated in this backdating or allowed it to happen. Like the Consolidated Action, the State Actions assert claims purportedly on behalf of us for, inter alia, breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, and gross mismanagement. On June 23, 2006, we moved to dismiss these actions in favor of the first-filed Consolidated Action. On September 18, 2006, the Court consolidated the State Actions and denied our motions to dismiss, but stayed the State Actions due to the first-filed action in federal court. The Court has continued the stay on several occasions.

In December 2007, we reached a tentative settlement with the plaintiffs in the Consolidated Action and the State Actions. We have accrued $13.8 million in the condensed consolidated financial statements as of June 30,

2006 related to expected payments pursuant to the tentative settlement and expect to complete the documentation and the required approvals in late December 2007 or early in the first quarter of 2008. While we cannot predict the ultimate outcome of the lawsuits, the provision recorded in the financial statements represents our best estimate at this time.

Certain investment bank underwriters, our company, and certain of our directors and officers have been named in a putative class action for violation of the federal securities laws in the United States District Court for the Southern District of New York, captioned In re McAfee.com Corp. Initial Public Offering Securities Litigation, 01 Civ. 7034 (SAS). This is one of a number of cases challenging underwriting practices in the initial public offerings (“IPOs”), of more than 300 companies. These cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). Plaintiffs generally allege that certain underwriters engaged in undisclosed and improper underwriting activities, namely the receipt of excessive brokerage commissions and customer agreements regarding post-offering purchases of stock in exchange for allocations of IPO shares. Plaintiffs also allege that various investment bank securities analysts issued false and misleading analyst reports. The complaint against us claims that the purported improper underwriting activities were not disclosed in the registration statements for McAfee.com’s IPO and seeks unspecified damages on behalf of a purported class of persons who purchased our securities or sold put options during the time period from December 1, 1999 to December 6, 2000. On February 19, 2003 the Court issued an Opinion and Order dismissing certain of the claims against us with leave to amend. We accepted a settlement proposal on July 15, 2003.

We, together with the other issuer defendants and plaintiffs, entered into a stipulation of settlement and release of claims against the issuer defendants that was submitted to the Court for approval in June 2004. On August 31, 2005, the Court preliminarily approved the settlement which, among other things, was conditioned upon class certification. In December 2006, the appellate court overturned the certification of classes making it unlikely that the proposed settlement would receive final Court approval. As a result, on June 25, 2007, the Court entered an order terminating the proposed settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement. Thus, the ultimate outcome, and any ultimate effect on us, cannot be precisely determined at this time.

SEC Settlement Related to Prior Restatement

On March 22, 2002, the SEC notified us that it had commenced a “Formal Order of Private Investigation” into our accounting practices in connection with our prior restatement. On September 29, 2005, we announced we had reserved $50.0 million in connection with the proposed settlement with the SEC and we had deposited $50.0 million in an escrow account with the SEC as the designated beneficiary. On February 9, 2006, the SEC entered the final judgment for the settlement with us. We also agreed to release $50.0 million to the SEC for the civil penalty on February 13, 2006 and certain other conditions, such as engaging independent consultants to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws.

Indemnification Obligations

As permitted under Delaware law, we have indemnification agreements in effect whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our expense exposure and may enable us to recover a portion of future amounts paid.

Other Legal Matters

We are named from time to time as a party to lawsuits in the normal course of our business. Litigation in general and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. See Note 12 to the notes to condensed consolidated financial statements for additional information with respect to legal matters.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2006 filed simultaneously with this quarterly report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The table below sets forth all repurchases by us of our common stock during the quarter ended June 30, 2006, all of which were pursuant to a publicly announced plan or program (in thousands, except price per share):

				Approximate Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased as	that May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plan or	Our Stock Repurchase
Period	Purchased	per Share	Repurchase Program	Program

April 1, 2006 through April 30, 2006	—	$—	—	$250,036
May 1, 2006 through May 31, 2006	152	24.95	152	246,238
June 1, 2006 through June 30, 2006	—	—	—	246,238

Total	152	$24.95	152

In April 2006, our board of directors authorized the repurchase of an additional $250.0 million of our common stock in the open market from time to time until October 2007, depending upon market conditions, share price and other factors. In May 2006, we repurchased approximately 0.2 million shares in open market transaction for a total of $3.8 million. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices. The remaining $246.2 million authorized for repurchases at June 30, 2006 expired in October 2007. We expect that our executive management will recommend to our board of directors that a new common stock repurchase program be authorized.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 25, 2006.

•	The election of two Class II directors to serve until their successors have been elected and qualified.

Name of Nominee	Number of Votes For	Number of Votes Withheld

Leslie Denend	125,474,533	22,208,305
George Samenuk	136,263,811	11,419,027

•	Ratification of the amendment to our 1993 Stock Option Plan for Outside Directors.

		Number of Votes
Number of Votes For	Number of Votes Against	Abstained

89,967,338	36,765,805	273,851

•	Ratification of the selection of Deloitte & Touche LLP as our independent auditors.

		Number of Votes
Number of Votes For	Number of Votes Against	Abstained

140,128,489	7,499,279	55,069

Item 5.	Other Information

None.

Item 6.	Exhibits

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

McAfee Inc.

/s/  Eric F. Brown
Eric F. Brown
Executive Vice President, Chief Financial Officer and
Chief Operating Officer

December 21, 2007

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit	Filing	Filed with
Number	Description	Form	Number	Number	Date	this 10-Q

3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997	S-4	333-48593	3.1	March 25, 1998
3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Second Amended and Restated Bylaws of the Registrant	10-Q	001-31216	3.3	November 8, 2004
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-A	000-20558	5.0	October 22, 1998
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X