Form 10-Q
period 2006-09-30
McAfee, Inc.
filed 2007-12-21
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

MCAFEE, INC.

FORM 10-Q
September 30, 2006

EXPLANATORY NOTE REGARDING RESTATEMENT

In this quarterly report on Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, our condensed consolidated statement of income and comprehensive income for the three and nine months ended September 30, 2005 and the related condensed consolidated statement of cash flows for the nine months ended September 30, 2005, as a result of an independent stock option investigation conducted by a special committee of our board of directors. This restatement is more fully described in Note 3, “Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings,” to our condensed consolidated financial statements, in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 1 “Legal Proceedings” in this quarterly report on Form 10-Q and in our “Explanatory Note Regarding Restatement” preceding Part I of our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). In our 2006 Form 10-K to be filed with the Securities and Exchange Commission (“SEC”) simultaneously with the filing of this Form 10-Q, we are restating (i) our audited consolidated financial statements as of December 31, 2005 and for each of the two years in the period ended December 31, 2004; (ii) our selected financial data as of and for the years ended December 31, 2005, 2004, 2003 and 2002; and (iii) our unaudited quarterly financial data for the first quarter in the year ended December 31, 2006 and for all quarters in the year ended December 31, 2005.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
		(As restated
		See Note 3)
	(In thousands, except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$381,962	$728,592
Restricted cash	—	50,489
Short-term marketable securities	328,978	316,298
Accounts receivable, net of allowance for doubtful accounts of $1,458 and $2,389, respectively	132,707	159,130
Prepaid expenses and prepaid taxes	123,649	79,132
Deferred income taxes	233,250	204,208
Other current assets	26,930	28,490

Total current assets	1,227,476	1,566,339
Long-term marketable securities	523,341	212,131
Restricted cash	1,043	939
Property and equipment, net	90,950	85,692
Deferred income taxes	224,014	237,970
Intangible assets, net	75,877	80,086
Goodwill	488,696	437,488
Other assets	21,486	15,589

Total assets	$2,652,883	$2,636,234

LIABILITIES
Current liabilities:
Accounts payable	$36,966	$34,678
Accrued SEC settlement	—	50,000
Accrued income taxes	93,623	76,740
Accrued compensation	53,645	55,781
Accrued marketing	17,514	15,172
Other accrued liabilities	85,646	70,288
Deferred revenue	655,537	575,665

Total current liabilities	942,931	878,324
Deferred revenue, less current portion	180,510	176,141
Accrued taxes and other long-term liabilities	152,754	147,128

Total liabilities	1,276,195	1,201,593

Commitments and contingencies (Notes 12 and 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2006 and 2005	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 172,512,046 shares at September 30, 2006 and 170,453,210 shares at December 31, 2005; Outstanding: 159,935,439 shares at September 30, 2006 and 167,688,210 shares at December 31, 2005	1,726	1,705
Treasury stock, at cost: 12,576,607 shares at September 30, 2006 and 2,765,000 shares at December 31, 2005	(303,074)	(68,395)
Additional paid-in capital	1,510,992	1,443,743
Deferred stock-based compensation	—	(8,146)
Accumulated other comprehensive income	30,638	33,923
Retained earnings	136,406	31,811

Total stockholders’ equity	1,376,688	1,434,641

Total liabilities and stockholders’ equity	$2,652,883	$2,636,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated		(As restated
		See Note 3)		See Note 3)
	(In thousands, except per share data)
	(Unaudited)

Net revenue:
Service and support	$160,388	$141,932	$466,298	$410,591
Subscription	110,822	90,891	299,197	236,797
Product	15,853	17,466	74,422	77,679

Total net revenue	287,063	250,289	839,917	725,067
Cost of net revenue:
Service and support	13,127	5,682	39,736	18,127
Subscription	29,624	16,464	76,077	46,058
Product	15,415	13,135	45,810	44,402
Amortization of purchased technology	5,987	4,501	16,180	13,363

Total cost of net revenue	64,153	39,782	177,803	121,950
Operating costs:
Research and development	50,641	47,188	144,426	130,277
Marketing and sales	91,260	72,717	264,990	222,498
General and administrative	35,055	29,614	127,101	92,299
SEC and compliance costs	7,901	—	11,673	—
Amortization of intangibles	2,656	2,906	8,305	10,036
Restructuring (benefits) charges	(1,393)	(10)	(274)	6,013
In-process research and development	—	—	460	4,000
SEC settlement charge	—	50,000	—	50,000

Total operating costs	186,120	202,415	556,681	515,123

Income from operations	36,790	8,092	105,433	87,994
Interest and other income	13,922	6,657	32,585	18,665
Gain (loss) on investments, net	154	(160)	68	(1,106)

Income before provision for income taxes	50,866	14,589	138,086	105,553
Provision for income taxes	16,776	2,276	33,491	26,581

Net income	$34,090	$12,313	$104,595	$78,972

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of reclassification adjustment for gains (losses) recognized on marketable securities during the period and income tax	$878	$(462)	$1,457	$(943)
Foreign currency translation gain (loss)	1,791	3,941	(4,742)	1,711

Comprehensive income	$36,759	$15,792	$101,310	$79,740

Net income per share — Basic	$0.21	$0.07	$0.65	$0.48

Net income per share — Diluted	$0.21	$0.07	$0.64	$0.47

Shares used in per share calculation — Basic	159,728	166,174	161,343	164,201

Shares used in per share calculation — Diluted	161,485	170,756	163,132	168,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
		(As restated
		See Note 3)
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$104,595	$78,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,688	50,939
Tax benefit from exercise of non-qualified stock options	—	22,341
(Recovery of) provision for doubtful accounts, net	(197)	1,309
Non-cash restructuring (benefit) charge	(286)	3,326
Interest released from restricted cash	489	—
Acquired in-process research and development	460	4,000
(Discount) premium amortization on marketable securities	(5,438)	461
Loss (gain) on sale of assets and technology	207	(499)
(Gain) loss on sale of investments	(68)	1,106
Deferred income taxes	(22,224)	(8,446)
Non-cash stock-based compensation expenses	37,988	5,002
Excess tax benefits from stock-based compensation	(4,811)	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	31,328	32,646
Prepaid expenses, prepaid taxes and other assets	(45,839)	(9,098)
Accounts payable and other accrued liabilities	(8,342)	17,167
Deferred revenue	65,723	93,426

Net cash provided by operating activities	204,273	292,652

Cash flows from investing activities:
Purchase of marketable securities	(1,034,796)	(565,824)
Proceeds from sales of marketable securities	471,990	345,946
Proceeds from maturities of marketable securities	246,694	142,907
Decrease (increase) in restricted cash	49,896	(50,007)
Purchase of property, equipment and leasehold improvements	(30,707)	(25,041)
Proceeds from sale of assets and technology	—	1,500
Acquisitions, net of cash acquired	(65,871)	(20,200)

Net cash used in investing activities	(362,794)	(170,719)

Cash flows from financing activities:
Proceeds from issuance of common stock from option and stock purchase plans	32,007	94,453
Excess tax benefits from stock-based compensation	4,811	—
Repurchase of common stock	(234,679)	(47,351)

Net cash (used in) provided by financing activities	(197,861)	47,102

Effect of exchange rate fluctuations on cash	9,752	(19,815)

Net (decrease) increase in cash and cash equivalents	(346,630)	149,220
Cash and cash equivalents at beginning of period	728,592	291,155

Cash and cash equivalents at end of period	$381,962	$440,375

Non-cash investing activities:
Unrealized gain (loss) on marketable securities, net	$1,457	$(943)

Accrual for purchase of property, equipment and leasehold improvements	$1,849	$—

Fair value of assets acquired in business combinations, excluding cash acquired	$75,158	$20,948

Liabilities assumed in business combinations	$9,289	$748

Non-cash financing activities:
Realization of deferred tax assets of acquired company	$—	$38,838

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$50,844	$34,623

Cash received from income tax refunds	$2,972	$1,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and September 30, 2005. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2006 filed simultaneously with this quarterly report on Form 10-Q.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position as of September 30, 2006 and results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

On January 1, 2006, we adopted a new policy related to stock-based compensation, as more fully described below. Other than this item, there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2006. Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2006, which is filed simultaneously with this quarterly report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We have also described our policy for the restatement of our stock-based compensation expense below.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Among other items, SFAS 123(R) requires companies to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our stock-based awards include stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan (“ESPP”).

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard to all stock-based awards issued on or after January 1, 2006 and any outstanding stock-based awards that were issued but not vested as of January 1, 2006. Accordingly, our condensed consolidated financial statements for the three and nine months ended September 30, 2005 have not been restated to reflect the impact of SFAS 123(R). During the three and nine months ended September 30, 2005, we recognized stock-based compensation expense of $3.9 million and $5.0 million, respectively, related to grant date intrinsic value resulting from revised accounting measurement dates, the exchange of McAfee.com options in 2002, the re-pricing of options in 1999 and restricted stock awards. See Note 4 for additional information.

In the three months ended September 30, 2006, we recognized stock-based compensation expense of $14.9 million in our condensed consolidated financial statements, which included $9.6 million for stock options, $5.0 million for restricted stock awards and units and $0.3 million for our ESPP. In the nine months ended September 30, 2006, we recognized stock-based compensation expense of $40.7 million in our condensed consolidated financial statements, which included $27.3 million for stock options, $11.4 million for restricted stock awards and units and $1.9 million for our ESPP. These amounts include: (i) compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, (ii) compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), (iii) compensation expense for the cash settlement of certain stock options held by former employees that expired during the period from July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, the (“blackout period”), and were not eligible for extension, (iv) compensation expense for restricted stock award and unit grants made both before and after January 1, 2006 and (v) compensation expense for our ESPP in accordance with SFAS 123(R).

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Date of Execution of UWC

For certain grants, we were unable to locate contemporaneous documentation confirming that a compensation committee meeting, or a meeting by a delegated level of authority, occurred on the effective date of the UWC. For compensation committee UWCs with effective dates in 2004 and 2005, which cover 0.4 million options, we discovered instances in which documented approval actually occurred subsequent to the UWC effective date. The revised measurement date in these instances is the documented approval date. There were no options granted in compensation committee UWCs from 2001 through 2003. For UWCs prior to 2001, which cover 9.4 million options, and all delegated committee UWCs, the compensation or delegated committee resolved to grant options, and later documented such resolutions in UWCs, with an effective date which reflected the date of the granting actions. With the exception of one UWC, no evidence was located that contradicted a UWC with an effective date as the approval date for any compensation committee grants prior to 2001. For UWCs prior to 2001, we did not locate any evidence that caused us to question the reliability of UWCs, outside one instance discussed above. We have therefore placed reliance on the compensation committee UWCs prior to 2001.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sales Incentives and Sales Returns

We reduce revenue for estimates of sales incentives and sales returns. We offer sales incentives, including channel rebates, marketing funds and end-user rebates for products in our corporate and consumer product lines. Additionally, end-users may return our products, subject to varying limitations, through distributors and resellers or to us directly for a refund within a reasonably short period from the date of purchase. We estimate and record

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves for sales incentives and sales returns based on our historical experience. In each accounting period, we must make judgments and estimates of sales incentives and potential future sales returns related to current period revenue. These estimates affect our net revenue line item on our condensed consolidated statements of income and affect our net accounts receivable, deferred revenue and other accrued liabilities line items on our condensed consolidated balance sheets. These estimates affect all of our operating geographies. Effective September 2006, in connection with the launch of our new consumer products, all consumer incentive rebates are recorded ratably as an offset to revenue over the term of the subscription.

Inventory

Inventory, which consists primarily of finished goods owned at fulfillment partner locations and inventory sold into our channel which has not been sold through to the end-user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets in our condensed consolidated balance sheets, and are $2.7 million as of September 30, 2006 and $4.4 million as of December 31, 2005.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing and royalty arrangements, are included in prepaid expenses and prepaid taxes and other assets in our condensed consolidated balance sheets. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. As of September 30, 2006, our deferred costs are $63.2 million compared to $28.8 million as of December 31, 2005.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 1” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although SFAS 157 does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS 157 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation of FIN 48, as of January 1, 2007 we recognized a decrease of $125.6 million in the liability for unrecognized tax benefits, a $3.4 million increase in acquisition related goodwill, a $101.2 million increase in additional paid-in capital, and a $27.8 million increase in retained earnings. As of January 1, 2007 and after the impact of changes noted above, unrecognized tax benefits totaled $40.2 million and accrued interest and penalties totaled $10.7 million (net of any tax benefit) for an aggregate amount of $50.9 million. Of the $50.9 million, $47.5 million, if recognized, would favorably affect our effective tax rate while the remaining amount would reduce goodwill.

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

We are presently under audit in many jurisdictions, including notably the United States and the Netherlands. The Internal Revenue Service is presently conducting a limited scope examination of our United States federal income tax returns for the calendar years 2002, 2003, 2004, and 2005. We are also in pre-filing discussions with the Netherlands tax authorities with respect to tax years 2004 and 2005. Currently, we are not able to predict the conclusion of these examinations.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The application of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings

In this quarterly report on Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2005, our condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and the related condensed consolidated statement of cash flows for the nine months ended September 30, 2005, as a result of an independent stock option investigation conducted by a special committee of our board of directors. In our 2006 Form 10-K to be filed with the Securities and Exchange Commission (“SEC”) simultaneously with the filing of this Form 10-Q, we are restating our audited consolidated financial statements and related disclosures for the years ended December 31, 2005 and 2004, and our selected consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2005, 2004, 2003 and 2002. In addition, we are restating the unaudited quarterly financial information for the interim periods of 2005 and for the three months ended March 31, 2006.

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

In addition to the foregoing, management and the special committee concluded that (i) we had previously determined accounting measurement dates for certain stock option awards incorrectly, and, in some instances, such dates were chosen with the benefit of hindsight so as to intentionally, and not inadvertently or as a result of administrative error, give more favorable exercise prices, (ii) we had incorrectly accounted for a portion of one annual merit grant as fixed awards which should have been accounted for as variable awards as they were repriced, (iii) we had not previously accounted for certain modifications to stock option agreements, (iv) we made certain accounting errors in calculating stock-based compensation expense for options historically accounted for as variable awards and (v) income tax implications exist as a result of the revision of stock option measurement dates. We also corrected for other prior-period errors.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option grants previously accounted for using incorrect measurement dates

Annual merit grant allocation and/or approval not complete on the original measurement date

Our investigation found in 1996 through 2004:  (i) differences between the original accounting measurement date and the date of final approval of certain executive merit grants and (ii) inadequate documentation supporting the original accounting measurement date as the actual allocation completion date for non-executive merit grants and certain executive merit grants. We revised approximately 13,000 merit grant measurement dates to be based on the best available evidence of when the grant allocations were substantially complete or approval occurred, if applicable, or lacking that, evidence when the options were input into the stock administration database. In 1996 through 2005, we recorded $70.4 million of additional stock-based compensation to be recognized over the applicable service periods related to these revised measurement dates. Of the total amount of the stock-based compensation expense associated with revising the measurement dates of our annual merit grants, $69.6 million was recognized in periods prior to 2005 and $0.8 million was recognized in 2005. Of the charges recognized in 2005, we recognized $0.2 million and $0.6 million, respectively, related to the three and nine months ended September 30, 2005.

Original accounting measurement date prior to approval date

In 1996 through 2005, we recorded $15.8 million of additional stock-based compensation expense to be recognized over the applicable service periods for 12.6 million options associated with grants originally measured on dates that preceded the evidenced date of approval by the party with the requisite authority. Of the total amount of stock-based compensation expense associated with revising the measurement dates of grants that previously preceded the evidenced date of approval, $13.5 million was recognized in periods prior to 2005 and $2.3 million was recognized in 2005. Of the expenses related to 2005, we recognized $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2005. These adjustments included a $2.5 million expense for grants to two former executives on the same date, a $2.1 million expense for a grant to a former president and a $1.1 million expense for a grant to a former executive.

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

Incorrect or inconsistent approval and employment commencement date documentation

In 2000 through 2005, we recorded additional stock-based compensation expense of $4.8 million to be recognized over the applicable service periods for seven grants of stock options or restricted stock awards to former executives and a director where the documented approval date or employment commencement date was different than the actual approval date or employment commencement date. Of the total amount of stock-based compensation expense associated with revising the measurement dates of these grants, $4.5 million was recognized in periods prior to 2005, and $0.3 million was recognized in 2005. Of the stock-based compensation expense related to 2005, we recognized $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2005. Specifically the $4.8 million of expense consists of the items discussed in the remainder of this paragraph. We corrected the measurement date for options and restricted stock awarded to a former executive where the original measurement date was prior to his employment commencement date and evidence of approval by a committee with requisite authority. We recorded $3.3 million of stock-based compensation expense related to this revised measurement date. We corrected the measurement date for options granted to our former chief executive officer

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that had been originally measured and recorded on the day following the compensation committee’s actual approval date, resulting in $0.7 million of additional stock-based compensation expense. In addition, we determined that the actual start date for a former executive was two weeks subsequent to the original measurement date; therefore, we corrected the measurement date for the options and recorded $0.5 million of additional stock-based compensation expense. In addition, we recorded a stock-based compensation expense totaling $0.3 million to correct three executive or director grants where the documented grant effective date originally used in the measurement of stock-based compensation expense was different than the available evidence supporting the actual approval date due to clerical errors.

Repriced annual merit grant

The 1999 annual merit grant consisted of 2.1 million options which had an original measurement date of April 20, 1999. We determined that the key terms were determined with finality for approximately 1.6 million of these options in March 1999, and that the exercise price was reduced to $11.06 on April 20, 1999, which represents a repricing. As the stock price on the revised measurement date in March 1999 exceeded the exercise price, there was grant date intrinsic value, which was recognized over the requisite service period. Additionally, the options are accounted for as variable awards in accordance with FIN 44 due to the repricing on April 20, 1999. The total stock-based compensation expense associated with the repricing is $6.7 million, $6.9 million of which we recognized in periods prior to 2005, and a $0.2 benefit which we recognized in 2005. We recognized variable expenses of $0.2 million and a $0.1 million benefit, respectively, for the three and nine months ended September 30, 2005.

Post-employment option modifications previously not recorded

We identified various modifications of fixed awards that had previously not been accounted for that resulted in additional stock-based compensation expense of $23.1 million. These adjustments had no impact in periods subsequent to 2005. Modifications include extensions of time allowed to exercise options after an employee has terminated or continued vesting of option awards subsequent to termination. Specifically the $23.1 million of expense includes the two items discussed in the remainder of this paragraph. For one grant in 1998, we did not correctly account for a continuation of vesting of employee options for an employee and director. Upon termination as an employee, the director began providing services to us under a separate agreement. Our investigation determined that we should have accounted for the employee options that continued to vest subsequent to his termination using the fair value method, which resulted in additional stock-based compensation expense of $3.7 million from 1998 through 2002. In addition, for a separate award in 1998 we recorded additional stock-based compensation expense of $6.5 million for an in-substance acceleration of vesting when we entered into an arrangement allowing a former employee to continue vesting in his options for nine months after termination.

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

We previously applied the transition guidance provided in FIN 44 for 2.6 million unvested repriced options at July 1, 2000 inappropriately. Upon properly applying FIN 44 transition guidance, we recognized additional stock-based compensation expense of $9.2 million over the remaining service periods of the unvested options. We recognized $9.3 million in periods prior to 2005 and a $0.1 million benefit in 2005. Of the stock-based

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense related to 2005, we recognized a benefit of less than $0.1 million and a $0.1 million benefit, respectively, for the three and nine months ended September 30, 2005.

We recognized a $0.2 million reduction in stock-based compensation expense previously recognized related to the accounting for the exchange of options upon the acquisition of the remaining minority interest of our McAfee.com subsidiary. We recognized a benefit of less than $0.1 million and $0.4 million in expense for the three and nine months ended September 30, 2005, respectively, for this correction.

We also recognized stock-based compensation expense totaling $0.9 million related to the grant of equity instruments of one of our subsidiaries to corporate employees, all of which was recognized prior to 2005. We have accounted for these grants using the fair value method.

Effect of errors on stock-based compensation, before tax

As a result of the investigation, the original accounting measurement dates for approximately 15,600 grants were revised in the periods 1995 through 2005, errors to variable awards were corrected and expenses for modifications previously unaccounted for were recorded resulting in a total of $137.4 million additional stock-based compensation expense to be recognized over the applicable vesting periods, including $134.0 million for periods prior to January 1, 2005 and $3.4 million for 2005, respectively. Approximately 98% of the total intrinsic value (the stock price on the revised measurement minus the exercise price) recognized as a result of the investigation results from grants made during the period 1995 through 2003. The following table classifies by year total additional stock-based compensation expense by the reason for the revision to the accounting measurement date (in thousands):

	1995	1996	1997	1998	1999	2000

Reason for revised accounting measurement date:
Annual merit grant allocation and/or approval not complete on the original measurement date	$—	$82	$1,485	$12,931	$11,409	$13,242
Original accounting measurement date prior to approval date	—	262	291	809	1,701	1,302
Original accounting measurement date prior to employment commencement date	487	1,659	1,713	1,181	908	271
Incorrect or inconsistent approval and employment commencement date documentation	—	—	—	—	—	14
Clerical errors in director grants	—	10	43	57	47	16

Total of intrinsic charges for revised measurement dates	487	2,013	3,532	14,978	14,065	14,845
Repriced annual merit grant	—	—	—	—	—	1,003
Post-employment option modifications previously not recorded	—	—	—	11,420	3,502	3,419
Correction of accounting errors, primarily options historically accounted for as variable awards	—	—	—	—	275	1,223

Total	$487	$2,013	$3,532	$26,398	$17,842	$20,490

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2002	2003	2004	2005	Total

Reason for revised accounting measurement date:
Annual merit grant allocation and/or approval not complete on the original measurement date	$12,630	$8,551	$6,038	$3,245	$745	$70,358
Original accounting measurement date prior to approval date	1,516	2,292	2,498	2,852	2,279	15,802
Original accounting measurement date prior to employment commencement date	57	28	20	12	5	6,341
Incorrect or inconsistent approval and employment commencement date documentation	(1,875)	4,211	1,502	686	274	4,812
Clerical errors in director grants	11	2	24	28	32	270

Total of intrinsic charges for revised measurement dates	12,339	15,084	10,082	6,823	3,335	97,583
Repriced annual merit grant	6,629	(2,078)	(249)	1,569	(180)	6,694
Post-employment option modifications previously not recorded	1,345	3,430	(207)	234	—	23,143
Correction of accounting errors, primarily options historically accounted for as variable awards	9,124	(1,942)	(1,219)	2,217	260	9,938

Total	$29,437	$14,494	$8,407	$10,843	$3,415	$137,358

	Three Months Ended
	March 31,	June 30,	September 30,	Nine Months Ended
	2005	2005	2005	September 30, 2005

Reason for revised accounting measurement date:
Annual merit grant allocation and/or approval not complete on the original measurement date	$249	$176	$163	$588
Original accounting measurement date prior to approval date	749	601	554	1,904
Original accounting measurement date prior to employment commencement date	1	—	1	2
Incorrect or inconsistent approval and employment commencement date documentation	76	66	66	208
Clerical errors in director grants	7	7	9	23

Total of intrinsic charges for revised measurement dates	1,082	850	793	2,725
Repriced annual merit grant	(365)	143	152	(70)
Correction of accounting errors, primarily options historically accounted for as variable awards	(197)	525	(50)	278

Total	$520	$1,518	$895	$2,933

Diluted earnings per share

Diluted shares increased by less than 0.1 million and 0.2 million for the three and nine months ended September 30, 2005, respectively, as a result of the restatement adjustments to correct the past accounting for stock

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options. We use the treasury stock method to calculate the weighted-average shares used in the diluted EPS calculation. These calculations assume that: (i) all in-the-money options are exercised, (ii) we repurchase shares with the proceeds and tax benefits of these hypothetical exercises, using each period’s effective tax rate and (iii) the average unamortized deferred stock-based compensation is also used to repurchase shares.

Related tax adjustments

In conjunction with our determination that certain of our measurement dates were not determined appropriately, we also reviewed our stock option grants to assess any related tax implications. We have recorded adjustments to deferred tax assets in those jurisdictions where a tax deduction can be claimed totaling an increase of $0.9 million as of December 31, 2005, to reflect future tax deductions to the extent we believe such assets to be recoverable. We also had to adjust, as required by Internal Revenue Code Section 162(m), tax deductions in prior years for stock option related compensation paid to certain executives. Section 162(m) prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of $1.0 million in a taxable year, adjusted in 2006 and subsequent years to exclude the principal financial officer. Compensation attributable to stock options issued under our employee stock option plan meets the requirements for treatment as qualified performance-based compensation and is an exception from the $1.0 million deduction limit to certain executives provided the exercise price is greater than or equal to the fair market value of our common stock on the date of grant. However, as a result of determining that certain stock options were granted at an exercise price below the fair market value of our common stock on the revised measurement date, we concluded that certain tax deductions related to stock options exercised by these specified employees are not allowed under Section 162(m). We had recorded an increase to additional paid-in capital and reductions to income taxes payable in prior years related to tax benefits realized upon the exercise of employee stock options. Since certain deductions are now disallowed, we have reduced such increases recorded to additional paid-in capital by $4.5 million from amounts previously reported as of December 31, 2005, with corresponding adjustments to certain deferred tax assets and income taxes payable. We have not recorded interest and penalties because we anticipate we will offset tax liabilities with existing tax attributes, such as net operating losses and other general business credits.

Other prior-period errors

We also have identified errors with respect to the income statement, that are principally timing-related differences between when certain items should have been recorded and when they were recorded. We had previously considered the errors under SFAS No. 154, “Accounting Changes and Error Corrections” (and previously under APB Opinion No. 20, “Accounting Changes”), and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”). We have recorded these adjustments in the proper accounting periods, with the restatement of our financial statements for the non-cash stock-based compensation expense discussed above. The aggregate effect on net income was a decrease of $9.6 million, and $19 million in the three and nine months ended September 30, 2005 and an increase in net income by $6.1 million in periods prior to 2005 as discussed further below.

Revenue corrections

We identified and corrected various errors in previously reported net revenue. In this restatement we decreased net revenue by $2.6 million and $9.0 million in the three and nine months ended September 30, 2005, respectively, and increased revenue by $0.7 million in periods prior to 2005 to correct accounting errors in the periods they originally arose. These errors resulted from: (i) incorrectly configured financial systems resulting in net revenue being recognized in an incorrect period, (ii) improperly recorded product revenue when certain bundled products with support were discounted, (iii) incorrect amount and/or timing of support revenue deferral, (iv) inaccurate rebate accruals and return reserves and (v) manual journal entries not recorded in a timely manner.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of net revenue

We increased cost of net revenue by $2.7 million and $9.3 million for the three and nine months ended September 30, 2005, respectively, and increased cost of net revenue by $4.7 million in periods prior to 2005 to correct accounting errors in the periods they originally arose resulting from: (i) incorrect recording of inventory held by a third-party distributor on our behalf, (ii) incorrect classification of certain department cost centers to cost of net revenue that had been allocated in error to operating costs, (iii) manual journal entries for intercompany accounts not being reconciled timely, (iv) incorrect calculation and classification of revenue-share payments as cost of net revenue and (v) incorrect recording of amortization of purchase technology due to incorrect amortization periods and recording of purchase accounting adjustments.

Operating costs

We increased operating costs by $1.1 million and $0.4 million in the three and nine months ended September 30, 2005, respectively, and increased operating costs by $0.7 million in periods prior to 2005 to correct accounting errors in the periods they originally arose resulting from: (i) improper recording of accruals, (ii) lack of timely write-off of an abandoned information technology project, (iii) incorrect recording of depreciation for an internal information technology project, (iv) incorrect classification of certain department cost centers to cost of net revenue that had been allocated in error to operating costs, (v) incorrect commission expense and related reclassification entries and (vi) adjusting reserves for subsequent events which occurred prior to the filing of our financial reports.

Interest and other income

Interest and other income decreased by $0.7 million in the three months ended September 30, 2005, increased by $1.5 million in the nine months ended September 30, 2005 and decreased $1.6 million in periods prior to 2005 to correct accounting errors in the periods they originally arose resulting from foreign currency gains and losses.

Tax provision

We adjusted the tax provision by increasing tax expense by $3.5 million and $5.6 million in the three and nine months ended September 30, 2005 and decreasing tax expense by $9.4 million in periods prior to 2005, to correct tax expense-related accounting errors in the periods they originally arose resulting from: (i) inclusion of tax attributes not previously recorded, (ii) incorrect recognition of intercompany transactions, (iii) incorrect recording of withholding taxes in foreign jurisdictions, (iv) incorrect calculation of tax reserves, (v) incorrect recognition of deferred tax assets and liabilities and (vi) incorrect recording in tax accounts of the effects of previously recorded purchase accounting adjustments. To record the tax impact of all other prior period errors, we further adjusted the tax provision by decreasing tax expense by $1.0 million, $3.8 million and $3.0 million in the three and nine months ended September 30, 2005 and in periods prior to 2005, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement Impact on Financial Statements

The following table reconciles previously reported net income to restated net income (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as previously reported	$22,547	$100,215
Additional stock-based compensation expense	(895)	(2,933)
Income tax impact of additional stock-based compensation expense	230	690
Other adjustments, net of tax	(9,569)	(19,000)

Net income, as restated	$12,313	$78,972

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense and various other adjustments resulting from the impact of additional stock-based compensation recorded in the applicable year.

The following table reflects the impact of the restatement on stock-based compensation expense in our consolidated statements of income for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 (in thousands):

				Income Tax
				Benefit on
	Stock-Based			Additional	Additional
	Compensation	Additional	Stock-Based	Stock-Based	Stock-Based
	Expense, as	Stock-Based	Compensation	Compensation	Compensation
	Previously	Compensation	Expense,	Expense, as	Expense, Net of
Three Months Ended	Reported	Expense(1)	as Restated	Restated(2)	Tax, as Restated

March 31, 2005	$(3,292)	$520	$(2,772)	$(230)	$290
June 30, 2005	2,368	1,518	3,886	(230)	1,288
September 30, 2005	2,993	895	3,888	(230)	665

(1)	Additional compensation expense is the result of improper measurement dates for stock option grants, improper accounting for modifications of the key terms of certain stock option awards and the correction of accounting errors primarily related to variable awards.

(2)	Includes income tax benefit on additional stock-based compensation expense, adjustments for tax deductions prohibited under Section 162(m) of the Internal Revenue Code as a result of the additional stock-based compensation expense and various other adjustments resulting from the impact of additional stock-based compensation recorded in the applicable year.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reconcile the impact of the additional non-cash expenses for stock-based compensation, other adjustments that were previously considered to be immaterial, and the related tax effects on our financial statements as of December 31, 2005 and for the three and nine months ended September 30, 2005:

Condensed Consolidated Balance Sheet

	December 31, 2005
	(As previously	(Adjustments)(1)	(As restated)
	reported)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$728,592	$—	$728,592
Restricted cash	50,489	—	50,489
Short-term marketable securities	316,298	—	316,298
Accounts receivable, net of allowance for doubtful accounts of $2,389	158,680	450	159,130
Prepaid expenses and prepaid taxes	78,945	187	79,132
Deferred income taxes	206,811	(2,603)	204,208
Other current assets	27,846	644	28,490

Total current assets	1,567,661	(1,322)	1,566,339
Long-term marketable securities	212,131	—	212,131
Restricted cash	939	—	939
Property and equipment, net	85,641	51	85,692
Deferred income taxes	241,315	(3,345)	237,970
Intangible assets, net	80,782	(696)	80,086
Goodwill	438,396	(908)	437,488
Other assets	15,759	(170)	15,589

Total assets	$2,642,624	$(6,390)	$2,636,234

LIABILITIES
Current liabilities:
Accounts payable	$34,678	$—	$34,678
Accrued SEC settlement	50,000	—	50,000
Accrued income taxes	81,227	(4,487)	76,740
Accrued compensation	50,617	5,164	55,781
Accrued marketing	15,172	—	15,172
Other accrued liabilities	66,839	3,449	70,288
Deferred revenue	570,458	5,207	575,665

Total current liabilities	868,991	9,333	878,324
Deferred revenue, less current portion	175,962	179	176,141
Accrued taxes and other long-term liabilities	142,638	4,490	147,128

Total liabilities	1,187,591	14,002	1,201,593

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	1,705	—	1,705
Treasury stock	(68,395)	—	(68,395)
Additional paid-in capital	1,356,881	86,862	1,443,743
Deferred stock-based compensation	(474)	(7,672)	(8,146)
Accumulated other comprehensive income	31,302	2,621	33,923
Retained earnings	134,014	(102,203)	31,811

Total stockholders’ equity	1,455,033	(20,392)	1,434,641

Total liabilities and stockholders’ equity	$2,642,624	$(6,390)	$2,636,234

(1)	Includes adjustments for the impact of accounting errors on the year ended December 31, 2005, as well as the impact of errors in 2004 and prior.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
	(As previously		(Adjustments)	(As restated)	(As previously	(Adjustments)	(As restated)
	reported)				reported)
	(In thousands, except per share data)
	(Unaudited)

Net revenue:
Service and support	$141,195	(1)	$737	$141,932	$406,553	$4,038	$410,591
Subscription	90,891	(1)	—	90,891	236,797	—	236,797
Product	20,825	(1)	(3,359)	17,466	90,670	(12,991)	77,679

Total net revenue	252,911		(2,622)	250,289	734,020	(8,953)	725,067
Cost of net revenue:
Service and support	7,847	(1)	(2,165)	5,682	22,496	(4,369)	18,127
Subscription	14,909	(1)	1,555	16,464	39,128	6,930	46,058
Product	10,399	(1)	2,736	13,135	39,308	5,094	44,402
Amortization of purchased technology	3,938		563	4,501	11,674	1,689	13,363

Total cost of net revenue	37,093		2,689	39,782	112,606	9,344	121,950
Operating costs:
Research and development	46,960		228	47,188	130,074	203	130,277
Marketing and sales	71,878		839	72,717	219,198	3,300	222,498
General and administrative	28,626		988	29,614	92,473	(174)	92,299
Amortization of intangibles	2,876		30	2,906	10,109	(73)	10,036
Restructuring (benefits) charges	(10)		—	(10)	5,962	51	6,013
In-process research and development	—		—	—	4,000	—	4,000
SEC settlement charge	50,000		—	50,000	50,000	—	50,000

Total operating costs	200,330		2,085	202,415	511,816	3,307	515,123

Income from operations	15,488		(7,396)	8,092	109,598	(21,604)	87,994
Interest and other income	7,313		(656)	6,657	17,155	1,510	18,665
Gain (loss) on investments, net	(160)		—	(160)	(1,106)	—	(1,106)

Income before provision for income taxes	22,641		(8,052)	14,589	125,647	(20,094)	105,553
Provision for income taxes	94		2,182	2,276	25,432	1,149	26,581

Net income	$22,547		$(10,234)	$12,313	$100,215	$(21,243)	$78,972

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of reclassification adjustment for losses recognized on marketable securities during the period and income tax	$(462)		$—	$(462)	$(943)	$—	$(943)
Foreign currency translation loss	3,072		869	3,941	2,578	(867)	1,711

Comprehensive income	$25,157		$(9,365)	$15,792	$101,850	$(22,110)	$79,740

Net income per share — Basic	$0.14		$(0.07)	$0.07	$0.61	$(0.13)	$0.48

Net income per share — Diluted	$0.13		$(0.06)	$0.07	$0.60	$(0.13)	$0.47

Shares used in per share calculation — Basic	166,221		(47)	166,174	164,245	(44)	164,201

Shares used in per share calculation — Diluted	170,712		44	170,756	168,383	151	168,534

(1)	During 2005, we made certain reclassifications from product revenue to service and support revenue, primarily related to online subscriptions. Total net revenue was not impacted by these reclassifications. As of January 1, 2006, we changed the presentation of our net revenue and cost of net revenue to include three categories: (i) product, which includes hardware and perpetual licenses, (ii) subscription, which includes subscription-

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based offerings and (iii) service and support, which includes maintenance, consulting and training. Previously, we chose to allocate our subscription business between product revenue and service and support revenue instead of presenting it as a separate category. We believe this new presentation is consistent with the way we currently manage our business as we grow the subscription component of both our corporate and consumer businesses. In the table below, we have applied the change in presentation retrospectively to the balances previously reported for the three and nine months ended September 30, 2005. Total net revenues and cost of net revenues were not affected by the change.

The following table presents our three and nine months ended September 30, 2005 net revenue and cost of net revenue as previously reported on our quarterly report on Form 10-Q filed on November 4, 2005 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(As previously reported)	(As previously reported)

Net revenue:
Product	$32,578	$121,528
Service and support	220,333	612,492

Total net revenue	$252,911	$734,020

Cost of net revenue:
Product	$10,282	$38,793
Service and support	22,873	62,139
Amortization of purchased technology	3,938	11,674

Total cost of net revenue	$37,093	$112,606

The following table presents our revised net revenue and cost of net revenue presentation for the three and nine months ended September 30, 2005, prior to the effect of restatement adjustments (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net revenue:
Service and support	$141,195	$406,553
Subscription	90,891	236,797
Product	20,825	90,670

Total net revenue	$252,911	$734,020

Cost of net revenue:
Service and support	$7,847	$22,496
Subscription	14,909	39,128
Product	10,399	39,308
Amortization of purchased technology	3,938	11,674

Total cost of net revenue	$37,093	$112,606

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restatement did not impact net cash flows from operating, investing or financing activities. However, certain items within net cash provided by operating activities were impacted by the adjustments. The following table shows the effects of the restatement on previously reported cash flow items within operating activities (in thousands):

	Nine Months Ended September 30, 2005
	(As previously	(Adjustments)	(As restated)
	reported)
	(Unaudited)

Cash flows from operating activities:
Net income	$100,215	$(21,243)	$78,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,556	1,383	50,939
Deferred income taxes	(13,020)	4,574	(8,446)
Stock-based compensation charges	2,069	2,933	5,002
Tax benefit from exercise of nonqualified stock options	27,900	(5,559)	22,341
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	30,927	1,719	32,646
Prepaid expenses, prepaid taxes and other assets	(11,133)	2,035	(9,098)
Accounts payable and other accrued liabilities	10,587	6,580	17,167
Deferred revenue	85,848	7,578	93,426

Net effect on cash flows from operations		$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	34,275	348	34,623

Cash received from income tax refunds	—	1,790	1,790

4.	Employee Stock Benefit Plans

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

Prior to August 1, 2005, we offered shares of stock for purchase to eligible employees through a series of two-year offering periods. Each two-year offering period was comprised of four consecutive six-month purchase periods. Beginning August 1, 2005, the term of the offering period was changed to six months. Outstanding offering periods that commenced prior to August 1, 2005 continued until the end of the two-year offering period, however, beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings for the most recent offering period to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During an offering period, employees make contributions to the ESPP through payroll deductions. At the end of each purchase period, we use the accumulated contributions to issue shares of our stock to the participating employees. The issue price of those shares is equal to the lesser of (i) 85% of our stock price on the first day of the offering period, or (ii) 85% of our stock price on the purchase date. No participant may be issued more than $25,000 of common stock in any one calendar year and the maximum number of shares a participant may be issued during a single offering period is 10,000 shares. There were no shares issued in the three months ended September 30, 2006 and 0.4 million shares were issued in the three months ended September 30, 2005 under the ESPP. The total intrinsic value of shares issued under the ESPP during the three months ended September 30, 2005 was $6.3 million at a weighted average issue price of $15.16. In the nine months ended September 30, 2006 and September 30, 2005, 0.4 million and 0.8 million shares were issued under the ESPP at a weighted-average issue price of $17.22 and $14.54, respectively. The total intrinsic value of shares issued under the ESPP during the nine months ended September 30, 2006 and September 30, 2005 was $2.4 million and $11.1 million, respectively. During the three and nine months ended September 30, 2006 we recognized $0.3 million and $1.9 million, respectively, of stock compensation associated with the ESPP.

Company Stock Incentive Plans

Under the terms of our amended 1997 Stock Incentive Plan (the “1997 Plan”), we have reserved a total of 38.5 million shares for issuance to employees, officers, directors, third-party contractors and consultants through awards provided in the form of options, restricted stock awards, restricted stock units or stock appreciation rights. As of September 30, 2006, we have no stock-based issuances outstanding with third-party contractors or consultants.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activity

A summary of the activity of our employee stock options during the three and nine months ended September 30, 2006, and details regarding the options outstanding and exercisable at September 30, 2006 are provided below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
					Weighted-
		Weighted-		Weighted-	Average
		Average		Average	Remaining	Aggregate
	Number of	Exercise	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Options	Price	Life (Yrs)	Value

Outstanding at beginning of period	14,756	$20.58	16,065	$19.77
Options granted	434	22.49	1,842	24.19
Options exercised	(161)	14.67	(1,634)	15.53
Options canceled	(560)	21.29	(1,804)	20.85

Outstanding at end of period	14,469	$20.68	14,469	$20.68

Options outstanding, expected to vest	12,135	$20.34	12,135	$20.34	6.5	$62,467

Options exercisable	7,365	$18.89	7,365	$18.89	5.2	$47,766

The total intrinsic value of options exercised during the three months ended September 30, 2006 and September 30, 2005 was $1.5 million and $29.0 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and September 30, 2005 was $16.2 million and $89.7 million, respectively. From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, we have not been able to issue any shares, including those pursuant to stock option exercises.

The tax benefit realized from stock option exercises and employee stock purchase rights in the three and nine months ended September 30, 2006 was $0.9 million and $6.9 million, respectively. We realized a tax benefit of $31.9 million in the three and nine months ended September 30, 2005.

A summary of the activity for restricted stock awards and restricted stock units during the three and nine months ended September 30, 2006 is provided below (in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	September 30, 2006				September 30, 2006
		Weighted-		Weighted-		Weighted-		Weighted-
	Restricted	Average	Restricted	Average	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Awards	Fair Value	Units	Fair Value	Awards	Fair Value

Unvested at beginning of period	3,424	$23.78	190	$29.02	—	$—	185	$29.79
Grants	24	23.23	—	—	3,625	23.77	30	23.76
Vested	—	—	(37)	30.74	—	—	(62)	29.79
Canceled	(100)	23.71	—	—	(277)	23.65	—	—

Unvested at end of period	3,348	$23.78	153	$28.61	3,348	$23.78	153	$28.61

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average remaining contractual life for unvested restricted stock units and restricted stock awards at September 30, 2006 was 2.4 years and 1.9 years, respectively. The 24,000 restricted stock units granted in the three months ended September 30, 2006 under the 1997 Plan were valued at $0.3 million when reduced by estimated forfeitures. The total fair value of restricted stock awards vested during the three months ended September 30, 2006 was $0.8 million. No restricted stock awards vested during the three months ended September 30, 2005.

The 3.6 million restricted stock units granted in the nine months ended September 30, 2006 under the 1997 Plan were valued at $50.5 million when reduced by estimated forfeitures. The total fair value of restricted stock awards vested during the nine months ended September 30, 2006 and September 30, 2005 was $1.5 million and $1.2 million, respectively.

Shares available for future grants to employees under our stock incentive plans totaled 4.8 million at September 30, 2006. Our management currently plans to issue new shares for the vesting of restricted stock awards and restricted stock units and exercises of stock options.

Valuation and Expense Information under SFAS 123(R)

As indicated in Note 2, we adopted the provisions of SFAS 123(R) on January 1, 2006. The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Amortization of fair value of options issued to employees	$6,955	$24,677
Cash settlement of options	2,668	2,668
Restricted stock awards and units	4,984	11,447
Employee Stock Purchase Plan	257	1,864

Total stock-based compensation expense	$14,864	$40,656

Amortization of fair value of options issued to employees.  We recognize the fair value of stock options issued to employees as stock-based compensation expense over the vesting period of the awards. As we adopted SFAS 123(R) using the modified prospective method, these expenses include compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90 day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. The cash payment to settle these options will be based upon an average closing price of our common stock subsequent to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended. As of September 30, 2006, we have recorded a liability based on the intrinsic value of these options using our January 7, 2007 closing stock price. We will continue to adjust this amount in future reporting periods based on the closing price of our common stock.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued.

The following table summarizes the stock-based compensation expense by income statement line item that we recorded in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Cost of net revenue — service and support	$546	$1,503
Cost of net revenue — subscription	180	485
Cost of net revenue — product	190	576

Stock-based compensation expense included in cost of net revenue	916	2,564
Research and development	4,299	11,637
Marketing and sales	6,158	16,257
General and administrative	3,491	10,198

Stock-based compensation expense included in operating expenses	13,948	38,092

Total stock-based compensation expense related to stock-based equity awards	14,864	40,656

Deferred tax benefit	(2,966)	(10,014)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$11,898	$30,642

We had no stock-based compensation costs capitalized as part of the cost of an asset.

The adoption of SFAS 123(R) compared to the prior accounting policy we applied to stock-based compensation had the following impact to results reported for the three months ended September 30, 2006 (in thousands, except per share data):

		Adjustments
	Using	for	Using
	APB 25	SFAS 123(R)	SFAS 123(R)

Stock-based compensation expense included in cost of net revenue and operating expenses	$10,056	$4,808	$14,864
Income from operations	41,598	(4,808)	36,790
Income before provision for income taxes	55,674	(4,808)	50,866
Net income	37,172	(3,082)	34,090
Net income per share — basic	$0.23	$(0.02)	$0.21
Net income per share — diluted	$0.23	$(0.02)	$0.21

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS 123(R) compared to the prior accounting policy we applied to stock-based compensation had the following impact to results reported for the nine months ended September 30, 2006 (in thousands, except per share data):

		Adjustments
	Using	for	Using
	APB 25	SFAS 123(R)	SFAS 123(R)

Stock-based compensation expense included in cost of net revenue and operating expenses	$19,821	$20,835	$40,656
Income from operations	126,268	(20,835)	105,433
Income before provision for income taxes	158,921	(20,835)	138,086
Net income	117,950	(13,355)	104,595
Net income per share — basic	$0.73	$(0.08)	$0.65
Net income per share — diluted	$0.72	$(0.08)	$0.64
Cash flows from operating activities	209,084	(4,811)	204,273
Cash flows from financing activities	(202,672)	4,811	(197,861)

At September 30, 2006, the estimated fair value of all unvested stock options, restricted stock units, restricted stock awards and employee stock purchase rights that have not yet been recognized as compensation expense was $77.9 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.5 years.

Assumptions Used under SFAS 123(R) and SFAS 123

As indicated in Note 2, under both SFAS 123(R) and SFAS 123 we used the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the ESPP. The key assumptions used in the model during the three and nine months ended September 30, 2006 and 2005 are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock option grants:
Risk free interest rate	4.9%	4.0%	4.8%	3.9%
Weighted average expected lives (years)	5.9	4.0	5.6	4.0
Volatility	34.0%	49.5%	38.4%	55.6%
Dividend yield	—	—	—	—
ESPP:
Risk free interest rate		3.5%	4.6%	3.1%
Weighted average expected lives (years)		0.5	0.5	1.1
Volatility		38.0%	38.0%	40.0%
Dividend yield		—	—	—

During the three months ended September 30, 2006 we did not have any ESPP grants.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value per share of the option awards and employee stock purchase rights were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted-average grant date fair value of options granted	$9.41	$12.94	$10.51	$11.16
Weighted-average fair value of employee stock purchase rights		$7.92	$6.11	$8.41

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

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

As indicated in Note 2, we applied the provisions of APB 25 to determine our stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to our stock-based compensation plans during the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as restated	$12,313	$78,972
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(10,114)	(27,622)
Add back: Stock-based compensation expense, net of tax, included in reported net income under APB 25	2,653	3,627

Pro forma net income	$4,852	$54,977

Basic net income per share, as restated	$0.07	$0.48

Diluted net income per share, as restated	$0.07	$0.47

Basic net income per share, pro forma	$0.03	$0.33

Diluted net income per share, pro forma	$0.03	$0.33

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Recognized Prior to January 1, 2006

In the three and nine months ended September 30, 2005, we recorded stock-based compensation expenses under APB 25 which consisted of the following items (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Grant date intrinsic value	$913	$3,170
Exchange of McAfee.com options	1,552	1,207
Repriced options	1,180	10
Restricted stock awards	243	615

Total stock-based compensation expense	3,888	5,002
Deferred tax benefit	(1,235)	(1,375)

Total stock-based compensation expense, after-tax	$2,653	$3,627

Grant date intrinsic value.  We recognize stock-based compensation expense over the vesting period of the awards for the excess of the fair value of our common stock as of the revised measurement date over the exercise price of the options. During the three and nine months ended September 30, 2005, we recognized stock-based compensation expense totaling $0.8 million and $2.8 million, respectively, related to the grant date intrinsic value. For additional information regarding the intrinsic charges resulting from revised measurement dates, refer to Note 3.

In connection with the acquisition of Foundstone in October 2004, we exchanged options to purchase shares of our common stock for Foundstone stock options. A portion of the fair value of our stock options was included in the Foundstone purchase price. In accordance with FIN 44, we recorded $2.3 million of deferred stock-based compensation related to the exchange of unvested stock options which are subject to vesting provisions as employment services are provided to us by the former Foundstone employees. The unvested stock options granted to Foundstone employees vest over periods ranging through 2008. We recorded stock-based compensation of $0.1 million and $0.4 million in the three and nine months ended September 30, 2005, respectively, related to the unvested stock options exchanged in the Foundstone acquisition.

Exchange of McAfee.com options.  On September 13, 2002, we acquired the remaining minority interest in our McAfee.com subsidiary. McAfee.com option holders received options for 0.675 of a share of our common stock plus $11.85 in cash, which is paid to the option holder upon exercise of the option and without interest. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. The assumed options were subject to variable accounting treatment, which means that the compensation expense was measured initially at the date of the closing of the acquisition and is remeasured each reporting period based on our common stock fair market value at the end of each report period.

The stock-based compensation expense of $1.6 million in the three months ended September 30, 2005 was due to an increase in our stock price from $26.18 at June 30, 2005 to $31.42 at September 30, 2005. The stock-based compensation expense of $1.2 million in the nine months ended September 30, 2005 was due to an increase in our stock price from $28.93 at December 31, 2004 to $31.42 at September 30, 2005.

Repriced options.  The 1999 annual merit grant consisted of 2.1 million options which had an original measurement date of April 20, 1999. The key terms were determined with finality for 1.6 million of these options in March 1999, and the exercise price was reduced to $11.06 on April 20, 1999, which was considered a repricing.

On April 22, 1999, we offered to substantially all of our employees, excluding executive officers, the right to cancel certain outstanding stock options and receive new options with an exercise price of $11.06, the fair value of our common stock as of that day. Options to purchase a total of 9.5 million shares, which excluded the 1999 annual merit grant discussed above, were cancelled and the same number of new options were granted. These new options vested at the same rate that they would have under the terms of the original options.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 44 became effective July 1, 2000 and required any repricings which occurred subsequent to December 15, 1998 to be accounted for as variable awards. Compensation for variable awards is remeasured and adjusted on a cumulative basis at each reporting date. Compensation expense for the options referred to in the previous two paragraphs that were vested as of July 1, 2000 is measured based on the fair value of our common stock above $20.38, the closing price of our common stock upon the effective date of FIN 44. Compensation expense for unvested options as of July 1, 2000 is measured based on the fair value of our common stock above the exercise price of the repriced options. We remeasure compensation cost at each financial reporting date until the earlier of the date of exercise, forfeiture, cancellation without replacement or the effective date of SFAS 123(R). This compensation expense is recorded as an expense over the remaining vesting period of the options, using the accelerated method of amortization under FIN 28. We began accounting for the repriced options as variable awards on July 1, 2000 as required by FIN 44. The stock-based compensation expense of $1.2 million in the three months ended September 30, 2005 was due to an increase in our stock price from $26.18 at June 30, 2005 to $31.42 at September 30, 2005. The stock-based compensation expense of less than $0.1 million in the nine months ended September 30, 2005 was due to an increase in our stock price from $28.93 at December 31, 2004 to $31.42 at September 30, 2005. These options were fully vested prior to December 31, 2005, therefore, no stock-based compensation expense was recognized after the adoption of SFAS 123(R).

Restricted stock awards.  In September 2005, the compensation committee of our board of directors granted a total of 110,000 shares of restricted stock, which vest through September 2008, to key employees. The price of the underlying shares is $0.01 per share. In January 2005, our board of directors granted 75,000 shares of restricted stock to our chief financial officer. The price of the underlying shares is $0.01 per share. The shares will vest over three years from the date of grant. The fair value of the restricted stock award was determined to be $2.1 million and was based on the difference between the exercise price of the restricted stock award and the fair value of the common stock on the date of grant. We recorded total expense of $0.2 million and $0.6 million during the three and nine months ended September 30, 2005, respectively, related to the stock-based compensation associated with restricted stock award grants.

In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock to our former chief executive officer. The price of the underlying shares is $0.01 per share. The shares vested and our right to repurchase such shares lapsed as follows: 3,000 vested as of the grant date and 47,000 were restricted until January 15, 2005. The fair value of the restricted stock was determined to be $1.4 million and was determined based on the difference between the exercise price of the restricted stock and the fair value of the common stock on the date of grant. During the three months ended September 30, 2005, we recorded no stock-based compensation related to our former chief executive officer’s 2002 restricted stock grant. During the nine months ended September 30, 2005, we recorded less than $0.1 million related to stock-based compensation associated with our former chief executive officer’s restricted stock award grant.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax stock-based compensation expense of $3.9 million and $5.0 million in the three and nine months ended September 30, 2005, respectively, is included in the following line items in our condensed consolidated statement of income (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Cost of net revenue — service and support	$6	$10
Cost of net revenue — subscription	15	25
Cost of net revenue — product	(1)	(4)

Stock-based compensation expense included in cost of net revenue	20	31
Research and development	2,080	1,221
Marketing and sales	786	1,480
General and administrative	1,002	2,270

Stock-based compensation expense included in operating expenses	3,868	4,971

Total stock-based compensation expense related to stock-based equity awards	$3,888	$5,002

5.	Business Combinations and Divestitures

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

We recorded $0.5 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included the development of a new version of the security risk management system that will include increased functionality and new features, which we plan to introduce in the fourth quarter of 2006. At the date of acquisition, we estimated that 40% of the development effort had been completed and that the remaining 60% of development would take two months to complete and would cost $0.5 million. As of September 30, 2006, this development effort was complete. The intangible assets, other than goodwill, are being amortized over their useful lives of 3.0 to 5.0 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.8 million through 2007, was established at the close of the acquisition. At September 30, 2006, $0.1 million had been expensed related to this performance plan and no payments had been made.

SiteAdvisor

In April 2006, we acquired 100% of the outstanding capital shares of SiteAdvisor, Inc., (“SiteAdvisor”) a web safety consumer software company that tests and rates internet sites on an ongoing basis, for $60.8 million in cash

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $0.2 million in direct acquisition costs, totaling $61.0 million. We have bundled the SiteAdvisor technology with our existing consumer product offerings.

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

The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 4.0 years or a weighted-average period of 3.0 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $9.2 million through 2008, was established at the close of the acquisition. At September 30, 2006, $3.3 million had been expensed and paid related to this performance plan.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of Preventsys and SiteAdvisor as adjusted for resolution of ongoing purchase price valuation procedures (in thousands):

	Preventsys	Site Advisor	Total

Technology	$3,540	$15,450	$18,990
Other intangibles	890	420	1,310
Goodwill	210	50,622	50,832
Cash	23	14	37
Other assets	661	485	1,146
Deferred tax assets	2,043	377	2,420

Total assets acquired	7,367	67,368	74,735
Accrued liabilities	1,030	37	1,067
Deferred revenue	203	—	203
Deferred tax liabilities	1,750	6,269	8,019

Total liabilities assumed	2,983	6,306	9,289

Net assets acquired	4,384	61,062	65,446

In-process research and development expensed	460	—	460

Total acquisition cost	$4,844	$61,062	$65,906

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

We recorded $4.0 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved. The in-process research and development included the development of the consumer wireless security product that we introduced in the third quarter of 2005. In addition, the in-process research and development included existing wireless security offerings that we plan to integrate in our small business managed solution. At the date of acquisition, we estimated that 60% of the development effort had been completed and that the remaining 40% of the development would take three months to complete. As of December 31, 2005, we had completed the remaining development efforts and costs were $0.6 million. The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 3.5 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan was established at the close of the acquisition. We expect payments under the plan to total $1.3 million. At September 30, 2006, $1.1 million had been expensed and $0.8 million had been paid related to this performance plan. The results of operations for Wireless Security Corporation prior to the acquisition would not have a material impact on our results of operations on a pro forma basis.

McAfee Labs

In April 2005, we completed the sale of our McAfee Labs assets to SPARTA, Inc. for $1.5 million and recognized a gain on the sale of $1.3 million. The carrying value of McAfee Labs assets and liabilities, which were sold in this agreement, were not significant. The operations of McAfee Labs, which are not material to our condensed consolidated results of operations, are included in income from operations through the date of sale for the three and nine months ended September 30, 2005.

We had no net revenue from McAfee Labs in the three months ended September 30, 2005 and $1.9 million in the nine months ended September 30, 2005, respectively.

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

Goodwill by geographic region is as follows (in thousands):

				Effects of
				Foreign
	December 31,	Goodwill		Currency	September 30,
	2005	Acquired	Adjustments	Exchange	2006

North America	$353,032	$34,160	$(9)	$315	$387,498
EMEA	49,929	10,554	(1)	243	60,725
Japan	17,500	1,266	(1)	—	18,765
Asia-Pacific (excluding Japan)	5,943	3,932	—	—	9,875
Latin America	11,084	920	—	(171)	11,833

Total	$437,488	$50,832	$(11)	$387	$488,696

The adjustment to goodwill during the nine months ended September 30, 2006 resulted from Foundstone stock compensation and the realization of net deferred tax assets from the Foundstone acquisition in the first quarter of 2006. During the second quarter of 2006, we acquired SiteAdvisor and Preventsys. See Note 5 for additional information.

The components of intangible assets are as follows (in thousands):

	September 30, 2006				December 31, 2005
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.9 years	$163,289	$(110,387)	$52,902	$141,999	$(91,884)	$50,115
Trademarks and patents	5.0 years	28,944	(28,783)	161	28,944	(27,051)	1,893
Customer base and other intangibles	6.7 years	64,272	(41,458)	22,814	62,970	(34,892)	28,078

		$256,505	$(180,628)	$75,877	$233,913	$(153,827)	$80,086

The aggregate amortization expenses for the intangible assets listed above totaled $8.6 million and $7.4 million in the three months ended September 30, 2006 and 2005, respectively, and $24.5 million and $23.4 million in the nine months ended September 30, 2006 and 2005, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future intangible asset amortization expense as of September 30, 2006 is as follows (in thousands):

Years:
Remainder of 2006	$8,088
2007	29,391
2008	21,555
2009	11,307
2010	4,414
Thereafter	1,122

$75,877

7.	Restructuring Charges

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

The following table summarizes our restructuring accrual established in 2005 and activity through September 30, 2006 (in thousands):

	Lease	Severance
	Termination	and Other	Other
	Costs	Benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,800	216	4	2,020
Cash payments	(1,205)	(216)	(4)	(1,425)
Effects of foreign currency exchange	(14)	—	—	(14)
Accretion	23	—	—	23

Balance, December 31, 2005	604	—	—	604
Cash payments	(551)	—	—	(551)
Adjustment to liability	(23)	—	—	(23)
Effects of foreign currency exchange	(21)	—	—	(21)
Accretion	12	—	—	12

Balance, September 30, 2006	$21	$—	$—	$21

As of September 30, 2006, the remaining balance of this restructuring accrual is due within 12 months and has been classified as current accrued liabilities and will be paid through July 2007. Lease termination costs are net of estimated sublease income of $0.1 million at September 30, 2006.

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

We recorded an additional $10.0 million accrual in 2004 for the estimated lease related costs associated with permanently vacating two additional floors in our Santa Clara headquarters building and other leased facilities, partially offset by a $1.3 million write-off of deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of $0.8 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment.

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

During 2005, we completed the move of our European headquarters to Ireland and vacated the planned space in Amsterdam. We recorded an additional $1.5 million restructuring charge for estimated lease related costs associated with the permanently vacated facilities and a $1.4 million restructuring charge for severance costs. All of these restructuring charges were related to the EMEA operating segment. During 2005, we also made adjustments to our restructuring accrual totaling $0.8 million due to a change in assumptions related to utility costs and sublease income.

During the first quarter of 2006, we made adjustments to our restructuring accrual totaling $0.3 million attributable to a change in assumptions related to commissions on new and existing subleases. During the second quarter of 2006, we made adjustments to our restructuring accrual totaling $0.1 million attributable to a change in assumptions related to property taxes on an existing lease.

During the third quarter of 2006, we decreased our restructuring accrual by $0.4 million attributable to subleased facilities in Amsterdam and Santa Clara.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring accruals established in 2004 and activity through September 30, 2006 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	9,973	7,932	480	18,385
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(231)	(275)	—	(506)
Accretion	74	—	—	74

Balance, December 31, 2004	9,237	3,482	417	13,136
Restructuring accrual	1,454	1,382	20	2,856
Cash payments	(2,747)	(4,864)	(297)	(7,908)
Adjustment to liability	(810)	—	(140)	(950)
Effects of foreign currency exchange	(46)	—	—	(46)
Accretion	341	—	—	341

Balance, December 31, 2005	7,429	—	—	7,429
Cash payments	(1,745)	—	—	(1,745)
Adjustment to liability	(21)	—	—	(21)
Effects of foreign currency exchange	44	—	—	44
Accretion	203	—	—	203

Balance, September 30, 2006	$5,910	$—	$—	$5,910

As of September 30, 2006, $1.7 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $4.2 million has been classified as other long-term liabilities, and will be paid through 2013. Lease termination costs are net of estimated sublease income of $5.0 million at September 30, 2006.

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

In 2004, we decreased the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by $0.5 million in 2004, due to favorable changes in estimates related to the sublease income to be received over the remaining lease term. Also in 2004, we recorded a $0.1 million adjustment to reduce the restructuring accrual for severance and benefits from our EMEA operating segment that would not be utilized.

During 2005, we decreased our restructuring accrual totaling $1.0 million due to a change in assumptions related to utility costs and sublease income.

During the first quarter of 2006, we made adjustments to our restructuring accrual totaling $0.1 million attributable to a change in assumptions related to commissions on existing subleases. During the second quarter of 2006, we made adjustments to our restructuring accrual totaling $0.2 million attributable to a change in assumptions related to property taxes on an existing lease. During the third quarter of 2006, we decreased our restructuring accrual by $1.1 million attributable to favorable changes in the market rates associated with our subleased space.

The following table summarizes our restructuring accrual established in 2003 and activity through September 30, 2006 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(483)	(123)	—	(606)
Accretion	548	—	—	548

Balance, December 31, 2004	12,441	—	—	12,441
Cash payments	(1,279)	—	—	(1,279)
Adjustment to liability	(1,006)	—	—	(1,006)
Accretion	498	—	—	498

Balance, December 31, 2005	10,654	—	—	10,654
Cash payments	(1,271)	—	—	(1,271)
Adjustment to liability	(753)	—	—	(753)
Accretion	308	—	—	308

Balance, September 30, 2006	$8,938	$—	$—	$8,938

As of September 30, 2006, $2.0 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $6.9 million has been classified as other

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term liabilities and will be paid through 2013. Lease termination costs are net of estimated sublease income of $8.9 million at September 30, 2006.

Our estimate of the excess facilities charges may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases, and the market rates at the time of such subleases and the amount of commissions paid in association with sublease activities. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2005 were primarily allocated to the EMEA, Japan, and North America operating segments and the facility restructuring charges in 2004 and 2003 were primarily in the North America operating segment.

8.	Line of Credit

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of September 30, 2006 and December 31, 2005.

9.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator — Basic and diluted net income	$34,090	$12,313	$104,595	$78,972

Denominator — Basic
Basic weighted average common stock outstanding	159,728	166,174	161,343	164,201

Denominator — Diluted
Basic weighted average common stock outstanding	159,728	166,174	161,343	164,201
Effect of dilutive securities:
Common stock options, restricted stock units, Employee Stock Purchase Plan shares and shares subject to repurchase(1)	1,757	4,582	1,789	4,333

Diluted weighted average shares	161,485	170,756	163,132	168,534

Net income per share — Basic	$0.21	$0.07	$0.65	$0.48

Net income per share — Diluted	$0.21	$0.07	$0.64	$0.47

(1)	In the three months ended September 30, 2006 and 2005, 8.2 million and 0.7 million options and restricted stock units to purchase common stock and shares subject to repurchase, respectively, were excluded from the calculation since the effect was anti-dilutive. In the nine months ended September 30, 2006 and 2005, 8.1 million and 1.7 million options and restricted stock units to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

Our consolidated provision for income taxes for the three months ended September 30, 2006 and 2005 was $16.8 million and $2.3 million, respectively, reflecting an effective tax rate of 33% and 16%, respectively. The effective tax rate for the three months ended September 30, 2006 differs from the United States federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions offset by adjustments to tax reserves. The effective tax rate for the three months ended September 30, 2005 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to tax reserves. Our consolidated provision for income taxes for the nine months ended September 30, 2006 and 2005 was $33.5 million and $26.6 million, respectively, reflecting an effective tax rate of 24% and 25%, respectively. The effective tax rate for the nine months ended September 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances partially offset by adjustments to tax reserves. The effective tax rate for the nine months ended September 30, 2005 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances and tax reserves.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net revenue by region:
North America	$164,166	$140,983	$466,249	$414,751
EMEA	87,417	76,457	260,685	207,337
Japan	18,535	19,741	63,537	56,806
Asia-Pacific, excluding Japan	11,241	9,011	30,733	29,233
Latin America	5,704	4,097	18,713	16,940

Net revenue	$287,063	$250,289	$839,917	$725,067

Income from operations by region:
North America	$62,369	$54,479	$170,212	$149,946
Europe	46,761	38,123	138,805	92,558
Japan	10,062	11,372	36,533	30,668
Asia-Pacific, excluding Japan	436	1,502	416	7,188
Latin America	2,981	1,490	10,132	9,093
Corporate	(85,819)	(98,874)	(250,665)	(201,459)

Income from operations	$36,790	$8,092	$105,433	$87,994

The difference between income from operations and income before taxes is reflected on the face of our condensed consolidated statements of income.

The corporate expenses, which are not considered attributable to any specific geographic region, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

General and administrative and other operating costs	$39,675	$26,039	$125,007	$79,391
Corporate marketing	13,929	10,200	43,042	29,957
Stock-based compensation	14,864	3,888	40,656	5,002
Amortization of purchased technology and other intangibles	8,643	7,407	24,485	23,399
SEC settlement charge	—	50,000	—	50,000
SEC and compliance costs	7,901	—	11,673	—
Acquisition and retention bonuses	2,146	934	5,409	3,562
Restructuring (benefit) charges	(1,393)	(10)	(274)	6,013
In-process research and development	—	—	460	4,000
Loss (gain) on sale of assets and technology	54	212	207	(499)
Divestiture costs	—	207	—	996
Reimbursement from transition services agreement	—	(3)	—	(362)

Corporate expenses	$85,819	$98,874	$250,665	$201,459

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Litigation

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

Open Cases

We have described below our material legal proceedings and investigations that are currently pending and are not in the ordinary course of business. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. The results of claims, lawsuits and investigations also cannot be predicted, and it is possible that the ultimate resolution of these matters, individually and in the aggregate, may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Other

On August 17, 2006, a patent infringement lawsuit — captioned Deep Nines v. McAfee, Inc., No. 9:06CV174, (“Deep Nines litigation”) was filed in the United States District Court for the Eastern District of Texas. The lawsuit asserts that (i) several of our Enterprise products infringe on a Deep Nines’ patent, and (ii) we falsely marked certain of its products with a McAfee patent which was abandoned after its issuance. The lawsuit seeks preliminary and permanent injunctions against the sale of certain products as well as damages. We have counter-asserted that Deep Nines has infringed various McAfee patents. The Deep Nines litigation is still in its preliminary stages thus we are unable to determine the ultimate outcome at this time. However, we believe that we have meritorious defenses to this lawsuit and intend to vigorously defend against it. No provision has been recorded in the financial statements for this matter.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

13.	Warranty Accrual and Guarantees

We offer warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of September 30, 2006 and December 31, 2005 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2005	$1,818
Additional accruals	3,514
Costs incurred during the period	(4,249)

Balance, December 31, 2005	1,083
Additional accruals	1,855
Costs incurred during the period	(1,977)

Balance, September 30, 2006	$961

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of certain guarantee and indemnification agreements as of September 30, 2006:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in all of our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our vendor. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion or all of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

•	Under the terms of our agreement to sell Magic in January 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to these agreements.

•	Under the terms of our agreement to sell Sniffer in July 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $200.0 million. To date, we have paid no amounts under the representations and warranties indemnification. We have not recorded any accruals related to these agreements.

•	Under the terms of our agreement to sell McAfee Labs assets in December 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $1.5 million. We have not recorded any accruals related to these agreements.

If we believe a liability associated with any of the aforementioned indemnifications becomes probable and the amount of the liability is reasonably estimable or the minimum amount of a range of loss is reasonably estimable, then an appropriate liability will be established.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” in Part II, Item 1A in this quarterly report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. We encourage you to read these sections carefully.

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

We have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized business and consumers either directly or through a network of qualified partners. We derive our revenue and generate cash from customers from primarily three sources (i) service and support revenue, which includes maintenance, training and consulting revenue, (ii) subscription revenue, which includes revenue from subscription-based offerings and (iii) product revenue, which includes hardware and perpetual license revenue. We continue to focus our efforts on building a full line of complementary network and system protection solutions. During the nine months ended September 30, 2006, we acquired SiteAdvisor and Preventsys to enhance and complement our current offerings. The acquisition of SiteAdvisor in April 2006 significantly enhances our internet security solutions. Our system security management and vulnerability management capabilities were further advanced with the acquisition of Preventsys in June 2006.

We evaluate our consolidated financial performance utilizing a variety of indicators. Two of the primary indicators that we utilize are total net revenue and net income. As discussed more fully below, our net revenue in the three and nine months ended September 30, 2006 grew by 15% and 16%, respectively, compared to the same prior-year period. We believe net revenue is a key indicator of the growth and health of our business. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. We believe net income is a key indicator of the profitability of our business. Our net income for the three and nine months ended September 30, 2006 grew by 177% and 32%, respectively, compared to the same prior-year period.

The following discussion and analysis should be read in conjunction with the “Explanatory Note Regarding Restatement” and the audited consolidated financial statements and the notes thereto, included in our annual report on Form K for the year ended December 31, 2006 filed simultaneously with this quarterly report Form 10-Q. The following discussion and analysis also reflects the restatement of financial results, which is more fully described in Note 3, “Restatement of Condensed Consolidated Financial Statements and Special Committee and Company Findings” to the condensed consolidated financial statements included in this quarterly report Form 10-Q.

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

On May 25, 2006, we announced we had voluntarily initiated a review of our stock option grant practices during the late 1990s and early 2000s timeframe. Management discovered irregularities in certain historical stock option grants during its initial internal review, and discussed these findings with our board of directors in late May 2006. Our board of directors established a special committee of independent directors to review our stock option granting practices and related accounting. The special committee was assisted by independent counsel and forensic accountants (collectively referred to as “the investigative team”). The investigation primarily focused on the processes used to establish option exercise prices and obtain approvals of stock option grants and post-employment option modifications. The investigation, which covered the time period from January 1, 1995 through March 31, 2006, included a review of our historical stock option practices, accounting policies, accounting records, supporting documentation, email communications and other documentation, as well as interviews with a number of current and former directors, officers and employees.

On October 10, 2006, the special committee presented its initial findings to the board of directors. As part of this presentation, the special committee communicated to our board of directors information concerning irregularities with respect to the new hire option grant of our former president. Following that presentation, our chairman and chief executive officer retired and our president was terminated. The board determined this termination was a termination for cause. In November 2006, certain members of the investigative team met with the staff of the SEC’s Division of Enforcement and presented the initial findings of the investigation. As a result of that meeting, the scope of the investigation was expanded to include a review of the: (i) historical option grants by McAfee.com, (ii) historical exercise activity with respect to our option grants to consider potential exercise date manipulation and (iii) post-employment arrangements with former executives.

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

prices, moreover certain of these documents were used by us in making accounting determinations with respect to stock-based compensation;

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

To correct our past accounting for stock options under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), we recorded additional pre-tax, non-cash, stock-based compensation expense totaling $137.4 million, consisting of $3.4 million ($2.5 million, net of tax) for the year ended December 31, 2005, and $134.0 million ($87.7 million, net of tax) for the periods 1995 through 2004. Of the $3.4 million stock-based compensation expense recorded in 2005, we recorded $0.9 million and $2.9 million respectively for the three and nine months ended September 30, 2005. We also expect to amortize, from July 1, 2006, an additional $0.1 million of such pre-tax charges under Statement of Financial Accounting No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), in periods through December 31, 2009.

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

Critical Accounting Policies

Critical Accounting Policies and Estimates

Effective September 2006, we changed our policy related to consumer incentive rebates and on January 1, 2006, we adopted a new policy related to stock-based compensation pursuant to our adoption of SFAS 123(R), as more fully described below. We have also described our policy for the restatement of our stock-based compensation. Other than these changes, we have made no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2006 as compared to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2005.

Restatement of Stock-based Compensation

We previously applied APB 25 and its related interpretations and provided the required pro forma disclosure under SFAS 123 through the year ended December 31, 2005. Under APB 25, non-cash, stock-based compensation expense should have been recognized for any option with intrinsic value on the accounting measurement date. An option is deemed to have intrinsic value when the exercise price is below the market price of the underlying stock on the accounting measurement date. Certain of our stock options were incorrectly measured prior to the completion of required approvals and granting actions. After revising the measurement date for these options, certain options were deemed to have intrinsic value and, as a result, there should have been stock-based compensation expense for each of these options under APB 25 equal to the number of options multiplied by their intrinsic value on the revised measurement date. That expense should have been amortized over the vesting period of the option. Starting in the year ended December 31, 2006, we adopted SFAS 123(R). As a result, for 2006, the additional stock-based compensation expense required to be recorded for these stock options was equal to the fair value on the revised measurement date for options vesting in 2006 or later. We did not record the additional stock-based compensation expense under APB 25 or SFAS 123(R) related to these stock options in our previously issued financial statements.

As a result of the investigation, we determined that the original measurement dates we used for accounting purposes for certain option and restricted stock grants to employees from April 1995 through April 2005 were not appropriate, and, in some instances such dates were chosen with the benefit of hindsight so as to give more favorable exercise prices. From January 2005 through March 2005, we had no revised measurement dates. Other than director grants with clerical errors, we had no revised measurement dates from May 2005 through March 2006.

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

APB 25 defines the measurement date as the first date upon which the number of options and exercise price are known. Our determination of the revised measurement date was based on our assessment that a grant was determined with finality and was no longer subject to change. Such determinations involved judgment and careful evaluation of all relevant facts and circumstances for each grant. In light of the significant judgment used in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different stock-based compensation expense than recorded by us in the restatement. While we considered various alternative approaches, we believe that the approaches we used were the most appropriate under the circumstances. We conducted a sensitivity analysis to assess how the restatement adjustments could have changed under alternative methodologies for determining measurement dates for stock option grants from 1995 through 2005. The following are the judgments involved in determining revised measurement dates.

Date of Execution of UWC

For certain grants, we were unable to locate contemporaneous documentation confirming that a compensation committee meeting, or a meeting by a delegated level of authority, occurred on the effective date of the UWC. For compensation committee UWCs with effective dates in 2004 and 2005, which cover 0.4 million options, we discovered instances in which documented approval actually occurred subsequent to the UWC effective date. The revised measurement date in these instances is the documented approval date. There were no options granted in compensation committee UWCs from 2001 through 2003. For UWCs prior to 2001, which cover 9.4 million options, and all delegated committee UWCs, the compensation or delegated committee resolved to grant options, and later documented such resolutions in UWCs, with an effective date which reflected the date of the granting action. With the exception of one UWC, no evidence was located that contradicted a UWC effective date as the approval date for any compensation committee grants prior to 2001. For UWCs prior to 2001, we did not locate any evidence that caused us to question the reliability of UWCs, outside the one instance discussed above. We have therefore placed reliance on the compensation committee UWCs prior to 2001.

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

In the three and nine months ended September 30, 2006, we recognized stock compensation expense of $14.9 million and $40.7 million, respectively. Prior to our adoption of SFAS 123(R), we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. During the three and nine months ended September 30, 2005, we recognized stock-based compensation expense of $3.9 million and $5.0 million, respectively, related to grant date intrinsic value resulting from revised accounting measurement dates, the exchange of McAfee.com options in 2002, the re-pricing of options in 1999 and restricted stock awards. See Note 4 to the condensed consolidated financial statements for additional information.

We use the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the ESPP. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.

For options issued during the three and nine months ended September 30, 2006, we estimated the weighted-average fair value to be $9.41 and $10.51, respectively. For employee stock purchase rights issued during the nine months ended September 30, 2006, we estimated the weighted-average fair value to be $6.11. The key assumptions that we used to calculate this value are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock option grants:
Risk free interest rate	4.9%	4.0%	4.8%	3.9%
Weighted average expected lives (years)	5.9	4.0	5.6	4.0
Volatility	34.0%	49.5%	38.4%	55.6%
Dividend yield	—	—	—	—
ESPP:
Risk free interest rate		3.5%	4.6%	3.1%
Weighted average expected lives (years)		0.5	0.5	1.1
Volatility		38.0%	38.0%	40.0%
Dividend yield		—	—	—

During the three months ended September 30, 2006, we did not have any ESPP grants.

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

The assumptions that we have made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, our calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in our financial statements. For example, if we increased the assumption regarding our stock’s volatility for options granted during the three and nine months ended September 30, 2006 by 10%, our stock-based compensation expense would increase by $0.4 million and $1.9 million, respectively, net of expected forfeitures. This increased expense would be amortized over the options’ 4.0 year vesting period. Likewise, if we increased our assumption of the expected lives for options granted during the three and nine months ended September 30, 2006 by one year, our stock-based compensation expense would increase by $0.2 million and $1.1 million, respectively, net of expected forfeitures. This increased expense would be amortized over the options’ 4.0 year vesting period.

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all stock-based awards and only recognize expense for those awards we expect to vest. The stock-based compensation expense recognized in our condensed consolidated statement of operations for the three and nine months ended September 30, 2006 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of stock-based compensation could differ, perhaps materially, from the amount recognized in our financial statements. For example, if we had decreased our estimate of expected forfeitures by 50% at September 30, 2006, our stock-based compensation expense for the three and nine months ended September 30, 2006, net of expected forfeitures, would have increased by $4.1 million and $4.1 million, respectively. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested stock options, restricted stock units, and restricted stock awards, and employee stock purchase rights that have not yet been recognized by $15.1 million at September 30, 2006, net of expected forfeitures, amortized over a weighted-average period of 2.5 years.

Sales Incentives and Sales Returns

We reduce revenue for estimates of sales incentives and sales returns. We offer sales incentives, including channel rebates, marketing funds and end-user rebates for products in our corporate and consumer product lines. Additionally, end-users may return our products, subject to varying limitations, through distributors and resellers or to us directly for a refund within a reasonably short period from the date of purchase. We estimate and record reserves for sales incentives and sales returns based on our historical experience. In each accounting period, we must make judgments and estimates of sales incentives and potential future sales returns related to current period revenue. These estimates affect our net revenue line item on our statement of income and affect our net accounts receivable, deferred revenue and accrued liabilities line items on our condensed consolidated balance sheet. These estimates affect all of our operating geographies. Effective September 2006, in connection with the launch of our new consumer products, all consumer incentive rebates are recorded ratably as an offset to consumer revenue, which is recognized ratably, over the term of the subscription.

At September 30, 2006, our allowance for sales returns and incentives was $37.8 million compared to $32.0 million at December 31, 2005. If our allowance for sales returns and incentives were to increase by 10%, or $3.8 million, our net revenue would decrease by approximately $2.9 million in the nine months ended September 30, 2006 and our deferred revenue would decrease by approximately $0.9 million as of September 30, 2006.

Results of Operations

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended				Nine Months Ended
	September 30,		2006 vs. 2005		September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Net revenue:
Service and support	$160,388	$141,932	$18,456	13%	$466,298	$410,591	$55,707	14%
Subscription	110,822	90,891	19,931	22	299,197	236,797	62,400	26
Product	15,853	17,466	(1,613)	(9)	74,422	77,679	(3,257)	(4)

Total net revenue	$287,063	$250,289	$36,774	15%	$839,917	$725,067	$114,850	16%

Percentage of total net revenue:
Service and support	56%	57%			55%	56%
Subscription	39	36			36	33
Product	5	7			9	11

Total net revenue	100%	100%			100%	100%

The increase in net revenue in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 reflected (i) a $22.5 million increase in our corporate business and (ii) a $14.3 million increase in our consumer business. The increase in net revenue in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 reflected (i) a $79.3 million increase in our corporate business and (ii) a $37.5 million increase in our consumer business. This increase was slightly offset by a $1.9 million decrease attributable to McAfee Labs, which was sold in April 2005.

Net revenue from our corporate business increased during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 primarily due to (i) increased corporate spending on McAfee security products and (ii) increased revenue from our Foundstone and Intrushield product lines. Net revenue from our Intrushield and Foundstone product lines increased $7.8 million and $5.8 million, respectively, in the three months ended September 30, 2006 and $20.6 million and $12.7 million in the nine months ended September 30, 2006, respectively. Net revenue from our consumer market increased during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 primarily due to (i) online subscriber growth due partly to an increase in our customer base and expansion to additional countries, (ii) increased online renewal subscriptions and (iii) increased royalty revenue from our strategic channel partners, such as Gateway, AOL and Dell.

Net Revenue by Geography

The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended
	September 30,		2006 vs. 2005		Nine Months Ended September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Net revenue:
North America	$164,166	$140,983	$23,183	16%	$466,249	$414,751	$51,498	12%
EMEA	87,417	76,457	10,960	14	260,685	207,337	53,348	26
Japan	18,535	19,741	(1,206)	(6)	63,537	56,806	6,731	12
Asia-Pacific, excluding Japan	11,241	9,011	2,230	25	30,733	29,233	1,500	5
Latin America	5,704	4,097	1,607	39	18,713	16,940	1,773	10

Total net revenue	$287,063	$250,289	$36,774	15%	$839,917	$725,067	$114,850	16%

Percentage of total net revenue:
North America	57%	56%			55%	57%
EMEA	30	30			31	29
Japan	7	8			8	8
Asia-Pacific, excluding Japan	4	4			4	4
Latin America	2	2			2	2

Total net revenue	100%	100%			100%	100%

Net revenue outside of North America, consisting of U.S. and Canada, accounted for approximately 43% and 44% of net revenue in the three months ended September 30, 2006 and 2005, respectively, and 45% and 43% of net revenue in the nine months ended September 30, 2006 and 2005, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.

The increase in total net revenue in North America during the three months ended September 30, 2006 primarily related to (i) a $5.5 million increase in corporate revenue in North America due to increased corporate spending on McAfee products and increased revenue of our Foundstone and Intrushield product lines and (ii) a $17.7 million increase in consumer revenue in North America primarily due to an increase in our customer base.

The increase in total net revenue in North America during the nine months ended September 30, 2006 primarily related to (i) a $41.1 million increase in corporate revenue in North America due to increased corporate spending on McAfee security products and increased revenue from our Foundstone and Intrushield product lines and (ii) a $12.3 million increase in consumer revenue in North America, partially offset by a $1.9 million decrease attributable to McAfee Labs, which was sold in April 2005.

The increase in total net revenue in EMEA during the three months ended September 30, 2006 was attributable to an $11.6 million increase in corporate revenue due to increased corporate spending on McAfee security products, increased revenue from our Foundstone and Intrushield product lines and the strengthening Euro against the

U.S. Dollar resulting in a $4.0 million positive impact to EMEA net revenue, partially offset by a $0.6 million decrease in consumer revenue.

The increase in total net revenue in EMEA during the nine months ended September 30, 2006 was attributable to (i) a $29.5 million increase in corporate revenue due to increased corporate spending on McAfee security products and increased revenue of our Foundstone and Intrushield product lines and (ii) a $23.8 million increase in consumer revenue due partly to an increase in our customer base and expansion to additional countries. Although total net revenue from EMEA increased $53.3 million, the weakening Euro against the U.S. Dollar resulted in an approximate $6.4 million negative impact to EMEA net revenue in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Our Japan, Latin America and Asia-Pacific operations combined have historically comprised less than 20% of our total net revenue, and we expect this trend to continue. Although total net revenue from Japan increased in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, the weakening Japanese Yen against the U.S. Dollar resulted in an approximate $5.1 million negative impact to Japanese net revenue.

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

	Three Months Ended
	September 30,		2006 vs. 2005		Nine Months Ended September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Net service and support revenue:
Support and maintenance	$153,635	$135,915	$17,720	13%	$450,080	$393,439	$56,641	14%
Consulting and training	6,753	6,017	736	12	16,218	17,152	(934)	(5)

Total service and support revenue	$160,388	$141,932	$18,456	13%	$466,298	$410,591	$55,707	14%

Percentage of service and support revenue:
Support and maintenance	96%	96%			97%	96%
Consulting and training	4	4			3	4

Total service and support revenue	100%	100%			100%	100%

Service and support revenue includes revenue from software support and maintenance contracts, training and consulting revenue. The increase in service and support revenue in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was attributable to an increase in support and maintenance primarily due to the amortization of deferred revenue from support arrangements and an increase in sales of support renewals, offset slightly by a decrease in consulting and training revenue.

Our future profitability and rate of growth, if any, will be directly affected by increased price competition and the size of our revenue base. Our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenue and operating results would be adversely affected. Additionally, support pricing under the perpetual-plus model is significantly higher than the previous subscription model. In the event customers choose not to renew their support arrangements or renew such arrangements at other than the contractual rates, revenue under the perpetual-plus model could be negatively impacted.

Subscription Revenue

The following table sets forth, for the periods indicated, the change in subscription revenue from September 30, 2005 to September 30, 2006:

	Three Months Ended				Nine Months Ended
	September 30,		2006 vs. 2005		September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Total subscription revenue	$110,822	$90,891	$19,931	22%	$299,197	$236,797	$62,400	26%

Subscription revenue includes revenue from subscription arrangements. The increase in subscription revenue in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was attributable to (i) an increase in our online subscription arrangements due to strengthened relationships with strategic channel partners, such as Gateway, AOL and Dell, (ii) an increase in revenue from our McAfee Managed VirusScan online service for small and medium-sized businesses and (iii) increased royalties from strategic channel partners.

Product Revenue

The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue.

	Three Months Ended
	September 30,		2006 vs. 2005		Nine Months Ended September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Net product revenue:
Licenses	$10,678	$13,753	$(3,075)	(22)%	$44,800	$45,970	$(1,170)	(3)%
Hardware	7,755	5,769	1,986	34	26,915	17,739	9,176	52
Retail and other	(2,580)	(2,056)	(524)	(25)	2,707	13,970	(11,263)	(81)

Total product revenue	$15,853	$17,466	$(1,613)	(9)%	$74,422	$77,679	$(3,257)	(4)%

Percentage of product revenue:
Licenses	67%	79%			60%	59%
Hardware	49	33			36	23
Retail and other	(16)	(12)			4	18

Total product revenue	100%	100%			100%	100%

Product revenue includes revenue from software licenses, hardware and retail product. The decrease in product revenue in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was attributable to (i) a decrease in license revenue in the three months ended September 30,

2006 due to our continued shift in focus from retail-boxed products to our online subscription model for consumers, (ii) decreased retail sales, which management believes was due to anticipation of our launch of McAfee Consumer Suites that occurred at the end of September 2006 and (iii) increased incentive rebates and funds provided to our partners for marketing which are recorded as an offset to revenue and included in retail and other revenue in the table above, partially offset by increased Foundstone hardware revenue and increased demand for Intrushield. For the three months ended September 30, 2006 and 2005 the amount of incentive rebates and funds provided to our partners for marketing exceeded revenue for those periods, resulting in a decrease to total product revenue.

With the launch of our McAfee Consumer Suites in September 2006, all future consumer licenses will be subscription-based. The continued use of a subscription-based model for licenses will result in product revenue declines with a corresponding increase in subscription revenue.

Cost of Net Revenue

The following table sets forth, for the periods indicated, a comparison of cost of revenue.

	Three Months Ended				Nine Months Ended
	September 30,		2006 vs. 2005		September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Cost of net revenue:
Service and support	$13,127	$5,682	$7,445	131%	$39,736	$18,127	$21,609	119%
Subscription	29,624	16,464	13,160	80	76,077	46,058	30,019	65
Product	15,415	13,135	2,280	17	45,810	44,402	1,408	3
Amortization of purchased technology	5,987	4,501	1,486	33	16,180	13,363	2,817	21

Total cost of net revenue	$64,153	$39,782	$24,371	61%	$177,803	$121,950	$55,853	46%

Components of gross margin:
Service and support	$147,261	$136,250			$426,562	$392,464
Subscription	81,198	74,427			223,120	190,739
Product	438	4,331			28,612	33,277
Amortization of purchased technology	(5,987)	(4,501)			(16,180)	(13,363)

Total gross margin	$222,910	$210,507			$662,114	$603,117

Total gross margin percentage	78%	84%			79%	83%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees providing customer support, training and consulting services. The cost of service and support revenue increased in total and as a percentage of service and support revenue for the three and nine months ended September 30, 2006 due primarily to increased allocation of technical support costs.

In 2006 our technical support teams devoted proportionately more time to routine customer support and less time to product development. We have allocated a greater percentage of technical support costs to cost of net revenue and a lesser percentage to research and development costs relative to prior periods, resulting in a two and three percentage point increase in cost of service and support revenue as a percentage of service and support revenue for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005, respectively.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include online subscription arrangements and royalties paid to our strategic channel partners. The increase in subscription costs for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was primarily attributed to an increase in online subscription arrangements and royalties paid to our online strategic channel partners. As a percentage of subscription revenue for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 cost of subscription revenue has increased due to higher online subscription volumes and higher percentages payable to our partners under online subscription arrangements.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and, with respect to hardware-based security products, computer platforms and other hardware components. The increase in the cost of product revenue for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was primarily attributable to an increase in hardware costs, offset slightly by our shift in focus from retail-boxed products to our online subscription model. As a percentage of product revenue, cost of product revenue increased due to an increase in incentive rebates and marketing funds and an increase in the cost of products sold caused by a shift in product mix from higher margin licensing revenue to lower margin hardware revenue. Upon the launch of our McAfee Consumer Suites, all related license revenue and cost of revenue are included in subscription revenue and cost of subscription revenue.

Amortization of Purchased Technology

The increase in amortization of purchased technology in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 is due to the acquisitions of SiteAdvisor and Preventsys. Purchased technology related to these two acquisitions totaled $19.0 million. The purchased technology is being amortized over a weighted average life of 4.9 years.

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors based on the estimated fair values. The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Amortization of fair value of options issued to employees	$6,955	$24,677
Cash settlement of options	2,668	2,668
Restricted stock awards and units	4,984	11,447
Employee Stock Purchase Plan	257	1,864

Total stock-based compensation expense	$14,864	$40,656

Amortization of fair value of options issued to employees.  We recognize the fair value of stock options issued to employees as stock-based compensation expense over the vesting period of the awards. As we adopted SFAS 123(R) using the modified prospective method, these charges include compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90 day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. The cash payment to settle these options will be based upon an average closing price of our common stock subsequent to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended. As of September 30, 2006, we have recorded a liability based on the intrinsic value of these options using our January 7, 2007 closing stock price. We will continue to adjust this amount in future reporting periods based on the closing price of our common stock.

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

The following table summarizes stock-based compensation expense recorded by income statement line item in the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Cost of net revenue — service and support	$546	$1,503
Cost of net revenue — subscription	180	485
Cost of net revenue — product	190	576

Stock-based compensation expense included in cost of net revenue	916	2,564
Research and development	4,299	11,637
Marketing and sales	6,158	16,257
General and administrative	3,491	10,198

Stock-based compensation expense included in operating expenses	13,948	38,092
Total stock-based compensation expense related to stock-based equity awards	14,864	40,656
Deferred tax benefit	(2,966)	(10,014)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$11,898	$30,642

Prior to our adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS 123. In the three and nine months ended September 30, 2005, we recorded stock-based compensation expenses under APB 25 which consisted of the following items (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(As restated)	(As restated)

Grant date intrinsic value	$913	$3,170
Exchange of McAfee.com options	1,552	1,207
Repriced options	1,180	10
Restricted stock awards	243	615

Total stock-based compensation expense	3,888	5,002
Deferred tax benefit	(1,235)	(1,375)

Total stock-based compensation expense, after-tax	$2,653	$3,627

Grant date intrinsic value.  We recognize stock-based compensation expense over the vesting period of the awards for the excess of the fair value of our common stock as of the revised measurement date over the exercise price of the options. During the three and nine months ended September 30, 2005, we recognized stock-based compensation expense totaling $0.8 million and $2.8 million, respectively, related to the grant date intrinsic value. For additional information regarding the intrinsic charges resulting from revised measurement dates, refer to Note 3.

In connection with the acquisition of Foundstone in October 2004, we recorded deferred compensation for the intrinsic value of our options issued in exchange for unvested options held by Foundstone employees. These options are vesting over the requisite service period. We recorded stock-based compensation of approximately $0.1 million and $0.4 million in the three and nine months ended September 30, 2005, respectively, related to these options.

Exchange of McAfee.com options.  In September 2002, we acquired the minority interest of McAfee.com and exchanged options to purchase our common stock for McAfee.com options held by McAfee.com employees. The exchanged options included a provision for a cash payment to the option holder upon exercise, which resulted in the options being accounted for as variable awards. The stock-based compensation expense of $1.6 million in the three months ended September 30, 2005 was due to an increase in our stock price from $26.18 at June 30, 2005 to $31.42 at September 30, 2005. The stock-based compensation expense of $1.2 million in the nine months ended September 30, 2005 was due to an increase in our stock price from $28.93 at December 31, 2004 to $31.42 at September 30, 2005. Under SFAS 123(R), variable accounting does not apply to the exchanged options.

Repriced options.  Certain of our options were repriced in 1999, resulting in variable accounting. The stock-based compensation expense of $1.2 million in the three months ended September 30, 2005 was due to an increase in our stock price from $26.18 at June 30, 2005 to $31.42 at September 30, 2005. The stock-based compensation expense of less than $0.1 million in the nine months ended September 30, 2005 was due to an increase in our stock price from $28.93 at December 31, 2004 to $31.42 at September 30, 2005. Under SFAS 123(R), variable accounting does not apply to the repriced options.

Restricted stock awards.  We granted restricted stock awards to key employees and executives in 2005 and 2002. The stock-based compensation expense related to these awards is determined based on the excess of our closing stock price on the grant date over the $.01 purchase price, and is recognized over the vesting period. During the three and nine months ended September 30, 2005, we recognized stock-based compensation expense of $0.2 million and $0.6 million, respectively.

The pre-tax stock-based compensation expense of $3.9 million and $5.0 million in the three and nine months ended September 30, 2005, respectively, is included in the following line items in our condensed consolidated statement of income (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(As restated)	(As restated)

Cost of net revenue — service and support	$6	$10
Cost of net revenue — subscription	15	25
Cost of net revenue — product	(1)	(4)

Stock-based compensation expense included in cost of net revenue	20	31
Research and development	2,080	1,221
Marketing and sales	786	1,480
General and administrative	1,002	2,270

Stock-based compensation expense included in operating expenses	3,868	4,971

Total stock-based compensation expense related to stock-based equity awards	$3,888	$5,002

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

As of September 30, 2006, total compensation cost related to unvested stock options, restricted stock units, and restricted stock awards not yet recognized and reduced by estimated forfeitures was $77.9 million. This amount is expected to be recognized over a weighted-average period of approximately 2.5 years.

Operating Costs

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2006 vs. 2005		September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Research and development(1)	$50,641	$47,188	$3,453	7%	$144,426	$130,277	$14,149	11%
Percentage of net revenue	18%	19%			17%	18%

(1)	Includes stock-based compensation expenses of $4,299 and $2,080 in the three months ended September 30, 2006 and 2005, respectively, and $11,637 and $1,221 in the nine months ended September 30, 2006 and 2005, respectively.

Research and development expenses consist primarily of salary, benefits, and stock compensation for our development and technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended September 30, 2006 was primarily attributable to (i) a $2.3 million increase in salary and benefit expenses for individuals performing research and development activities due to an increase in average headcount and salary increases in April 2006, (ii) the recognition of $4.3 million of stock compensation expense in the three months ended September 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of $2.1 million stock compensation expense under APB 25 in the three months ended September 30, 2005, (iii) a $1.7 million increase attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition, offset by a $2.7 million decrease in research and development expenses for the three months ended September 30, 2006 driven by a decrease in the use of third-party contractors and our revised allocation of technical support costs related to a general decrease in product development efforts.

The increase in research and development expenses in the nine months ended September 30, 2006 was primarily attributable to (i) a $9.8 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and salary increases in April 2006, (ii) the recognition of $11.6 million of stock compensation expense in the nine months ended September 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of $1.2 million stock compensation expense under APB 25 in the nine months ended September 30, 2005, (iii) a $3.7 million increase attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition, (iv) a $2.2 million increase in spending for expenses specifically due to an increase in events and travel for certain research and development personnel and (v) a $1.0 million increase in depreciation expense associated with research and development assets, partially offset by (i) a $13.0 million decrease in research and development expenses driven by our revised allocation of technical support costs related to a general decrease in product development efforts, weakening foreign currencies in EMEA and Japan against the U.S. Dollar, and decreases in various other expenses related to research and development activities, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

In 2006 our technical support teams devoted proportionately more time to routine customer support and less time to product development. We have allocated a greater percentage of technical support costs to cost of net revenue and a lesser percentage to research and development costs relative to prior periods.

We believe that continued investment in product development is critical to attaining our strategic objectives.

Marketing and Sales

The following table sets forth, for the periods indicated, a comparison of our marketing and sales expenses:

	Three Months Ended				Nine Months Ended
	September 30,		2006 vs. 2005		September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Marketing and sales(1)	$91,260	$72,717	$18,543	26%	$264,990	$222,498	$42,492	19%
Percentage of net revenue	32%	29%			32%	31%

(1)	Includes stock-based compensation expenses of $6,158 and $786 in the three months ended September 30, 2006 and 2005, respectively, and $16,257 and $1,480 in the nine months ended September 30, 2006 and 2005, respectively.

Marketing and sales expenses consist primarily of salary, commissions, stock compensation and benefits for marketing and sales personnel and costs associated with advertising and promotions. The increase in marketing and sales expenses during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 reflected (i) the recognition of $6.2 million of stock compensation expense in the three months ended September 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $0.8 million stock compensation expense under APB 25 in the three months ended September 30, 2005, (ii) a $4.4 million increase in salary and benefit expense for individuals performing marketing and sales activities due to an increase in average headcount, (iii) a $4.4 million increase due to increased spending on sales, marketing, promotion and advertising programs, including marketing spend for SiteAdvisor and corporate branding initiatives, (iv) a $1.9 million increase in commissions due to increased sales in the three months ended September 30, 2006 compared to the same prior-year period (v) a $0.7 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the three months ended September 30, 2006 compared to the same prior-year period and (vi) increases in various other expenses related to marketing and sales activities.

The increase in marketing and sales expenses during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 reflected (i) the recognition of $16.3 million of stock compensation expense in the nine months ended September 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $1.5 million stock compensation expense under APB 25 in the nine months ended September 30, 2005, (ii) a $13.2 million increase in salary and benefit expense for individuals performing marketing and sales activities due to an increase in average headcount and salary increases that were effective beginning in April 2006, (iii) a $10.3 million increase due to increased spending on sales, marketing, promotion and advertising programs, including marketing spend for SiteAdvisor and corporate branding initiatives, (iv) a $2.2 million increase in travel expense primarily attributable to increased average headcount, (v) a $2.2 million increase in commissions due to increased bookings in the nine months ended September 30, 2006 compared to the same prior-year period, and (vi) increases in various other expenses related to marketing and sales activities, partially offset by a $1.9 million decrease due to weakening foreign currencies in EMEA and Japan against the U.S. Dollar in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended
	September 30,		2006 vs. 2005		Nine Months Ended September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

General and administrative(1)	$35,055	$29,614	$5,441	18%	$127,101	$92,299	$34,802	38%
Percentage of net revenue	12%	12%			15%	13%

(1)	Includes stock-based compensation expenses of $3,491 and $1,002 in the three months ended September 30, 2006 and 2005, respectively, and $10,198 and $2,270 in the nine months ended September 30, 2006 and 2005, respectively.

General and administrative expenses consist principally of salary, stock compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 reflected (i) a $4.3 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount, (ii) the recognition of $3.5 million of stock compensation expense in the three months ended September 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $1.0 million stock compensation expense under APB 25 in the three months ended September 30, 2005, partially offset by a (i) $1.4 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act and other general cost reduction efforts.

The increase in general and administrative expenses during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 reflected (i) a $25.0 million increase in legal expenses, which includes expenses related to our offer to settle a derivative class action lawsuit, a commercial settlement, and indemnification costs for former directors and officers, (ii) the recognition of $10.2 million of stock compensation expense in the nine months ended September 30, 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $2.3 million stock compensation expense under APB 25 in the nine months ended September 30, 2005 and (iii) a $6.6 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases that were effective beginning in April 2006, partially offset by (i) a $2.5 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act (ii) a $2.4 million decrease in acquisition-related bonuses and (iii) a $0.9 million decrease due to weakening foreign currencies in EMEA and Japan against the U.S. Dollar in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

SEC and Compliance Costs

SEC and compliance costs consist principally of costs associated with the investigation into our stock option granting practices and costs associated with independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC, which was finalized in 2006. The $7.9 million of SEC and compliance costs during the three months ended September 30, 2006 included a $1.5 million expense related to independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC, which was finalized in 2006, and a $6.4 million expense related to the investigation into our stock option practices. The $11.7 million of SEC and compliance costs during the nine months ended September 30, 2006 included a $3.9 million expense related to independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC and a $7.8 million expense related to the investigation into our stock option granting practices.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended				Nine Months Ended
	September 30,		2006 vs. 2005		September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Amortization of intangibles	$2,656	$2,906	$(250)	(9)%	$8,305	$10,036	$(1,731)	(17)%

Intangibles consist of identifiable intangible assets. The decrease in amortization of intangibles in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was attributable to older intangibles becoming fully amortized in 2006 and 2005.

Restructuring Charges

The following table sets forth, for the periods indicated, a comparison of our restructuring charges:

	Three Months Ended					Nine Months Ended
	September 30,		2006 vs. 2005			September 30,		2006 vs. 2005
	2006	2005	$	%		2006	2005	$	%
		(As restated)					(As restated)
	(Dollars in thousands)

Restructuring (benefit) charges	$(1,393)	$(10)	$(1,383)		**	$(274)	$6,013	$(6,287)		**

** Calculation not meaningful.

During 2005, 2004 and 2003, we permanently vacated several leased facilities and recorded accruals for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of the remaining lease obligations, along with estimated costs associated with subleasing the vacated facility, net of contractual and estimated sublease rental income. The restructuring benefit in the three and nine months ended September 30, 2006 consists of accretion totaling $0.2 million and $0.5 million, respectively, offset by adjustments to the accrual totaling $1.6 million and $0.8 million, respectively, attributable to favorable changes in the market rates associated with our subleased facilities in Amsterdam and Santa Clara, and a change in other assumptions associated with certain properties. The restructuring benefit in the three months ended September 30, 2005 consists of an adjustment totaling $0.1 million for permanently vacated leased facilities and an adjustment totaling $0.1 million related to reduction in headcount of approximately 14 employees and other costs, offset by accretion of $0.2 million. The restructuring charge in the nine months ended September 30, 2005 consists of a charge totaling $3.8 million for permanently vacated leased facilities, a charge totaling $1.4 million for severance costs being recognized over the required service period related to the move of our European headquarters to Ireland, a charge totaling $0.2 million related to reduction in headcount of 14 employees and other costs, and accretion of $0.6 million. See Note 7 to the condensed consolidated financial statements for further information related to restructuring charges.

In-process Research and Development

During the nine months ended September 30, 2006, we expensed $0.5 million of in-process research and development related to the acquisition of Preventsys, Inc. in June 2006. At the time of the acquisition, the ongoing project included the development of a new version of the security risk management system that will include increased functionality and new features, which we plan to introduce in the fourth quarter of 2006. At the date of acquisition, we estimated that, on average, 40% of the development effort had been completed and that the remaining 60% of the development would take approximately two months to complete. As of September 30, 2006, this development effort was complete and total costs to complete the development were $0.5 million. During the nine months ended September 30, 2005, we expensed $4.0 million of in-process research and development related to the acquisition of Wireless Security Corporation in June 2005.

SEC Settlement Charge

On March 22, 2002, the Securities and Exchange Commission (“SEC”) notified us that it had commenced a “Formal Order of Private Investigation” into our accounting practices. Following extended discussions with the SEC, on September 29, 2005, we announced we had reserved $50.0 million in connection with a potential settlement with the SEC, which was finalized in January 2006. On February 9, 2006, the SEC entered the final judgment for the settlement with us relating to this investigation. Under the terms of the settlement, we consented, without admitting or denying any wrongdoing, to be enjoined from future violations of the federal securities laws. We also agreed to certain other conditions, including the payment of a $50.0 million civil penalty, which was released from escrow on February 13, 2006.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income:

	Three Months Ended				Nine Months Ended
	September 30,		2006 vs. 2005		September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
		(As restated)				(As restated)
	(Dollars in thousands)

Interest and other income	$13,922	$6,657	$7,265	109%	$32,585	$18,665	$13,920	75%

Interest and other income includes interest earned on investments, partially offset by net foreign currency transaction losses. The increase in interest and other income is partially due to an increase in average cash, marketable securities, and restricted cash in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 of approximately $59.1 million and in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 of approximately $164.9 million. In addition, our average rate of annualized return on our investments has also increased from approximately 3% in both the three and nine months ended September 30, 2005, to approximately 5% in the three months ended September 30, 2006 and 4% in the nine months ended September 30, 2006 due to increasing interest rates. During the three months ended September 30, 2006 and 2005, we recorded a net foreign currency transaction gain of $0.4 million and a net foreign currency transaction loss of $1.7 million in our condensed consolidated statements of income, respectively, and during the nine months ended September 30, 2006 and 2005, we recorded net foreign currency transaction losses of $6.5 million and $2.6 million, respectively, in our condensed consolidated statements of income.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes.

	Three Months Ended					Nine Months Ended
	September 30,		2006 vs. 2005			September 30,		2006 vs. 2005
	2006	2005	$	%		2006	2005	$	%
	(Dollars in thousands)

Provision for income taxes	$16,776	$2,276	$14,500		**	$33,491	$26,581	$6,910	26%
Effective tax rate	33%	16%				24%	25%

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

The effective tax rate for the three months ended September 30, 2006 differs from the United States federal statutory rate (“statutory rate”) primarily due to a decrease in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year to date expense to our revised estimate of our annual effective rate and adjustments to tax reserves. The effective tax rate for the three months ended September 30, 2005 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to tax reserves. The effective tax rate for the nine months ended September 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments recorded to valuation allowances partially offset by adjustments to tax reserves. The effective tax rate for the nine months ended September 30, 2005 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances and tax reserves. The decrease in the effective tax rate for the nine months ended September 30, 2006 as compared to the prior year rate is primarily the result of an increase in pretax earnings in lower tax jurisdictions in 2006 and greater tax benefits from adjustments to valuation allowances and tax reserves in 2005.

The American Jobs Creation Act of 2004 (“the Act”) provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including our year ended December 31, 2005. Certain criteria must be met to qualify for the deduction, including the establishment of a domestic reinvestment plan by the chief executive officer, the approval of the plan by the board of directors, and the execution of the plan whereby the repatriated earnings are reinvested in the United States.

In the third quarter of 2005, we decided to make distributions of earnings from our foreign subsidiaries that would qualify for the repatriation provisions of the Act in the amount of $350.0 million. As a result, we recorded tax expense of $2.6 million, net of a $17.8 million tax benefit resulting from a lower tax rate under the Act on a portion of foreign earnings for which we previously (in 2004) provided United States tax. In the fourth quarter of 2005, we executed the qualifying distributions. Except for the aforementioned distributions qualifying under the Act, we intend to indefinitely reinvest all other current and/or future earnings of our foreign subsidiaries.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through March 31, 2009. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We are in compliance with these conditions as of September 30, 2006.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2006	2005
		(As restated)
	(In thousands)

Net cash provided by operating activities	$204,273	$292,652
Net cash used in investing activities	(362,794)	(170,719)
Net cash (used in) provided by financing activities	(197,861)	47,102

Overview

At September 30, 2006, we had cash and cash equivalents totaling $382.0 million, as compared to $728.6 million at December 31, 2005. In the nine months ended September 30, 2006, we generated positive operating cash flows of $204.3 million that were negatively impacted by the payment of the $50.0 million penalty to the SEC from our restricted cash. We received cash of $32.0 million related to our employee stock purchase plan and option exercises under our employee stock option plans. Uses of cash during the nine-months ended September 30, 2006 included the repurchase of common stock of approximately $234.7 million, including commissions, net purchases of marketable securities of $316.1 million, acquisitions totaling $65.9 million, net of cash acquired, and purchases of property and equipment of $30.7 million.

Our working capital, defined as current assets minus current liabilities, was $284.5 million and $688.0 million at September 30, 2006 and December 31, 2005, respectively. The decrease in working capital of approximately $403.5 million from December 31, 2005 to September 30, 2006 was primarily attributable to a $334.0 million decrease in cash and short-term marketable securities balances primarily due to the repurchase of common stock and a $79.9 million increase in current deferred revenue due to increased sales of subscription and support contracts. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2006 and 2005 was primarily the result of our net income of $104.6 million and $79.0 million, respectively. Net income for the nine months ended September 30, 2006 was adjusted for non-cash items such as depreciation and amortization of $50.7 million, non-cash stock compensation expenses of $38.0 million, changes in deferred income taxes of $22.2 million and changes in various assets and liabilities such as accrued taxes and other liabilities, accounts receivable, deferred revenue and prepaid expenses, prepaid taxes and other assets. Operating cash inflows from deferred revenue was $65.7 million from December 31, 2005 to September 30, 2006 due to increased sales of subscription and support contracts.

Historically, our primary source of operating cash flow was the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding, (“DSO”). DSOs were 42 days and 38 days in the three months ended September 30, 2006 and 2005, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of net revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2006 and 2005, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”

The decrease in cash related to accounts payable, accrued taxes and other liabilities was $8.3 million, which reflected the payment of the $50.0 million penalty to the SEC. Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the nine months ended September 30, 2006 and 2005, we did not make any significant changes to our payment timing to our vendors.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of September 30, 2006, approximately $325.2 million was held outside the United States. We utilize a variety of operational planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We have provided for U.S. federal income taxes on these amounts for consolidated financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the United States. The American Jobs Creations Act of 2004 provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including the year ending December 31, 2005. As a result, $350.0 million was repatriated in the fourth quarter of 2005.

In the third quarter of 2005, we placed $50.0 million in escrow for a proposed settlement with the SEC relating to the “Formal Order of Private Investigation” into our accounting practices that commenced on March 22, 2002 (see Note 12 to our condensed consolidated financial statements). On February 9, 2006, the SEC entered the final judgment for settlement with us. The $50.0 million escrow was released and transferred to the SEC on February 13, 2006. The transfer to the SEC is reflected as cash provided by investing activities of $50.0 million and cash used in operating activities of $50.0 million. The interest earned on the amount in escrow was released to us when the transfer was made to the SEC and is reflected as a positive adjustment to reconcile net income to net cash provided by operating activities on our condensed consolidated statement of cash flows for the nine months ended September 30, 2006.

We have incurred material expenses in 2006 as a direct result of the investigation into our stock option grant practices and related accounting. These costs primarily related to professional services for legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the informal investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters. We expect to pay for these obligations with available cash.

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

Investing Activities

Our investing activities for the nine months ended September 30, 2006 and 2005 are as follows (in thousands).

	Nine Months Ended
	September 30,
	2006	2005
		(As restated)

Net purchases of marketable securities	$(316,112)	$(76,971)
Decrease (increase) in restricted cash	49,896	(50,007)
Purchase of property and equipment and leasehold improvements	(30,707)	(25,041)
Acquisitions, net of cash acquired	(65,871)	(20,200)
Proceeds from sale of assets and technology	—	1,500

Net cash used in investing activities	$(362,794)	$(170,719)

Investments

We have classified our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income and U.S. government agency fixed income, mortgage-backed, and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

Restricted Cash

The current restricted cash balance of $50.5 million at December 31, 2005 reflected the $50.0 million we placed in escrow for the SEC settlement and the interest earned on the escrow which was restricted until released by the SEC as discussed in “Operating Activities” above. The interest earned on the escrow was released to cash upon payment to the SEC.

The non-current restricted cash balance of $1.0 million at September 30, 2006 and $0.9 million at December 31, 2005 consisted primarily of cash collateral related to the Foundstone facility lease, the Entercept facility lease and a facility lease in India, as well as workers’ compensation insurance coverage.

Property and Equipment

The $30.7 million and $25.0 million of property and equipment purchased during the nine months ended September 30, 2006 and 2005, respectively, was primarily for upgrades of our existing accounting system and purchases of computers, equipment and software. In the nine months ended September 30, 2006, we also acquired land adjacent to our facility in Plano, Texas for $1.8 million.

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

Acquisitions

In June 2006, we acquired 100% of the outstanding capital shares of Preventsys, Inc., a creator of security risk management and automated security compliance reporting, for approximately $4.8 million in cash, including acquisition costs and net of cash acquired. In April 2006, we acquired 100% of the outstanding capital shares of SiteAdvisor, Inc., a web safety consumer software company that tests and rates internet sites on an ongoing basis, for approximately $61.0 million, including acquisition costs and net of cash acquired.

Our available cash and equity securities may be used to acquire or invest in complementary companies, products and technologies. For example, in October 2006, we acquired Onigma Ltd for $19.1 million. In December 2006 we acquired substantially all of the assets of Citadel Security Software Inc for $61.2 million.

Financing Activities

Our financing activities for the nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
		(As restated)

Proceeds from issuance of common stock under stock option and stock purchase plans	$32,007	$94,453
Excess tax benefits from stock-based compensation	4,811	—
Repurchase of common stock	(234,679)	(47,351)

Net cash (used in) provided by financing activities	$(197,861)	$47,102

Stock Option and Stock Purchase Plans

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $32.0 million and $94.5 million in nine months ended September 30, 2006 and

2005, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. Beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. In the nine months ended September 30, 2006, we changed our equity compensation program for existing employees by starting to grant, in certain instances, restricted stock units in addition to awarding stock options. We continued to grant stock options to new employees. Although management has not determined what type of equity compensation we will use to reward top-performing employees, if management decides to grant only restricted stock units, which provide no proceeds to us, going forward, our proceeds from issuance of common stock will decrease significantly.

Excess Tax Benefits from Stock-Based Compensation

The excess tax benefit reflected as a financing cash inflow in the nine months ended September 30, 2006 represents excess tax benefits realized relating to stock-based payments to our employees, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.

Repurchase of Common Stock

During the nine months ended September 30, 2006, we used $234.2 million, including commissions, to repurchase 9.8 million shares of our common stock in the open market under our stock repurchase program. In addition, we used approximately $0.5 million in connection with our obligation to four holders of restricted stock to withhold the number of shares required to satisfy such holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

Credit Facility

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances are outstanding as of September 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks at September 30, 2006 are consistent with those discussed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2006 filed simultaneously with this quarterly report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that because of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2006.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses in our internal controls over financial reporting as of September 30, 2006.

Financial Close and Reporting Process

Our management concluded that the controls over our financial close and reporting process did not operate effectively as of September 30, 2006. In particular, management detected errors subsequent to the completion of its interim financial close and reporting process. Although the errors were not deemed to be individually material, their occurrence is indicative that the controls related to the financial close and reporting process were not operating in an effective manner. Because our controls over the financial close and reporting process had not operated consistently for a sufficient period of time, as of September 30, 2006 there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected at September 30, 2006.

As described below under the heading “Changes in Internal Controls Over Financial Reporting,” we have taken a number of steps during the three months ended and subsequent to September 30, 2006 designed to remediate our material weakness with respect to our financial close and reporting process, and our management has concluded that these efforts have led to the remediation of the this material weakness.

Stock Administration Process

As noted above, during the first six months of 2006, our management identified errors in our historical stock option granting practices as a result of the independent investigation. These errors were a result of internal control deficiencies in our stock option granting and accounting practices, including the recording and disclosure of stock-based compensation expense in our financial statements since 1995. Specifically, effective controls, including monitoring, were not designed and in place to provide reasonable assurance regarding the existence, completeness, accuracy, valuation, and presentation of activity related to our granting of stock options in the financial statements.

Due to the ongoing discovery of prior period errors that resulted from these internal control deficiencies and the absence of mitigating controls, management has concluded that, as of September 30, 2006, we did not maintain effective controls over our stock option granting and accounting practices, including the recording and disclosure of stock-based compensation expense in our financial statements. These internal control deficiencies resulted in errors in (i) stock-based compensation expense, additional paid-in capital, related income tax accounts and weighted average diluted shares outstanding and (ii) related financial statement disclosures. Management has concluded that these internal control deficiencies constitute a material weakness in internal control because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

As described below under the heading “Changes in Internal Controls Over Financial Reporting,” we have taken a number of steps designed to improve our stock administration process.

Accounting for Income Taxes

Our management identified errors in the tax calculations for the quarterly and annual financial statements resulting from: (i) historical analyses not being prepared in sufficient detail; (ii) current period tax calculations not being accurately prepared, and (iii) reviews of tax calculations not being performed with sufficient precision. Due to the number and amount of the errors identified resulting from these internal control deficiencies and the absence of mitigating controls, management has concluded that these internal control deficiencies constitute a material weakness in internal control because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

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

Financial Close and Reporting Process

In order to remediate the material weakness described above with respect to our financial close and reporting process, we took certain steps during 2006 and 2005 to ensure the remediation and continued effectiveness of our controls in subsequent periods. In accordance with the remediation plan set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, we took a number of steps, including the following:

•	Hired additional personnel for key finance and accounting functions, including a controller of our North American and Latin American operations and a senior manager of technical accounting to ensure the consistency of our accounting policies and procedures worldwide.

•	Automated many of our controls and financial reporting processes.

•	Implemented additional monitoring controls that designed to improve upon the accuracy and timely preparation of our financial statements and related SEC filings.

•	Standardized our worldwide policies and procedures.

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

•	Standardization of grant evidence and approval: All grants of stock awards to employees are made solely by the compensation committee of our board of directors, in its sole discretion, and no authority to grant stock awards may be delegated to management.

•	Standardization of grant timing: All grants of stock awards to employees are made only at regularly scheduled quarterly meetings of the compensation committee.

•	Changes in our executive management team: Our executive management team has changed significantly over the past two years: we terminated for cause the employment of our prior general counsel and our prior president and both our prior chief executive officer and our senior vice president of human resources resigned.

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

Findings and Remedial Actions

The special committee presented its initial findings to the board of directors on October 10, 2006. As part of this presentation, the special committee communicated to our board of directors information concerning irregularities with respect to the new hire option grant of our former president. Immediately following that presentation, our chairman and chief executive officer retired and our president was terminated. The board determined this termination was a termination for cause. The investigation was completed in November 2007. The investigation ultimately determined that: (i) certain option grants were previously accounted for using incorrect measurement dates and, in some instances such dates were chosen with the benefit of hindsight so as to give more favorable exercise prices, (ii) modifications were made to certain option grants post-employment and were not previously recorded, (iii) correction of errors to options historically accounted for as variable awards was required and (iv) income tax implications exist as a result of the revision of stock option measurement dates. As a result of these findings, we have restated our condensed consolidated financial statements to properly reflect the correction of these errors. During this restatement, we also corrected other known errors.

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

The investigative team has had meetings and continuous discussions with the SEC from May 2006 through the end of the investigation in November 2007. We have provided documents requested and we are cooperating with the SEC’s investigation.

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

Stock Repurchases

In April 2006, our board of directors authorized the repurchase of an additional $250.0 million of our common stock in the open market from time to time until October 2007, depending upon market conditions, share price and other factors. During the three months ended September 30, 2006, we did not purchase any shares pursuant to our publicly announced program, however, we did repurchase 14,125 shares of common stock in connection with our obligation to three holders of restricted stock to withhold the number of shares required to satisfy such holders’ tax liabilities in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program. Beginning in May 2006, we suspended repurchases of our common stock in the open markets due to the announced investigation into our historical stock option granting practices. The remaining $246.2 million authorized for repurchases at September 30, 2006 expired in October 2007. We expect that our executive management will recommend to our board of directors that a new common stock repurchase program be authorized.

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

McAfee Inc.

/s/  Eric F. Brown
Eric F. Brown
Executive Vice President, Chief Financial Officer and Chief Operating Officer

December 21, 2007

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed With
Number	Description	Form	Number	Number	Filing Date	this 10-Q

3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997	S-4	333-48593	3.1	March 25, 1998

3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004

3.3	Second Amended and Restated Bylaws of the Registrant	10-Q	001-31216	3.3	November 8, 2004

3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-A	000-20558	5.0	October 22, 1998

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X