Form 10-K
period 2006-12-31
McAfee, Inc.
filed 2007-12-21
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-31216

McAfee, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0316593 (I.R.S. Employer Identification Number)
3965 Freedom Circle Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code:
(408) 988-3832

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share and related Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

The aggregate market value of the voting stock held by non-affiliates of the issuer as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $3.9 billion. The number of shares outstanding of the issuer’s common stock as of December 7, 2007 was 159,908,615.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MCAFEE INC.

FORM 10-K
For the fiscal year ended December 31, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements in the Report include, but are not limited to, statements about the following matters:

•	future investments in complementary businesses, products and technologies;

•	our expectation that our financial results will continue to fluctuate;

•	our expectation that international revenue will remain a significant percentage of our net revenue;

•	our expectation that both product and pricing competition will increase;

•	our expectation that product-related expenses will increase;

•	expectations about future sales to our top ten distributors and our sales efforts through the channel and other partners;

•	the expected geographic composition of our future revenue;

•	our expected future revenue mix;

•	our expected revenue realization rates;

•	the anticipated future trend of specific categories of expenses;

•	the expected future impact related to change in senior management;

•	our expected benefits from business acquisitions;

•	stock-based compensation expense, which we began recognizing for our stock-based compensation plans under the fair value method in the first quarter of 2006;

•	expected expenses associated with our strategy to mitigate employee income tax obligations;

•	the expected future impact of FIN 48;

•	our expected future level of DSOs;

•	our expected settlement of pending federal and state stockholder derivative lawsuits;

•	our expected use of cash to buy back our common stock in the open market and for acquisitions; and

•	our expected ability to meet our obligations through available cash and internally generated funds, our expectation of generating positive working capital through operations, and our belief as to working capital being sufficient to meet our cash requirements in future periods.

In some cases, you can identify other forward-looking statements in the Report by terminology such as “may,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,”

“goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology.

EXPLANATORY NOTE REGARDING RESTATEMENT

This annual report on Form 10-K for the year ended December 31, 2006 includes the effects of a restatement on the following previously issued consolidated financial statements, data and related disclosures: (i) our audited consolidated financial statements as of December 31, 2005 and for each of the two years in the period ended December 31, 2005; (ii) our selected financial data as of and for the years ended December 31, 2005, 2004, 2003 and 2002; and (iii) our unaudited quarterly financial data for the first quarter in the year ended December 31, 2006 and for all quarters in the year ended December 31, 2005.

Financial information included in our reports on Form 10-K and Form 10-Q filed prior to July 27, 2007, and the related opinions of our independent registered public accounting firms, and all earnings press releases and similar communications and all financial information included in our reports on Form 8-K issued by us prior to December 21, 2007, should not be relied upon and are superseded in their entirety by this annual report on Form 10-K and other reports on Form 10-Q and Form 8-K filed by us with the SEC on or after December 21, 2007.

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

During our initial review, management discovered irregularities in certain historical stock option grants and discussed these findings with the board of directors in late May 2006. We learned during the course of the initial review, and through subsequent discussions between our former general counsel and certain directors, of irregularities regarding the pricing of a grant to our former general counsel. Upon review of the findings of the internal review and subsequent to such discussions, the board of directors immediately terminated the employment of our former general counsel for cause.

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

The special committee held more than 50 meetings from June 10, 2006 through the date of this filing to discuss matters related to the investigation with its advisors. The investigation included interviews with over 80 individuals, which were conducted at the direction of the investigative team. More than 3.3 million emails and electronic documents were collected, of which approximately 830,000 were determined to be relevant to the investigation and reviewed. In addition, more than 900 boxes of documents were reviewed.

Findings and conclusions

The special committee presented its initial findings to the board of directors on October 10, 2006. As part of this presentation, the special committee communicated to our board of directors information concerning errors and irregularities with respect to our option granting practices, including, among others, the new hire option grant of our former president and one of the option grants to our former general counsel. Immediately following that presentation, our chairman and chief executive officer retired and our president was terminated. The board determined this termination was a termination for cause.

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

As a result of these findings, we have restated our consolidated financial statements to properly reflect the correction of these errors. During this restatement, we also corrected other known errors.

To correct our past accounting for stock options under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), we recorded additional pre-tax, non-cash, stock-based compensation expense totaling $137.4 million, including of $3.4 million ($2.5 million, net of tax) for the year ended December 31, 2005, $10.8 million ($7.2 million, net of tax) for the year ended December 31, 2004 and $123.1 million ($80.5 million, net of tax) for the periods 1995 through 2003. We also expect to amortize less than $0.1 million of such pre-tax charges under Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), in periods from January 1, 2007 through 2009.

The following table presents stock-based compensation expense recorded in this restatement by type of error as discussed below (in thousands):

Total

Reason for revised accounting measurement date:
Annual merit grant allocation and/or approval not complete on the original measurement date	$70,358
Original accounting measurement date prior to approval date	15,802
Original accounting measurement date prior to employment commencement date	6,341
Incorrect or inconsistent approval and employment commencement date documentation	4,812
Clerical errors in director grants	270

Total of intrinsic charges for revised measurement dates	97,583
Repriced annual merit grant	6,694
Post-employment option modifications previously not recorded	23,143
Correction of accounting errors, primarily options historically accounted for as variable awards	9,938

Total	$137,358

Option grants previously accounted for using incorrect measurement dates

The special committee identified instances of the following:

•	annual merit grant allocation and/or approval not complete on the original measurement date,

•	original accounting measurement date prior to approval date,

•	original accounting measurement date prior to employment commencement date,

•	incorrect or inconsistent approval and employment commencement date documentation, and

•	clerical errors in director grants.

In light of the significant judgment used in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different stock-based compensation expense than recorded by us in the restatement. While we considered various alternative approaches, we believe that the approaches we used were the most appropriate under the circumstances. We conducted a sensitivity analysis to assess how the restatement adjustments described in this annual report on Form 10-K could have changed under alternative methodologies for determining measurement dates for stock option grants from 1995 through 2005. See “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the annual report on Form 10-K for information regarding the incremental stock-based compensation charges that would result from using alternate measurement dates.

Approximately 98% of the total intrinsic value (the stock price on the revised measurement date minus the exercise price) recognized as a result of the investigation results from option grants made during the period 1995 through 2003. With the exception of a few individuals who are no longer associated with McAfee, we believe all holders of incorrectly priced options issued by us were not involved in or aware of the improper dating of options or other errors. Accordingly, we plan to continue to honor the options that violated the terms of our stock option plans, except in certain isolated cases described in the section “Modifications in 2006 to Certain Stock Options Granted to Former Executive Officers and Current Directors” in Note 16, “Employee Stock Benefit Plans” to our consolidated financial statements.

The special committee and management determined that the measurement dates for grants made after April 2005 complied with the prevailing accounting pronouncements and are not subject to restatement. The special committee proposed a number of remedial measures arising out of its investigation intended to enhance existing internal controls, policies and procedures relating to our stock option granting processes. Since November 2006, all grants have been approved at regularly scheduled compensation committee meetings which have been documented in compensation committee minutes.

Repriced Annual Merit Grant

The 1999 annual merit grant consisted of 2.1 million options which had an original measurement date of April 20, 1999. We determined that the key terms were determined with finality for approximately 1.6 million of these options in March 1999, and that the exercise price was reduced to $11.06 on April 20, 1999. The reduction in the exercise price was considered a repricing, therefore, we have accounted for these options as variable awards in accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”).

Post-employment option modifications previously not recorded

During the course of the investigation, we identified modifications to the key terms of certain stock option awards which had not been accounted for previously. These modifications occurred upon the termination of an employee and, in some cases, provided for the extension of the post-termination time period in which options could be exercised and allowed for the continued vesting of options subsequent to the former employee’s termination date. To the extent the terminated employee was not expected to perform substantive services on our behalf after termination, we should have recorded stock-based compensation expense based on the intrinsic value of the options on the date of the modification. To the extent the terminated employee was expected to continue to perform services on our behalf after termination or the modification occurred after the employee terminated, we should have recognized stock-based compensation expense based upon the fair value of the options received by the non-employee during the period in which services were provided. We did not properly account for the stock-based compensation expenses associated with certain option modifications in our previously issued financial statements. To correct our past accounting for stock option modifications, we recorded additional pre-tax, non-cash, stock-based compensation expense in the amount of $0.2 million and $22.9 million in 2004 and periods prior to 2004, respectively. We had no adjustments related to post-employment modifications in 2005.

Certain of the post-employment modifications also resulted in cash payments to former employees subsequent to their termination date. We should have recorded cash-based compensation expense on the termination date for the amount of the cash payments made subsequent to the termination date. In our previously issued financial statements, we incorrectly accounted for post-termination cash payments in the periods in which the payments were made. To correct our past accounting for these post-termination payments, we recorded adjustments to cash compensation expense which effectively shifted previously recorded compensation expense into the proper periods. These adjustments did not affect 2005. We recorded additional cash-based compensation benefit totaling $0.1 million during 2004 and additional cash-based compensation expense totaling $0.1 million in periods prior to 2004.

Correction of errors, primarily options historically accounted for as variable awards

Additionally, we discovered certain errors in our accounting for stock options that were repriced and historically accounted for as variable awards. These errors consisted primarily of an error in applying the transition guidance provided in FIN 44. To correct these errors in accounting for variable awards, we recorded additional pre-tax, non-cash, stock-based compensation expense in the amount of $0.3 million, $2.2 million and $6.5 million in 2005, in 2004 and periods prior to 2004, respectively. We recorded additional pre-tax, non-cash, stock-based compensation expense in the amount of $0.9 million in periods prior to 2004 related to other corrections of errors.

Income tax implications exist as a result of the revision of stock option measurement dates

As a result of our determination that certain of our measurement dates were not determined appropriately, we also reviewed our stock option grants to assess any related tax implications. Section 162(m) of the Internal Revenue Code (“Section 162(m)”) prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of $1.0 million in a taxable year. Compensation attributable to stock options issued under our employee stock option plan meets the requirements for treatment as qualified performance-based compensation and is an exception from the deduction limit of

Section 162(m) provided the exercise price is greater than or equal to the fair market value of our common stock on the date of grant. During our internal review of historical stock option granting practices, we determined that certain tax deductions related to stock options exercised by certain employees are not allowed under Section 162(m) because the exercise price of the stock option was less than the fair market value of our common stock on the date of grant. Accordingly, we reduced the additional paid-in-capital balances by $4.5 million, $0.7 million and $9.1 million from amounts previously reported in 2005, 2004 and periods prior to 2004, respectively, with corresponding adjustments to certain deferred tax assets and income taxes payable.

In addition, we recorded $0.2 million, less than $0.1 million and $0.5 million of expense in 2005, 2004 and periods prior to 2004, respectively, related to international tax implications as a result of revising stock option measurement dates.

Other prior-period errors

This restatement of prior-period financial statements also includes corrections of other errors. We have corrected these errors in the appropriate accounting period with the restatement of our financial statements for the non-cash stock-based compensation expense discussed above. The aggregate effect on net income was a decrease in income of $18.1 million in 2005 an increase of $2.1 million in 2004 and an increase of $4.0 million in periods prior to 2004.

Other issues

In addition to the charges resulting from the correction of the errors determined pursuant to the investigation, we expect additional expenses in future periods associated with our strategy to mitigate employee income tax implications for those individuals with options affected by revised measurement dates and we have taken certain actions and are considering other actions to modify certain option agreements to compensate those former employees who were unable to exercise options during the blackout period, the period from July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

Section 409A

We also reviewed the consequences of issuing in-the-money grants under Section 409A of the Internal Revenue Code. We are considering offering active employees who are option holders the opportunity to amend or exchange their options to avoid the adverse tax consequences of Section 409A.

Blackout period

From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, we have not been able to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for all vested options held by certain former employees and outside directors that would expire during the blackout period until the earlier of i) the ninetieth calendar day after we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, ii) the expiration of the contractual terms of the options, or iii) December 31, 2007. As a result of the modifications, we recognized $4.3 million of stock-based compensation expense in the fourth quarter of 2006 based on the fair value of these modified options.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we will determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our consolidated statements of income in the period of change until the options are exercised, expire or are otherwise settled. The expense or benefit associated with these options will be included in general and administrative expense in our consolidated statements of income, and will not be reflected as stock-based compensation expense. We will record expense or benefit in future periods based on the closing price of our common stock.

In November 2007, due to a delay in our becoming current in our reporting obligations, we extended the post-termination exercise period for options held by former employees and outside directors who terminated subsequent to the January 2007 modification and those previously modified in January 2007 as discussed above, until the earlier of i) the ninetieth calendar day after we become current in our reporting obligations under the Securities Exchange Act of 1934, as amended, ii) the expiration of the contractual terms of the options, or iii) December 31, 2008. Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the November 2007 modification, stock options held by the former employees and outside directors that terminated subsequent to the January 2007 modification and prior to November 2007 became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As a result, in November 2007, these options will be reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we will determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our consolidated statements of income in the period of change until the options are exercised, expire or are otherwise settled. The expense or benefit associated with these options will be included in general and administrative expense in our consolidated statements of income, and will not be reflected as stock-based compensation expense. We will record expense or benefit in future periods based on the closing price of our common stock.

PART I.

Item 1.	Business

OVERVIEW

We are a leading dedicated security technology company that secures systems and networks from known and unknown threats around the world. We empower home users, businesses, government agencies, service providers and our partners with the ability to block attacks, prevent disruptions, and continuously track and improve their security. We were incorporated in 1992. In June 2004, we changed our name to McAfee, Inc. from Networks Associates, Inc. and began trading on the New York Stock Exchange under the symbol MFE. We previously changed our name from McAfee Associates, Inc. to Networks Associates, Inc. in conjunction with our December 1997 merger with Network General Corporation. We are headquartered at 3965 Freedom Circle, Santa Clara, California, 95054, and the telephone number at that location is (408) 988-3832. Our internet address is www.mcafee.com.

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include: “McAfee,” “Network Associates,” “ePolicy Orchestrator,” “VirusScan,” “IntruShield,” “Entercept,” “Foundstone,” “McAfee SiteAdvisor,” “Avert,” “Preventsys,” “Hercules,” “Citadel,” “Policy Enforcer,” “Total Protection,” “AntiSpyware” and “SecurityAlliance.”

OUR APPROACH AND OFFERINGS

We apply business discipline and a pragmatic approach to security that is based on four principles of security risk management, (i) identify and prioritize assets, (ii) determine acceptable risk, (iii) protect against threats and (iv) enforce and measure compliance. We incorporate some or all of these principles into our solutions. Our solutions protect systems and networks, blocking immediate threats while proactively providing protection from future threats. We also provide software to manage and enforce security policies for organizations of any size. Finally, we incorporate McAfee Expert Services, Foundstone services and technical support to ensure a solution is actively meeting our customers’ needs. These integrated solutions help our customers solve problems, enhance security and reduce costs.

Threat Protection Offerings

Our threat protection offerings enable management of risks to systems, networks, and data with comprehensive, layered threat protection. Our portfolio includes system security, network protection, and messaging and web security. Each of our threat protection offerings is backed by McAfee Avert Labs, a leading global threat research organization. A substantial majority of our net revenue has historically been derived from our McAfee threat protection solutions, in particular the system security products now represented in McAfee Total Protection Solutions.

Our flagship business offering for system security is McAfee Total Protection Solutions, which was introduced in April 2006. A single solution with a single management console, McAfee Total Protection reduces the complexity of managing enterprise security and offers comprehensive protection against spyware, viruses, worms, spam, and intrusions, and incorporates centralized management and scalable network access control. This integrated approach enables organizations to proactively block known and unknown attacks and supports business continuity by controlling non-compliant endpoints. McAfee Total Protection Solutions comes as a licensed offering or in a software-as-a-service model. With our SiteAdvisor acquisition in the second quarter of 2006, we now offer unique web security with our McAfee Total Protection Solutions.

Our consumer products are also based on McAfee global protection technology and use McAfee Avert Labs research to provide our customers with online threat updates and up-to-date protection within our products.

Our network protection offerings help enterprises, small businesses, government agencies, educational organizations and service providers maximize the availability, performance and security of their network infrastructure. McAfee’s network protection solutions defend against network worms, intrusions, denial-of-service and other network-borne threats.

Our messaging and web security offerings provide gateway defense at an organization’s perimeter for systems such as web servers and email servers.

Compliance Management Offerings

Our compliance solutions can identify and resolve policy issues in a measurable and sustainable manner. McAfee’s compliance management portfolio offerings can help ensure compliance objectives are met across an organization — from the identification of security risks to the enforcement of security policies and audit against increasing regulations. McAfee’s network access control solution, McAfee NAC, supports internal security policies by preventing non-compliant personal computers (“PC’s”) from connecting to the internal network. Our McAfee Foundstone offerings assess and prioritize risks from vulnerabilities and threats and can be integrated with our McAfee Preventsys Risk Analyzer, McAfee Preventsys Compliance Auditor, the McAfee Policy Auditor and McAfee Remediation Manager to provide advanced risk mitigation, further assisting regulatory compliance. The latter offering joined the McAfee Compliance product line via acquisition of Preventsys in 2006. Onigma, a 2006 acquisition, adds data loss prevention capabilities to the compliance management portfolio. Data Loss Prevention (“DLP”) represents an exciting new technology addressing an increasingly visible problem shared by many companies. Citadel, another 2006 acquisition, adds security policy compliance plus automated vulnerability remediation (e.g. patch management) capabilities.

Unified Management Offerings

Our offering, McAfee ePolicy Orchestrator, is the unified management platform that links our protection and compliance capabilities and provides our customers with centralized policy management, common agent, efficient deployment and administration processes. Generally, our protection and compliance capabilities contained in the McAfee Total Protection Solutions are integrated with our McAfee ePolicy Orchestrator.

Mobile Security Offerings

Our mobile security offerings proactively protect mobile operators and their users by safeguarding mobile networks, terminals, applications and content. Our mobile security offerings limit the spread of mobile malware, inappropriate content, and unsolicited messaging. In addition, these offerings lessen negative brand impact, recovery costs, customer service issues and revenue disruption while enabling future operator strategies such as mobile payments, location-based services and mobile advertising. Our approach enables mobile network operators to assess global and local risks, protect their network and devices, and recover from attacks to their environment.

SiteAdvisor

We acquired SiteAdvisor Inc. in April 2006. SiteAdvisor’s innovative technology helps protect internet users from a broad range of security threats including spyware, spam and identity theft scams. Using a proprietary database of automated safety tests covering a substantial portion of the internet, SiteAdvisor’s software adds easy-to-understand safety annotations to websites, search engine results and links in e-mail and instant messages.

The basic version of SiteAdvisor is currently free. SiteAdvisor is included as a feature in each of our suite products worldwide. SiteAdvisor was introduced into certain of our enterprise security solutions in 2007. SiteAdvisor Plus is a paid version of SiteAdvisor that contains additional premium features.

Expert Services and Technical Support

Our McAfee Professional Services and McAfee Technical Support provide professional assistance in the design, installation, configuration and support of our customers’ products. We offer a range of consulting and educational services under both the McAfee and Foundstone banners.

Our McAfee Professional Services provide product design and deployment support with an array of standardized and custom offerings. This business is organized around our major product groupings and also offers a range of classroom education courses designed to assist customers and partners in their deployment and operation of McAfee’s products. Services are also available to help our customers plan for upgrades or enhancements of security infrastructure, and to respond to serious security outbreaks.

Our Foundstone Consulting Services include (i) threat modeling to identify potential software security problems, (ii) security assessments and (iii) education. Foundstone Consulting Services assist clients in the early assessment, design, and enhancement of their security and risk architectures. Through research and innovation, the Foundstone Security Practice is able to advise government and commercial organizations on the most effective countermeasures required to meet business and legislative policies for security and privacy. Foundstone Consulting Services are augmented by a range of classroom-based training and education courses.

McAfee Technical Support provides our customers online, telephone-based, and on-site technical support in an effort to ensure that our products are installed and working properly. Our support offerings include Tier I, Tier II, Tier III and Platinum support, providing varying levels of support for single consumers up through the largest organizations. All Technical Support programs include regular software updates and upgrades, and are available to customers worldwide from various regional support centers.

We have enhanced our support capabilities through our McAfee Virtual Technician (“MVT”), which provides automated online troubleshooting and assistance. MVT enables a growing percentage of customers to obtain the necessary assistance and resolution quickly, directly, and exclusively online — solving their problems and increasing satisfaction, while lowering costs.

Research and Development, Investments and Acquisitions

The market for computer software has low barriers to entry, is subject to rapid technological change, and is highly competitive with respect to timely product introductions. We believe that our ability to maintain our competitiveness depends in large part upon our ability to develop, acquire, integrate, and launch new products and solutions, and to enhance existing offerings.

Our research and development efforts support all of our offerings. They refine our security risk management processes, improve our product design and usability, and keep us on the forefront of threat research. Most importantly, our research helps ensure that our customers are protected.

In addition to developing new offerings and solutions, our development staff also focuses on upgrades and updates to existing products and on enhancement and integration of acquired technology. Future upgrades and updates may include additional functionality to respond to market needs, while also assuring compatibility with new systems and technologies.

We are committed to researching malicious code and vulnerability through our McAfee Avert Labs organization. McAfee Avert Labs conducts research in the areas of host intrusion prevention, network intrusion prevention, wireless intrusion prevention, malicious code defense, security policy and management, high-performance assurance and forensics and threats, attacks, vulnerabilities and architectures.

For 2006, 2005 and 2004, we expensed $193.4 million, $176.4 million and $174.9 million, respectively, on research and development as incurred.

As part of our growth strategy, we have also made and expect to continue to make acquisitions of, or investments in, complementary businesses, products and technologies.

OUR CUSTOMERS AND MARKETS

We develop, market, distribute and support computer security solutions for large enterprises, governments, small and medium-sized business and individual consumers through a network of qualified partners and other distribution models. We do business in five geographic regions: North America; Europe, Middle East and Africa, collectively referred to as EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America. For financial information about foreign and domestic operations, see Note 19 to our consolidated financial statements included elsewhere in this report.

Business to Business Solutions

We market our business solutions and offerings to commercial and government customers through resellers and distributors. Our two largest distributors, Ingram Micro Inc. and Tech Data Corp., together accounted for approximately 28% of our net revenue in 2006.

Consumer Solutions

We market our consumer solutions and offerings to individual consumers directly through online distribution methods, and indirectly through traditional distribution channels, such as retail and original equipment manufacturers (“OEMs”). Our McAfee consumer business is responsible for online distribution of our products sold to individual consumers over the internet, including products distributed by our online partners, and for licensing of technology to strategic distribution partners for sale to individual consumers, with certain exceptions.

LICENSING MODELS

Our customers can obtain our offerings through either perpetual or term licensing, or software-as-a-service models (“SaaS”).

Product Licensing Model

We typically license our software products to corporate and government customers using our perpetual-plus licensing arrangements, which provide a perpetual license coupled with an initial support period of one year. We also sell perpetual licenses in connection with sales of our hardware-based products in which software is bundled with the hardware platform. Most of our licenses are sold with renewable annual maintenance contracts.

Online Subscriptions and Managed Applications

For our online subscription services, customers “rent” or subscribe to the use of our security services for a defined period of time. Because our online subscription services are versionless, or self-updating, customers subscribing to these services are always using the most recent version of the software without having to purchase product updates or upgrades. Our online subscription consumer products and services are found at our website (www.mcafee.com) where customers download our applications. These enable detection and elimination of viruses on their PCs, repair of their PCs from damage caused by some viruses, and optimization of their hard drives. Our website offers McAfee SiteAdvisor for free download and offers McAfee SiteAdvisor Plus, McAfee Virus Scan Plus, McAfee Internet Security Suites and McAfee Total Protection for customers to purchase.

Our online subscription services are also available to customers and small business through various channel relationships with internet service providers (“ISPs”), such as AOL and Comcast, and available through PC suppliers, such as Dell and Gateway. ISPs offer McAfee subscription services as either a standard feature included in their service, or as a premium service.

Similarly, McAfee Total Protection provides our customers our most up-to-date protection software. This offering provides protection for both desktop/laptop PCs and file servers. In addition, McAfee Managed Mail Protection screens emails to detect spam and to quarantine viruses and infected attachments. Our McAfee Desktop Firewall blocks unauthorized network access and stops known network threats.

We also make our online subscription products and services available over the internet as a managed environment. Unlike our online subscription service solutions, these managed service provider (“MSP”) solutions are customized, monitored and updated by networking professionals for a specific customer.

MCAFEE MARKETING AND SALES

Our marketing and sales activities are directed at larger corporate and government customers, small and medium-sized companies and consumers. We engage resellers, distributors, system integrators, internet service providers and OEMs worldwide, through multiple channels.

Resellers and Distributors

In all of our geographic regions, most McAfee products are sold through partners, including corporate resellers, distributors, retailers, service providers and OEMs. In addition, our channel efforts include strategic alliances with complementary manufacturers to expand our reach and scale. We currently utilize corporate resellers, including ASAP Software, Inc., CDW Corporation, Computacenter PLC, Dell Inc., Dimension Data, Gateway, Inc., Insight Enterprises, Inc., Softmart, Inc., Software House International, Softchoice Corporation, Telefonica S.A., Terra Networks S.A. and others, as well as network and systems integrators who offer our solutions to corporate, small and medium-business and government customers.

Independent software distributors who currently supply our products include Avnet, Inc., Ingram Micro Inc., MOCA and Tech Data Corporation. These distributors supply our products primarily to large retailers, value-added resellers (“VARs”), mail order and telemarketing companies. We also sell our retail packaged products through several of the larger computer and software retailers, including Best Buy, Costco, Dixons, Fry’s, Office Depot, Office Max, Staples, Wal-Mart and Yamada. McAfee marketing and sales work closely with our major reseller and distributor accounts to manage demand generating activities, training, order flow and affiliate relationship management.

Our top ten distributors typically account for 45% to 65% of our net revenue quarterly. Our agreements with our distributors are not exclusive and may be terminated by either party without cause. Terminated distributors may not continue to sell our products. If one of our significant distributors terminated its relationship with us, we could experience a significant disruption in the distribution of our products.

We utilize a sell-through business model for distributors under which we recognize revenue at the time our distributors sell the products to their customers. Under this business model, our distributors are permitted to purchase software licenses at the same time they fill customer orders and to pay for hardware and retail products only when these products are sold by our distributors to their customers. In addition, prior to the sale of our products to the distributors’ customers, our distributors are permitted rights of return subject to varying limitations. After a sale by a distributor to its customer, there is generally no right of return from the distributor to us with respect to such product, unless we approve the return from the final customer to the distributor.

Original Equipment Manufacturers

OEMs license our products for resale to end users or inclusion with their products. For example, we are a security services provider for PC hardware manufacturers such as Dell, Inc., Gateway, Inc. (recently acquired by Acer), Samsung and Toshiba Corporation. Depending on the arrangement, OEMs may sell our software bundled with the PC or related services, pre-install our software and allow us to complete the sale, or sublicense a single version of our products to end users who must register the product with us in order to receive updates.

Strategic Alliances

From time to time, we enter into strategic alliances with third parties to support our future growth plans. These relationships may include joint technology development and integration, research cooperation, co-marketing activities and/or sell-through arrangements. Strategic alliance partners include AOL, AT&T, Cable and Wireless PLC, Comcast Corporation, Dell, Inc., Gateway, Inc. (recently acquired by Acer), Telecom Italia S.p.A. and Telefonica S.A., among others. Also, in 2007 EMC Corporation/RSA became a new partner. As part of our NTT DoCoMo alliance in Japan, we have jointly developed technology to provide integrated malware protection against mobile threats to owners of 3G FOMA handsets.

Sales in North America

Our North American sales force is organized by product offerings and customer type. Most of our commercial customers are served through reseller partners. A subset of our sales representatives focus on renewing the McAfee systems security installed base, while a larger group focuses on our full offering of Security Risk Management products and upgrades. Small business customers are served primarily through our reseller partners with a channel marketing organization assisting with lead generation, and a channel support team responsible for partner training and support.

Sales outside of North America

Outside of North America, we have sales and support operations in EMEA, Japan, Asia-Pacific, and Latin America. In 2006, 2005, and 2004, net revenue outside of North America accounted for approximately 45%, 43% and 39% of our net revenue, respectively.

Within our global geographies, our sales resources are organized by country, and the larger markets may further segment their sales resources by McAfee product line and/or customer segments.

Other Marketing Activities

We use channel marketing to market, promote, train and provide incentives to our resellers and distributors, and to promote our offerings to their end-user customers. We offer our resellers and distributors technical and sales training classes, online training resources, and marketing and sales demand generation assistance kits. We also provide specific cooperative marketing programs for end-user seminars, catalogs, demand creation programs, sales events, and other items.

One of the principal means of marketing our products and services is online via the internet. Our website, www.mcafee.com, supports marketing activities to our key customer and prospect segments, including home and home office users, small and medium-sized businesses, large enterprises and our partner community. Our website contains various marketing materials and information about our products. Our customers can download and purchase some products directly online. We also promote our products and services through advertising activities in trade publications, direct mail campaigns, television and strategic arrangements, as well as online through key word and search-based advertising. In addition, we attend trade shows, industry conferences, and publish periodic channel and customer newsletters.

We also market our products through the use of rebate programs and marketing funds. Within most countries, we typically offer volume incentive rebates to strategic channel partners and promotional rebates to end users. Our strategic channel partners may earn a volume incentive rebate primarily based upon their sale of our products to end users.

COMPETITION

The markets for our products are intensely competitive and are subject to rapid changes in technology. We also expect competition to continue to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include, but are not limited to:

•	performance,

•	quality,

•	accuracy,

•	breadth of product group,

•	integration of products,

•	introduction of new products and features,

•	brand name recognition,

•	price,

•	market presence,

•	functionality,

•	innovation,

•	customer support,

•	frequency of upgrades and updates,

•	reduction of production costs,

•	usability and technical support,

•	manageability of products and

•	reputation.

We believe that we compete favorably against our competitors in many of these areas. However, some of our competitors have longer operating histories, greater brand recognition, stronger relationships with strategic channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources, and other advantages. These factors may provide our competitors with an advantage in penetrating markets with their security and management products.

System Protection Market.  Our principal competitors in the anti-virus market are Symantec Corp., CA, Inc., and Microsoft Corporation. Trend Micro Inc. remains the strongest competitor in the Asian anti-virus market and has entered the U.S. and EMEA markets. Kaspersky Lab, Inc., Panda Software, Sophos, F-Secure Corporation and Dr. Ahn’s Anti-Virus Lab are also competitors in their respective markets.

Network Protection Market.  Our principal competitors in the network protection market are Cisco Systems Inc., CA, Inc., IBM (which acquired Internet Security Systems in October 2006), Juniper Networks, Inc., Symantec Corp., Check Point Software Technologies Ltd. and 3Com Corporation. IBM, Qualys and nCircle are the strongest competitors for our Foundstone products and solutions.

Web Security Market.  Our principal competitors in the web security market, which includes our SiteAdvisor products, include Microsoft Corporation, Trend Micro, Inc. and various search engine providers, namely Google, Inc. and Yahoo!, Inc. In addition, we anticipate that Symantec Corporation may enter this market in the near future.

Other Competitors.  In addition to competition from large technology companies such as Hewlett-Packard Co., IBM, Novell Inc. and Microsoft Corporation, we also face competition from smaller companies and shareware authors that may develop competing products.

OUR PROPRIETARY TECHNOLOGY

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

OUR EMPLOYEES

As of December 31, 2006, we employed approximately 3,700 individuals worldwide. Less than 2% of our employees are represented by a labor union. Competition for qualified management and technical personnel is intense in the software industry. Our continued success depends in part upon our ability to attract, assimilate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

ADDITIONAL INFORMATION

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. Other than the information expressly set forth in this annual report, on Form 10-K, the information contained or referred to on our website is not part of this annual report. We make available, free of charge, through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Annual Report on Form 10-K.

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

We Are Subject to Intense Competition and We Expect to Face Increased Competition in the Future.

The markets for our products are intensely competitive and we expect both product and pricing competition to increase. If our competitors gain market share in the markets for our products, our business and operating results could be adversely affected.

As competition increases, we expect increases in our product-related expenses, including increased product rebates, funds provided to our partners for marketing and strategic channel partner revenue-sharing agreements. Some of our competitors have longer operating histories, have more extensive international operations, greater name recognition, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. Our principal competitors in specific product markets include, but are not limited to:

•	in the system protection market, which includes our anti-virus and anti-spyware solutions, Symantec Corporation, CA, Inc. and Microsoft Corporation. Trend Micro Inc. remains the strongest competitor in the Asian anti-virus market and has entered the North American and EMEA markets. Kaspersky Lab, Inc., Panda Software, Sophos, F-Secure Corporation, and Dr. Ahn’s Anti-Virus Lab are also competitors in their respective geographic markets;

•	in the network protection market, which includes our other intrusion detection and protection products, Cisco Systems Inc., CA, Inc., IBM, (which acquired Internet Security Systems Inc. in October 2006), Juniper Networks, Inc., Symantec Corporation and 3Com Corporation. IBM and Qualys are the strongest competitors for our Intrushield and Foundstone products and solutions, respectively; and

•	in the web security market, which includes our SiteAdvisor products, Microsoft Corporation, Trend Micro Inc., and various search engine providers, namely, Google Inc. and Yahoo! Inc. In addition, we anticipate Symantec Corporation may enter this market in the near future.

Other competitors for our various products could include large technology companies. We also face competition from numerous smaller companies, shareware and freeware authors and open source projects that may develop competing products, as well as from future competitors, currently unknown to us, who may develop competing products or enter into our product markets.

A significant portion of our revenue comes from our consumer business. We focus on growth in this segment both directly and through relationships with ISPs such as AOL and Comcast, and PC OEMs, such as Dell, Acer/

Gateway and Toshiba. As competition in this market increases, we have experienced and expect continued pricing pressures from both our competitors and partners that have had and may continue to have a negative effect on our ability to sustain our revenue and market share growth. In addition, as our consumer business becomes more dependent upon the partner model, our direct online revenue may suffer and our retail business may also continue to decline. Further, as penetration of the consumer anti-virus market through the ISP model increases, we expect that pricing and competitive pressures in this market will become even more acute.

Increasingly, our competitors are large vendors of hardware or operating system software. These competitors are continuously developing or incorporating system and network protection functionality into their products. For example, in the second quarter of 2006 Microsoft released its consumer security solution and continues to execute on its announced plans to boost the security functionality of its Windows platform through its acquisition of managed service provider FrontBridge Technologies, anti-virus provider Sybari Software, Inc. and anti-spyware provider GIANT Company Software. Through its acquisitions of Okena, Inc., Riverhead Networks and NetSolv, Cisco Systems Inc. may incorporate into its firewall and router products functionality which competes with our content filtering and anti-virus products. In addition, Juniper Networks, Inc. acquired Netscreen Technologies, which allows them to incorporate intrusion prevention solutions into their firewalls and routers.

The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products or render our products obsolete and unmarketable. Even if these competitors’ incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. For example, Microsoft over time has sought to add security features to its operating systems that would provide functionality similar to what our products offer. We believe that Microsoft has in the past and may in the future increase such security features while at the same time making it more difficult for us to integrate our products with its operating systems. We could be adversely affected if our customers generally believe that Microsoft’s integrated offerings reduce the need for our products or if they prefer products that Microsoft chooses to bundle with its operating systems, as these products and the use of bundling could impair our ability to generate sales of our products to and through PC OEMs.

In addition, the software industry is currently undergoing consolidation as firms seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position. Additionally, if our competitors’ products are offered at significant discounts to our prices or are bundled for free, we may be unable to respond competitively, or may have to significantly reduce our prices, which could negatively impact our revenue and gross margins.

Software-as-a-service (SaaS) is becoming an increasingly important method and business models for the delivery of applications. SaaS models enable software owners to offer extensible software applications to customers for their use over the Internet, allowing customers to purchase and use applications and modules on a subscription basis, without the need for individual client installations or high maintenance costs. Because of the advantages that SaaS models offer over traditional software sales and licensing, competitors using SaaS models could enjoy growth in their businesses and, as a result, we could lose business to such competitors.

We Face Product Development Risks Associated with Rapid Technological Changes in Our Market.

The markets for our products are highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	offer a broad range of network and system protection products;

•	enhance existing products and expand product offerings, particularly those that operate in virtual environments;

•	extend security technologies to additional digital devices such as mobile phones and personal digital assistants;

•	respond promptly to new customer requirements and industry standards;

•	provide frequent, low cost or free upgrades and updates for our products;

•	maintain quality;

•	remain compatible with popular operating systems such as Linux, Sun’s Solaris, UNIX, Macintosh and OSX, Windows XP and Windows NT, and develop products that are compatible with new or otherwise emerging operating systems such as Microsoft’s Windows Vista Operating System and Macintosh Leopard; and

•	interoperate with industry trends and new technologies and function within new operating environments, including virtual machine environments, that are or that become increasingly important to customer deployments.

We may experience delays in product development as we have at times in the past. Complex products like ours may contain undetected errors or version compatibility problems, particularly when first released, which could delay or harm market acceptance. In addition, we may choose not to deliver a previously announced product. The widespread inclusion of products that perform the same or similar functions as our products within the Windows platform could reduce the perceived need for our products. For example, in the second quarter of 2006 Microsoft executed on its announced plans to boost the security functionality of its Windows platform. Even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. The occurrence of these events could negatively impact our business.

In addition, we must continuously work to ensure that our products meet industry certifications and standards. Failure to meet industry standards and obtain product certifications could cause us to lose customers and sales and could impact our business. Also, if we fail to recognize and adapt to industry trends which challenge traditional software licensing models, including virtualization technologies that impact how software is purchased and deployed, we may experience lower revenues as a result.

The Discovery That We Had Retroactively Priced Stock Options and Had Not Accounted for Them Correctly May Result in Continued or Additional Litigation, Regulatory Proceedings and Government Enforcement Actions.

In May 2006, we announced that we had commenced an investigation of our historical stock option granting practices. In June 2006, we received a document subpoena from the Securities and Exchange Commission, or SEC, related to our historical stock option granting practices. Also, around the same time, we received a notice of informal inquiry from the United States Department of Justice, or DOJ, concerning our stock option granting practices. In this Form 10-K, we are filing restated consolidated financial statements for the years ended December 31, 2005 and 2004 to make certain non-cash, and other, adjustments as a result of our review of our historical stock option granting practices. In addition, we are also restating our condensed consolidated financial statements for the quarters ended June 30, 2005, September 30, 2005, and March 31, 2006 in our Form 10-Qs for the quarters ended June 30, 2006, September 30, 2006 and March 31, 2007, filed simultaneously with this annual report on Form 10-K. In connection with the restatement, we recorded additional pre-tax, non-cash, stock-based compensation expense totaling $137.4 million, consisting of $3.4 million ($2.5 million, net of tax) for the year ended December 31, 2005, $10.8 million ($7.2 million, net of tax) for the year ended December 31, 2004 and $123.1 million ($80.5 million, net of tax) for the periods 1995 through 2003.

The filing of our restated consolidated financial statements does not resolve the pending SEC inquiry into our historical stock option granting practices. We are engaged in ongoing discussions with, and continue to provide information to, the SEC regarding certain of our prior period consolidated financial statements. The resolution of the SEC inquiry into our historical stock option granting practices could require the filing of additional restatements of our prior consolidated financial statements or require that we take other actions not presently contemplated.

As part of the remedial actions we have taken in connection with the investigation and restatement, we have terminated for cause the employment of some employees, including former executive officers. We are the subject of litigation and similar proceedings in connection with such terminations, and we expect that we may be subject to similar actions in the future. In addition, terminations and related actions, litigations and proceedings may require us to make severance, settlement or other related payments in the future, which could adversely impact our operating results.

We cannot predict the outcome of the pending government inquiries or stockholder or other lawsuits, and we may face additional government inquiries, stockholder lawsuits and other legal proceedings related to our historical stock option granting practices and the remedial actions we have taken. We cannot predict what, if any, enforcement action the SEC or DOJ will take with respect to our failure to be current in our periodic reports or our historical stock option granting practices. All of these events have required us, and we expect will continue to require us, to expend significant management time and incur significant accounting, legal, and other expenses and ultimately adversely affect our financial condition and results of operations.

Our International Operations Involve Risks Which Could Increase our Expenses Adversely, Impact Our Operating Results and Divert the Time and Attention of Management.

During 2006, net revenue in our operating regions outside of North America represented approximately 45% of our total net revenue. We expect international revenue to remain a significant percentage of our net revenue and our continued focus on international growth exposes us to numerous risks, the impact of any of which could adversely affect our operating results.

Risks related to our international operations and strategy and specific to our company include:

•	increased costs and difficulties in managing and coordinating the activities of our geographically dispersed operations, particularly sales and support, located on multiple continents in greatly varying time zones and culturally diverse operations;

•	the challenge of successfully establishing, managing and staffing shared service centers for worldwide sales finance and accounting operations centralized from locations in the U.S. and Europe;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales and marketing practices and customer requirements in different cultures;

•	our ability to successfully localize software products for a significant number of international markets;

•	compliance with more stringent consumer protection and privacy laws;

•	currency fluctuations, including weakness of the U.S. dollar relative to other currencies, or the strengthening of the U.S. dollar that may have an adverse impact on revenues, financial results and cash flows;

•	risks related to hedging strategies;

•	potentially adverse tax consequences, including the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;

•	enactment of additional regulations or restrictions on the use, import or export of encryption technologies, which would delay or prevent the acceptance and use of encryption products and public networks for secure communication;

•	political instability in both established and emerging markets;

•	tariffs, trade barriers and export restrictions;

•	costs and delays associated with developing software in multiple languages;

•	increased compliance and regulatory risks in established and emerging markets;

•	a high incidence of software piracy in some countries; and

•	international labor laws and our relationship with our employees and regional work councils.

The impact of any one or more of these risks could negatively affect our business and operating results. Generally, we are subject to a lower blended corporate tax rate on our international sales. Changes in domestic or international tax regulations could adversely affect this arrangement in the future and impact our ability to realize similar tax benefits.

We Face a Number of Risks Related to Our Product Sales Through Intermediaries.

We sell a significant amount of our products through intermediaries such as distributors, PC OEMs, ISPs and other strategic channel partners, referred to collectively as distributors. Our top ten distributors typically represent approximately 45% to 65% of our net sales in any quarter. We expect that this percentage will increase as we continue to focus our sales efforts through our channel partners and other partners. Our two largest distributors, Ingram Micro Inc. and Tech Data Corporation, together accounted for approximately 28% of our net revenue during 2006.

Uncertain Timing and Delivery of Products

We may be unable to determine and unable to control the timing of the delivery of our products to end users by our distributors, which may make it difficult for us to forecast our revenue with respect to product sales through these intermediaries. Our reseller and OEM partners are not subject to any minimum sales volumes with respect to our products and, as such, the revenue attributable to sales from these distributors is uncertain and may vary significantly from period to period, affecting our operating results. Volume of product shipped by our OEM partners depends on volumes of the OEM partners’ products shipped, which is generally outside of our control.

Sale of Competing Products

Our distributors and resellers may sell other vendors’ products that are complementary to, or compete with, our products. While we have instituted programs designed to motivate our distributors and resellers to focus on our products, these distributors may give greater priority to products of other suppliers, including competitors. Our ability to meaningfully increase the amount of our products sold through our distributors and resellers depends on our ability to adequately and efficiently support these partners with, among other things, appropriate financial incentives to encourage pre-sales investment and sales tools, such as online sales and technical training and product collateral needed to support their customers and prospects. Any failure to properly and efficiently support our partners in this manner may result in them focusing more on our competitors’ products rather than our products and lost sales opportunities.

Loss of a Distributor

The agreements we have with our distributors, including those we have with Ingram Micro Inc. and Tech Data Corporation, are generally terminable by either party without cause with no or minimal notice or penalties. We may expend significant time, money and resources to further relationships with our distributors that are thereafter terminated. If one of our significant distributors terminated its agreement with us, we could experience a significant interruption in the distribution of our products. In addition, our business interests and those of our distributors may diverge over time, which could result in conflict, and termination of, or a reduction in, collaboration. In the past, our acquisition activity has resulted in the termination of distributor relationships. Future acquisition activity could cause similar termination of, or disruption in, our distributor relationships, which could adversely impact our revenues.

Payment Difficulties

Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. Our allowance for doubtful accounts was approximately $2.0 million as of December 31, 2006. We regularly review the collectability and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our uncollectible accounts could exceed our current or future allowances.

Pricing Competition

Increased competition in the markets in which we operate, particularly in connection with bids for PC OEM business, has led to increased pricing pressures. In the event that any of our PC OEM partners or other distributors terminates their relationship with us, our revenues could decline and our business may be harmed. Further, to the extent that any of our PC OEM partners or other distributors renegotiates its arrangement with us on less favorable terms, our operating results could be harmed.

We Face Risks Associated with Past and Future Acquisitions.

We may buy or make investments in complementary companies, products and technologies. For example, in October 2004 we acquired Foundstone to bolster our risk assessment and vulnerability management capabilities and in June 2005 we acquired Wireless Security Corporation to continue to develop their patent-pending technology to introduce a new consumer wireless security offering, and to integrate the technology into our small business managed solution. In addition, we acquired SiteAdvisor in April 2006, Preventsys in June 2006, Onigma Ltd. in October 2006 and substantially all of the assets of Citadel Security Software Inc. in December 2006. In November 2007 we acquired SafeBoot, and we expect to close our acquisition of ScanAlert in January 2008. We may not realize the anticipated benefits from these acquisitions. Future acquisitions could result in significant acquisition-related charges and dilution to our stockholders.

We face a number of risks relating to our acquisitions, including the following, any of which could harm our ability to achieve the anticipated benefits of our past or future acquisitions.

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

The geographic distance between the companies, the complexity of the technologies and operations being integrated and the disparate corporate cultures being combined may increase the difficulties of integrating an acquired company or technology. Management’s focus on the integration of operations may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition. If integration of our acquired businesses or assets is not successful, we may experience adverse financial or competitive effects which we currently do not anticipate.

Internal Controls, Policies and Procedures

Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. This risk is amplified by the increased costs and efforts in connection with compliance with the Sarbanes-Oxley Act.

“Open Source” Software

Despite having conducted the appropriate due diligence prior to the consummation of an acquisition, products or technologies acquired by us may nonetheless include so-called “open source” software which was not identified during the initial due diligence. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted because, among other reasons open source license terms may be ambiguous and may result in unanticipated or uncertain obligations regarding our products; and it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights.

Use of Cash and Securities

Our available cash and securities may be used to acquire or invest in companies or products. For example, in November 2007, we used approximately $350 million to acquire SafeBoot, B.V., and in January 2008, we expect to close the acquisition of ScanAlert, Inc., in which we will use approximately $51 million. In December 2006, we used approximately $61.2 million to acquire substantially all of the assets of Citadel Security Software Inc. and in October 2006, we used approximately $19.1 million to acquire Onigma, Ltd. In June 2006, we used approximately $4.8 million to acquire Preventsys, Inc., in April 2006 we used approximately $61.0 million to acquire SiteAdvisor, Inc. and in June 2005, we used approximately $20.3 million to acquire Wireless Security Corporation. Moreover, if we acquire a company, we may have to incur or assume that company’s liabilities, including liabilities that may not be fully known at the time of acquisition.

Accounting Charges

Acquisitions may result in substantial accounting charges for restructuring and other expenses, write-off of in-process research and development, future impairment of goodwill, amortization of intangible assets and stock-based compensation expense, any of which could materially adversely affect our operating results.

Critical Personnel May Be Difficult to Attract, Assimilate and Retain.

Our success depends in large part on our ability to attract and retain senior management personnel, as well as technically qualified and highly-skilled sales, consulting, technical, finance and marketing personnel. Other than executive management who have “at will” employment agreements, our employees are not typically subject to an employment agreement or non-competition agreement. In the recent past we have experienced significant turnover in our senior management team and in our worldwide sales and finance organization and replacing this personnel remains difficult.

Once we become current in our reporting obligations and our registration statements on Form S-8 are declared effective with respect to shares of common stock underlying our stock option plans and outstanding stock option awards, we expect some increase in short-term attrition rates as employees are able exercise stock options which they have been unable to exercise as a result of our aforementioned blackout period on stock option exercises.

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

Other personnel related issues that we may encounter include:

Competition for Personnel; Need for Competitive Pay Packages

Competition for qualified individuals in our industry is intense. To attract and retain critical personnel, we believe that we must maintain an open and collaborative work environment. We also believe we need to provide a competitive compensation package, including stock options and restricted stock. Increases in shares available for issuance under our stock option plans require stockholder approval. Institutional stockholders, or our other stockholders, may not approve future requests for increases in shares available under our equity incentive plans. For example, at our 2003 annual meeting held in December 2003, our stockholders did not approve a proposed increase in shares available for grant under our employee stock option plans. Additionally, as of January 1, 2006, we are required to include compensation expense in our consolidated statement of income and comprehensive income relating to the issuance of employee stock options. We are currently evaluating our compensation programs and in particular our equity compensation philosophy. In the future, we may decide to issue fewer stock options, possibly impairing our ability to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations when compared with periods prior to the effective date of these new rules.

Reduced Productivity of New Hires; Senior Management Changes

We continue to hire in key areas and have added a number of new employees in connection with our acquisitions. We have also increased our hiring in Bangalore, India in connection with the relocation of a significant portion of our research and development operations to India.

During 2006 and 2007, we experienced significant change in our senior management team and we may continue to experience such changes. Our former general counsel was terminated for cause in May 2006, our former president was terminated in October 2006, our former chief executive officer, George Samenuk, retired in October 2006, and for a significant period during 2006 and 2007 several other key senior management positions were vacant. The board determined the termination of our former president was for cause. In March 2007, we announced the appointment of David DeWalt as our chief executive officer and president, effective April 2007, who replaced Dale Fuller, who served as our interim chief executive officer and president from October 2006 to April 2007. Most recently, in September 2007, we announced the appointment of Mark Cochran as our general counsel, and in October 2007, we announced the appointment of Michael DeCesare as our executive vice president of worldwide sales operations.

For new employees or changes in senior management, there may be reduced levels of productivity as recent additions or hires are trained or otherwise assimilate and adapt to our organization and culture. The significant turnover in our senior management team during 2006 and 2007 may make it difficult to attract new employees and retain existing employees. Further, this turnover may also make it difficult to execute on our business plan and achieve our planned financial results.

Our Financial Results Will Likely Fluctuate, Making It Difficult for Us to Accurately Estimate Operating Results.

Our revenues, gross margins and operating results have varied significantly in the past, and we expect fluctuations in our operating results to continue in the future due at least in part to a number of factors, many of which are outside of our control and which could adversely affect our operations and operating results. Our expenses are based in part on our expectations regarding future revenues, making expenses in the short term relatively fixed. We may be unable to adjust our expenses in time to compensate for any unexpected revenue shortfall. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of our future performance.

Factors that may cause our revenues, gross margins and operating results to fluctuate significantly from period to period, include, but are not limited to the following:

•	the introduction and adoption of new products, product upgrades or updates by us or our competitors;

•	the volume, size, timing and contractual terms of new customer licenses and renewals of existing licenses, which may influence our revenue recognition;

•	the mix of products we sell and services we offer, including whether (i) our products are sold directly by us or indirectly through distributors, resellers, ISPs such as Telefonica S.A., OEMs such as Dell, and others, (ii) the products are hardware or software based and (iii) in the case of software licenses, the licenses are perpetual licenses or time-based subscription licenses;

•	changes in our supply chains and product delivery channels, which may result in product fulfillment delays;

•	changes in our business strategy;

•	increased reliance upon third-party distributors, resellers and ISPs that are critical to the successful execution of our channel strategy;

•	personnel limitations, which may adversely impact our ability to process the large number of orders that typically occur near the end of a fiscal quarter;

•	costs or charges related to our acquisitions or dispositions;

•	the components of our revenue that are deferred, including our online subscriptions and that portion of our software licenses attributable to support and maintenance;

•	stock-based compensation expense, which we began recognizing for our stock-based compensation plans in the first quarter of 2006 as a result of accounting rules changes;

•	unanticipated costs associated with litigation or investigations;

•	costs and charges related to certain extraordinary events, including relocation of personnel and previous financial restatements;

•	costs related to Sarbanes-Oxley compliance efforts;

•	changes in generally accepted accounting principles;

•	our ability to effectively manage our operating expense levels;

•	factors that lead to substantial declines in estimated values of long-lived assets below their carrying value; and

•	our ability to successfully address and resolve issues arising from the discovery that we had retroactively priced stock options and had not accounted for them correctly.

Although a significant portion of our revenue in any quarter comes from previously deferred revenue, a meaningful part of our revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, we have experienced more product orders, and hence, a higher percentage of revenue shipments, in the last month of our fiscal quarters. Some customers believe they can enhance their bargaining power by waiting until the end of our quarter to place their order. Any failure or delay in the closing of significant new orders in a given quarter could have a material adverse effect on our quarterly operating results. In addition, a significant portion of our revenue is derived from product sales through our distributors. We recognize revenue on products sold by our distributors when distributors sell our products to their customers. To determine our business performance at any point in time or for any given period, we must accurately gather sales information on a timely basis from our distributors’ information systems at an increased cost to us. Our distributors’ information systems may be less accurate or reliable than our internal systems. We may be required to expend time and money to ensure that interfaces between our systems and our distributors’ systems are up to date and effective. As our reliance upon interdependent automated computer systems continues to increase, a disruption in any one of these systems could interrupt the distribution of our products and impact our ability to accurately and timely recognize and report revenue. Further, as we increasingly rely upon third-party manufacturers to manufacture our hardware-based products, our reliance on their ability to provide us with timely and accurate product cost information exposes us to risk. A failure of our third-party manufacturers to provide us with timely and accurate product cost information may impact our costs of goods sold and negatively impact our ability to accurately and timely report revenue.

Because we expect continued uncertainty relating to these factors, it may be difficult for us to accurately estimate operating results prior to the end of a quarter.

We Face Risks in Connection With the Material Weaknesses Identified by Our Management and Any Related Remedial Measures That We Undertake.

In conjunction with (i) our ongoing reporting obligations as a public company and (ii) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2006 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and additional controls and procedures that we may implement. As a result of this evaluation and testing process, our management identified material weaknesses in our internal control over financial reporting relating to (i) our accounting for stock-based compensation expenses related to Company stock options and (ii) our accounting for income taxes.

In response to the material weakness in our internal control over financial reporting with respect to our accounting for stock-based compensation expenses, we have implemented additional controls and procedures, including standardizing grant evidence and approval and standardizing grant timing. To ensure the completeness and accuracy of all stock-based compensation expense resulting from the independent investigation, we have implemented controls for accumulation and tracking of stock-based compensation expense, processing and reconciliation of stock-based compensation expense and independent approval and recording of stock-based compensation expense.

In response to the material weakness in our internal control over financial reporting with respect to our accounting for income taxes, we have implemented and will continue to implement, additional controls and procedures, including enhancing the training and education of our tax accounting personnel, automating key elements of the calculation for the provision for income taxes and the account reconciliation processes by implementing a new tax accounting system and improving our interim and annual review processes for various calculations, including the tax provision computation process. We also intend to help address material weakness in our internal control over financial reporting with respect to our accounting for income taxes by hiring more tax accounting personnel, with an emphasis on hiring personnel having international tax expertise.

These efforts have resulted, and could further result, in increased cost and could divert management attention away from operating our business. As a result of the identified material weaknesses, even though our management believes that our efforts to remediate and re-test our internal control deficiencies have resulted in the improved operation of our internal control over financial reporting, we cannot be certain that the measures we have taken or we are planning to take will sufficiently and satisfactorily remediate the identified material weaknesses.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiency could require additional remedial measures which could be costly and time-consuming. In addition, the discovery of further material weaknesses could also require the restatement of prior period operating results. If a material weakness is identified as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures) or if our previously identified material weaknesses are not remediated, our independent auditors would continue to be unable to express an opinion on the effectiveness of our internal controls. This in turn, could cause us to fail to regain investor confidence in the accuracy and completeness of our financial reports, which could continue to adversely affect our stock price and potentially subject us to litigation.

We May Incur Additional Expenses in Order To Assist Our Employees With Potential Income Tax Liabilities Which May Arise Under Section 409A of the Internal Revenue Code.

As a result of our investigation into our historical stock option granting practices, we have determined that a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code (and, as applicable, similar excise taxes under state law or foreign law). Our employees who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date may be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008.

Regarding potential future liabilities associated with Section 409A, we are in the process of determining whether we will implement a plan to assist affected employees and former employees, adjust the terms of the original option grants, or adjust the terms of the original option grant and pay the affected employees an amount to compensate such employees for this lost benefit. Once we have determined a final course of action in these respects, if we undertake any such plan or process, we anticipate that we will record additional expenses in periods when such actions are taken.

We Rely Heavily on Our Intellectual Property Rights, Which Offer Only Limited Protection Against Potential Infringers; Intellectual Property Litigation in the Network and System Security Market is Common and Can Be Expensive.

We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our software. However, the steps taken by us to protect our proprietary software may not deter its misuse, theft or misappropriation. Competitors may independently develop technologies or products that are substantially equivalent or superior to our products or that inappropriately incorporate our proprietary technology. We are aware that a number of users of our security products have not paid registration, license or subscription fees to us. Certain jurisdictions may not provide adequate legal infrastructure for effective protection of our intellectual property rights. Changing legal interpretations of liability for unauthorized use of our software or lessened sensitivity by corporate, government or institutional users to avoiding infringement of intellectual property could also harm our business.

Litigation may be necessary to enforce and protect trade secrets, patents and other intellectual property rights that we own. Similarly, we may be required to defend against claimed infringement by others. For example, as discussed in Note 20 to the notes to consolidated financial statements, we are currently defending a patent infringement case seeking preliminary and permanent injunctions against the sale of certain of our products.

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

If we acquire a portion of technology included in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties as to the origin and ownership of any software being acquired. Similarly, notwithstanding measures taken by our competitors or us to protect our competitors’ intellectual property, exposure to infringement claims increases if we employ or hire software engineers previously employed by competitors. Further, to the extent we utilize “open source” software we face risks. For example, the scope and requirements of the most common open source software license, the GNU General Public License, or GPL, have not been interpreted in a court of law. Use of GPL software could subject certain portions of our proprietary software to the GPL requirements, which may have adverse effects on our sale of the products incorporating any such software. Other forms of “open source” software licensing present license compliance risks, which could result in litigation or loss of the right to use this software.

We Face Risks Related to The Strategic Alliances We Use to Distribute Our Products.

Through our strategic alliances, we may from time to time license technology from third parties to integrate or bundle with our products or we may license our technology for others to integrate or bundle with their products. We may not realize the desired benefits from our strategic alliances on a timely basis or at all. We face a number of risks relating to our strategic alliances, including the following:

•	Strategic alliances require significant coordination between the parties involved. To be successful, our alliances may require the integration of other companies’ products with our products, which may involve significant time and expenditure by our technical staff and the technical staff of our strategic allies.

•	Our agreements relating to our strategic alliances are terminable without cause with no or minimal notice or penalties. We may expend significant time, money and resources to further relationships with our strategic alliances that are thereafter terminated. In addition, if we were to lose a relationship with a strategic partner, we could expend significant money in developing new strategic alliances.

•	The integration of products from different companies may be more difficult than we anticipate, and the risk of integration difficulties, incompatible products and undetected programming errors or defects may be higher than that normally associated with new products.

•	Our sales force, marketing and professional services personnel may require additional training to market products that result from our strategic alliances. The marketing of these products may require additional sales force efforts and may be more complex than the marketing of our own products.

•	We may be required to share ownership in technology developed as part of our strategic alliances.

Increased Customer Demands on Our Technical Support Services May Adversely Affect Our Relationships with Our Customers and Negatively Impact Our Financial Results.

We offer technical support services with many of our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors or successfully integrate support for our customers. Further customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results.

We have outsourced a substantial portion of our worldwide consumer support functions to third-party service providers. If these companies experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts, or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers.

Failure of Our Products to Work Properly Or Misuse of Our Products Could Impact Sales, Increase Costs, and Create Risks of Potential Negative Publicity and Legal Liability.

Our products are complex and are deployed in a wide variety of complex network environments. Our products may have errors or defects that users identify after deployment, which could harm our reputation and our business. In addition, products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we may find such errors in the future. Because customers rely on our products to manage employee behavior to protect against security risks and prevent the loss of sensitive data, any significant defects or errors in our products may result in negative publicity or legal claims. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations or legal problems.

Our products may also be misused or abused by customers or non-customer third parties who obtain access and use of our products. These situations may arise where an organization uses our products in a manner that impacts their end users’ or employees’ privacy or where our products are misappropriated to censor private access to the Internet. Any of these situations could result in negative press coverage and negatively affect our reputation.

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

Sourcing

Some of our hardware products contain critical components supplied by a single or a limited number of third parties. Any significant shortage of components or the failure of the third-party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders.

Third-Party Licenses

Some of our products incorporate software licensed from third parties. We must be able to obtain reasonably priced licenses and successfully integrate this software with our hardware and other software. In addition, some of our products may include “open source” software. Our ability to commercialize products or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our products.

Obsolescence

Hardware-based products may face greater obsolescence risks than software products. We could incur losses or other charges in disposing of obsolete inventory. In addition, to the extent that our third-party manufacturers upgrade or otherwise alter their manufacturing processes, our hardware-based products could face supply constraints or risks associated with the transition of hardware-based products to new platforms, which could increase the risk of losses or other charges associated with obsolete inventory.

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

We Face Risks Related to Customer Outsourcing to System Integrators.

Some of our customers have outsourced the management of their information technology departments to large system integrators. If this trend continues, our established customer relationships could be disrupted and our products could be displaced by alternative system and network protection solutions offered by system integrators that do not bundle our solutions. Significant product displacements could negatively impact our revenue and have a material adverse effect on our business.

Product Liability and Related Claims May Be Asserted Against Us.

Our products are used to protect and manage computer systems and networks that may be critical to organizations. Because of the complexity of the environments in which our products operate, an error, or a false positive, failure or defect in our products, including a security vulnerability, could disrupt or cause damage to the networks of our customers, including disruption of legitimate network traffic by our products. For example, in March 2006, we released a data file update that contained a defect causing certain of our products to generate false positives. Failure of our products to perform to specifications (including the failure of our products to identify or block a virus), disruption of our customers’ network traffic or damages to our customers’ networks caused by our products could result in product liability damage claims by our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions may not be effective under the laws of certain jurisdictions, particularly in circumstances involving unsigned licenses.

Cryptography Contained in Our Technology is Subject to Export Restrictions.

Some of our computer security solutions, particularly those incorporating encryption functionality, may be subject to export restrictions. As a result, some products may not be exported to international customers without prior U.S. government approval. The list of products and end users for which export approval is required, and the related regulatory policies, are subject to revision by the U.S. government at any time. The cost of compliance with U.S. and international export laws and changes in existing laws could affect our ability to sell certain products in certain markets and could have a material adverse effect on our international revenues. If we fail to comply with applicable law and regulations, we may become subject to penalties and fines or restrictions that may adversely affect our business.

If We Fail to Effectively Upgrade Our Information Technology System, We May Not Be Able to Accurately Report Our Financial Results or Prevent Fraud.

As part of our efforts to continue improving our internal control over financial reporting, we upgraded our existing SAP information technology system during 2006 in order to automate certain controls that are currently performed manually. We may experience difficulties in transitioning to new or upgraded systems and in applying maintenance patches to existing systems, including loss of data and decreases in productivity as personnel become familiar with new, upgraded or modified systems. Our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems and respond to changes in our business needs, our operating results could be harmed or we may fail to meet our reporting obligations. We may also experience similar results if we have difficulty applying routine maintenance patches to existing systems.

Pending or Future Litigation Could Have a Material Adverse Impact on Our Results of Operation and Financial Condition.

In addition to intellectual property litigation, from time to time, we have been, and may be in the future, subject to other litigation including stockholder derivative actions or actions brought by current or former employees. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of the inherent uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention. In this regard, we and a number of our current and former officers and directors are involved in or the subject of various legal actions. Managing, defending and indemnity obligations related to these actions have caused significant diversion of management’s and the board of director’s time and resulted in material expense to us. See Note 20 to the notes to consolidated financial statements for additional information with respect to currently pending legal matters.

We Face Risks Related to Our 2006 Settlement Agreement with the Securities and Exchange Commission.

On February 9, 2006, the United States District Court for the Northern District of California entered a final judgment permanently enjoining us and our officers and agents from future violations of the securities laws. This final judgment resolved the charges filed against us in connection with the SEC’s investigation of our accounting practices that commenced in March 2002. As a result of the judgment, we will forfeit for three years the ability to invoke the “safe harbor” for forward-looking statements provision of the Private Securities Litigation Reform Act, or the Reform Act. This safe harbor provided us enhanced protection from liability related to forward-looking statements if the forward-looking statements were either accompanied by meaningful cautionary statements or were made without actual knowledge that they were false or misleading. While we may still rely on the “bespeaks caution” doctrine that existed prior to the Reform Act for defenses against securities lawsuits, without the statutory safe harbor, it may be more difficult for us to defend against any such claims. In addition, due to the permanent restraint and injunction against violating applicable securities laws, any future violation of the securities laws would be a violation of a federal court order and potentially subject us to a contempt order. For instance, if, at some point in the future, we were to discover a fact that caused us to restate our financial statements similar to the restatements that were the subject of the SEC action, we could be found to have violated the final judgment. We cannot predict whether the SEC might assert that our failure to remain current in our periodic reporting obligations or our historical stock option practices violated the final judgment or what, if any, enforcement action the SEC might take upon such a determination. Further, any collateral criminal or civil investigation, proceeding or litigation related to any future violation of the judgment, such as the compliance actions mandated by the judgment, could result in the distraction of management from our day-to-day business and may materially and adversely affect our reputation and results of operations.

False Detection of Viruses and Actual or Perceived Security Breaches Could Adversely Affect Our Business.

Our system protection software products have in the past, and these products and our intrusion protection products may at times in the future, falsely detect viruses or computer threats that do not actually exist. These false alarms, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. In addition, we have in the past been subject to litigation claiming damages related to a false alarm, and similar claims may be made in the future. An actual or perceived breach of network or computer security at one of our customers, regardless of whether the breach is attributable to our products, could adversely affect the market’s perception of our security products.

Computer “Hackers” May Damage Our Products, Services and Systems.

Due to our high profile in the network and system protection market, we have been a target of computer hackers who have, among other things, created viruses to sabotage or otherwise attack our products and services, including our various websites. For example, we have seen the spread of viruses, or worms, that intentionally delete anti-virus and firewall software. Similarly, hackers may attempt to penetrate our network security and misappropriate proprietary information or cause interruptions of our internal systems and services. Also, a number of websites have been subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. If successful, any of these events could damage users’ or our computer systems. In addition, since we do not control disk duplication by distributors or our independent agents, disks containing our software may be infected with viruses.

We Face Risks Related to Our Anti-Spam, Anti-Spyware and Safe Search Software Products.

Our anti-spam, anti-spyware and safe search products may falsely identify emails, programs or websites as unwanted “spam”, “potentially unwanted programs” or “unsafe,” fail to properly identify unwanted emails, programs or unsafe websites, particularly because “spam” emails, spyware or malware are often designed to circumvent anti-spam or spyware products, or, in the case of our anti-spam products, incorrectly identify legitimate businesses as users of “phishing” technology that seeks to gain access to personal user information. Parties whose emails or programs are blocked by our products, or whose websites are incorrectly identified as unsafe or as utilizing phishing techniques, may seek redress against us for labeling them as “spammers”, spyware or unsafe, or for interfering with their business. In addition, false identification of emails or programs as unwanted “spam” or “potentially unwanted programs” may reduce the adoption of these products.

“Open Source” Software and Failure to Comply with Open Source Licenses and Obligations Could Negatively Affect our Business.

To the extent we utilize “open source” software we face risks. For example, the scope and requirements of the most common open source software license, the GNU General Public License, or GPL, have not been interpreted in a court of law. Use of GPL or other open source software could subject certain portions of our proprietary software to the GPL requirements or other similar requirements, as applicable, which may have adverse effects on our sale of the products incorporating any such software. Other forms of open source software licensing present license compliance risks, which could result in litigation or loss of the right to use this software, our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated or uncertain obligations regarding our products. It may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights. We have in place processes and controls designed to address these risks and concerns, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products.

Compliance Or the Failure to Comply with Current and Future Environmental Regulations Could Cause Us Significant Expense.

We are subject to a variety of federal, state, local and foreign environmental regulations. If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of production or a prohibition on the sale of our products. In addition, such regulations could require us to incur other significant expenses to comply with environmental regulations, including expenses associated with the redesign of any non-compliant product. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. For example, the European Union recently effected the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE). Similar legislation is currently in force or is being considered in the United States, as well as other countries, such as Japan and China. The failure to comply with any of such regulatory requirements or contractual obligations could result in us being liable for costs, fines, penalties and third-party claims, and could jeopardize our ability to conduct business in the jurisdictions where these regulations apply.

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

Business Interruptions May Impede Our Operations and the Operations of Our Customers.

We are continually updating or modifying our accounting and other internal and external facing business systems. Modifications of these types of systems are often disruptive to business and may cause us to incur higher costs than we anticipate. Failure to properly manage this process could materially harm our business operations.

In addition, we and our customers face a number of potential business interruption risks that are beyond our respective control. Natural disasters or other events could interrupt our business or the business of our customers, and each of us is reliant on external infrastructure that may be antiquated. Our corporate headquarters are located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known, but could be quite severe. Despite safety precautions that have been implemented, an earthquake could seriously disrupt our entire business process. We are largely uninsured for losses and business disruptions caused by an earthquake and other natural disasters.

Our Stock Price Has Been Volatile and Is Likely to Remain Volatile.

During 2007 and up to the date of this filing, our stock price was highly volatile ranging from a per share high of $41.66 to a low of $27.74. On December 7, 2007, our stock’s closing price per share price was $38.94. Announcements, business developments, such as a material acquisition or disposition, litigation developments and our ability to meet the expectations of investors with respect to our operating and financial results, may contribute to current and future stock price volatility. In addition, third-party announcements such as those made by our partners and competitors may contribute to current and future stock price volatility. For example, future announcements by Microsoft Corporation related to its consumer security solution may contribute to future volatility in our stock price. Certain types of investors may choose not to invest in stocks with this level of stock price volatility.

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

Our Charter Documents and Delaware Law and Our Rights Plan May Impede or Discourage a Takeover, Which Could Lower Our Stock Price.

Our Charter Documents and Delaware Law

Under to our certificate of incorporation, our board of directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding voting stock and could have the effect of discouraging a change of control of the company or changes in management.

Our classified board and other provisions of Delaware law and our certificate of incorporation and bylaws, could also delay or make a merger, tender offer or proxy contest involving us or changes in our board of directors and management more difficult. For example, any stockholder wishing to make a stockholder proposal (including director nominations) at our 2008 annual meeting, must meet the qualifications and follow the procedures specified under both the Securities Exchange Act of 1934 and our bylaws.

Our Rights Plan

Our board of directors has adopted a stockholders’ rights plan. The rights would become exercisable on the tenth day after a person or group announces the acquisition of 15% or more of our common stock or announces the commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 15% or more of our common stock) will be entitled to acquire in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged with a value equal to twice the rights’ exercise price. The rights plan makes it more difficult for a third-party to acquire a majority of our outstanding voting stock and discourages a change of control of the company not approved by our board of directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our worldwide headquarters currently occupies approximately 95,000 square feet in facilities located in Santa Clara, California under leases expiring through 2013 which excludes approximately 113,000 square feet of leased space that we sublease to third parties. Worldwide, we lease facilities with approximately 766,000 total square feet, with leases that expire at various times. Total square footage excludes approximately 131,000 square feet of leased space in North America and EMEA that we sublease to third parties. Our primary international facilities are located in India, Ireland, Japan, the Netherlands, the United Kingdom and Singapore. Significant domestic sites include California, Oregon and Texas. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

We own our regional office located in Plano, Texas. The approximately 170,000 square feet facility opened in January 2003 and is located on 21.0 acres of owned land. This facility supports approximately 800 employees working in our customer support, engineering, accounting and finance, information technology, internal audit, human resources, legal and sales groups.

Item 3.	Legal Proceedings

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

Findings and Conclusions

The special committee presented its initial findings to the board of directors on October 10, 2006. As part of this presentation, the special committee communicated to our board of directors information concerning errors and irregularities with respect to our option granting practices, including, among others, the new hire option grant of our former president and one of the option grants to our former general counsel. Immediately following that presentation, our chairman and chief executive officer retired and our president was terminated. The board determined this termination was a termination for cause.

The special committee investigation was completed in November 2007. The special committee concluded that there were both qualitative issues and accounting and administrative errors relating to our stock option granting process. In this regard, the special committee concluded that certain former members of management had acted inappropriately, giving rise to qualitative concerns. The qualitative concerns included the following:

•	in the case of our former general counsel, he and a former member of management participated in intentionally modifying one of the former general counsel’s stock option grants so as to create a lower exercise price, and the former general counsel failed to disclose this unauthorized change to the board of directors prior to late May 2006;

•	in some instances, former members of management drafted corporate records, including employment documentation, board and compensation committee meeting minutes and actions by unanimous written consent, with the benefit of hindsight so as to choose measurement dates giving more favorable exercise prices; moreover, certain of these documents were used by us in making accounting determinations with respect to stock-based compensation;

•	during the course of the investigation, certain former members of management did not provide completely accurate or consistent information and in one case, provided documentation to the special committee that the special committee determined was intentionally altered; and

•	certain former members of senior management did not display the appropriate oversight and “tone at the top” expected by the board of directors.

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

Government Inquiries Relating to Historical Stock Option Practices

On May 23, 2006, the SEC notified us that an investigation had begun regarding our historical stock option grants. On June 7, 2006, the SEC sent us a subpoena requesting certain documents related to stock options granted between January 1, 1995 and the date of the subpoena. At or around the same time we received a notice of informal inquiry from the United States Department of Justice, the (“DOJ”), concerning our stock option granting practices. On August 15, 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California relating to the termination of our former general counsel, his stock option related activities and the investigation.

On November 2, 2006, certain members of the investigative team met with the staff of the SEC’s Division of Enforcement and presented the initial findings of the investigation. As a result of that meeting, the scope of the investigation was expanded to include: (i) a review of the historical option grants made by McAfee.com, (ii) historical exercise activity with respect to our option grants to consider potential exercise date manipulation and (iii) post-employment arrangements with former executives.

On November 6, 2006, we received a document request from the SEC for option grant data for McAfee.com, one of our former consolidated subsidiaries that had been a publicly traded company from December 1999 through September 2002.

The investigative team has had meetings and continuous discussions with the SEC from May 2006 through the end of the investigation in November 2007. We have provided documents requested by the SEC to date, and we are cooperating with the SEC’s investigation.

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

Late SEC Filings

Due to the time necessary to conclude the special committee investigation and to restate our consolidated financial statements, we were not a timely filer of this annual report on Form 10-K and of our quarterly reports on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007, and September 30, 2007. As a result, we received a letter, dated March 19, 2007, from The New York Stock Exchange (the “NYSE”), which requested that we contact the NYSE to discuss the status of this filing of our annual report on Form 10-K and that we issue a press release disclosing the status of the filing, noting the delay, the reason for the delay and the anticipated filing date. Our press release already issued on February 8, 2007 satisfied these requirements. On August 28, 2007, we requested the NYSE to grant an extension of our continued listing and trading until December 31, 2007 in order to provide adequate time to conclude our investigation and become current in our late filings with the SEC, including the filing of this annual report on Form 10-K. The NYSE granted this request on September 17, 2007, subject to reassessment on an ongoing basis, and on September 18, 2007, we issued a press release disclosing this extension. We have periodically met with the NYSE to discuss the status of the investigation and the timing of filing of this annual report on Form 10-K.

With the filing of this annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007, and September 30, 2007, we believe we have returned to full compliance with SEC reporting requirements.

Stockholder Derivative Litigation Relating to Historical Stock Option Practices

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

SEC Settlement Related to Prior Restatement

On March 22, 2002, the SEC notified us that it had commenced a “Formal Order of Private Investigation” into our accounting practices. In October 2003, we completed a restatement of our consolidated financial statements for 1998 through 2000. On September 29, 2005, we announced we had reserved $50.0 million in connection with the proposed settlement with the SEC and we had deposited $50.0 million in an escrow account with the SEC as the designated beneficiary. On February 9, 2006, the SEC entered the final judgment for the settlement with us. We also agreed to release $50.0 million to the SEC for the civil penalty on February 13, 2006 and certain other conditions, such as engaging independent consultants to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws.

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

Other Legal Matters

We are named from time to time as a party to lawsuits in the normal course of our business. Litigation in general and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. See Note 20 to the notes to consolidated financial statements for additional information with respect to legal matters.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”), under the symbol MFE. Prior to December 1, 1997, our common stock traded on the NASDAQ National Market under the symbol MCAF. From December 1, 1997 until February 12, 2002, our common stock traded under the symbol NETA. Our common stock began trading on the NYSE effective February 12, 2002, and traded under the symbol NET from February 12, 2002 until June 2004, when we changed our name to McAfee, Inc. and we began trading under the symbol MFE.

The following table sets forth, for the period indicated, the high and low sales prices for our common stock for the last eight quarters, all as reported by NYSE. The prices appearing in the table below do not reflect retail mark-up, mark-down or commission.

	High	Low

Year Ended December 31, 2006
First Quarter	$29.24	$21.75
Second Quarter	27.52	22.00
Third Quarter	25.15	19.52
Fourth Quarter	30.50	24.01
Year Ended December 31, 2005
First Quarter	$29.15	$21.94
Second Quarter	28.71	20.35
Third Quarter	33.24	26.00
Fourth Quarter	32.59	25.35

The annual certification to the NYSE attesting to our compliance with the NYSE’s corporate governance listing standards was submitted by our chief executive officer to the NYSE in June 2006.

Dividend Policy

We have not paid any cash dividends since our reorganization into a corporate form in October 1992. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

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

Comparison of Five-Year Cumulative Total Returns

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
McAfee, Inc.	100.0	62.2	58.2	111.9	105.0	109.8
NASDAQ Stock Market (US & Foreign)	100.0	68.8	103.8	112.9	115.5	127.4
NASDAQ Computer and Data Processing Stocks (US & Foreign)	100.0	68.9	90.8	100.2	103.5	116.3

Performance for 2006 reflects a December 29, 2006 closing market price on the New York Stock Exchange of $28.38.

Holders of Common Stock

As of December 7, 2007, there were 663 record owners of our common stock.

Common Stock Repurchases

Our board of directors had previously authorized the repurchase of our common stock in the open market from time to time until October 2007, depending upon market conditions, share price and other factors. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices. Therefore, we had no repurchases of our common stock during the fourth quarter of 2006 that were pursuant to a publicly announced plan or program. At December 31, 2006, we had remaining authorization to repurchase $246.2 million of our common stock in the open market; however, this authorization expired in October 2007. We expect that our executive management will recommend to our board of directors that a new common stock repurchase program be authorized.

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

You should read the following selected financial data as of December 31, 2006 and 2005 and for each of the three years ended December 31, 2006 with our consolidated financial statements and related notes, specifically Note 3 “Restatement of Consolidated Financial Statements,” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The following selected financial data as of December 31, 2004, 2003 and 2002 and for each of the two years ended December 31, 2003 is derived from our consolidated financial statements and notes not included in this filing. Historical results may not be indicative of future results.

	Years Ended December 31,
	2006	2005(1)	2004(2)	2003	2002(3)
		(As	(As	(As	(As
		restated)	restated)	restated)	restated)
	(In thousands, except for per share amounts)

Statement of Operations Data
Total net revenue	$1,145,158	$981,628	$907,573	$937,509	$1,044,416
Income from operations	139,028	141,407	310,252	54,149	108,774
Income before provision for income taxes, minority interest and cumulative effect of change in accounting principle	183,781	166,678	302,814	62,475	114,790
Income before cumulative effect of change in accounting principle	137,471	118,217	220,017	57,073	113,064
Cumulative effect of change in accounting principle, net of taxes	—	—	—	10,337	—
Net income	137,471	118,217	220,017	67,410	113,064
Income per share, before cumulative effect of change in accounting principle, basic	$0.85	$0.72	$1.37	$0.36	$0.76
Income per share, before cumulative effect of change in accounting principle, diluted	$0.84	$0.70	$1.28	$0.35	$0.71
Cumulative effect of change in accounting principle, basic	$—	$—	$—	$0.06	$—
Cumulative effect of change in accounting principle, diluted	$—	$—	$—	$0.06	$—
Net income per share, basic	$0.85	$0.72	$1.37	$0.42	$0.76
Net income per share, diluted	$0.84	$0.70	$1.28	$0.41	$0.71
Shares used in per share calculation — basic	160,945	165,042	160,510	160,276	149,750
Shares used in per share calculation — diluted	163,052	169,249	177,385	164,652	175,925

	As of December 31,
	2006	2005(1)	2004(2)	2003	2002(3)
		(As	(As	(As	(As
		restated)	restated)	restated)	restated)
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$389,627	$728,592	$291,155	$333,651	$674,226
Working capital	146,253	688,015	260,183	419,101	479,109
Total assets	2,800,270	2,636,234	2,256,135	2,121,701	2,042,511
Deferred revenue	897,525	751,806	601,485	454,770	326,823
Long-term debt and other long-term liabilities	149,924	147,128	205,107	556,940	507,520
Total equity	1,427,249	1,434,641	1,206,242	903,962	779,924

	Year Ended December 31, 2003
	(As previously		(As
	reported)	(Adjustments)	restated)
	(In thousands, except for per share amounts)

Statement of Operations Data
Total net revenue	$936,336	$1,173	$937,509
Income from operations	64,402	(10,253)	54,149
Income before provision for income taxes, minority interest and cumulative effect of change in accounting principle	73,125	(10,650)	62,475
Income before cumulative effect of change in accounting principle	59,905	(2,832)	57,073
Cumulative effect of change in accounting principle, net of taxes	10,337	—	10,337
Net income	70,242	(2,832)	67,410
Income per share, before cumulative effect of change in accounting principle, basic	$0.37	$(0.01)	$0.36
Income per share, before cumulative effect of change in accounting principle, diluted	$0.36	$(0.01)	$0.35
Cumulative effect of change in accounting principle, basic	$0.07	$(0.01)	$0.06
Cumulative effect of change in accounting principle, diluted	$0.07	$(0.01)	$0.06
Net income per share, basic	$0.44	$(0.02)	$0.42
Net income per share, diluted	$0.43	$(0.02)	$0.41
Shares used in per share calculation — basic	160,338	(62)	160,276
Shares used in per share calculation — diluted	164,489	163	164,652

	As of December 31, 2003
	(As previously		(As
	reported)	(Adjustments)	restated)
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$333,651	$—	$333,651
Working capital	415,768	3,333	419,101
Total assets	2,120,498	1,203	2,121,701
Deferred revenue	459,557	(4,787)	454,770
Long-term debt and other long-term liabilities	570,162	(13,222)	556,940
Total equity	888,089	15,873	903,962

	Year Ended December 31, 2002(3)
	(As previously		(As
	reported)	(Adjustments)	restated)
	(In thousands, except for per share amounts)

Statement of Operations Data
Total net revenue	$1,043,044	$1,372	$1,044,416
Income from operations	124,028	(15,254)	108,774
Income before provision for income taxes, minority interest and cumulative effect of change in accounting principle	129,933	(15,143)	114,790
Income before cumulative effect of change in accounting principle	128,312	(15,248)	113,064
Cumulative effect of change in accounting principle, net of taxes	—	—	—
Net income	128,312	(15,248)	113,064
Income per share, before cumulative effect of change in accounting principle, basic	$0.86	$(0.10)	$0.76
Income per share, before cumulative effect of change in accounting principle, diluted	$0.80	$(0.09)	$0.71
Cumulative effect of change in accounting principle, basic	$—	$—	$—
Cumulative effect of change in accounting principle, diluted	$—	$—	$—
Net income per share, basic	$0.86	$(0.10)	$0.76
Net income per share, diluted	$0.80	$(0.09)	$0.71
Shares used in per share calculation — basic	149,441	309	149,750
Shares used in per share calculation — diluted	176,249	(324)	175,925

	As of December 31, 2002(3)
	(As previously		(As
	reported)	(Adjustments)	restated)
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$674,226	$—	$674,226
Working capital	475,418	3,691	479,109
Total assets	2,045,487	(2,976)	2,042,511
Deferred revenue	329,195	(2,372)	326,823
Long-term debt and other long-term liabilities	519,150	(11,630)	507,520
Total equity	770,168	9,756	779,924

(1)	In 2005, we reserved $50.0 million in connection with the settlement with the SEC and we deposited $50.0 million in an escrow account with the SEC as the designated beneficiary.

(2)	In 2004, we sold our Sniffer and Magic product lines for aggregate net cash proceeds of $260.9 million and recognized pre-tax gains on the sale of assets and technology aggregating $243.5 million. We also received $25.0 million from our insurance carriers for insurance reimbursements related to the class action lawsuit settled in 2003.

(3)	We agreed to settle a pending class action lawsuit in September 2003 for $70.0 million, which was recorded as expense in 2002 as the settlement agreement was entered into prior to the filing of the 2002 financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements.”

Overview and Executive Summary

We are a leading dedicated security technology company that secures systems and networks from known and unknown threats around the world. We empower home users, businesses, government agencies, service providers and our partners with the latest technology available in order to block attacks, prevent disruptions, and continuously track and improve their security.

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

We have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized business and consumers either directly or through a network of qualified partners. We derive our revenue and generate cash from customers primarily from three sources: (i) services and support revenue, which includes maintenance, training and consulting revenue, (ii) subscription revenue, which includes revenue from subscription-based offerings and (iii) product revenue, which includes hardware and perpetual license revenue. We continue to focus our efforts on building a full line of complementary network and system protection solutions. During 2006, we acquired three companies, SiteAdvisor, Preventsys and Onigma, and substantially all of the assets of a fourth, Citadel Security Software, to enhance and complement our current offerings. The acquisition of SiteAdvisor in April 2006 significantly enhances our internet security solutions. Our system security management and vulnerability management capabilities were further advanced with the acquisition of Preventsys in June. Onigma, acquired in October, complements our enterprise offerings by providing businesses with data loss prevention. The acquisition of Citadel Security Software’s assets in December broadens our capabilities for security policy compliance enforcement and vulnerability remediation.

The majority of our net revenue has historically been derived from our McAfee Security anti-virus products and, until the sale of the Sniffer product line in July 2004, our Sniffer Technologies network fault identification and application performance management products. We have also focused our efforts on building a full line of complementary network and system protection solutions. On the system protection side, we strengthened our anti-virus lineup by adding complementary products in the anti-spam and host intrusion prevention categories, and through our June 2005 Wireless Security Corporation acquisition, we have strengthened our solution portfolio in our consumer segment. On the network protection side, we have added products in the network intrusion prevention and detection category, and through our October 2004 Foundstone acquisition, vulnerability management products and services.

We evaluate our consolidated financial performance utilizing a variety of indicators. Two of the primary indicators that we utilize are total net revenue and net income. As discussed more fully below, our net revenue in 2006 grew by 17% to $1,145.2 million from $981.6 million in 2005. We believe net revenue is a key indicator of the growth and health of our business. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. We believe net income is a key indicator of the profitability of our business. Our net income for 2006 and 2005 was $137.5 million and $118.2 million, respectively. Net income in

2006 includes stock option related charges of $57.8 million due to the adoption of SFAS 123(R) and increased legal and professional fees compared to 2005 totaling approximately $17.8 million due to the investigation into our past stock option granting practices, fees incurred for engaging independent consultants to examine and recommend improvements to our internal controls pursuant to our SEC settlement, which was unrelated to the investigation of our stock option granting practices. Net income in 2005 was negatively impacted by a $50.0 million SEC settlement charge. On February 9, 2006, the SEC entered the final judgment for the settlement with us and the $50.0 million escrow was released to the SEC on February 13, 2006.

For 2004 our net revenue was $907.6 million and our net income was $220.0 million. Net income in 2004 was favorably impacted by a $46.1 million pre-tax gain from the sale of our Magic product line in January 2004, a $197.4 million pre-tax gain from the sale of our Sniffer product line in July 2004 and insurance reimbursements of approximately $25.0 million relating to our previously settled class action lawsuit. In addition to total net revenue and net income, in evaluating our business, management considers, among many other factors, the following:

Net revenue by Geography

We operate our business in five geographic segments: North America; Europe, Middle East and Africa, collectively referred to as EMEA; Japan; Asia-Pacific, excluding Japan; and Latin America. During 2006, 45% of our total net revenue was generated outside of North America. North America and EMEA collectively accounted for approximately 86% of our total net revenue in 2006. During 2005, 43% of our total net revenue was generated outside of North America, with North America and EMEA collectively accounting for approximately 86% of our total net revenue. North America and EMEA have benefited from increased corporate IT spending related to security in both 2006 and 2005. Revenue generated in Japan was negatively impacted during 2006 as the Japanese Yen weakened against the U.S. Dollar compared to 2005. See Note 19 to our consolidated financial statements for a description of revenue and income from operations by geographic region.

Net revenue by Product Groups and Customer Category

•	McAfee. Our McAfee products include our corporate products and our consumer products.

Our corporate products include (i) our small and medium-sized business (“SMB”) products and (ii) our enterprise products. These products focus on threat prevention and protection and compliance management and include our current year acquisitions and include IntruShield intrusion protection products, our Entercept host-based intrusion protection products and Foundstone Risk Management products that were acquired in connection with the Foundstone acquisition in October 2004. Revenue from our corporate products increased $102.2 million, or 18%, to $668.6 million during 2006 from $566.4 million in 2005. The year over year increase in revenue is due to increased corporate spending on McAfee security products, increased activity of our Total Protection Solutions and Foundstone product lines and increased maintenance renewals.

Our consumer market is comprised of our McAfee consumer online subscription service and retail boxed-product sales. Net revenue from our consumer security market increased $61.3 million, or 15%, to $476.6 million in 2006 from $415.3 million in 2005. The main driver of the increase in revenue from our consumer market is our strengthening relationships with strategic channel partners, such as AOL, Comcast, Dell and Gateway.

•	Sniffer Technologies. Net revenue from the sale of Sniffer products was $91.4 million in 2004. In July 2004, we sold our Sniffer product line for net cash proceeds of $213.8 million. We agreed to provide certain post-closing transition services to Network General Corporation, the acquirer of the Sniffer product line. We were reimbursed for our cost plus a profit margin and present these reimbursements as a reduction of operating expenses on a separate line in our income statement. The reimbursements we have recognized under this agreement totaled $0.4 million in 2005 and $6.0 million in 2004. We completed our obligations under the transition services agreement in July 2005.

•	Magic. In 2004, net revenue from the sale of Magic Solutions products totaled approximately $2.8 million. We sold the assets of our Magic Solutions service desk business to BMC Software, Inc. The sale closed on January 30, 2004 and we received cash proceeds of approximately $47.1 million, net of direct expenses.

•	McAfee Labs. We sold our McAfee Labs assets to SPARTA, Inc. for $1.5 million in April 2005. Net revenue related to McAfee Labs was $1.9 million in 2005 and $6.4 million in 2004.

Deferred Revenue

Our deferred revenue balance at December 31, 2006 was $897.5 million compared to $751.8 million at December 31, 2005, which is an increase of 19%. The increase is attributable to sales of maintenance renewals from our growing customer base and increased sales of subscription-based offerings. Approximately 82% of our total net revenue during 2006 came from prior-period deferred revenue. As with revenue, we believe that deferred revenue is a key indicator of the growth and health of our business.

Cash, Cash Equivalents and Marketable Securities

The balance of cash, cash equivalents and marketable securities at December 31, 2006 was $1,240.2 million compared to $1,257.0 million at December 31, 2005. The decrease was primarily attributable to (i) the repurchase of 9.8 million shares of common stock for approximately $234.7 million, including commissions and our obligation to withhold the number of shares required to satisfy the tax liabilities in connection with the vesting of the restricted stock of four holders for approximately $0.5 million, (ii) acquisition-related purchases totaling $146.1 million including SiteAdvisor, Inc. for approximately $61.0 million, Preventsys, Inc. for approximately $4.8 million, Citadel Security Software, Inc. for approximately $61.2 million, and Onigma Ltd. for approximately $19.1 million, net of cash acquired, and (iii) the purchase of property and equipment for approximately $43.8 million. These decreases were largely offset by (i) net cash provided by operating activities of $290.5 million (ii) cash received from the exercise of stock options and stock purchases under the stock purchase plans of $32.0 million (iii) a reduction in our restricted cash of $50.0 million for the settlement with the SEC and (iv) an increase in net cash of $20.6 million due to foreign exchange rate fluctuations. See the Liquidity and Capital Resources section below.

The following discussion and analysis reflects the restatement of our financial results, which is more fully described in the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1, in “Legal Proceedings” in Item 3, and in Note 3, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this annual report on Form 10-K.

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

On October 10, 2006, the special committee presented its initial findings to the board of directors. As part of this presentation, the special committee communicated to our board of directors information concerning errors and irregularities with respect to the new hire option grant of our former president. Following that presentation, our chairman and chief executive officer retired and our president was terminated. The board determined this termination was for cause. In November 2006, certain members of the investigative team met with the staff of the SEC’s Division of Enforcement and presented the initial findings of the investigation. As a result of that meeting, the scope of the investigation was expanded to include a review of the: (i) historical option grants by McAfee.com, (ii) historical exercise activity with respect to our option grants to consider potential exercise date manipulation and (iii) post-employment arrangements with former executives. The special committee investigation was completed in November 2007. The special committee concluded that there were both qualitative issues and accounting and administrative errors relating to our stock option granting process. In this regard, the special committee concluded that certain former members of management had acted inappropriately, giving rise to qualitative concerns. The qualitative concerns included the following:

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

In addition to the foregoing, the special committee concluded that certain stock option awards were previously accounted for using incorrect measurement dates because: (i) such dates were chosen with the benefit of hindsight so as to intentionally, and not inadvertently or as a result of administrative error, give more favorable exercise prices, (ii) the key terms for a substantial portion of the grants in an annual merit grant had been determined with finality prior to the original measurement date, with a reduction in the exercise price on the original measurement date, which represented a repricing, (iii) original accounting measurement dates occurred prior to approval dates, (iv) original accounting measurement dates occurred prior to employment commencement dates, (v) approval and employment commencement date documentation was incorrect or inconsistent and (vi) certain director grants contained clerical errors.

In each instance, we revised the accounting measurement date after considering all available relevant evidence. Approximately 98% of the total intrinsic value (stock price on the revised measurement date minus exercise price) of all of our options and restricted stock awards remeasured as a result of this investigation were attributable to options remeasured during the period from 1995 through 2003. The special committee concluded that there were procedures in place after April 2005 to provide reasonable assurance that stock options were granted at the fair market value of the stock price on the grant date.

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

To correct our past accounting for stock options under APB 25 we recorded additional pre-tax, non-cash, stock-based compensation expense of $3.4 million ($2.5 million net of tax) for the year ended December 31, 2005, $10.8 million ($7.2 million net of tax) for the year ended December 31, 2004 and $123.1 million ($80.5 million net of tax) for the periods 1995 through 2003. We also expect to amortize less than $0.1 million of such pre-tax charges under Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), in periods from January 1, 2007 through 2009.

We have incurred material expenses in 2007 and 2006 as a direct result of the investigation into our stock option grant practices and related accounting. These costs primarily related to professional services for the investigation, legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters and that we may be subject to certain fines and/or penalties resulting from the findings of the investigation. We cannot reasonably estimate the range of fines and/or penalties, if any, that might be incurred as a result of the investigation.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, income from operations and net income, as well as the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material adverse effect on the consolidated financial statements.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about complex matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Our critical accounting policies are as follows:

•	restatement of stock-based compensation expense;

•	stock-based compensation expense;

•	revenue recognition;

•	sales incentives and sales returns;

•	deferred costs of revenue;

•	allowance for doubtful accounts;

•	estimation of restructuring accrual and litigation;

•	accounting for income taxes; and

•	valuation of goodwill, intangibles and long-lived assets.

Restatement of Stock-Based Compensation

We previously applied Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations including Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Option No. 25” (FIN 44), and provided the required pro forma disclosure under Statement of Accounting Financial Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) through the fiscal year ended December 31, 2005. Under APB 25, a non-cash, stock-based compensation expense should have been recognized for any option with intrinsic value on the accounting measurement date. An option is deemed to have intrinsic value when the exercise price is below the market price of the underlying stock on the accounting measurement date. Certain of our stock options were incorrectly measured prior to the completion of required approvals and granting actions. After revising the measurement date for these options, certain options were deemed to have intrinsic value and, as a result, there should have been stock-based compensation expense for each of these options under APB 25 equal to the number of options multiplied by their intrinsic value on the revised measurement date. That expense should have been amortized over the vesting period of the option. Starting in our fiscal year ended December 31, 2006, we adopted SFAS 123(R). As a result, for 2006, the additional stock-based compensation required to be recorded for each of these stock options was equal to the fair value of these options on the revised measurement date for options vesting in 2006 or later. We did not record the additional stock-based compensation expenses under APB 25 or SFAS 123(R) related to these stock options in our previously issued financial statements.

As a result of the investigation, we determined that the original measurement dates we used for accounting purposes for certain option and restricted stock grants to employees from April 1995 through April 2005 were not appropriate and, in some cases, were chosen with the benefit of hindsight so as to give a more favorable exercise price. Other than director grants with clerical errors, we had no revised measurement dates from May 2005 through March 2006.

We revised measurement dates and recorded stock-based compensation charges due to the following errors, certain of which are the result of incorrect measurement dates from the use of hindsight to select more favorable exercise prices:

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

DB dates are not appropriate for determining system entry dates for our grants entered into the stock administration database prior to June 17, 1998 due to the implementation of a new stock administration system on that date. All grants entered into the stock administration database prior to the system conversion have a default DB date of June 17, 1998.

DB dates were applied on a grant by grant basis, resulting in multiple measurement dates for annual merit grants for which there were multiple DB dates.

•	System Reports: These are hard-copy reports generated from the stock administration database that have a date stamp indicating the date the report was generated. The reports list the name, number of options and exercise price of the grants. These reports indicate the latest date a grant could have been entered into the stock administration database, which was useful for grants prior to the June 17, 1998 system conversion date.

•	Correspondence or other written documentation: Written communication was in the form of grant notification letters from the human resource or stock administration departments stating the key terms of a grant, stock option agreements, employment offer or promotion letters stating the number of options to be granted and automated email notifications from human resources or our third-party broker. Written communication was primarily used to corroborate other available evidence used to determine measurement dates for annual merit grants, with the assumption that communication would not occur until the terms of the grants were determined with finality.

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

In light of the significant judgment used in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different stock-based compensation expense than recorded by us in the restatement. While we considered various alternative approaches, we believe that the approaches we used were the most appropriate under the circumstances. We conducted a sensitivity analysis to assess how the restatement adjustments described in this annual report on Form 10-K could have changed under alternative methodologies for determining measurement dates for stock option grants from 1995 through 2005. See “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report on Form 10-K for information regarding the incremental stock-based compensation charges that would result from using alternate measurement dates.

Date of Execution of UWC

For certain grants, we were unable to locate contemporaneous documentation confirming that a compensation committee meeting, or a meeting by a delegated level of authority, occurred on the effective date of the UWC. For compensation committee UWCs with effective dates in 2004 and 2005, which cover 0.4 million options, we discovered instances in which documented approval actually occurred subsequent to the UWC effective date. The revised measurement date in these instances is the documented approval date. There were no options granted in compensation committee UWCs from 2001 through 2003. For UWCs prior to 2001, which cover 9.4 million options, and all delegated committee UWCs, the compensation or delegated committee resolved to grant options, and later documented such resolutions in UWCs, with an effective date which was the date of the granting actions. With the exception of one UWC, no evidence was located that contradicted a UWC effective date as the approval date for any compensation committee grants prior to 2001. For UWCs prior to 2001, we did not locate any evidence that caused us to question the reliability of UWCs, outside the one instance discussed above. We have therefore placed reliance on the compensation committee UWCs prior to 2001.

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

We were not able to determine allocation completion dates for the annual merit grants with an original measurement date in January 1998. We would have used DB dates as revised measurement dates, however, DB dates were not available for these grants. We located hard-copy stock administration system reports with a date stamp that provides evidence of the latest date a grant could have been entered into the stock administration database. We used these system report dates as revised measurement dates, with the exception of certain grants for which signed and dated grant notification letters were located. If the signature date on the letters was prior to the system report date, the revised measurement date was the letter signature date.

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

Lack of Approval Documentation

For grants totaling 2.2 million options, primarily in the years from 1996 through 2001, we were unable to locate approval documentation. In these instances, we examined available evidence, including email communications and grant communication letters, to determine the revised measurement date. We also performed an analysis to determine whether these grants were recorded on dates where the stock price was at a low point, which would result in a lower exercise price. It does not appear that these grants were priced opportunistically, and we did not discover any evidence that contradicted the original measurement date. Therefore, we did not revise the measurement dates for these grants.

If we had used the stock administration database entry date, which was available only for grants subsequent to June 1998, the additional stock-based compensation expense would have been $2.5 million from 1998 through 2005. If we had used the highest stock price within 30 days subsequent to the original measurement date, the additional stock-based compensation expense would have been $4.2 million from 1995 through 2005.

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

We believe that our methodology, based on the reasonable evidence, results in the most likely measurement dates for our stock option grants. However, we also conducted a sensitivity analysis to assess how the restatement adjustments would have varied based on different measurement date methodologies. Based on the alternative measurement dates discussed above, the total additional stock-based compensation expense resulting from grant date intrinsic value could have ranged from $96.0 million to $128.4 million.

Stock-based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), which is a revision of SFAS 123, and supersedes APB 25. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on the estimated fair values of the awards on their grant dates.

Our share-based awards include stock options, restricted stock awards, restricted stock units and our employee stock purchase plan, or ESPP.

For the year ended December 31, 2006, we recognized stock-based compensation expense of $57.8 million. Prior to our adoption of SFAS 123(R), we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards. During 2005, we recognized a charge of $4.5 million under APB 25 related to grant date intrinsic value resulting from revised accounting measurement dates, the exchange of McAfee.com options in 2002, options which were repriced in 1999 and restricted stock awards. During 2004, we recognized a charge of $25.2 million under APB 25 related to grant date intrinsic value resulting from revised accounting measurement dates, the exchange of McAfee.com options in 2002, options which were repriced in 1999, restricted stock awards and modifications of certain option awards. See Note 16 to the consolidated financial statements for additional information.

We use the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the ESPP. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate.

For options issued during 2006, we estimated the weighted-average fair value to be $10.47. For employee stock purchase rights issued during 2006, we estimated the weighted-average fair value to be $6.11. The key assumptions that we used to calculate these values are provided below:

	Years Ended December 31,
	2006	2005	2004

Stock option grants:
Risk free interest rate	4.8%	3.9%	3.1%
Weighted average expected lives (years)	5.6	4.0	4.0
Volatility	37.4%	54.4%	62.8%
Dividend yield	—	—	—
ESPP:
Risk free interest rate	4.6%	3.1%	2.0%
Weighted average expected lives (years)	0.5	1.0	1.3
Volatility	38.0%	40.0%	47.5%
Dividend yield	—	—	—

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

The assumptions that we have made represent our management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, our calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in our financial statements. For example, if we increased the assumption regarding our stock’s volatility for options granted during 2006 by 10%, our stock-based compensation expense would increase by $2.2 million, net of expected forfeitures. This increased expense would be amortized over the options’ 4.0 year vesting period. Likewise, if we increased our assumption of the expected lives of options granted during 2006 by one year, our stock-based compensation expense would increase by $1.2 million, net of expected forfeitures. This increased expense would be amortized over the options’ 4.0 year vesting period.

In addition to the assumptions used to calculate the fair value of our options, we are required to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards we expect to vest.

The stock-based compensation expense recognized in our consolidated statement of income for the year ended December 31, 2006 has been reduced for estimated forfeitures. If we were to change our estimate of forfeiture rates, the amount of share-based compensation could differ, perhaps materially, from the amount recognized in our financial statements. For example, if we had decreased our estimate of expected forfeitures by 50%, our stock-based compensation expense for the year ended December 31, 2006, net of expected forfeitures, would have increased by $5.6 million. This decrease in our estimate of expected forfeitures would increase the amount of expense for all unvested stock options, restricted stock awards and units, and employee stock purchase rights that have not yet been recognized by $13.1 million, amortized over a weighted-average period of 2.4 years.

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

Our revenue is derived primarily from three sources (i) services and support revenue, which includes maintenance, training and consulting revenue, (ii) subscription revenue, which includes revenue from subscription-based offerings and (iii) product revenue, which includes hardware and perpetual licenses revenue.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and related interpretations to all transactions involving the sale of software products and hardware products that include software. For hardware transactions where software is not incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved or software is incidental, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”).

We market and distribute our software products both as standalone software products and as comprehensive security solutions. We recognize revenue from the sale of software licenses when all of the following are met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured.

Persuasive evidence is generally a binding purchase order or license agreement. Delivery generally occurs when product is delivered to a common carrier or upon delivery of a grant letter and license key, if applicable. If a significant portion of a fee is due after our normal payment terms of typically 30 to 90 days, we recognize revenue as the fees become due. If we determine that collection of a fee is not reasonably assured, we defer the fees and recognize revenue upon cash receipt, provided all other revenue recognition criteria are met.

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

For arrangements with multiple elements, including software licenses, maintenance and/or services, we allocate and defer revenue equivalent to the vendor-specific objective evidence (“VSOE”), of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately or upon substantive renewal rates stated in a contract. We determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to our customers. When

VSOE does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period generally as services and support revenue.

Sales Incentives and Sales Returns

We reduce revenue for estimates of sales incentives and sales returns. We offer sales incentives, including channel rebates, marketing funds and end-user rebates for products in our corporate and consumer product lines. Additionally, end-users may return our products, subject to varying limitations, through distributors and resellers or to us directly for a refund within a reasonably short period from the date of purchase. We estimate and record reserves for sales incentives and sales returns based on our historical experience. In each accounting period, we must make judgments and estimates of sales incentives and potential future sales returns related to current period revenue. These estimates affect our net revenue line item on our consolidated statement of income and affect our net accounts receivable, deferred revenue or accrued liabilities line items on our consolidated balance sheet. These estimates affect all of our operating geographies.

At December 31, 2006, our allowance for sales returns and incentives was $39.8 million compared to $31.9 million at December 31, 2005. If our allowance for sales returns and incentives were to increase by 10%, or $4.0 million, our net revenue would decrease by $1.9 million and our deferred revenue would decrease by $2.1 million for the year ended December 31, 2006.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing arrangements and costs of inventory sold into our channel which have not been sold through to the end-user, are included in prepaid expenses and prepaid taxes and other current assets on our consolidated balance sheet. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. At December 31, 2006, our deferred costs were $70.2 million compared to $28.8 million at December 31, 2005.

Allowance for Doubtful Accounts

We also make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable balances, current and historical bad debt trends, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We specifically reserve for any account receivable for which there are identified collection issues. These estimates affect the general and administrative line item on our statement of income and the net accounts receivable line item on the consolidated balance sheet. The estimation of uncollectible accounts affects all of our operating geographies.

At December 31, 2006, our allowance for doubtful accounts was $2.0 million compared to $2.4 million at December 31, 2005. If an additional 1% of our gross accounts receivable were deemed to be uncollectible at December 31, 2006, our allowance for doubtful accounts would increase by $2.1 million and our provision for bad debt expense, revenue and deferred revenue would also be affected.

Estimation of Restructuring Accrual and Litigation

Restructuring Accrual.  During 2005, we permanently vacated several leased facilities and recorded a $1.8 million accrual for estimated lease related costs associated with the permanently vacated facilities. During 2004, we permanently vacated several leased facilities, including an additional two floors in our Santa Clara headquarters building and recorded a $10.0 million restructuring accrual. In 2003, as part of a consolidation of activities into our Plano, Texas facility from our headquarters in Santa Clara, California, we recorded a restructuring charge of $15.7 million. We recorded these facility restructuring charges in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Exit Costs Associated With Exit or Disposal Activities” (“SFAS 146”). To determine our restructuring charges and the corresponding liabilities, SFAS 146 required us to make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We developed these assumptions based on our understanding of the current real estate market in the respective locations as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. If, at December 31, 2006, our estimated sublease income were to decrease 10%, the restructuring reserve and related expense would have increased by $1.6 million.

The estimates regarding our restructuring accruals affect our current liabilities and other long-term liabilities line items in our consolidated balance sheet, since these liabilities will be settled each year through 2013. These estimates affect our statement of income in the restructuring line item.

Litigation.  Management’s current estimated range of liability related to litigation that is brought against us from time to time is based on claims for which our management can estimate the amount and range of loss. We recorded the minimum estimated liability related to those claims, where there is a range of loss as there is no better point of estimate. Because of the uncertainties related to an unfavorable outcome of litigation, and the amount and range of loss on pending litigation, management is often unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As litigation progresses, we continue to assess our potential liability and revise our estimates. Such revisions in our estimates could materially impact our results of operations and financial position. Estimates of litigation liability affect our accrued liability line item on our consolidated balance sheet and our general and administrative expense line item on our statement of income. See Note 20 in our Notes to the Consolidated Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess and make significant estimates regarding the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of income. Estimates related to income taxes affect the deferred tax asset and liability line items and accrued liabilities in our consolidated balance sheet and our income tax expense line item in our statement of income.

The net deferred tax asset as of December 31, 2006 is $464.4 million, net of a valuation allowance of $70.1 million. The valuation allowance is recorded due to the uncertainty of our ability to utilize some of the deferred tax assets related to foreign tax credits and net operating losses of acquired companies. The valuation allowance is based on our historical experience and estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

We are required to make estimates regarding the fair value of our reporting units when testing for potential impairment. We estimate the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. We estimate cash flows for these purposes using internal budgets based on recent and historical trends. We base these estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We also make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying value for each of our reporting units. If an impairment were present, these estimates would affect an impairment line item on our consolidated statement of income and would affect the goodwill in our consolidated balance sheet. As goodwill is allocated to all of our reporting units, any impairment could potentially affect each operating geography.

Based on our most recent impairment test, there would have to be a significant change in assumptions used in such calculation in order for an impairment to occur as of December 31, 2006.

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

Goodwill amounted to $530.5 million and $437.5 million as of December 31, 2006 and 2005, respectively. We did not hold any other indefinite-lived intangibles as of December 31, 2006 and 2005. Net finite-lived intangible assets and long-lived assets amounted to $205.6 million and $165.8 million as of December 31, 2006 and 2005, respectively.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Net revenue:
Services and support	$633,658	$544,477	$89,181	16%	$463,726	$80,751	17%
Subscription	428,296	318,206	110,090	35	215,817	102,389	47
Product	83,204	118,945	(35,741)	(30)	228,030	(109,085)	(48)

Total net revenue	$1,145,158	$981,628	$163,530	17%	$907,573	$74,055	8%

Percentage of total net revenue:
Services and support	55%	56%			51%
Subscription	38	32			24
Product	7	12			25

Total net revenue	100%	100%			100%

The increase in net revenue from 2005 to 2006 reflected (i) a $104.1 million increase in our corporate business and (ii) a $61.3 million increase in our consumer business. This increase was partially offset by a $1.9 million decrease attributable to McAfee Labs, which was sold in April 2005.

Net revenue from our corporate business increased during 2006 compared to 2005 primarily due to (i) increased corporate spending on McAfee security products and (ii) increased revenue from our McAfee Intrushield and McAfee Foundstone offerings. Net revenue from our Intrushield and Foundstone product lines increased $25.1 million and $18.2 million, respectively. Net revenue from our consumer market increased during 2006 compared to 2005 primarily due to (i) online subscriber growth due to our increased customer base, (ii) increased online renewal subscriptions and (iii) increased royalty revenue from our strategic channel partners, such as AOL, Dell, Gateway and Samsung.

The increase in net revenue from 2004 to 2005 reflected (i) a $151.4 million increase in our consumer business and (ii) a $21.4 million increase in our corporate business due to decreased corporate spending related to security. These increases were partially offset by (i) a $91.4 million decrease in revenue attributable to our Sniffer product line, which was sold in July 2004, (ii) a $4.5 million decrease attributable to McAfee Labs, which was sold in April 2005, (iii) a $2.8 million decrease attributable to Magic Solutions, which was sold in January 2004 and (iv) the introduction of our perpetual-plus licensing arrangements, which experience lower rates of up-front revenue recognition, in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific, excluding Japan, in mid-2003.

Net revenue from our consumer market increased during 2005 primarily due to (i) online subscriber growth due to our increased customer base and expansion to additional countries and (ii) increased online renewal rates.

Net Revenue by Geography

The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Net revenue:
North America	$633,222	$563,651	$69,571	12%	$551,264	$12,387	2%
EMEA	354,592	282,034	72,558	26	243,392	38,642	16
Japan	87,121	75,973	11,148	15	54,160	21,813	40
Asia-Pacific, excluding Japan	43,018	38,480	4,538	12	38,866	(386)	(1)
Latin America	27,205	21,490	5,715	27	19,891	1,599	8

Total net revenue	$1,145,158	$981,628	$163,530	17%	$907,573	$74,055	8%

Percentage of total net revenue:
North America	55%	57%			61%
EMEA	31	29			27
Japan	8	8			6
Asia-Pacific, excluding Japan	4	4			4
Latin America	2	2			2

Total net revenue	100%	100%			100%

Net revenue outside of North America accounted for 45%, 43%, and 39% of net revenue for 2006, 2005 and 2004, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.

The increase in total net revenue in North America during 2006 primarily related to (i) a $46.2 million increase in corporate revenue in North America due to increased corporate spending on McAfee security products and increased revenue from our Foundstone and Intrushield product lines and (ii) a $25.2 million increase in consumer revenue in North America partially offset by a $1.9 million decrease attributable to McAfee Labs, which was sold in April 2005.

The increase in total net revenue in North America during 2005 primarily related to a $88.3 million increase in consumer revenue in North America due to our increased customer base, partially offset by (i) a $68.0 million decrease in Sniffer revenue in North America due to the sale of our Sniffer product line in July 2004, (ii) a $4.5 million decrease in McAfee Labs revenue in North America due to the sale of McAfee Labs in April 2005, (iii) a $1.3 million decrease in corporate revenue in North America, (iv) a $2.1 million decrease in Magic revenue in North America due to the sale of our Magic product line in January 2004 and (v) our perpetual-plus licensing arrangements which were introduced in 2004 and resulted in lower rates of up front revenue recognition and an increase in the amount of revenue deferred to future periods.

The increase in total net revenue in EMEA during 2006 was attributable to (i) a $45.5 million increase in corporate revenue due to increased corporate spending on McAfee security products and increased revenue from our Foundstone and Intrushield product lines and (ii) a $27.1 million increase in consumer revenue from online subscriber growth due to our increased customer base. Net revenue from EMEA was also positively impacted by the strengthening Euro against the U.S. Dollar, which resulted in an approximate $0.4 million impact to EMEA net revenue in 2006 compared to 2005.

The increase in total net revenue in EMEA during 2005 was attributable to (i) a $39.5 million increase in consumer revenue due to online subscriber growth due to our increased customer base and expansion to additional countries and (ii) a $9.6 million increase in corporate revenue, partially offset by (i) a $9.7 million decrease in revenue related to the Sniffer product line that was sold in July 2004 and (ii) a $0.7 million decrease in Magic revenue in EMEA due to the sale of our Magic product line in January 2004. The average Euro to U.S. Dollar exchange rate in 2005 was comparable to the average Euro to Dollar exchange rate in 2004, therefore, we did not experience a significant impact to revenue related to changing foreign currency rates.

Net revenue from our consumer market in both North America and in EMEA increased during 2006 and 2005 primarily due to (i) online subscriber growth due to our increased customer base and expansion to additional countries and (ii) increased online renewal rates. Additionally, in 2005, net revenue from our consumer market increased due to increased retail revenue due to higher levels of contract support renewal revenue generated from our increased 2004 retail sales due to numerous virus outbreaks in 2003 through 2004 and new product offerings.

Our Japan, Latin America and Asia-Pacific operations combined have historically comprised less than 20% of our total net revenue and we expect this trend to continue. Although total net revenue from Japan increased in 2006 compared to 2005, the weakening Japanese Yen against the U.S. Dollar resulted in an approximate $5.3 million negative impact to Japanese net revenue.

Risks inherent in international revenue include the impact of longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality, political instability, tariffs and other trade barriers, currency fluctuations, a high incidence of software piracy in some countries, product localization, international labor laws, compliance with the Foreign Corrupt Practices Act and our relationship with our employees and regional work councils and difficulties staffing and managing foreign operations. These factors may have a material adverse effect on our future international revenue.

Service and Support Revenue

The following table sets forth, for the periods indicated, each major category of our service and support revenue as a percent of service and support revenue:

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Net service and support revenue:
Support and maintenance	$610,061	$520,351	$89,710	17%	$436,873	$83,478	19%
Consulting and training	23,597	24,126	(529)	(2)	26,853	(2,727)	(10)

Total service and support revenue	$633,658	$544,477	$89,181	16	$463,726	$80,751	17%

Percentage of service and support revenue:
Support and maintenance	96%	96%			94%
Consulting and training	4	4			6

Total service and support revenue	100%	100%			100%

Service and support revenue includes revenue from software support and maintenance contracts, training and consulting. The increase in service and support revenue in 2006 compared to 2005 was attributable to an increase in support and maintenance primarily due to amortization of previously deferred revenue from support arrangements and an increase in sales of support renewals offset slightly by a decrease in consulting and training revenue.

The increase in service and support revenue in 2005 compared to 2004 was attributable to an increase in support and maintenance primarily due to maintenance renewals on our growing customer base and our perpetual-plus licensing model. In addition, in April 2005 we increased our support pricing on selected consumer products, including VirusScan and McAfee Internet Security.

Our growth rate and net revenue depend significantly on renewals of support arrangements as well as our ability to respond successfully to the pace of technological change and expand our customer base. If our renewal rate or our pace of new customer acquisition slows, our net revenue and operating results would be adversely affected. Additionally, support pricing under the perpetual-plus model is significantly higher than the previous model. In the event customers choose not to renew their support arrangements under the perpetual-plus model, revenue could be negatively impacted.

Subscription Revenue

The following table sets forth, for the periods indicated, the change in subscription revenue:

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Total subscription revenue	$428,296	$318,206	$110,090	35%	$215,817	$102,389	47%

Subscription revenue includes revenue from online subscription arrangements. The increase in subscription revenue in 2006 compared to 2005 was attributable to (i) an increase in our on-line subscription arrangements due to our continued relationships with strategic channel partners, such as AOL, Gateway and Dell, (ii) an increase in revenue from our McAfee Managed VirusScan online service, (iii) an increase in royalties from sales by our strategic channel partners and (iv) an increase due to our McAfee Consumer Suites launch in September 2006, as these suites utilized a subscription-based model.

The increase in subscription revenue in 2005 compared to 2004 was attributable to (i) an increase in our online subscription arrangements with our continued relationships with strategic channel partners, such as AOL, Dell and others, (ii) as well as an increase in our McAfee Managed VirusScan online service for small and medium-sized businesses. Our future profitability and rate of growth, if any, will be directly affected by these partner relationships, increased price competition and the size of our revenue base.

Product Revenue

The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of total product revenue:

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Net product revenue:
Licenses	$52,077	$67,462	$(15,385)	(23)%	$127,568	$(60,106)	(47)%
Hardware	31,367	27,129	4,238	16	72,067	(44,938)	(62)
Retail and other	(240)	24,354	(24,594)	(101)	28,395	(4,041)	(14)

Total product revenue	$83,204	$118,945	$(35,741)	(30)%	$228,030	$(109,085)	(48)%

Percentage of product revenue:
Licenses	63%	57%			56%
Hardware	38	23			32
Retail and other	(1)	20			12

Total product revenue	100%	100%			100%

Product revenue includes revenue from software licenses, hardware and retail product. The decrease in product revenue from 2006 compared to 2005 was attributable to (i) a decrease in retail sales in 2006 due to our continued shift in focus from retail-boxed products to our online subscription model for consumers, (ii) a decrease in license revenue which management believes is due to our launch of McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee Internet Security, and McAfee Total Protection in September 2006, as these suites utilize a subscription-based model and (iii) an increase in incentive rebates and marketing funds with our partners that are recorded as an offset to revenue and generally included in retail and other revenue in the table above. These decreases were partially offset by an increase in Foundstone hardware revenue and an increase in demand for Intrushield.

Generally, our corporate customers license our software on a perpetual basis and our consumer customers license our software on a subscription basis. With the launch of our McAfee Consumer Suites in 2006, all consumer licenses are subscription-based. The continued use of a subscription-based model for licenses will result in product revenue declines with a corresponding increase in subscription revenue.

The decrease in product revenue from 2005 compared to 2004 was attributable to (i) a decrease in license revenue in 2005 due to the introduction of our perpetual-plus licensing arrangements in the United States in the first quarter of 2004 and in EMEA and Asia-Pacific in the middle of 2003, resulting in reduced product revenue and increased services and support revenue, and due to our continued shift in focus from retail-boxed products to our online subscription model for consumers, (ii) an increase in incentive rebates and marketing funds with our partners which are recorded as an offset to revenue and included in retail and other revenue in the table above, and (iii) the sales of our Sniffer product line sale in July 2004 and our Magic product line in January 2004, partially offset by a general increase in corporate IT spending related to security. The introduction of the perpetual-plus licensing arrangement has resulted in declines in license revenue with a corresponding increase in services and support revenue. In addition, in April 2005 we increased our support pricing on selected consumer products, including VirusScan and McAfee Internet Security, which resulted in a decrease in product revenue in 2005 due to allocating more revenue related to service and support and recognizing this deferred revenue ratably over the service and support period. Our hardware revenue decreased in 2005 compared to 2004 primarily due to the sale of our Sniffer product line in July 2004.

Cost of Net Revenue

The following table sets forth, for the periods indicated, a comparison of cost of revenue:

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Cost of net revenue:
Service and support	$51,904	$24,179	$27,725	115%	$26,025	$(1,846)	(7)%
Subscription	110,267	63,478	46,789	74	38,484	24,994	65
Product	60,957	64,614	(3,657)	(6)	74,518	(9,904)	(13)
Amortization of purchased technology	23,712	17,767	5,945	33	14,887	2,880	19

Total cost of net revenue	$246,840	$170,038	$76,802	45	$153,914	$16,124	10

Components of gross margin:
Service and support	$581,754	$520,298			$437,701
Subscription	318,029	254,728			177,333
Product	22,247	54,331			153,512
Amortization of purchased technology	(23,712)	(17,767)			(14,887)

Total gross margin	$898,318	$811,590			$753,659

Total gross margin percentage	78%	83%			83%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees providing customer support, training and consulting services. The cost of service and support revenue increased in total, and as a percentage of service and support revenue for 2006 due primarily to increased allocation of technical support costs and to an increase in costs associated with increased service and support revenue.

In 2006 our technical support teams devoted proportionately more time to routine customer support and less time to product development. We have allocated a greater percentage of technical support costs to cost of net revenue and a lesser percentage to research and development costs relative to prior periods, resulting in a three percentage point increase in cost of service and support revenue as a percentage of service and support revenue for 2006 as compared to 2005.

In 2005 compared to 2004, cost of service and support revenue decreased slightly due to efficiencies gained within technical support services. As a percentage of service and support revenue, cost of service and support revenue decreased slightly due to an increase in support and maintenance revenue primarily due to maintenance renewals on our growing customer base and our perpetual-plus licensing model. In addition, in April 2005, we increased our support pricing on selected consumer products, including VirusScan and McAfee Internet Security, while the cost of providing this support did not change materially.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic channel partners. The increase in subscription costs in 2006 compared to 2005 was primarily attributed to an increase in online subscription arrangements and royalties paid to our online strategic channel partners. As a percentage of subscription revenue, cost of subscription revenue increased during 2006 compared to 2005 due to higher online subscription volumes and higher percentages payable to our partners under online subscription arrangements.

The increase in subscription costs in 2005 compared to 2004 was also due to an increase in online subscription arrangements and royalties paid to our strategic channel partners. As a percentage of subscription revenue, however, cost of subscription revenue remained relatively flat due to increased revenue on all subscription products during the year.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and, with respect to hardware-based and security products, computer platforms and other hardware components. The decrease in the cost of product revenue from 2005 to 2006 was primarily attributable to our shift in focus from retail-boxed products to our online subscription model, slightly offset by an increase in hardware costs. As a percentage of product revenue, cost of product revenue increased due to increased incentive rebates and marketing funds in addition to a shift in product mix from higher margin licensing revenue to lower margin hardware revenue. Upon the launch of our McAfee Consumer Suites, all license revenue and related cost of revenue are included in subscription revenue and cost of subscription revenue.

The decrease in cost of product revenue from 2004 to 2005 was primarily attributable to (i) decreased hardware product sales and (ii) the sale of the Sniffer product line in July 2004. The increase in cost of product revenue as a percentage of product revenue from 2004 to 2005 is attributable to (i) the shift from retail products to hardware appliances which have a lower margin, (ii) the full cost of product revenue being recognized upfront upon delivery while more revenue is being deferred and recognized ratably over the contract term, (iii) decrease in product revenue from incentive rebates and marketing funds without a corresponding decrease in the cost of products sold and (iv) increased fulfillment and logistics costs in EMEA.

Amortization of Purchased Technology

The increase in amortization of purchased technology in 2006 was due to the acquisitions of SiteAdvisor in April 2006, Preventsys in June 2006, Onigma in October 2006 and Citadel in December 2006. Purchased technology related to these four acquisitions totaled $58.0 million. Amortization for these items was $6.1 million in 2006. The purchased technology is being amortized over estimated useful lives of up to seven years.

The increase in amortization of purchased technology in 2005 was attributable to our acquisition of Wireless Security Corporation in June 2005, for which we recorded purchased technology of $1.5 million, and to our acquisition of Foundstone in October 2004, for which we recorded purchased technology of $27.0 million. Amortization for these items was $4.4 million in 2005. The purchased technology is being amortized over estimated useful lives of up to seven years.

Stock-based Compensation Expense

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors based on the estimated fair values. The following table summarizes the stock-based compensation expense that we recorded in accordance with the provisions of SFAS 123(R) (in thousands):

Year Ended
December 31, 2006

Amortization of fair value of options issued to employees	$30,660
Former employees — extension of post-termination exercise period	4,326
Former executive acceleration	1,419
Cash settlement of options	3,066
Restricted stock awards and units	16,426
Employee Stock Purchase Plan	1,864

Total stock-based compensation expense	57,761
Deferred tax benefit	(15,672)

Total stock-based compensation expense, after-tax	$42,089

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

Former employees — extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we have not been able to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for all vested options held by certain former employees and outside directors that would expire during the blackout period. As a result of the modifications, we recognized $4.3 million of stock-based compensation expense in the fourth quarter of 2006 based on the fair value of these modified options The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we will determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our consolidated statements of income in the period of change until the options are exercised, expire or are otherwise settled. The expense or benefit associated with these options will be included in general and administrative expense in our consolidated statements of income, and will not be reflected as stock-

based compensation expense. We will record expense or benefit in future periods based on the closing price of our common stock.

In November 2007, due to a delay in our becoming current in our reporting obligations, we extended the post-termination exercise period for options held by former employees and outside directors who terminated subsequent to the January 2007 modification and those previously modified in January 2007 as discussed above, until the earlier of i) the ninetieth calendar day after we become current in our reporting obligations under the Securities Exchange Act of 1934, as amended, ii) the expiration of the contractual terms of the options, or iii) December 31, 2008. Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the November 2007 modification, stock options held by the former employees and outside directors that terminated subsequent to the January 2007 modification and prior to November 2007 became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As a result, in November 2007, these options will be reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we will determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our consolidated statements of income in the period of change until the options are exercised, expire or are otherwise settled. The expense or benefit associated with these options will be included in general and administrative expense in our consolidated statements of income, and will not be reflected as stock-based compensation expense. We will record expense or benefit in future periods based on the closing price of our common stock.

Former executive acceleration.  On February 6, 2007 our board of directors accelerated unvested stock options held by our former chief executive officer without an extension of the post-employment exercise period. All such stock options have since expired unexercised due to the blackout. In the fourth quarter of 2006 we recorded an additional non-cash, stock-based compensation expense of $1.4 million before tax for the remaining unamortized fair value of these options. Any claims that our former chief executive officer might have with respect to the expired stock options have not been released by him.

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90 day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. The cash payment to settle these options will be based upon an average closing price of our common stock subsequent to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended. As of December 31, 2006, we have recorded a liability of $3.1 million based on the intrinsic value of these options using our January 7, 2007 closing stock price. We will continue to adjust this amount in future reporting periods based on the closing price of our common stock.

Restricted stock awards and units.  We recognize stock-based compensation expense for the fair value of restricted stock awards and restricted stock units. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the restricted stock awards and units. The fair value of these awards is recognized to expense over the requisite service period of the awards. During 2006, stock-based compensation expense associated with restricted stock awards and units totaled $16.4 million.

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued. Beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. During 2006, stock-based compensation expense associated with our ESPP totaled $1.9 million.

The following table summarizes stock-based compensation expense recorded by income statement line item in 2006 (in thousands):

Year Ended
December 31, 2006

Cost of net revenue — service and support	$1,968
Cost of net revenue — subscription	699
Cost of net revenue — product	750

Stock-based compensation expense included in cost of net revenue	3,417
Research and development	15,042
Marketing and sales	24,289
General and administrative	15,013

Stock-based compensation expense included in operating expense	54,344

Total stock-based compensation expense related to stock-based equity awards	$57,761

Prior to our adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS 123. During 2005 and 2004, we recorded stock-based compensation expense totaling $4.5 million and $25.2 million, respectively, of which $3.4 million and $10.8 million was attributable to our restatement. The following table summarizes the stock-based compensation expense recorded in 2005 and 2004 (in thousands):

	Years Ended December 31,
	2005	2004
	(As restated)	(As restated)

Grant date intrinsic value	$3,873	$7,031
Restricted stock awards	1,078	426
Exchange of McAfee.com options	290	6,516
Repriced options	(770)	7,283
Former employees	—	2,759
Extended life of vested options of terminated employees	—	1,148

Total stock-based compensation expense	4,471	25,163
Deferred tax expense	(1,301)	(8,800)

Total stock-based compensation expense, after-tax	$3,170	$16,363

Grant date intrinsic value.  We recognize stock-based compensation expense over the vesting period of the awards for the excess of the fair value of our common stock as of the revised measurement date over the exercise price of the options. During 2005 and 2004, we recognized stock-based compensation expense related to these option grants totaling $3.3 million and $6.8 million, respectively, related to the grant date intrinsic value. See Note 3 to the consolidated financial statements for additional information.

In connection with the acquisition of Foundstone in October 2004, we recorded deferred compensation for the intrinsic value of our options issued in exchange for unvested options held by Foundstone employees. These options are vesting over the requisite service period. We recognized stock-based compensation expense totaling $0.5 million in 2005 and $0.2 million in 2004 related to these options.

Restricted stock awards.  We granted restricted stock awards to key employees and executives in 2005 and 2002. The stock-based compensation expense related to these awards is determined based on the excess of our closing stock price on the grant date over the $0.01 purchase price, and is recognized over the vesting period. We recorded stock-based compensation expense of $1.1 million and $0.4 million in 2005 and 2004, respectively, related to these restricted stock grants.

Exchange of McAfee.com options.  In September 2002, we acquired the minority interest of McAfee.com and exchanged options to purchase our common stock for McAfee.com options held by McAfee.com employees. The exchanged options included a provision for a cash payment to the option holder upon exercise, which resulted in the options being accounted for as variable awards. We recorded stock-based compensation expense of $0.3 million and $6.5 million in 2005 and 2004, respectively, related to these exchanged options subject to variable accounting. This stock-based compensation expense was based on our closing stock price of $27.13 and $28.93 at December 31, 2005 and 2004, respectively.

Repriced options.  Certain of our options were repriced in 1999, resulting in variable accounting. During 2005, we recorded a benefit of $0.8 million and during 2004 we recorded stock-based compensation expense of $7.3 million based on closing stock prices as of December 21, 2005 and 2004 of $27.13 and $28.93, respectively. These options were fully vested at December 31, 2005, therefore, no stock-based compensation expense will be recognized under SFAS 123(R).

Former employees.  In 2004, we modified certain outstanding option awards in conjunction with employee terminations. We recorded compensation charges based on the intrinsic value of the modified options on the date of modification. During 2004, stock-based compensation expense associated with these option modifications totaled $2.8 million. There were no modifications to employee options resulting in stock-based compensation expense in 2005.

Extended life of vested options held by terminated employees.  As part of the purchase of Foundstone in October 2004, we extended the exercise period for certain options beyond their original contractual life. This modification resulted in a compensation charge in 2004 of $1.0 million.

The pre-tax stock-based compensation expense of $4.5 million and $25.2 million in 2005 and 2004, respectively, is included in the following line items in our consolidated statements of income (in thousands):

	Years Ended December 31,
	2004	2005
	(As restated)	(As restated)

Cost of net revenue — service and support	$14	$215
Cost of net revenue — subscription	36	109
Cost of net revenue — product	(5)	713

Stock-based compensation expense included in cost of net revenue	45	1,037
Research and development	524	9,538
Marketing and sales	1,482	6,703
General and administrative	2,420	6,810
Loss on sale of assets and technology	—	84
Severance/bonus costs related to Sniffer and Magic dispositions	—	991

Stock-based compensation expense included in operating expense	4,426	24,126

Total stock-based compensation expense related to stock-based equity awards	$4,471	$25,163

See Note 16 in the consolidated financial statements for additional information regarding stock-based compensation.

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

As of December 31, 2006, total compensation cost related to unvested stock options, restricted stock units, restricted stock awards and not yet recognized and reduced by estimated forfeitures was $68.0 million. This amount is expected to be recognized over a weighted-average period of 2.4 years.

Internal Revenue Code Section 409A

Adverse tax consequences will result from our revision of accounting measurement dates for stock options that vest subsequent to December 31, 2004, or the 409A affected options. These adverse tax consequences include a penalty tax payable by the option holder under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes under state tax laws). As virtually all holders of options with revised measurement dates were not involved in or aware of their incorrect option exercise prices, we took certain actions, as described below, to deal with the adverse tax consequences that may be incurred by the holders of such options.

Section 16(a) Officers and Directors

In December 2006, our board of directors approved the amendment of 409A affected options for those who were Section 16(a) officers upon the receipt of 409A affected options to increase the exercise price to the fair market value of our common stock on the revised measurement date. These amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone subject to Section 16(a) requirements upon receipt of the IRC Section 409A affected options. There was no expense associated with this action, as the modifications increased the exercise price, which results in no increase in fair value of the option.

Operating Costs

Research and development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses.

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Research and development(1)	$193,447	$176,409	$17,038	10%	$174,872	$1,537	1%
Percentage of net revenue	17%	18%			19%

(1)	Includes stock-based compensation expense of $15,042, $524 and $9,538 in 2006, 2005 and 2004, respectively.

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in 2006 was primarily attributable to (i) a $20.9 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount and salary increases that were effective as of April 2006, (ii) the recognition of $15.0 million of stock-based compensation expense in 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of $0.5 million stock-based compensation expense under APB 25 in 2005, (iii) a $5.6 million increase attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition and (iv) a $1.6 million increase due to additional use of third-party contractors, partially offset by a decrease of $25.5 million due mostly to our revised allocation of technical support costs related to a general decrease in product development efforts and decreases in various other expenses related to research and development activities in 2006.

In 2006, our technical support teams devoted proportionately more time to routine customer support and less time to product development. We have allocated a greater percentage of technical support costs to cost of net revenue and a lesser percentage to research and development costs relative to prior periods.

The increase in research and development expenses in 2005 compared to 2004 was primarily attributable to an increase in average headcount dedicated to research and development activities as well as an increase of $1.4 million specifically related to the acquisition of Foundstone. The increase in compensation expense was partially offset by a $9.0 million decrease in stock-based compensation.

We believe that continued investment in product development is critical to attaining our strategic objectives.

Marketing and sales

The following table sets forth, for the periods indicated, a comparison of our marketing and sales expenses.

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Marketing and sales(1)	366,454	300,089	66,365	22%	353,074	(52,985)	(15)%
Percentage of net revenue	32%	31%			39%

(1)	Includes stock-based compensation expense of $24,289, $1,482 and $6,703 in 2006, 2005 and 2004, respectively.

Marketing and sales expenses consist primarily of salary, commissions, stock-based compensation and benefits for marketing and sales personnel and costs associated with advertising and promotions. The increase in marketing and sales expenses during 2006 compared to 2005 reflected (i) the recognition of $24.3 million of stock-based compensation expense in 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of $1.5 million stock-based compensation expense under APB 25 in 2005, (ii) a $18.5 million increase in salary and benefit expense for individuals performing marketing and sales activities due to an increase in average headcount and salary increases in that were effective beginning April 2006, (iii) a $16.2 million increase due to increased investment in sales, marketing, promotion and advertising programs, including marketing spend for SiteAdvisor and corporate branding initiatives, (iv) a $2.0 million increase in travel expense primarily attributable to increased average headcount, (v) a $1.9 million increase in commissions, and (vi) increases in various other expenses related to marketing and sales activities, partially offset by a $0.8 million decrease due to the Japanese Yen weakening against the U.S. Dollar in 2006 compared to 2005.

The decrease in marketing and sales expenses from 2004 to 2005 reflected (i) decreased commissions totaling $10.5 million due to a greater percentage of our business being from the online consumer market and due to the Sniffer product line sale in July 2004, (ii) a $9.5 million decrease in compensation expense due to the Sniffer product line sale in July 2004, (iii) a $5.2 million decrease in stock-based compensation, (iv) general headcount reductions and (v) reduced spending on marketing and sales programs due to our cost reduction initiatives.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses.

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

General and administrative(1)	169,694	123,487	46,207	37%	145,038	(21,551)	(15)%
Percentage of net revenue	15%	13%			16%

(1)	Includes stock-based compensation expense of $15,013, $2,420 and $6,810 in 2006, 2005 and 2004, respectively.

General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses in 2006 compared to 2005 reflected (i) the recognition of $15.0 million of stock-based compensation expense in 2006 due to the implementation of SFAS 123(R) on January 1, 2006 compared to the recognition of a $2.4 million stock-based compensation expense under APB 25 in 2005, (ii) a $7.2 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount and salary increases that were effective beginning in April 2006, (iii) an $25.6 million increase in legal fees, which includes expenses related to our offer to settle a derivative class action lawsuit, a commercial settlement and indemnification costs for former directors and officers, (iv) a $3.6 million severance payment to our former chief executive officer, and (v) general increases in other general and administrative expenses, partially offset by (i) a $2.8 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, (ii) a $0.9 million decrease in expense related to uncollectible accounts receivable, and (iii) a $0.4 million decrease due to the Japanese Yen weakening against the U.S. Dollar in 2006 compared to 2005.

The decrease in general and administrative expenses from 2004 to 2005 reflected (i) a $6.5 million decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, (ii) a $4.4 million decrease in stock-based compensation and (iii) decreased average headcount dedicated to general and administrative activities. Also, in 2004, we had (i) $2.9 million in consulting fees paid in connection with strategic planning, (ii) fees incurred in the divestiture of Sniffer and (iii) increased legal fees due to our investigation into our accounting practices that commenced in March 2002 and merger and acquisition activity. The remaining decrease was attributable to general cost reduction efforts.

Amortization of intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles.

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Amortization of intangibles	10,682	12,834	(2,152)	(17)%	14,235	(1,401)	(10)%

Intangibles consist of identifiable intangible assets such as trademarks, patents and customer lists. The decreases in amortization of intangibles are attributable to older intangibles becoming fully amortized in 2006 and 2005. In connection with our current year acquisitions we acquired $9.7 million in intangible assets $8.4 million of these intangible assets were acquired in the fourth quarter of 2006 and thus did not impact our consolidated income statement significantly during the current year.

SEC and compliance costs

The $17.8 million of SEC and compliance costs in 2006 included $3.9 million related to independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC and $13.9 million related to the investigation into our stock option granting practices.

Restructuring charges

The following table sets forth, for the periods indicated, a comparison of our restructuring charges.

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Restructuring charges	470	3,782	(3,312)	(88)%	17,442	(13,660)	(78)%

In the fourth quarter of 2006 we initiated certain restructuring actions designed to realign our go-to-market model with our customers’ requirements and product offerings. As a result, we recorded a restructuring charge of $2.4 million related to a reduction in headcount of 75 employees. These actions were taken to reduce our cost structure and, at the same time, enable us to invest in certain strategic growth initiatives in an effort to enhance our competitive position. These actions were completed during the first quarter of 2007. Accretion on prior year restructurings totaled $0.6 million. Offsetting these charges is a reduction of $2.5 million due to revision of prior year estimates related to certain leased properties and other costs.

We recorded restructuring charges in 2005, 2004 and 2003 related to vacating several facilities and reductions in headcount. See further information on these actions in Note 9 to our consolidated financial statements included elsewhere in this report.

In-process research and development expense

During 2006, we expensed $0.5 million of in-process research and development related to the acquisition of Preventsys, Inc. in June 2006. At the time of the acquisition, the ongoing project included the development of a new version of the security risk management system that would include increased functionality and new features, which we introduced in the fourth quarter of 2006. At the date of acquisition, we estimated that, on average, 40% of the development effort had been completed and that the remaining 60% of the development would take three months to complete. As of December 31, 2006, this development effort was complete and total costs to complete the development were $0.5 million.

During 2005, we expensed $4.0 million of in-process research and development related to the acquisition of Wireless Security Corporation in June 2005. At the time of the acquisition, the ongoing project related to the development of the consumer wireless security product. This consumer wireless security product enables shared-key mode of security on single or multiple access points and automatically distributes the key to stations that would like to join the network. At the date of acquisition, we estimated that, on average, 60% of the development effort had been completed and that the remaining 40% of the development would take three months to complete. As of December 31, 2005, we had completed the remaining development efforts and total costs to complete the development were $0.6 million.

Loss (gain) on sale of assets and technology

We recognized a loss of $0.3 million in 2006 related to the write-off of property and equipment. We recognized a gain of $1.3 million in 2005 related to the sale of our McAfee Labs assets to SPARTA, Inc. The gain was partially offset by the write-off of other fixed assets. In January 2004, we recognized a gain of $46.1 million related to our sale of our Magic product line to BMC Software. In July, 2004, we completed the sale of our Sniffer product line to Network General, and as a result, recognized a gain of $197.4 million. Theses gains were partially offset by a write-off of other fixed assets.

SEC settlement charge

Since 2002, we had been engaged in ongoing settlement discussions with the SEC related to our investigation in to our accounting practices that commenced in March 2002. In 2005, we reserved $50.0 million in connection with the settlement with the SEC related to the investigation into our accounting practices that commenced in March 2002. In February 2006, the SEC entered the final judgment for the settlement with us relating to this investigation. Under the terms of the settlement, we consented, without admitting or denying any wrongdoing, to be enjoined from future violations of the federal securities laws. We also agreed to certain other conditions, including the payment of a $50.0 million civil penalty, which was released from escrow during the first quarter of 2006.

Reimbursement from transition services agreement

In conjunction with the Sniffer sale, we entered into a transition services agreement with Network General. Under this agreement, we provided certain back-office services to Network General for a period of time through June 2005. The reimbursements we have recognized under this agreement totaled $0.4 million in 2005 and $6.0 million in 2004. We completed our requirements under the transition services agreement in July 2005.

Reimbursement Related to Litigation Settlement

During 2004, we received insurance reimbursements of $25.0 million from our insurance carriers. The reimbursements were a result of our insurance coverage related to the class action lawsuit we settled in 2003.

Severance/bonus costs related to Sniffer and Magic dispositions

In conjunction with the sale of two product lines in 2004, we incurred severance and bonuses to the former executives for their assistance in the transaction. The total bonuses and severance expensed was $9.1 million, of which $6.7 million was paid in 2004 and $2.4 million was paid in 2005. In addition, we accelerated the vesting of these executives’ stock options, which resulted in a stock-based compensation expense of $1.0 million.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income.

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Interest and other income	$44,397	$26,703	$17,694	66%	$14,651	$12,052	82%

Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses. The increase in interest and other income is partially due to the rising average rate of annualized return on our investments from 3% in the year ended 2005 to 4% in the year ended 2006. In addition, our average cash, marketable securities and restricted cash in 2006 compared to 2005 was $118.4 million higher.

Interest and other income increased from 2004 to 2005 primarily due to an increase in cash, cash equivalents and marketable securities from $924.7 million at December 31, 2004 to $1,257.0 million at December 31, 2005 and higher interest rates in 2005.

During 2006, 2005 and 2004, we recorded net foreign currency transaction losses of $8.5 million, $5.5 million and $1.0 million, respectively, in our consolidated statements of income.

Interest and other expenses

We had no interest and other expense in 2006 and 2005. Interest and other expense was $5.3 million in 2004. Interest and other expense in 2004 was comprised of interest on the outstanding convertible debt which was redeemed in August 2004.

Loss on repurchase of convertible debt

In 2006 and 2005, we had no convertible debt. In 2004, we redeemed all of our outstanding $345.0 million 5.25% convertible notes for $265.6 million in cash and the issuance of 4.6 million of our common shares. We recognized a $15.1 million loss, which was the result of the write-off of unamortized debt issuance costs, fair value adjustment of the debt and a 1.3% premium paid for redemption.

Gain (loss) on investments, net

In 2006, we recognized a gain on the sale of marketable securities of $0.4 million. In 2005 and 2004, we recognized a loss on the sale of marketable securities of $1.4 million and $1.7 million, respectively. Our investments are classified as available-for-sale and we may sell securities from time to time to move funds into investments with more lucrative investment yields or for liquidity purposes, thus resulting in gains and losses on sale.

Provision for income taxes

The following table sets forth, for the periods indicated, a year-over-year comparison of our provision for income taxes:

			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%
		(As restated)			(As restated)
	(Dollars in thousands)

Provision for income taxes	$46,310	$48,461	$(2,151)	(4)%	$82,797	$(34,336)	(41)%
Effective tax rate	25%	29%			27%

Tax expense was 25%, 29% and 27% of income before income taxes for 2006, 2005 and 2004, respectively. The effective tax rate for the period ended December 31, 2006 differs from the statutory rate generally due to the benefit of research and development tax credits, foreign tax credits, lower tax rates in certain foreign jurisdictions, adjustments to tax reserves and valuation allowances, the tax effects of stock compensation, and actual/deemed repatriations of earnings from foreign subsidiaries. For further detail see Note 16 to our consolidated financial statements. Our future effective tax rates could be adversely affected if pretax earnings are proportionately less than amounts in prior years in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

The American Jobs Creation Act of 2004, or the Act, provided for a deduction of 85% of certain foreign earnings that are repatriated in stipulated periods, including our year ended December 31, 2005. Certain criteria were required to have been met to qualify for the deduction, including the establishment of a domestic reinvestment plan by the Chief Executive Officer, the approval of the plan by the Board of Directors, and the execution of the plan whereby the repatriated earnings are reinvested in the United States.

In the third quarter of 2005, we decided to make distributions of earnings from our foreign subsidiaries that would qualify for the repatriation provisions of the Act. In the fourth quarter of 2005, we executed qualifying distributions totaling $350.0 million which resulted in tax expense of $1.5 million, net of a $17.8 million tax benefit stemming from a lower tax rate under the Act on a portion of foreign earnings for which we previously (in 2004) provided United States tax. Except for the aforementioned distributions qualifying under the Act, we intend to indefinitely reinvest all other current and/or future earnings of our foreign subsidiaries.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through March 31, 2009. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We are in compliance with these conditions as of December 31, 2006.

Acquisitions

Citadel Security Software

In December 2006, we acquired substantially all of the assets of Citadel Security Software Inc. (“Citadel”), for $56.1 million in cash, plus an estimated $3.9 million in working capital reimbursement and $1.2 million in direct acquisition costs, totaling $61.2 million. Citadel was a security software provider focused on solutions in security policy compliance and vulnerability remediation that helps enterprises effectively neutralize security vulnerabilities and reduce risk. We have incorporated Citadel’s technology into our existing consumer products. The results of operations of Citadel have been included in our results of operations since the date of acquisition.

Onigma

In October 2006, we acquired 100% of the capital shares of Onigma Ltd. (“Onigma”), a provider of data loss protection solutions that monitor, report and prevent confidential data from leaving an enterprise, for $18.9 million in cash and $0.2 million in direct acquisition costs, totaling $19.1 million. We have incorporated Onigma’s technology into our existing corporate security offerings. The results of operations of Onigma have been included in our results of operations since the date of acquisition.

Preventsys

In June 2006, we acquired 100% of the outstanding capital shares of Preventsys, Inc., a creator of security risk management and automated security compliance reporting, for $4.4 million in cash and $0.4 million in direct acquisition costs, totaling $4.8 million. We believe the technology that Preventsys has developed will advance our ability to help our corporate customers reduce the complexity of managing their security. We have added Preventsys products to our existing portfolio of corporate security offerings. The results of operations of Preventsys have been included in our results of operations since the date of acquisition.

SiteAdvisor

In April 2006, we acquired 100% of the outstanding capital shares of SiteAdvisor, Inc., a web safety software company that tests and rates internet sites on an ongoing basis, for $60.8 million in cash and $0.2 million in direct acquisition costs, totaling $61.0 million. We believe the technology and business model that SiteAdvisor has developed that will allow us to enhance our existing product offerings and add value to the McAfee brand. We have bundled the SiteAdvisor technology with our existing consumer product offerings. The results of operations of SiteAdvisor have been included in our results of operations since the date of acquisition.

Wireless Security Corporation

In June 2005, we acquired 100% of the outstanding shares of Wireless Security Corporation, a provider of home and small business wireless network protection products, for $20.0 million in cash and $0.3 million of direct expenses, totaling $20.3 million. We acquired Wireless Security Corporation to continue to develop their patent-pending technology, introduce a new consumer offering and to utilize the technology in our small business managed solutions. The results of operations of Wireless Security Corporation have been included in our results of operations since the date of acquisition.

Foundstone, Inc.

In October 2004, we acquired 100% of the outstanding shares of Foundstone, Inc., a provider of risk assessment and vulnerability services and products, for $82.5 million in cash and $3.1 million of direct expenses, totaling $85.6 million. Total consideration paid for the acquisition was $90.4 million, including $4.8 million for the fair value of vested stock options assumed in the acquisition. We acquired Foundstone to enhance our network protection product line and to deliver enhanced risk classification of prioritized assets, automated shielding and risk remediation using intrusion prevention technology, and automated enforcement and compliance. The results of operations of Foundstone have been included in our results of operations since the date of acquisition.

Liquidity and Capital Resources

	Years Ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
		(In thousands)

Net cash provided by operating activities	$290,489	$419,457	$358,913
Net cash (used in) provided by investing activities	$(452,339)	$4,595	$(39,373)
Net cash (used in) provided by financing activities	$(197,711)	$39,841	$(369,867)

Overview

At December 31, 2006, our cash, cash equivalents and marketable securities totaled $1,240.2 million and we did not have any debt. Our management plans to use these amounts for future operations, potential acquisitions and repurchases of our common stock on the open market.

At December 31, 2006, we had cash and cash equivalents totaling $389.6 million, compared to $728.6 million at December 31, 2005. In 2006, we generated positive operating cash flows of $290.5 million that were negatively impacted by the payment of the $50.0 million penalty to the SEC. We received cash of $32.0 million related to our employee stock purchase plan and option exercises under our employee stock option plans. Cash flows were positively impacted by an increase in net cash of $20.6 million due to foreign exchange rate fluctuations and a reduction in our restricted cash of $50.0 million. Uses of cash during 2006 included the repurchase of common stock of $234.7 million, including commissions, net purchases of marketable securities of $312.5 million, acquisitions totaling $146.1 million, net of cash acquired, and purchases of property and equipment of $43.8 million.

Our working capital, defined as current assets minus current liabilities, was $146.3 million and $688.0 million at December 31, 2006 and December 31, 2005, respectively. The decrease in working capital of $541.7 million from December 31, 2005 to December 31, 2006 was primarily attributable to a $439.5 million decrease in cash and short-term marketable securities balances to repurchase common stock and fund acquisitions, and a $129.1 million increase in current deferred revenue due to increased sales of subscription and support contracts. Additionally, we increased our long-term marketable securities by $422.7 million to improve investments yields. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Net cash provided by operating activities in 2006, 2005 and 2004 was primarily the result of our net income of $137.5 million, $118.2 million and $220.0 million, respectively. Net income for 2006 was adjusted for non-cash items such as depreciation and amortization of $70.3 million, stock-based compensation expense of $54.7 million, changes in deferred income taxes of $35.0 million, discount amortization of marketable securities of $7.2 million, an excess tax benefit from stock-based compensation of $5.0 million, and changes in various assets and liabilities such as an increase in deferred revenue of $110.1 million, an increase in prepaid expenses, prepaid taxes and other assets of $55.4 million, an increase in accounts payable, accrued taxes and other liabilities of $21.1 million, and an increase in accounts receivable of $2.1 million. The increase in deferred revenue in 2006 was due to increased sales of subscription and support contracts.

Net income for 2005 was adjusted for non-cash items such as depreciation and amortization of $67.0 million, tax benefit from exercise of nonqualified stock options of $27.0 million, deferred income taxes of $6.5 million, stock-based compensation expense of $4.5 million, acquired in-process research and development of $4.0 million, and changes in various assets and liabilities such as an increase of deferred revenue of $188.0 million, an increase of accounts payable, accrued taxes and other liabilities of $46.8 million, an increase in accounts receivable of $23.2 million and an increase of prepaid expenses, income taxes and other assets of $9.5 million.

Net income for 2004 was adjusted for non-cash items such as gain on sale of assets and technology of $238.9 million, depreciation and amortization of $68.3 million, tax benefit from exercise of nonqualified stock options of $53.2 million, stock-based compensation expense of $25.2 million, deferred income taxes of $24.8 million, loss on repurchase of zero coupon convertible debenture of $15.1 million, non-cash restructuring charges of $9.6 million, premium amortization of marketable securities of $4.6 million, and changes in various assets and liabilities such as an increase of deferred revenue of $166.7 million, an increase of accounts payable, accrued taxes and other liabilities of $29.2 million, an decrease in accounts receivable of $33.9 million and an increase of prepaid expenses, income taxes and other assets of $8.3 million.

Historically, our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 54 days, 58 days and 58 days at December 31, 2006, 2005 and 2004, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the accounts receivable balance at the end of the year by the amount of revenue recognized for the year multiplied by 360 days. We expect DSOs to vary from period to period because of changes in revenue and the effectiveness of our collection efforts. In 2006, 2005 and 2004, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”

In 2006, the increase in cash related to accounts payable, accrued taxes and other liabilities was $21.1 million, which included the payment of the $50.0 million penalty to the SEC. Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of future cash payments in future periods will be impacted by the nature of accounts payable arrangements. In 2006, 2005 and 2004, we did not make any significant changes to our payment timing to our vendors.

In the third quarter of 2005, we placed $50.0 million in escrow for a proposed settlement with the SEC relating to the “Formal Order of Private Investigation” into our accounting practices that commenced during 2002 (see Note 20 to our consolidated financial statements). On February 9, 2006, the SEC entered the final judgment for settlement with us. The $50.0 million escrow was released and transferred to the SEC on February 13, 2006. The transfer to the SEC out of escrow is reflected as cash provided by investing activities of $50.0 million and cash used in operating activities of $50.0 million. The interest earned on the amount in escrow was released to us when the transfer was made to the SEC and is reflected as a positive adjustment to reconcile net income to net cash provided by operating activities on our consolidated statement of cash flows for year ended December 31, 2006.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of December 31, 2006 and 2005, $383.7 million and $176.1 million, respectively, was held outside the United States. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We have incurred material expenses in 2006 as a direct result of the investigation into our stock option grant practices and related accounting. These costs primarily related to professional services for legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the informal investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters and that we may be subject to certain fines and/or penalties resulting from the findings of the investigation. We cannot reasonably estimate the range of fines and/or penalties, if any, that might be incurred as a result of the investigation. We expect to pay for these obligations with available cash.

We expect to meet our obligations as they become due through available cash and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 20. We do believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Investing Activities

Our investing activities for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
		(As restated)	(As restated)

Purchase of marketable securities	$(1,315,407)	$(793,581)	$(1,243,990)
Proceeds from sale of marketable securities	631,849	669,260	967,866
Proceeds from maturites of marketable securities	371,070	226,879	65,536
Decrease (increase) in restricted cash	49,989	(50,322)	19,930
Purchase of property and equipment and leasehold improvements	(43,751)	(28,941)	(25,374)
Acquisitions, net of cash acquired	(146,089)	(20,200)	(84,650)
Proceeds from sale of assets and technology	—	1,500	261,309

Net cash (used in) provided by investing activities	$(452,339)	$4,595	$(39,373)

Investments

In 2006, net purchases of marketable securities was $312.5 million compared to net proceeds from sales and maturities of $102.6 million in 2005 and net purchases of marketable securities of $210.6 million in 2004. We have classified our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income and U.S. government agency fixed income, mortgage-backed and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. We expect to continue our investing activities, including investment securities of a short-term and long-term nature.

Restricted Cash

The current restricted cash balance of $50.5 million at December 31, 2005 reflected the $50.0 million we placed in escrow for the SEC settlement and the interest earned on the escrow which was restricted until released by the SEC. On February 9, 2006, the SEC entered the final judgment for settlement with us. On our consolidated statement of cash flows for 2006, the $50.0 million released from escrow for payment to the SEC was reflected as cash provided by investing activities and cash used in operating activities. The interest earned on the escrow was released to cash upon payment to the SEC. We had no current restricted cash balance at December 31, 2006.

The non-current restricted cash balance of $1.0 million and $0.9 million at December 31, 2006 and 2005 consisted primarily of cash collateral related to leases in the United States and India, as well as workers’ compensation insurance coverage.

Property and Equipment

The $43.8 million of property and equipment purchased during 2006 was primarily for upgrades of our existing accounting systems and purchases of computers, equipment and software. We also acquired land adjacent to our facility in Plano, Texas for $1.8 million and recorded $3.7 million in leasehold improvements related to our move into our new Bangalore, India facility.

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

Acquisitions

During 2006, we paid $146.1 million, net of cash received, for acquisitions, including $61.2 million for the purchase of substantially all of the assets of Citadel Security Software, Inc., $61.0 million for the outstanding capital shares of SiteAdvisor, Inc., $19.1 million for the outstanding capital shares of Onigma Ltd., and $4.8 million for the outstanding capital shares of Preventsys, Inc.

In June 2005, we acquired all the outstanding stock, technology and assets of Wireless Security Corporation for $20.2 million in cash, including acquisition costs and net of cash acquired. In 2004, we paid cash for our acquisition of Foundstone in the amount of $84.7 million, net of cash acquired.

We may buy or make investments in complementary companies, products and technologies. Our available cash and equity securities may be used to acquire or invest in complementary companies, products and technologies.

Proceeds from Sale of Assets and Technology

We completed the sale of McAfee Labs in April 2005, and as result, recognized a gain of $1.3 million in 2005. We received net cash proceeds of $1.5 million related to the sale.

We completed the sale of the Magic product line in January 2004, and as a result, recognized a gain of $46.1 million. We received net cash proceeds of $47.1 million related to the sale. In July 2004, we completed the sale of our Sniffer product line, and as a result, recognized a gain of $197.4 million. We received net cash proceeds of $213.8 million related to the sale. Additionally, we received $0.4 million in cash from the disposal of other assets in 2004.

Financing Activities

Our financing activities for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
		(As restated)	(As restated)

Proceeds from issuance of common stock under stock option plan and stock purchase plans	$32,008	$108,236	$113,793
Excess tax benefits from stock-based compensation	4,960	—	—
Repurchase of common stock	(234,679)	(68,395)	(221,816)
Repurchase of convertible debt	—	—	(265,623)
Contribution of proceeds from sale of common stock held in trust	—	—	3,779

Net cash provided by (used in) financing activities	$(197,711)	$39,841	$(369,867)

Stock Option and Stock Purchase Plans

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $32.0 million, $108.2 million and $113.8 million in 2006, 2005 and 2004, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. Beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

In 2006, we changed our equity compensation program for existing employees by starting to grant, in certain instances, restricted stock units in addition to awarding stock options. We continued to grant stock options to new employees. Although management and our compensation committee have not determined what type of equity compensation we will use to reward top-performing employees in the future, if management and our compensation committee decide to grant only restricted stock units, which provide no proceeds to us, going forward, our proceeds from issuance of common stock will decrease significantly.

Excess Tax Benefits from Stock-Based Compensation

The excess tax benefit reflected as a financing cash inflow in 2006 represents excess tax benefits realized relating to share-based payments to our employees, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.

Repurchase of Common Stock

In November 2003 our board of directors had authorized the repurchase of up to $150.0 million of our common stock in the open market through November 2005. In August 2004, the board of directors authorized the repurchase of $200.0 million of common stock through August 2006 and in April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market through August 2006. In April 2006, our board of directors authorized the repurchase of an additional $250.0 million of our common stock; however, this authorization expired in October 2007. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices and our inability to timely file our quarterly reports and annual report with the SEC. Prior to the suspension of repurchases in July 2006, we used $234.2 million, including commissions, to repurchase 9.8 million of our common shares in the open market under our stock repurchase program in 2006. In addition, we used approximately $0.5 million in connection with our obligation to four holders of restricted stock to withhold the number of shares required to satisfy such holders’ tax liabilities in connection with the vesting of such shares. In 2005, and 2004, we repurchased 2.8 million and 12.6 million shares of our common stock, respectively. The timing and size of future repurchases are subject to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended, approval by our board of directors, market conditions, stock prices, our cash position and other cash requirements. We expect that our executive management will recommend to our board of directors that a new common stock repurchase program be authorized.

Redemption of Convertible Debt

In 2004, we used $265.6 million of cash for the repurchase of convertible debt.

Contribution of Proceeds from Sale of Common Stock Held in Trust

In 1998, we deposited 1.7 million shares of common stock with a trustee for the benefit of the employees of the Dr. Solomon’s acquisition to cover the stock options assumed in the acquisition of this company. These shares, which have been included in the outstanding share balance, were to be issued upon the exercise of stock options by Dr. Solomon’s employees. We determined in June 2004 that Dr. Solomon’s employees had exercised 1.6 million options, and that we had issued new shares in connection with these exercises rather than the trust shares. The trustee returned the 1.6 million shares to us in June 2004, at which time they were retired and were no longer included in the outstanding share balance. In December 2004, the trustee sold the remaining 133,288 shares in the trust for proceeds of $3.8 million, and remitted the funds to us. The terms of the trust prohibited the trustee from returning the shares to us and stipulated that only employees could benefit from the shares. We paid out the $3.8 million to our employees as a bonus in 2004.

Credit Facility

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of December 31, 2006 and December 31, 2005.

Contractual Obligations

A summary of our fixed contractual obligations and commitments at December 31, 2006 is as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases(1)	$85,218	$17,131	$27,007	$21,035	$20,045
Other commitments(2)	12,253	9,196	3,057	—	—
Purchase obligations(3)	5,065	5,065	—	—	—

Total	$102,536	$31,392	$30,064	$21,035	$20,045

(1)	Operating leases are for office space and office equipment. The operating lease commitments above reflect contractual and reasonably assured rent escalations under the lease arrangements. The majority of our lease contractual obligations relate to the following five leases: $40.1 million for the Santa Clara, California facility lease, $17.7 million for the Slough, United Kingdom facility lease, $4.3 million for the Cork, Ireland facility lease, $4.0 million for the Bangalore, India facility lease and $3.3 million for the Sunnyvale California lease.

(2)	Other commitments are minimum commitments on telecom contracts, contractual commitments for naming rights and advertising services and software licensing agreements and royalty commitments associated with the shipment and licensing of certain products.

(3)	We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of product requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory.

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

Financial Risk Management

The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Foreign Currency Risk

As a global concern, we face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our functional currency is typically the currency of the local country. Our primary exposures are related to non U.S. dollar-denominated sales and operating expenses in Europe, Latin America, and Asia. At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not generally hedge anticipated foreign currency cash flows. Our hedging activity is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimates of transaction activity denominated in various currencies, primarily the Euro, the British Pound, the Brazilian Real, the Japanese Yen, and the Indian Rupee. To the extent that these estimates are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

To reduce exposures associated with nonfunctional net monetary asset positions in various currencies, we enter into forward contracts. Our foreign exchange contracts typically range from one to three months in original maturity. We have not hedged anticipated foreign currency cash flows nor do we enter into forward contracts for trading purposes. We do not use any derivatives for speculative purposes. At December 31, 2006, the fair value of our forward contracts outstanding was $0.5 million. At December 31, 2005, we had no forward contracts outstanding. Forward contracts existing during 2006 and 2005 did not qualify for hedge accounting and accordingly were marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the interest and other income line on the consolidated statements of income. Net realized losses arising from the settlement of our forward foreign exchange contracts were $1.1 million and $3.4 million in 2006 and 2005. During 2004, we recognized a gain arising from the settlement of our forward foreign exchange contracts of $0.3 million.

Forward contracts outstanding at December 31, 2006 and their fair values are presented below (in thousands):

December 31,
2006

Euro	$201
British Pound Sterling	304
Brazilian Real	(2)

$503

Interest Rate Risk

Investments

We maintain balances in cash, cash equivalents and investment securities. All financial instruments used are in accordance with our investment policy. We maintain our investment securities in portfolio holdings of various issuers, types and maturities including money market, government agency, mortgage backed and investment grade corporate bonds. These securities are classified as available-for-sale, and consequently are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. These securities are not leveraged and are held for purposes other than trading.

The following tables present the hypothetical changes in fair values in the securities held at December 31, 2006 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over six and twelve-month time horizons. Beginning fair values represent the market principal plus accrued interest and dividends at December 31, 2006. Ending fair values are the market principal plus accrued interest, dividends and reinvestment income at six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a six-month time horizon (in millions):

	Valuation of Securities Given				Valuation of Securities Given
	an Interest Rate Decrease of			No	an Interest Rate Increase of
	X Basis Points			Change in	X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$236.6	$236.0	$235.4	$234.7	$234.1	$233.4	$232.8
Corporate notes and bonds	218.5	217.9	217.2	216.5	215.8	215.1	214.4
Asset-backed securities	456.5	454.7	453.0	451.4	449.6	447.9	446.2
Mortgaged-backed securities	16.0	16.0	15.9	15.9	15.9	15.9	15.8
Non-corporate credit	3.3	3.3	3.3	3.3	3.3	3.3	3.4

Total	$930.9	$927.9	$924.8	$921.8	$918.7	$915.6	$912.6

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in millions):

	Valuation of Securities Given				Valuation of Securities Given
	an Interest Rate Decrease of			No	an Interest Rate Increase of
	X Basis Points			Change in	X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

U.S. Government notes and bonds	$241.1	$240.6	$240.0	$239.5	$239.0	$238.5	$238.0
Corporate notes and bonds	224.1	223.5	223.0	222.4	221.9	221.3	220.7
Asset-backed securities	467.0	465.7	464.4	463.1	461.8	460.5	459.2
Mortgaged-backed securities	16.4	16.4	16.4	16.4	16.3	16.3	16.3
Non-corporate credit	3.4	3.4	3.4	3.4	3.4	3.4	3.4

Total	$952.0	$949.6	$947.2	$944.8	$942.4	$940.0	$937.6

Interest Rate Swap Transactions

In July 2002, we entered into interest rate swap transactions with two investment banks to hedge the interest rate risk of our outstanding 5.25% Convertible Subordinated Note due 2006 (“Notes”). The notional amount of the interest rate swap transactions was $345.0 million to match the entire principal amount of the Notes. The interest rate swap transactions were to terminate on August 15, 2006, subject to certain early termination provisions if on or after August 20, 2004 and prior to August 15, 2006 the five-day average closing price of our common stock was to equal or exceed $22.59. On October 27, 2004, the interest rate swap transactions automatically terminated as our five-day average common stock price equaled $22.59.

Newly Adopted and Recently Issued Accounting Pronouncements

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

Item 8.	Financial Statements and Supplementary Data

Quarterly Operating Results (Unaudited)

	Three Months Ended
	March 31,		December 31,	September 30,	June 30,	March 31,
Previously Reported Amounts (See Note 3 to the Consolidated Financial Statements)	2006		2005	2005	2005	2005
			As reported	As reported	As reported	As reported
	As reported
	(In thousands, except per share data)

Statement of Operations and Other Data:
Net revenue	$271,967		$253,279	$252,911	$245,382	$235,727
Gross margin	227,049	(1)	201,270	215,818	208,526	197,070
Income from operations	50,205		48,531	15,488	45,989	48,121
Income before provision for income taxes	62,139		55,887	22,641	50,573	52,433
Net income	$40,890		$38,613	$22,547	$41,698	$35,970
Basic net income per share	$0.25		$0.23	$0.14	$0.25	$0.22
Diluted income per share	$0.25		$0.23	$0.13	$0.25	$0.21

(1)	The as reported gross margin gives effect to our change in the allocation of technical support costs. In 2006, our technical support teams devoted proportionately more time to routine customer support and less time to product development. In the three months ended March 31, 2006, we allocated a greater percentage of technical support costs to cost of net revenue and a lesser percentage to research and development costs relative to prior periods (see note 3 to the consolidated financial statements).

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Adjustments to Previously Reported Amounts	2006	2005	2005	2005	2005
		Adjustments	Adjustments	Adjustments	Adjustments
	Adjustments
	(In thousands, except per share data)

Statement of Operations and Other Data:
Net revenue	$3,281	$3,282	$(2,622)	$(2,168)	$(4,163)
Gross margin	(5,947)	7,203	(5,311)	(5,958)	(7,028)
Income from operations	2,748	4,882	(7,396)	(8,010)	(6,198)
Income before provision for income taxes	2,177	5,238	(8,052)	(6,271)	(5,771)
Net income	$3,417	$632	$(10,234)	$(6,023)	$(4,986)
Basic net income per share	$0.02	$—	$(0.07)	$(0.03)	$(0.03)
Diluted income per share	$0.02	$—	$(0.06)	$(0.04)	$(0.02)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
				As restated	As restated	As restated	As restated	As restated
	(In thousands, except per share data)

Statement of Operations and Other Data:
Net revenue	$305,241	$287,063	$277,606	$275,248	$256,561	$250,289	$243,214	$231,564
Gross margin	236,204	222,910	218,102	221,102	208,473	210,507	202,568	190,042
Income from operations	33,595	36,790	15,690	52,953	53,413	8,092	37,979	41,923
Income before provision for income taxes	45,695	50,866	22,904	64,316	61,125	14,589	44,302	46,662
Net income	$32,876	$34,090	$26,198	$44,307	$39,245	$12,313	$35,675	$30,984
Basic net income per share	$0.21	$0.21	$0.16	$0.27	$0.23	$0.07	$0.22	$0.19
Diluted income per share	$0.20	$0.21	$0.16	$0.27	$0.23	$0.07	$0.21	$0.19

We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance.

Our revenue and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenue and results of operations could fluctuate significantly quarter to quarter and year to year. Causes of such fluctuations may include the volume and timing of new orders and renewals, the sales cycle for our products, the introduction of new products, return rates, product upgrades or updates by us or our competitors, changes in product mix, changes in product prices and pricing models, the portion of our licensing fees deferred and recognized as support and maintenance revenue, seasonality, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions and sales of business or litigation and the occurrence of unexpected events. Quarterly results in 2006 have been impacted by stock option related charges due to the adoption of SFAS 123(R) on January 1, 2006. Results for the quarter ended September 30, 2005 reflect the $50.0 million charge for the settlement with the SEC. Significant quarterly fluctuations in revenue will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our consolidated balance sheet. In addition, the operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher net revenue in the fourth quarter as many customers complete annual budgetary cycles, and lower net revenue in the summer months when many businesses experience lower sales, particularly in the European market.

Our financial statements and supplementary data required by this item are set forth at the pages indicated at Item 15(a).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information included in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed and reported within the appropriate time periods. As discussed in more detail below, our management has concluded that these disclosure controls and procedures were ineffective as of December 31, 2006 due to material weaknesses that we identified in our internal controls over financial reporting, specifically related to the accounting for income taxes and stock-based compensation expense.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

In performing the assessment, our management has identified two material weaknesses in internal control over financial reporting as of December 31, 2006, as follows:

Accounting for Income Taxes

Our management has concluded that the controls over our accounting for income taxes did not operate effectively as of December 31, 2006. In particular, errors were detected in the tax calculations for the quarterly and annual financial statements resulting from: (i) historical analyses not being prepared in sufficient detail; (ii) current period tax calculations not being accurately prepared, and (iii) reviews of tax calculations not being performed with sufficient precision. Due to the number and amount of the errors identified resulting from these internal control deficiencies and the absence of mitigating controls, management has concluded that these internal control deficiencies constitute a material weakness in internal control because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

Stock Administration Process

As discussed in the “Explanatory Note Regarding Restatement” immediately preceding Part I of this Annual Report on Form 10-K and in Note 3 “Restatement of Consolidated Financial Statements” to the consolidated financial statements included herein, during 2006 and 2007, our management identified, calculated and recorded additional stock-based compensation expense resulting from errors identified during an independent investigation of our historical stock option granting practices. While the additional stock-based compensation related to 2006 and prior years, the errors material to our financial statements were related to option grants made between 1995 and 2003. These errors were a result of internal control deficiencies in our stock option granting and accounting practices, including the recording and disclosure of stock-based compensation expense in our financial statements. Specifically, effective controls, including monitoring, were not designed and in place to provide reasonable assurance regarding the existence, completeness, accuracy, valuation and presentation of activity related to our granting of stock options in the financial statements.

Due to the ongoing discovery of prior period errors that resulted from these internal control deficiencies and the absence of mitigating controls, management has concluded that, as of December 31, 2006, we did not maintain effective controls over its stock option granting and accounting practices, including the recording and disclosure of stock-based compensation expense in our financial statements. These internal control deficiencies resulted in errors in (i) stock-based compensation expense, additional paid-in capital, related income tax accounts and weighted averaged diluted shares outstanding and (ii) related financial statement disclosures. Management has concluded that these internal control deficiencies constitute a material weakness in internal control because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2006. Management’s Report on Internal Control over Financial Reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

Except for those described below, there have been no changes in our internal control over financial reporting since March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Financial Close Process

Our management previously reported a material weakness related to our financial close process. During 2006, our management’s testing of our disclosure controls indicated that the controls over our final close process operated consistently throughout the year. In addition, we have completed the remedial efforts by hiring additional personnel with expertise in specific areas, enhancing communication among our global accounting departments, and improving the efficiency of certain close processes through various re-engineering and automation projects. Therefore, we believe that the previously reported material weakness related to our financial close process has been remediated as of December 31, 2006.

Stock Administration Process

Our management and our board of directors completed the following actions during the period from March 31, 2006 to December 31, 2006 to enhance our control environment and reduce the risk of recurrence of future errors related to stock option granting practices.

•	Standardization of grant evidence and approval: All grants of stock awards to employees are made solely by the compensation committee of our board of directors, in its sole discretion, and no authority to grant stock awards may be delegated to management.

•	Standardization of grant timing: All grants of stock awards to employees are made only at regularly scheduled meetings of the compensation committee.

•	Changes in our executive management team: Our executive management team has changed significantly over the past two years: we terminated the employment of our prior general counsel and our prior president for cause, our prior chief executive officer retired, and our senior vice president of human resources resigned.

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

Accounting for Income Taxes

We have begun the process of remediating the material weakness in accounting for income taxes by hiring more tax accounting personnel, with an emphasis on hiring personnel having international tax expertise. We will continue to make personnel additions and changes and as necessary and are implementing additional remedial steps as indicated below:

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

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of McAfee, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”), that McAfee, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and affected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	The Company’s controls over accounting for income taxes did not operate effectively as of December 31, 2006. In particular, errors were detected in the tax calculations for the quarterly and annual financial statements resulting from: (1) historical analyses not being prepared in sufficient detail; (2) current period tax calculations not being accurately prepared, and (3) reviews of tax calculations not being performed with sufficient precision. Due to the number and amount of the errors identified resulting from these internal control deficiencies and the absence of mitigating controls, there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

•	The Company’s controls over recording and disclosure of stock-based compensation expense were not properly designed and did not operate effectively as of December 31, 2006. These internal control deficiencies resulted in errors in (i) stock-based compensation expense, additional paid-in capital, related income tax accounts and weighted averaged diluted shares outstanding and (ii) related financial statement disclosures. Due to the errors identified related to the stock-based compensation amounts and the absence of mitigating controls, there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated December 21, 2007 expressed an unqualified opinion on such consolidated financial statements and financial statement schedule and includes explanatory paragraphs concerning (i) the restatement of 2005 and 2004 consolidated financial statements and (ii) the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”.

/s/  Deloitte & Touche LLP

San Jose, California
December 21, 2007

Item 9B.	Other Information

We did not hold an annual meeting of stockholders in 2007. We currently expect that our 2008 annual meeting of stockholders will be held in May 2008. For a stockholder proposal to be considered for inclusion in McAfee’s proxy statement for our 2008 annual meeting, the written proposal must be received by the Secretary of McAfee at our principal executive offices within a reasonable time before we begin to print and send our proxy materials. The proposal will need to comply with Rule 14a-8 of the Securities Exchange Act of 1934, as amended, which sets forth the requirements for the inclusion of stockholder proposals in company-sponsored proxy materials.

If you intend to present a proposal at our 2008 annual meeting, but do not intend to have it included in our proxy statement, your proposal must be delivered to the Secretary of McAfee by the tenth day following the day that we first publicly announce the date of our 2008 annual meeting of stockholders. The proposal will need to comply with the requirements set forth in Section 7 of our Second Amended and Restated Bylaws.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our current executive officers and directors and related biographical information are set forth below.

Executive Officers:

Name	Age	Position

David G. DeWalt	43	Chief Executive Officer and President
Eric F. Brown	42	Chief Operating Officer and Chief Financial Officer
Christopher S. Bolin	40	Executive Vice President of Product Development and Chief Technology Officer
Mark D. Cochran	48	Executive Vice President and General Counsel
Michael P. DeCesare	42	Executive Vice President of Worldwide Sales Operations

Directors:

			Year of
			Expiration of	Director
Name	Age	Position	Term	Since

Robert B. Bucknam	56	Vice President, Cogent, Inc.	2008	2003
Leslie G. Denend	66	Director, Verifone, Inc. and USAA	2009	1995
David G. DeWalt	43	Chief Executive Officer and President	2008	2007
Denis J. O’Leary	51	Private Investor and Consultant	2007	2003
Robert W. Pangia	56	Partner, Ivy Capital Partners, LLC; Director, Biogen Idec Inc.	2007	2001
Charles J. Robel	58	Private Investor; Director, Informatica Corporation and Adaptec, Inc.	2009	2006
Liane Wilson	64	Consultant	2008	2002

Executive Biographies

David G. DeWalt has served as our chief executive officer, president and director since April 2007. Prior to joining McAfee, Mr. DeWalt served as executive vice president and president customer operations and content management software, at EMC Corporation from June 2005 to March 2007 and as its executive vice president, EMC Software Group from December 2003 to May 2005. Mr. DeWalt joined EMC in 2003 upon its acquisition of Documentum where he served as its chief executive officer and president from July 2001 to December 2003. Prior to joining Documentum, DeWalt was founding principal and vice president of Eventus Software, a web content software company, where he was responsible for marketing and sales, consulting services and support, product management, and business development. Mr. DeWalt also held several sales management positions at Oracle Corporation from July 1990 to July 1995. Mr. DeWalt currently serves on the board of directors of Polycom, Inc.

Eric F. Brown has served as our chief operating officer and chief financial officer since March 2006. Mr. Brown served as our executive vice president and chief financial officer from January 2005 to March 2006. Mr. Brown served as president and chief financial officer of MicroStrategy Incorporated from November 2000 to December 2004 and as its chief financial officer from August 2000 to November 2000. Mr. Brown joined MicroStrategy as chief financial officer of its Strategy.com subsidiary in February 2000. From October 1998 to February 2000, Mr. Brown served as division chief financial officer and then division chief operating officer of Electronic Arts Inc., a developer and publisher of interactive entertainment software. Prior to that, Mr. Brown was co-founder and chief financial officer of DataSage, Inc., a vendor of e-business personalization software, from 1995 until October 1998. Mr. Brown also held several senior financial positions with Grand Metropolitan from 1990 until 1995.

Christopher S. Bolin has served as our executive vice president of product development and chief technology officer since April 2004. Mr. Bolin served as our senior vice president of engineering from April 2002 to March 2004, vice president of engineering from February 2000 to March 2002, and director of engineering from September 1999 to January 2000. Prior to joining McAfee, Mr. Bolin was the engineering director of Cyber Media (India) Ltd.

Mark D. Cochran has served as our executive vice president and general counsel since September 2007. Prior to joining McAfee, Mr. Cochran served as Vice President and General Counsel of Hyperion Solutions Corporation, a provider of business performance management software, from January 2005 until June 2007. Prior to joining Hyperion, Mr. Cochran was Vice President, General Counsel and Secretary of Brocade Communications Systems, Inc., a storage networking company, from December 2003 to October 2004. From July 1999 to April 2003, he served as Vice President, General Counsel at AvantGo, now a subsidiary of Sybase Inc. From 1990 to 1999, he served as Senior Corporate Counsel for Advanced Micro Devices Inc. and as Corporate Counsel for Syntex Management Systems, Inc. Mr. Cochran began his legal career practicing with the law firm of Ropers, Majeski, Kohn, Bentley, Wagner & Kane.

Michael P. DeCesare was appointed executive vice president, worldwide sales operations in October 2007. Prior to that, Mr. DeCesare served as Senior Vice President, Worldwide Field Operations of EMC Corporation, from 2004 to October 2007, and as Executive Vice President of Worldwide Field Operations for Documentum (a division of EMC), from 2002 until 2004. Prior to joining Documentum, Mr. DeCesare served as Executive Vice President, Worldwide Sales and Alliances, at Asera Inc., a provider of e-business infrastructure that accelerates implementation of enterprise software applications, from March 2001 to January 2002. Prior to that time, Mr. DeCesare held various sales positions at Oracle Corporation, most recently, Vice President of Enterprise Sales.

Director Biographies

Information pertaining to Mr. DeWalt, who is both a director and an executive officer, may be found in the section above entitled “Executive Biographies.”

Robert B. Bucknam has been a director of our company since May 2003. Since February 2007, Mr. Bucknam has served as vice president of Cogent, Inc., a fingerprint identification provider. From April 2002 to January 2007, Mr. Bucknam served as senior vice president of federal and international affairs with Cross Match Technologies, Inc., a fingerprint identification provider. From 1993 to June 2001, Mr. Bucknam was the Chief of Staff of the Federal Bureau of Investigation. Prior to joining the FBI, Mr. Bucknam served as deputy assistant attorney general with the U.S. Department of Justice and as deputy chief of the U.S. Attorney’s office in the Southern District of New York.

Leslie G. Denend has been a director of our company since June 1995. From December 1997 to April 1998, Mr. Denend was president of our company. From June 1993 to December 1997, Mr. Denend was chief executive officer and president of Network General Corporation, which merged with McAfee Associates to form McAfee,

Inc. Mr. Denend serves on the board of directors of Verifone, Inc. and United Services Automobile Association (USAA).

Denis J. O’Leary has been a director of our company since July 2003. From May 1993 to February 2003, Mr. O’Leary was executive vice president of J.P. Morgan Chase having joined the bank in June 1978. During his career at J.P. Morgan Chase & Co. Mr. O’Leary held a number of senior positions including director of finance, chief information officer, and head of retail branch banking.

Robert W. Pangia has been a director of our company since April 2001. Since February 2003, Mr. Pangia has been a general partner and the managing member of Ivy Capital Partners, LLC, a private equity fund. Prior to February 2003, Mr. Pangia was self-employed as a private investor. From April 1987 to December 1996, Mr. Pangia held a number of senior level management positions at PaineWebber Incorporated, including director of Investment Banking. Mr. Pangia currently serves on the board of directors of Biogen Idec Inc.

Charles J. Robel has been a director of our company since June 2006 and has served as the non-executive chairman of our board of directors since October 2006. He served as a managing member and chief operating officer at Hummer Winblad Venture Partners from June 2000 to December 2005. Mr. Robel began his career at PricewaterhouseCoopers, from which he retired as a partner in 2000. Mr. Robel currently serves on the board of directors of Autodesk, Inc., DemandTec, Inc. and Informatica Corporation.

Liane Wilson has been a director of our company since April 2002. Since March 2001, Ms. Wilson has been self-employed as a consultant. From June 1999 to March 2001, Ms. Wilson served as vice chairman of Washington Mutual, Inc. From February 1985 to March 2001, Ms. Wilson held a number of other senior level positions with Washington Mutual, including executive vice president for corporate operations and administration and senior vice president of information systems. During her tenure at Washington Mutual, she was responsible for corporate technology and integration activities relating to mergers and acquisitions.

Board of Directors and Board Committees

The board has determined that each of its directors, other than Mr. DeWalt, is “independent” and has no material relationship with us. Mr. Robel serves as Chairman of the Board of Directors and has been designated as our “lead” independent director for presiding over executive sessions of the board of directors without management.

Our board of directors has a standing Audit Committee, Compensation Committee and Governance and Nominations committee and adopted written charters for each which are available on our website at investor.mcafee.com under “Governance Documents,” or may be obtained without charge by calling or writing the Corporate Secretary at our corporate headquarters. During 2006, our board of directors formed a special committee comprised of Messrs. Bucknam and Robel, each an independent director, to review our historical stock option grant practices and related accounting. Mr. Fuller served on the special committee from June 2006 until his appointment as interim chief executive officer and president in October 2006.

The Audit Committee reviews, acts and reports to our board of directors on various auditing and accounting matters, including the appointment of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the approval of services to be performed by our independent accountants, the performance of our independent accountants and our accounting practices. Messrs. Robel, Pangia and Denend are members of our audit committee. Mr. Robel is the audit committee “financial expert” (as is currently defined under the SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002). Each member of our audit committee is “independent” as defined under the New York Stock Exchange corporate governance standards.

The Compensation Committee reviews and approves executive salary levels, stock option grants and restricted stock award and unit grants. Messrs. O’Leary, Pangia and Ms. Wilson are members of our compensation committee. Each member of our compensation committee is “independent” as defined under the New York Stock Exchange corporate governance standards.

The Governance and Nominations Committee addresses issues relating to the board and board committees, including identifying prospective director nominees, developing and recommending governance principles applicable to the company, overseeing the evaluation of the board of directors and management and recommending nominees for the board committees. Messrs. Bucknam and Denend and Ms. Wilson are members of our governance and nominations committee. Each member of our governance and nominations committee is “independent” as defined under the New York Stock Exchange corporate governance standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. All reports required to be filed during fiscal year 2006 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on timely basis.

Communications with the Board of Directors

Stockholders and other interested parties who want to communicate directly with the board of directors or individual directors should send their communications in writing to the attention of our Corporate Secretary at our offices at 5000 Headquarters Drive, Plano, Texas 75024. Our Corporate Secretary will review the communication and deliver it to the director or directors named in the correspondence, provided that it relates to our business and it is not determined to be inappropriate. If the communication requires a response, the Corporate Secretary will prepare and send a response by working with the director or directors named in the correspondence.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, corporate controller and other senior finance organization employees and establishes minimum standards of professional responsibility and ethical conduct. This code of ethics is publicly available on our website at investor.mcafee.com under “Governance Documents.” If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer or corporate controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

A.	Executive Summary

This compensation discussion and analysis explains our fiscal 2006 executive compensation programs and compensation paid under those programs. Most of the discussion relates to our “named executive officers” for fiscal 2006, who were:

Eric Brown	Chief Operating Officer and Chief Financial Officer
Christopher Bolin	Executive Vice President of Product Development Chief Technology Officer
Roger King	Executive Vice President of Worldwide Sales
Richard Decker	Senior Vice President and Chief Information Officer
William Kerrigan	Executive Vice President of McAfee Consumer
Former Executives
Dale Fuller	Former Interim Chief Executive Officer and President
George Samenuk	Former Chairman and Chief Executive Officer
Kevin Weiss	Former President

All executive compensation decisions are made by the compensation committee of the board of directors. The compensation committee consists of three non-employee directors who meet the independence requirements established by SEC and the New York Stock Exchange.

Our executive compensation programs for named executive officers consist of primarily of cash compensation in the form of base salary and performance-based cash bonuses and equity awards in the form of stock options, restricted stock units and/or restricted stock awards. Certain executives also have employment agreements that provide severance and change of control benefits. Salaries are generally established based on competitive market comparables. Performance-based cash bonuses and equity awards are linked to company and individual executive performance against “Key Performance Metrics” that are established at least annually for each executive. In addition, the compensation committee considers other factors, such as leadership effectiveness, integrity, innovation, work ethic and competitive benchmarking in determining bonus and equity awards. When making executive compensation decisions, the compensation committee focuses on “total direct compensation” (the total compensation to be paid if all performance goals are fully met) as well as on specific elements of compensation.

The compensation committee relies primarily on performance-based compensation and equity to attract, reward and retain a talented and dedicated executive team and to ensure a strong connection between executive compensation and our financial performance. Base salaries are generally no more than necessary to remain competitive and perquisites are generally minimal, so these are not a significant element in attracting or retaining executives.

B.	Executive Compensation Design

1.	Compensation Objectives and Philosophy

Our executive compensation programs have three primary objectives:

•	Attract, reward and retain the most talented and dedicated executives available.

•	Link cash and equity incentives to individual and corporate performance.

•	Align executive incentives with stockholder value creation.

The compensation committee reviews total compensation for each executive annually, and determines the appropriate amount and mix of compensation based on the following principles:

•	Use simple and reasonable measures of performance.

•	Minimize executive perquisites.

•	For executives in more senior positions, provide cash compensation that is primarily weighted toward variable (bonus) compensation, which is linked largely to performance.

•	For executives in more senior positions, provide total compensation that is primarily weighted toward equity (RSU and option) compensation — because senior executives have a greater influence on overall corporate results and stockholder return.

•	Use multi-year equity vesting to ensure that senior executives hold sufficient unvested equity value to provide a meaningful retention incentive.

•	Use competitive benchmarking to our group of peer companies (described in Section C2).

2.	Elements of Compensation

The compensation committee evaluates executive compensation with a goal of establishing compensation components, as well as compensation levels, that the compensation committee believes are similar to executives in comparable companies, while taking into account our relative performance and our own strategic goals. To that end, our executive officers’ compensation has three primary components:

•	Base salary

•	Annual or quarterly cash bonuses

•	Equity compensation in the form of stock options, restricted stock units and/or restricted stock awards.

Certain named executive officers have employment agreements that provide severance and change of control benefits. In addition, our executive officers are eligible to participate in a variety of benefits that are generally available to all salaried employees.

3.	Key Performance Metrics (KPMs) and Other Performance Criteria

Cash bonuses and equity awards for executives are linked to annual performance assessments against Key Performance Metrics, or KPMs. The compensation committee establishes annual KPMs for the CEO and the CEO proposes annual KPMs for the remaining executives, which are reviewed and approved by the compensation committee. KPMs generally include a combination of financial metrics, including revenue-related and profit-related objectives reflected in our internal business plan, because they are important indicators of increased stockholder value. In situations where these financial performance metrics are also line items in our GAAP financial statements, the metrics may differ from the GAAP line items because the metrics generally exclude the effects of extraordinary, unusual or infrequently occurring events or changes in accounting principles. For example, the performance metrics exclude restructuring charges, the amortization expense associated with purchased intangible assets, and non-cash stock compensation expense. KPMs also include operational goals that are specific to each executive’s respective area of responsibility. These are examples of the areas that KPMs may address in any given year:

•	Financial measures — including revenue-related and profit-related metrics

•	Strategic positioning — including market share growth in key areas

•	Executive team quality and depth — including talent growth and succession planning

•	Product quality — including quality control audits and customer satisfaction

Although performance against KPMs is the primary determinant of bonus and equity compensation, the compensation committee also considers the following secondary factors to determine final compensation:

•	Leadership style and effectiveness, including teamwork

•	Integrity

•	Innovation

•	Work ethic

4.	Base Salaries

Base salaries are intended to provide a fixed amount of cash compensation for services rendered during the fiscal year. We believe that setting competitive base salaries assists us in hiring and retaining individuals in a competitive environment. In determining individual salaries, the compensation committee considers the scope of job responsibilities, individual contribution, business performance, job market conditions, the Radford Executive Survey, third-party compensation data and current compensation levels.

5.	Cash Bonuses

Our executive cash bonus plan provides quarterly or annual cash payments to executive officers that are primarily contingent on successful achievement of certain KPMs assigned by the compensation committee. These KPMs include company-wide financial and/or strategic goals for every executive. In addition, each executive has other operational KPMs that are directly tied to key projects or milestones within the executive’s area of responsibility. These KPMs are typically identified on a quarterly basis. Although performance against KPMs is the primary determinant of these cash payments, the compensation committee has full discretion to consider other more subjective factors, including those listed in Section B3, to determine final payments.

The compensation committee establishes target cash bonus amounts for each executive officer, designated as a percentage of base salary, at the beginning of the fiscal year. The 2006 cash bonuses were calculated and paid on an annual basis for all executives except our chief operating officer and chief financial officer. His employment agreement specifically provides that his cash bonus is to be paid quarterly.

6.	Equity Compensation in General

Equity compensation is a key element of executive compensation at McAfee. This is particularly true for our executive officers, for whom equity compensation generally represents a majority of total direct compensation. Equity awards, which vest over time, allow us to:

•	Strengthen the link between the creation of stockholder value and long-term executive compensation

•	Provide an opportunity for increased equity ownership by executives

•	Provide long-term retention incentives to executives

•	Maintain competitive levels of total direct compensation.

The majority of our executive equity awards are made when an executive is initially hired, and then in subsequent years, during the first half of the year, as part of our annual performance and compensation review process. The size of initial and follow-on grants varies among executives based on equity award practices among our peer group, the scope of their responsibilities and their performance against KPMs. The stock options we grant are typically nonqualified stock options for federal income tax purposes. They generally vest over four years, with 25% vesting one year after grant, and the remaining portion vesting monthly over the next three years.

7.	Options, Restricted Stock Units and Restricted Stock Awards

Prior to fiscal 2006, our primary form of equity awards for all employees, including executives, was non-qualified stock options. However, beginning in 2006, we began granting restricted stock units (RSUs) and restricted stock awards to our executive team and certain other employees. These two types of equity awards have some important advantages compared to stock options, particularly for employees with relatively large equity awards. The compensation committee has determined that RSUs and restricted stock awards are particularly useful to recruit senior level executives if a prospective candidate has existing in-the-money unvested equity awards that the executive would otherwise lose if he or she joined McAfee. For example, Mr. Brown received a restricted stock award of 75,000 shares when he was hired in 2005, which vests in three equal installments on the first, second and third anniversaries of the grant date.

RSUs give an executive the right to receive a specified number of shares of our common stock, at no cost, if the executive remains with McAfee until the shares vest. Restricted stock awards are similar to RSUs, but they deliver actual stock ownership as of the grant date (subject to vesting), rather than a right to receive stock at vesting, and the executive must pay the par value of the shares ($0.01 per share). Vesting of RSUs and restricted stock awards granted through 2006 is contingent on the executive’s continued employment with us. For RSUs that do not vest because an executive’s employment terminates, the unvested shares are never issued. For a restricted stock award, if an executive’s employment terminates, the executive must generally return to us all shares that are unvested on the termination date. As an exception, pursuant to employment agreements with two of our named executive officers (Mr. Brown and Mr. Bolin), the vesting of their restricted stock awards (but not RSUs) may accelerate in certain termination situations. For details, see “Severance and Change of Control Benefits” in the next section of this document.

The compensation value of each RSU or restricted stock award equals our stock price on the grant date of the award (less $0.01 for restricted shares), plus any subsequent stock price appreciation. Thus, RSUs and restricted stock awards provide immediate, meaningful and measurable economic incentive for executives. Moreover, both types of awards retain value, and encourage retention, regardless of short-term stock price fluctuations. In contrast, the entire value to executives of stock options depends on future stock price appreciation, so options have little perceived value if the stock price declines after the grant. This means that restricted equity awards can deliver more immediate, tangible value to executives at grant than stock options, with significantly fewer shares and less dilution for our stockholders. We typically determine the size of RSU and restricted stock awards based on a ratio of one RSU or one restricted stock award for every 2 to 3 stock options using the Black-Scholes pricing model as a reference.

The vesting period for RSUs and restricted stock awards is generally three years, with 50% vesting two years after grant, and 50% vesting one year later. These infrequent but sizable vesting tranches create a strong incentive to continue employment with us over the vesting period. Although vesting of the awards through 2006 was based solely on continued service, the size of the grant to each executive was linked to performance. In addition, part of the value of the RSUs will depend on the performance of the executive team and McAfee during the vesting period, as measured by our stock price. Starting in fiscal 2007 and going forward, the compensation committee will be shifting to performance-based vesting for executive grants. As noted in Section D3, no executive equity grants were made to the 2006 named executive officers in 2007, due to proportionately larger grants in fiscal 2006.

8.	Mix of Salary, Cash Bonuses and Equity; Total Direct Compensation

The compensation committee has no formal policy or target for allocating compensation among the compensation components described above. However, the compensation committee generally assigns a majority of our executives’ total compensation to the bonus program and equity compensation, in order to focus our executives on achievements that will create stockholder value. We consider equity compensation to be the most important performance-based compensation component, so it generally represents the highest proportion of compensation for senior executives.

When the compensation committee makes executive compensation decisions, it focuses on “total direct compensation” (the total compensation to be paid if all performance goals are fully met) as well as on specific elements of compensation. The compensation committee generally targets total direct compensation for named executive officers, as well as individual elements of compensation, at the 60th to 75th percentile among our peer group technology companies due to the highly competitive nature of the technology industry and the labor markets where our executives are located.

9.	Severance and Change of Control Arrangements

We currently have employment agreements with two named executive officers, Mr. Brown and Mr. Bolin. We also have an employment agreement with David DeWalt, our current Chief Executive Officer, who was not a 2006 named executive officer. In addition, we had employment agreements with 2006 named executives Mr. Samenuk, Mr. Weiss and Mr. Kerrigan, prior to their departures from McAfee.

The primary purpose of these employment agreements is to provide severance and change of control benefits. For details, see “Severance and Change of Control Benefits” in the next section of this document. The compensation committee believes these types of employment agreements are essential in order to attract and retain qualified executives and promote stability and continuity in our senior management team. We believe that the stability and continuity provided by these agreements are in the best interests of our stockholders.

10.	Perquisites and Other Benefits

In general, we do not view perquisites as a significant component of our executive compensation structure. However, the compensation committee occasionally approves perquisites, primarily for retention purposes or to accommodate specific, and usually temporary, circumstances of executives who do not reside near their work locations. For example, during 2006, we provided a company-paid supplemental life insurance policy to Mr. Samenuk as a retention incentive; and we reimbursed living and commuting expenses for Mr. Fuller during his tenure as our interim chief executive officer. See the Summary Compensation Table for more details about these perquisites.

During 2006, we maintained fractional ownership interests in corporate aircraft for business use by Mr. Samenuk. Our policy at the time permitted selective personal use by other executives (including transportation of non-business guests), at Mr. Samenuk’s discretion, but it required executive reimbursement to us for personal use based on the methodology dictated by the Internal Revenue Service. See the Summary Compensation Table for

more details. At the end of 2006, we eliminated all of our fractional ownership interests in corporate aircraft. All of our executives are now required to travel on commercial carriers, and we do not pay for personal executive travel.

Our executive officers are eligible to participate in our benefit plans on the same terms as other full-time employees. These plans include medical and dental insurance, life insurance, vision, short and long-term disability insurance, 401(k) plan, employee stock purchase plan and discounts on company products.

C.	Executive Compensation Implementation

1.	Independent Compensation Committee Determines All Executive Compensation

The compensation committee of the board of directors determines all compensation for our named executive officers. All three members are independent of company management. Executive compensation is reviewed annually by the compensation committee in connection with executive performance evaluations. During the first quarter of each fiscal year, the compensation committee typically conducts an evaluation of the CEO’s performance, utilizing formal input from all of our independent directors. The compensation committee also reviews the performance of the other named executive officers with the CEO. The compensation committee then evaluates total current compensation to determine if any changes are appropriate based on the considerations explained throughout this compensation discussion and analysis. The compensation committee reviews and gives considerable weight to the CEO’s compensation recommendations for the other named executive officers because of his direct knowledge of the executives’ performance and contributions. No other named executive officers have any input on the compensation committee’s executive compensation decisions. The compensation committee members make independent decisions based on their collective judgment.

2.	The Role of Compensation Consultants

For 2006, the compensation committee selected and directly engaged the services of two independent executive compensation consulting firms, Compensia and Watson Wyatt, to complement the information and guidance provided by our corporate Human Resources department. No member of the compensation committee or any named executive officer has any affiliation with either Compensia or Watson Wyatt. Watson Wyatt did not perform any other work for us. Compensia was retained by both the compensation committee and McAfee, but for purposes of executive compensation matters, it reported directly to the chairman of the compensation committee.

The compensation committee sought input from Compensia on a range of external market factors, including evolving executive compensation trends, appropriate comparison companies for benchmarking purposes, and market survey data. Compensia also provided general observations on our executive compensation programs, but it does not determine or recommend the amount or form of compensation for any executives. The compensation committee sought advice from Watson Wyatt regarding best practices for executive compensation arrangements.

3.	The Role of Peer Groups, Survey Data and Benchmarking

With the assistance of Compensia, the compensation committee selected the peer group of technology companies listed below for executive compensation benchmarking. These companies were selected in order to include (i) our most direct business competitors; (ii) companies with whom we compete for talent; and (iii) companies that are roughly comparable to McAfee in terms of market capitalization and revenue. The peer group has remained relatively stable from year to year, except that we eliminate peer companies that have been acquired, and we make occasional changes to ensure that the peer group continues to meet the selection criteria described above. The table below shows data regarding each of the peer companies, as compared to McAfee, as of December 31, 2006. We fall at approximately the median on revenue and market capitalization. For purposes of establishing 2006 salaries, target bonus percentages and equity awards, the compensation committee reviewed fiscal 2005 compensation data from these peer companies.

	Fiscal Year End 2006	Market Cap as of	1-Yr Stockholder	3-Yr Stockholder
Company	Annual Revenue	12/31/2006 ($MM)	Return	Return

McAfee	$1,142.3	$4,534.6	4.6%	23.6%
Adobe Systems	$2,575.3	$24,146.9	2.9%	1.7%
Autodesk	$1,537.2	$9,289.6	(5.8)%	18.1%
BEA Systems	$1,199.8	$4,855.1	33.8%	0.8%
BMC Software	$1,498.4	$6,739.5	57.1%	20.0%
CIBER	$995.8	$418.7	2.7%	(7.8)%
Citrix Systems	$1,134.3	$4,885.0	(5.8)%	8.5%
Hyperion Solutions(1)	$765.2	N/A	N/A	N/A
Intuit	$2,342.3	$10,500.6	14.5%	4.9%
Mentor Graphics	$791.6	$1,506.2	74.4%	7.4%
Mercury Interactive(2)	$843.2	N/A	N/A	N/A
Novell	$967.3	$2,128.8	(29.8)%	(16.2)%
Parametric Technology	$854.9	$2,016.1	18.2%	22.3%
RSA Security(3)	$310.1	N/A	N/A	N/A
Siebel Systems(4)	$1,429.1	N/A	N/A	N/A
Sybase	$876.2	$2,254.6	13.0%	6.3%
Symantec	$4,143.4	$21,702.6	19.1%	6.5%
Synopsys	$1,095.6	$3,757.4	33.3%	(7.6)%
VeriSign	$1,566.6	$5,864.4	9.8%	13.8%
Notes

(1)	Hyperion Solutions was acquired in 2006. Represents fiscal year end 2006 revenues (6/30/06 year end).

(2)	Mercury Interactive was acquired in 2006. Represents fiscal year end 2005 revenues.

(3)	RSA Security was acquired in 2006. Represents fiscal year end 2005 revenues.

(4)	Siebel Systems was acquired in 2006. Represents fiscal year end 2005 revenues.

Compensia provided a report to the compensation committee comparing compensation of our most senior executive officers to that of the most senior executive officers at our peer group companies. Peer company data was derived from the Radford Executive Survey (which is focused on compensation in the technology sector) as well as SEC filings by our peer companies.

As noted above, the compensation committee generally targets total direct compensation and each component of compensation for our named executive officers between the 60th and 75th percentiles for our peer group. The benchmark may be higher in certain situations, such as hiring new executives, or following a year of exceptional performance.

4.	Equity Grant Practices

All 2006 equity-based awards were approved either by our compensation committee or by our stock plan administration committee, which was comprised of our chief operating and financial officer, general counsel, and senior vice president of human resources. The compensation committee delegated to the stock plan administration committee the authority to approve awards that fell within specific grant guidelines that were approved by the compensation committee. We eliminated the stock plan administration committee in 2006.

We do not currently, and do not have any future intentions to, take any of the following actions in connection with equity awards:

•	Time the release of material non-public information in a manner that is intended to affect the value of equity award grants

•	Coordinate equity award grant dates with the public announcement of material non-public information, whether positive or negative

•	Delay the release of material non-public information until after an equity award grant date

•	Determine the size of equity awards based on when material nonpublic information is announced

•	Determine the exercise price of a stock option based on anything other than the fair market value of our common stock on the grant date (unless otherwise legally required under its international equity plans)

D.	Fiscal 2006 Executive Compensation Decisions

This section describes the executive compensation decisions made by the compensation committee for fiscal 2006. Please see the compensation tables following this compensation discussion and analysis for more details about fiscal 2006 compensation.

1.	Fiscal 2006 Total Direct Compensation

Fiscal 2006 target total direct compensation of our named executive officers who were already on board at the beginning of 2006 was between the 60th and 75th percentiles for our peer group. Target total direct compensation for newly hired executives in fiscal 2006 generally exceeded the 75th percentile because the compensation committee concluded this was essential in order to fill these key positions with exceptional candidates. However, the compensation committee intends to have their total direct compensation center in the 60th to 75% percentile range over time.

2.	Key Performance Metrics for Fiscal 2006

The compensation committee established 2006 KPMs for overall company performance as well as individual objectives for each named executive officer. The compensation committee also identified specific measurement methods for each KPM. The following table shows a selection of the KPMs that had the most direct impact on our overall performance. Named executive officers also had KPMs addressing, among other things, (i) executive team quality and depth, including talent growth and succession planning; and (ii) effectiveness in recruiting, training and motivating the necessary employees to achieve our objectives.

Name and Title	Company-Wide KPMs	Executive-Specific KPMs
Eric Brown Chief Operating Officer and Chief Financial Officer	• Meet business plan revenue-related and profit-related targets • Ensure progress in development of our long-term strategy	• Maintain balance sheet strength and liquidity • Achieve milestones for enhancing financial controls environment • Resolve ongoing SEC investigation

Christopher Bolin Executive Vice President of Product Development; Chief Technology Officer	• Meet business plan revenue-related and profit-related targets Ensure progress in development of our long-term strategy	• Deliver plans to build new technology to ensure competitive differentiation • Deliver “best of breed” quality results • Provide specific strategic options to address evolving marketplace competition

Name and Title	Company-Wide KPMs	Executive-Specific KPMs
Roger King Executive Vice President of Worldwide Sales	N/A — see below	N/A — see below

Richard Decker Senior Vice President and Chief Information Officer	• Meet business plan revenue-related and profit-related targets Ensure progress in development of our long-term strategy
•  Optimize network and processing
infrastructure

•  Achieve SAP and other application
milestones for enhancing financial
controls environment and improving
operating effectiveness.

•  Provide CIO support for SEC
investigation team

William Kerrigan Executive Vice President of McAfee Consumer	• Meet business plan revenue-related and profit-related targets • Ensure progress in development of our long-term strategy	• Achieve consumer segment financial objectives • Grow consumer market share

Former Executives

Dale Fuller Former Interim Chief Executive Officer and President	N/A — see discussion below	N/A — see discussion below

George Samenuk Former Chairman and Chief Executive Officer	• Meet business plan revenue-related and profit-related targets • Ensure progress in development of our long-term strategy • Communicate effectively with customers, investors, employees and regulators
•  Achieve milestones for enhancing
financial and operating controls
environment

•  Resolve ongoing SEC investigation

•  Work closely with board on all important aspects of McAfee development and status

•  Continue to develop executive team

Our financial performance for the full fiscal year 2006, as reflected in the financial statements and notes included elsewhere in this document, meant that executives generally achieved the financial metrics in their KPMs. We do not publicly disclose specific annual business plan revenue, bookings, operating income or EPS targets, as our business plan is highly confidential. Disclosing specific objectives would provide competitors and other third parties with insights into the planning process and would therefore cause competitive harm.

3.	Equity Grants in Fiscal 2006

The size of 2006 equity grants for each named executive officer are described below in each executive’s compensation description. The amounts of the grants were based upon the following considerations: (i) executive performance; (ii) compensation benchmarking information provided by Compensia; (iii) the amount of future vesting intrinsic value for each executive; (iv) any changes in roles and/or increases in responsibilities in 2006; and (v) the exceptional challenges facing us during fiscal 2006.

4.	Compensation for Eric Brown

Mr. Brown was hired in January 2005 to lead the turnaround efforts in improving our internal processes and financial controls. In recognition of his key role in our future success, the compensation committee approved an above-market new hire compensation package for Mr. Brown that contributed to his 2006 total direct compensation. Thus, 2006 total direct compensation for Mr. Brown was significantly above the 75th percentile for our peer group companies. Among factors considered by the compensation committee in approving the relatively generous new hire and fiscal 2006 compensation package were (i) the importance of a strong chief financial officer in an environment with identified financial control environment issues; (ii) Mr. Brown’s compensation with his former employer; (iii) the value of unvested compensation that Mr. Brown would forfeit by leaving his prior employer; and (iv) the additional responsibilities Mr. Brown assumed as chief operating officer, beginning in March 2006.

In light of the factors described above, Mr. Brown’s base salary was increased by 10% in 2006, to $550,000. His target cash bonus was set at 109% of base salary, based on the terms of his initial employment agreement and benchmarking data. Mr. Brown made significant progress against his KPMs (shown above), but he did not fully accomplish all of them. Based on his achievements, he received aggregate cash bonuses equal to 94% of his target bonus, paid in quarterly installments pursuant to the terms of his employment agreement. In March 2006, he also received an RSU grant of 125,000 shares, based on the considerations noted in Section D3 above.

5.	Compensation for Christopher Bolin

In light of the factors described in Sections B3-B8 above, Mr. Bolin’s base salary was increased by 13% in 2006, to $450,000, and his target cash bonus was set at 60% of base salary. Mr. Bolin made significant progress against his KPMs but he did not fully accomplish all of them. Based on his achievements, Mr. Bolin received a cash bonus equal to 93% of his target bonus. The compensation committee granted 50,000 restricted stock units to Mr. Bolin in March 2006 in light of the equity compensation considerations noted in Section D3 above.

6.	Compensation for Roger King

In light of the factors described in Sections B3-B8 above, Mr. King’s starting base salary when he joined McAfee in 2006 was $400,000, and his target cash bonus was set at 100% of base salary. Mr. King achieved all of his KPMs, so he received a cash bonus equal to 100% of his target bonus. The compensation committee granted stock options for 100,000 shares to Mr. King as part of his new hire package, based on the considerations noted in Section D3 above.

7.	Compensation for Richard Decker

In light of the factors described in Sections B3-B8 above, Mr. Decker’s base salary was increased by 3% in 2006, to $400,000, and his target cash bonus was set at 60% of base salary. Mr. Decker made significant progress against his KPMs but he did not fully accomplish all of them. Based on his achievements, he received a cash bonus equal to 91% of his target bonus. In March 2006, the compensation committee granted 50,000 restricted stock units to Mr. Decker in light of the considerations noted in Section D3 above.

8.	Compensation for William Kerrigan

In light of the factors described in Sections B3-B8 above, Mr. Kerrigan’s base salary was increased by 18% in 2006, to $440,000, and his target cash bonus was set at 60% of base salary. Mr. Kerrigan made some progress against his KPMs but he did not fully accomplish all of them. Based on his achievements, he received a cash bonus equal to 80% of his target bonus. In March 2006, the compensation committee granted 50,000 restricted stock units to Mr. Kerrigan in light of the equity compensation considerations noted in Section D3 above. Mr. Kerrigan retired from McAfee in July 2007.

9.	Compensation for Dale Fuller

Dale Fuller served as our interim president and chief executive officer from October 2006 until April 2007, when David DeWalt joined McAfee as our new chief executive officer and president. Prior to assuming this role, Mr. Fuller served as one of our independent directors. He continued to serve as one of our directors while interim president and chief executive officer, but stepped down from the special committee investigating our stock option granting practices. The compensation committee approved an annualized salary of $1,500,000 for Mr. Fuller. In determining Mr. Fuller’s salary, the compensation committee considered several factors, including (i) Mr. Fuller’s prior experience as CEO of a publicly-traded technology company; (ii) the significant time and effort that would be required to restate our financials and to complete critical internal control remediation; (iii) the time-sensitive need to have leadership in place following the departures of Mr. Samenuk (as Chairman and CEO) and Kevin Weiss (as

President), and other executive turnover; and (iv) the fact that Mr. Fuller’s total direct compensation would be limited to salary and bonus and would not include the equity components normally provided to a CEO.

Mr. Fuller did not participate in the same cash bonus plan as our other executive officers. However, following his tenure as an executive officer, the compensation committee, at its sole discretion, awarded Mr. Fuller a $435,000 bonus. In determining the amount of Mr. Fuller’s bonus, the compensation committee considered a variety of factors, including (i) our solid financial performance during his tenure; (ii) progress in the ongoing stock option investigation and related restatement; (iii) progress on financial and operating controls remediation; and (iv) Mr. Fuller’s overall leadership.

Mr. Fuller did not receive any equity awards or any director compensation during his tenure as interim president and CEO. However, prior to his appointment as an executive officer, he received stock options and cash compensation in his capacity as an independent director, consistent with that paid to all of our independent directors. His outstanding director options continued to vest during his tenure as president and CEO. In July 2007, Mr. Fuller resigned from our board of directors.

10.	Compensation for George Samenuk

Mr. Samenuk’s performance in 2005 and Compensia’s benchmark report provided the starting point for the compensation committee’s analysis in setting 2006 total direct compensation for Mr. Samenuk. The compensation committee also considered a number of other factors, including our performance during all years in which Mr. Samenuk served as CEO and the internal and external challenges confronting us in 2006. In 2006, these challenges included: (i) financial control environment issues related to a material weakness in our internal controls over financial reporting; (ii) employee morale issues caused by financial restatements and class action lawsuits against us; and (iii) the announcement by Microsoft that it intended to compete with McAfee in the security software market.

In light of the factors described above and in Section B3, Mr. Samenuk’s annual base salary was increased by 6% for 2006, to $900,000. His target cash bonus was set at 150% of base salary, or $1,350,000, based primarily on benchmarking data. In March 2006, Mr. Samenuk received an RSU grant of 250,000 shares, based on the considerations noted in Section D3 above. Mr. Samenuk retired from McAfee in October 2006. Following his retirement, he entered into a Separation Agreement and Release of Claims with McAfee under which he received a pro-rated amount of his target bonus reflecting 10 months of service. Pursuant to the Separation Agreement, Mr. Samenuk also received a package of severance benefits that took into consideration his overall contributions during his tenure with McAfee. See “Severance and Change of Control Benefits,” in the next section of this document, for details on these severance benefits. The compensation committee believed that, under the circumstances, the value of the severance benefits was appropriate in exchange for Mr. Samenuk’s general release of claims in favor of McAfee (which did not extend to any claims Mr. Samenuk might have with respect to his expired stock options).

11.	Compensation for Kevin Weiss

In light of the factors described in Sections B3-B8 above, Mr. Weiss’ base salary was held flat in 2006, at $500,000, and his target cash bonus was set at 100% of base salary. The compensation committee granted 150,000 restricted stock units to Mr. Weiss in March 2006 in light of the considerations noted in Section D3 above. Mr. Weiss was terminated for cause by McAfee in October of 2006. Based on negotiations with the board and his progress to date on his KPMs, he received a pro-rated amount of his target bonus reflecting 10 months of service. Mr. Weiss did not receive any severance benefits in connection with his termination.

E.	Subsequent Executive Compensation Program Changes

We implemented a number of changes to our executive compensation philosophy and practices during the latter part of 2006 and early 2007, including the following:

•	Revised the terms of executive employment agreements to conform to best practices as identified by Watson Wyatt, an executive compensation consulting firm that the compensation committee retained to provide advice regarding best practices for executive compensation arrangements.

•	Refined our stock option-granting practices to, among other things:

1.	Aggregate all new-hire, promotional and retention grants for approval on predetermined dates (typically once per quarter following our earnings announcements);

2. Eliminate all delegation of grant authority outside of the compensation committee; and

3. Establish more stringent guidelines relating to grant approval and documentation

4.	Retained Compensia to perform a comprehensive analysis of director compensation, and implemented changes to director compensation based on Compensia’s recommendations.

•	Introduced performance-based vesting for restricted stock units granted to our new CEO, Dave DeWalt, who joined our company in April 2007.

•	Eliminated all of our fractional ownership interests in corporate aircraft, such that all our executives are required to travel on commercial carriers.

F.	Tax, Accounting and Other Considerations

General.  This section describes certain tax and accounting considerations relating to our executive compensation programs. See “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 for a more detailed description of these and other tax and accounting issues, and in particular, issues relating to equity compensation.

Tax Deductibility of Compensation Expense.  Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation to certain executives that McAfee may deduct as a business expense in any tax year unless, among other things, the compensation is performance-based and it is paid under a compensation plan that has been approved by our stockholders. Our salary and cash bonus programs do not meet these requirements. However, virtually all fiscal 2006 cash compensation was tax-deductible because it did not exceed the $1 million per executive limit.

The $1 million limit generally does not apply to stock options so long as they are granted under a stockholder-approved plan and exercise price is no less than the fair market value of the shares on the grant date. Accordingly, all executive stock option expenses that we incurred in fiscal 2006 (for shares that vested during fiscal 2006) were fully deductible for tax purposes. The $1 million limit does apply to RSUs and restricted stock unless either the grants or the vesting are based on performance criteria. Because our RSUs and restricted stock awards granted through 2006 did not met those requirements, the compensation expense associated with them will be subject to the $1 million annual deductibility limit as they vest. No compensation charges were associated with these grants in fiscal 2006 because none of the shares vested in fiscal 2006.

From time to time, the compensation committee may approve compensation that will not meet these requirements for deductibility in order to ensure competitive levels of total compensation for its executive officers.

Tax Implications for Executives.  Effective as of January 2005, Section 409A of the Internal Revenue Code was enacted by Congress. Section 409A imposes additional income taxes on our executive officers who receive certain types of deferred compensation if the compensation does not meet the qualification requirements of Section 409A. We do not generally offer any deferred compensation programs to our executives. However, Section 409A applies to stock options that have an exercise price below grant date fair market value (referred to as “discount” options). The IRS has not yet issued its final regulations under Section 409A. Until those regulations are issued, companies have an opportunity to remedy any option grants that might otherwise fail to meet Section 409A requirements, in order to reduce the tax liability of affected option holders. We believe we are currently operating in good faith compliance with the statutory provisions of Section 409A, and we expect to take remedial action relating to discount options before the IRS issues its final regulations. See “Explanatory Note Regarding Restatement” immediately preceding Part I, Item

Section 280G of the Internal Revenue Code imposes an excise tax on payments to executives of severance or change of control compensation that exceeds the levels specified in Section 280G. Our named executive officers could potentially receive amounts that exceed the Section 280G limits as severance or change in control payments, but the compensation committee does not consider this potential impact in compensation program design.

Accounting Considerations.  The compensation committee also considers the accounting expense and cash flow implications of various forms of executive compensation. For salary or cash bonus compensation, we record or accrue a compensation expense in our financial statements in an amount equal to dollar amount of the cash payment. Accounting rules require us to record an expense in our financial statements for equity awards as well, even though equity awards are not paid to employees in cash. As of January 1, 2006, the accounting expense of all equity awards (stock options, restricted stock and restricted stock units) is calculated in accordance with FAS 123R. The compensation committee believes that the advantages of equity awards, as described throughout this compensation discussion and analysis, more than compensate for the non-cash accounting expense associated with them.

Forfeiture of Executive Compensation.  The Sarbanes-Oxley Act of 2002 requires a company’s chief executive officer and chief financial officer to forfeit cash incentive compensation and stock gains flowing from financial statements that are materially misstated due to executive misconduct. We do not have a forfeiture policy that extends beyond the requirements of Sarbanes-Oxley.

Compensation Committee Report on Compensation Discussion and Analysis

The compensation committee of the board of directors has furnished the following report:

The compensation committee has reviewed and discussed the foregoing compensation discussion and analysis with management. Based on that review and discussion, the compensation committee has recommended to the board of directors that the compensation discussion and analysis be included in this annual report on Form 10-K for 2006.

THE COMPENSATION COMMITTEE

Denis O’Leary, Chairman
Robert Pangia
Liane Wilson

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been an officer or employee of McAfee or of any of our subsidiaries or affiliates. During the last fiscal year, none of our executive officers served on the board of directors or on the compensation committee of any other entity, any officers of which served either on our board or on our compensation committee.

SUMMARY COMPENSATION TABLE

The following table discloses the compensation paid to our principal executive officer, principal financial officer and other named executive officers (collectively referred to as our “named executive officers”) as of December 31, 2006.

					Stock	Option	All Other
Name and Principal Position	Year	Salary(1)		Bonus(4)	Awards(5)	Awards(5)	Compensation(6)	Total

Eric Brown	2006	540,930		941,250	1,515,722	1,153,091	129,245	4,280,238
Chief operating officer and chief financial officer
Christopher Bolin	2006	440,363		249,750	836,885	482,660	5,368	2,015,026
Executive vice president of product development and chief technology officer
Roger King	2006	100,000		100,000	77,182	57,919	656	335,757
Executive vice president of worldwide sales
Richard Decker	2006	397,732		218,400	322,189	408,378	7,048	1,353,747
Senior vice president and chief information officer
William Kerrigan	2006	427,996		211,200	322,189	418,489	8,708	1,388,582
Executive vice president of McAfee consumer
Former Executive Officers
Dale Fuller	2006	329,807		217,500	—	166,056	245,155	958,518
Former interim chief executive officer and president
George Samenuk	2006	787,629	(2)	1,046,712	—	2,784,661	4,691,443	9,310,445
Former chairman and chief executive officer
Kevin Weiss	2006	495,007	(3)	450,000	—	300,109	24,706	1,269,822
Former president

(1)	Salary includes amounts deferred under our 401(k) Plan.

(2)	Includes $99,585 paid for unused vacation.

(3)	Includes $77,135 paid for unused vacation.

(4)	Amounts in this column reflect bonus payments earned in 2006, although some amounts were paid in 2007.

(5)	The compensation amounts reported in the “Stock Awards” and “Option Awards” columns reflect the expense that we reported in our consolidated 2006 financial statements under SFAS 123(R), except that the amounts of expense reported in our financial statements are net of estimated forfeitures, while the amounts shown in the table are gross of estimated forfeitures. These amounts consist of the fair value expense for all existing share-based awards that vested during the year 2006. For this purpose, the fair value of an award is apportioned over the period during which the award is expected to vest. The fair value of a stock award is equal to the closing price of our stock on the grant date. The fair value of an option award is determined using the Black-Scholes option pricing model. Our assumptions for financial statement purposes are described in Note 16 to our consolidated financial statements included for the year ended December 31, 2006.

(6)	All other compensation consisted of the following:

					Gifts,	Group Term
				Non-Business	Family Travel	Life	Supplemental	Company
		Commuting	Living	Aircraft	and Matching	Insurance	Company-Paid	Contributions	COBRA
Name	Year	Expense	Allowance	Usage	Gifts(1)	Coverage	Life Insurance	To 401(k)	Insurance

Eric Brown	2006	$54,609	$—	$36,030	$1,981	$1,140	$—	$2,292	$—
Christopher Bolin	2006	—	—	—	568	1,026	—	3,600	—
Roger King	2006	—	—	—	—	656	—	—	—
Richard Decker	2006	—	—	—	3,255	2,622	—	—	—
William Kerrigan	2006	—	—	—	2,039	2,622	—	3,600	—
Dale Fuller	2006	3,181	30,214	108,090	—	428	—	—	—
George Samenuk	2006	—	—	7,109	3,657	2,076	17,760	3,600	1,805
Kevin Weiss	2006	15,457	—	—	2,628	2,076	—	3,600	—

		Payment
		Under
		Separation		Director	Tax
Name	Year	Agreement		Fees	Gross-ups(2)	Total

Eric Brown	2006	$—		$—	$33,193	$129,245
Christopher Bolin	2006	—		—	174	$5,368
Roger King	2006	—		—	—	$656
Richard Decker	2006	—		—	1,171	$7,048
William Kerrigan	2006	—		—	447	$8,708
Dale Fuller	2006	—		83,500	19,742	$245,155
George Samenuk	2006	4,622,412	(3)	—	33,024	$4,691,443
Kevin Weiss	2006	—		—	945	$24,706

(1)	Represents the cost of spousal travel to McAfee events, the cost of token gifts received at McAfee events and company-matching charitable contributions.

(2)	The tax gross-up payments disclosed in this column relate to taxes imposed on our reimbursements of living and commuting expenses (in the case of Mr. Fuller and Mr. Brown), taxes imposed on token gifts received at McAfee events and the cost of spousal travel to McAfee events (in the case of Mr. Bolin, Mr. Decker, Mr. Kerrigan, and Mr. Weiss), and taxes imposed on life insurance, token gifts received at McAfee events and the cost of spousal travel to McAfee events (in the case of Mr. Samenuk).

(3)	Represents cash payment of $1,046,712, a pro-rated target bonus that Mr. Samenuk was due under his employment agreement upon termination of his employment for any reason, and an additional cash payment of $3,575,700, which was equal to 80% of the amount, computed as two times his annual base salary plus target bonus, that Mr. Samenuk was entitled to under the terms of his pre-existing employment agreement. Mr. Samenuk received nothing more than he would have been entitled to under the terms of his pre-existing employment agreement with us.

GRANTS OF PLAN-BASED AWARDS

This table shows grants of plan-based awards made by us to our named executive officers during the year ended December 31, 2006.

			All Other
		All Other	Stock
		Stock	Awards:
		Awards:	Number of			Grant Date Fair
		Number of	Securities		Exercise or Base	Value of
		Shares of Stock	Underlying		Price of Option	Stock and Option
Name and Principal Position	Grant Date	or Units(1)	Options(2)		Awards	Awards(5)

Eric Brown	03/07/2006	125,000	—		—	2,952,500
Chief operating officer and chief financial officer
Christopher Bolin	03/07/2006	50,000	—		—	1,181,000
Executive vice president of product development and chief technology officer
Roger King	10/10/2006	—	100,000	(3)	$25.79	1,031,950
Executive vice president	10/10/2006
of worldwide sales
Richard Decker	03/07/2006	50,000	—		—	1,181,000
Senior vice president and chief information officer
William Kerrigan	03/07/2006	50,000	—		—	1,181,000
Executive vice president of McAfee consumer
Former Executive Officers
Dale Fuller	01/20/2006	—	50,000	(4)	$26.92	567,235
Former interim chief executive officer and president
George Samenuk	03/22/2006	250,000	—		—	6,317,500
Former chairman and chief executive officer
Kevin Weiss	03/07/2006	150,000	—		—	3,543,000
Former president

(1)	Restricted stock units vest 50% two years from the grant date and 50% three years from the grant date. The restricted stock unit grants made to executives in 2006 were intended to serve as equity compensation for both 2006 and 2007; no restricted stock unit grants were made to these named executives in 2007.

(2)	All options in this column were granted at an exercise price per share equal to the fair market value of the common stock on the date of grant.

(3)	Option grant vests at the rate of one-fourth (or 25%) one year from the date of grant and the remaining shares vest at a rate of 1/36th per month for the remaining 36 months of the vesting period. Under the 1997 Stock Incentive Plan, the board of directors is allowed to modify the terms of outstanding options. The exercisability of options may be accelerated upon a change of control. Options are cancelled on an optionee’s termination of employment under certain specified circumstances.

(4)	Initial option grant upon becoming an outside director on our board. Option vests one-third each year over three years from the date of grant.

(5)	The grant date fair value of stock and option awards column reflects the expense that we would expense in our financial statement over the award’s vesting schedule. The fair value of a stock award is equal to the closing price of our stock on the grant date. The fair value of an option award is determined using the Black-Scholes option pricing model. Our assumptions for financial statement purposes are described in Note 16 to our consolidated financial statements included for the year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

This table shows outstanding equity awards at December 31, 2006 for our named executive officers.

	Option Awards						Stock Awards
	Number of						Number of		Market Value
	Securities Underlying			Option	Option		Shares or Units		of Shares or
	Unexercised Options(1)			Exercise	Expiration		of Stock That		Units of Stock That
Name	Exercisable	Unexercisable		Price	Date		have not Vested		have not Vested

Eric Brown	143,750	156,250		28.42	01/03/2015		—		—
Chief operating officer and chief financial officer	—	—		—	—		50,000	(3)	1,419,000
	—	—		—	—		125,000	(4)	3,547,500
Christopher Bolin	5,000	—		11.06	04/20/2009		—		—
Executive vice president of product development and chief technology officer	10,000	—		11.06	10/01/2008		—		—
	2,896	—		11.06	04/17/2007		—		—
	869	—		11.06	07/30/2007		—		—
	10,000	—		16.94	01/24/2010		—		—
	4,500	—		24.56	05/09/2010		—		—
	20,000	—		21.13	07/03/2010		—		—
	72,500	—		4.19	02/12/2011		—		—
	40,000	—		25.43	04/09/2012		—		—
	34,271	729		16.90	04/08/2013		—		—
	21,875	8,125		14.96	04/13/2014		—		—
	48,438	26,562		16.57	07/21/2014		—		—
	33,333	46,667		21.61	04/19/2015		—		—
	—	—		—	—		33,333	(3)	945,991
	—	—		—	—		50,000	(4)	1,419,000
Roger King	—	100,000		25.79	10/10/2016		—		—
Executive vice president of worldwide sales	—	—		—	—		40,000	(4)	1,135,200
Richard Decker	28,333	51,667		28.81	07/26/2015		—		—
Senior vice president and chief information officer	—	—		—	—		50,000	(4)	1,419,000
William Kerrigan	4,167	—		14.41	10/08/2012		—		—
Executive vice president of McAfee consumer	3,126	521		16.90	03/24/2013		—		—
	2,085	2,917		12.83	10/14/2013		—		—
	9,376	26,562		16.57	07/21/2014		—		—
	27,083	37,917		21.61	04/19/2015		—		—
	—	—		—	—		50,000	(4)	1,419,000
Former Executive Officers
Dale Fuller	—	50,000	(2)	26.92	01/20/2016		—		—
Former interim chief executive officer and president
George Samenuk	420,000	—		27.19	02/06/2007	(5)	—		—
Former chairman and chief executive officer	400,000	—		18.20	02/06/2007	(5)	—		—
	165,000	—		16.75	02/06/2007	(5)	—		—
	250,000	—		21.61	02/06/2007	(5)	—		—
Kevin Weiss	94,792	—		15.89	01/08/2007		—		—
Former president	79,167	—		14.60	01/08/2007		—		—
	70,833	—		17.00	01/08/2007		—		—
	60,417	—		16.75	01/08/2007		—		—
	35,417	—		21.61	01/08/2007		—		—

(1)	All options in these columns (except Dale Fuller’s options outstanding) vest at the rate of one-fourth (or 25%) one year from the date of grant and the remaining shares vest at a rate of 1/36th per month for the remaining

36 months of the vesting period. Under the 1997 Stock Incentive Plan, the board of directors is allowed to modify the terms of outstanding options. The exercisability of options may be accelerated upon a change of control. Options are cancelled on an optionee’s termination of employment under certain specified circumstances. See footnote (2) below for the vesting schedule for Dale Fuller’s option grant.

(2)	Initial option grant upon becoming an outside director on our board. Option vests one-third each year over three years from the date of grant.

(3)	Vests one-third each year over three years from the date of grant.

(4)	Vests 50% two years from the grant date and 50% three years from the grant date.

(5)	These stock options held by Mr. Samenuk were extended for a brief period to February 6, 2007 (they would otherwise have expired on January 8, 2007). In connection with our entering into a separation agreement and release of claims with Mr. Samenuk on February 6, 2007, all of these stock options expired unexercised as of such date.

(6)	On November 13, 2007, we took action to pursue a bilateral agreement to amend certain stock option agreements held by Mr. Kerrigan and which have been determined to have been issued with exercise prices below the fair market value of the underlying shares of common stock on the date of the grant to increase the exercise price of those options to the fair market value of the underlying shares of common stock on each option’s revised measurement date for financial accounting purposes. On that same date, we amended the terms of vested stock options granted to certain current and former employees (including Mr. Kerrigan) that would expire pursuant to their terms on or before December 31, 2007 to extend the post-termination exercise period for such stock options until the ninetieth (90th) calendar day after such time as the we become current in our reporting obligations.

OPTIONS EXERCISED AND STOCK VESTED

This table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting for our named executive officers during 2006.

	Option Awards			Stock Awards
	Number of	Value		Number of	Value
	Shares Acquired	Realized		Shares Acquired	Realized
Name and Principal Position	on Exercise	on Exercise(1)		on Vesting	on Vesting

Eric Brown	—	—		25,000	677,250
Chief operating officer and chief financial officer
Christopher Bolin	—	—		16,667	353,174
Executive vice president of product development and chief technology officer
Roger King	—	—		—	—
Executive vice president of worldwide sales
Richard Decker	—	—		—	—
Senior vice president and chief information officer
William Kerrigan	28,955	285,269		—	—
Executive vice president of McAfee consumer
Former Executive Officers
Dale Fuller	—	—		—	—
Former interim chief executive officer and president
George Samenuk	260,000	3,750,363	(2)	—	—
Former chairman and chief executive officer
Kevin Weiss	—	—		—	—
Former president

(1)	Equal to the difference between the market price of the underlying shares at the time of exercise and the exercise price.

(2)	Realized from the sale of shares of company stock during February and April of 2006.

Severance and Change of Control Benefits

We have entered into employment agreements with Mr. DeWalt, Mr. Brown and Mr. Bolin. Mr. Samenuk retired in October 2006, Mr. Weiss was terminated for cause in October 2006 and Mr. Kerrigan retired in July 2007. Prior to this time, these former executives also had employment agreements. We have not entered into employment agreements with any of our other named executive officers. These severance and “change of control” benefits are intended to attract and retain qualified executives and promote stability and continuity in our senior management team. Further, given that our executive officers significantly contribute to our ongoing success, we believe that the interests of our stockholders are best served by providing our executive officers with severance and change of control benefits.

The employment agreement we have entered into with Mr. DeWalt provides that if he is terminated other than for “cause” or resigns for “good reason,” he will be entitled to (i) a lump sum severance payment equal to his annual base salary, (ii) a lump sum severance payment equal to his target bonus, (iii) accelerated vesting on the next unvested tranche of his initial restricted stock grant of 125,000 shares, and (iv) twelve months of continued health and other welfare and fringe benefits. If such termination occurs within twelve months following a change of control, then Mr. DeWalt will be entitled to (i) a lump sum severance payment equal to his annual base salary, (ii) a lump sum severance payment equal to his target bonus, (iii) accelerated vesting with respect to his option to purchase 500,000 shares of our common stock equal to the greater of (a) twelve months accelerated vesting, or (b) 50% of the then unvested shares, and (iv) twelve months of continued health and other welfare and fringe benefits.

The employment agreement we have entered into with Mr. Brown provides that if he is terminated other than for “cause” or resigns for “good reason,” he will be entitled to (i) twelve monthly severance payments equal to his monthly base salary, and payment of all of his target bonus for twelve months or four quarters depending upon whether the bonus measurement period is annual or quarterly, (ii) twelve months of continued health and other welfare and fringe benefits, and (iii) accelerate vesting (and, if applicable, the lapsing of any repurchase right) with respect to all of his shares of restricted stock (but not including restricted stock units) and all stock options held by him. In addition, following a change of control or if he is terminated without cause within 90 days prior to a change of control, all of his shares of restricted stock (but not including restricted stock units) that would have vested within one year of the triggering event, and all stock options held by him will become fully vested and if applicable, any repurchase rights on such shares will lapse.

The employment agreement with Mr. Bolin provides that if he is terminated other than for “cause” or if he terminates his employment for “good reason,” he will be entitled to (i) severance payments equal to six months of his base salary, (ii) a portion of his target bonus and (iii) six months of continued health and other welfare and fringe benefits. In addition, if such termination occurs within six months of a change of control, all of his remaining unvested stock options and shares of restricted stock (but not including restricted stock units) will become fully vested and if applicable, any repurchase rights on his shares will lapse. Mr. Kerrigan’s employment agreement contained similar terms. He did not receive any severance benefits in connection with his retirement in July 2007.

For our named executive officers with employment agreements, we have also agreed to reimburse them for certain taxes that may arise pursuant to the employment agreements.

Mr. Samenuk retired as chief executive officer and Mr. Weiss was terminated in October 2006 following the presentation to our board of directors of the determinations by the special committee of the board regarding the previously announced investigation of our historical stock option granting practices and related accounting. Following Mr. Samenuk’s retirement in October 2006, we entered into a separation agreement and release of claims with him in February 2007 pursuant to which we provided him with certain severance benefits taking into consideration his overall contributions during his tenure with us . Specifically, such benefits included: (i) a cash payment of $1,046,712 on April 11, 2007, which amount reflected a pro-rated target bonus that Mr. Samenuk was due under his prior employment agreement upon termination of his employment with us for any reason; (ii) an additional cash payment of $3,575,700, reflecting 80% of two times his annual base salary and target bonus, less $24,300, paid in arrears for six months on April 11, 2007 and then in installments over the next eighteen months; (iii) 100% vesting acceleration on all of his outstanding company stock options (notwithstanding this vesting acceleration, all such stock options then held by Mr. Samenuk expired unexercised as of the date of the separation agreement); (iv) reimbursement for COBRA benefits through the lesser of eighteen months or until Mr. Samenuk and his dependents become covered under group health, dental and vision plans of a future employer; and (v) a cash payment in the aggregate of approximately $100,000, which amount reflected the pre-tax cost of providing Mr. Samenuk with all other company welfare benefits plan and fringe benefits, to be paid in arrears for six months on April 11, 2007 and then in installments over the next twelve months. The restricted stock units granted to Mr. Samenuk were forfeited upon his retirement. As a part of the separation agreement, Mr. Samenuk signed a general release of certain claims in favor of us as a condition to receiving the benefits described above. We did not release Mr. Samenuk of any claims. Additionally, Mr. Samenuk is required to comply with the non-compete and non-solicit provisions of his prior employment agreement with us as a condition to continued receipt of the benefits described above. Mr. Samenuk realized an aggregate $3,750,363 in value from the sale of shares of company stock during February and April of 2006. We did not provide Mr. Weiss with any severance benefits in connection with his termination in October 2006.

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment due to involuntary termination not for “cause,” termination for “good reason,” death, disability and termination upon change of control. Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment which include, base salary earned through the date of termination, a portion of the executive’s target bonus and accrued vacation pay. The amounts shown assume that each termination was effective as of December 31, 2006, and thus includes amounts earned through the end of 2006. The value of stock-related compensation assumes that the value of our common stock is $28.38, which was the closing trading price on the last trading day of 2006. The value of continuing coverage under our welfare and fringe benefits plans reflects our actual cost for those benefits as of December 31, 2006. All of these amounts are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts can only be determined at the time the executives’ employment actually terminates.

	Involuntary
	Termination for	Termination for			Termination Upon
	Cause	Good Reason	Death	Disability	Change in Control

Eric F. Brown
Base salary and cash bonus	$1,150,000	$1,150,000	$1,150,000	$1,150,000	$1,150,000
Equity	$1,419,000	$1,419,000	$1,419,000	$1,419,000	$1,419,000
Healthcare and other insurance benefits	$11,727	$11,727	$11,727	$11,727	$11,727
Tax gross ups	$—	$—	$—	$—	$—
Christopher Bolin
Base salary and cash bonus	$720,000	$720,000	$720,000	$720,000	$720,000
Equity	$—	$—	$—	$—	$1,692,696
Healthcare and other insurance benefits	$5,863	$5,863	$5,863	$5,863	$5,863
Tax gross ups	$—	$—	$—	$—	$—
William Kerrigan(1)
Base salary and cash bonus	$352,000	$352,000	$352,000	$352,000	$352,000
Equity	$—	$—	$—	$—	$621,736
Healthcare and other insurance benefits	$5,863	$5,863	$5,863	$5,863	$5,863
Tax gross ups	$—	$—	$—	$—	$—

(1)	Mr. Kerrigan retired from McAfee in July 2007. He did not receive any severance or change in control benefits in connection with his departure.

Compensation of Directors

Directors fees, paid only to directors who are not employees, are as follows:

•	$40,000 annual retainer, payable in quarterly installments (an additional $10,000 annual retainer, payable in quarterly installments, is paid to our lead independent director and the chairpersons of our standing board committees);

•	$1,500 for each board and board committee meeting attended in person;

•	$1,000 (reduced from $1,500 in March 2006) for each board and board committee meeting attended by telephone;

•	expenses of attending board and committee meetings; and

•	medical insurance benefits for directors and their families.

On January 30, 2007, our board approved an increase in the annual cash compensation for Charles Robel, serving in his capacity as our non-executive chairman of the board, to a total of $200,000 per year, in addition to the other cash compensation received in connection with his other board service and committee memberships. This increase was in recognition of the additional responsibilities Mr. Robel assumed in connection with our internal investigation of stock option practices and its related restatement of financial statements. Mr. Robel’s annual cash compensation for services as our non-executive chairman of the board will be reduced to $100,000 effective January 1, 2008.

Under our current Stock Option Plan for Outside Directors non-employee directors are automatically granted an option to purchase 30,000 shares of our common stock when they first become a director, reduced from 40,000 shares in October 2007. Each year after the initial grant they are entitled to receive an additional option grant to purchase up to 15,000 shares of our common stock, reduced from 20,000 shares in October 2007. All options under this plan are granted at the fair market value on the date of grant. The initial grant vests one-third each year over three years from the date of grant. The subsequent grants vest in full on the first anniversary of the date of grant. All options granted under this plan become fully exercisable in the event of certain mergers, sales of assets or sales of the majority of our voting stock.

Our employee directors are eligible to receive options and be issued shares of common stock directly under the 1997 Stock Incentive Plan and are eligible to participate in our 2002 Employee Stock Purchase Plan and, if an executive officer, to participate in the Executive Bonus Plan.

DIRECTOR COMPENSATION

The following table shows the compensation paid or accrued during 2006 to the non-employee individuals serving on our board of directors in 2006.

	Fees Earned			All Other
Name	or Paid in Cash	Stock Awards	Option Awards(1)	Compensation	Total

Robert Bucknam	$126,000	$—	$233,234	—	$359,234
Leslie Denend	69,000	—	231,203	—	300,203
Robert Dutkowsky	96,000	—	230,842	—	326,842
Denis O’Leary	91,000	—	227,385	—	318,385
Robert Pangia	96,000	—	230,842	—	326,842
Charles Robel	92,000	—	77,505	—	169,505
Liane Wilson	88,500	—	221,362	—	309,862

(1)	The compensation amounts reported in the “Option Awards” column reflect the expense that we reported in our consolidated 2006 financial statements under SFAS 123(R), except that the amounts of expense reported in our financial statements are net of estimated forfeitures, while the amounts shown in the table are gross of estimated forfeitures. These amounts consist of the fair value expense for all existing share-based awards that vested during the year 2006. For this purpose, the fair value of an award is apportioned over the period during which the award is expected to vest. The fair value of a stock award is equal to the closing price of our stock on the grant date. The fair value of an option award is determined using the Black-Scholes option pricing model. Our assumptions for financial statement purposes are described in Note 16 to our consolidated financial statements included for the year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows as of December 1, 2007, the number of shares of our common stock owned by (i) our chief executive officer, (ii) each of our other named executive officers during fiscal 2006, (iii) each of our current directors, and (iv) each stockholder known by us as of that date to be the beneficial owner of more than 5% of our outstanding common stock.

	Number of			Percent of
	Shares		Right to	Outstanding
Name and Address of Beneficial Owners	Owned(1)		Acquire(2)	Shares(3)

David DeWalt	—		—	*
Robert Bucknam	—		70,000	*
Leslie Denend	6,297		85,000	*
Dale Fuller	—		16,668	*
Robert Pangia	—		102,500	*
Denis O’Leary	—		70,000	*
Charles Robel	—		13,334	*
Liane Wilson	—		90,000	*
Eric Brown	61,347	(4)	225,000	*
Christopher Bolin	38,184	(5)	350,750	*
Richard Decker	—		50,000	*
Roger King	—		31,250	*
William Kerrigan	—		71,255	*
J&W Seligman & Co. LLC(6)	12,732,080		—	8.0%
100 Park Avenue, New York City, New York 10017
Lord, Abbett & Co. LLC(7)	12,754,212		—	8.0%
90 Hudson Street, Jersey City, NJ 07302
Wellington Management Company, LLP(8)	18,885,761		—
75 State Street, Boston, MA 02109
All executive officers and directors as a group (13 persons)	105,828		1,087,834	*

*	Less than 1%.

(1)	Ownership includes direct and indirect (beneficial) ownership, as defined by SEC rules. To our knowledge, each person has sole voting and investment power over the shares unless otherwise noted. The SEC rules for the determination of beneficial ownership are very complex. Generally, however, shares owned directly, plus those controlled (e.g., owned by members of their immediate families), are considered beneficially owned. Excludes shares that may be acquired through stock option exercises. Unless otherwise indicated, the address of each beneficial owner is c/o. McAfee, Inc., 3965 Freedom Circle, Santa Clara, CA 95054.

(2)	Consists of options that are currently exercisable or will become exercisable within 60 days of December 1, 2007.

(3)	Based upon 159,908,615 shares outstanding as of December 1, 2007.

(4)	Includes 25,000 shares of restricted stock issued to Mr. Brown that will vest in January 2008.

(5)	Includes 16,666 shares of restricted stock issued to Mr. Bolin that will vest in August 2008.

(6)	According to the Schedule 13G filed on February 13, 2007 by J&W Seligman & Co. LLC (“J&W Seligman”). J&W Seligman is the beneficial holder of 12,732,080 shares of our common stock. J&W Seligman does not have sole dispositive power or sole voting power over any shares.

(7)	According to the amended Schedule 13G filed on February 14, 2007 by Lord, Abbett & Co. LLC (“Lord Abbett”). Lord Abbett is the beneficial holder of 12,754,212 shares of our common stock. Lord Abbett has sole dispositive power over 12,754,212 shares and has sole voting power with respect to 12,320,912 shares.

(8)	According to the Schedule 13G filed on August 10, 2007 by Wellington Management Company, LLP (“Wellington Management”). Wellington Management is the beneficial holder of 18,885,761 shares of our common stock. UBS AG has sole dispositive power and sole voting power over none of the shares.

Equity Compensation Plans

The number of options, the weighted average per share exercise price of such options and the number of shares remaining available for issuance under all of our equity compensation plans as of December 31, 2006 are reflected in the following table (in thousands, except per share data).

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	(Excluding
	Exercise of	Exercise Price of	Securities Reflected
Plan Category	Outstanding Options	Outstanding Options	in First Column)

Plans approved by stockholders(1)	12,411,309	$21.13	5,483,399
Plans not approved by stockholders	1,488,702	$17.74	379,699

(1)	All option grants pursuant to the 1993 Stock Option Plan for Outside Directors, or the Directors Plan, have ten-year terms and are required to be granted at 100% of fair market value on the date of grant. The company’s other option plans do not have this restriction. As of December 31, 2006, 756,875 shares were outstanding under the Directors Plan at a weighted average exercise price of $18.78, and 807,185 shares remained available for future issuance.

The following describes our equity compensation plans that have not been approved by stockholders.

2000 Nonstatutory Stock Option Plan

In January 2000, the board of directors approved the 2000 Nonstatutory Stock Option Plan, or the 2000 Plan. The 2000 Plan provides for the grant of nonqualified stock options to employees, consultants and in certain cases, officers and directors. The plan administrator determines the exercise price of options granted under the 2000 Plan and when such options may be exercised. The 2000 Plan provides that vested options may be exercised for three months after termination of employment other than due to death or disability and for one year after termination of employment as a result of death or disability. The 2000 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 2000 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made for options to be assumed or substituted for by the successor corporation. There are 11,500,000 shares of common stock reserved under the 2000 Plan. As of December 31, 2006, no shares remained available for future issuance under the 2000 Plan.

1999 Nonstatutory Stock Plan

In May 1999, the board of directors approved the 1999 Nonstatutory Stock Plan, or the 1999 Plan. The 1999 Plan provides for the grant of nonqualified stock options to employees, officers, directors and consultants at exercises prices determined by the plan administrator. The plan administrator determines the exercise price of options granted under the 1999 Plan and when such options may be exercised. The 1999 Plan permits options to be exercised with cash, check, certain other shares of our common stock, promissory notes, cancellation of indebtedness, waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1999 Plan provides that each outstanding option will fully vest and become exercisable unless provision is made for options to be assumed or substituted for by the successor corporation. There are 1,000,000 shares of common stock reserved under the 1999 Plan and there are no shares available for future issuance under the 1999 Plan.

1997 Non-Officer Stock Plan

In January 1997, the board of directors approved the 1997 Non-Officer Stock Plan, or the 1997 Non-Officer Plan. The 1997 Non-Officer Plan provides for the grant of nonqualified nonstatutory stock options to employees and consultants who are not officers of the company at exercise prices determined by the committee administering the plan, but in no event less than 85% of the fair market value of the common stock on the date of the grants. Each stock option agreement entered into under the 1997 Non-Officer Plan shall specify the exercise price, the date on which all or any installment of the option is to become exercisable and the term of the option. The 1997 Non-Officer Plan permits options to be exercised with cash or cash equivalents, certain other shares of common stock, promissory notes (provided, however, that the par value of the shares being purchased shall be paid in cash) and waiver of compensation due or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the 1997 Non-Officer Plan provides that the committee administering the plan may determine, at the time of granting an option or thereafter, that all or part of such option shall fully vest and become exercisable. There are 3,000,000 shares of common stock reserved under the 1997 Non-Officer Plan and there are no shares available for future issuance under this plan.

Foundstone, Inc. 2000 Stock Plan

On October 1, 2004, the company completed the acquisition of Foundstone, Inc. In connection with the acquisition, the company assumed the Foundstone, Inc. 2000 Stock Plan, or the Foundstone Plan. The Foundstone Plan provides for the grant of incentive stock options, nonqualified nonstatutory stock options and stock purchase rights to employees, directors and consultants of the company and its subsidiaries at exercise prices determined by the committee administering the plan, but in no event less than 85% of the fair market value of the common stock on the date of the grant. However, due to restrictions imposed by the Internal Revenue Service the company will only grant nonqualified nonstatutory stock options under the Foundstone Plan in the future and due to restrictions imposed by the New York Stock Exchange following the acquisition of Foundstone, the company may not grant awards under the Foundstone Plan to individuals who were employed by the company or its subsidiaries, immediately prior to the acquisition of Foundstone. Each stock option agreement entered into under the Foundstone Plan shall specify the exercise price, the date on which all or any installment of the option is to become exercisable and the term of the option. The Foundstone Plan permits options to be exercised with cash or cash equivalents, certain other shares of common stock, promissory notes or consideration received by us under “cashless exercise” programs. In the event that we merge with or into another corporation, or sell substantially all of our assets, the Foundstone Plan provides that the successor corporation (or a parent or subsidiary) may assume outstanding options and awards under the Plan or substitute a substantially similar option or award. If the successor corporation does not assume or substitute the outstanding options and awards, they will fully vest and become exercisable and all forfeiture restrictions will lapse. There are 747,144 shares of common stock reserved under the Foundstone Plan, of which 379,699 are available for issuance as of December 31, 2006.

Item 13.	Certain Relationships and Related Transactions

On October 2, 2006, Robert M. Dutkowsky, a member of our board of directors, was appointed chief executive officer and a director of Tech Data Corporation, one of our customers. We recognized revenue from sales to Tech Data Corporation of $37.1 million during the fourth quarter of 2006. Our outstanding accounts receivable balance related to Tech Data Corporation was $22.7 million at December 31, 2006. Our deferred revenue balance related to Tech Data Corporation was $79.2 million at December 31, 2006. Mr. Dutkowsky resigned from our board of directors during the first quarter of 2007 and Tech Data Corporation ceased to be a related party.

We have entered into indemnity agreements with certain employees, officers and directors that provide, among other things, that we will indemnify such employee, officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as an employee, officer, director or other agent with us, and otherwise to the fullest extent permitted under Delaware law and our Bylaws. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers and directors in connection with our review of our historic stock option granting practices and the related restatement, related governmental inquiries, and shareholder derivative litigation described in Item 3 of this Form 10-K. The maximum amount of potential future indemnification is unknown and potentially unlimited; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies. As a result of this insurance coverage, we believe that the fair value of these indemnification claims is not material.

Item 14.	Principal Accountant Fees and Services

For the years ended December 31, 2006 and 2005, our principal independent accountant was Deloitte & Touche LLP (“D&T”). The following table reflects the aggregate fees billed or expected to be billed to us by D&T for 2006 and 2005:

	Years Ended December 31,
	2006	2005
	(In thousands)

Audit fees(1)	$9,046	$5,610
Audit-related fees(2)	4	8
Tax fees(3)	505	2,391
Other fees(4)	2	2

Total	$9,557	$8,011

(1)	Audit fees related to the audit of our consolidated annual financial statements, the audit of management’s assessment of our internal control over financial reporting and D&T’s own audit of our internal control over financial reporting, work related to our restatement, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, statutory audits for foreign entities and securities filings.

(2)	Audit-related fees for assurance services and services related to our audits and reviews of our consolidated financial statements which are not considered audit fees.

(3)	Fees for tax related services, including compliance, planning and tax advice.

(4)	Fees for subscription to online accounting research tool.

Our audit committee charter includes a requirement that the audit committee of the board of directors pre-approve the services provided by our independent public accountants, including both audit and non-audit services. The pre-approval of non-audit services performed by our independent public accountants includes making a determination that the provision of the services is compatible with maintaining the independence of our independent accountants. All of the services performed by D&T under the captions “Audit-related fees,” “Tax fees,” and “Other fees” were pre-approved by our audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedule

The following financial statement schedule of McAfee, Inc. for the years ended December 31, 2006, 2005, and 2004 is filed as part of this Form 10-K and should be read in conjunction with McAfee, Inc.’s Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

Schedules not listed above have been omitted because they are not applicable or are not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits See Index to Exhibits on Page 116. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of McAfee, Inc.:

We have audited the accompanying consolidated balance sheets of McAfee, Inc and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, the accompanying 2005 and 2004 consolidated financial statements have been restated.

As discussed in Note 2, on January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

San Jose, California
December 21, 2007

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		(As restated
		see note 3)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$389,627	$728,592
Restricted cash	—	50,489
Short-term marketable securities	215,722	316,298
Accounts receivable, net of allowance for doubtful accounts of $2,015 and $2,389, respectively	170,855	159,130
Prepaid expenses and prepaid taxes	132,203	79,132
Deferred income taxes	236,310	204,208
Other current assets	31,915	28,490

Total current assets	1,176,632	1,566,339
Long-term marketable securities	634,820	212,131
Restricted cash	950	939
Property and equipment, net	91,999	85,692
Deferred income taxes	228,103	237,970
Intangible assets, net	113,574	80,086
Goodwill	530,477	437,488
Other assets	23,715	15,589

Total assets	$2,800,270	$2,636,234

LIABILITIES
Current liabilities:
Accounts payable	$35,652	$34,678
Accrued SEC settlement	—	50,000
Accrued income taxes	118,589	76,740
Accrued compensation	62,913	55,781
Other accrued liabilities	108,418	85,460
Deferred revenue	704,807	575,665

Total current liabilities	1,030,379	878,324
Deferred revenue, less current portion	192,718	176,141
Accrued taxes and other long-term liabilities	149,924	147,128

Total liabilities	1,373,021	1,201,593

Commitments and contingencies (Notes 11, 12 and 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2006 and 2005	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 172,512,046 shares at December 31, 2006 and 170,453,210 shares at December 31, 2005
Outstanding: 159,915,439 shares at December 31, 2006 and 167,688,210 shares at December 31, 2005	1,726	1,705
Treasury stock, at cost: 12,596,607 shares at December 31, 2006 and 2,765,000 shares at December 31, 2005	(303,074)	(68,395)
Additional paid-in capital	1,527,843	1,443,743
Deferred stock-based compensation	—	(8,146)
Accumulated other comprehensive income	31,472	33,923
Retained earnings	169,282	31,811

Total stockholders’ equity	1,427,249	1,434,641

Total liabilities and stockholders’ equity	$2,800,270	$2,636,234

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
		(As restated	(As restated
		see note 3)	see note 3)
	(In thousands, except per share data)

Net revenue:
Service and support	$633,658	$544,477	$463,726
Subscription	428,296	318,206	215,817
Product	83,204	118,945	228,030

Total net revenue	1,145,158	981,628	907,573

Cost of net revenue:
Service and support	51,904	24,179	26,025
Subscription	110,267	63,478	38,484
Product	60,957	64,614	74,518
Amortization of purchased technology	23,712	17,767	14,887

Total cost of net revenue	246,840	170,038	153,914

Operating costs:
Research and development	193,447	176,409	174,872
Marketing and sales	366,454	300,089	353,074
General and administrative	169,694	123,487	145,038
Amortization of intangibles	10,682	12,834	14,235
SEC and compliance costs	17,824	—	—
Restructuring charges	470	3,782	17,442
In-process research and development	460	4,000	—
Loss (gain) on sale of assets and technology	259	(56)	(240,336)
SEC settlement charge	—	50,000	—
Reimbursement from transition services agreement	—	(362)	(5,997)
Reimbursement related to litigation settlement	—	—	(24,991)
Severance/bonus costs related to Sniffer and Magic disposition	—	—	10,070

Total operating costs	759,290	670,183	443,407

Income from operations	139,028	141,407	310,252
Interest and other income	44,397	26,703	14,651
Interest and other expenses	—	—	(5,315)
Loss on repurchase of convertible debt	—	—	(15,070)
Gain (loss) on investments, net	356	(1,432)	(1,704)

Income before provision for income taxes	183,781	166,678	302,814
Provision for income taxes	46,310	48,461	82,797

Net income	$137,471	$118,217	$220,017

Other comprehensive income:
Unrealized gains (losses) on marketable securities, net of reclassification adjustment for gains (losses) recognized on marketable securities during the period and income tax	$1,344	$(638)	$(2,129)
Foreign currency translation (loss) gain	(3,795)	3,811	(1,802)

Comprehensive income	$135,020	$121,390	$216,086

Net income per share — basic	$0.85	$0.72	$1.37

Net income per share — diluted	$0.84	$0.70	$1.28

Shares used in per share calculation — basic	160,945	165,042	160,510

Shares used in per share calculation — diluted	163,052	169,249	177,385

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated	Retained
					Additional	Deferred	Other	Earnings	Total
	Common Stock		Treasury Stock		Paid-In	Stock-Based	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit)	Equity
					(In thousands)

Balances, December 31, 2003, as reported	161,722	$1,621	350	$(4,707)	$1,087,625	$(598)	$34,027	$(229,879)	$888,089
Cumulative effect of restatements(See Note 3)	—	—	—	—	106,196	(14,433)	654	(76,544)	15,873

Balances, December 31, 2003 (As restated)	161,722	1,621	350	(4,707)	1,193,821	(15,031)	34,681	(306,423)	903,962
Issuance of common stock upon exercise of stock options	9,152	92	—	—	105,638	—	—	—	105,730
Issuance of common stock from Employee Stock Purchase Plan	775	8	—	—	8,055	—	—	—	8,063
Issuance of common stock upon exercise of warrants	184	2	—	—	(2)	—	—	—	—
Issuance of common stock upon conversion of debt	4,616	46	—	—	83,364	—	—	—	83,410
Repurchase of common stock	(12,623)	—	12,623	(221,816)	—	—	—	—	(221,816)
Retirement of treasury stock	—	(130)	(12,973)	226,523	(226,393)	—	—	—	—
Deferred stock-based compensation	—	—	—	—	10,814	(10,814)	—	—	—
Shares returned from trust	(1,560)	(16)	—	—	16	—	—	—	—
Amortization of deferred stock-based compensation and other stock-based compensation expense	—	—	—	—	5,497	19,666	—	—	25,163
Cash payable in excess of exercise price related to exchange of McAfee.com options		—	—	—	(3,154)	—	—	—	(3,154)
Contribution of proceeds from sale of common stock held in trust	—	—	—	—	3,779	—	—	—	3,779
Tax benefits from exercise of non-qualified stock options	—	—	—	—	53,213	—	—	—	53,213
Stock options issued in connection with acquisition	—	—	—	—	7,039	(2,252)	—	—	4,787
Release of tax contingency related to acquisition accounted for as a pooling of interests	—	—	—	—	27,019	—	—	—	27,019
Foreign currency translation	—	—	—	—	—	—	(1,802)	—	(1,802)
Net decrease in unrealized gains on investment	—	—	—	—	—	—	(2,129)	—	(2,129)
Net income	—	—	—	—	—	—	—	220,017	220,017

Balances, December 31, 2004 (As restated) (See Note 3)	162,266	1,623	—	—	1,268,706	(8,431)	30,750	(86,406)	1,206,242
Issuance of common stock upon exercise of stock options	7,212	72	—	—	96,647	—	—	—	96,719
Issuance of common stock from Employee Stock Purchase Plan	790	8	—	—	11,465	—	—	—	11,473
Issuance of restricted stock	185	2	—	—	—	—	—	—	2
Repurchase of common stock	(2,765)	—	2,765	(68,395)	—	—	—	—	(68,395)
Deferred stock-based compensation	—	—	—	—	5,035	(5,035)	—	—	—
Amortization of deferred stock-based compensation and other stock-based compensation expense	—	—	—	—	(849)	5,320	—	—	4,471
Cash payable in excess of exercise price related to exchange of McAfee.com options		—	—	—	(1,704)	—	—	—	(1,704)
Contribution of proceeds from sale of common stock held in trust	—	—	—	—	42	—	—	—	42
Tax benefits from exercise of non-qualified stock options		—	—	—	25,563	—	—	—	25,563
Release of tax contingency related to acquisition accounted for as a pooling of interests	—	—	—	—	38,838	—	—	—	38,838
Foreign currency translation	—	—	—	—	—	—	3,811	—	3,811
Net increase in unrealized losses on investment	—	—	—	—	—	—	(638)	—	(638)
Net income	—	—	—	—	—	—	—	118,217	118,217

Balances, December 31, 2005, (As restated)(See Note 3)	167,688	1,705	2,765	(68,395)	1,443,743	(8,146)	33,923	31,811	1,434,641
Issuance of common stock upon exercise of stock options	1,634	16	—	—	25,354	—	—	—	25,370
Issuance of common stock from Employee Stock Purchase Plan	395	4	—	—	6,795	—	—	—	6,799
Interest on Employee Stock Purchase Plans due to restrictions on share issuance	—	—	—	—	(164)	—	—	—	(164)
Issuance of restricted stock	30	1	—	—	—	—	—	—	1
Repurchase of common stock	(9,812)	—	9,812	(234,679)	—	—	—	—	(234,679)
Forfeiture of restricted stock awards	(20)	—	20	—	—	—	—	—	—
Reclassification of deferred compensation into additional paid-in capital due to adoption of FAS 123(R)	—	—	—	—	(8,146)	8,146	—	—	—
Stock-based compensation	—	—	—	—	50,369	—	—	—	50,369
Stock options related to option extension	—	—	—	—	4,326	—	—	—	4,326
Cash payable in excess of exercise price related to exchange of McAfee.com options		—	—	—	(392)	—	—	—	(392)
Tax benefits from exercise of non-qualified stock options		—	—	—	5,958	—	—	—	5,958
Foreign currency translation	—	—	—	—	—	—	(3,795)	—	(3,795)
Net increase in unrealized gains on investment	—	—	—	—	—	—	1,344	—	1,344
Net income	—	—	—	—	—	—	—	137,471	137,471

Balances, December 31, 2006	159,915	$1,726	12,597	$(303,074)	$1,527,843	$—	$31,472	$169,282	$1,427,249

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
		(As restated	(As restated
		see Note 3)	see Note 3)
	(In thousands)

Cash flows from operating activities:
Net income	$137,471	$118,217	$220,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,271	66,996	68,336
Tax benefit from exercise of nonqualified stock options	—	27,019	53,213
Deferred income taxes	(34,975)	(6,543)	(24,835)
Non-cash restructuring charge	559	686	9,624
Acquired in-process research and development	460	4,000	—
Interest released (earned) on restricted cash	489	(489)	—
(Recovery of) provision for doubtful accounts, net	(5)	1,574	1,716
Non-cash stock-based compensation expense	54,695	4,471	25,163
Excess tax benefit from stock-based compensation	(4,960)	—	—
(Discount) premium amortization of marketable securities	(7,176)	42	4,614
(Gain) loss on sale of investments	(356)	1,432	1,704
Loss (gain) on sale of assets and technology	259	(56)	(238,923)
Loss on repurchase of zero coupon convertible debenture	—	—	15,070
Change in fair value of interest rate swap, net of change in the fair value of the debt	—	—	382
Non-cash interest and other expense on convertible debt	—	—	1,224
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(2,097)	(23,204)	33,930
Prepaid expenses, prepaid taxes and other assets	(55,414)	(9,471)	(8,297)
Accounts payable	(531)	3,536	(1,323)
Accrued taxes and other liabilities	21,655	43,230	30,566
Deferred revenue	110,144	188,017	166,732

Net cash provided by operating activities	290,489	419,457	358,913

Cash flows from investing activities:
Purchase of marketable securities	(1,315,407)	(793,581)	(1,243,990)
Proceeds from sales of marketable securities	631,849	669,260	967,866
Proceeds from maturities of marketable securities	371,070	226,879	65,536
Decrease (increase) in restricted cash(1)	49,989	(50,322)	19,930
Purchase of property and equipment and leasehold improvements	(43,751)	(28,941)	(25,374)
Acquisitions, net of cash acquired	(146,089)	(20,200)	(84,650)
Proceeds from sale of assets and technology	—	1,500	261,309

Net cash (used in) provided by investing activities	(452,339)	4,595	(39,373)

MCAFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2006	2005	2004
		(As restated	(As restated
		see Note 3)	see Note 3)
	(In thousands)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and stock purchase plans	32,008	108,236	113,793
Excess tax benefit from stock-based compensation	4,960	—	—
Repurchase of common stock	(234,679)	(68,395)	(221,816)
Repurchase of convertible debt	—	—	(265,623)
Contribution of proceeds from sale of common stock held in trust	—	—	3,779

Net cash (used in) provided by financing activities	(197,711)	39,841	(369,867)

Effect of exchange rate fluctuations on cash	20,596	(26,456)	7,831

Net (decrease) increase in cash and cash equivalents	(338,965)	437,437	(42,496)
Cash and cash equivalents at beginning of period	728,592	291,155	333,651

Cash and cash equivalents at end of period	$389,627	$728,592	$291,155

Non cash investing and financing activities:
Unrealized gain (loss) on marketable investments, net	$1,344	$(638)	$(2,129)
Fair value of assets acquired in business combinations, excluding cash acquired	$166,099	$20,949	$109,474
Liabilities assumed in business combinations	$20,012	$749	$20,037
Accrual for purchase of property, equipment and leasehold improvements	$2,694	$1,283	$—
Realization of deferred tax assets of acquired company	$—	$38,838	$27,019
Issuance of common stock upon conversion of debt	$—	$—	$83,410
Stock options issued in connection with acquisition	$—	$—	$7,039
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$6,349
Cash paid for income taxes	$54,919	$38,023	$21,912
Cash received from income tax refunds	$7,032	$14,416	$1,443

(1)	The $50.0 million placed in escrow for the settlement with the SEC (see Note 20) is reflected as cash used in investing activities in 2005. The SEC approved the settlement in January 2006. In 2006, the release of the escrow is reflected as cash provided by investing activities of $50.0 million and the transfer to the SEC is reflected as cash used in operating activities of $50.0 million included within accrued taxes and other liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

McAfee, Inc. and our wholly owned subsidiaries (“we”, “us” or “our”) are a worldwide security technology company that secures systems and networks from known and unknown threats around the world. Our security solutions are offered primarily to large enterprises, governments, small and medium-sized businesses and consumers through a network of qualified partners. We operate our business in five geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Japan; Asia-Pacific, excluding Japan; and Latin America.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those required in the valuation of intangible assets acquired in business acquisitions, impairment analysis of goodwill and intangible assets, property and equipment, allowances for doubtful accounts, sales returns and allowances, vendor specific objective evidence of the fair value of the various undelivered elements of our multiple element software transactions, stock-based compensation, restructuring and litigation accruals, valuation allowances for deferred tax assets, tax accruals, and the warranty obligation accrual. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

Certain Risks and Concentrations

We have historically derived a majority of our net revenue from our system protection software solutions. The market in which we operate is highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

We sell a significant amount of our products through intermediaries such as distributors, resellers and others. Our top ten distributors represented 45% to 65% of net sales per quarter during 2006, 2005 and 2004. During 2006, 2005 and 2004, Ingram Micro Inc. accounted for 17%, 19% and 22%, respectively, of total net revenue. During 2006, 2005 and 2004, Tech Data Corp. accounted for 11%, 14% and 11%, respectively, of total net revenue. At December 31, 2006 and 2005, Ingram Micro Inc. had an accounts receivable balance, which comprised 18% and 20%, respectively, of our gross accounts receivable balance. Additionally, at December 31, 2006 and 2005, Tech Data Corp. had an accounts receivable balance which comprised 11% of our gross accounts receivable balance. Our distributor agreements may be terminated by either party without cause.

Some of our distributors may experience financial difficulties, which could adversely impact collection of accounts receivable. We regularly review the collectibility and credit-worthiness of our distributors to determine an appropriate allowance for doubtful accounts. Our bad debt allowance was $2.0 million at December 31, 2006 and $2.4 million at December 31, 2005. Our uncollectible accounts could exceed our current or future allowances. We determine our allowance for doubtful accounts by assessing the collectibility of individual accounts receivable over a specified aging and amount, and provide an amount equal to the historical percentage of write-off experience of the remaining accounts receivable. Accounts receivable are written off on a case by case basis, considering the probability that any amounts can be collected.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We maintain the majority of cash balances and all of our short-term investments with four financial institutions. We invest with financial institutions with high quality credit and, by policy, limit the amount of deposit exposure to any one financial institution.

We receive certain of our critical components from sole suppliers. Additionally, we rely on a limited number of contract manufacturers and suppliers to provide manufacturing services for our products. The inability of any contract manufacturer or supplier to fulfill supply requirements could materially impact future operating results.

Foreign Currency Translation

For the majority of our subsidiaries, we consider the local currency to be their functional currency. The assets and liabilities of subsidiaries that are denominated in functional currencies other than the U.S. dollar are translated using the exchange rate on the consolidated balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the period. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income, which is a component of stockholders’ equity. As of December 31, 2006, our stockholders’ equity included $3.8 million of net foreign currency translation losses for the year ended December 31, 2006 and as of December 31, 2005, our stockholders’ equity included $3.8 million of net foreign currency translation gains for the year ended December 31, 2005.

Occasionally, a subsidiary enters into transactions that are denominated in currencies other than its functional currency. In these cases, the assets and liabilities and revenue and expenses related to the transactions are translated into the functional currency and any resulting gains or losses are recorded in the consolidated statements of income and comprehensive income. During 2006, 2005 and 2004, we recorded net foreign currency transaction losses of $8.5 million, $5.5 million and $1.0 million, respectively, in our consolidated statements of income and comprehensive income.

Derivatives

We follow the guidance in Statement of Financial Accounting Standards (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, in accounting for derivatives. The standard requires us to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the consolidated statement of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Our use of derivative financial instruments is discussed in Note 7.

Cash and Cash Equivalents

Cash equivalents are comprised of highly liquid debt instruments with original maturities or remaining maturities at date of purchase of 90 days or less.

Restricted Cash

The current restricted cash balance of $50.5 million at December 31, 2005 reflects the $50.0 million we placed in escrow for the settlement with the Securities and Exchange Commission (“SEC”), and the interest earned on the escrow. On February 9, 2006, the SEC entered the final judgment for the settlement with us. The $50.0 million

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalty was released to the SEC and the interest earned was released to us on February 13, 2006. We had no current restricted cash balance at December 31, 2006.

The non-current restricted cash balance of $1.0 million at December 31, 2006 and $0.9 million at December 31, 2005 consists primarily of cash collateral related to leases in the United States and India, as well as workers’ compensation insurance coverage.

Marketable Securities

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, net of related taxes, reported as a component of accumulated other comprehensive income. Premium and discount on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. Short-term marketable securities are those with remaining maturities at the consolidated balance sheet date of less than one year. Long-term marketable securities have remaining maturities at the consolidated balance sheet date of one year or greater. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

We assess the value of our available-for-sale marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. Factors which we use to assess whether an other than temporary decline has occurred include, but are not limited to, the period of time the fair value is below original cost, significant changes in the operating performance, financial condition or business model of the issuer, and changes in market conditions. Any “other than temporary decline” in value is reported in earnings and a new cost basis for the marketable security established. We did not record any “other than temporary declines” in marketable securities for 2006, 2005 or 2004.

Inventory

Inventory, which consists primarily of finished goods owned at fulfillment partner locations and inventory sold into our channel which has not been sold through to the end-user, is stated at lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets on our consolidated balance sheets and were $2.7 million at December 31, 2006 and $4.4 million at December 31, 2005.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing arrangements and royalty arrangements, are included in prepaid expenses and prepaid taxes and other current assets on our consolidated balance sheets. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. At December 31, 2006, our deferred costs were $70.2 million compared to $28.8 million at December 31, 2005.

Property and Equipment

Property and equipment are presented at cost less accumulated depreciation and amortization (see Note 8). Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives as follows:

•	building — interior — seven years; exterior — twenty years;

•	office furniture and equipment — three to five years; and

•	computer hardware, networking hardware and software — three to five years;

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	leasehold improvements — the shorter of the lease term, including assumed lease renewal periods that are reasonably assured, or the estimated useful life of the asset.

The costs associated with projects eligible for capitalization are accumulated on the consolidated balance sheet until the project is substantially complete and is placed into service. Capitalized interest is calculated on all eligible projects in progress. Interest capitalization begins when three conditions have been met (1) expenditures have occurred, (2) activities necessary to prepare the asset have begun, and (3) interest cost has been incurred. We did not record any capitalized interest during 2006 and 2005. For 2004, we recorded $0.1 million of capitalized interest.

When assets are disposed, we remove the asset and accumulated depreciation from our records and recognize the related gain or loss in earnings.

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Internal Use Software

We follow the guidance in Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development costs, including costs incurred to purchase third-party software, are capitalized beginning when we have determined factors are present, including among others, that indicate technology exists to achieve the performance requirements, buy versus internal development decisions have been made and our management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and capitalized costs are amortized over their estimated useful life of three years using the straight-line method.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs. We have capitalized software development costs totaling $15.8 million and $7.5 million in 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions. Our reporting units are consistent with the operating geographies discussed in Note 19. We test goodwill annually for impairment or more frequently if events and circumstances warrant. No impairment has been recognized for any period presented.

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

Based upon the existence of one or more potential indicators of impairment, recoverability is assessed based upon an estimate of undiscounted cash flows resulting from the use of the assets and its eventual disposition. Measurement of an impairment loss is based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Finite-lived intangibles and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less the costs to sell. No impairment has been recognized for any period presented.

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

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and related interpretations to all transactions involving the sale of software products and hardware products that include software. For hardware transactions where software is not incidental, we do not separate the license fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved or software is incidental, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”).

We market and distribute our software products both as standalone software products and as comprehensive security solutions. We recognize revenue from the sale of software licenses when all of the following are met:

•	persuasive evidence of an arrangement exists,

•	the product or service has been delivered,

•	the fee is fixed or determinable, and

•	collection of the resulting receivable is reasonably assured.

Persuasive evidence is generally a binding purchase order or license agreement. Delivery generally occurs when product is delivered to a common carrier or upon delivery of a grant letter and license key, if applicable. If a significant portion of a fee is due after our normal payment terms of typically 30 to 90 days, we recognize revenue as the fees become due. If we determine that collection of a fee is not reasonably assured, we defer the fees and recognize revenue upon cash receipt, provided all other revenue recognition criteria are met.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For arrangements with multiple elements, including software licenses, maintenance and/or services, we allocate and defer revenue equivalent to the vendor-specific objective evidence (“VSOE”) of fair value for the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately or upon substantive renewal rates stated in a contract. We determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to our customers. When VSOE does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period generally as services and support revenue.

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

Advertising Costs

Advertising costs are expensed as incurred. Media (television and print) placement costs are expensed in the period the advertising appears. Total advertising expenses were $18.8 million, $11.6 million and $17.1 million for 2006, 2005 and 2004, respectively.

Restatement of Stock-Based Compensation

As discussed in Note 3, we have restated our consolidated financial statements as a result of an independent stock option investigation conducted by a special committee of our board of directors. We previously applied Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations, including Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Option No. 25” (FIN 44), and provided the required pro forma disclosure under Statement of Accounting Financial Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) through the fiscal year ended December 31, 2005. Under APB 25, non-cash, stock-based compensation expense is recognized for any option with intrinsic value on the accounting measurement date. An option is deemed to have intrinsic value when the exercise price is below the market price of the underlying stock on the accounting measurement date. Certain of our stock options were incorrectly measured prior to the completion of required approvals and granting actions. After revising the measurement date for these options, certain options were deemed to have intrinsic value and, as a result, there should have been stock-based

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense for each of these options under APB 25 equal to the number of option shares multiplied by their intrinsic value on the revised measurement date. That expense should have been amortized over the vesting period of the option. Starting in our fiscal year ended December 31, 2006, we adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS 123(R)”). As a result, for 2006, the additional stock-based compensation required to be recorded for each of these stock options was equal to the fair value of these options on the revised measurement date for options vesting in 2006 or later. We did not record the additional stock-based compensation expenses under APB 25 or SFAS 123(R) related to these stock options in our previously issued financial statements.

As a result of the investigation, we determined that the original measurement dates we used for accounting purposes for certain option and restricted stock grants to employees from April 1995 through April 2005 were not appropriate. We revised measurement dates and recorded stock-based compensation charges due to the following errors, certain of which are the result of incorrect measurement dates from the use of hindsight to select more favorable exercise prices:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DB dates are not appropriate for determining system entry dates for our grants entered into the stock administration database prior to June 17, 1998 due to the implementation of a new stock administration system on that date. All grants entered into the stock administration database prior to the system conversion have a default DB date of June 17, 1998.

DB dates were applied on a grant by grant basis, resulting in multiple measurement dates for annual merit grants for which there were multiple DB dates.

•	System Reports: These are hard-copy reports generated from the stock administration database that have a date stamp indicating the date the report was generated. The reports list the name, number of options and exercise price of the grants. These reports indicate the latest date a grant could have been entered into the stock administration database, which was useful for grants prior to the June 17, 1998 system conversion date.

•	Correspondence or other written documentation: Written communication was in the form of grant notification letters from the human resource or stock administration departments stating the key terms of a grant, stock option agreements, employment offer or promotion letters stating the number of options to be granted and automated email notifications from human resources or our third-party broker. Written communication was primarily used to corroborate other available evidence used to determine measurement dates for annual merit grants, with the assumption that communication would not occur until the terms of the grants were determined with finality.

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

Date of Execution of UWC

For certain grants, we were unable to locate contemporaneous documentation confirming that a compensation committee meeting, or a meeting by a delegated level of authority, occurred on the effective date of the UWC. For compensation committee UWCs with effective dates in 2004 and 2005, which cover 0.4 million options, we discovered instances in which documented approval actually occurred subsequent to the UWC effective date. The revised measurement date in these instances is the documented approval date. There were no options granted in compensation committee UWCs from 2001 through 2003. For UWCs prior to 2001, which cover 9.4 million options, the compensation or delegated committee resolved to grant options, and later documented such resolutions in UWCs, with an effective date which was the date of the granting action. With the exception of one UWC, no evidence was located that contradicted a UWC effective date as the approval date for any compensation committee grants prior to 2001. For UWCs prior to 2001, we did not locate any evidence that caused us to question the reliability of UWCs, outside the instance discussed above. We have therefore placed reliance on the compensation committee UWCs prior to 2001.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We used the allocation completion dates, when available, as the revised measurement dates except for certain grants in 1999. For a portion of the 1999 annual merit grant, the allocations were substantially complete prior to the determination of the exercise price with finality. In these instances, the measurement date is the date the exercise price was determined, as the key terms had not been set with finality prior to the exercise price being determined.

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

We were not able to determine allocation completion dates for the annual merit grants with an original measurement date in January 1998. We would have used DB dates as revised measurement dates, however, DB dates were not available for these grants. We located hard-copy stock administration system reports with a date stamp that provides evidence of the latest date a grant could have been entered into the stock administration database. We used these system report dates as revised measurement dates, with the exception of certain grants for which signed and dated grant notification letters were located. If the signature date on the letters was prior to the system report date, the revised measurement date was the letter signature date.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We believe that our methodology, based on the best available evidence, results in the most reasonable measurement dates for our stock option grants.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), which is a revision of SFAS 123, and supersedes APB 25. Among other items, SFAS 123(R) requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan (“ESPP”).

Prior to our adoption of SFAS 123(R), we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards. We did not recognize any compensation expense for our ESPP under APB 25. For restricted stock awards and units, the calculation of compensation expense under APB 25 and SFAS 123(R) is the same, with the only exception being that forfeitures are estimated under SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our consolidated financial statements as of December 31, 2005 and 2004 and for the years then ended have not been restated to reflect the impact of SFAS 123(R). During 2005, we recognized a charge of $4.5 million under APB 25 related to grant date intrinsic value resulting from revised accounting measurement dates, the exchange of McAfee.com options in 2002, re-pricing of options in 1999 and restricted stock awards. During 2004, we recognized a charge of $25.2 million under APB 25 related to grant date intrinsic value resulting from revised accounting measurement dates, the exchange of McAfee.com options in 2002, re-pricing of options in 1999, restricted stock awards and the modifications to certain options. See Notes 3 and 16 to the consolidated financial statements for additional information.

During 2006, we recognized stock-based compensation expense of $57.8 million in our consolidated financial statements, which included $39.5 million for stock options, $16.4 million for restricted stock awards and units and $1.9 million for our ESPP. These amounts include: (i) compensation expense for stock options granted prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, (ii) compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), (iii) compensation expense for certain stock options held by former employees and outside directors that would otherwise have expired during the blackout period which were modified to extend the post-employment exercise period, (iv) compensation expense for the cash settlement of certain stock options held by former employees that expired during the period from July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, the (“blackout period”), and were not eligible for extension, (v) compensation expense for unvested stock options held by our former chief executive officer that were accelerated on February 6, 2007 without an extension of the post-employment exercise period,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(vi) compensation expense for restricted stock award and unit grants made both before and after January 1, 2006 that are not yet vested and (vii) compensation expense for our ESPP in accordance with SFAS 123(R).

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. Upon adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation to the single-option, straight-line method. Compensation expense for all stock options granted prior to January 1, 2006 will continue to be recognized using the accelerated method. In addition, SFAS 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced. In the pro forma information required under SFAS 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

Accounting for Income Taxes

We account for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax expense and the change in deferred tax assets and liabilities. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Tax returns are subject to audit by various taxing authorities. Although we believe that adequate accruals have been made each period for unsettled issues, additional benefits or expenses could occur in future years from resolution of outstanding matters. We record in our provision for income taxes, as necessary, interest and penalty amounts we would be required to pay a tax authority if we do not prevail on an unsettled issue. We continue to assess our potential tax liability included in accrued taxes in the consolidated financial statements, and revise our estimates when necessary. Such revisions in our estimates could materially impact our results of operations and financial position. We have classified a portion of our tax liability as non-current in the consolidated balance sheet based on the expected timing of cash payments to settle contingencies with taxing authorities.

Computation of Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by us be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated based on the average share price for each reported period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. We calculate tax benefits that will be recorded in additional paid-in capital based on the portion of the fair value of the award that will be recognized in the financial statements, and exclude the portion of the award that was recognized under the SFAS 123 pro forma disclosures prior to the implementation of SFAS 123(R).

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

For 2006, 2005 and 2004 other comprehensive income (loss) is comprised of the following items (in thousands):

	Before		Net of
	Income Tax	Income Tax	Income Tax

2006
Unrealized gain on marketable securities, net	$2,596	$(1,038)	$1,558
Reclassification adjustment for net gain on marketable securities recognized during the period	(356)	142	(214)
Foreign currency translation loss	(3,795)	—	(3,795)

Total other comprehensive loss	$(1,555)	$(896)	$(2,451)

2005
Unrealized loss on marketable securities, net	$(2,496)	$998	$(1,498)
Reclassification adjustment for net loss on marketable securities recognized during the period	1,432	(572)	860
Foreign currency translation gain	3,811	—	3,811

Total other comprehensive income	$2,747	$426	$3,173

2004
Unrealized loss on marketable securities, net	$(5,253)	$2,102	$(3,151)
Reclassification adjustment for net loss on marketable securities recognized during the period	1,704	(682)	1,022
Foreign currency translation loss	(1,802)	—	(1,802)

Total other comprehensive loss	$(5,351)	$1,420	$(3,931)

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income is comprised of the following (in thousands):

	December 31,
	2006	2005

Unrealized loss on available-for-sale securities	$(678)	$(2,022)
Cumulative translation adjustment	32,150	35,945

Total	$31,472	$33,923

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

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 1” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The application of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In March 2006, the FASB’s Emerging Issues Task Force released Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. We present revenue net of sales taxes in our consolidated statements of income and comprehensive income and did not change our policy as a result of EITF 06-3.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Meaning of Other-Than-Temporary Impairment

In November 2005, the FASB issued Staff Position No. 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.

3.	Restatement of Consolidated Financial Statements

In May 2006, we became aware of potential issues with respect to our historical stock option granting practices. Our management discovered irregularities in certain historical stock option grants during its initial internal review, and discussed these findings with the board of directors in late May 2006. Our board of directors established a special committee of independent directors to review our stock option granting practices and related accounting. The special committee was assisted by independent counsel and forensic accountants (the “investigative team”). The special committee investigation was completed in November 2007. The special committee concluded that there were both qualitative issues and accounting and administrative errors relating to our stock option granting practices. In this regard, the special committee concluded that certain former members of management had acted inappropriately, giving rise to qualitative concerns. The qualitative concerns included the following:

•	in the case of our former general counsel, he and a former member of management participated in intentionally modifying one of the former general counsel’s stock option grants so as to create a lower exercise price, and the former general counsel failed to disclose this unauthorized change to the board of directors prior to late May 2006;

•	in some instances, former members of management drafted corporate records, including employment documentation, board and compensation committee meeting minutes and actions by unanimous written consent, with the benefit of hindsight so as to choose measurement dates giving more favorable exercise prices; moreover, certain of these documents were used by us in making accounting determinations with respect to stock-based compensation;

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	during the course of the investigation, certain former members of management did not provide completely accurate or consistent information and in one case, provided documentation to the special committee that the special committee determined was intentionally altered; and

•	certain former members of senior management did not display the appropriate oversight and “tone at the top” expected by the board of directors.

In addition to the foregoing, management and the special committee concluded that (i) grant dates were chosen with the benefit of hindsight so as to intentionally, and not inadvertently or as a result of administrative error, give more favorable exercise prices, (ii) we had incorrectly accounted for a portion of one annual merit grant as fixed awards which should have been accounted for as variable awards as they were repriced, (iii) we had not previously accounted for certain modifications to stock option agreements, (iv) we made certain accounting errors in calculating stock-based compensation expense for options historically accounted for as variable awards and (v) income tax implications exist as a result of the revision of stock option measurement dates. We also corrected for other prior-period errors.

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

Original accounting measurement date prior to approval date

In 1996 through 2005, we recorded $15.8 million of additional stock-based compensation expense to be recognized over the applicable service periods for 12.6 million option grants originally measured on dates that preceded the evidenced date of approval by the party with the requisite authority. These adjustments included a $2.5 million charge for grants to two former executives on the same date, a $2.1 million charge for a grant to a former president and a $1.1 million charge for a grant to a former executive.

Original accounting measurement date prior to employment commencement date

We corrected accounting measurement dates for 5.4 million options granted from 1995 through 2002 resulting in additional stock-based compensation charges of $6.3 million to be recognized over the applicable service periods for grants that preceded the actual employment commencement date. These adjustments included a $1.3 million stock-based compensation charge for a grant to a former chief financial officer.

Incorrect or inconsistent approval and employment commencement date documentation

In 2000 through 2005, we recorded additional stock-based compensation expense of $4.8 million to be recognized over the applicable service periods for seven grants of stock options or restricted stock awards to former executives and a director where the documented approval date or employment commencement date was different than the actual approval date or employment commencement date. Specifically, the $4.8 million of expense consists of the remaining items discussed in the remainder of this paragraph. We corrected the measurement date for options and restricted stock awarded to a former executive where the original measurement date was prior to his employment commencement date and evidence of approval by a committee with requisite authority. We recorded

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.3 million of stock-based compensation expense related to this revised measurement date. We corrected the measurement date for options granted to our former chief executive officer that had been originally measured and recorded on the day following the compensation committee’s actual approval date, resulting in $0.7 million of additional stock-based compensation expense. In addition, we determined that the actual start date for a former executive was two weeks subsequent to the original measurement date; therefore, we corrected the measurement date for the options and recorded $0.5 million of additional stock-based compensation expense. In addition, we recorded a stock-based compensation expense totaling $0.3 million to correct three executive or director grants where the documented grant effective date originally used in the measurement of stock-based compensation expense was different than the available evidence supporting the actual approval date.

Repriced annual merit grant

The 1999 annual merit grant consisted of 2.1 million options which had an original measurement date of April 20, 1999. We determined that the key terms were determined with finality for approximately 1.6 million of these options in March 1999, and that the exercise price was reduced to $11.06 on April 20, 1999, which represents a repricing. As the stock price on the revised measurement date in March 1999 exceeded the exercise price, there was grant date intrinsic value, which is being recognized over the requisite service period. Additionally, the options are accounted for as variable awards in accordance with FIN 44 due to the repricing on April 20, 1999. We recognized additional stock-based compensation expense of $6.7 million from 2000 through 2005 related to these repriced options.

Post-employment option modifications previously not recorded

We identified various modifications of fixed awards that had previously not been accounted for that resulted in additional stock-based compensation expense of $23.1 million. Modifications include extensions of time allowed to exercise options after an employee has terminated or continued vesting of option awards subsequent to termination. Specifically, the $23.1 million of expense includes two items discussed in the remainder of this paragraph. For one grant in 1998, we did not correctly account for a continuation of vesting of employee options for an employee and director. Upon termination as an employee, the director began providing services to us under a separate agreement. Our investigation determined that we should have accounted for the employee options that continued to vest subsequent to his termination using the fair value method, which resulted in additional stock-based compensation expense of $3.7 million from 1998 through 2002. In addition, for a separate award in 1998 we recorded additional stock-based compensation expense of $6.5 million for an in-substance acceleration of vesting when we entered into an arrangement allowing a former employee to continue vesting in his options for nine months after termination.

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

We previously applied the transition guidance provided in FIN 44 for 2.6 million unvested repriced options at July 1, 2000 inappropriately. Upon properly applying FIN 44 transition guidance, we recognized stock-based compensation expense of an additional $9.2 million over the remaining service periods of the unvested options.

We also recognized stock-based compensation expense totaling $0.9 million related to the grant of equity instruments of one of our subsidiaries to corporate employees. We have accounted for these grants using the fair value method.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized a $0.2 million reduction in stock-based compensation previously recognized related to the accounting for the exchange of options upon the acquisition of the minority interest of our remaining McAfee.com subsidiary.

Effect of errors on stock-based compensation, before tax

The original accounting measurement dates for approximately 15,600 grants were revised in the periods 1995 through 2005, errors to variable awards were corrected and charges for modifications previously unaccounted for were recorded resulting in a total of $137.4 million additional stock-based compensation expense to be recognized over the applicable vesting periods, including $123.1 million for all periods prior to January 1, 2004 and $10.8 million and $3.4 million for 2004 and 2005, respectively. Approximately 98% of the total intrinsic value (the stock price on the revised measurement date minus the exercise price) recognized as a result of the investigation results from grants made during the period 1995 through 2003. The following table classifies by year total additional stock-based compensation expense by the reason for the revision to the accounting measurement date (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Diluted earnings per share

Diluted shares increased by approximately 15,000 shares in 2005 and approximately 286,000 shares in 2004 as a result of the restatement adjustments to correct the past accounting for stock options. We use the treasury stock method to calculate the weighted-average shares used in the diluted EPS calculation. These calculations assume that: (i) all in-the-money options are exercised, (ii) we repurchase shares with the proceeds and tax benefits of these hypothetical exercises, using each period’s effective tax rate and (iii) the average unamortized deferred stock-based compensation is also used to repurchase shares.

Related tax adjustments

In conjunction with our determination that certain of our measurement dates were not determined appropriately, we also reviewed our stock option grants to assess any related tax implications. We have recorded increases to deferred tax assets in those jurisdictions where a tax deduction can be claimed totaling $0.9 million and $3.7 million in the years ended December 31, 2005 and December 31, 2004, respectively, to reflect future tax deductions to the extent we believe such assets to be recoverable. We also had to adjust, as required by Internal Revenue Code Section 162(m), tax deductions in prior years for stock option related compensation paid to certain executives. Section 162(m) prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of $1.0 million in a taxable year, adjusted in 2006 and subsequent years to exclude the principal financial officer. Compensation attributable to stock options issued under our employee stock option plan meets the requirements for treatment as qualified performance-based compensation and is an exception from the $1.0 million deduction limit to certain executives provided the exercise price is greater than or equal to the fair market value of our common stock on the date of grant. However, as a result of determining

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that certain stock options were granted at an exercise price below the fair market value of our common stock on the revised measurement date, we concluded that certain tax deductions related to stock options exercised by these specified employees are not allowed under Section 162(m). We had recorded an increase to additional paid-in capital and reductions to income taxes payable in prior years related to tax benefits realized upon the exercise of employee stock options. Since certain deductions are now disallowed, we have reduced such increases recorded to additional paid-in capital by $4.5 million, $0.7 million and $9.1 million from amounts previously reported in the year ended December 31, 2005, the year ended December 31, 2004 and periods prior to 2004, respectively, with corresponding adjustments to certain deferred tax assets and income taxes payable. We have not recorded interest and penalties because we anticipate we will offset tax liabilities with existing tax attributes, such as net operating losses and other general business credits.

Other prior-period errors

We also have identified errors with respect to the income statement that are principally timing-related differences between when certain items should have been recorded and when they were recorded. We had previously considered these errors under SFAS No. 154, “Accounting Changes and Error Corrections” (and previously under APB Opinion No. 20, “Accounting Changes”), and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”). We have also recorded these adjustments in the proper accounting periods with the restatement of our financial statements for the non-cash stock-based compensation expense discussed above. The aggregate effect on net income was a decrease in net income of $18.1 million in 2005, an increase of $2.1 million in 2004 and an increase of $4.0 million in periods prior to 2004, as discussed further below.

Revenue corrections

During 2004, we identified and corrected various errors in previously reported net revenue. In this restatement we decreased net revenue by $5.7 million and $3.0 million in 2005 and 2004, respectively, and increased revenue by $3.7 million in periods prior to 2004 to correct accounting errors in the periods they originally arose. These errors resulted from: (i) incorrectly configured financial systems resulting in net revenue being recognized in an incorrect period, (ii) improperly recorded product revenue when certain bundled products with support were discounted, (iii) incorrect amount and/or timing of support revenue deferral, (iv) inaccurate rebate accruals and return reserves and (v) manual journal entries not recorded in a timely manner.

Cost of net revenues

We increased cost of net revenue by $5.4 million, $4.0 million and $0.7 million in 2005, 2004 and periods prior to 2004, respectively, to correct accounting errors in the periods they originally arose resulting from: (i) incorrect recording of inventory held by a third-party distributor on our behalf, (ii) incorrect classification of certain department cost centers to cost of revenues that had been allocated in error to operating costs, (iii) manual journal entries for intercompany accounts not being reconciled timely, (iv) adjusting amortization of purchased technology due to incorrect amortization periods and recording of purchase accounting entries and (v) incorrect calculation and classification of revenue-share payments as cost of net revenues.

Operating costs

We increased operating costs by $2.2 million in 2005, decreased operating costs by $5.3 million in 2004, and increased operating costs by $6.1 million in periods prior to 2004 to correct accounting errors in the periods they originally arose resulting from: (i) improper recording of accruals, (ii) lack of timely write-off of an abandoned information technology project, (iii) incorrect recording of depreciation for an internal information technology project, (iv) incorrect classification of certain department cost centers to cost of net revenues that had been allocated in error to operating costs, (v) incorrect commission expense and related reclassification entries and (vi) adjusting reserves for subsequent events which occurred prior to the filing of our financial reports.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and other income

Interest and other income increased by $1.9 million in 2005, decreased by $1.2 million in 2004 and decreased by $0.3 million in periods prior to 2004, to correct accounting errors in the periods they originally arose resulting from foreign currency gains and losses.

Tax provision

We adjusted the tax provision by increasing tax expense by $11.7 million in 2005 and decreasing tax expense by approximately $4.2 million in 2004 and by $5.2 million in periods prior to 2004, respectively, to correct tax expense-related accounting errors in the periods they originally arose resulting from: (i) inclusion of tax attributes not previously recorded, (ii) incorrect recognition of intercompany transactions, (iii) incorrect recording of withholding taxes in foreign jurisdictions, (iv) incorrect calculation of tax reserves, (v) incorrect recognition of deferred tax assets and liabilities and (vi) incorrect recording in tax accounts of the effects of previously recorded purchase accounting adjustments. To record the tax impact of all other prior period errors, we further adjusted the tax provision by decreasing tax expense by $5.0 million in 2005, $0.8 million in 2004 and $2.2 million in periods prior to 2004.

Restatement Impact on Financial Statements

The following table reconciles previously reported net income to restated net income (in thousands):

	Years Ended December 31,
	2005	2004

Net income, as previously reported	$138,828	$225,065
Additional stock-based compensation expense	(3,415)	(10,843)
Income tax impact of additional stock-based compensation expense	930	3,662
Other adjustments, net of tax	(18,126)	2,133

Net income, as restated	$118,217	$220,017

The impact of the restatement on stock-based compensation expense, which was previously reported as a component of operating expenses or cost of net revenue, and the cumulative effect of all restatement adjustments on the January 1, 2004 beginning balance of retained earnings are as follows (in thousands):

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Income Tax
				Benefit on
	Stock-Based			Additional	Additional
	Compensation	Additional	Stock-Based	Stock-Based	Stock-Based
	Expense, as	Stock-Based	Compensation	Compensation	Compensation
	Previously	Compensation	Expense,	Expense, as	Expense, Net of
For The Year Ended December 31,	Reported	Expense(1)	as Restated	Restated(2)	Tax, as Restated

2003	$12,507	$8,407	$20,914	$(2,626)	$5,781
2002	22,404	14,494	36,898	(3,544)	10,950
2001	24,871	29,437	54,308	(10,843)	18,594
2000	10,116	20,490	30,606	(7,081)	13,409
1999	15,570	17,842	33,412	(6,450)	11,392
1998	668	26,398	27,066	(9,854)	16,544
1997	—	3,532	3,532	(1,236)	2,296
1996	—	2,013	2,013	(744)	1,269
1995	—	487	487	(178)	309

Total	$86,136	$123,100	$209,236	$(42,556)	$80,544

Income tax impact of additional stock-based compensation expense		(42,556)

Cumulative effect of stock-based compensation adjustments through December 31, 2003		80,544
Other adjustments, net of tax, through December 31, 2003		(4,000)

Cumulative effect at January 1, 2004 in the beginning balance of retained earnings		$76,544

(1)	Additional compensation expense is the result of improper measurement dates for stock option grants, improper accounting for modifications of the key terms of certain stock option awards and the correction of accounting errors primarily related to variable awards.

(2)	Includes income tax benefit on additional stock-based compensation expense, adjustments for tax deductions prohibited under Section 162(m) of the Internal Revenue Code as a result of the additional stock-based compensation expense and various other adjustments resulting from the impact of additional stock-based compensation recorded in the applicable year.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the impact of the restatement on stock-based compensation expense in our consolidated statements of income for the years ended December 31, 2005 and 2004 (in thousands):

Income Tax
Benefit on
				Additional	Additional
	Stock-Based	Additional	Stock-Based	Stock-Based	Stock-Based
	Compensation	Stock-Based	Compensation	Compensation	Compensation
	Expense, as	Compensation	Expense,	Expense, as	Expense, Net of
Year Ended December 31,	Previously Reported	Expense(1)	as Restated	Restated(2)	Tax, as Restated

2005	$1,056	$3,415	$4,471	$(930)	$2,485
2004	14,320	10,843	25,163	(3,662)	7,181

(1)	Additional compensation expense is the result of improper measurement dates for stock option grants, improper accounting for modifications of the key terms of certain stock option awards and the correction of accounting errors primarily related to variable awards.

(2)	Includes income tax benefit on additional stock-based compensation expense, adjustments for tax deductions prohibited under Section 162(m) of the Internal Revenue Code as a result of the additional stock-based compensation expense and various other adjustments resulting from the impact of additional stock-based compensation recorded in the applicable year.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reconcile the impact of the additional non-cash charges for stock-based compensation, other adjustments and the related tax effects on our financial statements as of December 31, 2005 and 2004 and for the years then ended:

Consolidated Balance Sheet

	December 31, 2005
	(As previously	(Adjustments)	(As restated)
	reported)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$728,592	$—	$728,592
Restricted cash	50,489	—	50,489
Short-term marketable securities	316,298	—	316,298
Accounts receivable, net of allowance for doubtful accounts of $2,389	158,680	450	159,130
Prepaid expenses and prepaid taxes	78,945	187	79,132
Deferred income taxes	206,811	(2,603)	204,208
Other current assets	27,846	644	28,490

Total current assets	1,567,661	(1,322)	1,566,339
Long-term marketable securities	212,131	—	212,131
Restricted cash	939	—	939
Property and equipment, net	85,641	51	85,692
Deferred income taxes	241,315	(3,345)	237,970
Intangible assets, net	80,782	(696)	80,086
Goodwill	438,396	(908)	437,488
Other assets	15,759	(170)	15,589

Total assets	$2,642,624	$(6,390)	$2,636,234

LIABILITIES
Current liabilities:
Accounts payable	$34,678	$—	$34,678
Accrued SEC settlement	50,000	—	50,000
Accrued income taxes	81,227	(4,487)	76,740
Accrued compensation	50,617	5,164	55,781
Other accrued liabilities	82,011	3,449	85,460
Deferred revenue	570,458	5,207	575,665

Total current liabilities	868,991	9,333	878,324
Deferred revenue, less current portion	175,962	179	176,141
Accrued taxes and other long-term liabilities	142,638	4,490	147,128

Total liabilities	1,187,591	14,002	1,201,593

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	1,705	—	1,705
Treasury stock	(68,395)	—	(68,395)
Additional paid-in capital	1,356,881	86,862	1,443,743
Deferred stock-based compensation	(474)	(7,672)	(8,146)
Accumulated other comprehensive income	31,302	2,621	33,923
Retained earnings	134,014	(102,203)	31,811

Total stockholders’ equity	1,455,033	(20,392)	1,434,641

Total liabilities and stockholders’ equity	$2,642,624	$(6,390)	$2,636,234

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
	(As previously	(Adjustments)	(As restated)
	reported)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$291,155	$—	$291,155
Short-term marketable securities	232,929	—	232,929
Accounts receivable, net of allowance for doubtful accounts of $2,536	146,376	476	146,852
Prepaid expenses, prepaid taxes, and other current assets	99,513	5,987	105,500
Deferred income taxes	200,459	2,629	203,088

Total current assets	970,432	9,092	979,524
Long-term marketable securities	400,597	—	400,597
Restricted cash	617	—	617
Property and equipment, net	91,715	782	92,497
Deferred income taxes	220,604	(248)	220,356
Intangible assets, net	107,133	1,762	108,895
Goodwill	439,180	(2,419)	436,761
Other assets	16,254	634	16,888

Total assets	$2,246,532	$9,603	$2,256,135

LIABILITIES
Current liabilities:
Accounts payable	$32,891	$(1,449)	$31,442
Accrued income taxes	70,778	(2,200)	68,578
Accrued compensation	53,146	5,936	59,082
Other accrued liabilities	82,300	1,899	84,199
Deferred revenue	475,621	419	476,040

Total current liabilities	714,736	4,605	719,341
Deferred revenue, less current portion	125,752	(307)	125,445
Accrued taxes and other long-term liabilities	204,796	311	205,107

Total liabilities	1,045,284	4,609	1,049,893

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	1,623	—	1,623
Treasury stock	—	—	—
Additional paid-in capital	1,178,855	89,851	1,268,706
Deferred stock-based compensation	(1,777)	(6,654)	(8,431)
Accumulated other comprehensive income	27,361	3,389	30,750
Retained earnings	(4,814)	(81,592)	(86,406)

Total stockholders’ equity	1,201,248	4,994	1,206,242

Total liabilities and stockholders’ equity	$2,246,532	$9,603	$2,256,135

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31, 2005				Year Ended December 31, 2004
	(As previously		(Adjustments)	(As restated)	(As previously	(Adjustments)	(As restated)
	reported)				reported)
	(In thousands, except per share data)

Net revenue:
Service and support	$541,238	(1)	$3,239	$544,477	$464,238	$(512)	$463,726
Subscription	318,206	(1)	—	318,206	215,817	—	215,817
Product	127,855	(1)	(8,910)	118,945	230,487	(2,457)	228,030

Total net revenue	987,299		(5,671)	981,628	910,542	(2,969)	907,573

Cost of net revenue:
Service and support(2)	30,881	(1)	(6,702)	24,179	23,768	2,257	26,025
Subscription(2)	54,275	(1)	9,203	63,478	38,476	8	38,484
Product(2)	63,944	(1)	670	64,614	73,334	1,184	74,518
Amortization of purchased technology	15,515		2,252	17,767	13,331	1,556	14,887

Total cost of net revenue	164,615		5,423	170,038	148,909	5,005	153,914

Operating costs:
Research and development(2)	176,350		59	176,409	172,717	2,155	174,872
Marketing and sales(2)	294,234		5,855	300,089	354,380	(1,306)	353,074
General and administrative(2)	123,756		(269)	123,487	141,561	3,477	145,038
Amortization of intangibles	12,902		(68)	12,834	14,065	170	14,235
Restructuring charges	3,731		51	3,782	17,493	(51)	17,442
In-process research and development	4,000		—	4,000	—	—	—
Gain on sale of assets and technology(2)	(56)		—	(56)	(240,336)	—	(240,336)
SEC settlement charge	50,000		—	50,000	—	—	—
Reimbursement from transition services agreement	(362)		—	(362)	(5,997)	—	(5,997)
Reimbursement related to litigation settlement	—		—	—	(24,991)	—	(24,991)
Severance/bonus costs related to Sniffer and Magic disposition(2)	—		—	—	10,070	—	10,070

Total operating costs	664,555		5,628	670,183	438,962	4,445	443,407

Income from operations	158,129		(16,722)	141,407	322,671	(12,419)	310,252
Interest and other income	24,837		1,866	26,703	15,889	(1,238)	14,651
Interest and other expenses	—		—	—	(5,315)	—	(5,315)
Loss on repurchase of convertible debt	—		—	—	(15,070)	—	(15,070)
Loss on investments, net	(1,432)		—	(1,432)	(1,704)	—	(1,704)

Income before provision for income taxes	181,534		(14,856)	166,678	316,471	(13,657)	302,814
Provision for income taxes	42,706		5,755	48,461	91,406	(8,609)	82,797

Net income	$138,828		$(20,611)	$118,217	$225,065	$(5,048)	$220,017

Other comprehensive income:
Unrealized losses on marketable securities, net of reclassification adjustment for losses recognized on marketable securities during the period and income tax	$(638)		$—	$(638)	$(2,129)	$—	$(2,129)
Foreign currency translation (loss) gain	4,579		(768)	3,811	(4,537)	2,735	(1,802)

Comprehensive income	$142,769		$(21,379)	$121,390	$218,399	$(2,313)	$216,086

Net income per share — basic	$0.84		$(0.12)	$0.72	$1.40	$(0.03)	$1.37

Net income per share — diluted	$0.82		$(0.12)	$0.70	$1.31	$(0.03)	$1.28

Shares used in per share calculation — basic	165,087		(45)	165,042	160,714	(204)	160,510

Shares used in per share calculation — diluted	169,234		15	169,249	177,099	286	177,385

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	During 2005, we made certain reclassifications from product revenue to service and support revenue, primarily related to online subscriptions. Total net revenue was not impacted by these reclassifications. As of January 1, 2006, we changed the presentation of our net revenue and cost of net revenue to include three categories: (i) product, which includes hardware and perpetual licenses (ii) subscription, which includes subscription-based offerings and (iii) service and support, which includes maintenance, consulting and training. Previously, we chose to allocate our subscription business between product revenue and services and support revenue instead of presenting it as a separate category. We believe this new presentation is consistent with the way we currently manage our business as we grow the subscription component of both our corporate and consumer businesses. In the table below, we have applied the change in presentation retrospectively to the balances previously reported for the years ended December 31, 2005 and 2004. Total net revenues and cost of net revenues were not affected by the change.

The following table presents our 2005 and 2004 net revenue and cost of net revenue as previously reported in our 2005 annual report on Form 10-K (in thousands):

	Years Ended December 31,
	2005	2004
	(As previously	(As previously
	reported)	reported)

Net revenue:
Product	$167,538	$294,163
Service and support	819,761	616,379

Total net revenue	$987,299	$910,542

Cost of net revenue:
Product	$63,272	$73,058
Service and support	85,828	62,520
Amortization of purchased technology	15,515	13,331

Total cost of net revenue	$164,615	$148,909

The following table presents our revised 2005 and 2004 net revenue and cost of net revenue presentation, prior to the effect of restatement adjustments (in thousands):

	Year Ended December 31,
	2005	2004

Net revenue:
Service and support	$541,238	$230,487
Subscription	318,206	215,817
Product	127,855	464,238

Total net revenue	$987,299	$910,542

Cost of net revenue:
Service and support	$30,881	$23,768
Subscription	54,275	38,476
Product	63,944	73,334
Amortization of purchased technology	15,515	13,331

Total cost of net revenue	$164,615	$148,909

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Includes the following amounts related to stock-based compensation:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	(As previously	(Adjustments)	(As restated)	(As previously	(Adjustments)	(As restated)
	reported)			reported)

Stock-based compensation included in cost of net revenue:
Service and support	$—	$14	$14	$—	$215	$215
Subscription	—	36	36	—	109	109
Product	—	(5)	(5)	—	713	713

Total stock-based compensation included in cost of net revenue	—	45	45	—	1,037	1,037
Stock-based compensation included in operating costs:
Research and development	(234)	758	524	6,518	3,020	9,538
Marketing and sales	(25)	1,507	1,482	2,642	4,061	6,703
General and administrative	1,315	1,105	2,420	4,085	2,725	6,810
Gain on sale of assets and technology	—	—	—	84	—	84
Severance/bonus costs related to Sniffer and Magic disposition	—	—	—	991	—	991

Total stock-based compensation included in operating costs	1,056	3,370	4,426	14,320	9,806	24,126

Total stock-based compensation	$1,056	$3,415	$4,471	$14,320	$10,843	$25,163

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restatement did not impact net cash flows from operating, investing or financing activities. However, certain items within net cash provided by operating activities were impacted by the adjustments. The following table shows the effects of the restatement on previously reported cash flow items within operating activities:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	(As previously	(Adjustments)	(As restated)	(As previously	(Adjustments)	(As restated)
	reported)			reported)
			(In thousands)

Cash flows from operating activities:
Net income	$138,828	$(20,611)	$118,217	$225,065	$(5,048)	$220,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,884	2,112	66,996	66,699	1,637	68,336
Tax benefit from exercise of nonqualified stock options	34,442	(7,423)	27,019	72,622	(19,409)	53,213
Deferred income taxes	(13,762)	7,219	(6,543)	(21,503)	(3,332)	(24,835)
Non-cash stock-based compensation expense	1,056	3,415	4,471	14,320	10,843	25,163
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(23,309)	105	(23,204)	35,668	(1,738)	33,930
Prepaid expenses, prepaid taxes and other assets	(13,249)	3,778	(9,471)	(6,267)	(2,030)	(8,297)
Accounts payable	2,060	1,476	3,536	(423)	(900)	(1,323)
Accrued taxes and other liabilities	39,128	4,102	43,230	15,388	15,178	30,566
Deferred revenue	182,190	5,827	188,017	161,933	4,799	166,732

Net effect on cash flows from operating activities		$—			$—

Non cash investing and financing activities:
Fair value of assets acquired in business combinations	$17,080	$3,869	$20,949	$110,394	$(920)	$109,474
Cash paid for income taxes	$38,024	$(1)	$38,023	$31,393	$(9,481)	$21,912
Cash received from income tax refunds	$—	$14,416	$14,416	$—	$1,443	$1,443

Allowance for doubtful accounts and allowance for sales returns and other incentives were impacted by restatement adjustments. The following table shows the effects of the restatement on previously reported allowance for doubtful accounts and sales returns and other incentives:

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	(As	(Adjustments)	(As	(As	(Adjustments)	(As	(As	(Adjustments)	(As
	previously		restated)	previously		restated)	previously		restated)
	reported)			reported)			reported)
	(In thousands)

Allowance for doubtful accounts	$2,389	$—	$2,389	$2,536	$(261)	$2,275	$3,070	$(8)	$3,062
Sales returns and other incentives	$32,573	$(634)	$31,939	$29,224	$97	$29,321	$39,599	$1,746	$41,345

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Business Combinations

Citadel Security Software

In December 2006, we acquired substantially all of the assets of Citadel Security Software Inc. (“Citadel”), a security software provider focused on solutions in security policy compliance and vulnerability remediation, for $56.1 million in cash, plus an estimated $3.9 million in working capital reimbursement and $1.2 million in direct acquisition costs, totaling $61.2 million. We have incorporated Citadel’s technology into our existing consumer products.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $41.7 million of goodwill. We recorded no in-process research and development related to this acquisition.

The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 5.0 years or a weighted-average period of 4.0 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.6 million through 2008, was established at the close of the acquisition. At December 31, 2006, less than $0.1 million had been expensed and paid related to this performance plan.

Onigma

In October 2006, we acquired 100% of the outstanding capital shares of Onigma Ltd. (“Onigma”), a provider of data protection solutions that monitor, report and prevent confidential data from leaving an enterprise, for $18.9 million in cash and $0.2 million in direct acquisition costs, totaling $19.1 million. We have incorporated Onigma’s technology into our existing corporate security products.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. There was no goodwill associated with this acquisition. We recorded no in-process research and development related to this acquisition.

The intangible assets are being amortized over their useful lives of 2.0 to 4.0 years or a weighted-average period of 3.9 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $1.0 million through 2007, was established at the close of the acquisition. At December 31, 2006, $0.1 million had been expensed and no amounts had been paid related to this performance plan.

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

We recorded $0.5 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development.The in-process research and development included the development of a new version of the security risk management system that will include increased functionality and new features. We introduced this version

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the fourth quarter of 2006. At the date of acquisition, we estimated that 40% of the development effort had been completed and that the remaining 60% of development would take two months to complete. As of December 31, 2006, all development was completed and costs were $0.5 million. The intangible assets, other than goodwill, are being amortized over their useful lives of 3.0 to 5.0 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.8 million through 2007, was established at the close of the acquisition. At December 31, 2006, $0.2 million had been expensed related to this performance plan and no payments had been made.

SiteAdvisor

In April 2006, we acquired 100% of the outstanding capital shares of SiteAdvisor, Inc., a web safety consumer software company that tests and rates internet sites on an ongoing basis, for $60.8 million in cash and $0.2 million in direct acquisition costs, totaling $61.0 million. We have bundled the SiteAdvisor technology with our existing consumer product offerings.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $50.6 million of goodwill (none of which is deductible for tax purposes). We recorded no in-process research and development related to this acquisition.

The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 4.0 years or a weighted-average period of 3.0 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $9.2 million through 2008, was established at the close of the acquisition. At December 31, 2006, $5.0 million had been expensed and paid related to this performance plan.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of Citadel, Onigma, Preventsys and SiteAdvisor as adjusted for purchase price valuation procedures (in thousands):

	SiteAdvisor	Preventsys	Onigma	Citadel	Total

Technology	$15,450	$3,540	$23,139	$15,900	$58,029
Other intangibles	420	890	1,889	6,500	9,699
Goodwill	50,607	260	—	41,660	92,527
Cash	29	23	125	—	177
Other assets	485	661	281	1,072	2,499
Deferred tax assets	377	1,978	530	—	2,885

Total assets acquired	67,368	7,352	25,964	65,132	165,816
Accrued liabilities	37	1,015	372	—	1,424
Deferred revenue	—	203	—	3,937	4,140
Deferred tax liabilities	6,269	1,750	6,429	—	14,448

Total liabilities assumed	6,306	2,968	6,801	3,937	20,012

Net assets acquired	61,062	4,384	19,163	61,195	145,804

In-process research and development expensed	—	460	—	—	460

Total acquisition cost	$61,062	$4,844	$19,163	$61,195	$146,264

The results of operations for Citadel, Onigma, Preventsys and SiteAdvisor have been included in our results of operations since the date of acquisition.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information presents our combined results with Citadel and Preventsys as if the acquisitions had occurred at the beginning of 2006 and 2005 (in thousands, except per share data):

	Year Ended December 31,
	2006	2005

Pro forma net revenue	$1,157,986	$993,485

Pro forma net income	$119,371	$88,300

Pro forma basic net income per share,	$0.74	$0.54

Pro forma diluted net income per share	$0.73	$0.52

Shares used in per share calculation — basic	160,945	165,042

Shares used in per share calculation — diluted	163,052	169,249

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired. The pro forma financial information excludes the effects of the in-process research and development totaling $0.5 million that was expensed immediately. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2006 and 2005, nor are they indicative of future operations of the combined companies.

Pro forma results of operations for Onigma and SiteAdvisor have not been presented because the effects of these acquisitions, individually or in the aggregate, were not material to our results of operations.

Wireless Security Corporation

In June 2005, we acquired 100% of the outstanding shares of Wireless Security Corporation, a provider of home and small business wireless network protection products, for $20.0 million in cash and $0.3 million of direct expenses, totaling $20.3 million. We acquired Wireless Security Corporation to continue to develop their patent-pending technology, introduce a new consumer offering and to utilize the technology in our small business managed solutions. The results of operations of Wireless Security Corporation have been included in our results of operations since the date of acquisition.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $13.1 million of goodwill (none of which is deductible for tax purposes). The

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following is a summary of the assets acquired and liabilities assumed in the acquisition of Wireless Security Corporation as adjusted for the resolution of purchase price valuation procedures (in thousands):

Technology	$1,500
Other intangibles	300
Goodwill	13,247
Cash	131
Other assets	34
Deferred tax assets	1,870

Total assets acquired	17,082
Accrued liabilities	40
Deferred tax liabilities	711

Total liabilities assumed	751

Net assets acquired	16,331

In-process research and development expensed	4,000

Total acquisition cost	$20,331

We recorded $4.0 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved. The in-process research and development included the development of the consumer wireless security product that we introduced in the third quarter of 2005. In addition, the in-process research and development included existing wireless security offerings that we integrated in our small business managed solution. At the date of acquisition, we estimated that 60% of the development effort had been completed and that the remaining 40% of the development would take two months to complete. As of December 31, 2005, we had completed the remaining development efforts and costs were $0.6 million. The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 3.5 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan was established at the close of the acquisition. We expect payments under the plan to total $1.2 million. At December 31, 2006, $1.2 million had been expensed and $0.8 million had been paid related to this performance plan. The results of operations for Wireless Security Corporation prior to the acquisition would not have a material impact on our results of operations on a pro forma basis.

Foundstone, Inc.

In October 2004, we acquired 100% of the outstanding shares of Foundstone, Inc., a provider of risk assessment and vulnerability services and products, for $82.5 million in cash and $3.1 million of direct expenses, totaling $85.6 million. Total consideration paid for the acquisition was $90.4 million including $4.8 million for the fair value of vested stock options assumed in the acquisition. We acquired Foundstone to enhance our vulnerability management and risk assessment product line and to deliver enhanced risk classification of prioritized assets, automated shielding and risk remediation using intrusion prevention technology, and automated enforcement and compliance. The results of operations of Foundstone have been included in our results of operations since the date of acquisition.

Under the transaction, we recorded $27.0 million for developed technology, $1.0 million for acquired product rights, including revenue related order backlog and contracts, $0.6 million for trade names/trademarks and non-compete arrangements, $57.4 million for goodwill (none of which is deductible for tax purposes), $0.5 million for net deferred tax liabilities and $4.9 million of tangible assets, net of liabilities. The intangible assets acquired in the acquisition, excluding goodwill, are being amortized over their estimated useful lives of 2.0 to 6.5 years or a

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average period of 6.4 years. We accrued $0.3 million in severance costs for employees terminated at the time of the acquisition. As of December 31, 2006, we have paid all severance costs related to the acquisition.

As part of the Foundstone acquisition, we assumed a portion of outstanding vested and unvested Foundstone stock options. The intrinsic value or fair value, as applicable, of the stock options will be recognized by us through 2008 as employment services are provided. For the years ended December 31, 2006, 2005 and 2004, we expensed $0.3 million, $0.5 million and $0.2 million, respectively, related to the Foundstone stock options. At December 31, 2006, unearned compensation to be recognized by us in future periods as services are provided was $0.1 million.

We cancelled the Foundstone stock options we did not assume, such options being held by four executives, in exchange for a cash payment equal to the intrinsic value of the cancelled stock options based on the purchase price per share. Forty percent of this amount was placed into escrow accounts for the four executives, the Key Employee Escrow, along with 40% of the proceeds for the purchase of shares from the four executives. The four executives also received retention bonus payments, which were placed into Key Employee Escrow accounts. The Key Employee Escrow amounts are subject to vesting provisions from the date of acquisition through October 1, 2007. We recorded the $5.6 million paid into Key Employee Escrow as prepaid compensation, which is being recognized as compensation expense over the vesting period. In January 2005, the vesting schedule was amended such that a greater portion of the escrow amount vests within one year of the close of the transaction. For the year ended December 31, 2006 and 2005, we recorded $1.3 million and $2.9 million, respectively, in expense for escrow amounts vesting in the period.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques and the assistance of valuation consultants. The following is the final summary of assets acquired and liabilities assumed in the acquisition of Foundstone after all purchase price valuation procedures (in thousands):

Technology	$27,000
Other intangible assets	1,600
Goodwill	57,693
Cash	920
Other assets	12,682
Deferred tax assets	10,464

Total assets acquired	110,359
Accrued liabilities	8,684
Deferred tax liabilities	11,297

Total liabilities assumed	19,981

Net assets acquired	$90,378

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information presents our combined results with Foundstone as if the acquisition had occurred at the beginning of 2004 (in thousands except per share amounts):

2004
(Unaudited)

Pro forma net revenue	$924,626

Pro forma net income	$207,179

Pro forma basic net income per share	$1.29

Shares used in per share calculation — basic	160,510

Pro forma diluted net income per share	$1.21

Shares used in per share calculation — diluted	177,385

The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisition, amortization of identifiable intangible assets and adjustments for expenses incurred in conjunction with the acquisition.

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

Revenue related to McAfee Labs was $1.9 million and $6.4 million for the years ended December 31, 2005 and 2004, respectively.

Sniffer Technologies

In July 2004, we completed our sale of our Sniffer product line to Network General Corporation for $213.8 million in cash, net of $4.0 million in direct costs. We recorded a gain on sale of $197.4 million in 2004. Sniffer assets and liabilities in our other reporting units were not material. Revenue related to Sniffer was $91.4 million in 2004.

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

Also in conjunction with the sale of our Sniffer product line, we paid severance and bonuses to the former executives of Sniffer for their assistance in the transaction. The total bonuses and severance accrued was $7.7 million in 2004, of which $5.3 million was paid in 2004 and $2.4 million was paid in 2005. Furthermore,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we accelerated the vesting of these executives’ stock options, which resulted in a stock-based compensation expense of $1.0 million in 2004.

Magic Solutions

In January 2004, we completed our sale of our Magic Solutions product line to BMC Software for $47.1 million in cash. We recorded a gain of $46.1 million in 2004. Magic did not represent a separate component of our Company as its operations and cash flows could not be sufficiently separated from the rest of our business; consequently, its results of operations are included in income from continuing operations in the consolidated statements of income through the date of sale. Magic assets and liabilities in our other operating regions were not material. Revenue related to Magic was $2.8 million in 2004.

In conjunction with the Magic sale, we paid a $1.4 million bonus to an executive related to the transaction.

6.	Marketable Securities and Cash and Cash Equivalents

Marketable securities, which are classified as available-for-sale, are summarized as follows (in thousands):

	December 31, 2006
	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$179,466	$28	$(675)	$178,819
Corporate debt securities	642,975	391	(874)	642,492
Time deposits	29,231	—	—	29,231

	$851,672	$419	$(1,549)	$850,542

	December 31, 2005
	Purchase/	Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value

U.S. Government debt securities	$199,233	$—	$(1,770)	$197,463
Corporate debt securities	293,917	17	(1,618)	292,316
Time deposits	38,650	—	—	38,650

	$531,800	$17	$(3,388)	$528,429

At December 31, 2006, $215.7 million of marketable debt securities had scheduled maturities of less than one year and are classified as current assets. Marketable securities of $634.8 million have maturities ranging from greater than one year to less than three years and are classified as non current assets.

The following table summarizes the components of the cash and cash equivalents balance (in thousands):

	December 31,
	2006	2005

Cash and money market funds, at cost which approximates fair value	$369,617	$718,109
Corporate debt securities, primarily commercial paper	20,010	10,483

Total cash and cash equivalents	$389,627	$728,592

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized gains (losses) upon the sale of investments using the specific identification method. The following table summarizes the gross realized gains (losses) for the years ending December 31 (in thousands):

	Years Ended December 31,
	2006	2005	2004

Realized gains	$596	$697	$922
Realized losses	(240)	(2,129)	(2,626)

Net realized gain (loss)	$356	$(1,432)	$(1,704)

The following table summarizes the fair value and gross unrealized losses related to those available-for-sale securities that have unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government debt securities	$82,293	$(107)	$51,764	$(568)	$134,057	$(675)
Corporate debt securities	102,610	(211)	26,857	(123)	129,467	(334)
Asset-backed securities	202,114	(269)	34,431	(271)	236,545	(540)

	$387,017	$(587)	$113,052	$(962)	$500,069	$(1,549)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We invest in government securities and debt instruments with investment grade credit ratings, and believe that the financial position of the issuers of these securities are indicators that the securities are not impaired as of December 31, 2006.

7.	Derivatives

Forward Exchange Contracts

We conduct business globally. As a result, we are exposed to movements in foreign currency exchange rates. From time to time we enter into forward exchange contracts to reduce exposures associated with nonfunctional currency assets and liabilities such as accounts receivable and accounts payable denominated in Euros, British Pound Sterling, Brazilian Reals, and Japanese Yen, and Indian Rupees. The forward contracts typically range from one to three months in original maturity. In general, we do not hedge anticipated foreign currency cash flows nor do we enter into forward contracts for trading purposes. We do not use any foreign exchange derivatives for trading or speculative purposes.

The forward contracts do not qualify for hedge accounting and accordingly are marked to market at the end of each reporting period with any unrealized gain or loss being recognized in the statement of income as interest and other income. We had no forward contracts outstanding at December 31, 2005. The forward contracts outstanding and their fair values are presented below as of December 31, 2006 (in thousands):

December 31,
2006

Euro	$201
British Pound Sterling	304
Brazilian Real	(2)

$503

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

In July 2002, we entered into interest rate swap transactions (“the Transactions”), with two investment banks (“the Banks”), to hedge the interest rate risk of our outstanding 5.25% Convertible Subordinated Notes due in 2006 (“the Notes” see Note 13). The Notes were issued in August 2001 with an aggregate principal amount of $345.0 million.

We received from the Banks fixed payments equal to 5.25% percent of the notional amount, payable on February 15 and August 15 which started on August 15, 2002. In exchange, we paid to the Banks floating rate payments based upon the London Interbank Offered Rate (“LIBOR”), plus 1.66% multiplied by the notional amount of the Transactions with the LIBOR resetting every three months which began on August 15, 2002.

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

To test the effectiveness of the hedge prior to the repayment of the Notes, a regression analysis was performed at least quarterly comparing the change in fair value of the Transactions and the Notes. The fair values of the Transactions and the Notes were calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date was based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and our stock prices. For 2004, the hedge was highly effective until the repayment of the Notes and therefore, the ineffective portion did not have a material impact on earnings.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Consolidated Balance Sheet Detail (in thousands):

	December 31,
	2006	2005
	(In thousands)

Property and equipment:
Building	$19,839	$19,828
Furniture and fixtures	19,689	16,564
Computers, equipment and software	181,175	159,349
Leasehold improvements	29,380	23,649
Construction in progress	13,797	8,533

	263,880	227,923
Accumulated depreciation	(178,798)	(147,293)

	85,082	80,630
Land	6,917	5,062

Total property and equipment, net	$91,999	$85,692

Depreciation expense for 2006, 2005 and 2004 was $35.9 million, $36.4 million and $39.2 million, respectively.

	December 31,
	2006	2005
	(In thousands)

Other accrued liabilities:
Accrued legal and accounting fees	$18,134	$13,666
Accrued marketing	23,317	15,172
Other accrued expenses	66,967	56,622

	$108,418	$85,460

	December 31,
	2006	2005
	(In thousands)

Accrued taxes and other long-term liabilities:
Accrued income taxes, long-term	$120,836	$127,191
Other	29,088	19,937

	$149,924	$147,128

Long-term liabilities represent accruals for which we believe related cash flows will occur after December 31, 2007.

9.	Restructuring

2006 Restructuring

In 2006, we initiated certain restructuring actions to reduce our cost structure and, at the same time, enable us to invest in certain strategic growth initiatives to enhance our competitive position.

In the fourth quarter of 2006, we recorded a $2.4 million restructuring charge related to a reduction of primarily marketing and sales employees. The charge related to the severance of 75 employees, of which $1.0 million,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.1 million, $0.1 million and $0.2 million was recorded in our North America, EMEA, Japan and Asia-Pacific operating segments, respectively.

The following table summarizes our restructuring accrual established in 2006 and activity through December 31, 2006 (in thousands):

Severance and
Other Benefits

Balance, January 1, 2006	$—
Restructuring accrual	2,404
Cash payments	(14)

Balance, December 31, 2006	$2,390

As of December 31, 2006, this restructuring accrual has been classified as current accrued liabilities and will be paid through the first quarter of 2007.

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

The following table summarizes our restructuring accrual established in 2005 and activity through December 31, 2006 (in thousands):

	Lease	Severance
	Termination	and Other	Other
	Costs	Benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,800	216	4	2,020
Cash payments	(1,205)	(216)	(4)	(1,425)
Effects of foreign currency exchange	(14)	—	—	(14)
Accretion	23	—	—	23

Balance, December 31, 2005	604	—	—	604
Cash payments	(577)	—	—	(577)
Adjustment to liability	4	—	—	4
Effects of foreign currency exchange	(19)	—	—	(19)
Accretion	12	—	—	12

Balance, December 31, 2006	$24	$—	$—	$24

As of December 31, 2006, the remaining balance of this restructuring accrual is due within 12 months and has been classified as current accrued liabilities and will be paid through July 2007. Lease termination costs are net of estimated sublease income of less than $0.1 million at December 31, 2006.

2004 Restructuring

During 2004, we recorded several restructuring charges primarily due to the sale of Magic in January 2004, announced cost-savings measures, the move of our European headquarters to Ireland, permanently vacating an

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional two floors in our Santa Clara headquarters building and permanently vacating several other leased facilities. During 2004, we reduced our workforce totaling 441 employees in our sales, technical support and general and administrative functions. We recorded several restructuring charges totaling $8.4 million, of which $2.8 million related to North America, $4.7 million related to EMEA, $0.7 million related to Latin America, and $0.2 million to Asia-Pacific, excluding Japan.

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

During 2006, we decreased our restructuring accrual by $0.6 million attributable to a change in assumptions related to subleased facilities in Amsterdam and Santa Clara.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring accruals established in 2004 and activity through December 31, 2006 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	9,973	7,932	480	18,385
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(231)	(275)	—	(506)
Accretion	74	—	—	74

Balance, December 31, 2004	9,237	3,482	417	13,136
Restructuring accrual	1,454	1,382	20	2,856
Cash payments	(2,747)	(4,864)	(297)	(7,908)
Adjustment to liability	(810)	—	(140)	(950)
Effects of foreign currency exchange	(46)	—	—	(46)
Accretion	341	—	—	341

Balance, December 31, 2005	7,429	—	—	7,429
Cash payments	(2,111)	—	—	(2,111)
Adjustment to liability	(598)	—	—	(598)
Effects of foreign currency exchange	97	—	—	97
Accretion	256	—	—	256

Balance, December 31, 2006	$5,073	$—	$—	$5,073

As of December 31, 2006, $1.7 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $3.4 million has been classified as other long-term liabilities, and will be paid through 2013. Lease termination costs are net of estimated sublease income of $5.7 million at December 31, 2006.

2003 Restructuring

In January 2003, as part of a restructuring effort to gain operational efficiencies, we consolidated operations formerly housed in three leased facilities in the Dallas, Texas area into our regional headquarters facility in Plano, Texas. The facility houses employees working in finance, information technology, legal, human resources, field sales and the customer support and telesales groups. As part of the consolidation of activities into the Plano facility, we relocated employees from the Santa Clara, California headquarters site. As a result of this consolidation, in March 2003, we recorded a $15.7 million accrual for estimated lease related costs associated with permanently vacated facilities, partially offset by a $1.9 million write-off of a deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of $2.1 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment. This restructuring charge was allocated to our North American segment.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2004, we decreased the restructuring accrual related to lease termination costs previously recorded in 2003. The adjustments decreased the liability by $0.5 million 2004, due to favorable changes in estimates related to the sublease income to be received over the remaining lease term. Also in 2004, we recorded a $0.1 million adjustment to reduce the restructuring accrual for severance and benefits from our EMEA operating segment that would not be utilized.

During 2005, we decreased our restructuring accrual totaling $1.0 million due to a change in assumptions related to utility costs and sublease income.

During 2006, we decreased our restructuring accrual by $1.9 million attributable to a change in assumptions related to commissions on new and existing subleases and favorable changes in market rates associated with our subleased space.

The following table summarizes our restructuring accrual established in 2003 and activity through December 31, 2006 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	$14,217	$317	$—	$14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(483)	(123)	—	(606)
Accretion	548	—	—	548

Balance, December 31, 2004	12,441	—	—	12,441
Cash payments	(1,279)	—	—	(1,279)
Adjustment to liability	(1,006)	—	—	(1,006)
Accretion	498	—	—	498

Balance, December 31, 2005	10,654	—	—	10,654
Cash payments	(1,960)	—	—	(1,960)
Adjustment to liability	(1,908)	—	—	(1,908)
Accretion	389	—	—	389

Balance, December 31, 2006	$7,175	$—	$—	$7,175

As of December 31, 2006, $1.4 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $5.8 million has been classified as other long-term liabilities and will be paid through 2013. Lease termination costs are net of estimated sublease income of $10.2 million at December 31, 2006.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our estimate of the excess facilities charges may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases, the market rates at the time of such subleases and the amount of commissions paid in association with sublease activities. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2005 were primarily in the EMEA, Japan, and North America operating segments and 2003 were primarily in the North America operating segment.

10.	Goodwill and Other Intangible Assets

We perform our annual goodwill impairment review as of October 1 of each fiscal year or earlier if indicators of impairment exist. In 2006, 2005, and 2004, these analyses have indicated that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the present value of estimated future cash flows and of the market multiple value. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts. No impairment was identified for any period presented.

Goodwill by geographic region is as follows (in thousands):

				Effects of				Effects of
				Foreign				Foreign
	January 1,	Goodwill		Currency	December 31,	Goodwill		Currency	December 31,
	2005	Acquired	Adjustments	Exchange	2005	Acquired	Adjustments	Exchange	2006

North America	$353,484	$9,422	$(10,140)	$266	$353,032	$59,229	$216	$(24)	$412,453
EMEA	48,458	3,406	(1,613)	(322)	49,929	25,098	33	385	75,445
Japan	17,584	163	(247)	—	17,500	1,266	5	—	18,771
Asia-Pacific (excluding Japan)	6,332	(32)	(357)	—	5,943	6,014	3	—	11,960
Latin America	10,903	128	(275)	328	11,084	920	3	(159)	11,848

Total	$436,761	$13,087	$(12,632)	$272	$437,488	$92,527	$260	$202	$530,477

Goodwill was acquired during 2006 as a result of the purchase of SiteAdvisor, Preventsys and Citadel, and during 2005 as a result of the purchase of Wireless Security Corporation (see Note 4). The adjustment to goodwill in 2006 of $0.3 million resulted from the realization of net deferred tax assets from the Foundstone acquisition. The adjustment to goodwill in 2005 consisted of $12.8 million related to released valuation allowances placed against acquired net operating losses due to our ability to use them in future periods for Wireless Security Corporation, Entercept, IntruVert, Foundstone, McAfee.com and Traxess, as well as a $0.2 million purchase price adjustment related to Foundstone.

The components of intangible assets are as follows (in thousands):

	December 31, 2006				December 31, 2005
			Accumulated			Accumulated
			Amortization			Amortization
	Weighted		(Including Effects			(Including Effects
	Average	Gross	of Foreign	Net	Gross	of Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other Intangible assets:
Purchased technologies	4.4 years	$203,790	$(119,202)	$84,588	$141,999	$(91,884)	$50,115
Trademarks and patents	5.0 years	29,444	(28,830)	614	28,944	(27,051)	1,893
Customer base and other intangibles	5.8 years	72,161	(43,789)	28,372	62,970	(34,892)	28,078

		$305,395	$(191,821)	$113,574	$233,913	$(153,827)	$80,086

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amortization expenses for the intangible assets listed above totaled $34.4 million, $30.6 million and $29.1 million for 2006, 2005, and 2004, respectively.

	December 31,
	2006	2005
	(In thousands)

Gross intangible assets, beginning of year	$233,913	$235,054
Add: Purchased technologies (amortized over one to seven years)	58,206	1,500
Add: Trademarks and patents (amortized over one to seven years)	500	—
Add: Customer base and other intangibles (amortized over one to seven years)	9,198	300
Add: Change in value due to foreign exchange	3,578	(2,941)

	305,395	233,913
Dispositions	—	—

Gross intangible assets, end of year	$305,395	$233,913

The additions in 2006 are a result of the SiteAdvisor, Preventsys, Onigma and Citadel acquisitions. The additions in 2005 are a result of the Wireless Security Corporation acquisition.

Expected future intangible asset amortization expense is as follows (in thousands):

Fiscal Years:
2007	$41,599
2008	33,644
2009	22,671
2010	13,987
2011	1,673
Thereafter	—

$113,574

11.	Commitments

Leases

We lease most of our operating facilities under non-cancelable operating leases, which expire at various times ranging from the year 2007 through 2017. Our operating leases for facilities typically include renewal periods, which are at our option, and annual contractual escalations in lease payments. Several of our significant leases are subject to rent increases to market rates based on periodic rent reviews. We own our regional office in Plano, Texas. A description of our significant operating leases is as follows:

	Lease Expiration	Renewal Option

Corporate Headquarters, Santa Clara, California	March 2013	10 year renewal
European Headquarters, Cork, Ireland	December 2014	Two 5 year renewals
Sunnyvale, California	May 2010	3 year renewal
Slough, England	September 2017	None
Bangalore, India	December 2009	5 year renewal
Tokyo, Japan	February 2009	2 year renewal

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, we have leased certain office equipment with various lease expiration dates through 2011.

Future minimum lease payments, including contractual and reasonably assured escalations in future lease payments, and sublease rental income under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

		Sublease
	Payments	Income

2007	$17,131	$(2,642)
2008	14,420	(2,554)
2009	12,587	(1,058)
2010	10,896	(978)
2011	10,139	(510)
Thereafter	20,045	(660)

Total	$85,218	$(8,402)

Rent expense for 2006, 2005, and 2004 was $17.6 million, $19.2 million and $20.3 million, respectively. Sublease rental income under non-cancelable subleases was $2.3 million, $1.7 million and $1.0 million for 2006, 2005, and 2004, respectively.

Minimum contractual commitments for telecom contracts, naming rights and advertising services, software licensing agreements and purchase obligations having an initial or remaining non-cancelable term in excess of one year are as follows for the years ended December 31 (in thousands):

	Purchase	Other
	Obligations	Commitments

2007	$5,065	$9,196
2008	—	3,057

Total	$5,065	$12,253

12.	Warranty Accrual and Guarantees

We offer a 90 day warranty on our hardware products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation for the years ended December 31 follows (in thousands):

	December 31,
	2006	2005	2004

Warranty balance, beginning of year	$1,083	$1,818	$1,103
Additional accruals	1,937	3,514	8,037
Disposition of Sniffer	—	—	(807)
Costs incurred during the period	(2,358)	(4,249)	(6,515)

Warranty balance, end of year	$662	$1,083	$1,818

The following is a summary of certain guarantee and indemnification agreements as of December 31, 2006:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be awarded against our customer. We include this infringement indemnification in our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Line of Credit and Convertible Debt

Line of Credit

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of December 31, 2006 and December 31, 2005.

5.25% Convertible Subordinated Note Due 2006

In August 2001, we issued 5.25% convertible subordinated notes (“Notes”), due in 2006 with an aggregate principal amount of $345.0 million. At the option of the holder, the Notes were convertible into our common stock at any time, unless previously redeemed, at a conversion price of $18.07 per share. At any time between August 20, 2004 and August 14, 2005, we would be able to redeem all or a portion of the Notes for cash at a repurchase price of 101% of the principal amount. After August 14, 2005, the repurchase price would be 100% of the principal amount.

In August 2004, we redeemed all of the outstanding Notes at a net price of $265.6 million. Prior to the redemption date, $83.4 million in aggregate principal amount of the Notes converted into 4.6 million shares of our common stock. We recorded a loss on redemption of $15.1 million, which represented the write-off of unamortized debt issuance costs, fair value adjustment and the 1.3% premium paid for redemption.

14.	Employee Benefit Plan

Our 401(k) and Profit Sharing Plan in the United States covers substantially all full-time employees. In 2006, employees could elect to defer up to the lesser of 40% of their pre-tax compensation or $15,000 per year. Our board of directors, at its discretion, can match employee contributions in an amount not to exceed a maximum of $3,600 per year. Our employees in Japan and Canada can participate in plans similar to the 401(k) Plan in the United States. Our contributions to these plans are similar to those in the United States. Annual amounts contributed by us under these plans were $4.0 million, $3.2 million and $4.7 million in 2006, 2005 and 2004, respectively.

15.	Stockholders’ Equity

Common Stock

In November 2003 our board of directors had authorized the repurchase of up to $150.0 million of our common stock in the open market through November 2005. In August 2004, the board of directors authorized the repurchase of $200.0 million of common stock through August 2006 and in April 2005, our board of directors authorized the repurchase of an additional $175.0 million of our common stock in the open market through August 2006. In April 2006, our board of directors authorized the repurchase of an additional $250.0 million of our common stock. We repurchased 9.8 million, 2.8 million and 12.6 million shares of our common stock in 2006, 2005 and 2004 for $234.7 million, $68.4 million and $221.8 million, respectively. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices and our inability to timely file our quarterly reports and annual report with the SEC. As of December 31, 2006, we had remaining authorization to repurchase $246.2 million of our common stock which expired in October 2007 with no additional shares being repurchased.

In 2004, we retired 13.0 million shares of our common stock which had been repurchased on the open market in 2003 and 2004.

In 1998, we deposited 1.7 million shares of common stock with a trustee for the benefit of the employees of the Dr. Solomon’s acquisition to cover the stock options assumed in the acquisition of that company. These shares,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which have been included in the outstanding share balance, were to be issued upon the exercise of stock options by Dr. Solomon’s employees. We determined in June 2004 that Dr. Solomon’s employees had exercised 1.6 million options, and that we had issued new shares in connection with these exercises rather than the trust shares. The trustee returned the 1.6 million shares to us in June 2004, at which time they were retired and were no longer included in the outstanding share balance. In December 2004, the trustee sold the remaining 133,288 shares in the trust for proceeds of $3.8 million, and remitted the funds to us. The terms of the trust prohibited the trustee from returning the shares to us and stipulated that only employees could benefit from the shares. We paid out the $3.8 million to our employees as a bonus in 2004.

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

Preferred Shares Rights Agreement

On October 19, 1998, pursuant to a Preferred Shares Rights Agreement between us and BankBoston, N.A. as Rights Agent, our board of directors announced that it had declared a dividend distribution of one preferred share purchase right, or a right, on each outstanding share of our common stock. Each right will entitle stockholders to buy one one-thousandth of a share of our Series B Participating Preferred Stock at an exercise price of $200.00. The rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the our common stock. We will be entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of our common stock. The dividend distribution was made on November 3, 1998, payable to the stockholders of record on November 3, 1998. The rights expire on October 20, 2008.

16.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

In April 2002, our board of directors adopted McAfee’s 2002 Employee Stock Purchase Plan (“ESPP”) which reserved 2.0 million shares of our common stock for issuance to our employees. In December 2003 and May 2005, our stockholders approved an additional 2.0 million and 1.0 million shares for issuance, respectively, bringing the total number of shares reserved under the plan to 5.0 million. Generally, individuals who are employed for 30 days and perform at least 20 hours of service per week are eligible to participate in the ESPP.

Prior to August 1, 2005, we offered shares of stock for purchase to eligible employees through a series of two-year offering periods. Each two-year offering period was comprised of four consecutive six-month purchase periods. Beginning August 1, 2005, the term of the offering period was changed to six months. Outstanding offering periods that commenced prior to August 1, 2005, would have continued until the end of the two-year offering period, however, beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

During an offering period, employees make contributions to the ESPP through payroll deductions. At the end of each purchase period, we use the accumulated contributions to issue shares of our stock to the participating

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees. The issue price of those shares is equal to the lesser of (i) 85% of our stock price on the first day of the offering period or (ii) 85% of our stock price on the purchase date. No participant may be issued more than $25,000 of common stock in any one calendar year and the maximum number of shares a participant may be issued during a single offering period is 10,000 shares. In 2006 and 2005, 0.4 million and 0.8 million shares were issued under the ESPP at a weighted-average issue price of $17.22 and $14.54, respectively. The total intrinsic value of shares issued under the ESPP during 2006 and 2005 was $2.4 million and $11.1 million, respectively.

Company Stock Incentive Plans

Under the terms of our amended 1997 Stock Incentive Plan (“the “1997 Plan”) we have reserved a total of 38.5 million shares for issuance to employees, officers, directors, third-party contractors and consultants through awards provided in the form of options, restricted stock awards, restricted stock units, or stock appreciation rights. As of December 31, 2006, we have no share-based issuances outstanding with third-party contractors or consultants.

Although some of the options may be exercised immediately upon granting, the majority contain graded vesting provisions, whereby 25% vest one year from the date of grant and thereafter in monthly increments over the remaining three years. All unexercised options expire ten years after the grant date. Restricted stock awards and restricted stock units also vest over a specified period, generally for restricted stock awards ratably over three years and for restricted stock units 50% two years from the grant date and 50% three years from the grant date. Restricted stock awards are common stock issued to the recipient that have not vested. Restricted stock units are promises to issue stock in the future.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activity

A summary of the activity of our employee stock options during 2005 and 2004 and details regarding the options outstanding and exercisable at December 31, 2005 and 2004 are provided below (in thousands, except per share data):

	December 31, 2005		December 31, 2004
	Number of	Weighted-Average	Number of	Weighted-Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of period	19,320	$15.85	29,856	$15.29
Options granted	5,822	24.66	5,797	17.34
Options assumed in conjunction with acquisition	—	—	429	2.69
Options exercised	(7,165)	13.52	(9,152)	11.61
Options canceled	(1,912)	18.45	(7,610)	19.15

Outstanding at end of period	16,065	$19.77	19,320	$15.85

Options exercisable	6,278	$17.77	9,447	$14.54

The following table summarizes stock option activity for the year ended December 31, 2006 (in thousands, except per share data):

	Year Ended December 31, 2006
			Weighted-Average
	Number of	Weighted-Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value(1)

Outstanding at beginning of period	16,065	$19.77
Options granted	2,082	24.38
Options exercised	(1,634)	15.53
Options canceled	(2,613)	20.78

Outstanding at end of period	13,900	$20.77

Options outstanding and expected to vest	12,436	$20.43	6.1	$103,495

Options exercisable	8,168	$19.15	4.8	$79,055

(1)	Intrinsic value is calculated as the difference between the market value of our common stock on December 31, 2006 and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $28.38, the closing price of our common stock on December 31, 2006, as reported by the New York Stock Exchange.

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $16.2 million, $103.3 million and $87.8 million, respectively. From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, we have not been able to issue any shares, including those pursuant to stock option exercises.

The tax benefit realized from stock option exercises, restricted stock awards vested, and employee stock purchase rights in 2006, 2005 and 2004 was $8.3 million, $36.7 million and $31.7 million, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity for restricted stock awards and restricted stock units during 2006, 2005 and 2004 is provided below (in thousands except per share data):

	December 31, 2006				December 31, 2005		December 31, 2004
		Weighted		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Units	Fair Value	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value

Unvested at beginning of period	—	$—	185	$29.79	47	$27.18	47	$27.18
Grants	3,664	23.79	30	23.76	185	29.79	—	—
Vested	—	—	(62)	29.79	(47)	27.18	—	—
Cancelled	(844)	24.13	(20)	30.59	—	—	—	—

Unvested at end of period	2,820	$23.69	133	$28.32	185	$29.79	47	$27.18

The weighted-average remaining contractual life for unvested restricted stock units and restricted stock awards at December 31, 2006, was 2.2 years and 1.6 years, respectively. The 3.7 million restricted stock units granted in 2006 under the 1997 Plan were valued at $51.4 million when reduced by estimated forfeitures. The total fair value of restricted stock awards vested during 2006 and 2005 was $1.5 million and $1.2 million, respectively. No restricted stock awards vested during 2004.

Shares available for future grants to employees under our stock incentive plans totaled 5.9 million at December 31, 2006. Our management currently plans to issue new shares for the granting of restricted stock awards, vesting of restricted stock units and exercising of stock options.

Valuation and Expense Information under SFAS 123(R)

As indicated in Note 2, we adopted the provisions of SFAS 123(R) on January 1, 2006. The adoption of SFAS 123(R) compared to the prior accounting used for stock-based compensation had the following impact to results reported for the year ended December 31, 2006:

	Using	Adjustments for
	APB 25	SFAS 123(R)	As Reported

Stock-based compensation expense included in cost of net revenues and operating expenses	$28,327	$29,434	$57,761
Income from operations	168,462	(29,434)	139,028
Income before provision for income taxes	213,215	(29,434)	183,781
Net income	156,456	(18,985)	137,471
Net income per share — basic	$0.97	$(0.12)	$0.85
Net income per share — diluted	$0.96	$(0.12)	$0.84
Cash flows from operating activities	295,449	(4,960)	290,489
Cash flows used in financing activities	(202,671)	4,960	(197,711)

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS 123(R) (in thousands):

Year Ended
December 31,
2006

Amortization of fair value of options issued to employees	$30,660
Former employees — extension of post-termination exercise period	4,326
Former executive acceleration	1,419
Cash settlement of options	3,066
Restricted stock awards and units	16,426
Employee Stock Purchase Plan	1,864

Total stock-based compensation expense	$57,761

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

Former employees — extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we have not been able to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for all vested options held by certain former employees and outside directors that would expire during the blackout period. As a result of the modifications, we recognized $4.3 million of stock-based compensation expense in the fourth quarter of 2006 based on the fair value of these modified options. The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we will determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our consolidated statements of income in the period of change until the options are exercised, expire or are otherwise settled. The expense or benefit associated with these options will be included in general and administrative expense in our consolidated statements of income, and will not be reflected as stock-based compensation expense. We will record expense or benefit in future periods based on the closing price of our common stock.

In November 2007, due to a delay in our becoming current in our reporting obligations, we extended the post-termination exercise period for options held by former employees and outside directors who terminated subsequent to the January 2007 modification and those previously modified in January 2007 as discussed above, until the earlier of i) the ninetieth calendar day after we become current in our reporting obligations under the Securities Exchange Act of 1934, as amended, ii) the expiration of the contractual terms of the options, or iii) December 31, 2008. Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the November 2007 modification, stock

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options held by the former employees and outside directors that terminated subsequent to the January 2007 modification and prior to November 2007 became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As a result, in November 2007, these options will be reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we will determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our consolidated statements of income in the period of change until the options are exercised, expire or are otherwise settled. The expense or benefit associated with these options will be included in general and administrative expense in our consolidated statements of income, and will not be reflected as stock-based compensation expense. We will record expense or benefit in future periods based on the closing price of our common stock.

Former executive acceleration.  On February 6, 2007 our board of directors accelerated unvested stock options held by our former chief executive officer, who retired in October 2006, without an extension of the post-employment exercise period. All such stock options have since expired unexercised due to the blackout. In the fourth quarter of 2006 we recorded an additional non-cash, stock-based compensation expense of $1.4 million before tax for the remaining unamortized fair value of these options. Any claims that our former chief executive officer might have with respect to the expired stock options have not been released by him.

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90 day period subsequent to termination. In January 2007, we determined that we would settle these options in cash. The cash payment to settle these options will be based upon an average closing price of our common stock subsequent to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended. As of December 31, 2006, we have recorded a liability of $3.1 million based on the intrinsic value of these options using our January 7, 2007 closing stock price. We will continue to adjust this amount in future reporting periods based on the closing price of our common stock.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation expense recorded by income statement line item in 2006 (in thousands):

Year Ended
December 31,
2006

Cost of net revenue — service and support	$1,968
Cost of net revenue — subscription	699
Cost of net revenue — product	750

Stock-based compensation expense included in cost of net revenue	3,417
Research and development	15,042
Marketing and sales	24,289
General and administrative	15,013

Stock-based compensation expense included in operating expense	54,344

Total stock-based compensation expense related to stock-based equity awards	57,761
Deferred tax benefit	(15,672)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$42,089

We had no stock-based compensation costs capitalized as part of the cost of an asset.

At December 31, 2006, the estimated fair value of all unvested stock options, restricted stock units, restricted stock awards and employee stock purchase rights that have not yet been recognized as compensation expense was $68.0 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.4 years.

Modifications in 2006 to Certain Stock Options Granted to Former Executive Officers and Current Directors

In December 2006, we took corrective actions to amend 1,270,000 options granted between 2002 and 2004 to former executive officers. The exercise prices of the unexercised portion of their grants were adjusted upward to match the stock price on the date compensation committee approval was obtained or employment commenced and, therefore, no compensation expense was recorded as a result of the modification.

In December 2006, we also revised the exercise price due to the correction of clerical errors associated with the granting of options between 2002 and 2006 to our current directors. The investigative team found that none of the directors were complicit in or aware of these clerical errors relating to director grants. Pursuant to our equity incentive plans, our directors are granted a specified number of stock options on each anniversary date of being elected to our board. The exercise price of the director grants is the closing stock price on the grant date. In several instances, the initial option grant date was reported improperly due to clerical errors; and the error was compounded by the automatic granting of stock options on each subsequent anniversary date. Accordingly, these director option grants were amended with the consent of each affected director to reflect the proper grant date and exercise price. We amended 285,000 options with original exercise prices ranging from $10.80-$25.58 to amended exercise prices ranging from $12.92-$26.50 to increase or decrease the exercise price on the unexercised portion of the option grant to an amount equal to the fair market value of the underlying shares of our common stock on the revised measurement dates. No compensation expense related to this modification was recognized.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used under SFAS 123(R) and SFAS 123

As indicated in Note 2, under both SFAS 123(R) and SFAS 123 we used the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the ESPP. The key assumptions used in the model during 2006, 2005 and 2004 are provided below:

	Years Ended December 31,
	2006	2005	2004

Stock option grants:
Risk free interest rate	4.8%	3.9%	3.1%
Weighted average expected lives (years)	5.6	4.0	4.0
Volatility	37.4%	54.4%	62.8%
Dividend yield	—	—	—
ESPP:
Risk free interest rate	4.6%	3.1%	2.0%
Weighted average expected lives (years)	0.5	1.0	1.3
Volatility	38.0%	40.0%	47.5%
Dividend yield	—	—	—

The fair value of the option awards and employee stock purchase rights were:

	Years Ended December 31,
	2006	2005	2004

Weighted-average grant date fair value of options granted	$10.47	$11.24	$9.26
Weighted-average fair value of employee stock purchase rights	$6.11	$8.41	$6.58

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS 123 for Periods Prior to January 1, 2006

As indicated in Note 2, we applied the provisions of APB 25 to determine our stock-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS 123 to our stock-based compensation plans during 2005 and 2004 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004

Net income	$118,217	$220,017
Add:
Stock-based compensation expense included in reported net income, net of tax	3,170	16,363
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(36,803)	(27,710)

Pro forma net income	$84,584	$208,670

Net income per share:
As reported
Basic	$0.72	$1.37
Diluted	$0.70	$1.28
Pro forma
Basic	$0.51	$1.30
Diluted	$0.50	$1.22

Stock-Based Compensation Recognized Prior to January 1, 2006

In 2005 and 2004, we recorded stock-based compensation expense under APB 25 which consisted of the following items (in thousands):

	Years Ended December 31,
	2005	2004

Grant date intrinsic value	$3,873	$7,031
Restricted stock awards	1,078	426
Exchange of McAfee.com options	290	6,516
Repriced options	(770)	7,283
Former employees	—	2,759
Extended life of vested options of terminated employees	—	1,148

Total stock-based compensation expense	4,471	25,163
Deferred tax expense	(1,301)	(8,800)

Total stock-based compensation expense, after-tax	$3,170	$16,363

Grant date intrinsic value.  We recognize stock-based compensation expense over the vesting period of the awards for the excess of the fair value of our common stock as of the revised measurement date over the exercise price of the options. During 2005 and 2004, we recognized stock-based compensation expense related to option grants with grant date intrinsic value totaling $3.3 million and $6.8 million, related to the grant date intrinsic value. See Note 3 for additional information.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock awards.  In September 2005, the compensation committee of our board of directors granted a total of 110,000 shares of restricted stock, which vest through September 2008, to key employees. The price of the underlying shares is $0.01 per share. In January 2005, our board of directors granted 75,000 shares of restricted stock, which vest through January 2008, to our chief financial officer. The price of the underlying shares is $0.01 per share. We recorded expense of $1.1 million in 2005 related to the stock-based compensation associated with these restricted stock grants.

In January 2002, our board of directors approved a grant of 50,000 shares of restricted stock to our then chief executive officer. The price of the underlying shares is $0.01 per share. The shares vest, and our right to repurchase such shares lapsed, as follows: 3,000 shares were vested as of the grant date and 47,000 shares vested on January 15, 2005. The fair value of the restricted stock was determined to be $1.4 million and was determined based on the difference between the exercise price of the restricted stock and the fair value of the common stock on the date of grant. We recorded stock-based compensation expense of less than $0.1 million and $0.4 million in 2005 and 2004, respectively, in association with this restricted stock grant.

Exchange of McAfee.com options.  On September 13, 2002, we acquired the minority interest in McAfee.com. Upon acquisition, we issued 0.675 of a share of our common stock plus $11.85 in cash, paid to the option holder upon exercise of the option without interest, in exchange for each McAfee.com option. McAfee.com options to purchase 4.1 million shares were converted into options to purchase 2.8 million shares of our common stock. The assumed options were subject to variable accounting treatment, which means that the compensation expense was measured initially at the date of the closing of the acquisition and is remeasured at each reporting date based on the fair value of our common stock on that date.

We recorded stock-based compensation expense of $0.3 million and $6.5 million in 2005 and 2004, respectively, related to exchanged options subject to variable accounting. This stock-based compensation was based on our closing stock prices of $27.13 and $28.93 at December 31, 2005 and 2004, respectively.

Repriced options.  The 1999 annual merit grant consisted of 2.1 million options of which 1.6 million options had a measurement date in March 1999. Subsequently, the exercise price was reduced to $11.06 on April 20, 1999, which was a repricing.

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

FIN 44 became effective July 1, 2000 and required any repricings which occurred subsequent to December 15, 1998 to be accounted for as variable awards. Compensation for variable awards is remeasured and adjusted on a cumulative basis at each reporting date. Compensation expense for the options referred to in the previous two paragraphs that were vested as of July 1, 2000 is measured based on the fair value of our common stock above $20.38, the closing price of our common stock upon the effective date of FIN 44. Compensation expense for unvested options as of July 1, 2000 is measured based on the fair value of our common stock above the exercise price of the repriced options. We remeasure compensation cost at each financial reporting date until the earlier of the date of exercise, forfeiture, cancellation without replacement or the effective date of SFAS 123(R). This compensation

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense is recorded as an expense over the remaining vesting period of the options, using the accelerated method of amortization under FIN 28. We began accounting for the repriced options as variable awards on July 1, 2000 as required by FIN 44. During 2005, we recorded a benefit of $0.8 million and during 2004 we recorded stock-based compensation expense of $7.3 million based on closing stock prices as of December 31, 2005 and 2004 of $27.13 and $28.93, respectively. These options were fully vested at December 31, 2005, therefore, no stock-based compensation expense was recognized after the adoption of SFAS 123(R).

Former Employees.  In 2004, we modified certain outstanding option awards upon employee termination. These modifications typically resulted in the continued vesting of option awards subsequent to the employee’s termination date and an extension of the time period subsequent to the employee’s termination date in which the employee could exercise their options. To the extent the former employee was not expected to perform future services on our behalf, we remeasured the intrinsic value of the modified options at the modification date and immediately recorded stock-based compensation expense for the excess of intrinsic value at the modification date over the intrinsic value as determined at the original measurement date. To the extent the former employee was expected to perform future services on our behalf as a non-employee or the modification occurred after the employee terminated, we recorded stock-based compensation expense over the expected service period for the fair value associated with the modified options. During 2004, stock-based compensation expense associated with option modifications issued to terminated employees, excluding the items discussed below, totaled $0.5 million. No stock-based compensation expense associated with option modifications issued to terminated employees was recognized in 2005.

As a result of the sale of our Sniffer product line, or Sniffer, in July 2004, we modified the stock option agreements of several Sniffer executives by accelerating the vesting of their unvested outstanding options. Accordingly, we recorded a stock-based compensation expense of $1.0 million in 2004. Since the modification was directly related to the sale of Sniffer, the stock-based compensation expense was reflected in the calculation of the gain on the sale of Sniffer.

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

Extended Life of Vested Options Held by Terminated Employees.  As part of the purchase of Foundstone in October 2004, we granted stock options to Foundstone employees, certain of which terminated their employment after the acquisition. The terminated employees had 90 days to exercise their stock options from the date of termination, otherwise the options would expire. We determined in December 2004 that we would not be able to file the required public company reports with the SEC that would allow the option holders to exercise their options within the 90-day period. In December 2004, we extended the expiration date of the options one month, resulting in a new measurement date for the options. We recorded a one-time stock-based compensation expense of $1.0 million in 2004 due to the extension of the expiration date.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax stock-based compensation expense of $4.5 million and $25.2 million in 2005 and 2004, respectively, is included in the following line items in our consolidated statements of income (in thousands):

	Years Ended December 31,
	2005	2004

Cost of net revenue — services and support	$14	$215
Cost of net revenue — subscription	36	109
Cost of net revenue — product	(5)	713

Stock-based compensation expense included in cost of net revenue	45	1,037
Research and development	524	9,538
Marketing and sales	1,482	6,703
General and administrative	2,420	6,810
Loss on sale of assets and technology	—	84
Severance/bonus costs related to Sniffer and Magic dispositions	—	991

Stock-based compensation expense included in operating expense	4,426	24,126

Total stock-based compensation expense related to stock-based equity awards	$4,471	$25,163

Internal Revenue Code Section 409A

Adverse tax consequences will result from our revision of accounting measurement dates for stock options that vest subsequent to December 31, 2004, or the 409A affected options. These adverse tax consequences include a penalty tax payable by the option holder under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes under state tax laws). As virtually all holders of options with revised measurement dates were not involved in or aware of their incorrect option exercise prices, we took certain actions, as described below, to deal with the adverse tax consequences that may be incurred by the holders of such options.

In December 2006, our board of directors approved the amendment of 409A affected options for those who were Section 16(a) officers upon the receipt of 409A affected options to increase the exercise price to the fair market value of our common stock on the revised measurement date. These amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone subject to Section 16(a) requirements upon receipt of the IRC Section 409A affected options. There was no expense associated with this action, as the modifications increased the exercise price, which results in no increase in fair value of the option.

17.	Provision for Income Taxes

The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	December 31,
	2006	2005	2004

Domestic	$47,493	$105,008	$169,871
Foreign	136,288	61,670	132,943

	$183,781	$166,678	$302,814

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Federal:
Current	$28,948	$55,342	$(3,287)
Deferred	(17,489)	(8,446)	56,337

Total Federal	11,459	46,896	53,050
State:
Current	4,877	14,291	1,866
Deferred	(169)	(253)	8,898

Total State	4,708	14,038	10,764
Foreign:
Current	42,255	4,098	25,459
Deferred	(12,112)	(16,571)	(6,476)

Total Foreign	30,143	(12,473)	18,983

Provision for income taxes	$46,310	$48,461	$82,797

Significant components of net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2006	2005

ASSETS
Deferred revenue	$221,571	$192,417
Accrued liabilities and allowances	71,785	63,566
Depreciation and amortization	115,114	139,827
Tax credits	107,846	99,730
Deferred stock-based compensation	19,372	7,275
Net operating loss carryover	39,735	36,869

	575,423	539,684
Valuation allowance	(70,088)	(57,061)

Total deferred tax assets	505,335	482,623

LIABILITIES
Intangibles not amortizable for tax purposes	28,510	31,211
Prepaid and other assets	12,412	9,234

Total deferred tax liability	40,922	40,445

Net deferred tax asset	$464,413	$442,178

Current portion	$236,310	$204,208
Noncurrent portion	228,103	237,970

	$464,413	$442,178

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, we had net deferred tax assets of $464.4 million, partially resulting from net operating loss carryovers for federal, state and foreign income tax purposes of approximately $68.4 million, $12.5 million and $115.0 million, respectively. The federal net operating loss carryovers relate to acquisitions and are limited in the amount that can be recognized in any one year. They have expiration dates ranging from 2007 to 2027. The foreign net operating losses relate to losses incurred as a result of current operations and do not expire. The net increase in the valuation allowance primarily relates to net operating loss carryforwards from acquisitions for which there was uncertainty of future utilization, foreign tax credits and research and development credits. At December 31, 2006, approximately $13.7 million of the valuation allowance for deferred tax assets may result in a subsequent recognition of tax benefits which will be allocated to reduce goodwill related to acquired entities. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, other than certain acquired net operating loss and credit carryforwards and certain other foreign tax credits for which a valuation allowance has been provided.

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

In the third quarter of 2005, we decided to make distributions of earnings from our foreign subsidiaries that would qualify for the repatriation provisions of the Act under FASB FSP 109-2. In the fourth quarter of 2005, we executed qualifying distributions totaling $350.0 million which resulted in tax expense of $1.5 million, net of a $17.8 million tax benefit stemming from a lower tax rate under the Act on a portion of foreign earnings for which we previously (in 2004) provided United States tax. Except for the aforementioned distributions qualifying under the Act, we intend to indefinitely reinvest all other current and/or future earnings of our foreign subsidiaries. As such, United States income taxes have not been provided for on a cumulative total of approximately $239.9 million of earnings of certain non-U.S. subsidiaries. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of certain non-U.S. subsidiaries is not practicable due to the complexities of this hypothetical calculation.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through March 31, 2009. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We are in compliance with these conditions as of December 31, 2006.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our effective tax rate on income before income taxes differs from the United States Federal statutory tax rate as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Federal income tax provision at statutory rate	$64,201	$58,335	$105,985
State tax expense (net of Federal benefit)	3,808	5,303	12,094
Non deductible acquisition and other costs	161	1,407	22,840
Foreign earnings taxed at rates different than the Federal rate	(23,294)	(22,257)	(8,024)
Federal and state tax expense related to SEC settlement	—	19,638	—
Goodwill and other permanent differences	1,593	(2,017)	(4,261)
Tax credits and other benefits	(5,767)	(1,148)	(18,157)
Repatriation of foreign earnings under the American Jobs Creation Act of 2004	—	1,531	—
Actual/deemed repatriations of earnings from foreign subsidiaries	3,399	4,528	1,417
Stock compensation	4,339	(6,598)	(156)
Benefit from accruals for tax exposures and valuation allowances	(2,130)	(10,261)	(28,941)

	$46,310	$48,461	$82,797

18.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Numerator — Basic net income	$137,471	$118,217	$220,017

Numerator — Diluted net income	$137,471	$118,217	$220,017
Interest on convertible debentures(1)	—	—	7,556

Net income, adjusted	$137,471	$118,217	$227,573

Denominator — Basic
Basic weighted-average common shares outstanding	160,945	165,042	160,510

Denominator — Diluted
Basic weighted-average common shares outstanding	160,945	165,042	160,510
Effect of dilutive securities:
Convertible debentures(1)	—	—	12,154
Common stock options, restricted stock units and shares subject to repurchase(2)	2,107	4,207	4,697
Warrants	—	—	24

Diluted weighted-average shares	163,052	169,249	177,385

Net income per share — Basic	$0.85	$0.72	$1.37

Net income per share — Diluted	$0.84	$0.70	$1.28

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The convertible debt was repaid in 2004 so there were no amounts outstanding in 2005 and 2006.

(2)	At December 31, 2006, 2005 and 2004, 7.2 million, 2.2 million and 4.7 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our net revenue, income from operations and depreciation expense by geographic region is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Net revenue by region:
North America	$633,222	$563,651	$551,264
EMEA	354,592	282,034	243,392
Japan	87,121	75,973	54,160
Asia-Pacific, excluding Japan	43,018	38,480	38,866
Latin America	27,205	21,490	19,891

Net revenue	$1,145,158	$981,628	$907,573

Income from operations by region:
North America	$231,611	$206,350	$190,216
EMEA	183,599	122,047	91,284
Japan	51,081	41,306	21,421
Asia-Pacific, excluding Japan	2,067	6,729	12,273
Latin America	16,550	10,539	2,304
Corporate	(345,880)	(245,564)	(7,246)

Income from operations	$139,028	$141,407	$310,252

Depreciation expense by region:
North America	$12,269	$12,209	$12,457
EMEA	1,842	1,419	2,180
Japan	381	370	688
Asia-Pacific, excluding Japan	2,352	1,478	1,763
Latin America	175	109	112
Corporate	18,858	20,810	22,013

Depreciation expense	$35,877	$36,395	$39,213

The difference between income from operations and income before taxes is reflected on the face of our consolidated statements of income.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The corporate expenses, which are not considered attributable to any specific geographic region, are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

General and administrative and other operating costs	$164,738	$105,976	$128,127
Corporate marketing	61,817	41,720	65,036
Stock-based compensation	57,761	4,471	24,088
Amortization of purchased technology and other intangibles	34,394	30,601	29,122
SEC settlement charge	—	50,000	—
SEC and compliance costs	17,824	—	—
Acquisition and retention bonuses	8,157	4,436	3,654
Restructuring charges	470	3,782	17,442
In-process research and development	460	4,000	—
Loss (gain) on sale of assets and technology	259	(56)	(240,336)
Divestiture costs	—	996	1,031
Reimbursement from transition services agreement	—	(362)	(5,997)
Severance/bonus costs related to Sniffer and Magic disposition	—	—	10,070
Reimbursement related to litigation settlement	—	—	(24,991)

Corporate expenses	$345,880	$245,564	$7,246

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

	December 31,
	2006	2005

North America	$2,016,617	$2,151,880
EMEA	578,193	306,404
Japan	100,649	70,709
Asia-Pacific, excluding Japan	33,109	36,080
Latin America	15,754	15,120
Corporate	55,948	56,041

Total assets	$2,800,270	$2,636,234

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment based on the physical location of the assets is as follows (in thousands):

	December 31,
	2006	2005

India	$9,790	$6,149
Japan	3,334	4,060
United Kingdom	4,575	2,582
Ireland	1,720	2,117
The Netherlands	144	363
Other foreign countries	5,126	3,917

Total foreign countries	24,689	19,188
United States	67,310	66,504

Total	$91,999	$85,692

Net revenue attributed to countries based on the location of the customer is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

United Kingdom	$101,824	$75,281	$67,635
Germany	53,145	48,397	42,029
Japan	87,121	75,973	54,160
Canada	26,401	34,099	35,333
Other foreign countries	269,846	218,326	192,486

Total foreign countries	538,337	452,076	391,643
United States	606,821	529,552	515,930

Total	$1,145,158	$981,628	$907,573

At December 31, 2006 and 2005, Ingram Micro Inc., had an accounts receivable balance which comprised 18% and 20%, respectively, of our gross accounts receivable balance. Additionally, at December 31, 2006 and 2005, Tech Data Corp., had an accounts receivable balance which comprised 11% of our gross accounts receivable balance. During 2006, 2005 and 2004, Ingram Micro Inc. accounted for 17%, 19% and 22%, respectively, of total net revenue. During 2006, 2005 and 2004, Tech Data Corp. accounted for 11%, 14% and 11%, respectively, of total net revenue. The net revenue derived from these customers is reported primarily in our North American and EMEA geographic segments.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed to release $50.0 million to the SEC for the civil penalty on February 13, 2006 and certain other conditions, such as engaging independent consultants to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws.

In September 2003, we entered into a settlement agreement with the plaintiffs in the In re Network Associates, Inc. II Securities Litigation, which was originally filed in December 2000. Under the settlement agreement we paid $70.0 million, which was recorded as litigation settlement in our consolidated statement of income for 2002. In 2004, we received $25.0 million from our insurance carriers related to this litigation.

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

We have provided documents requested, and we are cooperating with the SEC and DOJ. The SEC investigation is still in its preliminary stages thus we are unable to determine the ultimate outcome at this time. As such, no provision has been recorded in the financial statements for this matter.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other

On January 7, 2007, a former executive filed an arbitration demand with the American Arbitration Association, Dallas Texas, (the “Texas arbitration”) seeking the arbitration of claims associated with his employment. The Texas arbitration is scheduled to begin on April 7, 2008. On September 5, 2007, a “Complaint for Damages and Other Relief” was also filed by the same former executive, in the Superior Court of the State of California, County of Santa Clara, No. 107CV-093592 (the “California litigation”). The California litigation generally contains the same claims as were filed in the Texas arbitration. A Motion to Compel Arbitration of the California litigation with the Texas arbitration was granted in December 2007. We have filed counterclaims against the former executive, who was terminated. The board determined this termination was for cause. We believe the claims associated with the Texas arbitration and the California litigation are without merit. We intend to vigorously contest these claims, and no provision has been recorded in the financial statements for either the Texas arbitration or the California litigation.

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

21.	Related Party Transactions

On October 2, 2006, Robert M. Dutkowsky, a member of our board of directors, was appointed chief executive officer and a director of Tech Data Corporation, one of our customers. We recognized revenue from sales to Tech Data Corporation of $37.1 million during the fourth quarter of 2006. Our outstanding accounts receivable balance related to Tech Data Corporation was $22.7 million at December 31, 2006. Our deferred revenue balance related to Tech Data Corporation was $79.2 million at December 31, 2006. Mr. Dutkowsky resigned from our board of directors during the first quarter of 2007 and Tech Data Corporation ceased to be a related party.

22.	Subsequent Events

On November 19, 2007, we acquired 100% of the outstanding shares of Safeboot Holding B.V., an enterprise security software vendor for data protection via encryption and access control, for $350.0 million in cash. We believe that adding Safeboot’s technologies and products to our centralized management console for enterprise customers will further advance our enterprise data protection offerings and help our customers address the challenges for managing data security. The financial results of Safeboot will be included in our results of operations

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the date of acquisition. We have not completed the preliminary purchase price allocation of the acquired assets and liabilities.

In October 2007, we entered into a definitive agreement to acquire ScanAlert, Inc., the creator of a vulnerability assessment and certification service for e-commerce sites, for $51.0 million and up to an additional $24.0 million if certain performance targets are met. We believe that we will enhance our offerings by integrating ScanAlert’s e-commerce security certification into our SiteAdvisor web rating system. The financial results of ScanAlert will be included in our results of operations from the date of acquisition, which we expect to be during the first three months of 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on the 21st day of December 2007.

MCAFEE, INC.

By: /s/ David G. DeWalt
David G. DeWalt
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on December 21, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ David G. DeWalt (David G. DeWalt)	Chief Executive Officer and President	December 21, 2007

/s/ Eric F. Brown (Eric F. Brown)	Chief Financial Officer and Chief Operating Officer	December 21, 2007

/s/ Charles J. Robel (Charles J. Robel)	Chairman of the Board	December 21 , 2007

/s/ Robert B. Bucknam (Robert B. Bucknam)	Director	December 21, 2007

/s/ Leslie G. Denend (Leslie G. Denend)	Director	December 21, 2007

/s/ Denis J. O’Leary (Denis J. O’Leary)	Director	December 21, 2007

/s/ Robert W. Pangia (Robert W. Pangia)	Director	December 21, 2007

/s/ Liane Wilson (Liane Wilson)	Director	December 21, 2007

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-K

3.1		Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997	S-4	333-48593	3.1	March 25, 1998
3.2		Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3		Second Amended and Restated Bylaws of the Registrant.	10-Q	001-31216	3.3	November 8, 2004
3.4		Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5		Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-A	000-20558	5.0	October 22, 1998
4.3		Indenture dated as of August 17, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A.	S-3	333-73112	4.3	November 9, 2001
10.1		Lease Assignment dated November 17, 1997 for facility at 3965 Freedom Circle, Santa Clara, California by and between Informix Corporation and the Registrant	S-3	333-46049	10.13	February 11, 1998
10.2		Consent to Assignment Agreement dated December 19, 1997 by and among Birk S. McCandless, LLC, Guaranty Federal Bank, F.S.B., Informix Corporation and the Registrant	S-3	333-46049	10.14	February 11, 1998
10.3		Subordination, Nondisturbance and Attornment Agreement dated December 18, 1997, between Guaranty Federal Bank, F.S.B., the Registrant and Birk S. McCandless, LLC	S-3	333-46049	10.15	February 11, 1998
10.4		Form of lease executed November 22, 1996 by and between Birk S. McCandless, LLC and Informix Corporation for facility at 3965 Freedom Circle, Santa Clara, California	S-3	333-46049	10.16	February 11, 1998
10	.5*	2002 Employee Stock Purchase Plan, as amended	S-8	333-126929	4.1	July 27, 2005
10	.6*	1997 Stock Incentive Plan, as amended	S-8	333-126928	4.1	July 27, 2005

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-K

10	.7*	Amended and Restated 1993 Stock Option Plan for Outside Directors	10-K	001-31216	10.7	October 31, 2003
10	.8*	2000 Nonstatutory Stock Option Plan	10-K	000-20558	10.20	April 2, 2001
10	.9*	Employment agreement dated February 23, 2007 by and between David DeWalt and the Registrant	8-K	001-31216	10.1	March 8, 2007
10.11		First Amendment to Lease dated March 20, 1998 between Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.28	November 13, 2001
10.12		Confirmation, Amendment and Notice of Security Agreement dated March 20, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.29	November 13, 2001
10.13		Second Amendment to Lease dated September 1, 1998 among Informix Corporation, Birk S. McCandless, LLC and the Registrant	10-Q	000-20558	10.30	November 13, 2001
10.14		Subordination, Non-disturbance and Attornment Agreement dated June 21, 2000, among Column Financial, Inc., Informix Corporation, Birk S. McCandless, LLC, and the Registrant	10-Q	000-20558	10.31	November 13, 2001
10	.15*	Release of Claims dated February 6, 2007 by and between George Samenuk and the Registrant	8-K	001-31216	10.1	February 7, 2007
10.16		Form of Indemnification Agreement between the Registrant and its Executive Officers	10-K	001-31216	10.34	March 9, 2004
10	.17*	Summary of Pay for Performance Plan	10-K	001-31216	10.33	October 31, 2003
10	.18*	Network Associates, Inc. Tax Deferred Savings Plan	S-8	333-110257	4.1	November 5, 2003
10.19		Umbrella Credit Facility of Registrant dated April 15, 2004	10-Q	001-31216	10.36	May 10, 2004
10.20		Fifth Amendment to Network Associates, Inc. Tax Deferred Savings Plan	10-Q	001-31216	10.37	May 10, 2004
10.21		Sixth Amendment to Network Associates, Inc. Tax Deferred Savings Plan	10-Q	001-31216	10.43	August 9, 2004

			Incorporated by Reference
Exhibit				File	Exhibit		Filed with
Number		Description	Form	Number	Number	Filing Date	this 10-K

10	.22*	Employment Agreement between Registrant and Eric F. Brown dated December 10, 2004	8-K	001-31216	10.1	December 14, 2004
10	.23*	2005 Independent Director Cash Compensation Plan	10-K/A	001-31216	10.46	May 24, 2005
10	.24*	Executive Officer Annual Compensation for Fiscal Year Ending December 31, 2006	8-K	001-31216	10.1	March 13, 2006
10	.25*	Chief Executive Officer Annual Compensation for Fiscal Year Ending December 31, 2006	8-K	001-31216	10.1	March 28, 2006
10	.26*	Letter agreement, dated February 23, 2007, between Registrant and David DeWalt	8-K	001-31216	10.1	March 8, 2006
10	.27*	First Amendment to Employment Agreement between Registrant and Eric F. Brown dated May 26, 2005	8-K	001-31216	10.3	May 26, 2005
10	.28*	Letter Agreement Amendment to Employment Agreement between the Registrant and Eric F. Brown dated January 31, 2006	10-K	001-31216	10.36	March 1, 2006
10	.28*	Employment Agreement between William Kerrigan and the Registrant, dated October 1, 2004, as amended by First Amendment to Employment Agreement dated May 24, 2005	10-K	001-31216	10.37	March 1, 2006
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.

SCHEDULE II

MCAFEE, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Provision for
		Doubtful
		Accounts,	Write-Offs
		Additions Charged	of
	Balance at	to Expense,	Previously	Balance at
	Beginning of	Deferred Revenue or	Provided	End of
	Period	Net Revenue(1)	Accounts	Period
	(In thousands)

Year Ended December 31, 2006
Allowance for Doubtful Accounts	$2,389	$884	$(1,258)	$2,015
Year Ended December 31, 2005
Allowance for Doubtful Accounts	$2,275	$923	$(809)	$2,389
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$3,062	$144	$(931)	$2,275

(1)	Allowance for Doubtful Accounts, Net. The provision for doubtful accounts, net consists of our estimates with respect to the uncollectibility of our receivables, net of recoveries of amounts previously written off. Our management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

		Provision for
		Sales Returns
		and Other
	Balance at	Incentives	Actual	Balance at
	Beginning of	Charged to Net	Returns and	End of
	Period	Revenue(2)	Incentives	Period
	(In thousands)

Year Ended December 31, 2006
Sales Returns and Other Incentives	$31,939	$139,054	$(131,219)	$39,774
Year Ended December 31, 2005
Sales Returns and Other Incentives	$29,321	$145,525	$(142,907)	$31,939
Year Ended December 31, 2004
Sales Returns and Other Incentives	$41,345	$63,701	$(75,725)	$29,321

(2)	Allowance for Sales Returns and Other Incentives. The allowance for sales returns and incentives consists of our estimates of potential future product returns related to current period product revenue, and specific provisions for distributor, reseller, and retailer sales incentives that are reductions in the revenue to be realized. We analyze and monitor current and historical return rates, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. We also budget for our sales incentives, such as end-user rebates, volume incentive rebate programs and marketing funds each quarter and determine amounts to be spent and we monitor amounts spent against our budgets. These estimates affect our net revenue line item on our statement of income and affect our net accounts receivable line item on our consolidated balance sheet. These estimates affect all of our operating geographies.