Form 10-Q
period 2007-03-31
McAfee, Inc.
filed 2007-12-21
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

MCAFEE, INC.

FORM 10-Q
March 31, 2007

EXPLANATORY NOTE REGARDING RESTATEMENT

In this quarterly report on Form 10-Q, we are restating our condensed consolidated balance sheet as of March 31, 2006, our condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2006 and the related condensed consolidated statement of cash flows for the three months ended March 31, 2006, as a result of an independent stock option investigation conducted by a special committee of our board of directors. This restatement is more fully described in Note 3, “Restatement of Condensed Consolidated Financial Statements,” to our condensed consolidated financial statements, and in our “Explanatory Note Regarding Restatement” preceding Part I of our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), as well as in Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings ” to our consolidated financial statements of our 2006 Form 10-K. In our 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”) simultaneously with the filing of this Form 10-Q, we restated (i) our audited consolidated financial statements as of December 31, 2005 and for each of the two years in the period ended December 31, 2004; (ii) our selected financial data as of and for the years ended December 31, 2005, 2004, 2003 and 2002; and (iii) our unaudited quarterly financial data for the first quarter in the year ended December 31, 2006 and for all quarters in the year ended December 31, 2005.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(In thousands, except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$476,879	$389,627
Short-term marketable securities	272,981	215,722
Accounts receivable, net of allowance for doubtful accounts of $1,891 and $2,015, respectively	146,977	170,855
Prepaid expenses and prepaid taxes	131,415	132,203
Deferred income taxes	256,851	236,310
Other current assets	25,006	31,915

Total current assets	1,310,109	1,176,632
Long-term marketable securities	592,467	634,820
Restricted cash	598	950
Property and equipment, net	94,518	91,999
Deferred income taxes	326,989	228,103
Intangible assets, net	111,888	113,574
Goodwill	533,708	530,477
Other assets	24,711	23,715

Total assets	$2,994,988	$2,800,270

LIABILITIES
Current liabilities:
Accounts payable	$37,810	$35,652
Accrued income taxes	52,316	118,589
Other accrued liabilities	203,158	171,331
Deferred revenue	698,201	704,807

Total current liabilities	991,485	1,030,379
Deferred revenue, less current portion	197,645	192,718
Accrued taxes and other long-term liabilities	65,659	149,924

Total liabilities	1,254,789	1,373,021

Commitments and contingencies (Notes 12 and 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2007 and 2006	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued:
172,512,046 shares at March 31, 2007 and December 31, 2006; Outstanding: 159,908,615 shares at March 31, 2007 and 159,915,439 shares at December 31, 2006	1,726	1,726
Treasury stock, at cost: 12,603,431 shares at March 31, 2007 and 12,596,607 shares at December 31, 2006	(303,270)	(303,074)
Additional paid-in capital	1,768,921	1,527,843
Accumulated other comprehensive income	32,377	31,472
Retained earnings	240,445	169,282

Total stockholders’ equity	1,740,199	1,427,249

Total liabilities and stockholders’ equity	$2,994,988	$2,800,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2007	2006
		(As restated
		See Note 3)
	(In thousands, except per share data)
	(Unaudited)

Net revenue:
Service and support	$167,605	$149,653
Subscription	128,368	92,726
Product	18,905	32,869

Total net revenue	314,878	275,248
Cost of net revenue:
Service and support	12,393	12,952
Subscription	37,386	21,103
Product	11,905	15,687
Amortization of purchased technology	8,369	4,404

Total cost of net revenue	70,053	54,146
Operating costs:
Research and development	54,613	44,147
Marketing and sales	93,081	83,485
General and administrative	44,851	36,748
SEC and compliance costs	5,052	420
Amortization of intangibles	2,682	2,798
Restructuring charges	3,126	551

Total operating costs	203,405	168,149

Income from operations	41,420	52,953
Interest and other income	14,315	11,465
Gain (loss) on investments, net	109	(102)

Income before provision for income taxes	55,844	64,316
Provision for income taxes	12,494	20,009

Net income	$43,350	$44,307

Other comprehensive income:
Unrealized gain on marketable securities, net of reclassification adjustment for gains (losses) recognized on marketable securities during the period and income tax	$469	$185
Foreign currency translation gain (loss)	436	(3,228)

Comprehensive income	$44,255	$41,264

Net income per share — Basic	$0.27	$0.27

Net income per share — Diluted	$0.27	$0.27

Shares used in per share calculation — Basic	159,799	164,940

Shares used in per share calculation — Diluted	163,174	166,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006)
		(As restated
		See Note 3
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$43,350	$44,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,278	15,652
Recovery of doubtful accounts, net	(284)	(451)
Non-cash restructuring charge	1,365	551
Interest released from restricted cash	—	489
Discount amortization on marketable securities	(1,431)	(1,393)
Loss on sale of assets and technology	4	24
(Gain) loss on sale of investments	(109)	102
Deferred income taxes	6,668	3,637
Non-cash stock-based compensation expense	20,707	13,694
Excess tax benefits from stock-based compensation	(12)	(2,929)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	24,882	36,401
Prepaid expenses, prepaid taxes and other assets	(3,223)	(16,584)
Accounts payable	1,102	(3,092)
Accrued taxes and other liabilities	(6,268)	(63,817)
Deferred revenue	(5,248)	21,855

Net cash provided by operating activities	101,781	48,446

Cash flows from investing activities:
Purchase of marketable securities	(167,646)	(323,500)
Proceeds from sales of marketable securities	95,227	89,924
Proceeds from maturities of marketable securities	59,835	56,524
Decrease in restricted cash	352	49,727
Purchase of property, equipment and leasehold improvements	(10,150)	(10,191)
Proceeds from the sale of assets and technology	4,105	—

Net cash used in investing activities	(18,277)	(137,516)

Cash flows from financing activities:
Proceeds from issuance of common stock from option and stock purchase plans	—	18,040
Excess tax benefits from stock-based compensation	12	2,929
Repurchase of common stock	(196)	(230,559)

Net cash used in financing activities	(184)	(209,590)

Effect of exchange rate fluctuations on cash	3,932	580

Net increase (decrease) in cash and cash equivalents	87,252	(298,080)
Cash and cash equivalents at beginning of period	389,627	728,592

Cash and cash equivalents at end of period	$476,879	$430,512

Non-cash investing activities:
Unrealized gain on marketable securities, net	$469	$185

Accrual for purchase of property, equipment and leasehold improvements	$3,928	$2,974

Accrual for intangibles	$9,300	$—

Non-cash financing activities:
Modification of stock options — reclassification from equity to liability award	$4,326	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,688	$31,358

Cash received from income tax refunds	$1,113	$2,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and March 31, 2006. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as discussed more fully below. Other than this change, we have had no significant changes in our accounting policies during the three months ended March 31, 2007 as compared to the significant accounting policies described in our annual report on Form 10-K for the year ended December 31, 2006. In Note 2, “Summary of Significant Accounting Policies and Basis of Presentation” of the notes to consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2006, we have described our methodology for the restatement of our stock-based compensation expense, which applies to the restated condensed consolidated financial statements for the three months ended March 31, 2006 included herein.

Income Taxes

We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires determination of the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note 10 for further discussion of the impact of adoption of FIN 48.

Inventory

Inventory, which consists primarily of finished goods owned at fulfillment partner locations and inventory sold into our channel which has not been sold through to the end-user, is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets in our condensed consolidated balance sheets, and are $2.0 million as of March 31, 2007 and $2.7 million as of December 31, 2006.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing and royalty arrangements, are included in prepaid expenses and prepaid taxes and other assets on our condensed consolidated balance sheets. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. Our deferred costs as of March 31, 2007 are $77.1 million, and $70.2 million as of December 31, 2006.

SEC and Compliance Costs

SEC and compliance costs include expenses associated with independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our settlement with the SEC, which was finalized in 2006, and expenses related to the investigation into our stock option granting practices.

Recent Accounting Pronouncements

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles. Although, SFAS 157 does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS 157 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In March 2006, the FASB’s Emerging Issues Task Force released Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 was effective for us beginning January 1, 2007. We present revenue net of sales taxes in our condensed consolidated statements of income and comprehensive income and did not change our policy as a result of EITF 06-3.

3.	Restatement of Condensed Consolidated Financial Statements

In this quarterly report on Form 10-Q, we are restating our condensed consolidated balance sheet as of March 31, 2006, our condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2006 and the related condensed consolidated statement of cash flows for the three months ended March 31, 2006, as a result of an independent stock option investigation conducted by a special committee of our board of directors. In our 2006 Form 10-K filed with the SEC simultaneously with the filing of this Form 10-Q, we restated our consolidated financial statements as of and for the years ended December 31, 2005 and 2004, and related disclosures for the year ended December 31, 2005, and our selected consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2005, 2004, 2003 and 2002. In addition, we restated the unaudited quarterly financial information in our 2006 Form 10-K for the interim periods of 2005 and for the three months ended March 31, 2006.

As a result of the special committee’s investigation into our historical stock option granting practices, we revised the accounting measurement dates for certain option grants. The revised accounting measurement dates resulted in us recording additional stock-based compensation expenses under the intrinsic value method pursuant to APB 25, “Accounting for Stock Issued to Employees,” in 2005 and prior. We adopted SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”) effective January 1, 2006, using the modified prospective transition method. The revised accounting measurement dates resulted in revised estimated fair values for certain option grants prior to January 1, 2006. A portion of the fair value of the options granted prior to January 1, 2006, including grants with revised estimated fair values, is being recognized as stock-based compensation expense subsequent to January 1,

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 in accordance with SFAS 123(R). Less than $0.1 million in stock-based compensation expense is expected to be recognized from April 1, 2007 through 2009 under SFAS 123(R) as a result of the revised estimated fair values of certain option grants. We also made corrections for other prior period errors.

Stock-Based compensation expense and related items

We increased stock-based compensation expense by $0.1 million in the three months ended March 31, 2006 to reflect the correct stock-based compensation expense resulting from options with revised estimated fair values. The net impact of this stock-based compensation adjustment, when also including the impact of certain reclassifications of stock-based compensation expense from cost of net revenue to operating costs, was a decrease in cost of net revenue of $0.1 million and an increase in total operating costs of $0.2 million. The tax benefit recognized related to the additional stock-based compensation expense was $0.1 million. The revised estimated fair values of certain option grants resulted in a $0.1 million reduction in the excess tax benefit which had been recognized as an increase to additional paid-in capital during the three months ended March 31, 2006, with a corresponding adjustment to certain deferred tax assets and income taxes payable.

We use the treasury stock method to calculate the weighted-average shares used in the diluted EPS calculation. These calculations assume that: (i) all in-the-money options are exercised, (ii) we repurchase shares with the proceeds and tax benefits of these hypothetical exercises, using each period’s effective tax rate and (iii) the average unamortized deferred stock-based compensation is also used to repurchase shares. There was a decrease of approximately 133,000 diluted shares for the three months ended March 31, 2006 as a result of the restatement.

The following table reconciles previously reported net income to restated net income (in thousands):

Three Months Ended
March 31, 2006

Net income, as previously reported	$40,890
Additional stock-based compensation expense	(123)
Income tax impact of additional stock-based compensation expense	33
Other adjustments, net of tax	3,507

Net income, as restated	$44,307

Other prior-period errors

We also have identified errors with respect to the income statement, that are principally timing-related differences between when certain items should have been recorded and when they were recorded. We had previously considered the errors under SFAS 154, “Accounting Changes and Error Corrections” (and previously under APB Opinion No. 20, “Accounting Changes”), and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”). We have also recorded these adjustments in the proper accounting periods, with the restatement of our financial statements for the non-cash, stock-based compensation expense discussed above. The aggregate effect on income was an increase of $3.5 million, net of tax, in the three months ended March 31, 2006.

Revenue corrections

We identified and corrected various errors in previously reported net revenue. In this restatement we increased net revenue by $3.3 million in the three months ended March 31, 2006 to correct accounting errors in the periods they originally arose. These errors resulted from: (i) incorrectly configured financial systems resulting in net revenue being recognized in an incorrect period, (ii) improperly recorded product revenue when certain bundled products with support were discounted, (iii) incorrect amount and/or timing of support revenue deferral, (iv) inaccurate rebate accruals and return reserves and (v) manual journal entries not recorded in a timely manner.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of net revenue

We increased cost of net revenue by $2.1 million in the three months ended March 31, 2006, to correct accounting errors in the periods they originally arose primarily from: (i) reclassification of certain department cost centers to cost of net revenue that had been allocated in error to operating costs and (ii) adjusting amortization of purchased technology due to incorrect amortization periods and recording of purchase accounting adjustments.

Operating costs

We decreased operating costs by $1.7 million in the three months ended March 31, 2006, to correct accounting errors in the periods they originally arose resulting from: (i) reclassification of certain department cost centers to cost of net revenue that had been allocated in error to operating costs, (ii) incorrect commission expense and related reclassification entries and (iii) improper recording of accruals

Interest and other income

Interest and other income decreased by $0.6 million in the three months ended March 31, 2006 to correct accounting errors in the periods they originally arose resulting from: (i) inaccurate accrual of interest income and (ii) foreign currency gains and losses.

Tax provision

We adjusted the tax provision by increasing tax expense by $0.2 million in the three months ended March 31, 2006 to correct tax expense-related accounting errors in the periods they originally arose resulting from: (i) inclusion of tax attributes not previously recorded, (ii) incorrect recognition of intercompany transactions, (iii) incorrect recording of withholding taxes in foreign jurisdictions, (iv) incorrect calculation of tax reserves, (v) incorrect recognition of deferred tax assets and liabilities and (vi) incorrect recording in tax accounts of the effects of previously recorded purchase accounting adjustments. To record the tax impact of all other prior period errors, we further adjusted the tax provision by decreasing tax expense by approximately $1.4 million in the three months ended March 31, 2006.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reconcile the impact of the additional non-cash expense for stock-based compensation, other adjustments that were previously considered to be immaterial, and the related tax effects on our condensed consolidated balance sheet, our condensed consolidated statement of income and comprehensive income and our condensed consolidated statement of cash flows as of and for the three months ended March 31, 2006:

Condensed Consolidated Balance Sheet

	March 31, 2006
	(As previously	(Adjustments)(1)	(As restated)
	reported)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$430,512	$—	$430,512
Short-term marketable securities	412,217	—	412,217
Accounts receivable, net of allowance for doubtful accounts of $2,165	123,845	544	124,389
Prepaid expenses and prepaid taxes	98,220	645	98,865
Other current assets	25,409	410	25,819
Deferred income taxes	219,136	(1,570)	217,566

Total current assets	1,309,339	29	1,309,368
Long-term marketable securities	294,863	—	294,863
Restricted cash	1,212	—	1,212
Property and equipment, net	89,060	168	89,228
Deferred income taxes	223,557	(3,973)	219,584
Intangible assets, net	74,138	(1,264)	72,874
Goodwill	438,255	(906)	437,349
Other assets	15,920	(52)	15,868

Total assets	$2,446,344	$(5,998)	$2,440,346

LIABILITIES
Current liabilities:
Accounts payable	$34,300	$—	$34,300
Accrued income taxes	65,372	(5,132)	60,240
Other accrued liabilities	129,647	9,568	139,215
Deferred revenue	598,602	2,713	601,315

Total current liabilities	827,921	7,149	835,070
Deferred revenue, less current portion	177,503	94	177,597
Accrued taxes and other long-term liabilities	144,482	3,731	148,213

Total liabilities	1,149,906	10,974	1,160,880

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	1,717	—	1,717
Treasury stock	(298,954)	—	(298,954)
Additional paid-in capital	1,390,253	79,451	1,469,704
Accumulated other comprehensive income	28,518	2,363	30,881
Retained earnings	174,904	(98,786)	76,118

Total stockholders’ equity	1,296,438	(16,972)	1,279,466

Total liabilities and stockholders’ equity	$2,446,344	$(5,998)	$2,440,346

(1)	Includes adjustments for the impact of accounting errors on the three months ended March 31, 2006, as well as the impact of errors in 2005 and prior.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statement of Income and Comprehensive Income

	Three Months Ended March 31, 2006
	(As previously		(Adjustments )	(As restated)
	reported)
	(In thousands, except per share data)
	(Unaudited)

Net revenue:
Service and support	$148,141		$1,512	$149,653
Subscription	92,726		—	92,726
Product	31,100		1,769	32,869

Total net revenue	271,967		3,281	275,248
Cost of net revenue:
Service and support	10,880	(1)	2,072	12,952
Subscription	21,684	(1)	(581)	21,103
Product	15,712	(1)	(25)	15,687
Amortization of purchased technology	3,841		563	4,404

Total cost of net revenue	52,117	(1)	2,029	54,146
Operating costs:
Research and development	43,898	(1)	249	44,147
Marketing and sales	84,960	(1)	(1,475)	83,485
General and administrative	37,023		(275)	36,748
SEC and compliance costs	420		—	420
Amortization of intangibles	2,793		5	2,798
Restructuring charges	551		—	551

Total operating costs	169,645		(1,496)	168,149

Income from operations	50,205		2,748	52,953
Interest and other income	12,036		(571)	11,465
Loss on investments, net	(102)		—	(102)

Income before provision for income taxes	62,139		2,177	64,316
Provision for income taxes	21,249		(1,240)	20,009

Net income	$40,890		$3,417	$44,307

Other comprehensive income:
Unrealized gain on marketable securities, net of reclassification adjustment for losses recognized on marketable securities during the period and income tax	$185		$—	$185
Foreign currency translation loss	(2,969)		(259)	(3,228)

Comprehensive income	$38,106		$3,158	$41,264

Net income per share — Basic	$0.25		$0.02	$0.27

Net income per share — Diluted	$0.25		$0.02	$0.27

Shares used in per share calculation — Basic	164,940		—	164,940

Shares used in per share calculation — Diluted	166,833		(133)	166,700

(1)	The previously reported amounts above give effect to the following changes in the allocation of technical support costs. In 2006, our technical support teams devoted proportionately more time to routine customer

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support and less time to product development. We have allocated a greater percentage of technical support costs to cost of net revenue and a lesser percentage to research and development costs relative to prior periods. The following adjustments were made to the consolidated statements of income and comprehensive income line items, as previously reported:

Three Months Ended
March 31, 2006

Services and support	$4,414
Subscription	2,740
Product	45

Net effect on total cost of net revenue	7,199
Research and development	(7,293)
Marketing and sales	94

Net effect on total operating costs	(7,199)

Total net effect on income from operations	$—

Condensed Consolidated Statement of Cash Flows

The restatement increased net cash provided by operating activities by $0.1 million and decreased net cash used in financing activities by $0.1 million due to a reduction in excess tax benefits from stock-based compensation. The restatement did not impact net cash flows from investing activities. Certain items within net cash provided by operating activities were impacted by the adjustments. The following table shows the effects of the restatement on previously reported cash flow items within operating activities and the effect of the reduction in tax benefits from stock-based compensation on both operating activities and financing activities (in thousands):

	Three Months Ended March 31, 2006
	(As previously	(Adjustments)	(As restated)
	reported)
	(Unaudited)

Cash flows from operating activities:
Net income	$40,890	$3,417	$44,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,191	461	15,652
Deferred income taxes	4,067	(430)	3,637
Stock-based compensation expense	13,571	123	13,694
Excess tax benefits from stock-based compensation	(3,001)	72	(2,929)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	36,483	(82)	36,401
Prepaid expenses, prepaid taxes and other assets	(16,281)	(303)	(16,584)
Accounts payable	(2,272)	(820)	(3,092)
Accrued taxes and other liabilities	(64,374)	557	(63,817)
Deferred revenue	24,778	(2,923)	21,855

Net effect on cash flows from operating activities		72

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	3,001	(72)	2,929

Net effect on cash flows from operating activities		$—

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Employee Stock Benefit Plans

We record compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates. Compensation expense is recognized over the required service period of the award. Our stock-based awards include stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS 123(R), (in thousands):

	Three Months Ended March 31,
	2007	2006

Amortization of fair value of options issued to employees	$5,058	$10,898
Former employees — extension of post-termination exercise period	10,738	—
Cash settlement of options	231	—
Restricted stock awards and units	4,911	1,947
Employee Stock Purchase Plan	—	849

Total stock-based compensation expense	$20,938	$13,694

Amortization of fair value of options issued to employees.  We recognize the fair value of stock options issued to employees as stock-based compensation expense over the vesting period of the awards. As we adopted SFAS 123(R) using the modified prospective method, these charges include compensation expense for stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Former employees — extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we have not been able to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for all vested options held by certain former employees and outside directors that would expire during the blackout period. We recognized $10.7 million of stock-based compensation expense in the three months ended March 31, 2007 based on the fair value of the modified options held by employees that terminated from January 1, 2007 through September 30, 2007, and which were vested as of the modification date and through March 31, 2007. The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our condensed consolidated statements of income and comprehensive income in the period of change until the options are exercised, expire or are otherwise settled. Such amounts will be included in general and administrative expense in our condensed consolidated statements of income and comprehensive income, and will not be reflected as stock-based compensation expense. We did not recognize any expense related to the change in fair value of these options in the three months ended March 31, 2007 as our stock price did not

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change significantly from the January 2007 modification through March 31, 2007. We will record expense or benefit in future periods based on the closing price of our common stock.

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90 day period subsequent to termination. The cash payment to settle these options will be based upon an average closing price of our common stock subsequent to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We have recorded a liability based on the intrinsic value of these options as of March 31, 2007. We will continue to adjust this amount in future reporting periods based on the closing price of our common stock.

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

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued. We had no stock-based compensation expense related to our employee stock purchase plan during the three months ended March 31, 2007 due to suspension of this plan in July 2006.

The following table summarizes the stock-based compensation expense by income statement line item that we recorded in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Cost of net revenue — service and support	$599	$463
Cost of net revenue — subscription	358	136
Cost of net revenue — product	258	204

Stock-based compensation expense included in cost of net revenue	1,215	803
Research and development	4,972	3,843
Marketing and sales	8,513	5,226
General and administrative	6,238	3,822

Stock-based compensation expense included in operating expenses	19,723	12,891

Total stock-based compensation expense related to stock-based equity awards	20,938	13,694
Deferred tax benefit	(6,785)	(4,000)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$14,153	$9,694

At March 31, 2007, the estimated fair value of all unvested stock options, restricted stock units, and restricted stock awards that have not yet been recognized as compensation expense was $61.8 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.3 years.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SFAS 123(R) we used the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase rights issued under the ESPP. The key assumptions used in the model during the three months ended March 31, 2007 and 2006 are provided below:

	Three Months Ended
	March 31,
	2007	2006

Stock option grants:
Risk free interest rate	4.8%	4.5%
Weighted average expected lives (years)	5.9	5.4
Volatility	27.0%	38.0%
Dividend yield	—	—
ESPP:
Risk free interest rate		4.6%
Weighted average expected lives (years)		0.5
Volatility		38.0%
Dividend yield		—

During the three months ended March 31, 2007 we did not have any ESPP grants.

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

Internal Revenue Code Section 409A

Adverse tax consequences will result from our revision of accounting measurement dates for stock options that vest subsequent to December 31, 2004 (“409A affected options”). These adverse tax consequences include a penalty tax payable by the option holder under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes under state tax laws). As virtually all holders of options with revised measurement dates were not involved in or aware of their incorrect option exercise prices, we took certain actions to deal with the adverse tax consequences that may be incurred by the holders of such options.

Section 16(a) Officers and Directors

In December 2006, our board of directors approved the amendment of 409A affected options for those who were Section 16(a) officers upon the receipt of 409A affected options to increase the exercise price to the fair market value of our common stock on the revised measurement date. These amended options would not be subject to taxation under IRC Section 409A. Under Internal Revenue Service (“IRS”) regulations, these option amendments had to be completed by December 31, 2006 for anyone subject to Section 16(a) requirements upon receipt of the 409A affected options. There were no costs associated with this action, as the modifications increased the exercise price, which results in no incremental expense.

IRS Announcement 2007-18 Compliance

In February 2007, our board of directors approved our participation in a voluntary program under Internal Revenue Service Announcement 2007-18 and a similar state of California Announcement, whereby we will pay additional 409A taxes on behalf of certain former United States employees who have already exercised 409A

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affected options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state of California tax law). Current and former Section 16(a) officers and directors are specifically excluded from the program. Through March 31, 2007, we recorded $1.3 million of costs associated with this program for Section 409A affected options exercised during this period.

Certain Former Employees Future Exercises of 409A Affected Options

In May 2007, our board of directors approved cash payments as necessary to certain former employees who exercised 409A affected options during 2006 that may exercise 409A affected options in the future. Through March 31, 2007, we recorded no costs associated with former employees’ exercises of certain 409A affected options. We expect to incur costs of $0.9 million in future periods associated with former employees expected exercises of certain 409A affected options.

In November 2007, our board of directors approved the unilateral amendment of 409A affected options held by certain former employees who did not exercise 409A affected options during 2006 to increase the exercise price to the fair market value of our common stock on the revised measurement date, and to make cash payments as compensation for the increase in the exercise prices of amended options. These amended options would not be subject to taxation under IRC Section 409A. We expect to incur additional costs of $0.5 million associated with former employees’ future exercises of certain 409A affected options once we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

We are also considering offering active employees who are option holders the opportunity to amend or exchange their options to avoid the adverse consequences of 409A.

The following table summarizes, for the periods indicated, costs associated with actions taken by us with respect to IRC Section 409A (in thousands):

Three Months Ended
March 31, 2007

Cost of net revenue	$—
Research and development	789
Marketing and sales	321
General and administrative	194

Costs associated with IRC Section 409A	$1,304

5.	Business Combinations

Citadel Security Software

In December 2006, we acquired substantially all of the assets of Citadel Security Software Inc. (“Citadel”), a security software provider focused on solutions in security policy compliance and vulnerability remediation, for $56.1 million in cash, plus $3.9 million in working capital reimbursements and $1.2 million in direct acquisition costs, totaling $61.2 million. We have incorporated Citadel’s technology into our existing consumer products.

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $41.7 million of goodwill. We recorded no in-process research and development related to this acquisition.

The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 5.0 years or a weighted-average period of 4.0 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.6 million through 2008, was

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established at the close of the acquisition. At March 31, 2007, $0.2 million had been expensed and $0.1 million had been paid related to this performance plan.

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

The intangible assets are being amortized over their useful lives of 2.0 to 4.0 years or a weighted-average period of 3.9 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $1.0 million through 2007, was established at the close of the acquisition. At March 31, 2007, $0.2 million had been expensed and no amounts had been paid related to this performance plan.

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

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $0.2 million of goodwill (none of which was deductible for tax purposes).

We recorded $0.5 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included the development of a new version of the security risk management system that will include increased functionality and new features. We introduced this version during the fourth quarter of 2006. At the date of acquisition, we estimated that 40% of the development effort had been completed and that the remaining 60% of development would take approximately two months to complete. As of December 31, 2006, all development was completed and costs were $0.5 million. The intangible assets, other than goodwill, are being amortized over their useful lives of 3.0 to 5.0 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.8 million through 2007, was established at the close of the acquisition. At March 31, 2007, $0.4 million had been expensed and $0.3 had been paid related to this performance plan.

SiteAdvisor

In April 2006, we acquired 100% of the outstanding capital shares of SiteAdvisor, Inc. (“SiteAdvisor”), a web safety consumer software company that tests and rates internet sites on an ongoing basis, for $60.8 million in cash and $0.2 million in direct acquisition costs, totaling $61.0 million. We have bundled the SiteAdvisor technology with our existing consumer product offerings. We believe the technology and business model that SiteAdvisor has developed will allow us to enhance our existing product offerings and add value to the McAfee brand.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our management determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. These estimates were arrived at utilizing recognized valuation techniques. We recorded $50.6 million of goodwill (none of which was deductible for tax purposes). We recorded no in-process research and development related to this acquisition.

The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 4.0 years or a weighted-average period of 3.0 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $9.2 million through 2008, was established at the close of the acquisition. At March 31, 2007, $6.6 million had been expensed and paid related to this performance plan.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of Citadel, Onigma, Preventsys and SiteAdvisor as adjusted for the resolution of ongoing purchase price valuation procedures (in thousands):

	SiteAdvisor	Preventsys	Onigma	Citadel	Total

Technology	$15,450	$3,540	$23,139	$15,900	$58,029
Other intangibles	420	890	1,889	6,500	9,699
Goodwill	50,397	269	—	41,691	92,357
Cash	29	23	125	—	177
Other assets	485	661	281	1,103	2,530
Deferred tax assets	587	1,978	530	—	3,095

Total assets acquired	67,368	7,361	25,964	65,194	165,887
Accrued liabilities	37	1,024	372	62	1,495
Deferred revenue	—	203	—	3,937	4,140
Deferred tax liabilities	6,269	1,750	6,429	—	14,448

Total liabilities assumed	6,306	2,977	6,801	3,999	20,083

Net assets acquired	61,062	4,384	19,163	61,195	145,804

In-process research and development expensed	—	460	—	—	460

Total acquisition cost	$61,062	$4,844	$19,163	$61,195	$146,264

The results of operations for Citadel, Onigma, Preventsys and SiteAdvisor have been included in our results of operations since the date of acquisition.

The following unaudited pro forma financial information presents our combined results with Citadel and Preventsys as if the acquisitions had occurred at the beginning of 2006 (in thousands, except per share data):

Three Months Ended
March 31, 2006

Net revenue	$280,992
Net income	41,073
Basic net income per share	$0.25

Diluted net income per share	$0.25

Shares used in per share calculation — basic	164,940

Shares used in per share calculation — diluted	166,700

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above unaudited pro forma financial information includes adjustments for amortization of identifiable intangible assets that were acquired. The pro forma financial information excludes the effects of the in-process research and development totaling $0.5 million that was expensed immediately. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2006, nor are they indicative of future operations of the combined companies.

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

Our goodwill impairment review is conducted as of October 1 of each fiscal year or earlier if indicators of impairment exist. In 2006, our analysis indicated that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the present value of estimated future cash flows and of the market multiple value. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Goodwill by geographic region is as follows (in thousands):

	December 31,		Effects of Foreign	March 31,
	2006	Adjustments	Currency Exchange	2007

North America	$412,453	$2,396	$80	$414,929
EMEA	75,445	564	15	76,024
Japan	18,771	90	—	18,861
Asia-Pacific (excluding Japan)	11,960	69	—	12,029
Latin America	11,848	69	(52)	11,865

Total	$530,477	$3,188	$43	$533,708

The adjustment to goodwill during the three months ended March 31, 2007 included purchase price adjustments of ($0.2) related to Citadel, Preventsys and SiteAdvisor and adjustments of $3.4 million related to certain historical acquisitions resulting from our adoption of FIN 48 on January 1, 2007.

The components of intangible assets are as follows (in thousands):

	March 31, 2007				December 31, 2006
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount

Other intangible assets:
Purchased technologies	4.4 years	$203,992	$(127,722)	$76,270	$203,790	$(119,202)	$84,588
Trademarks and patents	5.2 years	38,744	(28,905)	9,839	29,444	(28,830)	614
Customer base and other intangibles	5.8 years	72,173	(46,394)	25,779	72,161	(43,789)	28,372

		$314,909	$(203,021)	$111,888	$305,395	$(191,821)	$113,574

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amortization expenses for the intangible assets listed above totaled $11.1 million and $7.2 million in the three months ended March 31, 2007 and 2006, respectively.

Expected future intangible asset amortization expense as of March 31, 2007 is as follows (in thousands):

Fiscal Years:
Remainder of 2007	$31,706
2008	35,236
2009	24,236
2010	15,549
2011	3,223
Thereafter	1,938

$111,888

7.	Restructuring Charges

2006 Restructuring

In 2006, we initiated certain restructuring actions to reduce our cost structure and, at the same time, enable us to invest in certain strategic growth initiatives to enhance our competitive position.

In the fourth quarter of 2006, we recorded a $2.4 million restructuring charge related to a reduction of primarily marketing and sales employees. The charge related to the severance of 75 employees, of which $1.0 million, $1.1 million, $0.1 million and $0.2 million was recorded in our North America, EMEA, Japan and Asia-Pacific operating segments, respectively.

During the first quarter of 2007, we completed these restructuring activities when we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations. We also recorded a restructuring charge of $2.6 million related to a reduction in headcount of 33 employees, of which $0.2 million, $2.3 million and $0.1 million was recorded in our North America, EMEA and Asia-Pacific operating segments, respectively.

The following table summarizes our restructuring accrual established in 2006 and activity through March 31, 2007 (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2006	$—	$—	$—
Restructuring accrual	—	2,404	2,404
Cash payments	—	(14)	(14)

Balance, December 31, 2006	—	2,390	2,390
Restructuring accrual	334	2,634	2,968
Cash payments	(69)	(3,633)	(3,702)

Balance, March 31, 2007	$265	$1,391	$1,656

As of March 31, 2007, $1.6 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $0.1 million has been classified as other long-term liabilities, and will be paid through 2009.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes our restructuring accrual established in 2005 and activity through March 31, 2007 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,800	216	4	2,020
Cash payments	(1,205)	(216)	(4)	(1,425)
Effects of foreign currency exchange	(14)	—	—	(14)
Accretion	23	—	—	23

Balance, December 31, 2005	604	—	—	604
Cash payments	(577)	—	—	(577)
Adjustment to liability	4	—	—	4
Effects of foreign currency exchange	(19)	—	—	(19)
Accretion	12	—	—	12

Balance, December 31, 2006	24	—	—	24
Cash payments	(58)	—	—	(58)
Adjustment to liability	42	—	—	42

Balance, March 31, 2007	$8	$—	$—	$8

As of March 31, 2007, the remaining balance of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities and will be paid through July 2007. Lease termination costs are net of estimated sublease income of less than $0.1 million at March 31, 2007.

2004 Restructuring

During 2004, we recorded several restructuring charges primarily due to the sale of Magic in January 2004, announced cost-savings measures, the move of our European headquarters to Ireland, permanently vacating an additional two floors in our Santa Clara headquarters building and permanently vacating several other leased facilities. During 2004, we reduced our workforce by 441 employees in our sales, technical support and general and administrative functions. We recorded several restructuring charges totaling $8.4 million, of which $2.8 million related to North America, $4.7 million related to EMEA, $0.7 million related to Latin America, and $0.2 million to Asia-Pacific, excluding Japan.

We recorded an additional $10.0 million accrual in 2004 for the estimated lease related costs associated with permanently vacating two additional floors in our Santa Clara headquarters building and other leased facilities, partially offset by a $1.3 million write-off of a deferred rent liability. The remaining costs associated with vacating the facility are primarily comprised of the present value of remaining lease obligations, net of estimated sublease income, along with estimated costs associated with subleasing the vacated facility. The remaining costs will generally be paid over the remaining lease term ending in 2013. We also recorded a non-cash charge of $0.8 million related to asset disposals and discontinued use of certain leasehold improvements and furniture and equipment.

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

During 2006, we decreased our restructuring accrual by $0.6 million attributable to a change in assumptions related to commissions on new and existing subleases and favorable changes in market rates associated with subleased facilities in Amsterdam and Santa Clara.

The following table summarizes our restructuring accruals established in 2004 and activity through March 31, 2007 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	9,973	7,932	480	18,385
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(231)	(275)	—	(506)
Accretion	74	—	—	74

Balance, December 31, 2004	9,237	3,482	417	13,136
Restructuring accrual	1,454	1,382	20	2,856
Cash payments	(2,747)	(4,864)	(297)	(7,908)
Adjustment to liability	(810)	—	(140)	(950)
Effects of foreign currency exchange	(46)	—	—	(46)
Accretion	341	—	—	341

Balance, December 31, 2005	7,429	—	—	7,429
Cash payments	(2,111)	—	—	(2,111)
Adjustment to liability	(598)	—	—	(598)
Effects of foreign currency exchange	97	—	—	97
Accretion	256	—	—	256

Balance, December 31, 2006	5,073	—	—	5,073
Cash payments	(462)	—	—	(462)
Effects of foreign currency exchange	58	—	—	58
Accretion	46	—	—	46

Balance, March 31, 2007	$4,715	$—	$—	$4,715

As of March 31, 2007, $1.2 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $3.5 million has been classified as other long-term

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, and will be paid through 2013. Lease termination costs are net of estimated sublease income of $5.4 million at March 31, 2007.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring accrual established in 2003 and activity through March 31, 2007 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(483)	(123)	—	(606)
Accretion	548	—	—	548

Balance, December 31, 2004	12,441	—	—	12,441
Cash payments	(1,279)	—	—	(1,279)
Adjustment to liability	(1,006)	—	—	(1,006)
Accretion	498	—	—	498

Balance, December 31, 2005	10,654	—	—	10,654
Cash payments	(1,960)	—	—	(1,960)
Adjustment to liability	(1,908)	—	—	(1,908)
Accretion	389	—	—	389

Balance, December 31, 2006	7,175	—	—	7,175
Cash payments	(321)	—	—	(321)
Accretion	70	—	—	70

Balance, March 31, 2007	$6,924	$—	$—	$6,924

As of March 31, 2007, $1.4 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $5.5 million has been classified as other long-term liabilities and will be paid through 2013. Lease termination costs are net of estimated sublease income of $9.8 million at March 31, 2007.

Our estimate of the excess facilities charges may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases, and the market rates at the time of such subleases and the amount of commissions paid in association with sublease activities. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2007 were in the North America, EMEA, Japan, Asia-Pacific and Latin America operating segments. The facility restructuring charges in 2005 were primarily in the EMEA, Japan, and North America operating segments, and the facility restructuring charges in 2004 and 2003 were primarily in the North America operating segment.

8.	Line of Credit

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of March 31, 2007 and December 31, 2006.

9.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006

Numerator — Basic and diluted net income	$43,350	$44,307

Denominator — Basic
Basic weighted average common stock outstanding	159,799	164,940

Denominator — Diluted
Basic weighted average common stock outstanding	159,799	164,940
Effect of dilutive securities:
Common stock options, restricted stock units, Employee Stock Purchase Plan shares and shares subject to repurchase(1)	3,375	1,760

Diluted weighted average shares	163,174	166,700

Net income per share — Basic	$0.27	$0.27

Net income per share — Diluted	$0.27	$0.27

(1)	In the three months ended March 31, 2007 and 2006, 3.2 million and 7.6 million options to purchase common stock and restricted stock units, respectively, were excluded from the calculation since the effect was anti-dilutive.

10.	Income Taxes

In June 2006, FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to January 1, 2007 retained earnings. As a result of the implementation of FIN 48, as of January 1, 2007, we recognized a decrease of $125.6 million in the liability for unrecognized tax benefits, a $3.4 million increase in acquisition related goodwill, $101.2 million increase in additional paid-in capital, and a $27.8 million increase in retained earnings. As of January 1, 2007 and after the impact of changes noted above, unrecognized tax benefits totaled $40.2 million and accrued interest and penalties totaled $10.7 million (net of any tax benefit) for an aggregate amount of $50.9 million. Of the $50.9 million, $47.5 million, if recognized, would favorably affect our effective tax rate while the remaining amount would reduce goodwill.

We file numerous consolidated and separate income tax returns in the United States federal and state jurisdictions and in many foreign jurisdictions. On an ongoing basis we are routinely subject to examination by taxing authorities throughout the world, including jurisdictions such as Australia, Canada, France, Germany, India, Ireland, Italy, Japan, the Netherlands and the United Kingdom. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2002 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 1997.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are presently under audit in many jurisdictions, including notably the United States and the Netherlands. The IRS is presently conducting a limited scope examination of our United States federal income tax returns for the calendar years 2002, 2003, 2004, and 2005. We are also in pre-filing discussions with the Netherland’s tax authorities with respect to tax years 2004 and 2005. Currently, we are not able to predict the conclusion of these examinations. Given the various stages of completion of our exams, we cannot currently estimate significant changes to the amount of unrecognized income tax benefits over the next year.

We accrue potential interest and penalties related to unrecognized tax benefits through income tax expense. Upon recognition of these tax benefits, interest and penalty amounts accrued will generally be released as a benefit in the income tax provision. During the three months ended March 31, 2007, we recognized a net increase of approximately $0.2 million of potential interest and penalties associated with uncertain tax positions.

Our consolidated provision for income taxes for the three months ended March 31, 2007 and 2006 was $12.5 million and $20.0 million, respectively, reflecting an effective tax rate of 22% and 31%, respectively. The effective tax rate for the three months ended March 31, 2007 differs from the United States federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months ended March 31, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions partially offset by the impact of adjustments to valuation allowances.

11.	Business Segment Information

We have concluded that we have one business and operate in one industry. We develop, market, distribute and support computer security solutions for large enterprises, small and medium-sized business and consumer users, as well as resellers and distributors. Management measures operations based on our five operating segments: North America; Europe, Middle East and Africa, (“EMEA”); Japan; Asia-Pacific, excluding Japan; and Latin America. Our chief operating decision maker is our chief executive officer.

We market and sell anti-virus and security software, hardware and services throughout our geographic regions. These products and services are marketed and sold worldwide primarily through resellers, distributors, systems integrators, retailers, original equipment manufacturers, internet service providers and directly by us. In addition, we offer web sites, which provide suites of online products and services personalized for the user based on the users’ personal computer, configuration, attached peripherals and resident software. We also offer managed security and availability applications to corporations and governments on the internet.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net revenue by region:
North America	$164,526	$151,625
EMEA	101,690	82,740
Japan	25,212	22,874
Asia-Pacific, excluding Japan	13,292	9,922
Latin America	10,158	8,087

Net revenue	$314,878	$275,248

Income from operations by region:
North America	$57,340	$56,721
Europe	59,656	44,277
Japan	15,940	13,072
Asia-Pacific, excluding Japan	2,552	828
Latin America	6,903	5,054
Corporate	(100,971)	(66,999)

Income from operations	$41,420	$52,953

The difference between income from operations and income before taxes is reflected on the face of our condensed consolidated statements of income.

The corporate expenses, which are not considered attributable to any specific geographic region, are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

General and administrative and other operating costs	$44,143	$31,611
Corporate marketing	14,407	12,578
Stock-based compensation	20,938	13,694
Amortization of purchased technology and other intangibles	11,051	7,202
SEC and compliance costs	5,052	420
Acquisition and retention bonuses	2,250	919
Restructuring (benefits) charges	3,126	551
Loss (gain) on sale of assets and technology	4	24

Corporate expenses	$100,971	$66,999

12.	Litigation

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

Other

On January 7, 2007, a former executive filed an arbitration demand with the American Arbitration Association, Dallas Texas, (the “Texas arbitration”) seeking the arbitration of claims associated with his employment. The Texas arbitration is scheduled to begin on April 7, 2008. On September 5, 2007, a “Complaint for Damages and Other Relief” was also filed by the same former executive, in the Superior Court of the State of California, County of Santa Clara, No. 107CV-093592 (the “California litigation”). The California litigation generally contains the same claims as were filed in the Texas arbitration. A Motion to Compel Arbitration of the California litigation with the Texas arbitration was granted in December 2007. We have filed counterclaims against the former executive, who was terminated for cause. We believe the claims associated with the Texas arbitration and the California litigation are without merit. We intend to vigorously contest these claims, and no provision has been recorded in the financial statements for either the Texas arbitration or the California litigation.

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

We offer a 90 day warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of March 31, 2007 and December 31, 2006 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2006	$1,083
Additional accruals	1,937
Costs incurred during the period	(2,358)

Balance, December 31, 2006	662
Additional accruals	493
Costs incurred during the period	(524)

Balance, March 31, 2007	$631

The following is a summary of certain guarantee and indemnification agreements as of March 31, 2007:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our vendor. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion or all of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

•	Under the terms of our agreement to sell Magic in January 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, we

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 2, 2006, Robert M. Dutkowsky, a member of our board of directors, was appointed chief executive officer and a director of Tech Data Corporation, one of our customers. Mr. Dutkowsky resigned from our board of directors on January 30, 2007 and Tech Data Corporation ceased to be a related party. We recognized revenue from sales to Tech Data Corporation of $6.9 million during January 2007 and $37.1 during the fourth quarter of 2006. Our outstanding accounts receivable balance related to Tech Data Corporation was $22.7 million and our deferred revenue balance related to Tech Data Corporation was $79.2 million at December 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” in Part II, Item 1A in this quarterly report and in Part I, Item 1A in our annual report on Form 10-K for the fiscal year ended December 31, 2006. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. We encourage you to read these sections carefully.

This report includes registered trademarks and trade names of McAfee and other corporations. Trademarks or trade names owned by McAfee and/or its affiliates include: “McAfee,” “Network Associates,” “ePO,” “ePolicy Orchestrator,” “VirusScan,” “IntruShield,” “Entercept,” “Foundstone,” “McAfee SiteAdvisor,” “Avert,” “Preventsys” and “Hercules.”

In this quarterly report on Form 10-Q, we are restating our condensed consolidated balance sheet as of March 31, 2006, and our condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2006 and the related condensed consolidated statement of cash flows for the three months ended March 31, 2006, as a result of adjustments to stock-based expense derived from an independent stock option investigation commenced by a special committee of our board of directors; as well as certain other adjustments for errors in our prior period financial statements. See Note 3, “Restatement of Condensed Consolidated Financial Statements” to our condensed consolidated financial statements.

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

We have one business and operate in one industry, developing, marketing, distributing and supporting computer security solutions for large enterprises, governments, small and medium-sized business and consumers either directly or through a network of qualified partners. We derive our revenue and generate cash from customers from primarily three sources (i) service and support revenue, which includes maintenance, training and consulting revenue, (ii) subscription revenue, which includes revenue from subscription-based offerings and (iii) product revenue, which includes hardware and perpetual license revenue. We continue to focus our efforts on building a full line of complementary network and system protection solutions. During 2006, we acquired three companies,

SiteAdvisor, Preventsys and Onigma, and substantially all of the assets of a fourth, Citadel Security Software, to enhance and complement our current offerings. The acquisition of SiteAdvisor in April 2006 significantly enhances our internet security solutions. Our system security management and vulnerability management capabilities were further advanced with the acquisition of Preventsys in June 2006. Onigma, acquired in October 2006, complements our enterprise offerings by providing businesses with data loss prevention. The acquisition of Citadel Security Software’s assets in December 2006 broadens our capabilities for security policy compliance enforcement and vulnerability remediation.

We evaluate our consolidated financial performance utilizing a variety of indicators. Two of the primary indicators that we utilize are total net revenue and net income. As discussed more fully below, our net revenue in the three months ended March 31, 2007 grew by 14% to $314.9 million from $275.2 million in the three months ended March 31, 2006. We believe net revenue is a key indicator of the growth and health of our business. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. We believe net income is a key indicator of the profitability of our business. Our net income for the three months ended March 31, 2007 and the three months ended March 31, 2006 was $43.4 million and $44.3 million, respectively.

Critical Accounting Policies and Estimates

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as discussed more fully below. Other than this change, we have had no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2007 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2006.

Income Taxes

We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note 10 to the condensed consolidated financial statements for further discussion of the impact of adoption of FIN 48.

Results of Operations

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended
	March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Net revenue:
Service and support	$167,605	$149,653	$17,952	12%
Subscription	128,368	92,726	35,642	38
Product	18,905	32,869	(13,964)	(42)

Total net revenue	$314,878	$275,248	$39,630	14%

Percentage of total net revenue:
Service and support	53%	54%
Subscription	41	34
Product	6	12

Total net revenue	100%	100%

The increase in net revenue in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 reflected (i) a $24.9 million increase in our corporate business and (ii) a $14.7 million increase in our consumer business.

Net revenue from our corporate business increased during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to (i) increased corporate spending on McAfee security products and (ii) increased revenue from our McAfee IntruShield and McAfee Foundstone offerings. Net revenue from our IntruShield and Foundstone product lines increased $1.7 million and $5.7 million, respectively.

Net revenue from our consumer market increased during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to (i) online subscriber growth due partly to an increase in our customer base and expansion to additional countries, (ii) increased online renewal subscriptions and (iii) increased royalty revenue from our strategic channel partners, such as Dell, Gateway and AOL.

Net Revenue by Geography

The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended
	March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Net revenue:
North America	$164,526	$151,625	$12,901	9%
EMEA	101,690	82,740	18,950	23
Japan	25,212	22,874	2,338	10
Asia-Pacific, excluding Japan	13,292	9,922	3,370	34
Latin America	10,158	8,087	2,071	26

Total net revenue	$314,878	$275,248	$39,630	14%

Percentage of total net revenue:
North America	52%	55%
EMEA	33	30
Japan	8	8
Asia-Pacific, excluding Japan	4	4
Latin America	3	3

Total net revenue	100%	100%

Net revenue outside of North America accounted for approximately 48% and 45% of net revenue in the three months ended March 31, 2007 and 2006, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.

The increase in total net revenue in North America during the three months ended March 31, 2007 primarily related to (i) an $11.8 million increase in corporate revenue in North America due to increased corporate spending on McAfee products and increased revenue from our McAfee Foundstone and McAfee IntruShield offerings and (ii) a $1.1 million increase in consumer revenue in North America primarily due partly to an increase in our customer base.

The increase in total net revenue in EMEA during the three months ended March 31, 2007 was attributable to (i) a $14.1 million increase in corporate revenue due to increased corporate spending on McAfee security products and increased revenue from our McAfee Foundstone and McAfee IntruShield offerings and (ii) a $4.9 million increase in consumer revenue due partly to an increase in our customer base and expansion to additional countries. These increases include the positive impact of the strengthening Euro against the U.S. Dollar, which resulted in an approximate $9.1 million impact to EMEA net revenue in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Our Japan, Latin America and Asia-Pacific operations combined have historically comprised less than 20% of our total net revenue, and we expect this trend to continue. Although total net revenue from Japan increased in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, the weakening Japanese Yen against the U.S. Dollar resulted in an approximate $0.5 million negative impact to Japanese net revenue.

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

Service and Support Revenue

The following table sets forth, for the periods indicated, the two categories of our service and support revenue as a percent of total service and support revenue:

	Three Months Ended
	March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Net service and support revenue:
Support and maintenance	$160,230	$145,245	$14,985	10%
Consulting and training	7,375	4,408	2,967	67

Total service and support revenue	$167,605	$149,653	$17,952	12%

Percentage of service and support revenue:
Support and maintenance	96%	97%
Consulting and training	4	3

Total service and support revenue	100%	100%

Service and support revenue includes revenue from software support and maintenance contracts, training and consulting. The increase in service and support revenue in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was attributable to an increase in support and maintenance primarily due to amortization of previously deferred revenue from support arrangements and an increase in sales of support renewals. In addition, revenue from consulting increased due to both our Foundstone Consulting Services, which includes threat modeling, security assessments and education, and McAfee Consulting Services, which provide product design and deployment support.

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

Subscription Revenue

The following table sets forth, for the periods indicated, the change in subscription revenue from March 31, 2006 to March 31, 2007:

	Three Months Ended
	March 31,		2007 vs 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Total subscription revenue	$128,368	$92,726	$35,642	38%

Subscription revenue includes revenue from online subscription arrangements. The increase in subscription revenue in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was attributable to (i) an increase in the number of our online subscription arrangements due to an increase in our online customer base (ii) an increase in revenue from our McAfee Managed VirusScan online service for small and medium-sized businesses, (iii) an increase in royalties from strategic channel partners and (iv) an increase due to our launch of McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee PC Protection Plus, McAfee Internet Security, and McAfee Total Protection in September 2006, as these suites utilize a subscription-based model. The main driver of this subscriber growth was our continued relationships with strategic channel partners, such as Gateway, AOL and Dell.

Product Revenue

The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue:

	Three Months Ended
	March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Net product revenue:
Licenses	$10,074	$19,654	$(9,580)	(49)%
Hardware	7,533	10,341	(2,808)	(27)
Retail and other	1,298	2,874	(1,576)	(55)

Total product revenue	$18,905	$32,869	$(13,964)	(42)%

Percentage of product revenue:
Licenses	53%	60%
Hardware	40	31
Retail and other	7	9

Total product revenue	100%	100%

Product revenue includes revenue from software licenses, hardware and retail product. The decrease in product revenue in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was attributable to (i) a decrease in license revenue in the three months ended March 31, 2007 due to our launch of McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee PC Protection Plus, McAfee Internet Security, and McAfee Total Protection in September 2006, as these suites utilize a subscription-based model and (ii) an increase in incentive rebates and marketing funds with our partners that are recorded as an offset to revenue and generally included in retail and other revenue in the table above.

With the launch of our McAfee Consumer Suites in 2006, all consumer licenses are subscription-based. The continued use of a subscription-based model for licenses will result in product revenue declines with a corresponding increase in subscription revenue.

Cost of Net Revenue

The following table sets forth, for the periods indicated, cost of net revenue:

	Three Months Ended
	March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Cost of net revenue:
Service and support	$12,393	$12,952	$(559)	(4)%
Subscription	37,386	21,103	16,283	77
Product	11,905	15,687	(3,782)	(24)
Amortization of purchased technology	8,369	4,404	3,965	90

Total cost of net revenue	$70,053	$54,146	$15,907	29%

Components of gross margin:
Service and support	$155,212	$136,701
Subscription	90,982	71,623
Product	7,000	17,182
Amortization of purchased technology	(8,369)	(4,404)

Total gross margin	$244,825	$221,102

Total gross margin percentage	78%	80%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees providing customer support, training and consulting services. The cost of service and support revenue remained consistent for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The cost of service and support revenue as a percentage of service and support net revenue for the three months ended March 31, 2007 decreased compared to the same period in 2006 due primarily to an increase in support and maintenance revenue without a corresponding increase in the cost of providing those services.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic channel partners. The increase in cost of subscription revenue for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily attributed to an increase in the volume of online subscription arrangements and royalties paid to our online strategic channel partners. As a percentage of subscription revenue, cost of subscription revenue increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due primarily to higher percentages payable to our partners under online subscription arrangements.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels, and, with respect to hardware-based security products, computer platforms and other hardware components. The decrease in the cost of product revenue for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily attributable to decrease in product units sold, consistent with our shift in focus from retail-boxed products to our online subscription model. As a percentage of product revenue, cost of product revenue increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to a decrease in perpetual license revenue and an increase in incentive rebates and marketing funds. Upon the launch of our McAfee Consumer Suites, all related license revenue and cost of revenue are included in subscription revenue and cost of subscription revenue.

Amortization of Purchased Technology

The increase in amortization of purchased technology in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is due to the acquisitions of SiteAdvisor in April 2006, Preventsys in June 2006, Onigma in October 2006 and Citadel in December 2006. Purchased technology related to these four acquisitions totaled $58.0 million. Amortization for these items was $4.0 million in the three months ended March 31, 2007. The purchased technology is being amortized over estimated useful lives of up to seven years.

Operating Costs

Stock-Based Compensation Expense

We recognize stock-based compensation expense for all stock-based awards made to our employees and directors based on the estimated fair value of the awards. The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended March 31,
	2007	2006
		(As restated)

Amortization of fair value of options issued to employees	$5,058	$10,898
Former employees — extension of post-termination exercise period	10,738	—
Cash settlement of options	231	—
Restricted stock awards and units	4,911	1,947
Employee Stock Purchase Plan	—	849

Total stock-based compensation expense	$20,938	$13,694

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

Former employees — extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we have not been able to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for all vested options held by certain former employees and outside directors that would expire during the blackout period. We recognized $10.7 million of stock-based compensation expense in the three months ended March 31, 2007 based on the fair value of the modified options held by employees that terminated from January 1, 2007 through September 30, 2007, and which were vested as of the modification date and through March 31, 2007. The expense was calculated in accordance with the guidance in SFAS 123R. The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our consolidated statements of income in the period of change until the options are exercised, expire or are otherwise settled. Such amounts will be included in general and administrative expense in our consolidated statements of income, and will not be reflected as stock-based compensation expense. We did not recognize any expense related to the change in fair value of these options in the three months ended March 31, 2007 as our stock price did not change significantly from the January 2007 modification through March 31, 2007. We will record expense or benefit in future periods based on the closing price of our common stock.

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90 day period subsequent to termination. The cash payment to settle these options will be based upon an average closing price of our common stock subsequent to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We have recorded a liability based on the intrinsic value of these options as of March 31, 2007. We will continue to adjust this amount in future reporting periods based on the closing price of our common stock.

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

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued. We had no stock-based compensation expense related to our employee stock purchase plan during the three months ended March 31, 2007 due to suspension of this plan in July 2006.

The following table summarizes stock-based compensation expense recorded by income statement line item in the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
		(As restated)

Cost of net revenue — service and support	$599	$463
Cost of net revenue — subscription	358	136
Cost of net revenue — product	258	204

Stock-based compensation expense included in cost of net revenue	1,215	803
Research and development	4,972	3,843
Marketing and sales	8,513	5,226
General and administrative	6,238	3,822

Stock-based compensation expense included in operating expenses	19,723	12,891

Total stock-based compensation expense related to stock-based equity awards	20,938	13,694
Deferred tax benefit	(6,785)	(4,000)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$14,153	$9,694

See Note 4 in the condensed consolidated financial statements for additional information regarding stock-based compensation.

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

As of March 31, 2007, total compensation cost related to unvested stock options, restricted stock units, and restricted stock awards not yet recognized and reduced by estimated forfeitures was $61.8 million. This amount is expected to be recognized over a weighted-average period of approximately 2.3 years.

Internal Revenue Code Section 409A

Adverse tax consequences will result from our revision of accounting measurement dates for stock options that vest subsequent to December 31, 2004 (“409A affected options”). These adverse tax consequences include a penalty tax payable by the option holder under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes under state tax laws). As virtually all holders of options with revised measurement dates were not involved in or aware of their incorrect option exercise prices, we took certain actions to deal with the adverse tax consequences that may be incurred by the holders of such options.

Section 16(a) Officers and Directors

In December 2006, our board of directors approved the amendment of 409A affected options for those who were Section 16(a) officers upon the receipt of 409A affected options to increase the exercise price to the fair market value of our common stock on the revised measurement date. These amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone subject to Section 16(a) requirements upon receipt of the 409A affected options. There were no costs associated with this action, as the modifications increased the exercise price, which results in no incremental expense.

IRS Announcement 2007-18 Compliance

In February 2007, our board of directors approved our participation in a voluntary program under Internal Revenue Service Announcement 2007-18 and a similar state of California Announcement, whereby we will pay additional 409A taxes on behalf of certain former United States employees who have already exercised 409A affected options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state of California tax law). Current and former Section 16(a) officers and directors are specifically excluded from the program. Through March 31, 2007, we recorded $1.3 million of costs associated with this program for Section 409A affected options exercised during this period.

Certain Former Employees Future Exercises of 409A Affected Options

In May 2007, our board of directors approved cash payments as necessary to certain former employees who exercised 409A affected options during 2006 that may exercise 409A affected options in the future. Through March 31, 2007, we recorded no costs associated with former employees’ exercises of certain 409A affected options. We expect to incur costs of $0.9 million in future periods associated with former employees expected exercises of certain 409A affected options.

In November 2007, our board of directors approved the unilateral amendment of 409A affected options held by certain former employees who did not exercise 409A affected options during 2006 to increase the exercise price to the fair market value of our common stock on the revised measurement date, and to make cash payments as compensation for the increase in the exercise prices of amended options. These amended options would not be subject to taxation under IRC Section 409A. We expect to incur additional costs of $0.5 million associated with former employees’ future exercises of certain 409A affected options once we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

We are also considering offering active employees who are option holders the opportunity to amend or exchange their options to avoid the adverse consequences of 409A.

The following table summarizes, for the period indicated, costs associated with actions taken by us with respect to IRC Section 409A (in thousands):

Three Months Ended
March 31, 2007

Cost of net revenue	$—
Research and development	789
Marketing and sales	321
General and administrative	194

Costs associated with IRC Section 409A	$1,304

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses.

	Three Months Ended March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Research and development(1)	$54,613	$44,147	$10,466	24%
Percentage of net revenue	17%	16%

(1)	Includes stock-based compensation charges of $4,972 and $3,843 in the three months ended March 31, 2007 and 2006, respectively.

Research and development expenses consist primarily of salary, benefits, and stock compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended March 31, 2007 was primarily attributable to (i) a $7.1 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount, (ii) a $1.7 million increase attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition, (iii) a $1.1 million increase in stock-based compensation expense, (iv) a $0.9 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the three months ended March 31, 2007 compared to the same prior-year period, and (v) a $0.8 million charge recorded for actions taken by us with respect to IRC Section 409A discussed in “Stock-Based Compensation Expense” above, partially offset by a $0.7 million decrease in contract labor costs.

We believe that continued investment in product development is critical to attaining our strategic objectives.

Marketing and Sales

The following table sets forth, for the periods indicated, a comparison of our marketing and sales expenses.

	Three Months Ended March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Marketing and sales(1)	$93,081	$83,485	$9,596	11%
Percentage of net revenue	30%	30%

(1)	Includes stock-based compensation charges of $8,513 and $5,226 in the three months ended March 31, 2007 and 2006, respectively.

Marketing and sales expenses consist primarily of salary, commissions, stock compensation and benefits for marketing and sales personnel and costs associated with advertising and promotions. The increase in marketing and sales expenses during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 reflected (i) a $4.2 million increase in salary, benefit, and commission expense for individuals performing marketing and sales activities due to an increase in average headcount, (ii) a $3.3 million increase in stock-based compensation expense, (iii) a $1.9 million increase due to increased investment in sales, marketing, promotion and advertising programs, including marketing spend for SiteAdvisor and corporate branding initiatives, (iv) a $1.6 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the three months ended March 31, 2007 compared to the same prior-year period, (v) a $0.7 million increase due to additional use of third-party contractors, and (vi) a $0.3 million charge recorded for actions taken by us with respect to IRC Section 409A discussed in “Stock-Based Compensation Expense” above, partially offset by a $0.9 million decrease in travel expenses.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses.

	Three Months Ended
	March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

General and administrative(1)	$44,851	$36,748	$8,103	22%
Percentage of net revenue	14%	13%

(1)	Includes stock-based compensation charges of $6,238 and $3,822 in the three months ended March 31, 2007 and 2006, respectively.

General and administrative expenses consist principally of salary, stock compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 reflected (i) a $4.4 million increase due to additional legal fees and legal settlements, (ii) a $2.4 million increase in stock-based compensation expense, (iii) a $1.5 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount, and (iv) a $0.2 million charge recorded for actions taken by us with respect to IRC Section 409A discussed in “Stock-Based Compensation Expense” above, partially offset by (i) decreases in various general and administrative costs.

SEC and Compliance Costs

The following table sets forth, for the periods indicated, a comparison of our SEC and compliance costs.

	Three Months Ended March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

SEC and compliance costs	$5,052	$420	$4,632	1,103%

SEC and compliance costs consist principally of costs associated with the investigation into our stock option granting practices and costs associated with independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC, which was finalized in 2006. The $4.6 million increase in SEC and compliance costs during the three months ended March 31, 2007 consists of a $5.0 million increase in expense related to the investigation into our stock option granting practices and a $0.4 million decrease in costs related to independent consultants engaged in 2006 to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC, which was finalized in 2006.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles.

	Three Months Ended
	March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Amortization of intangibles	$2,682	$2,798	$(116)	(4)%

Intangibles consist of identifiable intangible assets such as trademarks, patents and customer lists. The decrease in amortization of intangibles was attributable to older intangibles becoming fully amortized in 2007 and 2006, which offset the impact on amortization associated with intangibles assets of $9.7 million acquired from our 2006 acquisitions.

Restructuring Charges

The following table sets forth, for the periods indicated, a comparison of our restructuring charges.

	Three Months Ended
	March 31,		2007 vs. 2006
	2007	2006	$	%
	(Dollars in thousands)

Restructuring charges	$3,126	$551	$2,575	467%

During 2006, we initiated certain restructuring actions designed to realign our go-to-market model with our customers’ requirements and product offerings. As a result, we recorded a restructuring charge of approximately $2.4 million during the fourth quarter of 2006 related to a reduction in headcount of 75 employees. These actions were taken to reduce our cost structure and, at the same time, enable us to invest in certain strategic growth initiatives in an effort to enhance our competitive position. These actions were completed during the first quarter of 2007. During the three months ended March 31, 2007, we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities. We also recorded a restructuring charge of $2.6 million related to a reduction in headcount of 33 employees.

During 2005, 2004 and 2003, we recorded restructuring charges related to vacating several facilities and reductions in headcount. Accretion on prior year restructurings totaled $0.1 million in the three months ended March 31, 2007. Additionally, we recorded a $0.1 million adjustment related to a true up of operating expenses on a North American lease. See further information on these actions in Note 7 to our condensed consolidated financial statements included elsewhere in this report.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income.

	Three Months Ended
	March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Interest and other income	$14,315	$11,465	$2,850	25%

Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses. The increase in interest and other income is partially due to the rising average rate of annualized return on our investments from approximately 4% in the three months ended March 31, 2006 to approximately 5% in the three months ended March 31, 2007. In addition, our average balance of cash, marketable securities and restricted cash increased in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 by $68.4 million.

During the three months ended March 31, 2007 and 2006, we recorded a net foreign currency transaction loss of $0.7 million and $2.0 million, respectively, in our condensed consolidated statements of income.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes.

	Three Months Ended
	March 31,		2007 vs. 2006
	2007	2006	$	%
		(As restated)
	(Dollars in thousands)

Provision for income taxes	$12,494	$20,009	$(7,515)	(38)%
Effective tax rate	22%	31%

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

The effective tax rate for the three months ended March 31, 2007 differs from the United States federal statutory rate (“statutory rate”) primarily due to the benefit of lower effective rates in certain foreign jurisdictions. The effective tax rate for the three months ended March 31, 2006 differs from the statutory rate and partially offset by the impact of adjustments to valuation allowances. The reduction in the effective tax rate for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is primarily the result of an increase in pretax earnings for the three months ended March 31, 2007 in lower tax jurisdictions and the impact of adjustments to valuation allowances recorded in the three months ended March 31, 2006.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through March 31, 2009. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We are in compliance with these conditions as of March 31, 2007.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2007	2006
		(As restated)
	(In thousands)

Net cash provided by operating activities	$101,781	$48,446
Net cash used in investing activities	(18,277)	(137,516)
Net cash used in financing activities	(184)	(209,590)

Overview

At March 31, 2007, our cash, cash equivalents and marketable securities totaled $1,342.3 million and we did not have any debt. Our management plans to use these amounts for future operations, potential acquisitions and repurchases of our common stock on the open market.

At March 31, 2007, we had cash and cash equivalents totaling $476.9 million, as compared to $389.6 million at December 31, 2006. In the three months ended March 31, 2007, we generated positive operating cash flows of $101.8 million. Cash flows were positively impacted by an increase in net cash of $3.9 million due to foreign exchange rate fluctuations. Uses of cash during the three months ended March 31, 2007 included the net purchases of marketable securities of $12.6 million and purchases of property and equipment of $10.2 million.

Our working capital, defined as current assets minus current liabilities, was $318.6 million and $146.3 million at March 31, 2007 and December 31, 2006, respectively. The increase in working capital of approximately $172.3 million from December 31, 2006 to March 31, 2007 was primarily attributable to an $144.5 million increase in cash and short-term marketable securities balances due to positive operating cash flows.

A more detailed discussion of changes in our liquidity follows.

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2007 and 2006 was primarily the result of our net income of $43.4 million and $44.3 million, respectively. Net income for the three months ended March 31, 2007 was adjusted for non-cash items such as depreciation and amortization of $20.3 million, stock-based compensation expense of $20.7 million, changes in deferred income taxes of $6.7 million, and changes in various assets and liabilities such as a decrease in accounts receivable of $24.9 million, a decrease in accrued taxes and other liabilities of $6.3 million, a decrease in deferred revenue of $5.2 million, and an increase in prepaid expenses, prepaid taxes and other assets of $3.2 million.

Net income for the three months ended March 31, 2006 was adjusted for non-cash items such as depreciation and amortization of $15.7 million, stock-based compensation expense of $13.7 million, changes in deferred income taxes of $3.6 million and changes in various assets and liabilities such as a decrease in accrued taxes and other liabilities of $63.8 million, a decrease in accounts receivable of $36.4 million, an increase in deferred revenue of $21.9 million, and an increase in prepaid expenses, prepaid taxes and other assets of $16.6 million.

Historically, our primary source of operating cash flow was the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 42 and 41 days in the three months ended March 31, 2007 and 2006, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of net revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2007 and 2006, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”

Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the three months ended March 31, 2007 and 2006, we did not make any significant changes to our payment timing to our vendors.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of March 31, 2007, approximately $459.3 million was held outside the United States. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We have incurred material expenses in 2007 and 2006 as a direct result of the investigation into our stock option grant practices and related accounting. These costs primarily related to professional services for the investigation, legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters and that we may be subject to certain fines and/or penalties resulting from the findings of the investigation. We cannot reasonably estimate the range of fines and/or penalties, if any, that might be incurred as a result of the investigation. We expect to pay for these expenses, fines, and/or penalties with available cash.

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

Investing Activities

Our investing activities for the three months ended March 31, 2007 and 2006 are as follows (in thousands).

	Three Months Ended
	March 31,
	2007	2006
		(As restated)

Net purchases of marketable securities	$(12,584)	$(177,052)
Decrease in restricted cash	352	49,727
Purchase of property and equipment and leasehold improvements	(10,150)	(10,191)
Proceeds from the sale of assets and technology	4,105	—

Net cash used in investing activities	$(18,277)	$(137,516)

Investments

In the three months ended March 31, 2007, net purchases of marketable securities was $12.6 million compared to net purchases of marketable securities of $177.1 million in the three months ended March 31, 2006. We have classified our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income, mortgage-backed, and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. We expect to continue our investing activities, including investment securities of a short-term and long-term nature.

Restricted Cash

The non-current restricted cash balance of $0.6 million and $1.0 million at March 31, 2007 and December 31, 2006 consisted primarily of cash collateral related to leases in the United States and India, as well as workers’ compensation insurance coverage.

On February 9, 2006, the SEC entered the final judgment for settlement with us. On our consolidated statement of cash flow for the three months ending March 31, 2006, the $50.0 million released from escrow for payment to the SEC was reflected as cash provided by investing activities and cash used in operating activities. The interest earned on the escrow was released to cash upon payment to the SEC.

Property and Equipment

The $10.2 million of property and equipment purchased during the three months ended March 31, 2007 was primarily for purchases of computers, equipment and software for ongoing projects and approximately $0.7 million for leasehold improvements related to our expanded research and development facility in Beaverton, Oregon.

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

Proceeds from the sale of assets and technology

The $4.1 million of proceeds from the sale of assets during the three months ended March 31, 2007 was primarily related to the sale of all of our fractional interests in corporate aircraft.

Acquisitions

Our available cash and equity securities may be used to acquire or invest in complementary companies, products and technologies. In November 2007, we paid $350.0 million to purchase 100% of the outstanding shares of Safeboot Holding B.V. In October 2007, we entered into a definitive agreement to acquire ScanAlert, Inc. for $51.0 million and up to an additional $24.0 million if certain performance targets are met.

Financing Activities

Our financing activities for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
		(As restated)

Proceeds from issuance of common stock under stock option and stock purchase plans	$—	$18,040
Excess tax benefits from stock-based compensation	12	2,929
Repurchase of common stock	(196)	(230,559)

Net cash used in financing activities	$(184)	$(209,590)

Stock Option and Stock Purchase Plans

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $18.0 million in the three months ended March 31, 2006. Beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. Therefore, in the three months ended March 31, 2007, we received no proceeds from the issuance of common stock under stock option and stock purchase plans. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including our ability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended the price of our common stock, the number of employees participating in the plans and general market conditions. In addition, in 2006, we changed our equity compensation program for existing employees by starting to grant, in certain instances, restricted stock units in addition to awarding stock options. We continued to grant stock options to new employees. Although management has not determined what type of equity compensation we will use to reward top-performing employees in the future, if management decides to grant only restricted stock units, which provide no proceeds to us, going forward, our proceeds from issuance of common stock will be significantly less than proceeds that we received historically.

Excess Tax Benefits from Stock-Based Compensation

The excess tax benefit reflected as a financing cash inflow in the three months ended March 31, 2007 and 2006 represents excess tax benefits realized relating to stock-based payments to our employees, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.

Repurchase of Common Stock

Our board of directors has authorized the repurchase of our common stock in the open market from time to time, depending upon market conditions, share price and other factors. During the three months ended March 31, 2006, we used $230.4 million to repurchase 9.6 million shares of our common stock in the open market, including commissions paid on these transactions. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices. Therefore, in the three months ended March 31, 2007, we had no repurchases of our common stock pursuant to a publicly announced plan or program.

During the three months ended March 31, 2007 and 2006, we used $0.2 million in each period to repurchase shares of common stock in connection with our obligation to a holder of restricted stock to withhold the number of shares required to satisfy such holder’s tax liability in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

Credit Facility

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of March 31, 2007 and December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2007 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

Background of the Restatement

As described in the “Explanatory Note Regarding Restatement” preceding Part I, Item 1 and in Note 3 to the consolidated financial statements of our annual report on Form 10-K for the year ended December 31, 2006, during 2007 and 2006 a special committee of our board of directors carried out an independent investigation related to our historical stock option granting practices. As a result of the investigation, we concluded that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. The original accounting measurement dates for approximately 15,600 grants were revised in the periods 1995 through 2005, errors to variable awards were corrected and charges for modifications previously unaccounted for were recorded, resulting in a total of $137.4 million additional pre-tax, non-cash stock-based compensation expense to be recognized over the applicable vesting periods.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that because of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2007.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses in our internal controls over financial reporting as of March 31, 2007.

Stock Administration Process

As noted above, during 2007 and 2006, our management identified, calculated and recorded additional stock-based compensation expense resulting from errors identified during an independent investigation of our historical stock option granting practices. While the additional stock-based compensation related to 2006 and prior years, the errors material to our financial statements were related to option grants made between 1995 and 2003. These errors were a result of internal control deficiencies in our stock option granting and accounting practices, including the recording and disclosure of stock-based compensation expense in our financial statements since 1995. Specifically, effective controls, including monitoring, were not designed and in place to provide reasonable assurance regarding the existence, completeness, accuracy, valuation and presentation of activity related to our granting of stock options in the financial statements.

Due to the ongoing discovery of prior period errors that resulted from these internal control deficiencies and the absence of mitigating controls, management has concluded that, as of March 31, 2007, we did not maintain effective controls over our stock option granting and accounting practices, including the recording and disclosure of stock-based compensation expense in our financial statements. These internal control deficiencies resulted in errors in (i) stock-based compensation expense, additional paid-in capital, related income tax accounts and weighted average diluted shares outstanding and (ii) related financial statement disclosures. Management has concluded that these internal control deficiencies constitute a material weakness in internal control because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

Except for those described below, there have been no changes in our internal control over financial reporting since December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Stock Administration Process

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

Information with respect to this item is incorporated by reference to Note 12 of the notes to the condensed consolidated financial statements included in this Report on Form 10-Q and as set forth in Part I, Item 3, of our annual report on Form 10-K for the year ended December 31, 2006.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2006. We have no material changes in our risks from such description.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

Our board of directors has authorized the repurchase of our common stock in the open market from time to time, depending upon market conditions, share price and other factors. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices. Therefore, in the three months ended March 31, 2007, we had no repurchases of our common stock that were pursuant to a publicly announced plan or program. As of March 31, 2007, we had remaining authorization to repurchase $246.2 million of our common stock; however, this authorization expired in October 2007. We expect that our executive management will recommend to our board of directors that a new common stock repurchase program be authorized.

During the three months ended March 31, 2007, we used $0.2 million to repurchase 6,824 shares of common stock in connection with our obligation to a holder of restricted stock to withhold the number of shares required to satisfy such holder’s tax liability in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

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

McAfee Inc.

/s/  Eric F. Brown
Eric F. Brown
Executive Vice President, Chief Financial Officer and
Chief Operating Officer

December 21, 2007

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File	Exhibit		Filed with
Number	Description	Form	Number	Number	Filing Date	this 10-Q

3.1	Second Restated Certificate of Incorporation of the Registrant, as amended on December 1, 1997	S-4	333-48593	3.1	March 25, 1998
3.2	Certificate of Ownership and Merger between Registrant and McAfee, Inc.	10-Q	001-31216	3.2	November 8, 2004
3.3	Second Amended and Restated Bylaws of the Registrant.	10-Q	001-31216	3.3	November 8, 2004
3.4	Certificate of Designation of Series A Preferred Stock of the Registrant	10-Q	000-20558	3.3	November 14, 1996
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock of the Registrant	8-A	000-20558	5.0	October 22, 1998
10.1*	Text of Amendment to Certain Stock Option Agreements	8-K	001-31216	10.1	January 9, 2007
10.2*	Text of Amendment to Certain Stock Option Agreements of George Samenuk	8-K	001-31216	10.2	January 9, 2007
10.3*	Release of Claims dated February 6, 2007 by and between George Samenuk and the Registrant	8-K	001-31216	10.1	February 7, 2007
10.4*	Employment agreement dated February 23, 2007 by and between David DeWalt and the Registrant	8-K	001-31216	10.1	March 8, 2007
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contracts or compensatory plans or arrangements covering executive officers or directors of McAfee, Inc.