Form 10-Q
period 2007-06-30
McAfee, Inc.
filed 2007-12-21
CIK 890801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
June 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(In thousands, except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$542,584	$389,627
Short-term marketable securities	265,959	215,722
Accounts receivable, net of allowance for doubtful accounts of $2,760 and $2,016, respectively	162,004	170,855
Prepaid expenses and prepaid taxes	141,789	132,203
Deferred income taxes	226,208	236,310
Other current assets	15,564	31,915

Total current assets	1,354,108	1,176,632
Long-term marketable securities	605,280	634,820
Restricted cash	557	950
Property and equipment, net	96,411	91,999
Deferred income taxes	361,341	228,103
Intangible assets, net	99,893	113,574
Goodwill	535,215	530,477
Other assets	26,206	23,715

Total assets	$3,079,011	$2,800,270

LIABILITIES
Current liabilities:
Accounts payable	$37,876	$35,652
Accrued income taxes	63,989	118,589
Other accrued liabilities	202,178	171,331
Deferred revenue	713,049	704,807

Total current liabilities	1,017,092	1,030,379
Deferred revenue, less current portion	194,741	192,718
Accrued taxes and other long-term liabilities	65,777	149,924

Total liabilities	1,277,610	1,373,021

Commitments and contingencies (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none in 2007 and 2006	—	—
Common stock, $0.01 par value:
Authorized: 300,000,000 shares; Issued: 172,512,046 shares at June 30, 2007 and December 31, 2006; Outstanding: 159,908,615 shares at June 30, 2007 and 159,915,439 shares at December 31, 2006	1,726	1,726
Treasury stock, at cost: 12,603,431 shares at June 30, 2007 and 12,596,607 shares at December 31, 2006	(303,270)	(303,074)
Additional paid-in capital	1,778,712	1,527,843
Accumulated other comprehensive income	35,744	31,472
Retained earnings	288,489	169,282

Total stockholders’ equity	1,801,401	1,427,249

Total liabilities and stockholders’ equity	$3,079,011	$2,800,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
		(Unaudited)

Net revenue:
Service and support	$165,162	$156,257	$332,767	$305,910
Subscription	133,291	95,649	261,659	188,375
Product	16,377	25,700	35,282	58,569

Total net revenue	314,830	277,606	629,708	552,854
Cost of net revenue:
Service and support	11,835	13,657	24,228	26,609
Subscription	39,615	25,350	77,001	46,453
Product	11,419	14,708	23,324	30,395
Amortization of purchased technology	8,515	5,789	16,884	10,193

Total cost of net revenue	71,384	59,504	141,437	113,650
Operating costs:
Research and development	54,819	49,638	109,432	93,785
Marketing and sales	95,147	90,245	188,228	173,730
General and administrative	42,102	55,298	86,953	92,046
SEC and compliance costs	9,148	3,352	14,200	3,772
Amortization of intangibles	3,556	2,851	6,238	5,649
Restructuring (benefit) charges	(77)	568	3,049	1,119
In-process research and development	—	460	—	460

Total operating costs	204,695	202,412	408,100	370,561

Income from operations	38,751	15,690	80,171	68,643
Interest and other income	18,715	7,198	33,030	18,663
Gain (loss) on investments, net	151	16	260	(86)

Income before provision for income taxes	57,617	22,904	113,461	87,220
Provision for (benefit from) income taxes	9,573	(3,294)	22,067	16,715

Net income	$48,044	$26,198	$91,394	$70,505

Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of reclassification adjustment for gains (losses) recognized on marketable securities during the period and income tax	$(566)	$394	$(97)	$579
Foreign currency translation gain (loss)	3,933	(3,305)	4,369	(6,533)

Comprehensive income	$51,411	$23,287	$95,666	$64,551

Net income per share — Basic	$0.30	$0.16	$0.57	$0.43

Net income per share — Diluted	$0.29	$0.16	$0.56	$0.43

Shares used in per share calculation — Basic	159,800	159,418	159,799	162,163

Shares used in per share calculation — Diluted	163,814	161,294	163,487	163,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(In thousands) (Unaudited)

Cash flows from operating activities:
Net income	$91,394	$70,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,646	33,207
Recovery of doubtful accounts, net	(124)	(376)
Non-cash restructuring charge	1,286	1,119
Interest released from restricted cash	—	489
Acquired in-process research and development	—	460
Discount amortization on marketable securities	(2,638)	(3,355)
Loss on sale of assets and technology	11	153
(Gain) loss on sale of investments	(260)	86
Deferred income taxes	3,175	(21,830)
Increase in fair value of options accounted for as liabilities	1,915	—
Non-cash stock-based compensation expense	30,497	25,792
Excess tax benefits from stock-based compensation	(12)	(4,392)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	10,333	34,941
Prepaid expenses, prepaid taxes and other assets	(5,648)	(38,938)
Accounts payable	1,330	(4,760)
Accrued taxes and other liabilities	9,552	(12,733)
Deferred revenue	5,644	44,630

Net cash provided by operating activities	187,101	124,998

Cash flows from investing activities:
Purchase of marketable securities	(346,873)	(558,651)
Proceeds from sales of marketable securities	215,234	182,789
Proceeds from maturities of marketable securities	113,680	128,383
Decrease in restricted cash	393	49,897
Purchase of patents	(9,300)	—
Purchase of property, equipment and leasehold improvements	(18,850)	(21,968)
Proceeds from sale of assets and technology	4,105	—
Acquisitions, net of cash acquired	—	(65,869)

Net cash used in investing activities	(41,611)	(285,419)

Cash flows from financing activities:
Proceeds from issuance of common stock from option and stock purchase plans	—	29,810
Excess tax benefits from stock-based compensation	12	4,392
Repurchase of common stock	(196)	(234,360)

Net cash used in financing activities	(184)	(200,158)

Effect of exchange rate fluctuations on cash	7,651	5,896

Net increase (decrease) in cash and cash equivalents	152,957	(354,683)

Cash and cash equivalents at beginning of period	389,627	728,592

Cash and cash equivalents at end of period	$542,584	$373,909

Non-cash investing activities:
Unrealized (loss) gain on marketable securities, net	$(97)	$579

Accrual for purchase of property, equipment and leasehold improvements	$4,676	$2,256

Fair value of assets acquired in business combinations, excluding cash acquired	$—	$75,156

Liabilities assumed in business combinations	$—	$9,287

Non-cash financing activities:
Modification of stock options — reclassification from equity to liability award	$4,326	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,576	$46,289

Cash received from income tax refunds	$11,830	$2,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

2.	Summary of Significant Accounting Policies and Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and June 30, 2006. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that all disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of our management, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year or for any future periods.

Significant Accounting Policies

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) as discussed more fully below. Other than this change, we have had no significant changes in our accounting policies during the six months ended June 30, 2007 as compared to the significant accounting policies described in our annual report on Form 10-K for the year ended December 31, 2006.

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

FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires determination of the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note 9 for further discussion of the impact of adoption of FIN 48.

Inventory

Inventory, which consists primarily of finished goods owned at fulfillment partner locations and inventory sold into our channel which has not been sold through to the end-user, is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first in, first out basis. Inventory balances are included in other current assets in our condensed consolidated balance sheets, and are $1.6 million as of June 30, 2007 and $2.7 million as of December 31, 2006.

Deferred Costs of Revenue

Deferred costs of revenue, which consist primarily of costs related to revenue-sharing and royalty arrangements, are included in prepaid expenses and prepaid taxes and other assets on our condensed consolidated balance sheets. We only defer direct and incremental costs related to revenue-sharing arrangements and recognize such deferred costs proportionate to the related revenue recognized. Our deferred costs as of June 30, 2007 are $88.0 million, and $70.2 million as of December 31, 2006.

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

We record compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates. Compensation expense is recognized over the required service period of the awards. Our stock-based awards include stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Amortization of fair value of options issued to employees	$4,214	$6,824	$9,272	$17,722
Former employees — extension of post termination exercise period	340	—	11,078	—
Cash settlement of options	1,959	—	2,190	—
Restricted stock awards and units	5,236	4,516	10,147	6,463
Employee Stock Purchase Plan	—	758	—	1,607

Total stock-based compensation expense	$11,749	$12,098	$32,687	$25,792

Amortization of fair value of options issued to employees.  We recognize the fair value of stock options issued to employees as stock-based compensation expense over the vesting period of the awards. As we adopted SFAS 123(R) using the modified prospective method, these charges include compensation expense for stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock options

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Former employees — extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we have not been able to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for vested options held by certain former employees and outside directors who terminated and whose stock options would have expired during the blackout period. We recognized $0.3 million and $11.1 million of stock-based compensation expense in the three and six months ended June 30, 2007, respectively, based on the fair value of the modified options. The stock-based compensation expense in the three months ended June 30, 2007 was based on modified options held by former employees that vested during the three months ended June 30, 2007. The stock-based compensation expense in the six months ended June 30, 2007 was based on modified options, held by former employees that terminated from January 1, 2007 through September 30, 2007, and which were vested as of the modification date and through June 30, 2007. The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our condensed consolidated statements of income and comprehensive income in the period of change until the options are exercised, expire or are otherwise settled. We recognized $1.9 million of expense related to the change in fair value of these options in the three and six months ended June 30, 2007. Such amounts are included in general and administrative expense in our condensed consolidated statements of income and comprehensive income, and are not reflected as stock-based compensation expense in the table above. We will record expense or benefit in future periods based on the closing price of our common stock.

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90 day period subsequent to termination. The cash payment to settle these options will be based upon an average closing price of our common stock subsequent to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We have recorded a liability based on the intrinsic value of these options as of June 30, 2007. We will continue to adjust this amount in future reporting periods based on the closing price of our common stock.

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

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued. We had no stock-based compensation expense related to our employee stock purchase plan during the six months ended June 30, 2007 due to suspension of this plan in July 2006.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expense by income statement line item that we recorded in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of net revenue — service and support	$356	$494	$955	$957
Cost of net revenue — subscription	185	169	543	305
Cost of net revenue — product	199	182	457	386

Stock-based compensation expense included in cost of net revenue	740	845	1,955	1,648
Research and development	3,293	3,495	8,265	7,338
Marketing and sales	4,812	4,873	13,325	10,099
General and administrative	2,904	2,885	9,142	6,707

Stock-based compensation expense included in operating expenses	11,009	11,253	30,732	24,144

Total stock-based compensation expense related to stock-based equity awards	11,749	12,098	32,687	25,792
Deferred tax benefit	(2,903)	(3,048)	(9,688)	(7,048)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$8,846	$9,050	$22,999	$18,744

At June 30, 2007, the estimated fair value of all unvested stock options, restricted stock units, and restricted stock awards that have not yet been recognized as compensation expense was $64.4 million, net of expected forfeitures. We expect to recognize this amount over a weighted-average period of 2.4 years.

Under SFAS 123(R), we used the Black-Scholes model to estimate the fair value of our stock-based awards and employee stock purchase rights issued under the ESPP. The key assumptions used in the model during the three and six months ended June 30, 2007 and 2006, are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Stock option grants:
Risk free interest rate	4.6%	4.9%	4.7%	4.8%
Weighted average expected lives (years)	6.5	5.6	6.3	5.5
Volatility	30.0%	41.0%	28.8%	39.7%
Dividend yield	—	—	—	—
ESPP:
Risk free interest rate				4.6%
Weighted average expected lives (years)				0.5
Volatility				38.0%
Dividend yield				—

During the three and six months ended June 30, 2007 and the three months ended June 30, 2006, we did not have any ESPP grants.

We derive the expected term of our options through the use of a lattice model that factors in historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. Since January 1, 2006, we have used the implied volatility of options traded on our stock with a term of six months or more to calculate the expected volatility of our option grants. We have not declared any dividends on our stock in the past and do not expect to do so in the foreseeable future.

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

IRS Announcement 2007-18 Compliance

In February 2007, our board of directors approved our participation in a voluntary program under Internal Revenue Service Announcement 2007-18 and a similar state of California Announcement, whereby we will pay additional 409A taxes on behalf of certain former United States employees who have already exercised 409A affected options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state of California tax law). Current and former Section 16(a) officers and directors are specifically excluded from the program. Through June 30, 2007, we recorded $1.3 million of costs associated with this program for Section 409A affected options exercised during this period.

Certain Former Employees Future Exercises of 409A Affected Options

In May 2007, our board of directors approved cash payments as necessary to certain former employees who exercised 409A affected options during 2006 that may exercise Section 409A affected options in the future. In the three months ended June 30, 2007, we recorded $0.9 million of costs associated with former employees’ exercises of certain Section 409A affected options. We may incur additional costs in future periods associated with former employees’ expected exercises of certain Section 409A affected options but we do not expect the costs to be material.

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

The following table summarizes, for the periods indicated, costs associated with actions taken by us with respect to IRC Section 409A (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007

Cost of net revenue	$—	$—
Research and development	85	874
Marketing and sales	268	589
General and administrative	594	788

Costs associated with IRC Section 409A	$947	$2,251

4.	Business Combinations and Divestitures

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

The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 5.0 years or a weighted-average period of 4.0 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.6 million through 2008, was established at the close of the acquisition. At June 30, 2007, $0.3 million had been expensed and $0.2 million had been paid related to this performance plan.

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

The intangible assets are being amortized over their useful lives of 2.0 to 4.0 years or a weighted-average period of 3.9 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $1.0 million through 2007, was established at the close of the acquisition. At June 30, 2007, $0.3 million had been expensed and no amounts had been paid related to this performance plan.

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

We recorded $0.5 million for in-process research and development, which was fully expensed upon purchase because technological feasibility had not been achieved and there was no alternative use for the projects under development. The in-process research and development included the development of a new version of the security risk management system that will include increased functionality and new features. We introduced this version during the fourth quarter of 2006. At the date of acquisition, we estimated that 40% of the development effort had been completed and that the remaining 60% of development would take approximately two months to complete. As of December 31, 2006, all development was completed and costs were $0.5 million. The intangible assets, other than goodwill, are being amortized over their useful lives of 3.0 to 5.0 years or a weighted-average period of 3.2 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $0.8 million through 2007, was established at the close of the acquisition. At June 30, 2007, $0.6 million had been expensed and $0.3 million had been paid related to this performance plan.

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

The intangible assets, other than goodwill, are being amortized over their useful lives of 2.0 to 4.0 years or a weighted-average period of 3.0 years. As part of the acquisition, we did not assume any outstanding stock options or warrants. A performance and retention plan, which provides for payment of up to $9.1 million through 2008, was established at the close of the acquisition. At June 30, 2007, $8.3 million had been expensed and $8.2 million had been paid related to this performance plan.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the assets acquired and liabilities assumed in the acquisition of Citadel, Onigma, Preventsys and SiteAdvisor as adjusted for the resolution of ongoing purchase price valuation procedures (in thousands):

	SiteAdvisor	Preventsys	Onigma	Citadel	Total

Technology	$15,450	$3,540	$23,139	$15,900	$58,029
Other intangibles	420	890	1,889	6,500	9,699
Goodwill	50,397	269	—	42,386	93,052
Cash	29	23	125	—	177
Other assets	485	661	281	1,123	2,550
Deferred tax assets	587	1,978	530	—	3,095

Total assets acquired	67,368	7,361	25,964	65,909	166,602
Accrued liabilities	37	1,024	372	777	2,210
Deferred revenue	—	203	—	3,937	4,140
Deferred tax liabilities	6,269	1,750	6,429	—	14,448

Total liabilities assumed	6,306	2,977	6,801	4,714	20,798

Net assets acquired	61,062	4,384	19,163	61,195	145,804

In-process research and development expensed	—	460	—	—	460

Total acquisition cost	$61,062	$4,844	$19,163	$61,195	$146,264

The results of operations for Citadel, Onigma, Preventsys and SiteAdvisor have been included in our results of operations since the date of acquisition.

The following unaudited pro forma financial information presents our combined results with Citadel and Preventsys as if the acquisitions had occurred at the beginning of 2006 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Net revenue	$280,882	$561,873
Net income	21,622	62,695
Basic net income per share	$0.14	$0.39

Diluted net income per share	$0.13	$0.38

Shares used in per share calculation — basic	159,418	162,163

Shares used in per share calculation — diluted	161,294	163,984

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

Our goodwill impairment review is conducted as of October 1 of each fiscal year or earlier if indicators of impairment exist. In 2006, our analysis indicated that goodwill was not impaired. The fair value of the reporting units was estimated using the average of the expected present value of estimated future cash flows and of the market multiple value. We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Goodwill by geographic region is as follows (in thousands):

	December 31,		Effects of Foreign	June 30,
	2006	Adjustments	Currency Exchange	2007

North America	$412,453	$2,815	$745	$416,013
EMEA	75,445	806	82	76,333
Japan	18,771	124	—	18,895
Asia-Pacific (excluding Japan)	11,960	69	—	12,029
Latin America	11,848	69	28	11,945

Total	$530,477	$3,883	$855	$535,215

The adjustment to goodwill during the six months ended June 30, 2007 included purchase price adjustments of $0.5 million related to Citadel, Preventsys and SiteAdvisor and adjustments of $3.4 million related to certain historical acquisitions resulting from our adoption of FIN 48 on January 1, 2007.

The components of intangible assets are as follows:

	June 30, 2007				December 31, 2006
			Accumulated			Accumulated
			Amortization			Amortization
			(Including			(Including
	Weighted		Effects of			Effects of
	Average	Gross	Foreign	Net	Gross	Foreign	Net
	Useful	Carrying	Currency	Carrying	Carrying	Currency	Carrying
	Life	Amount	Exchange)	Amount	Amount	Exchange)	Amount
	(Dollars in thousands)

Other intangible assets:
Purchased technologies	4.4 years	$187,865	$(120,039)	$67,826	$203,790	$(119,202)	$84,588
Trademarks and patents	5.2 years	38,244	(29,366)	8,878	29,444	(28,830)	614
Customer base and other intangibles	5.9 years	70,989	(47,800)	23,189	72,161	(43,789)	28,372

		$297,098	$(197,205)	$99,893	$305,395	$(191,821)	$113,574

The aggregate amortization expenses for the intangible assets listed above totaled $12.1 million and $8.6 million in the three months ended June 30, 2007 and 2006, respectively, and $23.1 million and $15.8 million in the six months ended June 30, 2007 and 2006, respectively.

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future intangible asset amortization expense as of June 30, 2007 is as follows (in thousands):

Fiscal Years:
Remainder of 2007	$19,997
2008	35,010
2009	24,003
2010	15,464
2011	3,122
Thereafter	2,297

$99,893

6.	Restructuring Charges

2006 Restructuring

In 2006, we initiated certain restructuring actions to reduce our cost structure and, at the same time, enable us to invest in certain strategic growth initiatives to enhance our competitive position.

In the fourth quarter of 2006, we recorded a $2.4 million restructuring charge related to a reduction of primarily marketing and sales employees. The charge related to the severance of 75 employees, of which $1.0 million, $1.1 million, $0.1 million and $0.2 million was recorded in our North America, EMEA, Japan and Asia-Pacific, excluding Japan, operating segments, respectively.

During the six months ended June 30, 2007, we completed these restructuring activities when we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities. The remaining costs associated with vacating the facilities are primarily comprised of the present value of remaining lease obligations. We also recorded a net restructuring charge of $2.4 million related to a reduction in headcount of 33 employees, of which $0.2 million, $2.1 million and $0.1 million was recorded in our North America, EMEA and Asia-Pacific, excluding Japan operating segments, respectively.

The following table summarizes our restructuring accrual established in 2006 and activity through June 30, 2007 (in thousands):

	Lease
	Termination	Severance and
	Costs	Other Benefits	Total

Balance, January 1, 2006	$—	$—	$—
Restructuring accrual	—	2,404	2,404
Cash payments	—	(14)	(14)

Balance, December 31, 2006	—	2,390	2,390
Restructuring accrual	330	2,634	2,964
Adjustment to liability	—	(201)	(201)
Cash payments	(161)	(4,471)	(4,632)
Effects of foreign currency exchange	2	—	2

Balance, June 30, 2007	$171	$352	$523

As of June 30, 2007, $0.5 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $0.1 million has been classified as other long-term liabilities, and will be paid through 2009.

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

The following table summarizes our restructuring accrual established in 2005 and activity through June 30, 2007 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2005	$—	$—	$—	$—
Restructuring accrual	1,800	216	4	2,020
Cash payments	(1,205)	(216)	(4)	(1,425)
Effects of foreign currency exchange	(14)	—	—	(14)
Accretion	23	—	—	23

Balance, December 31, 2005	604	—	—	604
Cash payments	(577)	—	—	(577)
Adjustment to liability	4	—	—	4
Effects of foreign currency exchange	(19)	—	—	(19)
Accretion	12	—	—	12

Balance, December 31, 2006	24	—	—	24
Cash payments	(71)	—	—	(71)
Adjustment to liability	47	—	—	47

Balance, June 30, 2007	$—	$—	$—	$—

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2006, we decreased our restructuring accrual by $0.6 million attributable to commissions on new subleases and a change in assumptions related to commissions on existing subleases and favorable changes in market rates associated with subleased facilities in Amsterdam and Santa Clara.

The following table summarizes our restructuring accruals established in 2004 and activity through June 30, 2007 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2004	$—	$—	$—	$—
Restructuring accrual	9,973	7,932	480	18,385
Cash payments	(579)	(4,175)	(63)	(4,817)
Adjustment to liability	(231)	(275)	—	(506)
Accretion	74	—	—	74

Balance, December 31, 2004	9,237	3,482	417	13,136
Restructuring accrual	1,454	1,382	20	2,856
Cash payments	(2,747)	(4,864)	(297)	(7,908)
Adjustment to liability	(810)	—	(140)	(950)
Effects of foreign currency exchange	(46)	—	—	(46)
Accretion	341	—	—	341

Balance, December 31, 2005	7,429	—	—	7,429
Cash payments	(2,111)	—	—	(2,111)
Adjustment to liability	(598)	—	—	(598)
Effects of foreign currency exchange	97	—	—	97
Accretion	256	—	—	256

Balance, December 31, 2006	5,073	—	—	5,073
Cash payments	(613)	—	—	(613)
Adjustment to liability	19	—	—	19
Effects of foreign currency exchange	67	—	—	67
Accretion	88	—	—	88

Balance, June 30, 2007	$4,634	$—	$—	$4,634

As of June 30, 2007, $1.2 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $3.4 million has been classified as other long-term liabilities, and will be paid through 2013. Lease termination costs are net of estimated sublease income of $5.1 million at June 30, 2007.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring accrual established in 2003 and activity through June 30, 2007 (in thousands):

	Lease
	Termination	Severance and	Other
	Costs	Other Benefits	Costs	Total

Balance, January 1, 2003	$—	$—	$—	$—
Restructuring accrual	15,734	6,692	739	23,165
Cash payments	(1,707)	(6,259)	(167)	(8,133)
Adjustment to liability	(273)	(116)	(572)	(961)
Accretion	463	—	—	463

Balance, December 31, 2003	14,217	317	—	14,534
Cash payments	(1,841)	(194)	—	(2,035)
Adjustment to liability	(483)	(123)	—	(606)
Accretion	548	—	—	548

Balance, December 31, 2004	12,441	—	—	12,441
Cash payments	(1,279)	—	—	(1,279)
Adjustment to liability	(1,006)	—	—	(1,006)
Accretion	498	—	—	498

Balance, December 31, 2005	10,654	—	—	10,654
Cash payments	(1,960)	—	—	(1,960)
Adjustment to liability	(1,908)	—	—	(1,908)
Accretion	389	—	—	389

Balance, December 31, 2006	7,175	—	—	7,175
Cash payments	(669)	—	—	(669)
Accretion	137	—	—	137

Balance, June 30, 2007	$6,643	$—	$—	$6,643

As of June 30, 2007, $1.1 million of the restructuring accrual is due within 12 months and has been classified as current accrued liabilities, while the remaining balance of $5.5 million has been classified as other long-term liabilities and will be paid through 2013. Lease termination costs are net of estimated sublease income of $9.4 million at June 30, 2007.

Our estimate of the excess facilities charges may vary significantly depending, in part, on factors which may be beyond our control, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases, the market rates at the time of such subleases and the amount of commissions paid in association with sublease activities. Adjustments to the facilities accrual will be made if actual lease exit costs or sublease income differ from amounts currently expected. The facility restructuring charges in 2007 were in the North America, EMEA, Japan, Asia-Pacific, excluding Japan, and Latin America operating segments. The facility restructuring charges in 2005 were primarily in the EMEA, Japan and North America operating segments, and the facility restructuring charges in 2004 and 2003 were primarily in the North America operating segment.

7.	Line of Credit

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of June 30, 2007 and December 31, 2006.

8.	Net Income Per Share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator — Basic and diluted net income	$48,044	$26,198	$91,394	$70,505

Denominator — Basic
Basic weighted average common stock outstanding	159,800	159,418	159,799	162,163

Denominator — Diluted
Basic weighted average common stock outstanding	159,800	159,418	159,799	162,163
Effect of dilutive securities:
Common stock options, restricted stock units, Employee Stock Purchase Plan shares and shares subject to repurchase(1)	4,014	1,876	3,688	1,821

Diluted weighted average shares	163,814	161,294	163,487	163,984

Net income per share — Basic	$0.30	$0.16	$0.57	$0.43

Net income per share — Diluted	$0.29	$0.16	$0.56	$0.43

(1)	In the three months ended June 30, 2007 and 2006, 1.9 million and 8.1 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive. In the six months ended June 30, 2007 and 2006, 2.7 million and 7.6 million options to purchase common stock, respectively, were excluded from the calculation since the effect was anti-dilutive.

9.	Income Taxes

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the January 1, 2007 retained earnings. As a result of the implementation of FIN 48, as of January 1, 2007, we recognized a decrease of $125.6 million in the liability for unrecognized tax benefits, a $3.4 million increase in acquisition related goodwill, $101.2 million increase in additional paid-in capital, and a $27.8 million increase in retained earnings. As of January 1, 2007 and after the impact of changes noted above, unrecognized tax benefits totaled $40.2 million and accrued interest and penalties totaled $10.7 million (net of any tax benefit) for an aggregate amount of $50.9 million. Of the $50.9 million, $47.5 million, if recognized, would favorably affect our effective tax rate while the remaining amount would reduce goodwill.

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

We are presently under audit in many jurisdictions, including notably the United States, California and the Netherlands. The IRS is presently conducting a limited scope examination of our United States federal income tax returns for the calendar years 2002, 2003, 2004 and 2005. During the quarter ended June 30, 2007, the State of California notified us of their intent to audit our income tax returns for the years 2004 and 2005. We are also in pre-filing discussions with the Netherlands’ tax authorities with respect to tax years 2004 and 2005. Currently, we are not able to predict the conclusion of these examinations. Given the various stages of completion of our exams, we cannot currently estimate significant changes to the amount of unrecognized income tax benefits over the next year.

We accrue potential interest and penalties related to unrecognized tax benefits through income tax expense. Upon recognition of these tax benefits, interest and penalty amounts accrued will generally be released as a benefit in the income tax provision. During the three and six months ended June 30, 2007, we recognized a net increase of approximately $1.2 million and $1.4 million, respectively, in potential interest and penalties associated with uncertain tax positions

For the three months ended June 30, 2007 and 2006 we had a tax provision of $9.6 million and a tax benefit of $3.3 million, respectively, reflecting an effective tax rate of 17% and (14%), respectively. The effective tax rate for the three months ended June 30, 2007 differs from the United States federal statutory rate (“statutory rate”) primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the three months ended June 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances. Our consolidated provision for income taxes for the six months ended June 30, 2007 and 2006 was $22.1 million and $16.7 million, respectively, reflecting an effective tax rate of 19% for both periods. The effective tax rate for the six months ended June 30, 2007 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the six months ended June 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our net revenue and income from operations by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenue by region:
North America	$162,949	$150,458	$327,475	$302,083
EMEA	103,346	90,528	205,036	173,268
Japan	25,024	22,128	50,236	45,002
Asia-Pacific, excluding Japan	14,651	9,570	27,943	19,492
Latin America	8,860	4,922	19,018	13,009

Net revenue	$314,830	$277,606	$629,708	$552,854

Income from operations by region:
North America	$54,105	$51,122	$111,445	$107,843
Europe	59,024	47,767	118,680	92,044
Japan	16,305	13,400	32,245	26,472
Asia-Pacific, excluding Japan	1,184	(849)	3,736	(21)
Latin America	5,338	2,097	12,241	7,151
Corporate	(97,205)	(97,847)	(198,176)	(164,846)

Income from operations	$38,751	$15,690	$80,171	$68,643

The difference between income from operations and income before taxes is reflected on the face of our condensed consolidated statements of income.

The corporate expenses, which are not considered attributable to any specific geographic region, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

General and administrative and other operating costs	$45,052	$53,721	$89,195	$85,332
Corporate marketing	16,845	16,535	31,252	29,113
Stock-based compensation	11,749	12,098	32,687	25,792
Amortization of purchased technology and other intangibles	12,071	8,640	23,122	15,842
SEC compliance costs	9,148	3,352	14,200	3,772
Acquisition and retention bonuses	2,410	2,344	4,660	3,263
Restructuring (benefit) charges	(77)	568	3,049	1,119
In-process research and development	—	460	—	460
Loss on sale of assets and technology	7	129	11	153

Corporate expenses	$97,205	$97,847	$198,176	$164,846

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Litigation

Settled Cases

In February 2007, we reached a confidential settlement of a breach of contract, fraud and bad faith lawsuit filed in June 2002 in the United States District Court, District of Massachusetts. As part of the settlement, we acquired and recorded ownership of intangible assets valued at $9.3 million with all remaining claims settled for $6.2 million, of which $5.0 million was recognized as expense in the three months ended June 30, 2006 with the balance of $1.2 million being expensed in 2004 and prior periods. The case was dismissed on March 1, 2007 and final payment of the settlement was tendered on May 4, 2007.

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

MCAFEE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Warranty Accrual and Guarantees

We offer a 90-day warranty on our hardware and software products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. A reconciliation of the change in our warranty obligation as of June 30, 2007 and December 31, 2006 follows (in thousands):

Warranty
Accrual

Balance, January 1, 2006	$1,083
Additional accruals	1,937
Costs incurred during the period	(2,358)

Balance, December 31, 2006	662
Additional accruals	632
Costs incurred during the period	(769)

Balance, June 30, 2007	$525

The following is a summary of certain guarantee and indemnification agreements as of June 30, 2007:

•	Under the terms of our software license agreements with our customers, we agree that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our customer licensees against any loss, expense, or liability from any damages that may be awarded against our customer. We include this infringement indemnification in our software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and we can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then we may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are probable losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

•	Under the terms of certain vendor agreements, in particular, vendors used as part of our managed services, we have agreed that in the event the service provided to the customer by the vendor on behalf of us infringes upon any patent, copyright, trademark, or any other proprietary right of a third-party, we will indemnify our vendor, against any loss, expense, or liability from any damages that may be awarded against our vendor. No maximum liability is stipulated in these vendor agreements. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions or claims that are probable losses. We believe the estimated fair value of these indemnification clauses is minimal.

•	As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion or all of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

•	Under the terms of our agreement to sell Magic in January 2004, we agreed to indemnify the purchaser for any breach of representations or warranties in the agreement as well as for any liabilities related to the assets prior to sale that were not included in the purchaser assumed liabilities (undiscovered liabilities). Subject to limited exceptions, the maximum potential loss related to the indemnification is $10.0 million. To date, we

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

Forward-Looking Statements; Trademarks

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “goals,” “projects,” “continue,” or variations of such words, similar expressions, or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Neither we nor any other person can assume responsibility for the accuracy and completeness of forward-looking statements. Important factors that may cause actual results to differ from expectations include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the fiscal year ended December 31, 2006. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. We encourage you to read these sections carefully.

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

We evaluate our consolidated financial performance utilizing a variety of indicators. Two of the primary indicators that we utilize are total net revenue and net income. As discussed more fully below, our net revenue in the three months ended June 30, 2007 grew by 13% to $314.8 million from $277.6 million in the three months ended June 30, 2006. Our net revenue in the six months ended June 30, 2007 grew by 14% to $629.7 million from $552.9 million in the six months ended June 30, 2006. We believe net revenue is a key indicator of the growth and health of our business. Our net revenue is directly impacted by corporate information technology, government and consumer spending levels. We believe net income is a key indicator of the profitability of our business. Our net income for the three months ended June 30, 2007 grew by 83% to $48.0 million from $26.2 million for the three months ended June 30, 2006. Our net income for the six months ended June 30, 2007 grew by 30% to $91.4 million from $70.5 million for the six months ended June 30, 2006.

Critical Accounting Policies and Estimates

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), as discussed more fully below. Other than this change, we have had no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2007 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2006.

Income Taxes

We adopted the provisions of FIN 48, effective January 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note 9 to the condensed consolidated financial statements for further discussion of the impact of adoption of FIN 48.

Results of Operations

Net Revenue

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our net revenue:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Net revenue:
Service and support	$165,162	$156,257	$8,905	6%	$332,767	$305,910	$26,857	9%
Subscription	133,291	95,649	37,642	39	261,659	188,375	73,284	39
Product	16,377	25,700	(9,323)	(36)	35,282	58,569	(23,287)	(40)

Total net revenue	$314,830	$277,606	$37,224	13%	$629,708	$552,854	$76,854	14%

Percentage of total net revenue:
Service and support	53%	56%			53%	55%
Subscription	42	35			41	34
Product	5	9			6	11

Total net revenue	100%	100%			100%	100%

The increase in net revenue in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 reflected (i) a $16.7 million increase in our corporate business due to increased corporate spending on McAfee security products and (ii) a $20.5 million increase in our consumer business.

The increase in net revenue in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 reflected (i) a $41.7 million increase in our corporate business due to increased corporate spending on McAfee security products and (ii) a $35.2 million increase in our consumer business.

Net revenue from our corporate business increased during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 primarily due to (i) increased corporate spending on McAfee security products and (ii) increased revenue from our McAfee IntruShield and McAfee Foundstone offerings. Net revenue from our IntruShield and Foundstone product lines increased $1.1 million and $3.2 million, respectively, in the three months ended June 30, 2007 and $2.8 million and $8.9 million in the six months ended June 30, 2007, respectively.

Net revenue from our consumer market increased during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 primarily due to (i) online subscriber growth due partly to an increase in our customer base and expansion to additional countries and (ii) increased online renewal subscriptions.

Net Revenue by Geography

The following table sets forth, for the periods indicated, net revenue in each of the five geographic regions in which we operate:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Net revenue:
North America	$162,949	$150,458	$12,491	8%	$327,475	$302,083	$25,392	8%
EMEA	103,346	90,528	12,818	14	205,036	173,268	31,768	18
Japan	25,024	22,128	2,896	13	50,236	45,002	5,234	12
Asia-Pacific, excluding Japan	14,651	9,570	5,081	53	27,943	19,492	8,451	43
Latin America	8,860	4,922	3,938	80	19,018	13,009	6,009	46

Total net revenue	$314,830	$277,606	$37,224	13%	$629,708	$552,854	$76,854	14%

Percentage of total net revenue:
North America	52%	54%			52%	55%
EMEA	33	33			33	31
Japan	8	8			8	8
Asia-Pacific, excluding Japan	4	3			4	4
Latin America	3	2			3	2

Total net revenue	100%	100%			100%	100%

Net revenue outside of North America accounted for approximately 48% and 46% of net revenue in the three months ended June 30, 2007 and 2006, respectively, and 48% and 45% of net revenue in the six months ended June 30, 2007 and 2006, respectively. Net revenue from North America and EMEA has historically comprised between 80% and 90% of our business.

The increase in total net revenue in North America during the three months ended June 30, 2007 primarily related to (i) a $5.8 million increase in corporate revenue in North America due to increased corporate spending on McAfee products and increased revenue from our McAfee Foundstone and McAfee IntruShield offerings and (ii) a $6.7 million increase in consumer revenue in North America due partly to an increase in our customer base.

The increase in total net revenue in North America during the six months ended June 30, 2007 primarily related to (i) a $17.6 million increase in corporate revenue in North America due to increased corporate spending on McAfee products and increased revenue from our McAfee Foundstone and McAfee IntruShield offerings and (ii) a $7.8 million increase in consumer revenue in North America due partly to an increase in our customer base.

The increase in total net revenue in EMEA during the three months ended June 30, 2007 was attributable to (i) an $8.3 million increase in corporate revenue due to increased corporate spending on McAfee security products and increased revenue from our McAfee Foundstone offering and (ii) a $4.5 million increase in consumer revenue due partly to an increase in our customer base and expansion to additional countries. These increases included the positive impact of the strengthening Euro against the U.S. Dollar, which resulted in an approximate $7.4 million impact to EMEA net revenue in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

The increase in total net revenue in EMEA during the six months ended June 30, 2007 was attributable to (i) a $22.4 million increase in corporate revenue due to increased corporate spending on McAfee security products and increased revenue from our McAfee Foundstone offering and (ii) a $9.4 million increase in consumer revenue due partly to an increase in our customer base and expansion to additional countries. These increases included the positive impact of the strengthening Euro against the U.S. Dollar, which resulted in an approximate $16.5 million impact to EMEA net revenue in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Our Japan, Latin America and Asia-Pacific, excluding Japan operations combined have historically comprised less than 20% of our total net revenue, and we expect this trend to continue. Although total net revenue from Japan increased in both the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, the weakening Japanese Yen against the U.S. Dollar resulted in an approximate $1.1 million and $1.6 million negative impact to Japanese net revenue, respectively.

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

Service and Support Revenue

The following table sets forth, for the periods indicated, the two categories of our service and support revenue as a percent of total service and support revenue:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Net service and support revenue:
Support and maintenance	$157,750	$151,200	$6,550	4%	$317,980	$296,445	$21,535	7%
Consulting and training	7,412	5,057	2,355	47	14,787	9,465	5,322	56

Total service and support revenue	$165,162	$156,257	$8,905	6%	$332,767	$305,910	$26,857	9%

Percentage of service and support revenue:
Support and maintenance	96%	97%			96%	97%
Consulting and training	4	3			4	3

Total service and support revenue	100%	100%			100%	100%

Service and support revenue includes revenue from software support and maintenance contracts, training and consulting. The increases in service and support revenue in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were attributable to an increase in support and maintenance primarily due to amortization of previously deferred revenue from support arrangements and an increase in sales of support renewals. In addition, revenue from consulting increased due to both our Foundstone Consulting Services, which includes threat modeling, security assessments and education, and McAfee Consulting Services, which provide product design and deployment support.

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

Subscription Revenue

The following table sets forth, for the periods indicated, the change in subscription revenue from June 30, 2006 to June 30, 2007:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Total subscription revenue	$133,291	$95,649	$37,642	39%	$261,659	$188,375	$73,284	39%

Subscription revenue includes revenue from online subscription arrangements. The increases in subscription revenue in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were attributable to (i) increases in our online subscription arrangements due to our continued relationships with strategic channel partners, such as Gateway, AOL and Dell, (ii) increases in revenue from our McAfee Managed VirusScan on-line service for small and medium-sized businesses, (iii) increases in royalties from sales by our strategic channel partners and (iv) increases due to our launch of McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee PC Protection Plus, McAfee Internet Security, and McAfee Total Protection in September 2006, as these suites utilize a subscription-based model.

Product Revenue

The following table sets forth, for the periods indicated, each major category of our product revenue as a percent of product revenue:

					Six Months Ended
	Three Months Ended June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Net product revenue:
Licenses	$8,144	$14,468	$(6,324)	(44)%	$18,218	$34,122	$(15,904)	(47)%
Hardware	4,980	8,819	(3,839)	(44)	12,513	19,160	(6,647)	(35)
Retail and other	3,253	2,413	840	35	4,551	5,287	(736)	(14)

Total product revenue	$16,377	$25,700	$(9,323)	(36)%	$35,282	$58,569	$(23,287)	(40)%

Percentage of product revenue:
Licenses	50%	56%			52%	58%
Hardware	30	34			35	33
Retail and other	20	10			13	9

Total product revenue	100%	100%			100%	100%

Product revenue includes revenue from software licenses, hardware and retail product. The decreases in product revenue in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were attributable to (i) decreases in license revenue in the three and six months ended June 30, 2007 due to our launch of McAfee Consumer Suites, including McAfee VirusScan Plus, McAfee PC Protection Plus, McAfee Internet Security, and McAfee Total Protection in September 2006, as these suites utilize a subscription-based model and (ii) increases in incentive rebates and marketing funds with our partners that are recorded as an offset to revenue and generally included in retail and other revenue in the table above.

With the launch of our McAfee Consumer Suites in 2006, all consumer licenses are subscription-based. The continued use of a subscription-based model for licenses will result in product revenue declines with a corresponding increase in subscription revenue.

Cost of Net Revenue

The following table sets forth, for the periods indicated, cost of net revenue:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Cost of net revenue:
Service and support	$11,835	$13,657	$(1,822)	(13)%	$24,228	$26,609	$(2,381)	(9)%
Subscription	39,615	25,350	14,265	56	77,001	46,453	30,548	66
Product	11,419	14,708	(3,289)	(22)	23,324	30,395	(7,071)	(23)
Amortization of purchased technology	8,515	5,789	2,726	47	16,884	10,193	6,691	66

Total cost of net revenue	$71,384	$59,504	$11,880	20%	$141,437	$113,650	$27,787	24%

Components of gross margin:
Service and support	$153,327	$142,600			$308,539	$279,301
Subscription	93,676	70,299			184,658	141,922
Product	4,958	10,992			11,958	28,174
Amortization of purchased technology	(8,515)	(5,789)			(16,884)	(10,193)

Total gross margin	$243,446	$218,102			$488,271	$439,204

Total gross margin percentage	77%	79%			78%	79%

Cost of Service and Support Revenue

Cost of service and support revenue consists principally of salaries, benefits and stock-based compensation related to employees providing customer support, training and consulting services. The cost of service and support revenue remained consistent for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. The cost of service and support revenue as a percentage of service and support net revenue for the three and six months ended June 30, 2007 decreased compared to the same periods in 2006 due primarily to increases in support and maintenance revenue without corresponding increases in the cost of providing those services.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to the sale of online subscription arrangements, the majority of which include revenue-share arrangements and royalties paid to our strategic channel partners. The increases in subscription costs for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were primarily attributed to increases in the volume of online subscription arrangements and royalties paid to our online strategic channel partners. As a percentage of subscription revenue, cost of subscription revenue increased for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 due primarily to higher percentages payable to our partners under online subscription arrangements.

Cost of Product Revenue

Cost of product revenue consists primarily of the cost of media, manuals and packaging for products distributed through traditional channels and, with respect to hardware-based security products, computer platforms and other hardware components. The decreases in the cost of product revenue for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were primarily attributable to decreases in product units sold, consistent with our shift in focus from retail-boxed products to our online subscription model. As a percentage of product revenue, cost of product revenue increased due to increased incentive rebates and marketing funds. Upon the launch of our McAfee Consumer Suites, all related license revenue and cost of revenue are included in subscription revenue and cost of subscription revenue.

Amortization of Purchased Technology

The increases in amortization of purchased technology in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were due to the acquisitions of SiteAdvisor in April 2006, Preventsys in June 2006, Onigma in October 2006 and Citadel in December 2006. Purchased technology related to these four acquisitions totaled $58.0 million. Amortization for these items was $4.1 million in the three months ended June 30, 2007 and $8.1 million in the six months ended June 30, 2007. The purchased technology is being amortized over estimated useful lives of up to seven years.

Operating Costs

Stock-based Compensation Expense

We recognize stock-based compensation expense for all stock-based awards made to our employees and directors based on the estimated fair value of the awards. The following table summarizes stock-based compensation expense in accordance with the provisions of SFAS 123(R) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Amortization of fair value of options issued to employees	$4,214	$6,824	$9,272	$17,722
Former employees — extension of post-termination exercise period	340	—	11,078	—
Cash settlement of options	1,959	—	2,190	—
Restricted stock awards and units	5,236	4,516	10,147	6,463
Employee Stock Purchase Plan	—	758	—	1,607

Total stock-based compensation expense	$11,749	$12,098	$32,687	$25,792

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

Former employees — extension of post-termination exercise period.  From July 2006, when we announced that we might have to restate our historical financial statements as a result of our ongoing stock option investigation, through the date we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, (“blackout period”), we have not been able to issue any shares, including those pursuant to stock option exercises. In January 2007, we extended the post-termination exercise period for vested options held by certain former employees and outside directors who terminated and whose stock options would have expired during the blackout period. We recognized $0.3 million and $11.1 million of stock-based compensation expense in the three and six months ended June 30, 2007, respectively, based on the fair value of the modified options. The stock-based compensation expense in the three months ended June 30, 2007 was based on modified options held by former employees that vested during the three months ended June 30, 2007. The stock-based compensation expense in the six months ended June 30, 2007 was based on modified options held by former employees that terminated from January 1, 2007 through September 30, 2007, and which were vested as of the modification date and through June 30, 2007. The expense was calculated in accordance with the guidance in SFAS 123(R). The options were deemed to have no value prior to the extension of the life beyond the blackout period.

Based on the guidance in SFAS 123(R) and related FASB Staff Positions, after the January 2007 modification, stock options held by former employees and outside directors that terminated prior to such modification became subject to the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”). As a result, in January 2007, these options were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determine the fair value of these options utilizing the Black-Scholes valuation model and recognize any change in fair value of the options in our consolidated statements of income in the period of change until the options are exercised, expire or are otherwise settled. We recognized $1.9 million of expense related to the change in fair value of these options in the three and six months ended June 30, 2007. Such amounts are included in general and administrative expense in our consolidated statements of income, and are not reflected as stock-based compensation expense in the table above. We will record expense or benefit in future periods based on the closing price of our common stock.

Cash settlement of options.  Certain stock options held by terminated employees expired during the blackout period as they could not be exercised during the 90-day period subsequent to termination. The cash payment to settle these options will be based upon an average closing price of our common stock subsequent to us becoming current on our reporting obligations under the Securities Exchange Act of 1934, as amended. We have recorded a liability based on the intrinsic value of these options as of June 30, 2007. We will continue to adjust this amount in future reporting periods based on the closing price of our common stock.

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

Employee Stock Purchase Plan.  We recognize stock-based compensation expense for the fair value of employee stock purchase rights issued pursuant to our ESPP. The estimated fair value of employee stock purchase rights is based on the Black-Scholes pricing model. Expense is recognized ratably based on contributions and the total fair value of the employee stock purchase rights estimated to be issued. We had no stock-based compensation expense related to our employee stock purchase plan during the six months ended June 30, 2007 due to suspension of this plan in July 2006, until we become current on our reporting obligations under the Securities Exchange Act of 1934, as amended.

The following table summarizes the stock-based compensation expense by income statement line item in the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of net revenue — service and support	$356	$494	$955	$957
Cost of net revenue — subscription	185	169	543	305
Cost of net revenue — product	199	182	457	386

Stock-based compensation expense included in cost of net revenue	740	845	1,955	1,648
Research and development	3,293	3,495	8,265	7,338
Marketing and sales	4,812	4,873	13,325	10,099
General and administrative	2,904	2,885	9,142	6,707

Stock-based compensation expense included in operating expenses	11,009	11,253	30,732	24,144

Total stock-based compensation expense related to stock-based equity awards	11,749	12,098	32,687	25,792
Deferred tax benefit	(2,903)	(3,048)	(9,688)	(7,048)

Total stock-based compensation expense related to stock-based equity awards, net of tax	$8,846	$9,050	$22,999	$18,744

See Note 3 in the condensed consolidated financial statements for additional information regarding stock-based compensation.

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

As of June 30, 2007, total compensation cost related to unvested stock options, restricted stock units, and restricted stock awards not yet recognized and reduced by estimated forfeitures was $64.4 million. This amount is expected to be recognized over a weighted-average period of approximately 2.4 years.

Internal Revenue Code Section 409A

Adverse tax consequences will result from our revision of accounting measurement dates for stock options that vest subsequent to December 31, 2004, (“409A affected options”). These adverse tax consequences include a penalty tax payable by the option holder under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes under state tax laws). As virtually all holders of options with revised measurement dates were not involved in or aware of their incorrect option exercise prices, we took certain actions to deal with the adverse tax consequences that may be incurred by the holders of such options.

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

IRS Announcement 2007-18 Compliance

In February 2007, our board of directors approved our participation in a voluntary program under Internal Revenue Service Announcement 2007-18 and a similar state of California Announcement, whereby we will pay additional 409A taxes on behalf of certain former United States employees who have already exercised 409A affected options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state of California tax law). Current and former Section 16(a) officers and directors are specifically excluded from the program. Through June 30, 2007, we recorded $1.3 million of costs associated with this program for Section 409A affected options exercised during this period.

Certain Former Employees Future Exercises of 409A Affected Options

In May 2007, our board of directors approved cash payments as necessary to certain former employees who exercised 409A affected options during 2006 that may exercise 409A affected options in the future. In the three months ended June 30, 2007, we recorded $0.9 million of costs associated with former employees’ exercises of certain 409A affected options. We may incur additional costs in future periods associated with former employees’ expected exercises of certain 409A affected options but we do not expect the costs to be material.

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

The following table summarizes, for the periods indicated, costs associated with actions taken by us with respect to IRC Section 409A (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Cost of net revenue	$—	$—
Research and development	85	874
Marketing and sales	268	589
General and administrative	594	788

Costs associated with IRC Section 409A	$947	$2,251

Research and Development

The following table sets forth, for the periods indicated, a comparison of our research and development expenses:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Research and development(1)	$54,819	$49,638	$5,181	10%	$109,432	$93,785	$15,647	17%
Percentage of net revenue	17%	18%			17%	17%

(1)	Includes stock-based compensation charges of $3,293 and $3,495 in the three months ended June 30, 2007 and 2006, respectively, and $8,265 and $7,338 in the six months ended June 30, 2007 and 2006, respectively.

Research and development expenses consist primarily of salary, benefits, and stock compensation for our development and a portion of our technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. The increase in research and development expenses in the three months ended June 30, 2007 was primarily attributable to (i) a $5.1 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount, (ii) a $0.7 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the three months ended June 30, 2007 compared to the same prior-year period, (iii) a $0.2 million increase attributable to acquisition-related bonuses, primarily related to the Citadel and Onigma acquisitions, and (iv) a $0.1 million charge for actions taken by us with respect to IRC Section 409A discussed in “Stock-based Compensation Expense” above, partially offset by (i) a $0.2 million decrease in stock-based compensation expense and (ii) a $0.1 million decrease in the use of third-party contractors.

The increase in research and development expenses in the six months ended June 30, 2007 was primarily attributable to (i) a $12.2 million increase in salary and benefit expense for individuals performing research and development activities due to an increase in average headcount, (ii) a $1.9 million increase attributable to acquisition-related bonuses, primarily related to the SiteAdvisor acquisition, (iii) a $1.6 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the six months ended June 30, 2007 compared to the same prior-year period, (iv) a $0.9 million increase in stock-based compensation expense, and (v) a $0.9 million charge for actions taken by us with respect to IRC Section 409A discussed in “Stock-based Compensation Expense” above, partially offset by a $0.8 million decrease in the use of third-party contractors.

We believe that continued investment in product development is critical to attaining our strategic objectives.

Marketing and Sales

The following table sets forth, for the periods indicated, a comparison of our marketing and sales expenses:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Marketing and sales(1)	$95,147	$90,245	$4,902	5%	$188,228	$173,730	$14,498	8%
Percentage of net revenue	30%	33%			30%	31%

(1)	Includes stock-based compensation charges of $4,812 and $4,873 in the three months ended June 30, 2007 and 2006, respectively, and $13,325 and $10,099 in the six months ended June 30, 2007 and 2006, respectively.

Marketing and sales expenses consist primarily of salary, commissions, stock compensation and benefits for marketing and sales personnel and costs associated with advertising and promotions. The increase in marketing and sales expenses during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 reflected (i) a $1.5 million increase due to additional use of third-party contractors, (ii) a $1.3 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the three months ended June 30, 2007 compared to the same prior-year period, (iii) a $0.7 million increase due to increased investment in sales, marketing, promotion and advertising programs, including marketing spend for SiteAdvisor and corporate branding initiatives, (iv) a $0.5 million increase in salary and benefit expense for individuals performing marketing and sales activities, and (v) a $0.3 million charge for actions taken by us with respect to IRC Section 409A discussed in “Stock-based Compensation Expense” above, partially offset by a $1.2 million decrease related to worldwide travel expense.

The increase in marketing and sales expenses during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 reflected (i) a $4.7 million increase in salary and benefit expense for individuals performing marketing and sales activities, (ii) a $3.2 million increase in stock-based compensation expense, (iii) a $2.9 million increase due to strengthening foreign currencies in EMEA against the U.S. Dollar in the six months ended June 30, 2007 compared to the same prior-year period, (iv) a $2.6 million increase due to increased investment in sales, marketing, promotion and advertising programs, including marketing spend for SiteAdvisor and corporate branding initiatives, (v) a $2.2 increase due to additional use of third-party contractors, and (vi) a $0.6 million charge for actions taken by us with respect to IRC Section 409A discussed in “Stock-based Compensation Expense” above, partially offset by a $2.1 million decrease related to worldwide travel expense.

General and Administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

General and administrative(1)	$42,102	$55,298	$(13,196)	(24)%	$86,953	$92,046	$(5,093)	(6)%
Percentage of net revenue	13%	20%			14%	17%

(1)	Includes stock-based compensation charges of $2,904 and $2,885 in the three months ended June 30, 2007 and 2006, respectively, and $9,142 and $6,707 in the six months ended June 30, 2007 and 2006, respectively.

General and administrative expenses consist principally of salary, stock compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The decrease in general and administrative expenses during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 reflected (i) a $0.9 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount, (ii) a $1.9 million increase related to the change in fair value of certain stock options subject to the provisions of EITF 00-19, and (iii) a $0.6 million charge for actions taken by us with respect to IRC Section 409A discussed in “Stock-based Compensation Expense” above, offset by a $16.0 million decrease due to our offer to settle a derivative class action lawsuit, additional legal fees, and legal settlements.

The decrease in general and administrative expenses during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 reflected (i) a $2.4 million increase in salary and benefit expense for individuals performing general and administrative activities due to an increase in average headcount, (ii) a $2.4 million increase in stock-based compensation expense, (iii) a $1.9 million increase related to the change in fair value of certain stock options subject to the provisions of EITF 00-19, and (iv) a $0.8 million charge for actions taken by us with respect to IRC Section 409A discussed in “Stock-based Compensation Expense” above, offset by an $11.6 million decrease in legal fees and legal settlements.

SEC and Compliance Costs

The following table sets forth, for the periods indicated, a comparison of SEC and compliance costs:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

SEC and compliance costs	$9,148	$3,352	$5,796	173%	$14,200	$3,772	$10,428	276%

SEC and compliance costs consist principally of costs associated with the investigation into our stock option granting practices and costs associated with independent consultants engaged to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our settlement with the SEC finalized in 2006. The $5.8 million increase in SEC and compliance costs during the three months ended June 30, 2007 consisted of a $7.7 million increase in expenses related to the investigation into our stock option granting practices and a $1.9 million decrease in costs related to independent consultants engaged in 2006 to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC in 2005.

SEC and compliance costs during the six months ended June 30, 2007 consisted of a $12.7 million increase in expenses related to the investigation into our stock option granting practices and a $2.3 million decrease in costs related to independent consultants engaged in 2006 to examine and recommend improvements to our internal controls to ensure compliance with federal securities laws as required by our previous settlement with the SEC in 2005.

Amortization of Intangibles

The following table sets forth, for the periods indicated, a comparison of the amortization of intangibles:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Amortization of intangibles	$3,556	$2,851	$705	25%	$6,238	$5,649	$589	10%

Intangibles consist of identifiable intangible assets such as trademarks, patents and customer lists. The increase in amortization of intangibles was attributable to our 2006 acquisitions, in which we acquired approximately $9.7 million of intangible assets and patents and the addition of $9.3 million in patents during the first quarter of 2007.

Restructuring Charges

The following table sets forth, for the periods indicated, a comparison of our restructuring charges:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Restructuring charges	$(77)	$568	$(645)	(114)%	$3,049	$1,119	$1,930	172%

During 2006, we initiated certain restructuring actions designed to realign our go-to-market model with our customers’ requirements and product offerings. As a result, we recorded a restructuring charge of approximately $2.4 million during the fourth quarter of 2006 related to a reduction in headcount of 75 employees. These actions were taken to reduce our cost structure and, at the same time, enable us to invest in certain strategic growth initiatives in an effort to enhance our competitive position. These actions were completed during the first quarter of 2007. During the six months ended June 30, 2007, we permanently vacated several leased facilities and recorded a $0.3 million accrual for estimated lease related costs associated with the permanently vacated facilities. We also recorded a restructuring charge of $2.4 million related to a reduction in headcount of 33 employees.

During 2005, 2004 and 2003, we recorded restructuring charges related to vacating several facilities and reductions in headcount. Accretion on prior year restructurings totaled $0.1 million and $0.2 million in the three and six months ended June 30, 2007, respectively. See further information on these actions in Note 6 to our condensed consolidated financial statements included elsewhere in this report.

In-process Research and Development

During the three and six months ended June 30, 2006, we expensed $0.5 million of in-process research and development related to the acquisition of Preventsys, Inc. in June 2006. There were no acquisitions during the six months ended June 30, 2007.

Interest and Other Income

The following table sets forth, for the periods indicated, a comparison of our interest and other income:

	Three Months Ended				Six Months Ended
	June 30,		2007 vs. 2006		June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(Dollars in thousands)

Interest and other income	$18,715	$7,198	$11,517	160%	$33,030	$18,663	$14,367	77%

Interest and other income includes interest earned on investments, as well as net foreign currency transaction gains or losses. The increase in interest and other income is partially due to the rising average rate of annualized return on our investments from approximately 4% in the six months ended June 30, 2006 to approximately 5% in the six months ended June 30, 2007. In addition, our average balance of cash, marketable securities and restricted cash increased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 by $132.2 million.

During the three months ended June 30, 2007 and 2006, we recorded a net foreign currency transaction loss of $0.4 million and $4.9 million, respectively, in our condensed consolidated statements of income. During the six months ended June 30, 2007 and 2006, we recorded a net foreign currency transaction loss of $1.1 million and $6.8 million, respectively, in our condensed consolidated statements of income.

Provision for Income Taxes

The following table sets forth, for the periods indicated, a comparison of our provision for income taxes.

	Three Months Ended					Six Months Ended
	June 30,		2007 vs. 2006			June 30,		2007 vs. 2006
	2007	2006	$	%		2007	2006	$	%
	(Dollars in thousands)

Provision for income taxes	$9,573	$(3,294)	$12,867		**	$22,067	$16,715	$5,352	32%
Effective tax rate	17%	(14)%				19%	19%

**	Calculation not meaningful.

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

The effective tax rate for the three months ended June 30, 2007 differs from the United States federal statutory rate (“statutory rate”) primarily due to a decrease in our estimated annual effective tax rate and the resultant quarterly adjustment necessary to adjust year to date expense to our revised estimate of our annual effective rate. The effective tax rate for the three months ended June 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances. The effective tax rate for the six months ended June 30, 2007 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions. The effective tax rate for the six months ended June 30, 2006 differs from the statutory rate primarily due to the benefit of lower tax rates in certain foreign jurisdictions and adjustments to valuation allowances.

The earnings from our foreign operations in India are subject to a tax holiday from a grant effective through March 31, 2009. The tax holiday provides for zero percent taxation on certain classes of income and requires certain conditions to be met. We were in compliance with these conditions as of June 30, 2007.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$187,101	$124,998
Net cash used in investing activities	(41,611)	(285,419)
Net cash used in financing activities	(184)	(200,158)

Overview

At June 30, 2007, our cash, cash equivalents and marketable securities totaled $1,413.8 million and we did not have any debt. Our management plans to use these amounts for future operations, potential acquisitions and repurchases of our common stock on the open market.

At June 30, 2007, we had cash and cash equivalents totaling $542.6 million, as compared to $389.6 million at December 31, 2006. In the six months ended June 30, 2007, we generated positive operating cash flows of $187.1 million. Cash flows were positively impacted by an increase in net cash of $7.7 million due to foreign exchange rate fluctuations. Uses of cash during the six months ended June 30, 2007 included the net purchases of marketable securities of $18.0 million and purchases of property and equipment of $18.9 million.

Our working capital, defined as current assets minus current liabilities, was $337.0 million and $146.3 million at June 30, 2007 and December 31, 2006, respectively. The increase in working capital of approximately $190.7 million from December 31, 2006 to June 30, 2007 was primarily attributable to a $203.2 million increase in cash and short-term marketable securities balances due to positive operating cash flows. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2007 and 2006 was primarily the result of our net income of $91.4 million and $70.5 million, respectively. Net income for the six months ended June 30, 2007 was adjusted for non-cash items such as depreciation and amortization of $40.6 million, non-cash stock-based compensation expense of $30.5 million, changes in deferred income taxes of $3.2 million, discount amortization of marketable securities of $2.6 million, and changes in various assets and liabilities such as an increase in deferred revenue of $5.6 million due to increased sales, an increase in accrued taxes and other liabilities of $9.6 million, an increase in prepaid expenses, prepaid taxes and other assets of $5.6 million, and a decrease in accounts receivable of $10.3 million.

Net income for the six months ended June 30, 2006 was adjusted for non-cash items such as depreciation and amortization of $33.2 million, non-cash stock-based compensation expense of $25.8 million, changes in accounts payable and other accrued liabilities of $17.5 million and changes in various assets and liabilities such as accounts receivable, deferred revenue and prepaid expenses, prepaid taxes and other assets. Operating cash inflows from deferred revenue was $44.6 million from December 31, 2005 to June 30, 2006 due to increased bookings of subscription and support contracts.

Historically, our primary source of operating cash flow was the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. One measure of the effectiveness of our collection efforts is average accounts receivable days sales outstanding (“DSO”). DSOs were 46 days and 42 days in the three months ended June 30, 2007 and 2006, respectively. We calculate accounts receivable DSO on a “net” basis by dividing the net accounts receivable balance at the end of the quarter by the amount of net revenue recognized for the quarter multiplied by 90 days. We expect DSOs to vary from period to period because of changes in quarterly revenue and the effectiveness of our collection efforts. In 2007 and 2006, we did not make any significant changes to our payment terms for our customers, which are generally “net 30.”

Our operating cash flows, including changes in accounts payable and accrued liabilities, are impacted by the timing of payments to our vendors for accounts payable and taxing authorities. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. The timing of cash payments in future periods will be impacted by the nature of accounts payable arrangements. In the six months ended June 30, 2007 and 2006, we did not make any significant changes to our payment timing to our vendors.

Our cash and marketable securities balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. As of June 30, 2007, approximately $519.5 million was held outside the United States. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We have incurred material expenses in 2007 and 2006 as a direct result of the investigation into our stock option grant practices and related accounting. These costs primarily related to professional services for the investigation, legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the investigation by the SEC, the grand jury subpoena from the U.S. Attorney’s Office for the Northern District of California and the preparation and review of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters and that we may be subject to certain fines and/or penalties resulting from the findings of the investigation. We cannot reasonably estimate the range of fines and/or penalties, if any, that might be incurred as a result of the investigation. We expect to pay for these expenses, fines and/or penalties with available cash.

We expect to meet our obligations as they become due through available cash and internally generated funds. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the competitive environment in which we operate. In addition, we currently cannot predict the outcome of the litigation described in Note 11. We do believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Investing Activities

Our investing activities for the six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006

Net purchases of marketable securities	$(17,959)	$(247,479)
Decrease in restricted cash	393	49,897
Purchase of patents	(9,300)	—
Purchase of property and equipment and leasehold improvements	(18,850)	(21,968)
Proceeds from sale of assets and technology	4,105	—
Acquisitions, net of cash acquired	—	(65,869)

Net cash used in investing activities	$(41,611)	$(285,419)

Investments

In the six months ended June 30, 2007, net purchases of marketable securities were $18.0 million compared to net purchases of marketable securities of $247.5 million in the six months ended June 30, 2006. We have classified our investment portfolio as “available-for-sale,” and our investments are made with a policy of capital preservation and liquidity as the primary objectives. We generally hold investments in money market, U.S. government fixed income, U.S. government agency fixed income, mortgage-backed and investment grade corporate fixed income securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. We expect to continue our investing activities, including investment securities of a short-term and long-term nature.

Restricted Cash

The non-current restricted cash balance of $0.6 million and $1.0 million at June 30, 2007 and December 31, 2006 consisted primarily of cash collateral related to leases in the United States and India, as well as workers’ compensation insurance coverage.

On February 9, 2006, the SEC entered the final judgment for settlement with us. On our consolidated statement of cash flows for the six months ending June 30, 2006, the $50.0 million released from escrow for payment to the SEC was reflected as cash provided by investing activities and cash used in operating activities. The interest earned on the escrow was released to cash upon payment to the SEC.

Property and Equipment

The $18.9 million of property and equipment purchased during the six months ended June 30, 2007 was primarily for purchases of computers, equipment and software for ongoing projects and approximately $1.2 million for leasehold improvements related to our expanded research and development facility in Beaverton, Oregon.

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

Proceeds from the sale of assets and technology

The $4.1 million of proceeds from the sale of assets during the six months ended June 30, 2007 was primarily related to the sale of all of our fractional interests in corporate aircraft.

Acquisitions

Our available cash and equity securities may be used to acquire or invest in complementary companies, products and technologies. For example, in November 2007, we paid $350.0 million to purchase 100% of the outstanding shares of Safeboot Holding B.V. In October 2007, we entered into a definitive agreement to acquire ScanAlert, Inc. for $51.0 million and up to an additional $24.0 million if certain performance targets are met.

Financing Activities

Our financing activities for the six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006

Proceeds from issuance of common stock under stock option and stock purchase plans	$—	$29,810
Excess tax benefits from stock-based compensation	12	4,392
Repurchase of common stock	(196)	(234,360)

Net cash used in financing activities	$(184)	$(200,158)

Stock Option and Stock Purchase Plans

Historically, our recurring cash flows provided by financing activities have been from the receipt of cash from the issuance of common stock under stock option and employee stock purchase plans. We received cash proceeds from these plans in the amount of $29.8 million in the six months ended June 30, 2006. Beginning in July 2006, we suspended purchases under our employee stock purchase plan, returned all withholdings to our participating employees, including interest based on a 5% per annum interest rate, and prohibited our employees from exercising stock options due to the announced investigation into our historical stock option granting practices and our inability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended. Therefore, in the six months ended June 30, 2007, we received no proceeds from the issuance of common stock under stock option and stock purchase plans. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including our ability to become current on our reporting obligations under the Securities Exchange Act of 1934, as amended, the price of our common stock, the number of employees participating in the plans and general market conditions. In addition, in 2006, we changed our equity compensation program for existing employees by starting to grant, in certain instances, restricted stock units in addition to awarding stock options. We continued to grant stock options to new employees. Although management has not determined what type of equity compensation we will use to reward top-performing employees in the future, if management decides to grant only restricted stock units, which provide no proceeds to us, going forward, our proceeds from issuance of common stock will be significantly less than proceeds that we received historically.

Excess Tax Benefits from Stock-Based Compensation

The excess tax benefit reflected as a financing cash inflow in the six months ended June 30, 2007 and 2006 represents excess tax benefits realized relating to stock-based payments to our employees, in accordance with SFAS 123(R). There is a corresponding cash outflow included in cash flows from operating activities.

Repurchase of Common Stock

Our board of directors has authorized the repurchase of our common stock in the open market from time to time, depending upon market conditions, share price and other factors. During the six months ended June 30, 2006, we used $234.2 million to repurchase 9.8 million shares of our common stock in the open market, including commissions paid on these transactions. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices. Therefore, in the six months ended June 30, 2007, we had no repurchases of our common stock pursuant to a publicly announced plan or program.

During the six months ended June 30, 2007 and 2006, we used $0.2 million in each period to repurchase shares of common stock in connection with our obligation to a holder of restricted stock to withhold the number of shares required to satisfy such holder’s tax liability in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

Credit Facility

We have a 14.0 million Euro credit facility with a bank. The credit facility is available on an offering basis, meaning that transactions under the credit facility will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between us and the bank at the time of each specific transaction. The credit facility is intended to be used for short-term credit requirements, with terms of one year or less. The credit facility can be cancelled at any time. No balances were outstanding as of June 30, 2007 and December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2007 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that because of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2007.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses in our internal controls over financial reporting as of June 30, 2007.

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

Due to the ongoing discovery of prior period errors that resulted from these internal control deficiencies and the absence of mitigating controls, management has concluded that, as of June 30, 2007, we did not maintain effective controls over our stock option granting and accounting practices, including the recording and disclosure of stock-based compensation expense in our financial statements. These internal control deficiencies resulted in errors in (i) stock-based compensation expense, additional paid-in capital, related income tax accounts and weighted average diluted shares outstanding and (ii) related financial statement disclosures. Management has concluded that these internal control deficiencies constitute a material weakness in internal control because there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

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

Stock Repurchases

Our board of directors has authorized the repurchase of our common stock in the open market from time to time, depending upon market conditions, share price and other factors. Beginning in May 2006, we suspended repurchases of our common stock in the open market due to the announced investigation into our historical stock option granting practices. Therefore, in the three months ended June 30, 2007, we had no repurchases of our common stock that were pursuant to a publicly announced plan or program. As of June 30, 2007, we had remaining authorization to repurchase $246.2 million of our common stock; however, this authorization expired in October 2007. We expect that our executive management will recommend to our board of directors that a new common stock repurchase program be authorized.

During the six months ended June 30, 2007, we used $0.2 million to repurchase 6,824 shares of common stock in connection with our obligation to a holder of restricted stock to withhold the number of shares required to satisfy such holder’s tax liability in connection with the vesting of such shares. These shares were not part of the publicly announced repurchase program.

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